Form 10-Q
period 2013-09-30
Third Point Reinsurance Ltd.
filed 2013-11-12
CIK 1576018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________
Commission File Number: 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Waterfront, Chesney House
96 Pitts Bay Road
Pembroke HM 08, Bermuda
(Address of principal executive offices)
Telephone Number +1 441 542-3300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2013, 103,888,916 common shares of $0.01 par value were outstanding, including 624,300 restricted shares.

Third Point Reinsurance Ltd.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2013	December 31, 2012
Assets	(unaudited)	(audited)
Equity securities, trading, at fair value (cost - $507,618; 2012 - $450,766)	$593,879	$500,929
Debt securities, trading, at fair value (cost - $402,563; 2012 - $249,110)	437,596	279,331
Other investments, at fair value	63,277	157,430
Total investments in securities and commodities	1,094,752	937,690
Cash and cash equivalents	18,663	34,005
Restricted cash and cash equivalents	159,290	77,627
Due from brokers	418,246	131,785
Securities purchased under an agreement to sell	37,921	60,408
Derivative assets, at fair value	27,532	25,628
Interest and dividends receivable	3,024	2,088
Reinsurance balances receivable	168,683	84,280
Deferred acquisition costs, net	58,563	45,383
Unearned premiums ceded	2,494	—
Loss and loss adjustment expenses recoverable	6,284	—
Other assets	4,054	3,123
Total assets	$1,999,506	$1,402,017
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses	$5,457	$5,278
Reinsurance balances payable	8,579	—
Deposit liabilities	118,973	50,446
Unearned premium reserves	163,915	93,893
Loss and loss adjustment expense reserves	143,707	67,271
Securities sold, not yet purchased, at fair value	90,492	176,454
Due to brokers	41,065	66,107
Derivative liabilities, at fair value	21,240	12,992
Performance fee payable to related party	40,264	—
Interest and dividends payable	1,416	1,255
Total liabilities	635,108	473,696
Shareholders' equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 103,888,916 (2012: 78,432,132))	10,389	7,843
Additional paid-in capital	1,053,501	762,430
Retained earnings	245,494	98,271
Shareholders’ equity attributable to shareholders	1,309,384	868,544
Non-controlling interests	55,014	59,777
Total shareholders' equity	1,364,398	928,321
Total liabilities and shareholders' equity	$1,999,506	$1,402,017
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
For the three and nine months ended September 30, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Gross premiums written	$45,425	$41,651	$239,660	$162,479
Gross premiums ceded	—	—	(9,975)	—
Net premiums written	45,425	41,651	229,685	162,479
Change in net unearned premium reserves	20,904	(7,333)	(67,528)	(99,483)
Net premiums earned	66,329	34,318	162,157	62,996
Net investment income	53,371	47,686	166,129	63,911
Total revenues	119,700	82,004	328,286	126,907
Expenses
Loss and loss adjustment expenses incurred, net	39,349	24,709	103,679	53,680
Acquisition costs, net	21,117	10,856	49,111	13,706
General and administrative expenses	9,846	6,440	24,071	20,221
Total expenses	70,312	42,005	176,861	87,607
Income including non-controlling interests	49,388	39,999	151,425	39,300
Income attributable to non-controlling interests	(2,818)	(423)	(4,202)	(609)
Net income	$46,570	$39,576	$147,223	$38,691
Earnings per share
Basic	$0.52	$0.50	$1.77	$0.49
Diluted	$0.46	$0.45	$1.59	$0.44
Weighted average number of common shares used in the determination of earnings per share
Basic	90,244,694	79,073,932	83,252,120	79,003,405
Diluted	100,176,416	87,888,983	92,438,629	87,031,196
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
For the nine months ended September 30, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2013	2012
Common shares
Balance, beginning of period	78,432,132	78,432,132
Issuance of common shares	25,456,784	—
Balance, end of period	103,888,916	78,432,132
Common shares
Balance, beginning of period	$7,843	$7,843
Issuance of common shares	2,546	—
Balance, end of period	10,389	7,843
Additional paid-in capital
Balance, beginning of period	762,430	756,219
Issuance of common shares, net	283,460	(198)
Fair value of founder and advisor warrants	3,747	—
Fair value of warrants qualifying as shareholders' equity	(3,747)	—
Share compensation expense	7,611	4,595
Balance, end of period	1,053,501	760,616
Subscriptions receivable
Balance, beginning of period	—	(177,507)
Receipt of subscriptions due from shareholders	—	177,507
Balance, end of period	—	—
Retained earnings (deficit)
Balance, beginning of period	98,271	(1,130)
Net income	147,223	38,691
Balance, end of period	245,494	37,561
Shareholders' equity attributable to shareholders	1,309,384	806,020
Non-controlling interests
Balance, beginning of period	59,777	—
Contributions	26,164	5,002
Distributions	(35,129)	—
Income attributable to non-controlling interests	4,202	609
Balance, end of period	55,014	5,611
Total shareholders' equity	$1,364,398	$811,631
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2013	2012
Operating activities
Net income	$147,223	$38,691
Adjustments to reconcile net income to net cash provided by operating activities
Share compensation expense	7,611	4,595
Net change in unrealized gain on investments	(35,978)	(33,205)
Net change in unrealized loss on derivatives	5,437	1,856
Net realized gain on investments and derivatives	(176,673)	(47,169)
Amortization of premium and accretion of discount, net	(2,868)	(1,827)
Changes in assets and liabilities:
Reinsurance balances receivable	(57,669)	(81,595)
Deferred acquisition costs, net	(13,180)	(43,802)
Unearned premiums ceded	(2,494)	—
Loss and loss adjustment expenses recoverable	(6,284)	—
Other assets	(931)	(284)
Interest and dividends receivable, net	(775)	(2,919)
Unearned premium reserves	70,022	99,483
Loss and loss adjustment expense reserves	76,436	50,109
Accounts payable and accrued expenses	(500)	17,963
Reinsurance balances payable	8,579	—
Performance fee payable to related party	40,264	—
Net cash provided by operating activities	58,220	1,896
Investing activities
Purchases of investments	(1,475,391)	(1,832,882)
Proceeds from disposition of investments	1,539,990	1,001,319
Purchases of investments to cover short sales	(342,282)	(388,341)
Proceeds from short sales of investments	251,085	599,824
Change in due to/from brokers, net	(311,503)	(79,522)
Increase (decrease) in securities purchased under an agreement to sell	22,487	(60,235)
Non-controlling interest in investment affiliate	(33,114)	5,611
Change in restricted cash and cash equivalents	(81,663)	—
Net cash used in investing activities	(430,391)	(754,226)
Financing activities
Proceeds from issuance of common shares, net of costs	286,685	158,593
Increase in deposit liabilities	41,793	—
Non-controlling interest in Catastrophe Fund	28,515	—
Non-controlling interest in Catastrophe Fund Manager	(164)	—
Net cash provided by financing activities	356,829	158,593
Net decrease in cash and cash equivalents	(15,342)	(593,737)
Cash and cash equivalents at beginning of period	34,005	603,841
Cash and cash equivalents at end of period	$18,663	$10,104
Supplementary information
Interest paid in cash	$3,369	$492
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Consolidated Financial Statements (UNAUDITED)
(Expressed in United States Dollars)

1.	Organization
Third Point Reinsurance Ltd. (“Third Point Re”) was incorporated as an exempted company under the laws of Bermuda on October 6, 2011 and, through its wholly-owned subsidiary Third Point Reinsurance Company Ltd. (“TPRCL”), is a provider of global specialty property and casualty reinsurance products. TPRCL was incorporated in Bermuda and is registered as a Class 4 insurer under the Insurance Act 1978, as amended, and related regulations (the “Act”). TPRCL commenced reinsurance operations in January 2012.
On June 15, 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. Third Point Re subsequently announced a strategic arrangement with Hiscox Insurance Company (Bermuda) Limited (“Hiscox”) to launch a collateralized catastrophe reinsurance underwriting fund management business. The Catastrophe Fund Manager, a Bermuda exempted company, is the investment manager of the Catastrophe Fund and is 85% owned by Third Point Re and 15% owned by Hiscox. The Catastrophe Fund Manager is responsible for the investment and management of the Catastrophe Fund’s assets. The Catastrophe Fund is an exempted company incorporated in Bermuda and is open to both related party and third party investors. The Catastrophe Fund Manager also acts as manager of the Catastrophe Reinsurer and, in this capacity, is responsible for overseeing the day-to-day underwriting and investment activities of the Catastrophe Reinsurer. The Catastrophe Reinsurer is a Bermuda exempted company and is licensed as a special purpose insurer under the Act.
On August 2, 2012, Third Point Re established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited. (“TPRUK”). On May 20, 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
On August 20, 2013, Third Point Re completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs. Third Point Re's common shares are listed on the New York Stock Exchange under the symbol “TPRE”.
These unaudited consolidated financial statements include the results of Third Point Re and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, as filed with the SEC on August 14, 2013 in the Company's registration statement on Form S-1 (File No. 333-189960). In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full calendar year.

2.	Significant accounting policies
The following is a summary of the significant accounting and reporting policies adopted by the Company:
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the loss and loss adjustment expense reserves, estimates of written and earned premiums and fair value of financial instruments.
Cash and restricted cash and cash equivalents
Cash and cash equivalents consist of cash held in banks, cash held by our Investment Manager and other short-term, highly liquid investments with original maturity dates of ninety days or less.
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer, securing collateralized reinsurance contracts written and cash held with brokers securing letters of credit issued under credit facilities.
Premium revenue recognition
The Company estimates the ultimate premiums for the entire contract period and records this estimate at the inception of the contract, to the extent that the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, the Company records written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by clients and/or brokers.
Premiums written are earned over the exposure period in proportion to the period of risk covered. Unearned premiums represent the portion of premiums written that relate to the remaining term of the underlying policies in force.
Premiums for retroactive reinsurance contracts, where the Company has evaluated and concluded that risk transfer has occured, are earned at the inception of the contract, as all of the underlying loss events covered by these contracts occurred in the past. Any underwriting profit at inception of a retroactive reinsurance contract is deferred and recognized over the estimated future payout of the loss and loss adjustment expenses reserves. Any underwriting loss at inception of a retroactive reinsurance contract is recognized immediately.
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Reinsurance premiums ceded
The Company reduces the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are expensed over the contract period in proportion to the period of risk covered. Unearned premiums ceded consist of the unexpired portion of reinsurance ceded.
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of September 30, 2013, deferred acquisition costs are fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.

Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserve include case reserves and reserves for losses incurred but not yet reported (“IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses which are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the consolidated statement of income in the period in which they become known.
Deposit liabilities
Certain reinsurance contracts are deemed to not transfer sufficient insurance risk to be deemed reinsurance contracts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 944, Financial Services – Insurance and Topic 340-30, Insurance contracts that do not transfer insurance risk, and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts should be accounted for as reinsurance contracts or deposit contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
Fair value measurement
The Company determines the fair value of financial instruments in accordance with current accounting guidance, which defines fair value and establishes a three level fair value hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Fair value is defined as the price the Company would receive to sell an asset or would pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available.
The fair value of the Company’s assets and liabilities, which qualify as financial instruments, approximates the carrying amounts presented in the consolidated balance sheet. Any revaluation gains or losses are reflected in the consolidated statement of income as part of net investment income.
Investments
The Company’s investments are classified as “trading securities” and are carried at fair value with changes in fair value included in earnings in the consolidated statement of income.
Fair value of the Company’s equities and fixed maturity investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. Investment transactions are recorded on a trade date basis with balances pending settlement recorded separately in the consolidated balance sheet as receivable for investments sold or payable for investments purchased.
Realized gains and losses are determined using cost calculated on a specific identification basis. Dividends are recorded on the ex-dividend date. Income and expense are recorded on the accrual basis including interest and premiums amortized and discounts accreted.

Derivatives
Underwriting
The Catastrophe Reinsurer enters into certain contracts under which the potential loss payments are triggered exclusively by reference to a specified index, such as an industry loss. These contracts are considered derivatives under ASC 815, Derivatives and Hedging. The Company records the fair value of these contracts in derivative liabilities, at fair value, in the consolidated balance sheet. Changes in the fair value of these contracts are recorded in net investment income in the consolidated statement of income.
Investments
Derivative instruments within our investment assets managed by our investment manager Third Point LLC, are recorded in the consolidated balance sheet at fair value, with changes in fair values and realized gains and losses recognized in net investment income in the consolidated statement of income.
Derivatives serve as a key component of the Company’s investment strategy and are utilized primarily to structure the portfolio, or individual investments and to economically match the investment objectives of the Company. The Company's derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated balance sheet on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association ("ISDA") master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non defaulting party.
The Company enters into derivative contracts to manage credit risk, interest rate risk, currency exchange risk, and other exposure risks. The Company uses derivatives in connection with its risk-management activities to economically hedge certain risks and to gain exposure to certain investments. The utilization of derivative contracts also allows for an efficient means by which to trade certain asset classes. The derivatives that the Company invests in are primarily credit default swaps, foreign currency forwards and options, index futures, interest rate swaptions, contracts for differences, interest rate swaps and total returns swaps.
Fair values of derivatives are determined by using quoted market prices and counterparty quotes when available; otherwise fair values are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of underlying financial instruments.
Share-based compensation
The Company accounts for its share plans in accordance with ASC 718, Compensation – Share Compensation (“ASC 718”). ASC 718 requires that share-based compensation transactions be recognized using the fair value of the award at the grant date. Determining the fair value of share purchase options at the grant date requires estimation and judgment. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options.
For share purchase options granted that contain both a service and performance condition, the Company recognizes share compensation expense only for the portion of the options that are considered probable of being exercised. Share compensation for share purchase options considered probable of being exercised is expensed over the service (vesting) period on a graded vesting basis. The probability of share purchase options being exercised is evaluated each reporting period.  When the share purchase options are considered probable of being exercised, the Company records a catch up of share compensation expense from the grant date (service inception date for existing options) to the current reporting period end based on the fair value of the options at the grant date.
The Company measures grant date fair value for restricted share awards based on the price of its common shares at the grant date and the expense is recognized on a straight-line basis over the vesting period.

Warrants
The Company accounts for certain warrant contracts issued to its founders in conjunction with the initial capitalization of the Company, and which it may settle by using either the physical settlement or net-share settlement methods, in accordance with ASC 815, Derivatives and Hedging. Accordingly, the fair value of these warrants was recorded in equity as additional paid-in capital. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value for share purchase warrants issued.
The Company accounts for certain warrant contracts issued to an advisor, where services have been received by the Company, in part, in exchange for equity instruments, based on the fair value of such services, in accordance with ASC 718, Compensation – Share Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. The associated cost of these warrants has been recorded as capital raise costs and is included in additional paid in capital in the consolidated statement of shareholders’ equity.
Offering costs
Offering costs incurred in connection with the IPO, which included underwriters’ fees, legal and accounting fees, printing and other fees have been deducted from the gross proceeds of the offering. The proceeds from the issuance of shares net of offering costs is included in additional paid in capital in the consolidated statement of shareholders’ equity.
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rate in effect on the transaction date. Monetary assets and liabilities in foreign currencies are translated at the exchange rates in effect at the consolidated balance sheet date and foreign exchange gains and losses are included in the consolidated statement of income.
Income taxes and uncertain tax positions
Under current Bermuda law, Third Point Re and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, Third Point Re and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 pursuant to the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
As of September 30, 2013, the Company did not have any uncertain tax positions.
Non-controlling interests
Third Point Re consolidates the results of entities in which it has a controlling financial interest. The Company records the portion of shareholders’ equity attributable to non-controlling interests as a separate line within shareholders’ equity in the consolidated balance sheet. The Company records the portion of income attributable to non-controlling interests as a separate line within the consolidated statement of income.
Earnings per share
Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under share plans. U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘‘participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Third Point Re treats its unvested restricted shares as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share.

Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognized in the consolidated statement of income on a straight-line basis over the term of the lease.
Comprehensive income
The Company has no comprehensive income other than net income disclosed in the consolidated statement of income.
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company also has a corporate function that includes the Company’s investment results and certain general and administrative expenses related to its corporate activities.
Recently issued accounting standards
Issued and effective as of September 30, 2013
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Issued but not yet effective as of September 30, 2013
In February 2013, the FASB issued Accounting Standard Update No. 2013-02, Comprehensive Income (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income. ASU 2013-02 is effective for periods subsequent to December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Restricted cash and cash equivalents
Restricted cash and cash equivalents as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts	$95,648	$12,844
Restricted cash securing credit facilities	63,642	64,783
	$159,290	$77,627

4.	Reinsurance premiums ceded
The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract. Loss and loss adjustment expenses recoverable from the retrocessionaires are recorded as assets. For the three months ended September 30, 2013, loss and loss adjustment expenses incurred and reported on the consolidated statement of income are net of loss and loss expenses recovered of $2.1 million. For the nine months ended September 30, 2013, loss and loss adjustment expenses incurred and reported on the consolidated statement of income are net of loss and loss expenses recovered of $6.3 million. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of September 30, 2013, the Company had loss and loss adjustment expenses recoverable of $6.3 million with one retrocessionaire who was rated “A (Excellent)” by A.M. Best Company. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations.

5.	Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under a long-term investment management contract. The Company directly owns the investments which are held in a separate account and managed by Third Point LLC. The following is a summary of the separate account managed by Third Point LLC:

	September 30, 2013	December 31, 2012
Assets	($ in thousands)
Total investments in securities and commodities	$1,094,752	$937,690
Cash and cash equivalents	4	4
Restricted cash and cash equivalents	63,642	64,783
Due from brokers	418,246	131,785
Securities purchased under an agreement to sell	37,921	60,408
Derivative assets	27,532	25,628
Interest and dividends receivable	3,024	2,088
Other assets	914	829
Total assets	$1,646,035	$1,223,215
Liabilities and non-controlling interest
Accounts payable and accrued expenses	$835	$825
Securities sold, not yet purchased, at fair value	90,492	176,454
Due to brokers	41,065	66,107
Derivative liabilities	20,072	12,992
Performance fee payable to related party	40,264	—
Interest and dividends payable	1,416	1,255
Capital contributions received in advance	—	—
Non-controlling interest	7,015	40,129
Total liabilities and non-controlling interest	201,159	297,762
Total net investments managed by Third Point LLC	$1,444,876	$925,453
The investments are carried at fair value. Fair value is defined as the price that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of the Company’s assets and liabilities, which qualify as financial instruments, approximates the fair value presented in the consolidated balance sheet.
The Company’s Investment Manager has a formal valuation policy that sets forth the pricing methodology for investments to be used in determining the fair value of each security in the Company’s portfolio. The valuation policy is updated and approved at least on an annual basis by Third Point LLC’s valuation committee (the “Committee”), which is comprised of officers and employees who are senior business management personnel of Third Point LLC. The Committee meets on a monthly basis. The Committee’s role is to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviews any due diligence performed and approves any changes to current or potential external pricing vendors.

Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of September 30, 2013, securities valued at $429.5 million (December 31, 2012 - $248.4 million), representing 39.2% (December 31, 2012 – 26.5%) of investments in securities and commodities, and $46.0 million (December 31, 2012 - $68.8 million), representing 50.8% (December 31, 2012 – 39.0%) of securities sold, not yet purchased, are valued based on dealer quotes or other quoted market prices for similar securities.
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by the Company's Investment Manager. Valuation techniques, using information obtained from the Company's Investment Manager, may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, the Company or the Company’s Investment Manager may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide the Company or the Company’s Investment Manager with a written report documenting their recommended valuation as of the determination date for the specified investments.
Due to the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the values that would have been used had a ready market existed for these investments. As of September 30, 2013, the Company had $3.7 million (December 31, 2012 - $2.8 million) of private securities fair valued by using information obtained from the Company's Investment Manager representing less than 1% of total investments in securities and commodities.
The Company’s derivatives are recorded at fair value, and are included on the face of the balance sheet as part of derivative assets and derivative liabilities. The Company values exchange-traded derivative contracts at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, and forward currency contracts, are valued by third party sources when available; otherwise, fair values are obtained from counterparty quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
As an extension of its underwriting activities, the Catastrophe Reinsurer has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded on the consolidated balance sheet at fair value, with the offset recorded in net investment income in the consolidated statement of income.  These contracts are valued on the basis of models developed by the Company, which approximates fair value.
The Company’s holdings in asset-backed securities (“ABS”) are substantially invested in residential mortgage-backed securities (“RMBS”). The balance of the ABS positions was held in commercial mortgage-backed securities, collateralized debt obligations and student loan asset-backed securities. These investments are valued using dealer quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. Investors in these classes of ABS may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, investors may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is an amount equal to the sum of the capital account in the limited partnership generally determined from financial information provided by the investment managers of the investment funds. The resulting net gains or net losses are reflected in the consolidated statement of income.
The fair values of all investments are estimated using prices obtained from third-party pricing services, where available. For securities that the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company’s Investment Manager. The Company performs several processes to ascertain the reasonableness of the valuation of all of the Company’s investments comprising the Company’s investment portfolio, including securities that are categorized as Level 2 and Level 3 within the fair value hierarchy. These processes include i) obtaining and reviewing weekly and monthly investment portfolio reports from the Investment Manager, ii)

obtaining and reviewing monthly Net Asset Value ("NAV") and investment return reports received directly from the Company’s third-party fund administrator which are compared to the reports noted in (i), and iii) monthly update discussions with the Company’s Investment Manager regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from outside service providers. As of September 30, 2013, the investments for which the Company did not receive a fair value from a pricing service or broker accounted for less than 1% of the Company’s investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
For the nine months ended September 30, 2013 and 2012, there were no changes in the valuation techniques as it relates to the above.
Monetary assets and liabilities denominated in foreign currencies are translated at the closing rates of exchange. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the consolidated statement of income.
U.S. GAAP disclosure requirements establish a framework for measuring fair value, including a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy of inputs is summarized below:

•	Level 1 – Quoted prices available in active markets/exchanges for identical investments as of the reporting date.

•
Level 2 – Observable inputs to the valuation methodology other than unadjusted quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include, but are not limited to, prices quoted for similar assets or liabilities in active markets/ exchanges, prices quoted for identical or similar assets or liabilities in markets that are not active and fair values determined through the use of models or other valuation methodologies.

•
Level 3 – Pricing inputs unobservable for the investment and include activities where there is little, if any, market activity for the investment. The inputs applied in the determination of fair value require significant management judgment and estimation.

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability including assumptions about risk; for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.
Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources other than those of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
The key inputs for corporate, government and sovereign bond valuation are coupon frequency, coupon rate and underlying bond spread. The key inputs for asset-backed securities are yield, probability of default, loss severity and prepayment.
Key inputs for over-the-counter (“OTC”) valuations vary based on the type of underlying security on which the contract was written:

•
The key inputs for most OTC option contracts include notional, strike price, maturity, payout structure, current foreign exchange forward and spot rates, current market price of underlying and volatility of underlying.

•	The key inputs for most forward contracts include notional, maturity, forward rate, spot rate, various interest rate curves and discount factor.

•
The key inputs for swap valuation will vary based on the type of underlying on which the contract was written. Generally, the key inputs for most swap contracts include notional, swap period, fixed rate, credit or interest rate curves, current market or spot price of the underlying and the volatility of the underlying.

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$573,221	$16,336	$—	$589,557
Private common equity securities	—	2,405	1,917	4,322
Total equities	573,221	18,741	1,917	593,879
Asset-backed securities	—	299,740	143	299,883
Bank debts	—	33,685	—	33,685
Corporate bonds	—	79,176	4,515	83,691
Municipal bonds	—	125	—	125
Sovereign debt	—	20,212	—	20,212
Total debt securities	—	432,938	4,658	437,596
Investments in limited partnerships	—	26,937	1,546	28,483
Options	5,536	6,655	—	12,191
Trade claims	—	22,603	—	22,603
Total other investments	5,536	56,195	1,546	63,277
Derivative assets	—	27,532	—	27,532
Total assets	$578,757	$535,406	$8,121	$1,122,284
Liabilities
Equity securities	$32,728	$—	$—	$32,728
Sovereign debt	—	36,878	—	36,878
Corporate bonds	—	9,078	—	9,078
Options	9,890	1,918	—	11,808
Total securities sold, not yet purchased	42,618	47,874	—	90,492
Derivative liabilities	498	19,574	1,168	21,240
Total liabilities	$43,116	$67,448	$1,168	$111,732

	As of December 31, 2012
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$496,473	$1,699	—	$498,172
Private common equity securities	—	—	2,757	2,757
Total equities	496,473	1,699	2,757	500,929
Asset-backed securities	—	191,401	—	191,401
Bank debts	—	22,531	54	22,585
Corporate bonds	—	56,814	1,046	57,860
Sovereign debt	—	7,485	—	7,485
Total debt securities	—	278,231	1,100	279,331
Investments in limited partnerships	—	91,287	—	91,287
Commodities	51,093	—	—	51,093
Options	3,191	276	—	3,467
Trade claims	—	11,583	—	11,583
Total other investments	54,284	103,146	—	157,430
Derivative assets	1,025	24,603	—	25,628
Total assets	$551,782	$407,679	$3,857	$963,318
Liabilities
Equity securities	$104,308	—	—	$104,308
Sovereign debt	—	59,918	—	59,918
Corporate bonds	—	8,924	—	8,924
Options	3,259	45	—	3,304
Total securities sold, not yet purchased	107,567	68,887	—	176,454
Derivative liabilities	10	12,982	—	12,992
Total liabilities	$107,577	$81,869	$—	$189,446

During the three and nine months ended September 30, 2013 and 2012, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation of the balances for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012:

	January 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses)*	September 30, 2013
	($ in thousands)
Assets
Asset-backed securities	$—	$196	$196	$—	$(249)	$143
Bank debt	54	(54)	—	—	—	—
Corporate bonds	1,046	(1,302)	4,287	(1,311)	1,795	4,515
Private common equity securities	2,757	(1,905)	2,032	(1,795)	828	1,917
Investment in limited partnership	—	—	1,959	(342)	(71)	1,546
	$3,857	$(3,065)	$8,474	$(3,448)	$2,303	$8,121
Liabilities
Derivative liabilities	$—	$—	$—	$(4,335)	$3,167	$(1,168)
	July 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses)*	September 30, 2013
	($ in thousands)
Assets
Asset-backed securities	$194	$(112)	$47	$—	$14	$143
Corporate bonds	4,304	—	303	(192)	100	4,515
Private common equity securities	3,473	(1,906)	379	—	(29)	1,917
Investment in limited partnership	903	—	671	—	(28)	1,546
	$8,874	$(2,018)	$1,400	$(192)	$57	$8,121
Liabilities
Derivative liabilities	$(2,240)	$—	$—	$(990)	$2,062	$(1,168)
	January 1, 2012	Transfers into (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses)*	September 30, 2012
	($ in thousands)
Assets
Corporate bonds	$—	$316	$1,093	$(587)	$248	$1,070
Bank debt	—	95	3,384	(3,511)	147	115
Total assets	$—	$411	$4,477	$(4,098)	$395	$1,185
	July 1, 2012	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses)*	September 30, 2012
	($ in thousands)
Assets
Corporate bonds	$1,265	$—	$—	$(325)	$130	$1,070
Bank debt	—	95	12	—	8	115
Total assets	$1,265	$95	$12	$(325)	$138	$1,185

*	Total change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the consolidated statement of income.
Total unrealized gains related to fair value assets using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 was $1.8 million (September 30, 2012 - $(0.3) million).
For assets and liabilities that were transferred into Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred into Level 3 at the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred out of Level 3 at the beginning of the year. The Company held no Level 3 investments where quantitative unobservable inputs are produced by the Company itself when measuring fair value.

6.	Securities purchased under an agreement to sell
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. As of September 30, 2013, the Company held outstanding reverse repurchase agreements valued at $37.9 million (December 31, 2012 - $60.4 million). As of September 30, 2013, the total value of securities received as collateral by the Company was $36.9 million (December 31, 2012 - $60.0 million). Interest expense and income related to these transactions are included in interest payable and receivable in the consolidated balance sheet. For the three months ended September 30, 2013, foreign currency gains of $1.2 million (2012 – losses of $0.9 million) on reverse repurchase agreements are included in net investment income in the consolidated statement of income. For the nine months ended September 30, 2013, foreign currency gains of $1.3 million (2012 – losses of $2.5 million) on reverse repurchase agreements are included in net investment income in the consolidated statement of income. Generally, reverse repurchase agreements mature within 30 to 90 days.

7.	Securities sold, not yet purchased, at fair value
Securities sold, not yet purchased are securities that the Company has sold, but does not own, in anticipation of a decline in the fair value of the security. The Company’s risk is that the value of the security will increase rather than decline. Consequently, the settlement amount of the liability for securities sold, not yet purchased may exceed the amount recorded in the consolidated balance sheet as the Company is obligated to purchase the securities sold, not yet purchased in the market at prevailing prices to settle its obligations. To sell a security sold, not yet purchased, the Company needs to borrow the security for delivery to the buyer. On each day that the transaction is open, the liability for the obligation to replace the borrowed security is marked-to-market and an unrealized gain or loss is recorded. At the time that the transaction is closed, the Company realizes a gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the borrowed security. While the transaction is open, the Company will also incur an expense for any dividends or interest that will be paid to the lender of the securities.

8.	Due from/to brokers
The Company holds substantially all of its investments through its prime brokers pursuant to various agreements between Third Point LLC and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities balances are available as collateral against investment in securities sold, not yet purchased and derivative positions, if required.
Margin debt balances are collateralized by cash held by the prime brokers and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on LIBOR.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due to and from brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of September 30, 2013, the Company’s due from/to brokers includes a total non-U.S. currency payable balance of $196.2 million (December 31, 2012 - $90.8 million).

9.	Derivatives
The following table identifies the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheet, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of September 30, 2013
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk		($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	JPY/USD	$14,681	$72,276
Credit Default Swaps - Protection Sold	USD	999	8,019
Equity Price
Contracts for Differences - Long Contracts	CHF/EUR/GBP/USD	5,042	4,021
Contracts for Differences - Short Contracts	DKK/NOK	234	18
Total Return Swaps - Long Contracts	BRL/JPY/USD	4,291	429
Total Return Swaps - Short Contracts	USD	125	951
Interest Rates
Interest Rate Swaps	EUR	28	208,405
Interest Rate Swaptions	EUR/JPY/USD	706	259,285
Foreign Currency Exchange Rates
Foreign Currency Options - Purchased	CAD/USD	1,426	142,639
Total Derivative Assets		$27,532	$696,043

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk		($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$56	$—
Credit
Credit Default Swaps - Protection Purchased	EUR/JPY/USD	2,583	65,782
Credit Default Swaps - Protection Sold	EUR/USD	10,139	29,396
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP	26	2,006
Total Return Swaps - Long Contracts	BRL/JPY/USD	1,487	3,574
Total Return Swaps - Short Contracts	HKD/USD	852	1,107
Interest Rates
Bond Futures - Short Contracts	JPY	382	—
Interest Rate Swaps	EUR/JPY/USD	821	1,002,974
Interest Rate Swaptions	JPY/USD	122	153,461
Treasury Futures - Short Contracts	USD	60	—
Foreign Currency Exchange Rates
Foreign Currency Forward	AUD/CAD/EUR/GBP/JPY	1,876	123,709
Foreign Currency Options - Purchased	GBP/USD	—	26,331
Foreign Currency Options - Sold	GBP/USD	1,668	55,434
Catastrophe Risk Derivatives	USD	1,168	27,500
Total Derivative Liabilities		$21,240	$1,491,274

(1)USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, HKD = Hong Kong dollar, NOK = Norwegian krone, AUD = Australian dollar, DKK = Danish krone, CAD = Canadian dollar, CHF = Swiss Franc
(2)The absolute notional exposure represents the Company's derivative activity as of September 30, 2013, which is representative of the volume of derivatives held during the period.
The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to trading activities for the three and nine months ended September 30, 2013 and 2012. These realized and unrealized gains (losses) are included in net investment income in the consolidated statement of income.

	For the three months ended,
	September 30, 2013		September 30, 2012
Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$—	106
Commodities Futures - Short Contracts	(273)	—	(12)	—
Commodity Future Options - Purchased	(25)	(44)	(219)	(148)
Commodity Future Options - Sold	—	—	167	111
Credit
Credit Default Swaps - Protection Purchased	346	(1,751)	(4,383)	3,431
Credit Default Swaps - Protection Sold	(1,337)	3,774	6,798	(5,009)
Equity Price
Contracts for Differences - Long Contracts	(1,984)	5,229	(2,263)	1,222
Contracts for Differences - Short Contracts	11	(183)	722	—
Index Futures - Long Contracts	—	—	(362)	—
Index Futures - Short Contracts	—	—	362	—
Total Return Swaps - Long Contracts	1,712	3,665	478	1,285
Total Return Swaps - Short Contracts	(836)	(664)	4	(1,114)
Interest Rates
Bond Futures - Short Contracts	(320)	(382)	—	—
Interest Rate Swaps	723	(896)	—	—
Interest Rate Swaptions	(75)	218	20	(25)
Sovereign Debt Futures - Short Contracts	—	—	(1)	14
Treasury Futures - Short Contracts	73	(195)	(258)	21
Foreign Currency Exchange Rates
Foreign Currency Forward	1,223	(5,750)	(1,654)	567
Foreign Currency Options - Purchased	(1,794)	(1,493)	(513)	(98)
Foreign Currency Options - Sold	352	(636)	36	33
Catastrophe Risk Derivatives	—	2,062	—	—
	$(2,204)	$2,954	$(1,078)	$396

	For the nine months ended,
	September 30, 2013		September 30, 2012
Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$(2,455)	$—	$1,649	$106
Commodities Futures - Short Contracts	290	(212)	115	—
Commodity Future Options - Purchased	(166)	(45)	(162)	—
Commodity Future Options - Sold	—	—	166	—
Credit
Credit Default Swaps - Protection Purchased	(8,469)	3,579	(4,622)	4,451
Credit Default Swaps - Protection Sold	6,814	(4,017)	7,138	(5,366)
Equity Price
Contracts for Differences - Long Contracts	6,706	987	(2,506)	853
Contracts for Differences - Short Contracts	1,000	254	1,147	—
Index Futures - Long Contracts	—	—	(362)	—
Index Futures - Short Contracts	19	—	(61)	—
Total Return Swaps - Long Contracts	2,717	2,732	(2,275)	535
Total Return Swaps - Short Contracts	418	(500)	740	(1,042)
Interest Rates
Bond Futures - Short Contracts	242	(630)	—	—
Interest Rate Swaps	1,352	(409)	511	(525)
Interest Rate Swaptions	(244)	251	1,358	(558)
Sovereign Debt Futures - Short Contracts	—	—	(422)	(71)
Treasury Futures - Short Contracts	508	(625)	(733)	—
Foreign Currency Exchange Rates
Foreign Currency Forward	7,533	(3,756)	(765)	390
Foreign Currency Options - Purchased	6,823	(1,031)	56	(662)
Foreign Currency Options - Sold	(2,844)	(848)	36	33
Catastrophe Risk Derivatives	—	3,167	—	—
	$20,244	$(1,103)	$1,008	$(1,856)

*	Unrealized gain (loss) relates to derivatives still held at reporting date.
The Company’s ISDA agreements with its counterparties provide for various termination events including decline in NAV of the Company’s investments over a certain period, key-man provisions, document delivery schedules, and Employment Retirement Income Security Act and bankruptcy provisions. Upon the triggering of a termination event, a counterparty may avail itself of various remedies including, but not limited to, waiver of the termination event, request for additional collateral, renegotiation of the ISDA agreement, or immediate settlement of positions.
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of September 30, 2013, the Company posted collateral in the form of cash of $38.1 million (December 31, 2012 - $28.0 million) to certain counterparties to cover collateral requirements for open OTC derivatives.
The Company does not offset its derivative instruments and presents all amounts in the consolidated balance sheet on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of September 30, 2013 and December 31, 2012, the gross and net amounts of derivative instruments that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Consolidated Balance Sheet
September 30, 2013 Counterparty	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,165	$638	$—	$527
Counterparty 2	3,476	2,047	—	1,429
Counterparty 3	6,413	3,984	—	2,429
Counterparty 4	3,393	3,393	—	—
Counterparty 5	1,942	1,942	—	—
Counterparty 6	10,848	861	—	9,987
Counterparty 7	33	33	—	—
Counterparty 8	—	—	—	—
Counterparty 9	42	42	—	—
Counterparty 10	220	—	—	220
Counterparty 11	—	—	—	—

Total	$27,532	$12,940	$—	$14,592

	Gross Amounts not Offset in the Consolidated Balance Sheet
September 30, 2013 Counterparty	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$638	$638	$—	$—
Counterparty 2	2,047	2,047	—	—
Counterparty 3	3,984	3,984	—	—
Counterparty 4	8,202	3,393	4,809	—
Counterparty 5	2,594	1,942	652	—
Counterparty 6	861	861	—	—
Counterparty 7	633	33	600	—
Counterparty 8	766	—	766	—
Counterparty 9	164	42	122	—
Counterparty 10	—	—	—	—
Counterparty 11	183	—	183	—

Total	$20,072	$12,940	$7,132	$—

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2012 Counterparty	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,381	$—	$—	$1,381
Counterparty 2	4,987	1,761	—	3,226
Counterparty 3	6,390	4,850	—	1,540
Counterparty 4	124	124	—	—
Counterparty 5	526	526	—	—
Counterparty 6	11,607	1,080	—	10,527
Counterparty 7	231	231	—	—
Counterparty 8	232	16	—	216
Counterparty 9	—	—	—	—
Counterparty 10	142	—	—	142
Counterparty 11	—	—	—	—
Counterparty 12	8	—	—	8
Total	$25,628	$8,588	$—	$17,040

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2012 Counterparty	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$—	$—	$—	$—
Counterparty 2	1,761	1,761	—	—
Counterparty 3	4,850	4,850	—	—
Counterparty 4	1,812	124	1,688	—
Counterparty 5	2,456	526	1,930	—
Counterparty 6	1,080	1,080	—	—
Counterparty 7	1,017	231	786	—
Counterparty 8	16	16	—	—
Counterparty 9	—	—	—	—
Counterparty 10	—	—	—	—
Counterparty 11	—	—	—	—
Counterparty 12	—	—	—	—
Total	$12,992	$8,588	$4,404	$—

10.	Other assets
Other assets as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Investments in aircraft	$1,313	$1,313
Accumulated depreciation	(230)	(131)
Net carrying value	1,083	1,182
Other investment assets	914	829
Prepaid expenses and other	2,057	1,112
	$4,054	$3,123

11.	Loss and loss adjustment expense reserves
As of September 30, 2013 and December 31, 2012, loss and loss adjustment expense reserves in the consolidated balance sheet was comprised of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Case loss and loss adjustment expense reserves	$59,383	$3,668
Incurred but not reported loss and loss adjustment expense reserves	84,324	63,603
	$143,707	$67,271
The following table represents the activity in the reserve for losses and loss adjustment expenses for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

	September 30, 2013	December 31, 2012
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$67,271	$—
Less: loss and loss adjustment expenses recoverable, beginning of period	—	—
Net reserves for loss and loss adjustment expenses, beginning of period	67,271	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	107,279	80,306
Prior years'	(3,600)	—
Total incurred loss and loss adjustment expenses	103,679	80,306
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(14,951)	(13,035)
Prior years'	(18,576)	—
Total net paid losses	(33,527)	(13,035)
Net reserve for loss and loss adjustment expenses, end of period	137,423	67,271
Plus: loss and loss adjustment expenses recoverable, end of period	6,284	—
Gross reserve for loss and loss adjustment expenses, end of period	$143,707	$67,271

The $3.6 million decrease in prior years’ reserves recorded in the nine months ended September 30, 2013 related primarily to a crop contract, which was accompanied by an equal decrease in the premium written and earned for that contract, resulting in a minimal impact to underwriting income.

12.	Management, performance and Founders fees
Third Point Re and TPRCL are party to a Joint Venture and Investment Management Agreement (the “Investment Agreement”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreement, Third Point Advisors LLC receives an annual performance fee allocation equal to 20% of the net investment income of the Company’s share of the investment assets managed by Third Point LLC, subject to a loss carry forward provision. Additionally, a total management fee equal to 2% annually of the Company’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and various Third Point Re founders. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.
Investment fee expenses related to the Investment Agreement, which are included in net investment income in the consolidated statement of income for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in thousands)
Management fees - Third Point LLC	$978	$593	$2,497	$1,757
Management fees - Founders	5,545	3,357	14,149	9,955
Performance fees - Third Point Advisors LLC	13,035	11,816	41,104	15,825
	$19,558	$15,766	$57,750	$27,537
As of September 30, 2013, $40.3 million was included in performance fee payable to related party in the consolidated balance sheet related to performance fees due under the Investment Agreement. As of December 31, 2012, $33.9 million was included in non-controlling interests related to the performance fee payable to Third Point Advisors LLC. Since the performance fee allocation is based on annual performance, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC’s capital account, in accordance with the Investment Agreement.

13.	Deposit contracts
Effective October 1, 2012, TPRCL entered into an aggregate excess of loss agreement for consideration of $50.0 million. Under the terms of the agreement, TPRCL maintains a notional experience account, the value of which is the $50.0 million of consideration less claims paid plus a crediting rate multiplied by the annual starting balance of the notional experience account. The crediting rate varies from a minimum of 3% to a maximum of 6.1%, based on actual investment returns realized by the Company.
Effective May 1, 2013, TPRCL entered into an aggregate excess of loss agreement for consideration of $25.0 million. Under the terms of the agreement, TPRCL maintains a notional experience account, the value of which is the $25.0 million of consideration less claims paid plus a crediting rate multiplied by the annual starting balance of the notional experience account. The crediting rate varies from a minimum of 3% to a maximum of 6.5%, based on actual investment returns realized by the Company.
Effective June 30, 2013, TPRCL entered into two loss portfolio contracts for consideration of $27.2 million. Under the terms of the agreements, TPRCL maintains a notional experience account, the initial value of which is based on the consideration received less a margin. The value of the experience account is reduced by loss payments as they are made and increased by a quarterly interest credit of 0.625%.
Effective July 1, 2013, TPRCL entered into a contract for consideration of $14.2 million. Under the terms of the agreement, TPRCL maintains a notional experience account, the initial value of which is based on the consideration received less a margin. The value of the experience account is reduced by loss payments as they are made and increased by a quarterly interest credit of 0.625%.

The following table details the deposit liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	($ in thousands)
Initial consideration received	$116,409	$50,000
Net investment income allocation accrued	3,014	446
Payments	(450)	—
	$118,973	$50,446
14.General and administrative expenses
General and administrative expenses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in thousands)
Payroll and related	$3,382	3,101	$10,086	10,713
Share compensation expenses	4,143	1,714	7,611	4,595
Travel and entertainment	576	212	1,704	1,486
Legal and accounting	905	327	1,900	765
IT related	320	665	904	1,103
Credit facility fees	84	137	444	542
Occupancy	123	102	348	303
Corporate insurance	275	85	487	255
Other general and administrative expenses	38	97	587	459
	$9,846	$6,440	$24,071	$20,221

15.Net investment income
Net investment income for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in thousands)
Change in net unrealized gains on investments and investment derivatives	$7,404	$38,614	$31,709	$31,350
Net realized gains on investments and investment derivatives	62,425	18,450	181,037	46,001
Dividend and interest income, net of withholding taxes	4,287	8,364	15,587	18,973
Dividends paid on securities sold, not yet purchased	(171)	(392)	(607)	(1,039)
Management and performance fees	(19,558)	(15,766)	(57,750)	(27,537)
Other expenses	(1,860)	(1,584)	(4,383)	(3,837)
Net investment income on investments managed by Third Point LLC	52,527	47,686	165,593	63,911
Other investment income	28	—	44	—
Deposit liabilities and reinsurance contracts investment income allocation	(1,246)	—	(2,675)	—
Net unrealized gain on catastrophe risk derivatives	2,062	—	3,167	—
	$53,371	$47,686	$166,129	$63,911

16.	Share capital

Authorized and issued
Third Point Re’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of September 30, 2013, 103,888,916 common shares were issued and outstanding. No preference shares have been issued to date.

On August 20, 2013, Third Point Re completed an IPO of 24,832,484 common shares at a purchase price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.
Warrants
Third Point Re’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that Third Point Re would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, Third Point Re reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by Third Point Re in excess of $1 billion. The following is a summary of warrants as of September 30, 2013:

	Exercise price	Authorized and issued	Aggregated fair value of warrants
	($ in thousands, except for share and per share amounts)
Founders	$10.00	4,069,868	$15,203
Advisor	$10.00	581,295	2,171
		4,651,163	$17,374

The warrants were subject to a performance condition that was met as a result of the IPO. Prior to the IPO, 3,648,006 of the warrants outstanding had met the performance condition. After the IPO, the remaining 1,003,157 warrants met the performance condition. For the three and nine months ended September 30, 2013, Third Point Re recorded an expense of $3.7 million related to the additional warrants that met the performance condition as a result of the IPO. These amounts have been recorded as a component of capital raise costs in additional paid in capital resulting in no net impact to total shareholders’ equity.
The warrants expire 10 years from the date of issuance on December 22, 2011, and will be exercisable at a price per share of $10.00, which is equal to the price per share paid by investors in the initial private offering.
These warrants were recognized in accordance with ASC 718, Compensation – Share Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. The total fair value of the warrants was recorded as a component of capital raise costs when the services were rendered in accordance with ASC 505-50, Equity: Equity-Based Payments to Non-Employees.

17.	Share-based compensation
On July 15, 2013, the Third Point Reinsurance Ltd. 2103 Omnibus Incentive Plan (“Omnibus Plan”) was approved by the Board of Directors and subsequently on August 2, 2013 by the Shareholders of the Company. An aggregate of 21,627,906 common shares were made available under the Omnibus Plan. This number of shares includes the shares available under the Third Point Reinsurance Limited Share Incentive Plan ("Share Incentive Plan"). Awards under the Omnibus Plan may be made in the form of performance awards, restricted shares, restricted share units, share options, share appreciation rights and other share-based awards.
As of September 30, 2013, 10,612,931 of Third Point Re's common shares were available for future issuance under the equity incentive compensation plans.
Share based compensation expense of $4.1 million for the three months ended September 30, 2013 (2012 - $1.7 million) was included in general and administrative expenses, which included $2.1 million related to additional expense incurred related to the performance condition having been met as a result of the IPO. Share based compensation expense of $7.6 million for the nine months ended September 30, 2013 (2012 - $4.6 million) was included in general and administrative expenses, which included $2.1 million related to additional expense incurred related to the performance condition having been met as a result of the IPO.
As of September 30, 2013, the Company had $25.6 million of unamortized share compensation expense.

(a)	Management and director options
The management options issued under the Share Incentive Plan were subject to a service and performance condition. The service condition will be met with respect to 20% of the management options on each of the first five anniversary dates following the grant date of the management options. The performance condition with respect to the management options was met as a result of the IPO. Prior to the IPO, 8,572,594 of the management options outstanding had met the performance condition. After the IPO, the remaining 2,357,633 management options had met the performance condition.
The director options contain only a service condition that will be met with respect to 20% of the director options on each of the five anniversary dates following the grant date of the director options.

The Plan’s management and director options activity for the nine months ended September 30, 2013 and year ended December 31, 2012 was as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2012	$—	$—
Granted - employees	10,872,090	13.20
Granted - directors	84,748	13.20
Forfeited	—	—
Exercised	—
Balances as of December 31, 2012	10,956,838	13.20
Granted - employees	348,836	14.09
Granted - directors	—
Forfeited	(290,699)	13.20
Exercised	—
Balances as of September 30, 2013	$11,014,975	$13.23
There were no options granted during the three months ended September 30, 2013.
The fair value of share options issued are estimated on the grant date using the Black-Scholes option-pricing model. The estimated share price used for purposes of determining the fair value of share options that were granted in the second quarter of 2013 (prior to the IPO) was based on the diluted book value per share as of December 31, 2012, or $10.89. The volatility assumption used of 21.95% was based on the average estimated volatility of a reinsurance company peer group. The other assumptions used in the option-pricing model were as follows: risk free interest rate of 1.23%, expected life of 6.5 years and a 0.0% dividend yield.
The following table summarizes information about the Company’s management and director share options outstanding as of September 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00-$10.89	6,608,987	$10.03	8.31	1,279,936	$10.00
$16.00-$16.89	2,202,994	$16.03	8.31	426,645	$16.00
$20.00-$20.89	2,202,994	$20.03	8.31	426,645	$20.00
	11,014,975	$13.23	8.31	2,133,226	$13.20
For the three months ended September 30, 2013, the Company recorded $3.7 million (2012 - $1.2 million) of share compensation expense related to share options, which included $2.1 million related to additional expense incurred related to the performance condition being met as a result of the IPO. For the nine months ended September 30, 2013, the Company recorded $6.5 million (2012 - $3.3 million) of share compensation expense related to share options, which included $2.1 million related to additional expense incurred related to the performance condition being met as a result of the IPO.

(b)	Restricted shares
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment and transferability.

Restricted share award activity for the nine months ended September 30, 2013 and year ended December 31, 2012 was as follows:

	Number of non- vested restricted shares	Weighted average grant data fair value
Balance as of January 1, 2012	—	$—
Granted	641,800	10.00
Forfeited	(22,500)	10.00
Vested	—
Balance as of Balance at December 31, 2012	619,300	10.00
Granted	5,000	11.76
Forfeited	—
Vested	—
Balance as of Balance at September 30, 2013	624,300	$10.01
There were no restricted shares granted during the three months ended September 30, 2013.
For the three months ended September 30, 2013, the Company recorded $0.4 million (2012 - $0.4 million) of share compensation expense related to restricted share awards. For the nine months ended September 30, 2013, the Company recorded $1.1 million (2012 - $1.1 million) of share compensation expense related to restricted share awards.

18.	Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to Third Point Re. The ownership interests in consolidated subsidiaries held by parties other than Third Point Re have been presented in the consolidated balance sheet, as a separate component of shareholders’ equity. Non-controlling interests as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Catastrophe Fund and Catastrophe Reinsurer	$48,161	$19,646
Catastrophe Fund Manager	(162)	2
Joint Venture - Third Point Advisors LLC share	7,015	40,129
	$55,014	$59,777

Income (loss) attributable to non-controlling interests for the three and nine months ended September 30, 2013 and 2012 was:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in thousands)
Catastrophe Fund and Catastrophe Reinsurer	$2,434	$—	$3,191	$—
Catastrophe Fund Manager	(2)	—	(164)	—
Joint Venture - Third Point Advisors LLC share	386	423	1,175	609
	$2,818	$423	$4,202	$609

As of September 30, 2013, the following entities were consolidated in line with variable interest model as per ASC 810: Consolidation:
• Investment Joint Venture
As of September 30, 2013, the following entities were consolidated in line with voting model per ASC 810: Consolidation:
• Third Point Reinsurance Investment Management Ltd.
• Third Point Reinsurance Opportunities Fund Ltd.
• Third Point Re Cat Ltd.

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of September 30, 2013, TPRCL had invested $50.0 million (December 31, 2012 - $22.0 million) in the Catastrophe Fund; representing approximately 53% of the Catastrophe Fund’s issued, non-voting, participating share capital. The objective of the Catastrophe Fund is to achieve positive uncorrelated investment returns by investing, through the Catastrophe Reinsurer, in a portfolio of collateralized reinsurance transactions and other insurance-linked investments, including catastrophe bonds and industry loss warranties.
The Catastrophe Fund Manager holds 100% of the authorized and issued voting, nonparticipating shares of the Catastrophe Fund, while the Catastrophe Fund’s investors, including TPRCL, hold 100% of issued non-voting, participating shares.
Furthermore, 100% of the authorized and issued voting, non-participating share capital of the Catastrophe Reinsurer is held by the Catastrophe Fund Manager; while 100% of the issued non-voting, participating preference share capital is held by the Catastrophe Fund.
For the nine months ended September 30, 2013, the Catastrophe Fund called the remaining $53.0 million (TPRCL’s share - $28.0 million) of committed capital resulting in a contribution to non-controlling interests for the Catastrophe Fund of $25.3 million for the nine months ended September 30, 2013.

b)	Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”)
The Catastrophe Fund Manager has been consolidated as part of Third Point Re with Hiscox’s 15% interest in the Catastrophe Fund Manager recorded as a non-controlling interest. The Catastrophe Fund Manager acts as manager for both the Catastrophe Fund and the Catastrophe Reinsurer and in that capacity is responsible for:

•	The day to day investment activities of the Catastrophe Fund, and

•	The day to day underwriting activities of the Catastrophe Reinsurer.
The Catastrophe Fund Manager does not participate in the profits or losses of either the Catastrophe Fund or the Catastrophe Reinsurer; however, the Catastrophe Fund Manager does receive management and performance fees for its advisory services.

c)	Third Point Advisors LLC
The joint venture created through the Investment Agreement (Note 12) has been considered a variable interest entity in accordance with U.S. GAAP. Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint venture and has recorded Third Point Advisors LLC’s minority interest as a non-controlling interest in the consolidated statement of shareholders’ equity.
For the nine months ended September 30, 2013, $35.1 million was distributed by Third Point Advisors LLC and reduced the amount of the non-controlling interest.

19.	Earnings per share
The following is a reconciliation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted average common shares outstanding - basic	90,244,694	79,073,932	83,252,120	79,003,405
Effect of dilutive warrants issued to founders and an advisor	4,099,978	3,648,006	3,817,604	3,648,006
Effect of dilutive share options issued to directors and employees	5,831,744	5,167,045	5,368,905	4,379,785
Weighted average common shares outstanding - diluted	100,176,416	87,888,983	92,438,629	87,031,196

20.	Related party transactions
In addition to the transactions disclosed in Notes 5, 12 and 18 to these consolidated financial statements, the following additional transactions are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.

a)	Pine Brook Road Partners, LLC and Narragansett Bay Insurance Company
TPRCL entered into a quota share reinsurance agreement with Narragansett Bay Insurance Company (“Narragansett Bay”) effective December 31, 2012 under which Narragansett Bay is obligated to cede an estimated $10.5 million of premium over the one year term of the contract. Pine Brook Road Partners, LLC (“Pine Brook”) is the manager of an investment fund that owns common shares and warrants issued by the Company. Pine Brook currently owns approximately 12.0% of the Company’s outstanding common shares. Pine Brook is also the manager of an investment fund that owns common shares in Narragansett Bay.

b)	TP Lux Holdco LP
TPRCL has entered into a limited partnership agreement, as one of the limited partners of TP Lux Holdco LP (the “Cayman HoldCo”), which is also an affiliate of the Investment Manager. The Cayman HoldCo was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests in TP Lux HoldCo S.a.r.l, a Luxembourg private limited liability company (the “LuxCo”), which is also an affiliate of the Investment Manager.
The LuxCo was established under the laws of the Grand-Duchy of Luxembourg and its principle objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. TPRCL invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of September 30, 2013 and December 31, 2012, TPRCL held less than a 10% interest in the Cayman Holdco. As a result, TPRCL accounts for its investment in the limited partnership under the variable interest model, in which TPRCL is not the primary beneficiary, at fair value in the consolidated balance sheet and records the change in the fair value in the consolidated statement of income.
As of September 30, 2013, the estimated fair value of the investment in the limited partnership was $26.9 million (December 31, 2012 - $91.3 million).  The valuation policy with respect to this investment in a limited partnership is further described in Note 5.

c)	Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of TPRCL and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of September 30, 2013, Loan LLC held $101.0 million (December 31, 2012 - $43.7 million) of TPRCL’s investments, which are included in investments in securities and in derivative contracts in the consolidated balance sheet. TPRCL’s pro rata interest in the underlying investments registered in the name of the Loan LLC and the related income and expense are reflected accordingly in the consolidated balance sheet and the consolidated statement of income.

d)	Third Point Hellenic Recovery US Feeder Fund, L.P.
TPRCL is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests.

TPRCL committed $11.4 million in the Hellenic Fund, of which $1.6 million was called during the nine months ended September 30, 2013. As of September 30, 2013, the estimated fair value of TPRCL’s investment in the Hellenic Fund was $1.5 million. The valuation policy with respect to this investment in a limited partnership is further described in Note 2.

As of September 30, 2013, TPRCL held less than a 2% interest in the Hellenic Fund. As a result, TPRCL accounts for its investment in the Hellenic Fund under the variable interest model, in which TPRCL is not the primary beneficiary, at fair value in the consolidated balance sheet and records the change in the fair value in the consolidated statement of income.

21.	Financial instruments with off-balance sheet risk or concentrations of credit risk
Off-balance sheet risk
In the normal course of business, the Company trades various financial instruments and engages in various investment activities with off-balance sheet risk. These financial instruments include securities sold, not yet purchased, forwards, futures, options, swaptions, swaps and contracts for differences. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at specified future dates. Each of these financial instruments contains varying degrees of off-balance sheet risk whereby changes in the fair values of the securities underlying the financial instruments or fluctuations in interest rates and index values may exceed the amounts recognized in the consolidated balance sheet.
Securities sold, not yet purchased are recorded as liabilities in the consolidated balance sheet and have market risk to the extent that the Company, in satisfying its obligations, may be required to purchase securities at a higher value than that recorded in the consolidated balance sheet. The Company’s investments in securities and amounts due from brokers are partially restricted until the Company satisfies the obligation to deliver securities sold, not yet purchased.
Forward and futures contracts are a commitment to purchase or sell financial instruments, currencies or commodities at a future date at a negotiated rate. Forward and futures contracts expose the Company to market risks to the extent that adverse changes occur to the underlying financial instruments such as currency rates or equity index fluctuations.
Option contracts give the purchaser the right, but not the obligation, to purchase or sell to the option writer financial instruments, commodities or currencies within a defined time period for a specified price. The premium received by the Company upon writing an option contract is recorded as a liability, marked to market on a daily basis and is included in securities sold, not yet purchased in the consolidated balance sheet. In writing an option, the Company bears the market risk of an unfavorable change in the financial instrument underlying the written option. Exercise of an option written by the Company could result in the Company selling or buying a financial instrument at a price different from the current fair value.
Swaption contracts give the Company the right, but not the obligation, to enter into a specified interest-rate swap within a specified period of time. The Company’s market and counterparty credit risk is limited to the premium paid to enter into the swaption contract and net unrealized gains.
Total return swaps, contracts for differences, index swaps, and interest rate swaps that involve the exchange of cash flows between the Company and counterparties are based on the change in the fair value of a particular equity, index, or interest rate on a specified notional holding. The use of these contracts exposes the Company to market risks equivalent to actually holding securities of the notional value but typically involve little capital commitment relative to the exposure achieved. The gains or losses of the Company may therefore be magnified on the capital commitment.

Credit derivatives
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. Typical credit events include failure to pay or restructuring of obligations, bankruptcy, dissolution or insolvency of the underlying issuer. The buyer of the protection pays an initial and/or a periodic premium to the seller and receives protection for the period of the contract. If there is not a credit event, as defined in the contract, the buyer receives no payments from the seller. If there is a credit event, the buyer receives a payment from the seller of protection as calculated by the contract between the two parties.
The Company may also enter into index and/or basket credit default swaps where the credit derivative may reference a basket of single-name credit default swaps or a broad-based index. Generally, in the event of a default on one of the underlying names, the buyer will receive a pro-rata portion of the total notional amount of the credit default index or basket contract from the seller. When the Company purchases single-name, index and basket credit default swaps, the Company is exposed to counterparty nonperformance.
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. Cash collateral available to the Company to reimburse potential losses under these securities amounted to $6.7 million as of September 30, 2013. The following table sets forth certain information related to the Company’s written credit derivatives as of September 30, 2013:

	Maximum Payout/ Notional Amount (by period of expiration)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Written Credit Default Swaps at Fair value (2)
	($ in thousands)
Single name (0 - 250)	$472	$—	$472	$(81)
Single name (251-500)	8,019	—	8,019	999
Index (0-250)	28,683	241	28,924	(10,058)
	$37,174	$241	$37,415	$(9,140)

(1)	As of September 30, 2013, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentration of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of September 30, 2013. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Venture has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparty inherent in such contracts which are recognized in the consolidated balance sheet. As of September 30, 2013, the Company’s maximum counterparty credit risk exposure was $27.5 million (December 31, 2012 - $25.6 million).

22.	Commitments and Contingencies
Operating lease
Third Point Re leases office space at Chesney House in Bermuda. The lease expires on November 30, 2015. The lease has been accounted for as an operating lease with total rent expense for the three months ended September 30, 2013 being $0.1 million (2012: $0.1 million). Total rent expense for the nine months ended September 30, 2013 was $0.3 million (2012: $0.3 million).
Future minimum rental commitments as of September 30, 2013 under this lease are expected to be as follows:

($ in thousands)
2013	$100
2014	402
2015	368
2016	—
2017	—
$870
Agreements
Third Point LLC
Third Point Re and TPRCL (together, the "Companies") entered into a 5 year investment management agreement with Third Point LLC on December 22, 2011. The Companies are parties to an Investment Agreement with Third Point LLC under which the Companies, Third Point LLC and Third Point Advisors LLC formed a joint venture for the purpose of managing certain jointly held assets. The non-controlling interest in the consolidated balance sheet includes Third Point Advisors LLC’s share of assets in the investment joint venture.
Netjets
On December 20, 2011, TPRCL acquired from Netjets Sales Inc. (“Netjets”) an undivided 12.5% interest in two aircraft for a five year period. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees. Future minimum management fee commitments as of September 30, 2013 under the existing lease are expected to be as follows:

($ in thousands)
2013	$132
2014	547
2015	567
2016	539
2017	—
$1,785

Letters of credit
As of September 30, 2013, the Company had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2014	60 days prior to termination date
Citibank (1)	150,000	January 23, 2014	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2014	60 days prior to termination date
	$300,000

(1)	Effective January 1, 2013, the Citibank facility was reduced from $250 million to $150 million.
As of September 30, 2013, $63.5 million (December 31, 2012 - $60.9 million) of letters of credit, representing 21.2% (December 31, 2012 – 15.3% (based on total available facilities of $400 million)) of the total available facilities, had been drawn upon.
Under the facilities, the Company provides collateral that may consist of equity securities, repurchase agreements and cash and cash equivalents. As of September 30, 2013, cash and cash equivalents with a fair value of $63.6 million (December 31, 2012 - $64.8 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the consolidated balance sheet. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-” or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, the Company will be prohibited from paying dividends. The Company was in compliance with all of the covenants as of September 30, 2013.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of September 30, 2013, the Company had no unfunded capital commitments.
In the normal course of business, the Company, as part of its investment strategy, enters into contracts that contain a variety of indemnifications and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. Thus, no amounts have been accrued related to such indemnifications. The Company also indemnifies Third Point Advisors LLC, Third Point LLC and its employees from and against any loss or expense, including, without limitation any judgment, settlement, legal fees and other costs. Any expenses related to this indemnification are reflected in net investment income in the consolidated statement of income.

23.	Segment reporting
The determination of Third Point Re’s business segments is based on the manner in which management monitors the performance of its operations. Third Point Re reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company has also identified a corporate function that includes the Company’s investment results and certain general and administrative expenses related to corporate activities.

The following is a summary of the Company’s operating segments results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$43,714	$1,711	$—	$45,425
Gross premiums ceded	—	—	—	—
Net premiums written	43,714	1,711	—	45,425
Change in net unearned premium reserves	18,051	2,853	—	20,904
Net premiums earned	61,765	4,564	—	66,329
Net investment income	—	2,089	51,282	53,371
Total revenues	61,765	6,653	51,282	119,700
Expenses
Loss and loss adjustment expenses incurred, net	39,349	—	—	39,349
Acquisition costs, net	20,541	576	—	21,117
General and administrative expenses	6,739	949	2,158	9,846
Total expenses	66,629	1,525	2,158	70,312
Underwriting loss	(4,864)	n/a	n/a	n/a
Income including non-controlling interests	n/a	5,128	49,124	49,388
Income attributable to non-controlling interests	n/a	(2,432)	(386)	(2,818)
Net income (loss)	$(4,864)	$2,696	$48,738	$46,570
Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	63.7%
Acquisition cost ratio (2)	33.3%
General and administrative expense ratio (3)	10.9%
Combined ratio (4)	107.9%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(4)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Three Months Ended September 30, 2012
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$41,651	$—	$—	$41,651
Gross premiums ceded	—	—	—	—
Net premiums written	41,651	—	—	41,651
Change in net unearned premium reserves	(7,333)	—	—	(7,333)
Net premiums earned	34,318	—	—	34,318
Net investment income	—	—	47,686	47,686
Total revenues	34,318	—	47,686	82,004
Expenses
Loss and loss adjustment expenses incurred, net	24,709	—	—	24,709
Acquisition costs, net	10,856	—	—	10,856
General and administrative expenses	4,571	995	874	6,440
Total expenses	40,136	995	874	42,005
Underwriting loss	(5,818)	n/a	n/a	n/a
Income (loss) including non-controlling interests	n/a	(995)	46,812	39,999
Income attributable to non-controlling interests	n/a	—	(423)	(423)
Net income (loss)	$(5,818)	$(995)	$46,389	$39,576
Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	72.0%
Acquisition cost ratio (2)	31.6%
General and administrative expense ratio (3)	13.4%
Combined ratio (4)	117.0%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(4)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Nine Months Ended September 30, 2013
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$231,229	$8,431	$—	$239,660
Gross premiums ceded	(9,975)	—	—	(9,975)
Net premiums written	221,254	8,431	—	229,685
Change in net unearned premium reserves	(65,408)	(2,120)	—	(67,528)
Net premiums earned	155,846	6,311	—	162,157
Net investment income	—	3,210	162,919	166,129
Total revenues	155,846	9,521	162,919	328,286
Expenses
Loss and loss adjustment expenses incurred, net	103,291	388	—	103,679
Acquisition costs, net	48,353	758	—	49,111
General and administrative expenses	16,265	2,721	5,085	24,071
Total expenses	167,909	3,867	5,085	176,861
Underwriting loss	(12,063)	n/a	n/a	n/a
Income including non-controlling interests	n/a	5,654	157,834	151,425
Income attributable to non-controlling interests	n/a	(3,027)	(1,175)	(4,202)
Net income (loss)	$(12,063)	$2,627	$156,659	$147,223
Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	66.3%
Acquisition cost ratio (2)	31.0%
General and administrative expense ratio (3)	10.4%
Combined ratio (4)	107.7%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(4)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Nine Months Ended Nine Months Ended September 30, 2012
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$162,479	$—	$—	$162,479
Gross premiums ceded	—	—	—	—
Net premiums written	162,479	—	—	162,479
Change in net unearned premium reserves	(99,483)	—	—	(99,483)
Net premiums earned	62,996	—	—	62,996
Net investment income	—	—	63,911	63,911
Total revenues	62,996	—	63,911	126,907
Expenses
Loss and loss adjustment expenses incurred, net	53,680	—	—	53,680
Acquisition costs, net	13,706	—	—	13,706
General and administrative expenses	15,299	995	3,927	20,221
Total expenses	82,685	995	3,927	87,607
Underwriting loss	(19,689)	n/a	n/a	n/a
Income (loss) including non-controlling interests	n/a	(995)	59,984	39,300
Income attributable to non-controlling interests	n/a	—	(609)	(609)
Net income (loss)	$(19,689)	$(995)	$59,375	$38,691
Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	85.2%
Acquisition cost ratio (2)	21.8%
General and administrative expense ratio (3)	24.3%
Combined ratio (4)	131.3%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(4)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

For the nine months ended September 30, 2013, four contracts each contributed greater than 10% of total gross premiums written. These four contracts contributed 18.8%, 14.6%, 11.6% and 11.5%, respectively, of total gross premiums written for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, four contracts each contributed greater than 10% of total gross premiums written. These four contracts contributed 26.2%, 23.5%, 13.8% and 10.8%, respectively, of total gross premiums written for the nine months ended September 30, 2012.

The following table provides a breakdown of the Company’s gross premiums written by line of business:

	For the three months ended
	September 30, 2013		September 30, 2012
	($ in thousands)
Property	$(1,603)	(3.5)%	$40,591	97.5%
Casualty	9,426	20.7%	1,060	2.5%
Specialty	35,891	79.0%	—	—%
Total property and casualty reinsurance (1)	43,714	96.2%	41,651	100.0%
Catastrophe risk management	1,711	3.8%	—	—%
	$45,425	100.0%	$41,651	100.0%

	For the nine months ended
	September 30, 2013		September 30, 2012
	($ in thousands)
Property	$26,635	11.1%	$76,219	46.9%
Casualty	111,021	46.4%	43,760	26.9%
Specialty	93,573	39.0%	42,500	26.2%
Total property and casualty reinsurance (1)	231,229	96.5%	162,479	100.0%
Catastrophe risk management	8,431	3.5%	—	—%
	$239,660	100.0%	$162,479	100.0%
(1) The three and nine months ended September 30, 2013 includes $17.5 million and $39.8 million, respectively, related to retroactive reinsurance contracts where the Company records the gross premium written and earned at the inception of the contract.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table provides a breakdown of the Company’s gross premiums written from brokers for the nine months ended September 30, 2013 and 2012 who each accounted for more than 10% of the Company’s gross premiums written:

	For the nine months ended
	September 30, 2013		September 30, 2012
	($ in thousands)
Largest broker	$91,349	38.1%	$38,117	23.5%
2nd largest broker	46,095	19.2%	22,473	13.8%
3rd largest broker	26,000	10.8%	21,560	13.3%
	$163,444	68.1%	$82,150	50.6%
The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the nine months ended September 30, 2013 and 2012:

	For the nine months ended
	September 30, 2013		September 30, 2012
	($ in thousands)
United States	$151,314	63.1%	$162,479	100.0%
Bermuda	86,946	36.3%	—	—%
Other	1,400	0.6%	—	—%
	$239,660	100.0%	$162,479	100.0%

24. Subsequent events

On November 4, 2013, the Company completed a reorganization of the entities in the Catastrophe Risk Management segment through the transfer of 100% of the voting, non-participating common shares that the Catastrophe Fund Manager held in the Catastrophe Reinsurer to the Catastrophe Fund.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Quarterly Report on Form 10-Q.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	limited historical information about us;

•	operational structure currently is being developed;

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	potential inability to pay dividends;

•	unavailability of capital in the future;

•	dependence on clients' evaluations of risks associated with such clients' insurance underwriting;

•	suspension or revocation of our reinsurance license;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Reinsurance Company Ltd. as a PFIC;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreement;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	potentially becoming subject to United States federal income taxation;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the FATCA provisions; and

•
other risks and factors listed under “Risk Factors” in the prospectus on Form 424(b) dated as of August 14, 2013 and filed with the Securities and Exchange Commission on August 19, 2013 (the “Prospectus”).

Any one of these factors or a combination of these factors could materially affect our financial condition or future results of operations and could influence whether any forward-looking statements contained in this report ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
In addition, while we do, from time to time, communicate with security analysts, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.
Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” and the “Company,” as used in this report, refer to Third Point Reinsurance Ltd. and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. ("TPRCL"), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Reinsurance Ltd. exclusive of its subsidiaries. Third Point Reinsurance Investment Management Ltd. is referred to as the “Catastrophe Fund Manager,” Third Point Reinsurance Opportunities Fund Ltd. as the “Catastrophe Fund” and Third Point Re Cat Ltd. as the “Catastrophe Reinsurer.”
Overview
We are a Bermuda-based specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our objective is to deliver attractive equity returns to shareholders by combining profitable reinsurance underwriting with our investment manager Third Point LLC’s superior investment management.
We manage our business on the basis of two operating segments: Property and Casualty Reinsurance and Catastrophe Risk Management. We also have a corporate function that includes our investment results and certain general and administrative expenses related to corporate activities.
Our fiscal year ends on December 31 and, unless otherwise noted, references to "year" or "fiscal year" are for the fiscal year ended December 31, 2012.

Property and Casualty Reinsurance
We provide treaty reinsurance to insurance, reinsurance companies, government entities, and other risk bearing vehicles. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsurance of an agreed upon portion of business written as specified in a reinsurance contract. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty.
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid and proceeds are returned on deposit accounted contracts. In some instances, the interval between premium receipts and loss payments can extend over many years. During this time interval, insurance and reinsurance companies invest the premiums received and generate investment returns. Although float can be calculated using numbers determined under U.S. GAAP, float is a non-GAAP financial measure and, therefore, there is no comparable U.S. GAAP measure.
We believe that our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float. In addition, we expect that float will grow over time as our reinsurance operations expand.
Catastrophe Risk Management
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures and write excess of loss catastrophe reinsurance exclusively through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. We established on June 15, 2012, the Catastrophe Fund, the Catastrophe Fund Manager and the Catastrophe Reinsurer, in partnership with Hiscox. Our partnership with Hiscox is governed by a shareholders’ agreement that provides for certain matters relating to governance of the Catastrophe Fund Manager and restrictions on the transfers of its shares. Our investment in and management of the Catastrophe Fund allows us to provide a product that is critical to most of our reinsurance clients and to earn fee income over time. Because the Catastrophe Fund is capitalized in part by investments from unrelated parties, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses is limited to our investment in the Catastrophe Fund, which as of September 30, 2013 was $53.6 million. We anticipate that our property catastrophe exposures will consistently remain relatively low when compared to many other reinsurers with whom we compete and there are no additional guarantees or recourse to us beyond this investment.
The Catastrophe Fund Manager is a property catastrophe fund management company, which began writing catastrophe risk through the Catastrophe Fund and related Catastrophe Reinsurer on January 1, 2013. The Catastrophe Fund Manager receives fee income in the form of management fees and performance fees from the Catastrophe Fund. We own 85% of the Catastrophe Fund Manager and Hiscox owns the remaining 15%. We consolidate the Catastrophe Fund Manager’s results in our consolidated results with a non-controlling interest recorded for the 15% Hiscox ownership. The objective of the Catastrophe Fund is to achieve positive uncorrelated investment returns by transacting, through the Catastrophe Reinsurer, in a portfolio of collateralized reinsurance treaties and other insurance-linked securities, including catastrophe bonds and industry loss warranties. The Catastrophe Reinsurer is a Bermuda based special purpose insurer authorized to write collateralized property catastrophe reinsurance business. The Catastrophe Fund Manager owns 100% of the voting, non-participating, common shares of the Catastrophe Reinsurer. The Catastrophe Fund owns 100% of the non-voting, participating, preferred shares of the Catastrophe Reinsurer. The Catastrophe Fund, the Catastrophe Fund Manager and Catastrophe Reinsurer commenced underwriting activity on January 1, 2013.
As of September 30, 2013, the Catastrophe Fund had a net asset value of $101.7 million of which our share was $53.6 million. As a result of our 52.7% majority interest in the Catastrophe Fund, we were required to consolidate the results of the Catastrophe Fund and the Catastrophe Reinsurer as of September 30, 2013 and December 31, 2012. The Catastrophe Reinsurer is actively seeking new third party investments and we expect our interest to drop below 50% in the future which would potentially allow us to deconsolidate the Catastrophe Fund and the Catastrophe Reinsurer. Market conditions, however, have been challenging due to the launch in the past year of several similar funds and a drop in catastrophe reinsurance pricing.
On November 4, 2013, we completed a reorganization of the entities in the Catastrophe Risk Management segment through the transfer of 100% of the voting, non-participating common shares that the Catastrophe Fund Manager held in the Catastrophe Reinsurer to the Catastrophe Fund.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under a long-term investment management contract. We directly own the investments which are held in a separate account and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds.

Limited Operating History and Comparability of Results
We were incorporated on October 6, 2011 and completed our initial capitalization on December 22, 2011. We began underwriting business on January 1, 2012. We completed an initial public offering of common shares on August 20, 2013 (the "IPO"). As a result, we have a limited operating history and are exposed to volatility in our results of operations. Period to period comparisons of our results of operations may not be meaningful. In addition, the amount of premiums written may vary from year to year and from period to period as a result of several factors, including changes in market conditions and our view of the long-term profit potential of individual lines of business.
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of our investment portfolio, we will be able to generate attractive returns to our shareholders. The key financial measures that we believe are meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income, net investment return on investments managed by Third Point LLC, book value per share, diluted book value per share, growth in diluted book value per share and return on beginning shareholders’ equity.
Non-GAAP Financial Measures
We have included financial measures that are not calculated under standards or rules that comprise accounting principles generally accepted in the United States (GAAP).  Such measures, including underwriting income or loss, combined ratio, book value per share, diluted book value per share and return on beginning shareholders' equity, are referred to as non-GAAP measures. These non-GAAP measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of the underlying business. These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP.  Reconciliations of such measures to the most comparable GAAP figures are referenced below in accordance with Regulation G.

The table below shows the key performance indicators for our consolidated business for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(4,864)	$(5,818)	$(12,063)	$(19,689)
Combined ratio (1)	107.9%	117.0%	107.7%	131.3%

Key investment return metrics:
Net investment income	53,371	$47,686	$166,129	$63,911
Net investment return on investments managed by Third Point LLC	4.3%	6.1%	16.9%	8.4%

Key shareholders' value creation metrics:
Book value per share (2)	$12.68	$10.28	$12.68	$10.28
Diluted book value per share (2)	$12.35	$10.17	$12.35	$10.17
Growth in diluted book value per share (2)	2.3%	5.1%	13.4%	4.6%
Return on beginning shareholders' equity (3)	4.2%	5.2%	16.1%	5.1%

(1) Net underwriting loss and combined ratio are Non-GAAP financial measures. See Note 23 of the accompanying consolidated financial statements for an explanation and calculation of net underwriting loss and combined ratio.

(2) Book value per share and diluted book value per share are Non-GAAP financial measures. See reconciliation below for calculation of book value per share and diluted book value per share.
(3) Return on beginning shareholders’ equity is a Non-GAAP financial measure. See reconciliation below for calculation of return on beginning shareholders’ equity.
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income or loss. We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from premiums earned, less net loss and loss expenses, acquisition costs and general and administrative expenses related to the underwriting activities.
Combined Ratio for Property and Casualty Reinsurance Segment
The combined ratio compares the amount of net premiums earned to the amount incurred in claims and underwriting related expenses. This ratio is a key indicator of a reinsurance company’s profitability. It is calculated by dividing net premiums earned by the sum of loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. A combined ratio greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned.
Net Investment Income
Net investment income is an important measure that affects overall profitability. Net investment income is affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operation. Pursuant to the investment management agreement, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The investment management agreement allows us to withdraw cash from our investment account with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses.
We track excess cash flows generated by our property and casualty reinsurance operation, or float, in a separate account which allows us to also track the net investment income generated on the float. We believe that net investment income generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of incentive compensation.
Net investment income for the three and nine months ended September 30, 2013 and 2012 was comprised of the following:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in thousands)
Net investment income on float	$7,072	91	$15,128	91
Net investment income on capital	45,455	47,595	150,465	63,820
Net investment income (loss) on investments managed by Third Point LLC	52,527	47,686	165,593	63,911
Other investment income	28	—	44	—
Deposit liabilities and reinsurance contracts investment income allocation	(1,246)	—	(2,675)	—
Net unrealized gain on catastrophe risk derivatives	2,062	—	3,167	—
	$53,371	$47,686	$166,129	$63,911
Net Investment Return on investments managed by Third Point LLC
The net investment return is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interest. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Return on beginning shareholders’ equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders and is a commonly used calculation to measure profitability. For purposes of this calculation, we add back the impact of subscriptions receivable to shareholders’ equity attributable to shareholders as of December 31, 2011. For the three and nine months ended September 30, 2013, we have also adjusted the beginning shareholders' equity for the impact of the issuance of shares in our IPO on a weighted average basis. These adjustments lower the stated returns on beginning shareholders' equity.
Return on beginning shareholders' equity for the three and nine months ended September 30, 2013 and 2012 was calculated as follows:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in thousands)
Net income	$46,570	$39,576	$147,223	$38,691
Shareholders' equity attributable to shareholders - beginning of period	972,665	764,856	868,544	585,425
Subscriptions receivable	—	—	—	177,507
Impact of weighting related to shareholders' equity from IPO	128,860	—	43,111	—
Adjusted shareholders' equity attributable to shareholders - beginning of period	1,101,525	764,856	911,655	762,932
Return on beginning shareholders' equity	4.2%	5.2%	16.1%	5.1%

Book Value Per Share and Diluted Book Value Per Share
Book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, by the number of issued and outstanding shares at any period end. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. Prior to our IPO, the market share price was assumed to be equal to the diluted book value per share.
Revenues
We derive our revenues from two principal sources:

•	premiums from reinsurance on property and casualty reinsurance business assumed; and

•	income from investments.

Premiums from our property and casualty reinsurance business assumed are directly related to the number, type and pricing of contracts we write. Premiums are earned over the contract period in proportion to the period of risk covered which is typically 12 to 24 months.
Income from our investments is primarily comprised of interest income, dividends, and net realized and unrealized gains on investment securities included in our investment portfolio.
Expenses
Our expenses consist primarily of the following:

•	loss and loss adjustment expenses;

•	acquisition costs;

•	investment-related expenses; and

•	general and administrative expenses.
Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. Loss and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.
Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes and other direct expenses that relate to our writing reinsurance contracts and are presented net of commissions ceded under reinsurance contracts. We amortize deferred acquisition costs over the related contract term in the same proportion that the premiums are earned.
Investment-related expenses primarily consist of management and performance fees we pay to our investment manager, Third Point LLC, and certain of our Founders, pursuant to the investment management agreement. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to Third Point Advisors LLC. We include these expenses in net investment income in our consolidated statement of income.
General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our incentive compensation plan, share compensation expenses, legal and accounting fees, travel and client entertainment, fees relating to our letter of credit facilities, information technology, occupancy and other general operating expenses.
For share option expenses, we calculate compensation cost using the Black-Scholes option pricing model and expense shares options over their vesting period, which is typically five years.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We have performed a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2013. We believe that the critical accounting policies set forth in our audited consolidated financial statements for the year ended December 31, 2012 continue to describe the significant judgments and estimates used in preparation of our consolidated financial statements. These accounting policies pertain to premium recognition, loss and loss adjustment expenses and fair value of financial instruments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Premium Revenue Recognition
We estimate the ultimate premiums for the entire contract period and record this estimate at the inception of the contract, to the extent that the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers.
Premiums written are earned over the contract period in proportion to the period of risk covered. Unearned premiums represent the portion of premiums written that relate to the unexpired term of the contracts in force.
Premiums for retroactive reinsurance contracts, where we have evaluated and concluded that risk transfer has occurred, are earned at the inception of the contract, as all of the underlying loss events covered by these contracts occurred in the past. Any underwriting profit at inception of a retroactive reinsurance contract is deferred and recognized over the estimated future payout of the loss and loss adjustment expenses reserves. Any underwriting loss at inception of a retroactive reinsurance contract is recognized immediately.
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Along with uncertainty regarding the underlying business volume, our contracts also contain a number of contractual features that can significantly impact the amount of premium that we ultimately recognize. These include commutation provisions, multi-year contracts with cancellation provisions, provisions to return premium at the expiration of the contract in certain circumstances. In certain contracts, these provisions can be exercised by the client, in some cases provisions can be exercised by us and in other cases by mutual consent. In addition, we write a small number of large quota share contracts and all of our property and casualty reinsurance segment premiums written to date has been quota share business. As a result, we may be subject to greater volatility around our premium estimates compared to other property and casualty companies. We continuously monitor the premium estimate of each of our contracts considering the cash premiums received, reported premiums, discussions with our clients regarding their premium projections as well as evaluating the potential impact of contractual features. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Changes in premium estimates do not necessarily result in a direct impact to net income or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by pro rata changes in acquisition costs and net loss and loss adjustment expenses.
During the three months ended September 30, 2013, we recorded $(7.5) million of changes in premium estimates on prior year’s contracts, representing (16.5)% of total gross premiums written, primarily due to return premiums on certain contracts that expired during the period with a provision within the contract to return the unearned premiums at expiration. There was minimal impact on net income as a result of the changes in premium estimates for the three months ended September 30, 2013. During the nine months ended September 30, 2013, we recorded $(28.6) million of changes in premium estimates on prior year’s contracts, representing (11.9)% of gross premiums written, primarily due to return premiums on certain contracts that expired during the period with a provision within the contract to return the unearned premiums at expiration. There was minimal impact on net income of these changes in premium estimates for the nine months ended September 30, 2013.

Reinsurance premiums ceded
We reduce the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. We remain liable to the extent that any retrocessionaire fails to meet its obligations and to the extent the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are expensed over the contract period in proportion to the period of risk covered. Unearned premiums ceded consist of the unexpired portion of reinsurance ceded.
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. We evaluate the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of September 30, 2013 and December 31, 2012, deferred acquisition costs are fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
Loss and Loss Adjustment Expense Reserves
Our loss and loss adjustment expense reserves include case reserves and reserves for losses incurred but not yet reported (“IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses which are known to us. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the consolidated statement of income in the period in which they become known.

We perform an actuarial projection of our reserves quarterly and have an independent actuarial review performed annually. All reserves are estimated on an individual contract basis; there is no aggregation of contracts for projection of ultimate loss or reserves. The company records the reserve estimates produced by our quarterly actuarial reserves as the liability for unpaid claims and claims adjustment expenses; there are no adjustments made by management on the calculated reserves.
We initially reserve every individual contract to the expected loss and loss expense ratio in the pricing analysis. As loss information is received from the cedents, we incorporate other actuarial methods in our projection of ultimate losses and, hence, reserves. In our pricing analyses, we typically utilize a significant amount of information unique to the individual client and, when necessary, supplement the analysis with industry data. Industry data primarily takes the form of paid and incurred development patterns from statutory financial statements and statistical agencies. For our actuarial reserve projections, the relevant information we receive from our reinsurance clients include premium estimates, paid loss and loss adjustment expense and case reserves. We review the data for reasonableness and research any anomalies. On each contract, we compare the expected paid and incurred amounts at each quarter-end with actual amounts reported. We also compare premiums received with projected premium receipts at each quarter end.
There is a time lag between when a covered loss event occurs and when it is actually reported to our cedents. The actuarial methods that we use to estimate losses have been designed to address this lag in loss reporting. There is also a time lag between reinsurance clients paying claims, establishing case reserves and re-estimating their reserves, and notifying us of the payments and/or new or revised case reserves. This reporting lag is typically 60 to 90 days after the end of a reporting period, but can be longer in some cases. We use techniques that adjust for this type of lag. While it would be unusual to have lags that extend beyond 90 days, our actuarial techniques are designed to adjust for such a circumstance.

The principal actuarial methods (and associated key assumptions) we use to perform our quarterly loss reserve analysis may include one or more of the following methods:
A Priori Loss Ratio Method. To estimate ultimate losses under the a priori loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected as part of the pricing and utilizes individual client data, supplemented by industry data where necessary. This method is often useful when there is limited historical data due to few losses being incurred.
Paid Loss Development Method. This method estimates ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a rate consistent with the historical rate of payment. It provides an objective test of reported loss projections because paid losses contain no reserve estimates. For some lines of business, claim payments are made slowly and it may take many years for claims to be fully reported and settled.
Incurred Loss Development Method. This method estimates ultimate losses by using past incurred loss development factors and applying them to exposure periods with further expected incurred loss development. Since incurred losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, incurred loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are incurred relatively early and case loss reserve estimates established.
Bornhuetter-Ferguson Paid and Incurred Loss Methods. These methods are a weighted average of the a priori loss ratio and the relevant development factor method. The weighting between the two methods depends on the maturity of the business. This means that for the more recent years a greater weight is placed on the a priori loss ratio, while for the more mature years a greater weight is placed on the development factor methods. These methods avoid some of the distortions that could result from a large development factor being applied to a small base of paid or incurred losses to calculate ultimate losses. This method will react slowly if actual paid or incurred loss experience develops differently than historical paid or incurred loss experience because of major changes in rate levels, retentions or deductibles, the forms and conditions of coverage, the types of risks covered or a variety of other factors.
IBNR to Outstanding Ratio Method. This method is used in selected cases typically for very mature years that still have open claims. This method assumes that the estimated future loss development is indicated by the current level of case reserves.
Key to the projection of ultimate loss is the amount of credibility or weight assigned to each actuarial method. Each method has advantages and disadvantages, and those can change depending on numerous factors including the reliability of the underlying data. For most actuaries, the selection and weighting of the projection methods is a highly subjective process. In order to achieve a desirable amount of consistency from study to study and between contracts, we have implemented a weighting scheme that incorporates numerous “rules” for the weighting of actuarial methods. These rules attempt to effectively codify the judgmental process used for selecting weights for the various methods. There can be extenuating circumstances where the rules would be modified for a specific reinsurance contract; examples would include a large market event or new information on historical years that may cause us to increase our a priori loss ratio.
As part of our quarterly reserving process, loss-sensitive contingent expenses (e.g., profit commissions, sliding-scale ceding commissions, etc.) are calculated on an individual contract basis. These expense calculations are based on the updated ultimate loss estimates derived from our quarterly reserving process.
Our reserving methodologies use a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodologies are reasonable, we cannot be certain that our ultimate payments will not vary, potentially materially, from the estimates that we have made.
We do not produce a range of IBNR reserves. However, a 10% increase in IBNR reserves would translate into a 0.7% decrease in total shareholders’ equity as of December 31, 2012 and a 0.6% decrease in total shareholders’ equity as of September 30, 2013.

Deposit assets and liabilities
Certain reinsurance contracts are deemed not to transfer sufficient insurance risk in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 944, Financial Services—Insurance and Topic 340-30 Insurance contracts that do not transfer insurance risk, and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts should be accounted for as reinsurance contracts or deposit contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
Fair value measurement
Our investments are managed by Third Point LLC and are carried at fair value. Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying value of our assets and liabilities, which qualify as financial instruments, approximates the fair value presented in the consolidated balance sheet.
Our investment manager, Third Point LLC, has a formal valuation policy that sets forth the pricing methodology for investments to be implemented in fair valuing each security in our portfolio. The valuation policy is updated and approved at least on an annual basis by Third Point LLC’s valuation committee (the “Committee”), which is comprised of officers and employees who are senior business management personnel of Third Point LLC. The Committee meets on a monthly basis. The Committee’s role is to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviews any due diligence performed and approves any changes to current or potential external pricing vendors.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of September 30, 2013, securities valued at $429.5 million (December 31, 2012 – $248.4 million), representing 39.2% (December 31, 2012 – 26.5%) of investments in securities and commodities, and $46.0 million (December 31, 2012 – $68.8 million), representing 50.8% (December 31, 2012 – 39.0%) of securities sold, not yet purchased, are valued based on dealer quotes or other quoted market prices for similar securities.
Our derivatives are recorded at fair value. Third Point LLC values exchange-traded derivative contracts at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, and forward currency contracts, are valued by third party sources when available; otherwise, fair values are obtained from counterparty quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments. As an extension of its underwriting activities, the Catastrophe Reinsurer has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business. These derivatives are recorded on the consolidated balance sheet at fair value, with the offset recorded in net investment income in the consolidated statement of income. These contracts are valued on the basis of third party models and methodology developed by us.
Our holdings in asset-backed securities (“ABS”) are substantially invested in residential mortgage-backed securities (“RMBS”). The balance of the ABS positions were held in commercial mortgage-backed securities, collateralized debt obligations and student loan asset-backed securities. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. Investors in these classes of ABS may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, investors may be exposed to significant market and liquidity risks.
We value our investments in limited partnerships at fair value, which is an amount equal to the sum of the capital account in the limited partnership generally determined from financial information provided by the investment manager of the investment funds. The resulting net gains or net losses are reflected in the consolidated statement of income.
The fair values of all investments are estimated using prices obtained from third-party pricing services, where available. For securities that we are unable to obtain fair values from a pricing service or broker, fair values were estimated using information obtained from Third Point LLC. We perform several processes to ascertain the reasonableness of the valuation of all of our investments comprising our investment portfolio, including securities that are categorized as Level 2 and Level 3 within the fair value hierarchy. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from Third Point LLC, (ii) obtaining and reviewing monthly NAV and investment return reports received directly from our third-party fund administrator which are compared to the reports noted in (i), and (iii) weekly update discussions with Third Point LLC regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from outside service providers. As of September 30, 2013, the investments for which we did not receive a fair value from a pricing service or broker accounted for less than 1% of our investment portfolio. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
During the year ended December 31, 2012 and nine months ended September 30, 2013, there were no changes in the valuation techniques as it relates to the above.
Monetary assets and liabilities denominated in foreign currencies are translated at the closing rates of exchange as of September 30, 2013. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the consolidated statement of income.
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by Third Point LLC. Valuation techniques used by Third Point LLC may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, Third Point LLC may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide written reports documenting their recommended valuation as of the determination date for the specified investments.
Due to the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the values that would have been used had an active market existed for these investments. As of September 30, 2013, we had $3.7 million (December 31, 2012 – $2.8 million ) of private securities fair valued by the Third Point LLC representing less than 1% of total investments in securities and commodities.
U.S. GAAP disclosure requirements establish a framework for measuring fair value, including a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy of inputs is summarized below:

•	Level 1 – Quoted prices available in active markets/exchanges for identical investments as of the reporting date.

•

•
Level 2 – Pricing inputs other than observable inputs including, but not limited to, prices quoted for similar assets or liabilities in active markets/exchanges or prices quoted for identical or similar assets or liabilities in markets that are not active, and fair value is determined through the use of models or other valuation methodologies.

•
Level 3 – Pricing inputs unobservable for the investment and include activities where there is little, if any, market activity for the investment. The inputs applied in the determination of fair value require significant management judgment and estimation.

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability including assumptions about risk; for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.
Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources other than those of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
The key inputs for corporate, government and sovereign bond valuation are coupon frequency, coupon rate and underlying bond spread. The key inputs for asset-backed securities are yield, probability of default, loss severity and prepayment.

Key inputs for OTC valuations vary based on the type of underlying security on which the contract was written:

•
The key inputs for most OTC option contracts include notional, strike price, maturity, payout structure, current foreign exchange forward and spot rates, current market price of underlying and volatility of underlying.

•	The key inputs for most forward contracts include notional, maturity, forward rate, spot rate, various interest rate curves and discount factor.

•
The key inputs for swap valuation will vary based on the type of underlying on which the contract was written. Generally, the key inputs for most swap contracts include notional, swap period, fixed rate, credit or interest rate curves, current market or spot price of the underlying and the volatility of the underlying.

Investments
Our investments are classified as “trading securities” and are carried at fair value with changes in fair value included in earnings in our consolidated statement of income.
Fair values of our fixed maturity investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. Investment transactions are recorded on a trade date basis with balances pending settlement recorded separately in the consolidated balance sheet as receivable for investments sold or payable for investments purchased.
We record security and commodity transactions and related income and expense on a trade-date basis. Realized gains and losses are determined using cost calculated on a specific identification basis. Dividends are recorded on the ex-dividend date. Income and expense are recorded on the accrual basis including interest and premiums amortized and discounts accreted.
Derivatives
Underwriting
The Catastrophe Reinsurer enters into certain contracts under which the potential loss payments are triggered exclusively by reference to a specified industry loss measure or index. These contracts are considered derivatives under ASC 815, Derivatives and Hedging.  We record the fair value of these contracts in derivative liabilities, at fair value, in the consolidated balance sheet. Changes in the fair value of these contracts are recorded in net investment income in the consolidated statement of income.
Investment
Derivative instruments within our investment assets managed by our investment manager, Third Point LLC, are recorded in the consolidated balance sheet at fair value, with changes in fair values and realized gains and losses recognized in net investment income in the consolidated statement of income.
Derivatives serve as a key component of our investment strategy and are utilized primarily to structure the portfolio, or individual investments and to economically match our investment objectives. Our derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated balance sheet on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association ("ISDA") master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non defaulting party.
We enter into derivative contracts to manage credit risk, interest rate risk, currency exchange risk, and other exposure risks. We use derivatives in connection with our risk-management activities to economically hedge certain risks and to gain exposure to certain investments. The utilization of derivative contracts also allows for an efficient means by which to trade certain asset classes. The derivatives that we invest in are primarily credit default swaps, foreign currency forwards and options, index futures, interest rate swaptions, contracts for differences, interest rate swaps and total returns swaps.

Fair values of derivatives are determined by using quoted market prices and counterparty quotes when available; otherwise fair values are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of underlying financial instruments.
Share-based compensation
We account for our share plans in accordance with ASC 718, Compensation – Share Compensation (“ASC 718”). ASC 718 requires that share-based compensation transactions be recognized using the fair value of the award at the grant date. Determining the fair value of share purchase options at the grant date requires estimation and judgment. We use an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options.
For share purchase options granted that contain both a service and performance condition, we recognize share compensation expense only for the portion of the options that are considered probable of being exercised.  Share compensation for share purchase options considered probable of being exercised is expensed over the service (vesting) period on a graded vesting basis. The probability of share purchase options being exercised is evaluated each reporting period.  When the share purchase options are considered probable of being exercised, we record a catch up of share compensation expense from the grant date (service inception date) to the current reporting period end based on the fair value of the options at the grant date.
We measure grant date fair value for restricted share awards based on the price of the common shares at the grant date and the expense is recognized on a straight-line basis over the vesting period.
Warrants
We account for certain warrant contracts issued to our founders and an advisor in conjunction with our initial capitalization, and which may be settled by us using either the physical settlement or net-share settlement methods, in accordance with ASC 820, Derivatives and Hedging. Accordingly, the fair value of these warrants has been recorded in equity as an addition to additional paid-in capital. The associated cost of these warrants has been recorded as a component of capital raise costs and is included in general and administrative expenses. We use an option-pricing model (Black-Scholes) to calculate the fair value for share purchase warrants issued.
We account for certain warrant contracts issued to an advisor in connection with our initial capitalization, where services have been received by the Company, in part, in exchange for equity instruments, based on the fair value of such services, in accordance with ASC 718, Compensation—Share Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees. The associated cost of these warrants has been recorded as capital raise costs, and are included in additional paid in capital in the consolidated statement of shareholders equity.
Offering costs
Offering costs incurred in connection with the IPO, which included underwriters’ fees, legal and accounting fees, printing and other fees have been deducted from the gross proceeds of the offering. The proceeds from the issuance of shares net of offering costs are included in additional paid in capital in the consolidated statement of shareholders’ equity.
Foreign currency transactions
Our functional currency is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rate in effect on the transaction date. Monetary assets and liabilities in foreign currencies are translated at the exchange rates in effect at the consolidated balance sheet date and foreign exchange gains and losses, if any, are included in the consolidated statement of income.
Taxes and uncertain tax positions
Under current Bermuda law, Third Point Re and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, Third Point Re and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 pursuant to the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
As of September 30, 2013 and December 31, 2012, we did not have any uncertain tax positions.

 Non-controlling interests
Third Point Re consolidates the results of entities in which it has a controlling financial interest. We record the portion of shareholders’ equity attributable to non-controlling interests as a separate line item within shareholders’ equity of the consolidated balance sheet. We record the portion of net income attributable to non-controlling interests as a separate line within the consolidated statement of income.
Earnings per share
Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under share plans. U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘‘participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. We treat our unvested restricted shares as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share.
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognized in the consolidated statement of income on a straight-line basis over the term of the lease.
Comprehensive income
We have no comprehensive income other than the net income disclosed in the consolidated statement of income.
Segment information
Under U.S. GAAP, operating segments are based on the internal information that we use for allocating resources and assessing performance as the source of the our reportable segments. We report two operating segments—Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes our investment results and certain general and administrative expenses related to its corporate activities. For more information, see Note 23 of our unaudited consolidated financial statements.
Business Outlook
The reinsurance markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by the availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers and reinsurers. Historically, underwriting capacity has been impacted by several factors, including industry losses, the impact of catastrophes, changes in legal and regulatory guidelines, new entrants, investment results including interest rate levels and the credit ratings and financial strength of competitors.
While management believes that pricing trends for the type of business on which we focus are relatively stable, there is significant underwriting capacity currently available, and we therefore believe market conditions will remain competitive in the near term. We believe that there are several market developments, however, that indicate the potential for improving conditions in the medium term. These include improving pricing in several primary insurance lines of business which historically have flowed through to the reinsurance market, decelerating reserve releases from prior underwriting years, and historically low yields from investment portfolios consisting mostly of long-only, investment grade, shorter-term, fixed income securities. Companies with historically low yields from their investment portfolios are now focused on the need for pricing increases to offset the drop in investment income or on increasing the risk profile of their investment portfolios, which consumes more of their risk capital.
We anticipate that we will continue to see attractive opportunities for the following reasons: Intermediaries and reinsurance buyers are increasingly familiar with Third Point Re, leading to increased submission volume in the lines and types of reinsurance that we target. In addition, our primary insurance company clients are growing gross premium primarily through realizing rate increases and, to a lesser extent, expansion of the number of policies they write. As a consequence, their need for quota share reinsurance has increased. Finally, the number of distressed situations for which our customized solutions may be helpful appears to be increasing.
We believe market conditions for property catastrophe reinsurance have deteriorated over the course of 2013 due to the influx of capacity from collateralized reinsurance vehicles and the absence of significant catastrophe events during 2013 to date. The resultant drop in catastrophe pricing impacts us in two ways. Firstly, 30.8% of our property and casualty gross premiums written since inception represented property quota share business, where the clients purchase separate property catastrophe coverage from another reinsurer. To the extent these clients are able to access more attractively priced property catastrophe reinsurance from another reinsurer, the profitability of their underlying business is increased, thereby improving their financial condition and reducing our residual counterparty credit risk. Secondly, while the expected margins generated by the Catastrophe Fund will be negatively impacted by decreasing reinsurance pricing, the expected overall impact on our results is tempered by the Catastrophe Fund’s portfolio construction and focus on smaller, regional companies. We intend to continue to monitor market conditions to participate in future underserved or capacity constrained lines of business as they arise and offer products that we believe will generate favorable returns on equity over the long term.
Consolidated Results of Operations—Three and nine months ended September 30, 2013 and 2012
For the three months ended September 30, 2013, our reported net income increased by $7.0 million, or 17.7%, to $46.6 million, compared to net income of $39.6 million reported for the three months ended September 30, 2012. For the nine months ended September 30, 2013, our reported net income increased by $108.5 million, or 280.4%, to $147.2 million, compared to net income of $38.7 million reported for the nine months ended September 30, 2012.
The increase in net income for both the three and nine months ended September 30, 2013 compared to the prior year periods was primarily due to the following:
•The net underwriting loss from our property and casualty reinsurance segment for the three months ended September 30, 2013 was $4.9 million, compared to a net underwriting loss of $5.8 million for the three months ended September 30, 2012. The net underwriting loss from our property and casualty reinsurance segment for the nine months ended September 30, 2013 was $12.1 million, compared to a net underwriting loss of $19.7 million for the nine months ended September 30, 2012. The combined ratio for the three and nine months ended September 30, 2013 was 107.9% and 107.7%, respectively, compared to 117.0% and 131.3%, respectively, for the three and nine months ended September 30, 2012.
•Our catastrophe risk management segment contributed net income of $2.7 million and $2.6 million, respectively, for the three and nine months ended September 30, 2013. The Catastrophe Reinsurer wrote no business before January 1, 2013.
•For the three months ended September 30, 2013, we recorded net investment income of $53.4 million, compared to $47.7 million for the three months ended September 30, 2012. The return on investments managed by Third Point LLC was 4.3% for the three months ended September 30, 2013 compared to 6.1% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we recorded net investment income of $166.1 million, compared to $63.9 million for the nine months ended September 30, 2012. The return on investments managed by Third Point LLC was 16.9% for the nine months ended September 30, 2013 compared to 8.4% for the nine months ended September 30, 2012.
Segment Results—Three and nine months ended September 30, 2013 and 2012
The determination of our business segments is based on the manner in which management monitors the performance of our operations. Our business currently comprises two operating segments—Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes our investment results and general and administrative expenses related to our corporate activities.
Property and Casualty Reinsurance
The Property and Casualty Reinsurance segment provides property, casualty and specialty treaty reinsurance to insurance and reinsurance companies on a worldwide basis. Treaty reinsurance contracts are contractual arrangements that provide for automatic reinsurance of an agreed upon portion of business written as specified in a reinsurance contract. Contracts can be written on an excess of loss basis or quota share basis. In addition, we write contracts covering retroactive exposures such as adverse development covers. To date, the majority of our contracts have been quota share and retroactive reinsurance contracts. The product lines that we currently underwrite are property, casualty and specialty.
Gross premiums written. Gross premiums written increased by $2.0 million, or 4.8%, to $43.7 million for the three months ended September 30, 2013 from $41.7 million for the three months ended September 30, 2012. Gross premiums written increased by $68.7 million, or 42.3%, to $231.2 million for the nine months ended September 30, 2013 from $162.5 million for the nine months ended September 30, 2012.
We began underwriting on January 1, 2012 and continue to develop our underwriting relationships with intermediaries and reinsurance buyers and our submission flow has continued to increase. We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period. In addition, our quota share contracts are subject to significant judgment in the amount of premiums that we ultimately recognize. Changes in premium estimates are recorded in the period they are determined and can be significant. In addition, we offer customized solutions to our clients, including adverse development covers, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers, which are considered retroactive reinsurance contracts, at the inception of the contract which can further distort the comparability of premiums earned in a period.
As a result of these factors, we may experience volatility in the amount of gross premiums written and earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended
	September 30, 2013		September 30, 2012
	($ in thousands)
Property	$(1,603)	(3.7)%	$40,591	97.5%
Casualty	9,426	21.6%	1,060	2.5%
Specialty	35,891	82.1%	—	—%
	$43,714	100.0%	$41,651	100.0%

	For the nine months ended
	September 30, 2013		September 30, 2012
	($ in thousands)
Property	$26,635	11.5%	$76,219	46.9%
Casualty	111,021	48.0%	43,760	26.9%
Specialty	93,573	40.5%	42,500	26.2%
	$231,229	100.0%	$162,479	100.0%
The change in gross premiums written for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was driven by:
Factor resulting in increase:

•	We wrote $35.1 million of new business in the three months ended September 30, 2013.
Factors resulting in decreases:

•
Changes in renewal premiums during the three months ended September 30, 2013 resulted in decreased premiums of $20.5 million due primarily to one property quota share contract where we reduced our participation to manage our exposure to property catastrophe events under the contract.

•
Reductions in premium estimates relating to prior years' contracts were $7.5 million for the three months ended September 30, 2013 primarily due to return premiums on contracts that expired during the period that included provisions within the contract to return the unearned premiums at expiration.

•
We did not renew two reinsurance contracts that accounted for $5.0 million of premiums in the three months ended September 30, 2012, primarily as a result of pricing and other changes in reinsurance contract structure, terms and conditions.

The change in gross premiums written for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was driven by:
Factors resulting in increases:

•	We wrote $161.4 million of new business in the nine months ended September 30, 2013.

•	Changes in renewal premiums during the nine months ended September 30, 2013 resulted in increased premiums of $0.9 million primarily due to offsetting impacts of renewal premiums on contracts.

•	We amended an existing contract resulting in $8.0 million of premium.
Factors resulting in decreases:

•
Reductions in premium estimates relating to prior years' contracts were $28.6 million for the nine months ended September 30, 2013 primarily due to return premiums on contracts that expired during the period that included provisions within the contract to return the unearned premiums at expiration.

•
We did not renew four reinsurance contracts accounting for $72.8 million of premiums for the nine months ended September 30, 2012, with three of the contracts not renewing as a result of pricing and other changes in reinsurance contract structure, terms and conditions. In addition, our crop contract which accounted for $42.5 million of premium for the nine months ended September 30, 2012 was written in 2013 with a new counterparty and is included as $35.0 million of new business above.

Premiums ceded. The $10.0 million of premiums ceded for the nine months ended September 30, 2013 related to the purchase of a retrocessional contract on our crop contract. There was no premium ceded for the three months ended September 30, 2013.
Net premiums earned. Net premiums earned for the three months ended September 30, 2013 increased $27.5 million, or 80.1%, to $61.8 million. Net premiums earned for the nine months ended increased $92.8 million, or 147.3%, to $155.8 million. TPRCL began underwriting on January 1, 2012. The three and nine months ended September 30, 2013 reflects net premiums earned on a larger in-force underwriting portfolio compared to the three and nine months ended September 30, 2012. In addition, the three and nine months ended September 30, 2013, includes net premiums earned of $17.5 million and $39.8 million, respectively, related to retroactive reinsurance contracts where we record the gross premiums written and earned at the inception of the contract.
Net loss and loss adjustment expenses. Net loss and loss adjustment expenses for the three months ended September 30, 2013 was $39.3 million, or 63.7% of net premiums earned, compared to $24.7 million, or 72.0% of net premiums earned, for the three months ended September 30, 2012. Net loss and loss expenses for the nine months ended September 30, 2013 was $103.3 million, or 66.3% of net premiums earned, compared to $53.7 million, or 85.2% of net premiums earned, for the nine months ended September 30, 2012.
The reinsurance contracts that we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected combined ratios and therefore contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period.
The decrease in the loss ratio for the three and nine months ended September 30, 2013 was primarily due to the crop losses that were recorded in the three and nine months ended September 30, 2012. During the three months ended September 30, 2012, we increased our crop loss from our initial loss estimate by $2.6 million, or 7.5 loss ratio points. During the nine months ended September 30, 2012, we increased our crop loss from our initial loss estimate by $7.7 million, or 12.3 loss ratio points.

There was insignificant net prior years' reserve development for the three and nine months ended September 30, 2013. We commenced underwriting in 2012 and therefore did not have any prior years' reserve development for the 2012 periods.
For the three and nine months ended September 30, 2013, we also recorded a decrease of $0.1 million and a $3.9 million, respectively, in loss and loss adjustment expense reserves primarily due to a decrease in our premium estimate related to our crop contract which is currently booked to a greater than a 100% loss ratio. The reserve and premium adjustments, primarily related to crop, offset resulting in no net underwriting income or net loss ratio impact for the nine months ended September 30, 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs are presented net of commissions ceded under reinsurance contracts. Acquisition costs for the three months ended September 30, 2013 were $20.5 million, or 33.3% of net premiums earned, compared to $10.9 million, or 31.6% of net premiums earned, for the three months ended September 30, 2012. Acquisition costs for the nine months ended September 30, 2013 were $48.4 million, or 31.0% of net premiums earned, compared to $13.7 million, or 21.8% of net premiums earned, for the nine months ended September 30, 2012.
The reinsurance contracts that we write have a wide range of acquisition cost ratios. As a result, our acquisition cost ratio can vary significantly from period to period depending on the mix of business. For example, our property quota share contracts have a higher initial acquisition cost ratio compared to other casualty and specialty lines of business. Property quota share contracts have a higher expense component due to inuring catastrophe reinsurance which increases the acquisition cost ratio on those contracts.  Our property quota share contracts are structured to limit the amount of property catastrophe exposure we assume.  As a result, inuring catastrophe reinsurance for the property catastrophe exposure reduces the amount of premium we assume relative to the acquisition costs or is an additional component of the acquisition costs. In general, our contracts have similar expected combined ratios and therefore contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts generally have a low initial acquisition cost ratio. In addition, we record the gross premiums written and earned for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period. Furthermore, a number of our contracts have a sliding scale or profit commission feature that will vary depending on the expected loss expense for the contract. As a result, changes in estimates of loss and loss adjustment expenses on a contract can result in changes in the sliding scale commissions and a contract's overall acquisition cost ratio.
The acquisition cost ratio for the three months ended September 30, 2013 was consistent with the three months ended September 30, 2012 with generally offsetting impacts of changes in mix of business.
The acquisition cost ratio for the nine months ended September 30, 2013 was higher due to a change in business mix. The acquisition cost ratio for the nine months ended September 30, 2012 included a higher proportion of net premiums earned related to one crop contract which had a lower acquisition cost ratio.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2013 were $6.7 million, or 10.9% of net premiums earned, compared to $4.6 million, or 13.4% of net premiums earned, for the three months ended September 30, 2012. General and administrative expenses for the nine months ended September 30, 2013 were $16.3 million, or 10.4% of net premiums earned, compared to $15.3 million, or 24.3% of net premiums earned, for the nine months ended September 30, 2012.
The increase in general and administrative expenses for the three months ended September 30, 2013 compared to the prior year period was primarily due to additional share compensation expense as a result of the performance condition having been met as a result of the IPO. In addition, we have increased headcount and related staff costs as we continued to build out our management team and infrastructure throughout 2012 and 2013. Although the general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio is lower due to proportionately higher net premiums earned compared to the prior year period.
The increase in general and administrative expenses for the nine months ended September 30, 2013 compared to the prior year period was primarily due to additional share compensation expense as a result of the performance condition having been met as a result of the IPO. In addition, we have increased headcount and related staff costs as we continued to build out our management team and infrastructure throughout 2012 and 2013. These increases were partially offset by employee signing bonuses included in the nine months ended September 30, 2012. Although the general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio is lower due to proportionately higher net premiums earned compared to the prior year period.
Catastrophe Risk Management
The Catastrophe Reinsurer wrote no business before January 1, 2013. From January 1, 2013, the underwriting results of the Catastrophe Reinsurer as well as results of the Catastrophe Fund, the entities for which the Catastrophe Fund Manager underwrites and manages catastrophe risk, are captured with the Catastrophe Fund Manager in this segment. We are currently required to consolidate the results of the Catastrophe Fund and the Catastrophe Reinsurer with our other operations because we control a majority of the outstanding interests in these entities. However, as an open-ended investment fund, the Catastrophe Fund is continuing to market its interests to third-party investors. We expect that the Catastrophe Fund may achieve levels of third-party investment to potentially allow us to deconsolidate its results in the future.
Gross premiums written. Gross premiums written was $1.7 million for the three months ended September 30, 2013 and $8.4 million for the nine months ended September 30, 2013 consisted of property catastrophe business written.
Net premiums earned. Net premiums earned was $4.6 million for the three months ended September 30, 2013 and $6.3 million for the nine months ended September 30, 2013.
Net investment income. Net investment income of $2.1 million for the three months ended September 30, 2013 and $3.2 million for the nine months ended September 30, 2013 consisting primarily of net unrealized gain on derivative reinsurance contracts written by the Catastrophe Reinsurer.
Net loss and loss adjustment expenses. Net loss and loss adjustment expenses was $0.4 million for the nine months ended September 30, 2013 relating to tornadoes, hail and severe thunderstorms that occurred in the United States of America in March 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs for the three months ended September 30, 2013 were $0.6 million, or 12.6% of net premiums earned. Acquisition costs for the nine months ended September 30, 2013 were $0.8 million, or 12.0% of net premiums earned.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2013 were $0.9 million compared to $1.0 million for the three months ended September 30, 2012. General and administrative expenses for the nine months ended September 30, 2013 were $2.7 million compared to $1.0 million for the nine months ended September 30, 2012. The Catastrophe Reinsurer was incorporated in June 2012 and did not begin underwriting until January 1, 2013. The 2012 period reflects certain start-up related expenses compared to a full period of operations for 2013. General and administrative expenses consist of costs associated with the employee leasing agreement, cat modeling and legal and accounting expenses.
Corporate function
Investment results
For the three months ended September 30, 2013, we recorded net investment income of $53.4 million, compared to $47.7 million for the three months ended September 30, 2012. The return on investments managed by Third Point LLC was 4.3% for the three months ended September 30, 2013 compared to 6.1% for the three months ended September 30, 2012.
For the nine months ended September 30, 2013, we recorded net investment income of $166.1 million, compared to $63.9 million for the nine months ended September 30, 2012. The return on investments managed by Third Point LLC was 16.9% for the nine months ended September 30, 2013 compared to 8.4% for the nine months ended September 30, 2012.
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. Consistent with the first half of 2013, the returns for the three months ended September 30, 2013 were driven by equity positions and to a lesser extent by gains in structured credit. Net investment income for the three and nine months ended September 30, 2013 also benefited from higher average investments managed by Third Point LLC compared to the prior year periods due to the net proceeds generated by our IPO and float contributed by our reinsurance operations.

All of our assets managed by Third Point LLC are held in a separate account and managed under an investment management agreement whereby Third Point Advisors LLC, an affiliate of Third Point LLC, has a non-controlling interest in the assets held in the separate account. The value of the non-controlling interest is equal to the amounts invested by Third Point Advisors LLC, plus performance fees paid by us to Third Point LLC and Third Point Advisors LLC and investment gains and losses thereon.
Also impacting net investment income for the three and nine months ended September 30, 2013 was the allocation of $1.2 million, and $2.7 million respectively, of net investment income related to deposit liability reinsurance contracts. The 2012 periods had no impact of allocations of net investment income for deposit liability contracts as the first deposit liability reinsurance contract was completed on October 1, 2012.
Our investment manager, Third Point LLC, manages several funds and may manage other client accounts besides ours, some of which have, or may have, objectives and investment portfolio compositions similar to ours. Because of the similarity or potential similarity of our investment portfolio to these others, and because, as a matter of ordinary course, Third Point LLC provides its clients, including us, and investors in its main hedge funds with results of their respective investment portfolios following the last day of each month, those other clients or investors indirectly may have material nonpublic information regarding our investment portfolio. To address this issue, and to comply with Regulation FD, we will continue to post on our website under the heading Investment Portfolio Returns located in the Investors section of the website, following the close of trading on the New York Stock Exchange on the last business day of each month, our preliminary monthly investment results for that month, with additional information regarding our monthly investment results to be posted following the close of trading on the New York Stock Exchange on the first business day of the following month.
General and administrative expenses related to corporate activities
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a related headcount analysis. For the three months ended September 30, 2013, general and administrative expenses allocated to the corporate function were $2.2 million compared to $0.9 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, general and administrative expenses allocated to the corporate function were $5.1 million compared to $3.9 million for the nine months ended September 30, 2012. The increase in both periods compared to the prior year period was primarily due to additional share compensation expense as a result of the performance condition having been met as a result of the IPO. In addition, we have increased headcount and related staff costs as we continued to build out our management team and infrastructure throughout 2012 and 2013. These increases were partially offset by employee signing bonuses included in the nine months ended September 30, 2012.
Book Value Per Share
We believe that long-term growth in diluted book value per share is the most important measure of our financial performance. Book value per share as used by our management is a non-GAAP measure, as it is calculated after deducting the impact of non-controlling interests. Diluted book value per share is also a non-GAAP measure and represents book value per share combined with the impact from dilution of all in-the-money share options issued, warrants and unvested restricted shares outstanding as of any period end.
For the three months ended September 30, 2013, book value per share increased by $0.28 per share, or 2.3%, to $12.68 per share from $12.40 per share as of June 30, 2013. For the three months ended September 30, 2013, diluted book value per share increased by $0.28 per share, or 2.3%, to $12.35 per share from $12.07 per share as of June 30, 2013.
For the nine months ended September 30, 2013, book value per share increased by $1.61 per share, or 14.5%, to $12.68 per share from $11.07 per share as of December 31, 2012. For the nine months ended September 30, 2013, diluted book value per share increased by $1.46 per share, or 13.4%, to $12.35 per share from $10.89 per share as of December 31, 2012.
The increase in basic and diluted book value per share for both the three and nine month periods was driven primarily from net income generated in the respective periods partially offset by the offering costs incurred with our IPO. The growth in 2013 diluted book value per share was also impacted by warrants and share compensation issued to our Founders, employees and an advisor, including the additional warrants and options that became exercisable as a result of meeting the performance condition after the IPO.
The following table sets forth the computation of basic and diluted book value per share as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders' equity	$1,364,398	$928,321
Less: non-controlling interests	55,014	59,777
Shareholders' equity attributable to shareholders	1,309,384	868,544
Effect of dilutive warrants issued to Founders and an advisor	46,512	36,480
Effect of dilutive share options issued to directors and employees	66,276	51,670
Diluted book value per share numerator:	$1,422,172	$956,694
Basic and diluted book value per share denominator:
Issued and outstanding shares	103,264,616	78,432,132
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	3,648,006
Effect of dilutive share options issued to directors and employees	6,608,987	5,167,045
Effect of dilutive restricted shares issued to employees	624,300	619,300
Diluted book value per share denominator:	115,149,066	87,866,483

Basic book value per share	$12.68	$11.07
Diluted book value per share	$12.35	$10.89

Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is valued to market each day. Pursuant to our investment guidelines as specified in our Investment Management Agreement with Third Point LLC, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of OECD high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice depending on cash need to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses or on not less than 30 days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy all liquidity requirements.
General
Third Point Re is a holding company and has no substantial operations of its own. Its assets consist primarily of its investments in subsidiaries. Third Point Re’s ability to pay dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries.
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Under the Companies Act, as amended, a Bermuda company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment, be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Under the Insurance Act, TPRCL, as a Class 4 insurer, is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where TPRCL, as a Class 4 insurer, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

In addition, TPRCL, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio.
Liquidity and Cash Flows
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment earnings realized and (2) losses and loss expenses paid reinsurance purchased an underwriting and other expenses paid. Cash flows from operations may differ substantially from net income. The potential for a large claim under a reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
Our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase investments.
Cash flows provided by operating activities for the nine months ended September 30, 2013 were $58.2 million compared to cash flows provided by operating activities of $1.9 million for the nine months ended September 30, 2012. Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
Cash flows used in investing activities for the nine months ended September 30, 2013 were $430.4 million compared to cash flows used in investment activities of $754.2 million for the nine months ended September 30, 2012. The cash flows used in investing activities for the nine months ended September 30, 2013 reflects the investment of the net proceeds from our IPO and the investment of float generated by our reinsurance operations. The cash flows used in investing activities for the nine months ended September 30, 2012, reflects the initial investment of our portfolio, primarily in the three months ended March 31, 2012.
Cash flows provided by financing activities for the nine months ended September 30, 2013 were $356.8 million compared to $158.6 million for the nine months ended September 30, 2012. The cash flows from financing activities for the nine months ended September 30, 2013 relate primarily to the net proceeds generated by our IPO and new deposit liability contracts entered into in the nine months ended September 30, 2013. The cash flows from financing activities for the nine months ended September 30, 2012 consisted of the receipt of subscriptions receivable, net of costs.
For the period from inception until September 30, 2013, we have had sufficient cash flow from proceeds of our initial capitalization and IPO and from operations and investments to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements for at least the next twelve months will be met by our balance of cash, funds generated from underwriting activities and investment income. We may incur indebtedness in the future if we determine that it would be an efficient part of our capital structure.
In addition, we expect that the net proceeds from our IPO will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that the net proceeds from our IPO, combined with existing cash and cash equivalents, investment returns and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all.
We do not believe that inflation has had a material effect on our consolidated results of operations. The effects of inflation are considered implicitly in pricing our reinsurance contracts. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved.

Cash and restricted cash and cash equivalents
Cash and cash equivalents consist of cash held in banks, cash held with investment managers and other short-term, highly liquid investments with original maturity dates of ninety days or less.
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer securing collateralized reinsurance contracts written as well as cash held with brokers securing letters of credit issued under credit facilities.

Letter of Credit Facilities

As of September 30, 2013, we had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2014	60 days prior to termination date
Citibank (1)	150,000	January 23, 2014	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2014	60 days prior to termination date
	$300,000

(1)	Effective January 1, 2013, the Citibank facility was reduced from $250 million to $150 million.
As of September 30, 2013, $63.5 million (December 31, 2012 - $60.9 million) of letters of credit, representing 21.2% of the total available facilities, had been drawn upon (December 31, 2012 – 15.3% (based on total available facilities of $400 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of September 30, 2013, total cash and cash equivalents with a fair value of $63.6 million (December 31, 2012 - $64.8 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the consolidated balance sheet. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-” or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants as of September 30, 2013.
Financial Condition
Shareholders’ equity
As of September 30, 2013, total shareholders’ equity was $1,364.4 million compared to $928.3 million as of December 31, 2012. This increase was primarily due to net proceeds of $286.0 million generated in our IPO, net income of $147.2 million and contributions from non-controlling interests of $26.2 million related to the additional capital called by the Catastrophe Fund. These increases were partially offset by distributions of non-controlling interests of $35.1 million related to the investment joint venture.
Investments
As of September 30, 2013, total cash and net investments managed by Third Point LLC at fair value was $1,559.2 million compared to $972.3 million as of December 31, 2012. The increase was primarily due to the net proceeds of $286.0 million generated in our IPO as well as net investment income generated for the nine months ended September 30, 2013.

The following table presents our investments managed by Third Point LLC, categorized by the level of the fair value hierarchy as of September 30, 2013:

	As of September 30, 2013
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$573,221	$16,336	—	$589,557
Private common equity securities	—	2,405	1,917	4,322
Total equities	573,221	18,741	1,917	593,879
Asset-backed securities	—	299,740	143	299,883
Bank debts	—	33,685	—	33,685
Corporate bonds	—	79,176	4,515	83,691
Municipal bonds	—	125	—	125
Sovereign debt	—	20,212	—	20,212
Total debt securities	—	432,938	4,658	437,596
Investments in limited partnerships	—	26,937	1,546	28,483
Options	5,536	6,655	—	12,191
Trade claims	—	22,603	—	22,603
Total other investments	5,536	56,195	1,546	63,277
Derivative assets	—	27,532	—	27,532
Total assets	$578,757	$535,406	$8,121	$1,122,284
Liabilities
Equity securities	$32,728	—	—	32,728
Sovereign debt	—	36,878	—	36,878
Corporate bonds	—	9,078	—	9,078
Options	9,890	1,918	—	11,808
Total securities sold, not yet purchased	42,618	47,874	—	90,492
Derivative liabilities	498	19,574	—	20,072
Total liabilities	$43,116	$67,448	$—	$110,564

During the three and nine months ended September 30, 2013 and 2012, we made no significant reclassifications of assets or liabilities between Levels 1 and 2.

Off-Balance Sheet Commitments and Arrangements
We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio and disclosed in our financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Recent Developments
On August 14, 2013, we priced the IPO of our common shares. Our common shares began trading on the New York Stock Exchange on August 15, 2013 under the symbol “TPRE.” The public offering price of the shares sold in the IPO was $12.50 per share. After giving effect to the underwriters' option to purchase additional shares to cover over-allotments, which was exercised in full, a total of 25,361,278 of our common shares were sold in the IPO. Of these shares, 24,832,484 were sold by us and 528,794 were sold by certain selling shareholders. We received approximately $286.0 million of net proceeds after underwriting discounts and commissions and expenses related to the offering from the sale by us of common shares. We received no proceeds from the sale of our common shares by the selling shareholders.
On November 4, 2013, we completed a reorganization of the entities in the Catastrophe Risk Management segment through the transfer of 100% of the voting, non-participating common shares that the Catastrophe Fund Manager held in the Catastrophe Reinsurer to the Catastrophe Fund.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	commodity price risk;

•	credit risk; and

•	political risk.
Equity Price Risk
Our investment manager, Third Point LLC, continually tracks the performance and exposures of our entire investment portfolio, each strategy and sector, and selective individual securities. A particular focus is placed on “beta” exposure, which is the portion of the portfolio that is directly correlated to risks and movements of the equity market as a whole (usually represented by the S&P 500 index) as opposed to idiosyncratic risks and factors associated with a specific position. Further, the performance of our investment portfolio has historically been compared to several market indices, including the S&P 500, CS/Tremont Event Driven Index, HFRI Event Driven Index, and others.
As of September 30, 2013, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of September 30, 2013, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $73.0 million, or 4.9% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Our investment manager continually measures foreign currency exposures and compares current exposures to historical movement within the relevant currencies. Within the typical course of business, Third Point LLC may decide to hedge foreign currency risk within our investment portfolio by using short-term forward contracts; however, from time to time Third Point LLC may determine not to hedge based on its views of the likely movements of the underlying currency.

As of September 30, 2013, 100% of our reinsurance contracts were denominated in U.S. dollars, and any losses related to these contracts would be paid in U.S. dollars. As such, were not exposed to foreign currency risk with regard to our underwriting operations as of September 30, 2013.
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2013, our total net exposure to foreign denominated securities represented (0.05)% of our investment portfolio including cash and cash equivalents, at $0.7 million.
Interest Rate Risk
Our investment portfolio includes interest rate sensitive securities, such as corporate and sovereign debt instruments, asset-backed securities (“ABS”), and interest rate options. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our corporate and sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effects of interest rate movement have historically not had a material impact on the performance of our investment portfolio as managed by Third Point LLC. However, our investment manager monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$1,230	0.08%	$(839)	(0.06)%
Asset Backed Securities(1)	(5,481)	(0.37)%	5,698	0.38%
Net exposure to interest rate risk	$(4,251)	(0.29)%	$4,859	0.32%

(1)
Includes instruments for which durations are available on September 30, 2013. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of rate changes.

For the purposes of the above tables, the hypothetical impact of changes in interest rates on debt instruments, ABS, and interest rate options was determined based on the interest rates and credit spreads applicable to each instrument individually. We and our investment manager periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.
Commodity Price Risk
In managing our investment portfolio, Third Point LLC periodically monitors and actively trades to take advantage of, and/or seeks to minimize any damage from, fluctuations in commodity prices. As our investment manager, Third Point LLC may choose to opportunistically make a long or short investment in a commodity or in a security directly impacted by the price of a commodity as a response to market developments.

As of September 30, 2013, our investment portfolio included exposure to changes in commodity prices, through ownership of physical commodities and commodity-linked securities. We purchase such investments from time to time from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation. As of September 30, 2013, a 10% decline in the price of each of these commodities and commodity-linked securities would have resulted in a less than $0.1 million decline in the fair value of our total net investments managed by Third Point LLC.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.
Credit Risk
We are exposed to credit risk from our clients relating to balances receivable under our reinsurance contracts, including premiums receivable, and the possibility that counterparties may default on their obligations to us. The risk of counterparty default is partially mitigated by the fact that any amount owed to us from a reinsurance counterparty is netted against any claims related losses we would pay in the future. We monitor the collectability of these balances on a regular basis.
Third Point LLC typically performs intensive fundamental analysis on the broader markets, credit spreads, security-specific information, and the underlying issuers of debt securities that are contained in our investment portfolio.
In addition, the securities, commodities, and cash in our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. Our investment manager closely and regularly monitors the concentration of credit risk with each broker and if necessary, transfers cash or securities among brokers to diversify and mitigate our credit risk.
Political Risk
We are exposed to political risk to the extent that our investment manager trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material impact on our investment strategy and underwriting operations. We currently do not write political risk coverage on our insurance contracts; however, changes in government laws and regulations may impact our underwriting operations.
In managing our investment portfolio, Third Point LLC routinely monitors and assesses relative levels of risks associated with local political and market conditions and focuses its investments primarily in countries in which it believes the rule of law is respected and followed, thereby affording more predictable outcomes of investments in that country.
Recent Accounting Pronouncements
Please refer to Note 2 to our unaudited consolidated financial statements for the period ended September 30, 2013 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
Under Section 102(b) of the Jumpstart Our Business Startups Act, an “emerging growth company” such as Third Point Re can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pursuant to Section 107(b) of the Jumpstart Our Business Startups Act, we have irrevocably elected to “opt out” of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
(b) Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not currently involved in any litigation or arbitration proceedings. We anticipate that, similar to the rest of the reinsurance industry, we will be subject to litigation and arbitration from time to time in the ordinary course of business.
If we are subject to disputes in the ordinary course of our business we anticipate engaging in discussions with the parties to the applicable contract to seek to resolve the matter. If such discussions are unsuccessful, we anticipate invoking the dispute resolution provisions of the relevant contract, which typically provide for the parties to submit to arbitration or litigation, as applicable, to resolve the dispute.

ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Prospectus filed with the Securities and Exchange Commission on August 19, 2013 pursuant to Rule 424(b) under the Securities Act of 1933.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)    Sales of Unregistered Securities
From January 1, 2013 through August 20, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-190724), we granted to employees options to purchase an aggregate of 348,836 common shares under the Third Point Reinsurance Limited Share Incentive Plan, at exercise prices ranging from $10.89 to $20.89 per share.
From January 1, 2013 through August 20, 2013 (the date of the filing of our registration statement on Form S-8, File No. 333-190724), we granted an employee restricted shares to purchase an aggregate of 5,000 common shares pursuant to a Restricted Share Award Agreement, with a fair value of $11.76.
The above-referenced shares and options were subsequently registered pursuant to our registration statement on Form S-8, File No. 333-190724, on August 20, 2013.
b)    Use of Proceeds from Public Offering of Common Shares
On August 14, 2013, a registration statement on Form S-1 (File No. 333-189960) relating to our IPO was declared effective by the Securities and Exchange Commission (the “Registration Statement”). Pursuant to the Registration Statement, we sold an aggregate of 24,832,484 of our common shares, and certain selling shareholders sold an aggregate of 528,794 of our shares, at a price of $12.50 per share. The offering commenced August 14, 2013 and did not terminate before all of the securities registered in the registration statement were sold. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, BofA Merrill Lynch, Citigroup Global Markets Inc., Aon Benfield Securities, Inc., Dowling & Partners Securities LLC, Keefe, Bruyette & Woods, Inc., Macquarie Capital (USA) Inc. and Sandler O'Neill + Partners, L.P. acted as the underwriters. On August 20, 2013, we closed the sale of such shares, resulting in net proceeds to us of approximately $286.0 million after deducting underwriting discounts and commissions of approximately $19.4 million and other offering expenses of approximately $5.0 million. We received no proceeds from the sale of common shares by our selling shareholders. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the Securities and Exchange Commission on August 19, 2013 pursuant to Rule 424(b).
c)    Issuer Purchases of Equity Securities
Not applicable.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures

Not applicable
ITEM 5. Other Information
a)     None.
b)    None.

ITEM 6. Exhibits

3.1**	Memorandum of Association
3.1.1**	Certificate of Deposit of Memorandum of Increase of Share Capital NTD: To file final.
3.2**	Bye-laws of Third Point Reinsurance Ltd.
4.1**	Specimen Common Share Certificate
10.5**	Share Incentive Plan
10.6**	Form of Restricted Share Award Agreement
10.7**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8**	Form of Director Service Agreement
10.9**	Management Compensation Cash Bonus Pool
10.10**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan
10.11**	Third Point Reinsurance Ltd. Annual Incentive Plan
10.27**	Section 409A Specified Employee Policy
10.28**	Director and Officer Indemnification Agreement
10.28.1	Schedule of Signatories to the Director and Officer Indemnification Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

**
Incorporated by reference to the exhibit of the same number filed as part of the Company's registration statement on Form S-1 (File No. 333-189960) which was declared effective by the Securities and Exchange Commission on August 14, 2013.

†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933, as amended (Securities Act).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Point Reinsurance Ltd.
Date: November 12, 2013
/s/ John R. Berger
John R. Berger
Chairman of the Board, Chief Executive Officer and Chief Underwriting Officer
(Principal Executive Officer)

/s/ J. Robert Bredahl
J. Robert Bredahl
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Accounting Officer
(Principal Accounting Officer)