Form 10-K
period 2013-12-31
Third Point Reinsurance Ltd.
filed 2014-02-28
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Waterfront, Chesney House
96 Pitts Bay Road
Pembroke HM 08, Bermuda
+1 441 542-3300
(Address, including Zip Code and Telephone Number, including Area Code of Registrant’s Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    ☐    No    ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes    ☐    No    ☒
The registrant’s common shares began trading on the New York Stock Exchange on August 15, 2013. Accordingly, as of June 30, 2013, there was no public trading market for the registrant's common shares.
As of February 27, 2014 there were 103,921,772 common shares of the registrant’s common shares issued and outstanding, including 657,156 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013.

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Reinsurance Ltd. exclusive of its subsidiaries. We refer to Third Point Reinsurance Investment Management Ltd. as the “Catastrophe Fund Manager,” Third Point Reinsurance Opportunities Fund Ltd. as the “Catastrophe Fund” and Third Point Re Cat Ltd. as the “Catastrophe Reinsurer,” “fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2013. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report include forward-looking statements. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, international expansion, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “may,” “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “should,” “assumes,” “continues,” “could,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Annual Report on Form 10-K.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	limited historical information about us;

•	operational structure currently is being developed;

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	potential inability to pay dividends;

•	unavailability of capital in the future;

•	dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	suspension or revocation of our reinsurance license;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Reinsurance Company Ltd. as a PFIC;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreement;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	potentially becoming subject to United States federal income taxation;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the FATCA provisions;

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
PART I.
Item 1. Business
Overview
We are a Bermuda-based property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our goal is to deliver attractive equity returns to shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager.
Our reinsurance strategy is to be highly opportunistic and disciplined. During periods of extremely competitive or soft reinsurance market conditions we intend to be selective with regard to the amount and type of reinsurance we write and conserve our risk-taking capital for periods when market conditions are more favorable to us from a pricing perspective.
Substantially all of our investable assets are managed by our investment manager, Third Point LLC, which is wholly owned by Daniel S. Loeb, one of our founding shareholders. Third Point LLC is an SEC-registered investment adviser headquartered in New York, managing $13.9 billion in assets as of December 31, 2013. We directly own our investments, which are held in a separate account and are managed by Third Point LLC on substantially the same basis as its main hedge funds, including Third Point Partners L.P., the original Third Point LLC hedge fund.
We were incorporated on October 6, 2011 and completed our initial capitalization transaction on December 22, 2011 with $784.3 million of equity capital, and commenced underwriting business on January 1, 2012. In January 2012, we received an A- (Excellent) financial strength rating from A.M. Best Company, Inc., or A.M. Best.
On August 20, 2013, we completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds to us of the offering were $286.0 million, after deducting offering costs. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPRE”.
Our management team is led by John R. Berger, a highly-respected reinsurance industry veteran with over 30 years of experience, the majority of which was spent as the principal executive officer of three successful reinsurance companies. In addition, we have recruited a management team around Mr. Berger that also has significant senior leadership and underwriting experience in the reinsurance industry. We believe that our experience and longstanding relationships with our insurance company clients, senior reinsurance brokers, insurance regulators and credit rating agencies are an important competitive advantage.
For the year ended December 31, 2013, we generated net income of $227.3 million, which represented a return on beginning shareholders’ equity attributable to shareholders, adjusted for the IPO proceeds, of 23.4%. For 2013 our gross premiums written totaled $401.9 million, and earned premiums totaled $220.7 million. For the same period our net investment income totaled $253.2 million, reflecting net returns of 23.9% on our investments managed by Third Point LLC. Our combined ratio for our property and casualty reinsurance segment for the year ended December 31, 2013 was 107.5% reflective of lower crop losses in 2013 compared to 2012 and a decrease in general and administrative expenses as a percentage of earned premium compared to the prior year. As of December 31, 2013, we had shareholders’ equity attributable to shareholders of $1,391.7 million.
Segment Information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance as the source of our reportable segments. We report two operating segments - Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes our investment results and certain general and administrative expenses related to corporate activities. For more information, see Note 22 of our audited consolidated financial statements included elsewhere in this Annual Report.
Reinsurance Strategy
Our reinsurance strategy is to build a portfolio that generates stable underwriting profits, with margins commensurate with the amount of risk assumed, by opportunistically targeting sub-sectors of the market and specific situations where reinsurance capacity and alternatives may be constrained. Our management team has differentiated expertise that allows us to identify profitable reinsurance opportunities. The level of volatility in our reinsurance portfolio will be determined by market conditions but will typically be lower than that of most other reinsurance companies. We manage reinsurance volatility by focusing on lines of business that have historically demonstrated more stable return characteristics, such as limited catastrophe exposed property, which we refer to as “property quota share”, auto, workers compensation quota share, and certain segments of multi-line specialty and crop. These lines of business are often characterized as having exposure to higher frequency and lower severity claims activity. We seek to further manage the volatility of our reinsurance results by writing reinsurance contracts on a quota share basis, where we assume an agreed percentage of premiums and losses for a portfolio of insurance policies. We also make use of contractual terms and conditions within our reinsurance contracts that include individual or aggregate loss occurrence limits, which limit the dollar amount of loss that we can incur from a particular occurrence or series of occurrences within the term of a reinsurance contract; loss ratio caps, which limit the maximum loss we can incur pursuant to a contract to a defined loss ratio; sliding scale commissions that vary in accordance with the client’s performance; and sub-limits and exclusions for specific risks not covered by a particular reinsurance contract.

We also write reinsurance contracts that provide protection against adverse development on loss reserves where we provide an incremental amount of additional coverage limit, usually less than 25%, of the total reserves. We typically provide coverage where we agree with the client's reserving practices and reserve levels or where we believe there are structural or contractual safeguards in place. While these transactions are usually booked at or close to a 100% composite ratio (combined ratio before general and administrative expenses) and therefore do not initially generate underwriting income, they produce premiums equal to the reserves at the inception of the contract. In some instances, the level of risk in the reserve cover contract or the risk mitigating features within the contract including limitations on the amount and timing of loss payments require us to account for the reserve cover as a deposit contract. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
We typically write larger customized reinsurance contracts that require significant interaction during the course of negotiations between the client, intermediaries and us. We take a lead underwriting position on most of our reinsurance contracts, meaning that we establish the pricing and terms and conditions of the reinsurance contract. In certain instances, we will follow terms and conditions established by our competitors if we believe the opportunity meets our return hurdles and helps us balance our reinsurance portfolio.
Our property and casualty reinsurance operations generate excess cash flows, or float, which we track in managing our business. We believe that continuing to seek net investment income from float is a key part of our reinsurance strategy and an important consideration in evaluating the overall contribution of our property and casualty reinsurance operations to our consolidated results.
For the year ended December 31, 2013, three contracts individually contributed more than 10% of our gross premiums written. These three contracts contributed 14.9%, 11.2% and 10.5%, respectively, of total gross premiums written for the year ended December 31, 2013. For the year ended December 31, 2012, three contracts individually contributed more than 10% of total gross premiums written. These three contracts contributed 22.3%, 20.0% and 11.8%, respectively, of total gross premiums written for the year ended December 31, 2012. As we expand our business over time, we expect that the proportion of total gross premiums written represented by individual contracts will decline. Under current market conditions, we focus primarily on writing quota share agreements pursuant to which we assume an agreed percentage of premiums and losses for a portfolio of insurance policies.
We intend to grow our book by underwriting a mix of short to medium tail personal lines and commercial lines. We intend to increase our geographic spread over time by adding reinsurance programs from Europe, Asia and other regions; however, we expect that a majority of our reinsurance business will continue to be composed of U.S. exposure.
Most of our clients buy reinsurance from us for capital management purposes, primarily to increase their capacity to write insurance premium and maintain or improve their credit ratings. The most common form of reinsurance used for this purpose is quota share reinsurance. Many of the clients that buy these contracts are growing as a result of securing primary rate increases and an increase in the number of policies they write. Because quota share reinsurance typically includes structural and contractual features that limit the amount of risk assumed by the reinsurer, it therefore carries relatively lower expected margins than excess of loss reinsurance and other more volatile forms of reinsurance. During periods of less favorable market conditions, margins on quota share reinsurance written for the capital management purposes of our clients typically remain stable and are sufficient to support our business plan. As market conditions improve, we may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures and write excess of loss catastrophe reinsurance through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. We established the Catastrophe Fund, the Catastrophe Fund Manager and the Catastrophe Reinsurer on June 15, 2012, in partnership with Hiscox Insurance Company (Bermuda) Limited, or Hiscox. Our investment in and management of the Catastrophe Fund allow us to provide a product that is critical to most of our reinsurance clients and to earn fee income over time. Because the Catastrophe Fund is capitalized in part by investments from unrelated parties, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses is limited to our investment in the Catastrophe Fund, which as of December 31, 2013 was $54.8 million. As there are no additional guarantees or recourse to us beyond this investment, we anticipate that our property catastrophe exposures will consistently remain relatively low when compared to our competitors.
The following table provides a breakdown by line of business of gross premiums written for the year ended December 31, 2013 and 2012:

	2013		2012
	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property and Casualty Reinsurance Segment
Property	$67,612	16.8%	$103,174	54.2%
Casualty	210,017	52.2%	44,700	23.5%
Specialty	115,959	28.9%	42,500	22.3%
	393,588	97.9%	190,374	100.0%
Catastrophe Risk Management Segment	8,349	2.1%	—	—%
Total	$401,937	100.0%	$190,374	100.0%
Investment Strategy
Our investment strategy distinguishes us from most other reinsurers, who typically concentrate their investment portfolios on long-only, investment grade, shorter-term, fixed income securities. As implemented by our investment manager, Third Point LLC, our investment strategy is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures. Dislocations in capital markets refer to any major movements in prices of the capital markets as a whole, certain segments of the market, or a specific security. If Third Point LLC has what it considers to be a differentiated view from the perceived market sentiment with respect to such movement, Third Point LLC may trade securities in our investment account based on that differentiated view. If the ultimate market reaction with respect to the event or movement ultimately proves to be closer to Third Point LLC’s original viewpoint, we may have investment gains in our investment portfolio as a result of the shift in market sentiment. Through our investment manager, Third Point LLC, we make investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, options and other instruments.
Third Point LLC has historically favored event-driven situations, in which it believes that a catalyst, either intrinsic or extrinsic, will unlock value or alter the lens through which the greater market values a particular investment. Third Point LLC attempts to apply this event framework to each of its single security investments and this approach informs the timing and risk of each investment. For additional detail regarding Third Point LLC’s investment strategy and event-driven framework utilized in managing our investment portfolio, please refer to the expanded description under “Investments-Investment Strategies.”
As our investment manager, Third Point LLC has the contractual right to manage substantially all of our investable assets pursuant to an investment management agreement that has an initial term expiring on December 22, 2016, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties of its intention to terminate at least six months prior to the end of a term. Third Point LLC is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us.

However, it is not otherwise restricted with respect to the nature or timing of making investments for our account. Our investment guidelines require Third Point LLC to manage our investment portfolio on a substantially equivalent basis to its main funds; but in any event to keep at least 60% of the investment portfolio in debt and equity securities, cash, cash equivalents or precious metals; limit single position concentration to no more than 15% of the portfolio assets managed; and limit net exposure to no greater than 1.5 times portfolio assets managed for more than 10 trading days in any 30-day period. Net exposure represents the short exposure subtracted from the long exposure in a given category. We have the contractual right to withdraw funds from our managed account to pay claims and expenses as needed. The net increase in the value of our investment portfolio for the year ended December 31, 2013 was 23.9% compared to 17.7% for the year ended December 31, 2012.
Property and Casualty Segment Products
Our underwriting team has extensive experience in underwriting many forms of property and casualty reinsurance products.  In the current market, which we categorize as being highly competitive, our focus will continue to be on property and casualty quota share treaties that offer stable returns. We have also considered and written programs such as loss portfolio transfers and other forms of reserve covers where we are able to leverage our investment capabilities. Expected margins on quota share reinsurance written for capital management purposes of our clients are typically smaller but, remain relatively stable and are sufficient to support our business plan even during periods of less favorable market conditions such as those being experienced currently. We believe there is less competition on reserve covers as expected investment returns on investable assets backing reserves is very low for most traditional reinsurers in the current interest rate environment. Margins on this business are determined through bilateral negotiations and comparison of the cost of the reserve cover to non-reinsurance solutions such as raising additional equity or debt capital. As market conditions improve, we may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
While we expect to establish a diversified portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited range of lines in any given period. We intend to:
•target markets where capacity and alternatives are underserved or capacity constrained;
•employ strict underwriting discipline;
•select reinsurance opportunities with favorable economics over the life of the contract; and
•potentially offer lines that are not identified in this Form 10-K.
Through December 31, 2013, we wrote reinsurance contracts covering the following product lines:
Personal Automobile Insurance. Personal automobile insurance is purchased for individually owned or leased cars designed to provide the insured with financial protection against bodily injury or physical damage resulting from traffic accidents and against liability that could arise from such occurrences. In addition, automobile insurance may offer financial protection against theft or damage of the vehicle from incidents other than collisions. Each state has different rules and regulations in place for compulsory coverage and the specific terms of automobile insurance policies will vary from company to company. Third Point Re generally focuses on providing proportional reinsurance to small, single state and regional carriers that specialize in minimum financial responsibility limits required by their respective states. This business is often referred to as “non-standard” automobile business and was historically overlooked by standard markets. More recently, however, standard companies have expanded their appetite for such business and it is written by a broad range of carriers. Reinsurance contracts covering personal automobile insurance are included in the casualty line of business.
Workers Compensation Insurance. Workers compensation insurance provides wage replacement and medical benefits to employees injured in the course of employment in exchange for the mandatory relinquishment of the employee’s right to sue the employer for negligence. While plans differ among jurisdictions, provisions can be made for payments in place of wages (functioning as a form of disability insurance), compensation for economic loss (past and future), reimbursement or payment of medical and like expenses (functioning as a form of health insurance), and benefits payable to dependents of workers killed during employment (functioning as a form of life reinsurance). General damages for pain and suffering and punitive damages for employer negligence are not generally available in workers compensation plans. Our approach to workers compensation is very selective and targets insurance companies that are very specialized within the workers compensation line and geographically focused. We limit the volatility of this line of business by capping our per occurrence exposures. Reinsurance contracts covering workers compensation insurance are included in the casualty line of business.
Homeowners’ Insurance. Homeowners’ insurance coverage combines various personal insurance protections, which can include losses occurring to one’s home, their contents, loss of use (including additional living expenses), or loss of other personal possessions of the homeowner, as well as liability insurance for accidents that may happen at covered homes or at the hands of the homeowners. Third Point Re provides quota share reinsurance which limits the amount of catastrophic losses that can be recovered; in many cases, hurricanes and other serious natural events are excluded totally. There are also often other loss sensitive features that vary the cost of the reinsurance as results improve or deteriorate, buffering the potential volatility to us. Reinsurance contracts covering homeowners' insurance are included in the property line of business.
Crop Insurance. Crop insurance on growing crops in the United States provides protection to farmers for crop losses caused by weather, disease, and insects. Two types of policies are available. Multiple peril crop insurance, or MPCI, is subsidized by the U.S. Department of Agriculture and covers most natural perils. Additionally, farmers can purchase single peril policies such as hail insurance. These products are not subsidized and the farmer pays the entire premium. Other single peril policies cover the perils such as wind, freeze, and excess rain. We predominantly support MPCI business. As of December 31, 2013, the majority of our crop portfolio is multiple-peril and written on a quota share basis. Reinsurance contracts covering crop insurance are included in the specialty line of business.
Mortgage Insurance. Mortgage insurance is an insurance policy which compensates lenders or investors for losses due to the default of a mortgage loan. Mortgage insurance can refer to private mortgage insurance (“PMI”), mortgage life insurance or mortgage title insurance. Third Point Re focuses on PMI. PMI is normally required by lenders when a borrower’s down payment or equity is less than 20% of the loan value. Not all lenders will require PMI but those that follow the Fannie Mae and Freddie Mac guidelines for home loan approval require PMI. Reinsurance contracts covering mortgage insurance are included in the specialty line of business.
Multi-line reinsurance. Multi-line reinsurance is reinsurance of an underlying portfolio of several different types of insurance risks. Third Point Re focuses on multi-line reinsurance opportunities where it has expertise in the underlying lines of business or where the terms and conditions of the reinsurance contract minimize the volatility of the more difficult to analyze classes of business in the portfolio. Multi-line reinsurance contracts are included in the specialty line of business.
Marketing
The majority of our business is sourced through reinsurance brokers. Broker distribution channels provide us with access to an efficient, variable cost, global distribution system without the significant time and expense that would be incurred in creating a wholly-owned distribution network. We believe that our financial strength rating, unencumbered balance sheet, well known and respected management team, and responsive client service are enhancing our working relationships with clients and brokers.
Our objective is to build long-term relationships with senior individuals at reinsurance brokers and with our clients. We meet frequently in Bermuda and London with brokers, senior representatives of existing clients and prospective clients, and encourage client visits to our executive offices in Bermuda in order to help distinguish us and to develop mutually beneficial understandings of our respective businesses. As evidenced by rates of submission flow, open dialogue, and successful closing of targeted accounts, we believe we have successfully leveraged the underwriting experience and relationships of our management team. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

•	creative solutions that address the specific business needs of our clients;

•	rapid and substantive responses to structuring and pricing quote requests;

•	financial security; and

•	clear indication of risks we will and will not underwrite.
The following table sets forth our premiums written by brokers or placed directly for the years ended December 31, 2013 and 2012:

	2013		2012
	Premiums written	% of Total	Premiums written	% of Total
	($ in thousands)
Name of broker
Aon Benfield - a division of Aon plc	$111,865	27.8%	$22,000	11.6%
Guy Carpenter & Company, LLC	89,125	22.2%	65,073	34.2%
Advocate Reinsurance Partners, LLC	57,994	14.4%	22,473	11.8%
BMS Intermediaries	46,095	11.5%	5,269	2.8%
Other brokers	40,246	10.0%	33,059	17.4%
Total broker placed	345,325	85.9%	147,874	77.8%
Other	56,612	14.1%	42,500	22.2%
	$401,937	100.0%	$190,374	100.0%
We believe that the number of brokers with whom we do business will continue to expand over time, and by maintaining close working relationships with brokers, we are able to increase our chances of successfully growing our account and accessing a broader range of potential clients.
Underwriting
We have established a senior team of underwriters and actuaries to develop and manage our reinsurance business. We believe that their experience, industry presence, and long-standing relationships will allow us to tailor our portfolio to specific market segments. Our approach to underwriting will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants to help us with niche areas of expertise when we deem it appropriate. From time to time, we may consider investment income in our underwriting and pricing of a particular transaction.
We generally apply the following underwriting management principles:
Team Approach
Each submission is assigned to an underwriter. If the program meets our underwriting criteria, the actuarial team participates in the process. The underwriter and actuary work in concert to evaluate the opportunity, determine the optimal structure, and price the deal. When capital is committed to any transaction, the evaluation team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff including the Chief Executive Officer and Chief Underwriting Officer and representatives of the underwriting, actuarial and finance teams. This group must agree that the transaction meets or exceeds our profitability requirements before we submit a binding proposal. Our Chief Executive Officer and Chief Underwriting Officer maintains the exclusive ultimate authority to bind contracts.
Actuarial Pricing
We have developed proprietary actuarial models and also use several commercially available tools to assist in pricing our business. Our analysis considers the data and information provided by the potential cedent as well as relevant industry data, where appropriate. We use this cedent specific and industry data to develop our own point estimate of the expected losses under each potential contract. We also use a stochastic model to simulate a distribution of potential loss outcomes and the impact of any contractual features that may exist such as sliding scale ceding commissions or profit commissions.
One of the key metrics that we consider as a result of this process is the expected combined ratio on a particular transaction. We also consider the projected outcomes at various percentiles, with a specific focus on outcomes in the tail. As a part of this process, we also specifically test each transaction to determine if there is sufficient risk transfer to qualify for reinsurance accounting. The results of this pricing process are shared with the underwriter on a contract, and if a deal is bound summary exhibits are attached to a memo summarizing the actuarial pricing analysis that was performed.
Act as Lead Underwriter
Typically, one or two reinsurers will act as the lead or co-lead markets in developing and negotiating treaty pricing, terms and conditions of reinsurance contracts. We act as the lead underwriter for the majority of the premium that we underwrite. We believe that lead underwriting is a critically important factor in achieving long-term success, as lead underwriters have greater control of overall economics of their programs. In addition, we believe that reinsurers that lead policies are generally solicited for a broader range of business and have greater access to attractive risks.
Alignment of Interests
We seek to ensure that every contract we underwrite aligns our interests with our client’s interest. Specifically, we may seek to:

•	require our clients to maintain a meaningful risk position in their business;

•	pay our clients a commission based upon their actual expenses and offer an additional commission as an incentive based upon profitability;

•	include deficit carry-forward provisions in our multi-year contracts which allows us to potentially offset underwriting losses from one year to the next;

•	charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which we refer to as a reinstatement premium;

•	require specific levels of rate increases on the underlying insurance policies.
We believe these tools help us align our risk with the risk of the client and provide incentive to clients to manage our mutual interests. We also believe that aligning our interests with our client’s interests promotes profitability, accurate reporting of information, timely settling and management of claims, and limits the potential for disputes. Adjustments to profit commissions and other participating features would be recorded in our financial statements based on our estimate of losses and the contractual provisions of the reinsurance contract.
During the years ended December 31, 2013 and 2012, loss and loss adjustment expenses incurred totaled $139.8 million and $80.3 million, respectively. Subsequent adjustments to our loss reserves for these contracts may result in corresponding adjustments to profit commission and other participating features based upon the structure of the contract, the level of losses accounted for in our financial statements and the timing of the subsequent changes. As part of our quarterly reserving process, profit commissions and other participating features are calculated on an individual contract basis. Profit commissions and other participating features are considered probable when our actuarial loss estimate results in estimated profit commission based on the terms of the contract.

Underwriting Operations
We currently have five senior executives who comprise our Underwriting Team. The team consists of our Chief Executive Officer/Chief Underwriting Officer, two Executive Vice Presidents, Underwriting and two Senior Vice Presidents, Underwriting. These underwriters have in excess of 25 years of experience, on average, in the reinsurance business. The two Executive Vice Presidents, Underwriting have held the Chief Executive Officer position in former companies. All underwriting activity is performed in Bermuda. The Chief Underwriting Officer has exclusive authority to bind Third Point Re to risk.
Detailed Underwriting Diligence
We employ selective underwriting criteria in the contracts we choose to underwrite and spend a significant amount of time with our clients and brokers to understand the risks and appropriately structure the contracts. We usually obtain significant amounts of data from our clients to conduct a thorough actuarial modeling analysis. As part of our pricing and underwriting process, we assess among other factors:

•	the client’s and industry historical loss data and current market conditions;

•	the business purpose served by a proposed contract;

•	the client’s pricing and underwriting strategies;

•	the expected duration for claims to fully develop;

•	the geographic areas in which the client is doing business and its market share;

•	the reputation and financial strength of the client;

•	the reputation and expertise of the broker;

•	proposed contract terms and conditions; and

•	reports provided by independent industry specialists.
Retrocessional Coverage
Retrocessional coverage consists of reinsurance purchased to cover a portion of the risks that we reinsure on behalf of our clients. We purchased retrocessional coverage in 2013, and we may continue to do so in the future. From time to time, we consider purchases of retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties. We currently have coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract. Loss and loss adjustment expenses recoverable from the retrocessionaires are recorded as assets. For the year ended December 31, 2013, loss and loss adjustment expenses incurred reported on our consolidated statement of income are net of loss and loss expenses recovered of $9.3 million. Retrocession contracts do not relieve us from our obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to us. As of December 31, 2013, we had loss and loss adjustment expenses recoverable of $9.3 million with one retrocessionaire who was rated “A (Excellent)” by A.M. Best. We regularly evaluate the financial condition of our retrocessionaires to assess the ability of the retrocessionaires to honor their obligations.
Claims Management
Our claims management process begins upon receipt of reports from our clients. These statements are reviewed on an individual basis, evaluated against company expectations and entered in our management system for portfolio analysis and reporting purposes. In addition to analyzing report statements and results, claims audits are performed on specific contracts based on results and management direction to ensure the clients are reporting and reserving their claims accurately and appropriately.
Reserves
On a quarterly basis, our actuaries produce an actuarial central estimate of the gross and net loss reserves for all contracts bound as of the evaluation date. The reserves are calculated on an undiscounted basis with regards to future investment income. The projections also include estimates of loss-sensitive contingent terms such as profit commissions and sliding scale ceding commissions. All calculations are done on a contract-by-contract basis and reflect the most recent premium and loss information provided by our cedents.
In estimating our reserves for unpaid losses and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense payments. It is certain that actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, significantly vary from the projections. Further, the projections make no provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in our or the applicable cedent’s historical database or which are not yet quantifiable.
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2013 and 2012:

	2013	2012
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$67,271	$—
Less: loss and loss adjustment expenses recoverable, beginning of year	—	—
Net reserves for loss and loss adjustment expenses, beginning of year	67,271	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	144,509	80,306
Prior years'	(4,697)	—
Total incurred loss and loss adjustment expenses	139,812	80,306
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(27,528)	(13,035)
Prior years'	(54,501)	—
Total net paid losses	(82,029)	(13,035)
Net reserve for loss and loss adjustment expenses, end of year	125,054	67,271
Plus: loss and loss adjustment expenses recoverable, end of year	9,277	—
Gross reserve for loss and loss adjustment expenses, end of year	$134,331	$67,271

The $4.7 million decrease in prior years’ reserves reflects $1.3 million of favorable loss experience on several contracts and $3.4 million related to premium estimate decreases, primarily related to one crop contract. The reduction in loss and loss adjustment expense reserves related to premium estimates was accompanied by an equal decrease in the premium written and earned for that contract, resulting in a minimal impact to net underwriting income.
Collateral Arrangement/ Letter of Credit Facility
We are not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. We had in place letter of credit facilities from Citibank, N.A., BNP Paribas and J.P. Morgan in a maximum aggregate amount of $300 million, as of December 31, 2013 and have issued letters of credit totaling $127.3 million in favor of clients. The failure to maintain, replace or increase our letter of credit facility on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors-Risks Relating to Our Business-Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”

Competition
The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well established, have a significant operating history and strong financial strength ratings and have developed long-standing client relationships.
Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers. While we have a limited operating history, we believe that our unique approach to underwriting and broad relationships will allow us to be successful in underwriting transactions against more established competitors.
Risk Management
We have developed a comprehensive risk management strategy that is governed by an articulated vision of risk appetite and control that is conveyed throughout the organization and measured in a transparent and consistent manner. Our risk management strategy, metrics and progress are summarized in a report that is presented to the board of directors on a quarterly basis. Our internal capital model incorporates statistics from the pricing, reserving and investment processes to produce an estimate of the amount of capital used at set points in time (e.g., each quarter-end) as well as the overall variability in the prospective financial results. We work closely with the risk management personnel of Third Point LLC, as our investment manager, to measure and report the variability of results from our investment portfolio. We also monitor the contractual exposure to catastrophic losses as aggregated across all bound reinsurance contracts.
Catastrophe Risk Management
Our goal is to build a fund management business that ultimately offers investors a diverse range of products tied to the performance of catastrophe reinsurance risk. Catastrophe reinsurance is an asset class that has historically provided uncorrelated, attractive returns with relatively low volatility. The investor base has grown considerably since 2006, and now includes pension funds, endowments and foundations and family offices.
Our catastrophe fund management business combines a world-class team and platform with deal flow partly sourced through a partnership with global reinsurer Hiscox Ltd. Each potential transaction is underwritten and modeled by a dedicated team with significant experience in a wide range of reinsurance transactions including traditional reinsurance, retrocession, catastrophe bonds and indexed instruments. We use third-party catastrophe models and portfolio management tools to evaluate the suitability of each deal, and all transactions must be reviewed and approved by our Chief Risk Officer and our Chief Underwriting Officer.
The Catastrophe Fund is an open-ended fund providing exposure to a diversified portfolio of peak zone natural catastrophe risk. The Catastrophe Fund seeks return through a unique portfolio construction that limits exposure to any single peril or region. The Catastrophe Fund was launched on January 1, 2013.
Ratings
We currently have an A- (Excellent) financial strength rating with a stable outlook from A.M. Best, which is the fourth highest of 15 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares.
Joint Venture and Investment Management Agreement
On December 22, 2011, we entered into the investment management agreement with Third Point LLC, Third Point Re, and Third Point Advisors LLC ("TP GP") (Third Point Re and TP GP, together with any other party admitted in the future as a participant, the “Participants” and each a “Participant”) pursuant to which the parties created a joint venture (the “Account”) whereby Third Point LLC manages the assets of Third Point Re and TP GP as well as our assets and any of our subsidiaries’ assets, if any, in accordance with the terms and subject to the conditions set forth in the investment management agreement.

Management Fee
Pursuant to the investment management agreement, Third Point LLC is entitled to receive a monthly payment in advance by each Participant (other than TP GP) and is equal to (i) 0.1667% (2.0% annualized) of the capital account of such Participant (before accounting for any accrual of the Performance Allocation (as defined in the investment management agreement)) minus (ii) the aggregate amount of Founders payments paid for such month pursuant to the Founders Agreement, in each case pro-rated for intra-month withdrawals or contributions (see “Certain Relationships and Related Party Transactions-Related Person Transactions-Founders Agreement”). This payment is debited against the capital account of each relevant Participant and paid in cash to Third Point LLC.
Performance Allocation
As further set out in the investment management agreement, the Account has established one or more capital accounts to which capital contributions, withdrawals, net profit and net loss will be allocated in respect of each Participant. At the end of each fiscal year, the Performance Allocation (equal to 20% of the net profit allocable to the capital account of each Participant) will be reallocated to the capital account of TP GP from the capital account of each other Participant, provided, however, that a Performance Allocation will not be made with respect to such capital account until such capital account has recouped the amount of any unrecouped net capital loss in its Loss Recovery Account (as defined in the investment management agreement). If a Participant withdraws all or a portion of its capital account other than at the end of a fiscal year, the Performance Allocation accrued and attributable to the portion withdrawn will be debited against such Participant’s capital account and credited to TP GP’s capital account at the time of withdrawal.
Third Point LLC is required to maintain a Loss Recovery Account in respect of each Participant, the opening balance of which will be zero. Thereafter, for any fiscal year, the Loss Recovery Account balance shall be the sum of all prior year net loss amounts allocated to the Participant and not subsequently offset by prior year net profit amounts allocated to such Participant; provided that the Loss Recovery Account balance shall be reduced proportionately to reflect any withdrawals made by such Participant. TP GP may waive or reduce the Performance Allocation, in its sole discretion. Third Point LLC and TP GP may elect, at the beginning of each fiscal year to restructure the Performance Allocation as a performance fee to Third Point LLC with the same terms as the Performance Allocation.
Investment Guidelines
As detailed in our Investment Management Agreement, Third Point LLC is required to adhere to the following investment guidelines:

•
Composition of Investments: At least 60% of the investment portfolio will be held in debt or equity securities (including swaps) of publicly traded companies (or their subsidiaries) and governments of OECD (the Organization of Economic Co-operation and Development) high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. Except with the prior written consent of the investment committee, none of the assets in the investment portfolio will be held in illiquid investments traditionally considered “venture capital” or private equity investments. In addition, no investments in third party managed funds or other investment vehicles will be made without the consent of the investment committee.

•
Concentration of Investments: Other than cash, cash equivalents and United States government obligations, no single investment in the investment portfolio will constitute more than 15% of the portfolio.

•
Liquidity: Assets will be invested in such fashion that Third Point Re has a reasonable expectation that it can meet any of its liabilities as they become due. Third Point Re reviews the liquidity of the Third Point LLC portfolio on a periodic basis.

•	Net Exposure Limits: The investment portfolio may not employ greater than 1.5 times portfolio assets managed for more than 10 trading days in any 30-trading day period.

Term
The investment management agreement has an initial term of five years, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term.
We may also terminate the Investment Management Agreement upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC.
We may also withdraw as participants under the investment management agreement prior to the expiration of the investment management agreement’s term at any time only “for cause”, which is defined as:

•	a material violation of applicable law relating to Third Point LLC’s advisory business;

•	Third Point LLC’s fraud, gross negligence, willful misconduct or reckless disregard of its obligations under the investment management agreement;

•	a material breach by Third Point LLC of our investment guidelines that is not cured within a 15-day period;

•	a conviction or, a plea of guilty or nolo contendere to a felony or a crime affecting the asset management business of Third Point LLC by certain senior officers of Third Point LLC;

•	any act of fraud, material misappropriation, material dishonesty, embezzlement, or similar conduct against or involving us by senior officers of Third Point LLC; or

•
a formal administrative or other legal proceeding before the SEC, the CFTC, the FINRA, or any other U.S. or non-U.S. regulatory or self-regulatory organization against Third Point LLC; or certain key personnel which would likely have a material adverse effect on us.

In addition, we may withdraw as a participant under the investment management agreement prior to the expiration of its term if net investment performance of Third Point LLC has (a) incurred a loss in two successive calendar years and (ii) underperformed the S&P 500 Index by at least 10 percentage points for such two successive calendar years, taken as a whole, or (b) (i) incurred a cumulative loss of 10% or more during any 24-month period and (ii) underperformed the S&P 500 Index by at least 15 percentage points for such 24-month period. We may not withdraw or terminate the investment management agreement on the basis of performance other than as provided above. If we become dissatisfied with the results of the investment performance of Third Point LLC, we will be unable to hire new investment managers until the investment management agreement expires by its terms or is terminated for cause.
For the years ended December 31, 2013 and 2012, we incurred management fees of $3.7 million and $2.4 million, respectively, payable to Third Point LLC and performance fees of $63.0 million and $33.9 million, respectively, payable to TP GP.
Investments
Investment Strategy
As our investment manager, Third Point LLC has the contractual right to manage substantially all of our investable assets until December 22, 2016, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our account. We have the contractual right to withdraw funds from our managed account to pay claims and expenses as needed. The increase in the value of our investment portfolio assets managed by Third Point LLC for the year ended December 31, 2013 was 23.9%.

Investment Portfolio
The following table represents the total long and short exposure and geographic exposure of our investment portfolio as managed by Third Point LLC, as of December 31, 2013 and 2012:

	2013 Exposure			2012 Exposure
	Long	Short	Net	Long	Short	Net
Long/Short Equity
Consumer	8%	—%	8%	7%	(3)%	4%
Energy & Utility	5%	—%	5%	6%	(2)%	4%
Financials	12%	(2)%	10%	10%	(1)%	9%
Healthcare	4%	—%	4%	3%	(3)%	—%
Industries & Commodities	21%	(2)%	19%	13%	(3)%	10%
TMT	25%	(2)%	23%	20%	(1)%	19%
Market Hedges	1%	(2)%	(1)%	4%	(7)%	(3)%
Total L/S Equity	76%	(8)%	68%	63%	(20)%	43%
Credit
Distressed	5%	—%	5%	5%	—%	5%
Performing	8%	(5)%	3%	13%	(5)%	8%
Asset Backed Securities (1)	18%	(1)%	17%	18%	(2)%	16%
Total Credit	31%	(6)%	25%	36%	(7)%	29%
Macro
Gold	—%	—%	—%	6%	(1)%	5%
Government	2%	(9)%	(7)%	4%	(19)%	(15)%
Tail Risk	3%	(2)%	1%	—%	—%	—%
Total Macro	5%	(11)%	(6)%	10%	(20)%	(10)%
Other
Risk Arbitrage	—%	—%	—%	1%	—%	1%
Private	—%	—%	—%	—%	—%	—%
Total Other	—%	—%	—%	1%	—%	1%
	112%	(25)%	87%	110%	(47)%	63%

(1)	Includes residential mortgage-backed securities, commercial mortgage-backed securities, and related indices.

	2013 Exposure			2012 Exposure
	Long	Short	Net	Long	Short	Net
Americas	78%	(13)%	65%	95%	(30)%	65%
Europe, Middle East and Africa	15%	(7)%	8%	14%	(11)%	3%
Asia	19%	(5)%	14%	1%	(6)%	(5)%
	112%	(25)%	87%	110%	(47)%	63%
In managing our investment account, Third Point LLC assigns every investment position a sector, strategy and particular geographic category. The dollar exposure of each position under each category is aggregated and the exposure percentages listed in the exposure table represent the aggregate market exposure of a given category against the total net asset value of the account. Long and short exposure percentages represent the aggregate relative value of all long and short positions in a given category, respectively. Net exposure represents the short exposure subtracted from the long exposure in a given category. Third Point LLC reports the composition of our total managed portfolio on a market exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. Under this methodology, the exposure for equity swaps and futures contracts are reported at their full notional amount. The notional amount of any derivative contract is the underlying value upon which payment obligations are computed. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an equity option is the sensitivity of the option price to the underlying stock price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock price. Credit derivatives are reported in accordance with their equivalent underlying security exposure. Currency derivatives are reported at fair market value. Cash and cash equivalents are excluded from exposure calculations.
Investment Returns
A summary of our net investment income for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	($ in thousands)
Net unrealized gains on investments and investment derivatives	$78,950	$113,422
Net realized gains on investments and investment derivatives	236,333	55,632
Net gain (loss) on foreign currencies	21,106	(219)
Dividend and interest income, net of withholding taxes	14,233	25,284
Dividends paid on securities sold, not yet purchased	(722)	(1,629)
Management and performance fees	(87,333)	(50,211)
Other expenses	(8,863)	(5,411)
Net investment income on investments managed by Third Point LLC	253,704	136,868
Deposit liabilities and reinsurance contracts investment expense	(4,922)	(446)
Investment income on cash collateral held by the Catastrophe Reinsurer	86	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	4,335	—
	$253,203	$136,422
The investment return is based on the total assets in our investment account managed by Third Point LLC, which includes the majority of our equity capital and collected premiums. Investment returns for the years ended December 31, 2013 and 2012, net of all fees and expenses, is as follows:(1)

	2013	2012
Third Point Reinsurance Ltd.	23.9%	17.7%
S&P 500	32.4%	16.0%

(1)	Past performance is not necessarily indicative of future results.
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
Investment Regulatory Concerns and Restrictions
Third Point LLC is involved regularly in trading activities which involve a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that involve fundamental market regulation policies. Violation of such laws could result in severe restrictions on Third Point LLC’s activities and, indirectly, damage to our investment portfolio and/or reputation as our Investment Management Agreement has limited termination provisions.
Third Point LLC’s failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions. The regulations that Third Point LLC is subject to are designed primarily to ensure the integrity of the financial markets. They are not designed to protect us or, indirectly, you. Even if a sanction imposed against Third Point LLC or one of its personnel by a regulator was for a small monetary amount, the adverse publicity related to such sanction against Third Point LLC by regulators could harm its reputation and, possibly, ours.
In recent years, there has been debate in both the U.S. and foreign governments about new rules or regulations to be applicable to alternative investment advisers, like Third Point LLC.
In August 2007, the SEC adopted a new rule intended to clarify the SEC’s authority to bring enforcement actions against investment advisers for fraud against investors and prospective investors in their funds (as opposed to fraud against the funds themselves). Although we do not believe the SEC’s rule has directly affected us, Third Point LLC and, accordingly, our investment strategy, may be adversely affected if new or revised legislation or regulations are enacted or by changes to existing rules and regulations of U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets.
It is possible that increased regulation of alternative investment advisers could adversely affect Third Point LLC’s ability to manage our investment portfolio or its ability to manage our portfolio pursuant to our existing investment strategy, which could cause us to alter our existing investment strategy and could significantly and negatively affect our business and results of operations. In addition, adverse publicity regarding alternative investment strategies generally, or Third Point LLC or its affiliates specifically, could negatively affect our business reputation and attractiveness as a counterparty to brokers and clients.
Other Trading Restrictions
Third Point LLC may from time to time place it or its affiliates’ representatives on creditors committees or boards of certain companies in which our portfolio is invested. While such representation may enable Third Point LLC to enhance the value of our investments, it may place trading restrictions on certain securities included in our investment portfolio.
Regulation
Bermuda Insurance Regulation
The Insurance Act of 1978
The Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Third Point Re and the Catastrophe Reinsurer, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. Under the Insurance Act insurance business includes reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.
An insurance advisory committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters). There is only one classification of special purpose insurer. Third Point Re is registered as a Class 4 insurer and the Catastrophe Reinsurer is registered as a special purpose insurer.
Classification as a Class 4 Insurer
A body corporate is registrable as a Class 4 insurer where (i) it has at the time of its application for registration, or will have before it carries on insurance business, a total statutory capital and surplus of not less than $100,000,000; and (ii) it intends to carry on general insurance business, including excess liability business or property catastrophe reinsurance business. Class 4 insurers are required to maintain fully paid-up share capital of $1,000,000.
Classification as a Special Purpose Insurer
A special purpose insurer (“SPI”) means an insurer that carries on special purpose business. Special purpose business is defined under the Insurance Act as insurance business under which an insurer fully funds its liabilities to the persons insured through (a) the proceeds of any one or more of (i) a debt issuance where the repayment rights of the providers of such debt are subordinated to the rights of the person insured, or (ii) some other financing mechanism approved by the BMA; (b) cash; and (c) time deposits.
Principal Representative and Principal Office
Third Point Re and the Catastrophe Reinsurer are each required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal officer of Third Point Re is at our principal executive offices in Bermuda, and Third Point Re’s principal representative is John Berger. The principal office of the Catastrophe Reinsurer is at The Waterfront, Chesney House, 96 Pitts Bay Road, Pembroke HM 08 Bermuda and the Catastrophe Reinsurer’s principal representative is Prime Management Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so.
It is the duty of the principal representative to forthwith notify the BMA where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred. Examples of a reportable “event” include a failure by Third Point Re to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss likely to cause the insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a “material change” (as such term is defined under the Insurance Act) in its business operations.
Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.
Loss Reserve Specialist
As a Class 4 insurer, Third Point Re must appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual and possess adequate professional qualifications as a casualty actuary and/or possess adequate experience to assess the sufficiency of insurance reserves of the insurer. The Class 4 insurer is required to submit annually an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions.
As an SPI, the Catastrophe Reinsurer is not required to appoint a loss reserve specialist.

Annual Financial Statements
As a Class 4 insurer, Third Point Re must prepare and submit, on an annual basis, both audited U.S. GAAP and statutory financial statements.
The Catastrophe Reinsurer, as an SPI, must prepare and submit annual statutory financial statements, unless an application has been filed under the Insurance Act to have the statutory filing requirement waived. Where such a waiver has been granted, the BMA will accept unaudited management accounts from the SPI prepared in accordance with generally accepted accounting principles (GAAP) or international financial reporting standards that apply in Bermuda, Canada, the United Kingdom or the United States of America. The Catastrophe Reinsurer is also required to provide the BMA with a copy of the unaudited management statement accounts as soon as practicable after the same have been submitted to the participants and, at a minimum, within four months of the end of each financial year.
The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. In addition, as a Class 4 insurer, Third Point Re is also required to prepare and submit to the BMA financial statements which have been prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”).
As a Class 4 insurer, Third Point Re’s annual U.S. GAAP and statutory financial statements are required to be filed with the BMA within four months from the end of the relevant financial year (unless specifically extended).

The statutory financial statements do not form part of the public records maintained by the BMA but the GAAP financial statements are available for public inspection.
Annual Statutory Financial Return and Annual Capital and Solvency Return
Third Point Re, as a Class 4 insurer, and the Catastrophe Reinsurer, as an SPI, are required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended) unless the Catastrophe Reinsurer has filed and obtained a waiver, as outlined above. The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business, or special purpose business, as applicable, solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist.
The principal representative and at least two directors of the insurer must sign the solvency certificate. The directors are required to certify whether the minimum solvency margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to make this certification.
Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.
In addition, each year Third Point Re, as a Class 4 insurer, is also required to file with the BMA a capital and solvency return along with its annual financial statutory return. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self assessment (“CISSA”), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.
Neither the statutory financial return nor the capital and solvency return is available for public inspection.
Quarterly Financial Statements
Third Point Re, as a Class 4 insurer not being otherwise subject to group supervision (described below), is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months May, August and November of each year. The quarterly financial returns consist of (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-group transactions and risk concentrations that have materialized since the most recent quarterly or annual financial returns, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns and details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures exceeding 10% of the insurer’s statutory capital and surplus. Quarterly financial statements are not required where the Class 4 insurer is subject to group supervision.
Independent Approved Auditor
Third Point Re, as a Class 4 insurer, must appoint an independent auditor who will annually audit and report on the insurer’s GAAP financial statements, its statutory financial statements and its statutory financial returns, each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.

The Catastrophe Reinsurer, as an SPI, may file an application under the Insurance Act to have this requirement waived, as outlined above.
Non-insurance Business
Third Point Re, as a Class 4 insurer may not engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property. Third Point Re, as a Class 4 insurer registered before December 31, 2012, will be permitted to continue engaging in non-insurance business but must discontinue doing so not later than year-end 2016.
Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business. As an insurer engaged in general business, Third Point Re is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers.
There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.
The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.
Minimum Solvency Margin and Enhanced Capital Requirements
The Insurance Act provides that the value of the statutory assets of a Class 4 insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum solvency margin (“MSM”).
The MSM that must be maintained by a Class 4 insurer with respect to its general business is the greater of (i) $100 million, or (ii) 50% of net premium written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves.
The Insurance Act provides that an SPI is required to maintain a minimum solvency margin by which the value of the special purpose business assets must exceed its special purpose business liabilities by at least $1.

Class 4 insurers are also required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to either the BSCR model or an approved internal capital model.
The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formulae establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.
While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
Any Class 4 insurer which at any time fails to meet its MSM requirements must, upon becoming aware of such failure, immediately notify the BMA and, within 14 days thereafter, file a written report with the BMA containing particulars of the circumstances that gave rise to the failure and setting out its plan detailing specific actions to be taken and the expected timeframe in which the company intends to rectify the failure.
Any Class 4 insurer which at any time fails to meet its enhanced capital requirement applicable to it shall upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure; and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure and within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, furnish the BMA with (i) unaudited interim statutory financial statements covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.
Eligible Capital
To enable the BMA to better assess the quality of the insurer’s capital resources, a Class 4 insurer is required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system’. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
The characteristics of the capital instruments that must be satisfied to qualify as Tier 1, Tier 2 and Tier 3 Capital are set out in the Insurance (Eligible Capital) Rules 2012, and any amendments thereto. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR.
Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent will need to be obtained if such instruments are to remain eligible for use in satisfying the MSM and the ECR.
Code of Conduct
Every Bermuda registered insurer must comply with the Insurance Code of Conduct (the “Code”) which prescribes the duties and standards that must be complied with to ensure sound corporate governance, risk management and internal controls are implemented. The BMA will assess an insurer’s compliance with the Code in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below) and, in the case of Third Point Re, as a Class 4 insurer, will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.
Restrictions on Dividends and Distributions
A Class 4 insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. An SPI is prohibited from declaring or paying any dividend during any financial year if it is in breach of its minimum solvency margin or if the declaration or payment of such dividends would cause it to fail to meet such minimum margin. Where a Class 4 insurer fails to meet its MSM or minimum liquidity ratio or an SPI fails to meet its minimum solvency margin on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
Reduction of Capital
Third Point Re, as a general business insurer, may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
As a Class 4 insurer, where Third Point Re seeks to reduce its statutory capital by 15% or more, as set out in its previous year’s financial statements, it must also submit an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the company’s directors are resident in Bermuda) and the principal representative stating that the proposed reduction will not cause the company to fail its relevant margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
Fit and Proper Controllers
The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and, (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act.
The definition of shareholder controller is set out in the Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company, or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.
A shareholder controller that owns 10% or more but less than 20% of the shares as described above is defined as a 10% shareholder controller; a shareholder controller that owns 20% or more but less than 33% of the shares as described above is defined as a 20% shareholder controller; a shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller; and a shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.

Where the shares of the shareholder of a registered insurer, or the shares of its parent company, are traded on a recognised stock exchange, and such person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller.
Where the shares of a shareholder or prospective shareholder of an insurer, or the shares of its parent company, are not traded on a recognised stock exchange (i.e. private companies), the Insurance Act prohibits such person from becoming a shareholder controller unless he has first served on the BMA notice in writing stating that he intends to become such a controller and the BMA has either, before the end of 45 days following the date of notification, provided notice to the proposed controller that it does not object to his becoming such a controller or the full 45 days has elapsed without the BMA filing an objection.
Any person who contravenes the Insurance Act by failing to give notice or knowingly becoming a controller of any description before the required 45 days has elapsed is guilty of an offence and liable to a fine of $25,000 on summary conviction.
The BMA may file a notice of objection to any person who has become a controller of any description where it appears that such person is not, or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offence and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offence is continuing) or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison.
Notification by Registered Person of Change of Controllers and Officers
All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act, (ii) the amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business.
No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination.

Group Supervision
The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a “specified insurer” (that is to say, it is headed by either a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long term insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a “specified insurer”, where it is headed by a parent company which is incorporated in Bermuda or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.
Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial statements.
Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the Designated Insurer; each member company of the insurance group falling within the scope of group supervision; the principal representative of the insurance group in Bermuda; other competent authorities supervising other member companies of the insurance group; and the insurance group auditors. The Designated Insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.
As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
In carrying out its functions, the BMA may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members and (ii) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.
We are not currently subject to group supervision, but the BMA may exercise its authority to act as our group supervisor in the future.
Supervision, Investigation, Intervention and Disclosure
The BMA may, by notice in writing served on an insurer or a designated insurer (as described in “Group Supervision” above), require the insurer or designated insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person’s auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not or may not be or may not have been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of an insurer or relevant insurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the insurer or designated insurer.
If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer’s or the insurance group’s business, or any aspect thereof, or the ownership or control of the insurer or insurance group. If the person so appointed thinks it necessary for the purposes of his investigation, he may also investigate the business of any person who is or has been at any relevant time, a member of the insurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to produce to the person appointed such documentation as he may reasonably require for purposes of his investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.
Where the BMA suspects that a person has failed to properly register under the Insurance Act or that an insurer or designated insurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister and attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if it believes a person has failed to comply with a notice served on him or there are reasonable grounds for suspecting the completeness of any information or documentation produced in response to such notice or that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.
If it appears to the BMA that the business of the insurer is being so conducted that there is a significant risk of the insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer is in breach of its ECR, or that a designated insurer is in breach of any provision of the Insurance Act or the regulations or rules applicable to it, the BMA may issue such directions as appear desirable for safeguarding the interests of policyholders or potential policyholders of the insurer or the insurance group. The BMA may direct an insurer, for itself and in its capacity as designated insurer of the insurance group of which it is a member, (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) not to enter into specified transactions with any specified person or persons of a specified class, (9) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (10) (as an individual insurer only and not in its capacity as designated insurer) to obtain the opinion of a loss reserve specialist and submit it to the BMA and/or (11) to remove a controller or officer.
The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

Cancellation of Insurer’s Registration
An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act. Failure by the insurer to comply with its obligations under the Insurance Act or if, the BMA believes that the insurer has not been carrying on business in accordance with sound.

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

Certain Other Bermuda Law Considerations
All Bermuda “exempted companies” are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance, land which is used to provide accommodation or recreational facilities for officers and our employees for a term not exceeding 21 years, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (iv) the carrying on of business of any kind in Bermuda, except in furtherance of the business carried on outside Bermuda or under license granted by the Minister. Generally it is not permitted without a special license granted by the Minister to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than its liabilities.
United States Insurance Regulation
Third Point Re is licensed in Bermuda to write reinsurance and is not admitted to do business in any jurisdiction in the United States or in any country other than Bermuda. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers, such as Third Point Re.
Third Point Re currently intends to conduct its business so as not to be subject to the licensing requirements of insurance regulators in the United States or elsewhere (other than Bermuda). Many aspects of the activities of Third Point Re are similar to those employed by other non-admitted reinsurers that provide reinsurance to U.S. and other ceding companies. There can be no assurance, however, that insurance regulators in the United States or elsewhere will not review the activities of Third Point Re and claim that Third Point Re is subject to such jurisdiction’s licensing requirements.
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers are subject to indirect regulatory requirements imposed by jurisdictions in which their ceding companies are licensed through the “credit for reinsurance” mechanism. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the insurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss adjustment expense reserves ceded to the reinsurer.
In the United States, many states allow credit for reinsurance ceded to a reinsurer that is domiciled and licensed in another state of the United States and meets certain financial requirements. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The great majority of states, however, permit the reduction in statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement, and a few states reduce the amount of security to be posted based on a number of factors, including the credit rating given to a reinsurer from a U.S.-nationally recognised statistical rating organization.
Information Technology
We have a disaster recovery plan with respect to our information technology infrastructure that includes arrangements with an offshore data center. Our secondary off-island location for data systems back-up and recovery is located in Toronto, Canada, due to its non-correlated nature with Bermuda. The environment is configured to be live within one hour of a disaster scenario and supports all of the business capabilities of our primary Bermuda site.
Employees
As of December 31, 2013 we had 20 employees, 18 of whom were based in Bermuda, one of whom was based in the United States and one of whom was based in the United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.
Available Information
We are incorporated in Bermuda and our corporate offices are located at The Waterfront, Chesney House, 96 Pitts Bay Road, Pembroke HM 08, Bermuda. Our telephone number is +1 (441) 542-3300. We file annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our Internet website (www.thirdpointre.bm). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
Item 1A. Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Related to Our Business
We are a two year old company with limited historical information available for investors to evaluate our performance or a potential investment in our shares.
We have a limited history of operations. We were incorporated on October 6, 2011 and began underwriting reinsurance transactions on January 1, 2012. As a result, there is limited historical information available to help prospective investors evaluate our performance or an investment in our shares.

In general, reinsurance and insurance companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. They must develop business relationships, establish operating procedures, hire staff, install information technology systems, implement management processes and complete other tasks appropriate for the conduct of their intended business activities. In particular, our ability to implement our reinsurance underwriting strategy will depend on, among other things:

•	our ability to attract clients;

•	our ability to attract and retain personnel with sufficient underwriting, actuarial and accounting and finance expertise;

•	our ability to maintain at least an A- (Excellent) rating from A.M. Best or a similar financial strength rating from one or more other ratings agencies;

•	our ability to evaluate the risks we assume under reinsurance contracts that we write;
our reliance on third parties to provide certain services; and

•
the risk of being deemed a passive foreign investment company or an investment company if we are deemed to not be in the active conduct of an insurance business or to not be predominantly engaged in an insurance business. See “Risks Relating to Insurance and Other Regulations-We are subject to the risk of becoming an investment company under U.S. federal securities law” and “Risks Relating to Taxation-United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.”

We cannot assure you that there will be sufficient demand for the reinsurance products we plan to write to support our planned level of operations, or that we will accomplish the tasks necessary to implement our business strategy.
Our operational structure is not fully developed.
We are continuing to develop and implement our operational structure and enterprise framework, including exposure management, financial reporting, information technology and internal controls, with which we will conduct our business activities. Our operations are currently supplemented by manual processes, and we expect to migrate over time to a more automated control system. While we utilize manual processes, our controls may not be adequate to identify or eliminate risks. There can be no assurance that the development of our operational structure or the implementation of our enterprise risk management framework will proceed smoothly or on our projected timetable or achieve the aforementioned goals.
The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company, and which, if inaccurate, could cause volatility in our results.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Management believes the item that requires the most subjective and complex estimates is the reserve for losses and loss expenses. Due to our relatively short operating history, loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim may take years to develop. In addition, the possibility of future litigation or legislative change that may affect interpretation of policy terms further increases the degree of uncertainty in the reserving process. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different from the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. We expect volatility in results in periods in which significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events may require the establishment of substantial reserves from time to time.
Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
The performance of our reinsurance operations and our investment portfolio fluctuate from period to period. Fluctuations result from a variety of factors, including:

•	reinsurance contract pricing;

•	our assessment of the quality of available reinsurance opportunities;

•	the volume and mix of reinsurance products we underwrite;

•	loss experience on our reinsurance liabilities;

•	our ability to assess and integrate our risk management strategy properly; and

•	the performance of our investment portfolio.
In particular, we seek to underwrite products and make investments to achieve favorable return on equity over the long term. In addition, our opportunistic nature and focus on long-term growth in book value result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.
Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.
The reinsurance industry is highly competitive. We compete with major reinsurers, many of which have substantially greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. Competition in the types of business that we underwrite is based on many factors, including:

•	price of reinsurance coverage;

•	the general reputation and perceived financial strength of the reinsurer;

•	relationships with reinsurance brokers;

•	terms and conditions of products offered;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and reputation; and

•	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.
Our competitors include, among others, Tokio Marine Holdings, Inc., Endurance Specialty Holdings Ltd., AXIS Capital Holdings Ltd., Arch Capital Group Ltd., ACE Limited, Alleghany Corporation, Hannover Rückversicherung AG, Everest Re Group, Ltd., Swiss Re Limited, Münchener Rückversicherungs-Gesellschaft AG., Maiden Holdings Ltd., PartnerRe Ltd. and Catlin Group Ltd. In addition, Greenlight Reinsurance, Ltd. has a business model similar to ours, and we expect to compete with them in many lines of business and geographies. In the future, we may also have to compete for the type of reinsurance we intend to underwrite with new start-up companies that have a business model similar to ours.
We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we are deemed to be a passive foreign investment company or an investment company. See “Risks Relating to Insurance and Other Regulations-We are subject to the risk of becoming an investment company under U.S. federal securities law” and “Risks Relating to Taxation-United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.”
If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.
Many of our contracts are generally written for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with periods of intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations would be materially adversely affected.
The inherent uncertainty of models and the use of such models as a tool to evaluate risk may have an adverse effect on our financial results.
We license analytic and modeling capabilities software from third parties to facilitate our pricing, capital modeling software and objective risk assessment relating to risks in our reinsurance portfolio. These models help us to control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract in our overall portfolio of reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.
Operational risks, including human or systems failures, are inherent in our business.
Operational risks and losses can result from many sources including fraud, errors by employees, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or information technology failures.
We believe our modeling, underwriting and information technology and application systems are critical to our business and reputation. Moreover, our technology and applications are an important part of our underwriting process and our ability to compete successfully. We have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.
Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.
We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.
We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plan is routinely tested and evaluated for adequacy. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.
It is possible that insurance policies we have in place with third parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. Furthermore, we have not secured insurance coverage designed to specifically protect us from an economic loss resulting from such events.
Although we have never experienced any known or threatened cases involving unauthorized access to our information technology systems or unauthorized appropriation of the data contained within such systems, we have no assurance that such technology breaches will not occur in the future.
We may not be able to manage our growth effectively.
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. Additionally, as we grow, the ability of our management to source sufficient reasonably priced reinsurance business in the segments we target may be limited. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
Our losses may exceed our loss reserves, which could significantly and negatively affect our business.
Our results of operations and financial condition depends upon our ability to assess accurately the potential losses associated with the risks we reinsure. Reserves are estimates of claims an insurer ultimately expects to pay, based upon facts and circumstances known at the time, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance companies as compared to primary insurers, primarily due to:

•	the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;

•	the diversity of development patterns among different types of reinsurance treaties; and

•	heavier reliance on the client for information regarding claims.
Actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves, to our detriment. If we determine our loss reserves to be inadequate, we will increase our loss reserves with a corresponding reduction in our net income in the period in which we identify the deficiency. Such a reduction would negatively affect our results of operations. If our losses exceed our loss reserves, our financial condition may be significantly and negatively affected.

As a recently formed reinsurance company, we do not have the benefit of extended loss experience with our cedents. With additional time, we may determine that our cedents’ loss emergence, incurred and payment patterns are different from those implied in the original submission data. Consequently, we may experience greater than average deviation in our loss reserve estimates when compared to our more established competitors.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition and results of operations.
Although we seek to mitigate our loss exposure through a variety of methods, property and casualty reinsurance risk is inherently unpredictable. It is difficult to predict the timing, frequency and severity of loss events with statistical certainty or estimate the amount of loss any given occurrence will generate. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and, to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
We seek to manage reinsurance volatility by focusing on lines of business that have historically demonstrated more stable return characteristics, such as property quota share, auto, workers’ compensation and certain segments of crop. These lines of business are often characterized as having exposure to higher frequency and lower severity claims activity, although this has not always been the case. We seek to further manage the volatility of our reinsurance results by writing policies on a quota share basis and through the use of contractual terms and conditions, such as loss ratio caps, within our reinsurance contracts.
In addition, in contrast to many reinsurers with whom we compete, we write property catastrophe reinsurance on an excess of loss basis exclusively through the Catastrophe Reinsurer, which is a separately capitalized reinsurance vehicle. We also write reinsurance contracts that seek to provide protection against adverse development on loss reserves. We seek to provide this type of coverage only on relatively stable reserves where we agree with the client's reserving practices and actuarially determined reserve levels. However, there can be no assurance that these loss limitation methods will be effective in mitigating our exposure, or that market or other conditions would necessitate a different loss mitigation strategy. The failure or ineffectiveness of any of our loss limitation methods could have a material adverse effect on our financial condition and results of operations.
The property and casualty reinsurance industry is highly cyclical, and we expect to continue to experience periods characterized by excess underwriting capacity and unfavorable premium rates.
Historically, reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the reinsurance industry on both underwriting and investment sides.
As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to high levels of available underwriting capacity as well as periods when shortages of capacity have permitted favorable premium levels and changes in terms and conditions. The supply of available reinsurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers.
Continued increases in the supply of reinsurance may have consequences for us and for the reinsurance insurance generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a result, we may be unable to fully execute our reinsurance strategy of selling lower-volatility business. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations.

The effect of emerging claim and coverage issues on our business is uncertain.
As industry practices and legal, judicial and regulatory conditions change, unexpected issues related to claims and coverage may emerge. Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we have issued insurance or reinsurance contracts that are affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts. The effects of unforeseen development or substantial government intervention could adversely impact our ability to adhere to our goals.
A downgrade or withdrawal of our A.M. Best rating would significantly and negatively affect our ability to implement our business strategy successfully.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned us a financial strength rating of A- (Excellent), which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. A.M. Best periodically reviews our rating, and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s initial rating;

•	if unfavorable financial or market trends impact us;
•if our losses exceed our loss reserves;

•	if we are unable to retain our senior management and other key personnel;

•	if our investment portfolio incurs significant losses; or

•	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect Third Point Re’s rating.
If A.M. Best downgrades our rating below A- (Excellent), places us on credit watch or withdraws our rating, we could be severely limited or prevented from writing any new reinsurance contracts which would significantly and negatively affect our ability to implement our business strategy. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. In addition, almost all of our reinsurance contracts provide the client with the right to terminate the agreement or require us to transfer premiums on a funds withheld basis if our A- (Excellent) A.M. Best rating is downgraded. The contracts containing such a termination right represented approximately 86.0% of gross premiums written during 2013 and 95.8% of gross premiums written during 2012.
A significant decrease in our capital or surplus could enable certain clients to terminate reinsurance agreements or to require additional collateral.
Certain of our reinsurance contracts contain provisions that permit our clients to cancel the contract or require additional collateral in the event of a downgrade in our ratings below specified levels or a reduction of our capital or surplus below specified levels over the course of the agreement. Whether a client would exercise such cancellation rights would likely depend, among other things, on the reason the provision is triggered, the prevailing market conditions, the degree of unexpired coverage and the pricing and availability of replacement reinsurance coverage.

If any such provisions were to become exercisable, we cannot predict whether or how many of our clients would actually exercise such rights or the extent to which they would have a significant and negative effect on our financial condition, results of operations or future prospects but they could have a significant adverse effect on our operations.
We are dependent on key executives, the loss of whom could adversely affect our business.
Our future success depends to a significant extent on the efforts of our senior management, in particular Mr. Berger, and other key personnel, such as our chief financial officer and chief operating officer, our chief actuary and chief risk officer and our senior underwriting executives, to implement our business strategy. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management, in particular Mr. Berger, or other key personnel could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.
We do not currently maintain key man life insurance with respect to any of our senior management. If any member of senior management dies or becomes incapacitated, or leaves the company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.
In addition, our business operations require the services of a number of specialized employees to carry out day-to-day business operations. There can be no assurance that we can attract and retain the necessary employees to conduct our business activities on a timely basis or at all.
Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.
We are not licensed or admitted as a reinsurer in any jurisdiction other than Bermuda. Certain jurisdictions, including in the United States, do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security measures are implemented. Consequently, certain clients require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. In connection with obtaining letter of credit facilities, we are typically required to provide customary collateral to the letter of credit provider in order to secure our obligations under the facility. Our ability to provide collateral, and the costs at which we provide collateral, is primarily dependent on the composition of our investment portfolio.
Typically, letters of credit are collateralized with fixed-income securities. Banks may be willing to accept our investment portfolio as collateral, but on terms that may be less favorable to us than reinsurance companies that invest solely or predominantly in fixed-income securities. The inability to renew, maintain or obtain letters of credit collateralized by our investment portfolio may significantly limit the amount of reinsurance we can write or require us to modify our investment strategy.
We may need additional letter of credit capacity as we grow, and if we are unable to renew, maintain or increase our letter of credit facilities or are unable to do so on commercially acceptable terms, such a development could significantly and negatively affect our ability to implement our business strategy.
Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.
Third Point Reinsurance Ltd. is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiary, Third Point Re, and Third Point Re may also receive income relating to its shareholdings in the Catastrophe Fund. Our cash flows consist primarily of dividends and other permissible payments from Third Point Re and income generated from management fees payable to the Catastrophe Fund Manager, our majority owned subsidiary that provides management services to the Catastrophe Fund. Third Point Reinsurance Ltd. depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders.
Third Point Reinsurance Ltd. is indirectly subject to Bermuda regulatory constraints placed on Third Point Re and the Catastrophe Reinsurer, which is the licensed special purpose insurer that writes policies for the Catastrophe Fund. This affects our ability to pay dividends on the shares and make other payments. Under the Insurance Act, Third Point Re, as a Class 4 insurer, is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where Third Point Re, as a Class 4 insurer, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, Third Point Re, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
The Catastrophe Reinsurer, as a special purpose insurer, is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or if the declaration or payment of such dividends would cause it to fail to meet such minimum margin. If the Catastrophe Reinsurer, as a special purpose insurer, were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Bermuda companies such as Third Point Reinsurance Ltd., Third Point Re and the Catastrophe Reinsurer may not declare or pay a dividend if there are reasonable grounds for believing that the relevant Bermuda company is, or would after the payment be, unable to pay its liabilities as they become due or the realizable value of its assets would thereby be less than its liabilities.
We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on acceptable terms. Furthermore, additional capital raising could dilute your ownership interest in our company and may cause the value of the shares to decline.
We may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

•	fund liquidity needs caused by underwriting or investment losses;

•	replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

•	satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	meet rating agency or regulatory capital requirements; or

•	respond to competitive pressures.
Additional capital may not be available on terms favorable to us, or at all. Further, any additional capital raised through the sale of equity could dilute your ownership interest in our company and may cause the value of our shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could affect the frequency or severity of weather events and wildfires. Further, it could reduce the affordability and availability of homeowners insurance, which could have an effect on pricing. Changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed. For example, due to the severe drought that impacted most of the U.S. farm belt in 2012, we suffered a $10.0 million underwriting loss on $42.5 million of earned crop premium.
Our reinsurance operations may make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
While Third Point Re, our Class 4 reinsurer, currently does not directly underwrite catastrophe exposed reinsurance business on an excess of loss basis, we recently launched an open-ended catastrophe reinsurance fund with an exposure to a diversified portfolio of peak zone natural catastrophe risk. Involvement in catastrophe exposed excess of loss reinsurance through our investment in the Catastrophe Fund exposes us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, windstorms, severe winter weather, earthquakes, floods, droughts, fires, explosions, volcanic eruptions, acts of war or terrorism or political unrest and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause volatility in our results of operations for any fiscal quarter or year.
In addition, we are exposed to the impact of catastrophic events in some cases through the property and casualty quota share reinsurance business of Third Point Re, as significant disasters or weather events can result in increased claims under such lines of business as auto or crop. If a natural or man-made disaster significantly increased the amount of claims payable under the types of property and casualty reinsurance written by Third Point Re, our reinsurance results of operation could be materially and adversely affected.
We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.
In most of our quota share reinsurance business we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts. Therefore, we are dependent on the original claims decisions made by our clients. We are subject to the risk that the client may pay invalid claims, which could result in reinsurance losses for us.
The involvement of reinsurance brokers subjects us to their credit risk.
In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In some jurisdictions, if a broker fails to make such a payment, we might remain liable to the client for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers for payment to us, these premiums are considered to have been paid and the client will no longer be liable to us for these premiums, whether or not we have actually received them. Consequently, we assume a degree of credit risk associated with reinsurance brokers around the world.

The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our top three reinsurance brokers, Guy Carpenter & Company, LLC, Advocate Reinsurance Partners, LLC, and Aon Benfield, accounted for approximately 65.9% of our gross premiums written since inception. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.
While we did not purchase retrocessional coverage in 2012, we began to do so in 2013 and may continue to do so in the future, in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a reinsurer to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocession that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocession from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.
Currency fluctuations could result in exchange rate losses and negatively impact our business.
Our functional currency is the U.S. dollar. However, starting in 2014 we will write a portion of our business and receive premiums in currencies other than the U.S. dollar. In addition, our investment manager, Third Point LLC, invests a portion of our portfolio in assets denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent our foreign currency exposure is not hedged or is not sufficiently hedged, which could significantly and negatively affect our business. If we do seek to hedge our foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, we may be subject to the risk that our counterparties to the arrangements fail to perform.
Our ability to implement our business strategy could be delayed or adversely affected by Bermuda employment restrictions relating to the ability to obtain and retain work permits for key employees in Bermuda.
Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part on the continued services of key employees in Bermuda, and none of our chief executive officer, our chief financial officer and chief operating officer, our chief actuary and chief risk officer or our senior underwriting executives are Bermudians or spouses of Bermudians. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our businesses.

Risks Relating to Our Investment Strategy and Investment Manager
We have limited control over how our investment portfolio is allocated, and its performance depends on the ability of our investment manager, Third Point LLC, to select and manage appropriate investments.
We have engaged Third Point LLC to act as our exclusive investment manager for substantially all of our investment portfolio and to recommend appropriate investment opportunities. Although Third Point LLC is contractually obligated to follow our investment guidelines, we cannot assure shareholders as to exactly how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk in our investment.
The performance of our investment portfolio depends to a great extent on the ability of Third Point LLC, as our investment manager to select and manage appropriate investments. We have entered into an investment management agreement with Third Point LLC which terminates on December 22, 2016 and is subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. We have limited ability to terminate the investment management agreement earlier. We cannot assure you that Third Point LLC will be successful in meeting our investment objectives. The failure of Third Point LLC to perform adequately could significantly and negatively affect our business, results of operations and financial condition.
The historical performance of Third Point LLC should not be considered as indicative of the future results of our investment portfolio or of our future results or of any returns expected on our common shares.
The historical returns of the funds managed by Third Point LLC are not directly linked to returns on our common shares. Although as our investment manager, Third Point LLC has agreed to invest our portfolio on substantially the same basis as Third Point LLC’s hedge funds, results for our investment portfolio could differ from results of the funds managed by Third Point LLC as a result of restrictions imposed by our investment guidelines. In addition, even if our investment portfolio generates investment income in a given period, our overall performance could be adversely affected by losses generated by our reinsurance operations. Poor performance of our investment portfolio will cause a decline in our revenue from that portfolio and will therefore have a negative effect on our financial performance.
Moreover, with respect to the historical performance of funds or accounts managed by Third Point LLC, including our investment portfolio:

•	the historical performance of funds managed by Third Point LLC should not be considered indicative of the future results that should be expected from our investment portfolio; and

•
the returns of funds managed by Third Point LLC have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that Third Point LLC will be able to avail itself of profitable investment opportunities in the future.

The risks associated with Third Point LLC’s strategy in managing our investment portfolio may be substantially greater than the investment risks faced by other reinsurers with whom we compete.
We may derive a significant portion of our income from our investment portfolio. As a result, our operating results depend in part on the performance of our investment portfolio. We cannot assure you that Third Point LLC, as our investment manager, will successfully structure our investments in relation to our anticipated liabilities. Failure to do so could force us to liquidate investments at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results.

The risks associated with Third Point LLC’s investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies employed by many reinsurers with whom we compete. Third Point LLC makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, option and other instruments with a focus on event-driven situations, in which Third Point LLC believes that a catalyst, either intrinsic or extrinsic, will unlock value or alter the lens through which the greater market values a particular investment. Making long equity investments in an up or rising market may increase the risk of not generating profits on these investments and we may incur losses if the market declines. Similarly, making short equity investments in a down or falling market may increase the risk of not generating profits on these investments and we may incur losses if the market rises. The market price of our common shares may be volatile and the risk of loss may be greater when compared with other reinsurance companies.
In addition to risks associated with volatility in our portfolio, although we conduct our business through our Class 4 Bermuda licensed insurance company as an operating reinsurance business actively engaged in writing property and casualty coverage, because our investment portfolio as managed by Third Point LLC may include a very small number of futures, options on futures, swaps and other commodity interests from time to time, we are exposed to the risk that the U.S. Commodity Futures Trading Commission (the “CFTC”) could assert that our business has been operated for the purpose of trading commodity interests and we are, therefore, a commodity pool. If this were to occur, our investment strategy and our business could be disrupted as we would be required to have a registered commodity pool operator in order to continue to include investments in commodity interests in our investment portfolio. Registered commodity pool operators are subject to disclosure, reporting and recordkeeping requirements with respect to the pools they operate. In addition, if it were established that we were a commodity pool, the CFTC could pursue remedies against the party or parties it deems to be the commodity pool operator, and we could under certain circumstances be required to indemnify those individuals or entities.
The termination by Third Point LLC of our investment management agreement at the end of its term or any successive term could materially adversely affect our investment results.
We depend upon Third Point LLC, our investment manager, to implement our investment strategy. The investment management agreement, which terminates on December 22, 2016, is subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. If Third Point LLC chooses to terminate the investment management agreement at the end of such term, there is no assurance that we could find a suitable replacement.
Potential conflicts of interest with Third Point LLC may exist that could adversely affect us.
Neither Third Point LLC nor its principals, including Daniel S. Loeb, who is one of our shareholders, are obligated to devote any specific amount of time to our affairs. Affiliates of Third Point LLC manage, and expect to continue to manage, other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by Third Point LLC’s affiliates and in which Third Point LLC or its affiliates may have an equity interest. Pursuant to our investment management agreement with Third Point LLC, Third Point LLC has the exclusive right to manage our investment portfolio and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but the agreement does not otherwise impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for our account and for Third Point LLC’s own account or other accounts that Third Point LLC or its affiliates may manage. Third Point LLC’s interest and the interests of its affiliates, may at times conflict, possibly to Third Point LLC's detriment, which may potentially adversely affect our investment opportunities and returns.

Our investment portfolio may contain large positions which could result in large losses.
Our investment guidelines provide that as our investment manager, Third Point LLC may commit up to 15% of our assets under management to any one investment. Our investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2013 and 2012, the net exposure of our portfolio was 87% and 63%, respectively, and the largest ten long and short positions comprised an aggregate of 40% and 11% and 41% and 24%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
We are exposed to credit risk from the possibility that counterparties may default on their obligations.
To the extent that transactions in our investment portfolio are entered into directly and not through a broker or clearinghouse, including, but not limited to, forward foreign currency transactions, swap transactions, and the purchase and sale of bonds and other fixed income securities directly from the current holder thereof, we must rely on the creditworthiness of the counterparty to the extent it is unable to deliver the promised asset or cash flows in the case of cash settled transactions, net of any collateral that has been posted by or to the counterparty. The bankruptcy or insolvency of these counterparties could also result in a loss of any collateral posted against these transactions.
In addition, any prime broker or custodian through whom transactions are effected in our investment portfolio will each have a lien over assets held in a margin account with such counterparty. Further, should a prime broker or custodian become insolvent, those assets may become unavailable for redemption and potentially classified as belonging to the defaulting party. The insolvency of any such prime broker or custodian could result in the loss of a substantial portion or all of the assets held with such counterparty. Assets which are deposited with brokers as collateral against margin loss may become available to the creditors of the brokers in the event of the bankruptcy or insolvency of the broker to the extent that it is needed to satisfy obligations to the insolvent party. Any reduction in our assets as a result of a default by a prime broker could negatively affect the net asset value of our investment portfolio.
If Third Point LLC’s risk management systems are ineffective, we may be exposed to material unanticipated losses.
Third Point LLC continually refines its risk management techniques, strategies and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including our investment portfolio, in all economic or market environments, or against all types of risk, including risks that they might fail to identify or anticipate. Some of Third Point LLC’s strategies for managing risk are based upon its use of historical market behavior statistics. Any failures in Third Point LLC’s risk management techniques and strategies to accurately quantify such risk exposure could limit the risk-adjusted returns of our investment portfolio. In addition, any risk management failures could cause losses in the portfolios managed by Third Point LLC, including our managed account, to be significantly greater than the historical measures predict. Third Point LLC’s approach to managing those risks could prove insufficient, exposing us to material unanticipated losses in our investment portfolio.
In managing our investment portfolio, Third Point LLC may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues.
Our investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment portfolio could have a disproportionately large effect in relation to our capital. As of December 31, 2013, our investment account had $3.1 million of margin debt at its brokers. A common metric used to determine financial leverage for accounts such as our investment portfolio is the “gross exposure” of our managed account. The “gross exposure” is shown as a percentage of the Net Asset Value

(“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2013, the gross exposure of our investment portfolio was 112.0%. Any event which may adversely affect the value of positions we hold could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.
In managing our investment portfolio, Third Point LLC engages in short sales that may subject us to unlimited loss potential.
As our investment manager, Third Point LLC routinely enters into transactions for our account in which it sells a security that we do not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2013, short exposure in our investment portfolio was $401.0 million over 126 debt, equity and index positions, including $20.5 million over nine positions in the equity portfolio.
Third Point LLC’s representatives’ service on boards and committees may place trading restrictions on our investments.
Third Point LLC may from time to time place its or its affiliates’ representatives on creditors’ committees or boards of certain companies in which our portfolio is invested. While such representation may enable Third Point LLC to enhance the sale value of our investments, it may also place trading restrictions on our investments.
As of the date hereof, representatives of Third Point LLC sat on the board of directors of Enphase Energy, Inc., whose securities are publicly traded and included in our investment portfolio.
The ability to use ‘‘soft dollars’’ may provide Third Point LLC with an incentive to select certain brokers that may take into account benefits to be received by Third Point LLC.
Under certain circumstances and subject to compliance with the safe harbor provided by section 28(e) of the Exchange Act, Third Point LLC is entitled to use so-called “soft dollars” generated by commissions paid in connection with transactions for our investment portfolio to pay for certain categories of expenses relating to research and related services provide by brokers. Soft dollars are a means of paying brokerage firms for their services through commission revenue, rather than through direct payments. Third Point LLC’s right to use soft dollars may give Third Point LLC an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by Third Point LLC rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict.
Our investment management agreement has limited termination provisions.
Our investment management agreement with Third Point LLC has limited termination provisions which restrict our ability to manage our investment portfolio outside of Third Point LLC. Because the investment management agreement contains exclusivity and limited termination provisions, we are unable to use investment managers other than Third Point LLC for so long as the agreement is in effect. The investment management agreement was entered into on December 22, 2011 and has an initial term of five years, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. We may also terminate the investment management agreement upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC.

We may also withdraw as participants under the investment management agreement prior to the expiration of the investment management agreement’s term at any time only “for cause”, which is defined as:

•	a material violation of applicable law relating to Third Point LLC’s advisory business;

•	Third Point LLC’s fraud, gross negligence, willful misconduct or reckless disregard of its obligations under the investment management agreement;

•	a material breach by Third Point LLC of our investment guidelines that is not cured within a 15-day period;

•	a conviction or, a plea of guilty or nolo contendere to a felony or a crime affecting the asset management business of Third Point LLC by certain senior officers of Third Point LLC;

•	any act of fraud, material misappropriation, material dishonesty, embezzlement, or similar conduct against or involving us by senior officers of Third Point LLC; or

•
a formal administrative or other legal proceeding before the SEC, the CFTC, FINRA, or any other U.S. or non-U.S. regulatory or self-regulatory organization against Third Point LLC or certain key personnel which would likely have a material adverse effect on us.

In addition, we may withdraw as a participant under the investment management agreement prior to the expiration of its term if our portfolio underperforms as measured against specified benchmarks.
We may not withdraw or terminate the investment management agreement on the basis of performance other than as provided above. If we become dissatisfied with the results of the investment performance of Third Point LLC as our investment manager but the contractually specified termination threshold has not been met, we will be unable to hire new investment managers until the investment management agreement expires by its terms or is terminated for cause.
Certain of our investments may have limited liquidity and lack valuation data, which could create a conflict of interest.
Our investment guidelines provide Third Point LLC, as our investment manager, with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Third Point LLC to execute trade orders at desired prices. To the extent that Third Point LLC invests our investable assets in securities or instruments for which market quotations or other independent pricing sources are not readily available, under the terms of the investment management agreement the valuation of such securities and instruments for purposes of compensation to Third Point LLC will be determined by Third Point LLC, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment management agreement gives Third Point LLC the power to determine the value of securities with no readily discernible market value, and because the calculation of Third Point LLC’s fee is based on the value of the investment account, a conflict may exist or arise.
The U.S. and global economic downturns could harm the performance of our investment portfolio, our liquidity and financial condition and our share price.
Volatility in the United States and other securities markets may adversely affect our investment portfolio. The ability of Third Point LLC to manage our investment portfolio profitably is dependent upon conditions in the global financial markets and economic and geopolitical conditions throughout the world that are outside of our control and difficult to predict. Factors such as equity prices, equity market volatility, asset or market correlations, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to the financial markets generally or the taxation or regulation of the hedge fund industry), trade barriers, commodity prices, interest rates, currency exchange rates and controls, and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our investment portfolio.
If Third Point LLC, as our investment manager, fails to react appropriately to difficult market, economic and geopolitical conditions, our investment portfolio could incur material losses.
Third Point LLC’s use of hedging and derivative transactions in executing trades for our account may not be successful, which could materially adversely affect our investment results.
In managing our investment portfolio, Third Point LLC may utilize various financial instruments both for investment purposes and for risk management purposes in order to protect against possible changes in the market value of our investment portfolio resulting from fluctuations in the securities markets and changes in interest rates, protect unrealized gains in the value of our investment portfolio, facilitate the sale of any such investments, enhance or preserve returns, spreads or gains on any investment in our investment portfolio, hedge the interest rate or currency exchange rate on certain liabilities or assets, protect against any increase in the price of any securities Third Point LLC anticipates purchasing for our account at a later date or for any other reason that Third Point LLC, as our investment manager, deems appropriate. The success of such hedging strategy will be subject to Third Point LLC’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolio being hedged. Since the characteristics of many securities change as markets change or time passes, the success of such hedging strategy will also be subject to Third Point LLC’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While Third Point LLC may enter into hedging transactions for our account to seek to reduce risk, such transactions may result in a poorer overall performance for our investment portfolio than if it had not engaged in any such hedging transactions. For a variety of reasons, in managing our investment portfolio Third Point LLC may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent Third Point LLC from achieving the intended hedge or expose our investment portfolio to risk of loss.
Our investment portfolio includes investments in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities.
Our investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities. As of December 31, 2013, the fair value of asset-backed securities in our investment portfolio was $325.5 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to investors. If our investment portfolio includes securities that are subordinated to other interests in the same mortgage pool, we may only receive payments after the pool’s obligations to other investors have been satisfied. In addition, our investment portfolio may, from time to time, be invested in structures commonly known as “Re-REMICS,” in which case a trust is further split between a senior tranche and a junior tranche. Third Point LLC usually buys the junior tranche for its funds and the accounts it manages in such circumstances. An unexpectedly high rate of default on mortgages held by a mortgage pool may limit substantially the pool’s ability to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage pools that include

“sub-prime” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio in mortgage-backed securities in the future.
Our investment portfolio may include investments in securities of issuers based outside the United States, including emerging markets, which may be riskier than securities of U.S. issuers.
Under our investment guidelines, Third Point LLC may invest in securities of issuers organized or based outside the United States that may involve heightened risks in comparison to the risks of investing in domestic securities, including unfavorable changes in currency rates and exchange control regulations, reduced and less reliable information about issuers and markets, less stringent accounting standards, illiquidity of securities and markets, higher brokerage commissions, transfer taxes and custody fees, local economic or political instability and greater market risk in general. In particular, investing in securities of issuers located in emerging market countries involves additional risks, such as exposure to economic structures that are generally less diverse and mature than, and to political systems that can be expected to have less stability than, those of developed countries. Other characteristics of emerging market countries that may affect investment in their markets include certain national policies that may restrict investment by foreigners in issuers or industries deemed sensitive to relevant national interests and the absence of developed legal structures governing private and foreign investments and private property. The typically small size of the markets for securities of issuers located in emerging markets and the possibility of a low or nonexistent volume of trading in those securities may also result in a lack of liquidity and in price volatility of those securities. In addition, dividend and interest payments from and capital gains in respect of certain foreign securities may be subject to foreign taxes that may or may not be reclaimable. Finally, many transactions in these markets are executed as a “total return swap” or other derivative transaction with a financial institution counterparty, and as a result our investment portfolio has counterparty credit risk with respect to such counterparty.
In addition, within the Euro-zone, there remains significant market concern as to the potential default of government issuers. In addition to European sovereign debt, we have other assets in our investment portfolio that are Euro-denominated. As of December 31, 2013, approximately $97.5 million by market exposure of our invested assets were denominated in Euros. A devaluation of the Euro could lead to a significant decline in the value of these assets. Should governments default on their obligations, there could be a negative impact on both our direct holdings within our investment portfolio as well as non-government issues held within the country of default.
Third Point LLC’s role as an engaged investor in special situation and distressed investments may subject us or Third Point Re to increased risks including the incurrence of additional legal or other expenses.
As our investment manager, Third Point LLC may invest a portion of our investment portfolio in special situation companies. This generally involves investments in securities of companies in event-driven special situations such as acquisitions, tender offers, bankruptcies, recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Third Point LLC may also invest our portfolio in securities of issuers in weak financial condition, experiencing poor operating results, having substantial financial needs or negative net worth or facing special competitive or product obsolescence issues or that are involved in bankruptcy reorganization proceedings, liquidation or other corporate restructuring. Investments of this type involve substantial financial business risks that can result in substantial or total losses. Among the problems involved in assessing and making investments in troubled issuers is that fact that it frequently may be difficult to obtain information as to the condition of such issuer. The market prices of the securities of such issuers are also subject to abrupt and erratic market movements and above average price volatility and the spread between the bid and asked prices of such securities may be greater than normally expected. It may take a number of years for the market prices of such securities to reflect their intrinsic values, if at all. It is anticipated that some of such securities may not be widely traded, and that a position in such securities may be substantial in relation to the market for such securities.
As a consequence of Third Point LLC’s role as an engaged investor in special situation and distressed investments, our investment portfolio may be subject to increased risk of incurring additional legal, indemnification or other expenses, even if we are not named in any action. In distressed or special situations litigation often follows when disgruntled shareholders, creditors, and other parties seek to recover losses from poorly performing investments. The enhanced litigation risk for distressed companies is further elevated by the potential that Third Point LLC may have controlling or influential positions in the companies. Some of the claims that can be asserted against Third Point LLC as a distressed investor include: aiding and abetting breach of fiduciary duty; equitable subordination of the investor's claims; recharacterization of the investor’s claims; and preference or fraudulent transfer claims. Third Point LLC’s use of short-selling for its funds and the accounts it manages has subjected, and may continue to subject Third Point LLC and the short sellers to increased risk of litigation. Lawsuits can be brought against short sellers of a company’s stock to discourage short selling. Among other claims, these suits may allege libel, conspiracy, and market manipulation.
Third Point LLC’s diminution or loss of service or loss of key employees could materially adversely affect our investment results.
We depend upon Third Point LLC, as our investment manager, to implement our investment strategy. All investment decisions with respect to our investment portfolio are made by Third Point LLC, subject to our investment guidelines, under the general supervision of Daniel S. Loeb. As a result, the success of our investment strategy depends largely upon the abilities of Mr. Loeb. While we may terminate the investment management agreement with Third Point LLC upon the death, long-term disability or retirement of Mr. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC, no assurance can be given that a suitable replacement could be found.
The compensation arrangements of Third Point LLC, as our investment manager, may create an incentive to effect transactions that are risky or speculative.
Our investment management agreement provides for the following two forms of compensation to be paid to Third Point LLC and TP GP:

•
Third Point LLC is entitled to a management fee of 2% annually (less the Founders payment paid to the Lead Investors and Dowling, as described in our investment management agreement), charged monthly, based on net assets under management; and

•
TP GP is entitled to performance compensation based on the appreciation, including unrealized appreciation, in the value of our investment portfolio equal to 20% of net profits, subject to a loss carryforward provision.

While the performance compensation arrangement provides that losses will be carried forward as an offset against net profits in subsequent periods, Third Point LLC generally will not otherwise be penalized for realized losses or decreases in the value of our portfolio. These performance compensation arrangements may create an incentive for Third Point LLC as our investment manager to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.
Increased regulation or scrutiny of alternative investment advisers and certain trading methods such as short selling may affect Third Point LLC’s ability to manage our investment portfolio or affect our business reputation.
The regulatory environment for investment managers is evolving, and changes in the regulation of managers may adversely affect the ability of Third Point LLC to effect transactions in our investment portfolio that utilize leverage or to pursue its trading strategies in managing our investment portfolio. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.

In addition, a number of states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for a period of up to two years after the adviser or certain of its executives or employees make a contribution to certain elected officials or candidates. If Third Point LLC, its employees or affiliates or any service providers acting on their behalf, including, without limitation, a placement agent, fail to comply with such pay-to-play laws, regulations or policies, such non-compliance could have an adverse effect on Third Point LLC and our investment portfolio.
As our investment manager, Third Point LLC routinely engages in short selling for our account in managing our investments. Short sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on short selling certain securities and reporting requirements. Third Point LLC’s ability to execute a short selling strategy in managing our investment portfolio may be materially and adversely impacted by temporary or new permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events. Temporary restrictions or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of our investment portfolio. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions. The SEC might impose different limitations or prohibitions on short selling from those imposed by various non-U.S. regulatory authorities. These different regulations, rules or interpretations might have different effective periods.
Regulatory authorities may, from time to time, impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities may be less likely to lend securities under certain market conditions. As a result, Third Point LLC may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions effected in our investment portfolio, including in the event that Third Point LLC is required to enter into a borrowing arrangement for our account in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and our account will be subject to strict delivery requirements. The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions in our investment portfolio.
An increase in Third Point LLC’s assets under management may adversely affect the returns of our investment portfolio.
It is possible that if the amount of assets Third Point LLC manages for us, in its funds and for other accounts it manages were to increase materially, it could be more difficult for Third Point LLC to invest profitably for those accounts because of the difficulty of trading larger positions without adversely affecting prices and managing risks associated with larger positions. In addition, there can be no assurance that there will be appropriate investment opportunities to accommodate future increase in assets under management, which may force Third Point LLC to modify its investment decisions for the accounts it manages because it cannot deploy all the assets in a manner it desires. Furthermore, due to the overlap of strategies and investments across many of the portfolios managed by Third Point LLC, including its hedge funds, the accounts may be adversely affected in the event of rapid or large liquidations of investment positions held by the accounts due to a lack of liquidity resulting from large position sizes in the same investments held by the other accounts. While the hedge funds managed by Third Point LLC are currently closed for new investment subject to limited exceptions. Third Point LLC may revisit this decision based on market conditions and any increase in assets under management could adversely affect the returns of our investment portfolio.

Risks Relating to Insurance and Other Regulations
Any suspension or revocation of Third Point Re’s reinsurance license would materially impact our ability to do business and implement our business strategy.
Our subsidiary Third Point Re is licensed as a reinsurer only in Bermuda and we do not plan to seek licenses in any other jurisdiction. The suspension or revocation of Third Point Re’s license to do business as a reinsurance company in Bermuda for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or Third Point Re became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.
If we become subject to insurance statutes and regulations in jurisdictions other than Bermuda or there is a change to Bermuda law or regulations or application of Bermuda law or regulations, there could be a significant and negative impact on our business.
Third Point Re, our wholly owned operating subsidiary, is a registered Bermuda Class 4 insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require Third Point Re, among other things:

•	maintain a minimum level of capital, surplus and liquidity;

•	satisfy solvency standards;

•	restrict dividends and distributions;

•	obtain prior approval of ownership and transfer of shares;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda; and

•	provide for the performance of certain periodic examinations of Third Point Re and its financial condition.
These statutes and regulations may, in effect, restrict our ability to write reinsurance policies, to distribute funds and to pursue our investment strategy.
The process of obtaining licenses is very time consuming and costly, and we may not be able to become licensed in a jurisdiction other than Bermuda should we choose to do so. The modification of the conduct of our business resulting from our becoming licensed in certain jurisdictions could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our business by limiting our ability to conduct business as well as subjecting us to penalties and fines.
In addition, the BMA could revoke or suspend Third Point Re’s license in certain circumstances, including circumstances in which (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by Third Point Re or on its behalf for the purposes of any provision of the Insurance Act; (ii) we have ceased to carry on business; (iii) Third Point Re has persistently failed to pay fees due under the Insurance Act; (iv) Third Point Re has been shown to have not complied with a condition attached to its registration or with a requirement made of us under the Insurance Act; (v) we are convicted of an offence against a provision of the Insurance Act; (vi) Third Point Re is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) if any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA suspended or revoked Third Point Re’s license we could lose our exception under the Investment Company Act. See “-We are subject to the risk of becoming an investment company under U.S. federal securities law.”
We are subject to the risk of becoming an investment company under U.S. federal securities law.
The U.S. Investment Company Act of 1940, as amended, or the “Investment Company Act”, regulates certain companies that invest in or trade securities. We rely on an exception under the Investment Company Act that is available to a company organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area has not been well developed and there is a lack of guidance as to the meaning of “primarily and predominantly” under the relevant exception under the Investment Company Act. For example, there is no standard for the amount of premiums that need be written relative to the level of a company’s capital in order to qualify for the exception. If this exception were deemed inapplicable, we would have to seek to register under the Investment Company Act as an investment company, which, under the Investment Company Act, would require an order from the SEC. Our inability to obtain such an order could have a significant adverse impact on our business.
Assuming that we were permitted to register as an investment company, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, our ability to raise additional debt and equity securities or issue stock options or warrants (which could impact our ability to compensate key employees), financial leverage, dividends, board of director composition and transactions with affiliates. Accordingly, if we were required to register as an investment company we would not be able to operate our business as it is currently conducted, nor would we be permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage Third Point LLC as our investment manager, unless we obtained board and shareholder approvals under the Investment Company Act. If Third Point LLC were not our investment manager, we may be required to liquidate our investment portfolio and we would seek to identify and retain another investment manager with a similar investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.
If at any time it were established that we had been operating as an investment company in violation of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we could be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions undertaken during the period in which it was established that we were an unregistered investment company. If, subsequently, we were not permitted or were unable to register as an investment company, it is likely that we would be forced to cease operations.
To the extent that the laws and regulations change in the future so that contracts we write are deemed not to be reinsurance contracts, we will be at greater risk of not qualifying for the Investment Company Act exception. Additionally, it is possible that our classification as an investment company would result in the suspension or revocation of our reinsurance license.
Insurance regulators in the United States or elsewhere may review our activities and claim that we are subject to additional licensing requirements.
We do not presently expect that we will be admitted to do business in any jurisdiction other than Bermuda. In general, Bermuda insurance statutes, regulations and the policies of the BMA are less restrictive than United States state insurance statutes and regulations. We cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we will be subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us.
If in the future we were to become subject to regulation under the laws of any state in the United States or the laws of the United States or of any other country, we may consider various alternatives to our operations. If we attempt to become licensed in another jurisdiction, for instance, we may not be able to do so and the modification of the conduct of our business or the non-compliance with insurance statutes and regulations could significantly and negatively affect our business.

Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
In 2008, the BMA introduced risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiary increased under the Bermuda Solvency Capital Requirement model. While Third Point Re, as operating, currently has excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.
Changes in law or regulations could cause a significant and negative impact on our reinsurance business.
From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. Governmental authorities worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future.
Our exposure to potential regulatory initiatives could be heightened by the fact that we are domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the leading European Union countries.
Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to any changes in the political environment in Bermuda.
The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions. As a result, the BMA has recently implemented and imposed additional requirements on the companies it regulates, such as Third Point Re, as part of its efforts to achieve equivalence under Solvency II, the EU regulatory regime which was enacted in November 2009 and which imposes new solvency and governance requirements across all EU Member States. Although Solvency II was originally supposed to have become effective by November 1, 2012, a proposed Omnibus II directive was to set revised dates for transposition and implementation of Solvency II by the EU Member States. However, there have been a series of delays in the European Parliament vote to approve the Omnibus II directive. Further delay in the implementation of Solvency II is likely, but the extent and nature of the delay is uncertain. The detail of the Solvency II project will be set out in “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. No official drafts for any of these measures have been released. As a result of the delay in implementation of Solvency II, it is unclear when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II.
While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.

Bermuda insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.
Under Bermuda law, for so long as we have an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of our common shares and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.
Changes in accounting principles and financial reporting requirements could result in material changes to our reported results and financial condition.
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating IFRS to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. In addition, U.S. GAAP and IFRS standard setters continue to discuss possible changes to accounting for insurance contracts. Certain of these standards could result in material changes to our reported results of operation. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a summary of pending changes in accounting principles or financial reporting requirements that could affect our results and disclosures.
Risks Relating to Taxation
In addition to the risk factors discussed below, we advise you to read “Certain Tax Considerations” and to consult your own tax advisor regarding the tax consequences to you of your investment in our shares.
We may be subject to United States federal income taxation.
We are incorporated under the laws of Bermuda and we believe that our activities, as contemplated, will not cause us to be treated as engaging in a United States trade or business and will not cause us to be subject to current United States federal income taxation on our net income. However, because there are no definitive standards provided by the Internal Revenue Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature and must be made annually, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that we are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current United States federal income taxation. If we were deemed to be engaged in a trade or business in the United States (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), Third Point Re generally would become subject to United States federal income tax on its income “effectively connected” (or treated as effectively connected) with the U.S. trade or business, and would become subject to the “branch profits” tax on its earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.

United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
PFIC. Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a PFIC. In general, either we or Third Point Re would be a PFIC for a taxable year if 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income.” Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. However, there is very little authority as to what constitutes the active conduct of an insurance business for purposes of the PFIC rules. The IRS has notified taxpayers in IRS Notice 2003-34 that it intends to scrutinize the activities of certain insurance companies located outside of the United States, including reinsurance companies that invest a significant portion of their assets in alternative investment strategies, to determine whether such companies qualify for the active insurance company exception in the PFIC rules.
We believe that our financial reserves are consistent with industry standards and are not in excess of the reasonable needs of our insurance business, and that we are actively engaged in insurance activities that involve sufficient transfer of risk. However, we cannot assure you the IRS will agree with our position and will not successfully assert that we do not qualify for the insurance exception. Moreover, our expectation with respect to any taxable year is based on the amount of risk that we expect to underwrite during that year. If we are unable to underwrite sufficient amount of risk for any taxable year, the Company and/or Third Point Re might be treated as a PFIC. Furthermore, in certain circumstances, we may seek to manage the volatility of our reinsurance results by writing policies that contain certain contractual terms and conditions (such as loss ratio caps), which may cause the IRS to assert that such policies lack sufficient risk transfer to constitute insurance for United States federal income tax purposes, increasing the risk that the Company and/or Third Point Re may be treated as a PFIC. Counsel to the Company and its subsidiaries (the “Group”) is not providing an opinion regarding the Group’s PFIC status due to the absence of applicable authority regarding the active insurance company exception and the dependence of the Group’s PFIC status on the actual operational results and other relevant facts for each taxable year. Prospective investors are urged to consult their own tax advisors to assess their tolerance of this risk.
Recently proposed legislation (The Tax Reform Act of 2014) would modify the insurance exception to require that, for any year (1) our premiums constitute more than 50% of our gross receipts and (2) the amount of our insurance related liabilities (generally, unearned premium reserves and loss and loss adjustment expenses) constitute more than 35% of our assets.  If enacted in its current form, no assurance can be given that we would be able to operate in a manner to satisfy these requirements in any given year.  No assurance can be given as to whether such legislation will be adopted and if so, in what form.
If a U.S. Holder (as defined below) holds our shares during any taxable year in which the Company and Third Point Re are treated as PFICs, such shares will generally be treated as stock in a PFIC for all subsequent years. Certain elections designed to mitigate the adverse consequences of owning shares in a PFIC, including a “Protective QEF Election,” may be available. If you are a United States person, we advise you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules, the advisability of making one of these elections and to assess your tolerance of this risk.
CFC. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power of our shares, which we refer to as United States 10% shareholders, may be subject to the CFC rules. Under the CFC rules, each United States 10% shareholder must annually include its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. In general (subject to the special rules applicable to “related person insurance income” described below), a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares for an uninterrupted period of 30 days or more during any year. We believe that the restrictions placed on the voting power of our shares should generally prevent shareholders who acquire shares from being treated as United States 10%

shareholders of a CFC. We cannot assure you, however, that these rules will not apply to you. If you are a United States person we strongly urge you to consult your own tax advisor concerning the controlled foreign corporation rules.
Related Person Insurance Income. If (a) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect United States shareholders or persons related to such United States shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (b) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, a United States person who owns any shares directly or indirectly on the last day of the taxable year would most likely be required to include its allocable share of our related person insurance income for the taxable year in its income, even if no distributions are made. We do not expect that it is likely that either or both of the 20% gross insurance income threshold or the 20% direct or indirect ownership threshold will be met. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
Dispositions of Our Shares. If a United States shareholder is treated as disposing of shares in a CFC of which it is a United States 10% shareholder, or of shares in a foreign insurance corporation that has related person insurance income and in which United States persons collectively own 25% or more of the voting power or value of the company’s share capital, any gain from the disposition will generally be treated as a dividend to the extent of the United States shareholder’s portion of the corporation’s undistributed earnings and profits, as the case may be, that were accumulated during the period that the United States shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect United States shareholder. Although not free from doubt, we believe it would be reasonable for a U.S. person to take the position that these rules should not apply to dispositions of our shares because we should not have any United States 10% shareholders and will not be directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret the proposed regulations potentially applicable to such dispositions in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.
United States tax-exempt organizations who own our shares may recognize unrelated business taxable income.
A United States tax-exempt organization may recognize unrelated business taxable income if a portion of our subpart F insurance income is allocated to it. In general, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC as discussed above and it is a United States 10% shareholder or we earn related person insurance income and the exceptions described above do not apply. We cannot assure you that United States persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. United States tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our shares.
We may become subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act (“FATCA”) provisions.
The Foreign Account Tax Compliance provisions of the Code (“FATCA”) generally impose a 30% withholding tax regime with respect to (i) certain U.S. source income (including interest and dividends) and gross proceeds from any sale or other disposition after December 31, 2016, of property that can produce U.S. source interest or dividends (“withholdable payments”) and (ii) “passthru payments” (generally, withholdable payments and payments that are attributable to withholdable payments) made by foreign financial institutions (“FFIs”). As a general matter, FATCA was designed to require U.S. persons’ direct and indirect ownership of certain non-U.S. accounts and non-U.S. entities to be reported to the IRS. The application of the FATCA withholding rules will be phased in beginning July 1, 2014, with withholding on foreign passthru payments made by FFIs taking effect no earlier than 2017.
On December 19, 2013, the Bermuda Government entered into a “Model 2” intergovernmental agreement (“IGA”) with the United States to implement FATCA. If we and/or Third Point Re are treated as FFIs for the purposes of FATCA, under the Model 2 IGA, we and/or Third Point Re will be directed to ‘register’ with the IRS by July 1, 2014 and required to comply with the requirements of FATCA, including due diligence, reporting and withholding. Assuming registration and compliance with the terms of an agreement with the IRS (an “FFI Agreement”) pursuant to a Model 2 IGA, an FFI would be treated as FATCA compliant and not subject to withholding. An FFI that satisfies the eligibility, information reporting and other requirements of the IGA will not be subject to the regular FATCA reporting and withholding obligations discussed below.
If the Company and/or Third Point Re are treated as FFIs for purposes of FATCA, withholdable payments and passthru payments made to the Company and/or Third Point Re will be subject to a 30% withholding tax unless an FFI Agreement is in effect, pursuant to which the Company and/or Third Point Re would be required to provide information regarding its U.S. direct or indirect owners and to comply with other reporting, verification, due diligence and other procedures established by the IRS, including a requirement to seek waivers of non-U.S. laws that would prevent the reporting of such information. The IRS may terminate the FFI Agreement if the IRS notifies the Company and/or Third Point Re that it is out of compliance with the FFI Agreement and the Company and/or Third Point Re does not remediate the compliance failure. Even if the Company and Third Point Re are subject to an FFI Agreement, distributions to an investor that are treated as passthru payments generally will be subject to a 30% withholding tax (a) if the investor fails to provide information or take other actions required for the the Company and/or Third Point Re to comply with the FFI Agreement including, in the case of a non-U.S. investor, providing information regarding certain U.S. direct and indirect owners of the investor (and, in certain circumstances, obtaining waivers of non-U.S. law to permit such reporting), or (b) if the investor is an FFI, unless the investor (i) is subject to an FFI Agreement, (ii) establishes that an exemption applies or (iii) is required to comply with FATCA under an applicable IGA.
Under the regulations implementing FATCA, a foreign insurance company (or foreign holding company of an insurance company) that issues or is obligated to make payments with respect to an account is a foreign financial institution. For this purpose, insurance contracts treated as having “cash value” and annuity contracts issued or maintained by a financial institution are considered accounts, and certain term life insurance contracts are not considered accounts. Insurance companies that issue only property and casualty insurance contracts, or that only issue life insurance contracts lacking cash value (or that provide for limited cash value) generally would not be considered FFIs under the final regulations. However, a holding company may be treated as an FFI if it is formed in connection with or availed of by a collective investment vehicle, mutual fund, exchange traded fund, hedge fund, venture capital fund, leveraged buyout fund, or any similar investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Moreover, a company may be treated as an FFI if its gross income is primarily attributable to investing, reinvesting, or trading in financial assets and the entity is managed by an FFI, or the entity functions or holds itself out as an investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Even if the Company and Third Point Re are not treated as FFIs, then depending on whether the shares of the Company are treated as “regularly traded on one or more more established securities markets” under the FATCA rules and whether the income and assets of Third Point Re meet the requirements for the treatment of Third Point Re as an “active NFFE,” withholdable payments to the Company and/or Third Point Re may be subject to a 30% withholding tax unless the Company and/or Third Point Re provide information regarding its U.S. direct or indirect owners.
At this early stage, there can be no certainty as to whether the Company and/or Third Point Re will be subject to the requirements imposed on FFIs under FACTA. We will use reasonable efforts to avoid the imposition of a withholding tax under FACTA, which may include the entering into of an FFI Agreement.
Potential additional application of the Federal Insurance Excise Tax.
The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non‑U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the U.S. or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the U.S. which are located within the U.S. (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear. We have not determined if the FET should be applicable with respect to risks ceded to us by, or by us to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to us by a non-U.S. insurance company, or by us to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to us with respect to such risks.
Change in United States tax laws may be retroactive and could subject us and/or United States persons who own our shares to United States income taxation on our undistributed earnings.
The tax laws and interpretations thereof regarding whether a company is engaged in a United States trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to an insurance company and the regulations regarding related party insurance income are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
We may become subject to taxes in Bermuda after March 31, 2035, which may have a material adverse effect on our results of operations and your investment.
The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. See “Certain Tax Considerations-Bermuda Tax Considerations.” Given the limited duration of the Bermuda Minister of Finance’s assurance, we cannot assure you that we will not be subject to any Bermuda tax after March 31, 2035.
Risks Relating to Our Common Shares
Future sales of shares by existing shareholders could cause our share price to decline.
Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of February 27, 2014, we have 103,921,772 issued and outstanding common shares. A total of 22,252,206 common shares are reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2013, there were share options outstanding which are exercisable (subject to vesting) for 10,981,075 common shares. In addition, as of December 31, 2013, we have reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 4,651,163 common shares.
Approximately 103,921,772 million of our common shares are eligible for sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. Such number does not give effect to options or warrants to purchase common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144A. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Existing holders of our common shares have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future. In the event that we register the common shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to the restrictions contained in the lock-up agreements entered into in connection with our IPO.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
If securities analysts or industry analysts downgrade our ordinary shares, publish negative research or reports or fail to publish reports about our business, our share price and trading volume could decline.
The trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely changes their recommendation regarding our stock or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline.
If the ownership of our common shares continues to be highly concentrated, it could prevent you and other shareholders from influencing significant corporate decisions.
Third Point Reinsurance Ltd. was incorporated on October 6, 2011. On December 22, 2011, KIA TP Holdings, L.P. and KEP TP Holdings, L.P., which are affiliates of Kelso & Company (collectively, “Kelso”) and Pine Brook LVR, L.P., an affiliate of Pine Brook Road Partners, LLC (collectively, “Pine Brook”, and Pine Brook and together with Kelso, the “Lead Investors” and each individually, a “Lead Investor”), Dowling Capital Partners I, L.P., an affiliate of Dowling Capital Management, LLC (collectively, “Dowling”), P RE Opportunities Ltd. (“PROL”), Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and our chief executive officer John R. Berger (collectively, the “Founders”), together with certain members of management, committed $533.0 million to capitalize Third Point Reinsurance Ltd. As of December 31, 2013, Kelso, Pine Brook, the Loeb Entities, Dowling, PROL and Mr. Berger own approximately 25.2%, 12.6%, 5.8%, 1.5%, 5.0%, and 0.5% , of our issued and outstanding common shares, respectively on an as converted basis after giving effect to the issuance of warrants representing the right to receive 4,651,163 common shares. As a result, the Founders could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common shares.
The interests of our existing shareholders may conflict with the interests of our other shareholders. In connection with our IPO our board of directors adopted corporate governance guidelines that, among other things, addressed potential conflicts between a director’s interests and our interests. In addition, we adopted a Code of Business Conduct and Ethics that, among other things, required our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to our general counsel. These corporate governance guidelines and Code of Business Conduct and Ethics will not, by themselves, prohibit transactions with our Founders.
We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure and other requirements applicable to emerging growth companies could make our common shares less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting and other requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We expect to remain an emerging growth company until the earliest of (a) the last day of our fiscal year following the fifth anniversary of our initial public offering (b) the last day of our fiscal year in which we have annual gross revenue of $1.0 billion or more; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (d) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) have been required to file annual, quarterly and current reports under the Securities Exchange Act of 1934 for a period of at least 12 calendar months, and (3) have filed at least one annual report pursuant to the Securities Act of 1934. As a result, we may qualify as an emerging growth company until as late as December 31, 2018.
We cannot predict whether investors will find our common shares less attractive if we choose to rely on one or more of these exemptions or if our decision to avail ourselves of the reduced requirements may make it more difficult for investors and securities analysts to evaluate our company. If some investors find our common shares less attractive as a result of our decision to utilize one or more of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common shares and the market price of our common shares may be adversely affected.
Under Section 102(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pursuant to Section 107(b) of the Jumpstart Our Business Startups Act, we have irrevocably elected to “opt out” of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our share price.
We are required to file annual, quarterly and other reports with the SEC. We need to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, under the listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of resources and management oversight which increases our operating costs, including as a result of our engagement of a third party to assist us in developing our internal audit function. Such requirements also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other shareholder communications, in compliance with the federal securities laws and NYSE rules;

•	maintain comprehensive compliance, investor relations and internal audit functions; and

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 unless we choose to utilize the exemption from such attestation requirement available to “emerging growth companies.” As described above, we expect to qualify as an emerging growth company until December 31, 2018. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common shares. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the NYSE, or other regulatory authorities.
We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
We do not intend to declare and pay dividends on our share capital for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares.
We may repurchase our common shares without our shareholders' consent.
Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell to us at fair market value the minimum number of common shares which is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders if our board of directors reasonably determines, in good faith, that failure to exercise our option would result in such adverse consequences or treatment.
Holders of our shares may have difficulty effecting service of process on us or enforcing judgments against us in the United States.
We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets are located in jurisdictions outside the United States. As such, we have been advised that there is doubt as to whether:

•
a holder of our shares would be able to enforce, in the courts of Bermuda, judgments of United States courts against persons who reside in Bermuda based upon the civil liability provisions of the United States federal securities laws;

•	a holder of our shares would be able to enforce, in the courts of Bermuda, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws;

•
a holder of our shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers who reside outside the United States based solely upon United States federal securities laws.

Further, we have been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of United States courts, and there are grounds upon which Bermuda courts may not enforce judgments of United States courts. Because judgments of United States courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.
U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.
The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors: Bermuda law provides that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. Under Delaware law such transaction would not be voidable if:

•
the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•
such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction were specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•
the transaction were fair as to the corporation as of the time it was authorized, approved or ratified. Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

Business Combinations with Large Shareholders or Affiliates: As a Bermuda company, we may enter into business combinations with our large shareholders or affiliates, including mergers, asset sales and other transactions in which a large shareholder or affiliate receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders, without obtaining prior approval from our board of directors or from our shareholders. If we were a Delaware corporation, we would need prior approval from our board of directors or a super-majority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Our bye-laws include a provision restricting business combinations with interested shareholders consistent with the corresponding Delaware statute. See “Description of Share Capital-Certain Bye-laws Provisions-Business Combinations.”
Shareholders’ Suits: The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, a court would consider acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.
Indemnification of Directors: We have entered into indemnification agreements with our directors. The indemnification agreements provide that we will indemnify our directors or officers or any person appointed to any committee by the board of directors acting in their capacity as such in relation to any of our affairs for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to the company other than in respect of his own fraud or dishonesty. See “Certain Relationships and Related Party Transactions, and Director Independence.” Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.
Provisions in our bye-laws may reduce or increase the voting rights of our shares.
In general, and except as provided under our bye-laws and as described below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any United States person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.
Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.
We are authorized under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If any holder fails to respond to this request or submits incomplete or inaccurate information, we may, in our sole discretion, eliminate the shareholder’s voting rights. Any shareholder must give notice to the Company within ten days following the date it owns 9.5% of our common shares.
Our bye-laws contain provisions that could discourage takeovers and business combinations that our shareholders might consider in their best interests.
Our bye-laws include certain provisions that could have the effect of delaying, deterring, preventing or rendering more difficult a change in control of us that our shareholders might consider in their best interests.
For example, our bye-laws:

•	provide the right of shareholders to act by majority written consent for so long as the Lead Investors and the Loeb Entities collectively hold at least 35% of our issued and outstanding common shares;

•	establish a classified board of directors;

•	require advance notice of shareholders’ proposals in connection with annual general meetings;

•	authorize our board to issue “blank cheque” preferred shares;

•
prohibit us from engaging in a business combination with a person who acquires at least 15% of our common shares for a period of three years from the date such person acquired such common shares unless board and shareholder approval is obtained prior to the acquisition;

•
require that directors only be removed from office for cause by majority shareholder vote once the Lead Investors and the Loeb Entities cease to collectively hold at least 35% of our issued and outstanding shares;

•	provide that vacancies on the board, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	allow each of Kelso and Pine Brook to appoint one director for so long as they hold not less than 25% of the number of shares respectively held as of December 22, 2011;

•	require a supermajority vote of shareholders to effect certain amendments to our memorandum of association and bye-laws; and

•
provide a consent right on the part of Kelso, Pine Brook and Daniel S. Loeb to any amendments to our bye-laws or memorandum of association which would have a material adverse effect on their rights for so long as they hold not less than 25% of the number of shares respectively held as of December 22, 2011.

Any such provision could prevent our shareholders from receiving the benefit from any premium to the market price of our common shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of any of these provisions could adversely affect the prevailing market price of our common shares if they were viewed as discouraging takeover attempts in the future.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We do not own any facilities or real estate. We lease office space at Chesney House in Pembroke, Bermuda, pursuant to a two-year lease agreement. This two-year lease is scheduled to expire on November 30, 2015. We believe for the foreseeable future this office space will be sufficient for us to conduct our operations.
Item 3. Legal Proceedings
We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the reinsurance industry, we will be subject to litigation and arbitration from time to time in the ordinary course of business.
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
Item 4. Mine Safety Disclosures

Not applicable.
Executive Officers of the Registrant
Set forth below is information, as of February 27, 2014, concerning the Company’s executive officers.

Name	Age	Position
John R. Berger	61	Chairman of the Board, Chief Executive Officer and Chief Underwriting Officer
J. Robert Bredahl	51	Chief Financial Officer and Chief Operating Officer
Christopher S. Coleman	40	Chief Accounting Officer
Manoj K. Gupta	38	SVP, Underwriting; and Lead Portfolio Manager, Third Point Reinsurance Investment Management Ltd.
Daniel V. Malloy	54	Executive Vice President-Underwriting
Tonya L. Marshall	42	Executive Vice President, General Counsel and Secretary
Michael McKnight	53	Chief Actuary and Chief Risk Officer
Anthony Urban	53	Executive Vice President-Underwriting
John R. Berger - Mr. Berger is our Chairman, Chief Executive Officer and Chief Underwriting Officer and has served in this position since December 22, 2011. Mr. Berger is an insurance industry veteran with over thirty years of experience, the majority of which was spent as the principal executive officer of three successful reinsurance companies. Mr. Berger served as Chief Executive Officer, Reinsurance and Vice Chairman of the Board of Alterra Capital Holdings Limited (previously known as Max Capital Group Ltd.) from May 2010. He also served as Chairman of Alterra Reinsurance Limited (previously known as Harbor Point Re Limited), Chief Executive Officer of Alterra Capital Services Inc. (previously known as Harbor Point Services, Inc.), and as a Director of Alterra Agency Limited (Harbor Point Agency Limited), New Point III Limited and New Point Re III Limited. From August 1998 to December 2005, he was the Chief Executive Officer and President of Chubb Re, Inc. From November 1983 to August 1998, he held various positions at F&G Re, including Chief Executive Officer and President. Following the acquisition of USF&G by The St. Paul Companies, from April 1998 until August 1998 he served as President of the North American Treaty operation of St. Paul Re and President of F&G Re. Prior to 1983, Mr. Berger was an Underwriter at General Re and Prudential Reinsurance. Mr. Berger is a Member of the Board of Directors of the Reinsurance Association of America. He earned an undergraduate degree in Economics from Princeton University and an MBA from Rutgers University.
J. Robert Bredahl - Mr. Bredahl is our Chief Financial Officer and Chief Operating Officer and has served in these positions since February 2012. Prior to joining the Company in February 2012, Mr. Bredahl was the Chief Executive Officer of Aon Benfield Securities, Aon’s Investment Banking Group, and the President of the Americas division of Aon Benfield, the premier reinsurance intermediary and capital advisor, from November 2008 to January 2012. Prior to Aon’s acquisition of Benfield in November 2008, Mr. Bredahl held various senior level positions at Benfield and at the time of acquisition was Chief Executive Officer of Benfield U.S. Inc. and of Benfield Advisory. Prior to joining Aon Benfield in March 2002, he served as Chief Executive Officer of Inreon PLC and Managing Director and Head of U.S. Derivative Sales for Barclays Capital. Mr. Bredahl earned a Bachelor of Arts degree in Economics from Middlebury College. While at Aon Benfield Securities he held several securities licenses, including the Series 24, Series 7, and Series 63.
Christopher S. Coleman - Mr. Coleman is our Chief Accounting Officer and has served in this position since April 2013. Prior to joining the Company, Mr. Coleman was the Chief Financial Officer of Alterra Bermuda Limited, the principal operating subsidiary of Alterra Capital Holdings Limited (“Alterra”). Prior to Max Capital Group Ltd.’s acquisition of Harbor Point Limited to form Alterra in May 2010, Mr. Coleman was the Senior Vice President, Chief Accounting Officer of Harbor Point Limited. Mr. Coleman joined Harbor Point Limited in March 2006. From 2002 to 2006, Mr. Coleman worked for PricewaterhouseCoopers in Bermuda as a Senior Manager within the audit and advisory practice specializing in clients in the insurance and reinsurance industry. Mr. Coleman started his career with Arthur Andersen in 1995 working in the Hartford office before relocating to the Bermuda office in 2001. Mr. Coleman graduated from Central Connecticut State University in 1995 with a Bachelor of Science degree in Accounting. Mr. Coleman is a Certified Public Accountant and a Chartered Accountant and is a member of the American Institute of Certified Public Accountants and the Institute of Chartered Accounts of Bermuda.
Manoj K. Gupta - Mr. Gupta has held the position of SVP, Underwriting with the Company since April 16, 2012 and the position of Lead Portfolio Manager of Third Point Reinsurance Investment Management Ltd. since June 15, 2012. Prior to joining the Company Mr. Gupta was the lead portfolio manager for catastrophe reinsurance at Goldman

Sachs Asset Management (“GSAM”), one of the world’s largest asset management firms and a subsidiary of Goldman Sachs Group. During his tenure at GSAM from October 2006 until April 2012, Mr. Gupta launched three standalone catastrophe risk funds and also placed reinsurance risk within the firm’s multi-strategy hedge funds. Prior to joining GSAM, Mr. Gupta was a leader of reinsurance broker Benfield’s alternative capacity and credit risk solutions efforts. Prior to joining Benfield in April 2003, Mr. Gupta was head of business development and strategic planning at Inreon, a reinsurance trading platform co-sponsored by Swiss Re and Munich Re, and a management consultant for McKinsey & Company. Mr. Gupta graduated from University of Waterloo, Canada with a Bachelor of Applied Science in Electrical Engineering.
Daniel V. Malloy - Mr. Malloy is our Executive Vice President-Underwriting, a position he has served in since January 23, 2012. Prior to joining the Company. Mr. Malloy worked at Aon Benfield from 2003 co-leading the Specialty Lines practice groups, which were responsible for providing clients and brokers with primary and reinsurance market updates, peer analytics, new product ideas, growth initiatives and placement assistance. Specialty Lines includes the casualty, professional liability, surety, workers’ compensation, property risk, environmental, structured reinsurance and MGA practices. Mr. Malloy has almost 32 years of reinsurance experience including 10 years of structured reinsurance underwriting. Before joining Aon Benfield, he was President and a board member of Stockton Reinsurance Ltd. in Bermuda from 1998 to 2003. His experience with structured reinsurance began when he served as President of Centre Re Bermuda where he was employed from 1993 to 1998. Mr. Malloy began his reinsurance career in 1981 working as a reinsurance broker for Sedgwick Re for twelve years. Mr. Malloy holds a Bachelor of Arts degree in biology from Dartmouth College.
Tonya L. Marshall - Ms. Marshall is our Executive Vice President, General Counsel and Secretary, a position she has served in since February 2012. She is responsible for the group legal function and acts as corporate secretary for us. Prior to joining us, Ms. Marshall was the General Counsel and Board Secretary for The Bank of N.T. Butterfield & Son Limited, an international banking, asset and wealth management group headquartered in Bermuda, where she was responsible for the group’s legal function and acted as corporate secretary to the group’s holding company from November 2008 to January 2012. Prior to joining Butterfield in 2008, Ms. Marshall was employed by the international law firm of Conyers Dill & Pearman Limited (“Conyers”) from September 1998 to August 2008, where her practice included all aspects of corporate and commercial law with a particular focus on public company and insurance/reinsurance company matters. In the course of her employment with Conyers, Ms. Marshall also served as a director or alternative director to various Bermuda companies for which Conyers provided legal advice, corporate secretarial and registered office services. Ms. Marshall holds a B.Comm from Dalhousie University, an LL.B. from the University of Buckingham and a Diploma in Legal Practice from the Oxford Institute of Legal Practice.
Michael McKnight - Mr. McKnight is our Chief Actuary and Chief Risk Officer and has served in this position since February 2012. He was the Chief Actuary of Reinsurance for Alterra Capital Holdings Limited (previously known as “Max Capital Group Ltd.”) from August 2004 until September 2010. In that position, he reviewed and approved new and renewal reinsurance transactions, analyzed all bound reinsurance contracts and projected ultimate loss and reserve values, and maintained and updated the company’s Return on Equity (ROE) models. Prior to Alterra, Mr. McKnight was Managing Director & Chief Underwriting Officer of Gerling Global International Reinsurance Co. Ltd. (Barbados). In addition to his underwriting duties, he completed loss and expense actuarial reserve studies on all bound business, and set reserves at required levels. From July 1994 until August 2001, Mr. McKnight was a Consulting Actuary and Profit Center Manager for the actuarial firm of Milliman, USA. He worked on a wide variety of actuarial projects, including pricing, reserving, mergers and acquisitions and Dynamic Financial Analysis. He worked in the Atlanta and London offices, before taking over the Bermuda practice in February 1998. Mr. McKnight began his actuarial career in 1985 at Atlanta International Insurance Company (an Alexander & Alexander company-now Aon). He also worked at two personal lines companies (Integon & Direct Response Group) where he was responsible for pricing and reserving for a variety of books, including auto, homeowners and warranty. Mr. McKnight has a Bachelor of Science in Applied Mathematics from Valdosta State University. He is an Associate of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. He is the former president of the Casualty Actuaries of Bermuda.
Anthony Urban - Mr. Urban is our Executive Vice President-Underwriting, in which position he has served since October 2011. He is the former President and Chief Executive Officer of JRG Reinsurance Company, Ltd. (“JRG Re”) a Bermuda based reinsurance company, which he helped establish in January 2008 with an initial capitalization of $250 million. Prior to JRG Re, from December 2002 to July 2007, Mr. Urban was the Chief Underwriting Officer and Head of Reinsurance Operations of Endurance Reinsurance Corporation of America. Prior to Endurance, from November 2000 to November 2002, Mr. Urban served as the Executive Vice President and Chief Underwriting Officer of AXA Corporate Solutions Reinsurance Company (“AXA”), where he managed a reinsurance portfolio of approximately $500 million in premium and a program book of business of approximately $300 million in premium. Prior to AXA, from June 1986 to October 2000, Mr. Urban was employed as a Senior Vice President and Chief Production Officer at Constitution Reinsurance Corporation. Mr. Urban started his career as a Pricing Analyst at North American Reinsurance (Swiss Re) in September 1983. Mr.  Urban has a Bachelor of Arts degree from Dartmouth College, Hanover, New Hampshire.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on August 15, 2013. On February 25, 2014, the latest practicable date, the last reported sale price of our common shares was $15.05 per share and there were 171 holders of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
The following table sets forth, for the periods indicated, the high and low sales price per share of our common shares as reported by the NYSE:

Fiscal 2013	High	Low
3rd Quarter (starting on August 15, 2013)	$14.58	$12.88
4th Quarter	18.71	14.44
Dividends
We do not currently expect to declare or pay dividends on our common shares for the foreseeable future. Instead, we intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In addition, under the Companies Act, we may not declare or pay a dividend if there are reasonable grounds for believing that we are, or would after the payment be, unable to pay our liabilities as they become due or that the realized value of our assets would thereafter be less than our liabilities.
Recent Sales of Unregistered Securities
From January 1, 2013 through December 31, 2013, we granted an employee options to purchase an aggregate of 348,836 common shares under the Third Point Reinsurance Limited Share Incentive Plan, at exercise prices ranging from $10.89 to $20.89 per share.
From January 1, 2013 through December 31, 2013, we granted an employee 5,000 restricted shares pursuant to a Restricted Share Award Agreement, with a fair value of $11.76.
The issuance of the shares and share options were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), under the Section 4(2) of the Securities Act or Rule 701 or Regulation S as promulgated under the Securities Act.
The above-referenced shares issuable upon exercise of the options were registered pursuant to our registration statement on Form S-8, File No. 333-190724, on August 20, 2013.
Issuer Purchases of Equity Securities
None.

Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2013:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column 1)

Equity Compensation plans approved by shareholders	10,981,075	$13.23	10,613,975
Equity compensation plans not approved by shareholders	—	N/A	—
Total	10,981,075	$13.23	10,613,975

(1) Represents the number of shares associated with options outstanding as of December 31, 2013.
(2) Represents the weighted average exercise price of options disclosed
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.
Performance
The following graph compares the cumulative total shareholder return on our common shares from the date of the Company's initial public offering on August 15th, 2013 through to December 31, 2013 to the cumulative total return of (1) S&P 500 Composite Stock Index ("S&P 500 Index") and (2) the Dow Jones Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

	Base Period
Company Name/Index	15-Aug-13	30-Aug-13	16-Sep-13	30-Sep-13	15-Oct-13	30-Oct-13	15-Nov-13	30-Nov-13	16-Dec-13	31-Dec-13
tThird Point Reinsurance Ltd - TPRE	$100.00	$105.52	$109.92	$115.92	$122.80	$127.20	$120.24	$133.28	$132.16	$148.24
■S&P 500 Index	$100.00	$98.61	$101.61	$101.83	$102.94	$106.66	$107.78	$108.70	$107.54	$111.26
▲Dow Jones U.S. P & C Insurance Index	$100.00	$98.12	$100.78	$103.19	$104.25	$106.62	$108.40	$110.02	$106.55	$110.31

1.	The above graph assumes that the value of the investment was $100 on August 15, 2013.

2.
This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6 Selected Financial Data.
The selected consolidated statements of operations data for fiscal 2013, fiscal 2012 and the period from October 6, 2011 (date of incorporation) to December 31, 2011, and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	2013	2012	2011
	(In thousands, except share and per share data)
Selected Statement of Income (Loss) Data:
Gross premiums written	$401,937	$190,374	$—
Gross premiums ceded	(9,975)	—	—
Net premiums written	391,962	190,374	—
Change in net unearned premium reserves	(171,295)	(93,893)	—
Net premiums earned	220,667	96,481	—
Net investment income	253,203	136,422	—
Total revenues	473,870	232,903	—
Loss and loss adjustment expenses incurred, net	139,812	80,306	—
Acquisition costs, net	67,944	24,604	—
General and administrative expenses	33,036	27,376	1,130
Total expenses	240,792	132,286	1,130
Income (loss) including non-controlling interests	233,078	100,617	(1,130)
Income attributable to non-controlling interests	(5,767)	(1,216)	—
Net income (loss)	$227,311	$99,401	$(1,130)
Earnings (loss) per share (1):
Basic	$2.58	$1.26	$(0.01)
Diluted (8)	$2.54	$1.26	$(0.01)
Weighted average number of common shares:
Basic	87,505,540	78,432,132	78,432,132
Diluted (8)	88,970,531	78,598,236	78,432,132
Property and Casualty Reinsurance Segment - Selected Ratios (2):
Loss ratio (3)	65.7%	83.2%	n/a
Acquisition cost ratio (4)	31.5%	25.5%	n/a
General and administrative expense ratio (5)	10.3%	21.0%	n/a
Combined ratio (6)	107.5%	129.7%	n/a

Net investment return on investments managed by TP LLC (7)	23.9%	17.7%	n/a

(1) Basic earnings (loss) per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares. Diluted earnings (loss) per share are based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under stock plans using the treasury stock method.
      U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘‘participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. We treat our unvested restricted stock as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share.

(2) Underwriting ratios are for the property and casualty reinsurance segment only. See additional information in Note 22 of the Notes to Consolidated Financial Statements.
(3) Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net, by net premiums earned.
(4) Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.
(5) General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.
(6) Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

(7) Net investment return represents the return on our investments managed by Third Point LLC, net of fees.
(8) During the quarter, it was determined that diluted earnings per share for the prior periods had been calculated incorrectly, which resulted in an understatement of diluted earnings per share. See additional information in Note 2 of the Notes to the Consolidated Financial Statements.

	2013	2012	2011
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total investments in securities and commodities	$1,460,864	$937,690	$—
Cash and cash equivalents (1)	31,625	34,005	603,841
Restricted cash and cash equivalents	193,577	77,627	—
Securities purchased under and agreement to sell	38,147	60,408	—
Reinsurance balances receivable, net	191,763	84,280	—
Deferred acquisition costs, net	91,193	45,383	—
Loss and loss adjustment expenses recoverable	9,277	—	—
Total assets	2,159,890	1,402,017	605,263
Reinsurance balances payable	9,081	—	—
Deposit liabilities (2)	120,946	50,446	—
Unearned premium reserves	265,187	93,893	—
Loss and loss adjustment expense reserves	134,331	67,271	—
Total liabilities	649,494	473,696	19,838
Shareholders' equity attributable to shareholders (3)	1,391,661	868,544	585,425
Non-controlling interests	118,735	59,777	—
Total shareholders' equity	$1,510,396	$928,321	$585,425

Book value per share data:
Book value per share (4)	$13.48	$11.07	$9.73
Diluted book value per share (5)	$13.12	$10.89	$9.73

Selected ratios:
Growth in diluted book value per share (6)	20.5%	11.9%	n/a
Return on beginning shareholders' equity (7)	23.4%	13.0%	n/a

(1) Cash and cash equivalents consists of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
(2) Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.

(3) Shareholders’ equity attributable to shareholders and total shareholders’ equity as of December 31, 2011 is reflected net of subscriptions receivable of $177.5 million in accordance with SEC Regulation S-X.

(4) Book value per share is a non-GAAP financial measure. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, by the number of issued and outstanding shares at period end. See the reconciliation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Book Value Per Share and Diluted Book
      Value Per Share.”

(5) Diluted book value per share is a non-GAAP financial measure. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. See the reconciliation under “Management’s Discussion and Analysis of Financial Condition and
      Results of Operations—Book Value Per Share and Diluted Book Value Per Share.”

(6) Growth in diluted book value per share is calculated by taking the change in diluted book value per share divided by the beginning of period diluted book value per share.
(7) Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income by the beginning of year shareholders’ equity attributable to shareholders. For purposes of determining
      December 31, 2011 shareholders’ equity attributable to shareholders, we add back the impact of subscriptions receivable to shareholders’
      equity attributable to shareholders. For the year ended December 31, 2013, we have also adjusted the beginning shareholders' equity for the impact of the issuance of shares in our IPO on a weighted average basis. These adjustments lower the stated returns on beginning shareholders' equity. See the reconciliation under "Management's Discussion and Analysis of Financial Condition and Results of
      Operations - Return on Beginning Shareholders' Equity."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with

Part II, Item 6. "Selected Financial Data", and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("Annual Report").
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to our Introductory Note to this Annual Report and the risks and uncertainties described in Part I, Item 1A “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended December 31.
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
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves and the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty.
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounting contracts are collected before losses are paid and proceeds are returned on deposit accounting contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and generate investment returns. Although float can be calculated using numbers determined under U.S. GAAP, float is a non-GAAP financial measure and, therefore, there is no comparable U.S. GAAP measure.
We believe that our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float. In addition, we expect that float will grow over time as our reinsurance operations expand.
Catastrophe Risk Management
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. We write excess of loss catastrophe reinsurance exclusively through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. On June 15, 2012, we established the Catastrophe Fund, the Catastrophe Fund Manager and the Catastrophe Reinsurer, in partnership with Hiscox. Our partnership with Hiscox is governed by a shareholders’ agreement that provides for certain matters relating to governance of the Catastrophe Fund Manager and restrictions on the transfers of its shares. Our investment in and management of the Catastrophe Fund allows us to provide a product that is important to most of our reinsurance clients and to earn fee income over time. Because the Catastrophe Fund is capitalized in part by investments from unrelated parties, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses is limited to our investment in the Catastrophe Fund, which as of December 31, 2013 was $54.8 million. We anticipate that our property catastrophe exposures will consistently remain relatively low when compared to many other reinsurers with whom we compete and there are no additional guarantees or recourse to us beyond our investment.
The Catastrophe Fund Manager is a property catastrophe fund management company, which began writing catastrophe risk through the Catastrophe Fund and related Catastrophe Reinsurer on January 1, 2013. The Catastrophe Fund Manager receives fee income in the form of management fees and performance fees from the Catastrophe Fund. We own 85% of the Catastrophe Fund Manager and Hiscox owns the remaining 15%. We consolidate the Catastrophe Fund Manager’s results in our consolidated results with a non-controlling interest recorded for the 15% Hiscox ownership. The objective of the Catastrophe Fund is to achieve positive uncorrelated investment returns by transacting, through the Catastrophe Reinsurer, in a portfolio of collateralized reinsurance treaties and other insurance-linked securities, including catastrophe bonds and industry loss warranties. The Catastrophe Reinsurer is a Bermuda based special purpose insurer authorized to write collateralized property catastrophe reinsurance business. The Catastrophe Fund owns 100% of the voting, non-participating, common shares and 100% of the non-voting, participating, preferred shares of the Catastrophe Reinsurer.
As of December 31, 2013, the Catastrophe Fund had a net asset value of $104.0 million, of which our share was $54.8 million. As a result of our controlling interest in the Catastrophe Fund, we are required to consolidate the results of the Catastrophe Fund and the Catastrophe Reinsurer. The Catastrophe Fund is actively seeking new third party investments and we expect our interest to drop in the future which would potentially allow us to deconsolidate the Catastrophe Fund. However, market conditions have been challenging due to the recent launch of several similar funds and a drop in catastrophe reinsurance pricing. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.
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
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of our investment portfolio, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income, net investment return on investments managed by Third Point LLC, book value per share, diluted book value per share, growth in diluted book value per share and return on beginning shareholders’ equity.

Non-GAAP Financial Measures
We have included financial measures that are not calculated under standards or rules that comprise accounting principles generally accepted in the United States (GAAP).  Such measures, including net underwriting income (loss), combined ratio, book value per share, diluted book value per share and return on beginning shareholders' equity, are referred to as non-GAAP measures. These non-GAAP measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of the underlying business. These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP.  Reconciliations of such measures to the most comparable GAAP figures are referenced below in accordance with Regulation G.
The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2013 and 2012 and the period from October 6, 2011 (incorporation date) to December 31, 2011:

	2013	2012	2011
	(In thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(15,828)	$(28,719)	n/a
Combined ratio (1)	107.5%	129.7%	n/a

Key investment return metrics:
Net investment income	$253,203	$136,422	n/a
Net investment return on investments managed by Third Point LLC	23.9%	17.7%	n/a

Key shareholders' value creation metrics:
Book value per share (2)	$13.48	$11.07	$9.73
Diluted book value per share (2)	$13.12	$10.89	$9.73
Growth in diluted book value per share (2)	20.5%	11.9%	n/a
Return on beginning shareholders' equity (3)	23.4%	13.0%	n/a

(1) Net underwriting loss and combined ratio are Non-GAAP financial measures. See Note 22 of the accompanying consolidated financial statements for an explanation and calculation of net underwriting loss and combined ratio.

(2) Book value per share and diluted book value per share are Non-GAAP financial measures. See reconciliation below for calculation of book value per share and diluted book value per share.
(3) Return on beginning shareholders’ equity is a Non-GAAP financial measure. See reconciliation below for calculation of return on beginning shareholders’ equity.
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income or loss. We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to the underwriting activities.
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
Net investment income for the years ended December 31, 2013 and 2012 was comprised of the following:

	2013	2012
	($ in thousands)
Net investment income on float	$26,953	4,901
Net investment income on capital	226,751	131,967
Net investment income on investments managed by Third Point LLC	253,704	136,868
Deposit liabilities and reinsurance contracts investment expense	(4,922)	(446)
Investment income on cash collateral held by the Catastrophe Reinsurer	86	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	4,335	—
	$253,203	$136,422
Net Investment Return on Investments Managed by Third Point LLC
The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interest. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders and is a commonly used calculation to measure profitability. For purposes of this calculation, we add back the impact of subscriptions receivable to shareholders’ equity attributable to shareholders as of December 31, 2011. For the year ended December 31, 2013, we have also adjusted the beginning shareholders' equity for the impact of the issuance of shares in our IPO on a weighted average basis. These adjustments lower the stated returns on beginning shareholders' equity.
Return on beginning shareholders' equity for the years ended December 31, 2013 and 2012 was calculated as follows:

	2013	2012
	($ in thousands)
Net income	$227,311	$99,401
Shareholders' equity attributable to shareholders - beginning of period	868,544	585,425
Subscriptions receivable	—	177,507
Impact of weighting related to shareholders' equity from IPO	104,502	—
Adjusted shareholders' equity attributable to shareholders - beginning of period	973,046	762,932
Return on beginning shareholders' equity	23.4%	13.0%
Book Value Per Share and Diluted Book Value Per Share
We believe that long-term growth in diluted book value per share is the most important measure of our financial performance. Book value per share as used by our management is a non-GAAP measure, as it is calculated after deducting the impact of non-controlling interests. Diluted book value per share is also a non-GAAP measure and represents book value per share reduced for the impact from dilution of all in-the-money share options issued, warrants and unvested restricted shares outstanding as of any period end.
For the year ended December 31, 2013, book value per share increased by $2.41 per share, or 21.8%, to $13.48 per share from $11.07 per share as of December 31, 2012. For the year ended December 31, 2013, diluted book value per share increased by $2.23 per share, or 20.5%, to $13.12 per share from $10.89 per share as of December 31, 2012.
The increase in basic and diluted book value per share for the year was driven primarily from net income partially offset by the offering costs incurred with our IPO. The growth in diluted book value per share was also impacted by warrants and share compensation issued to our Founders, employees, directors and an advisor, including the additional warrants and options that became exercisable as a result of meeting the performance condition after the IPO.
The following table sets forth the computation of basic and diluted book value per share as of December 31, 2013 and 2012:

	2013	2012
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders' equity	$1,510,396	$928,321
Less: non-controlling interests	118,735	59,777
Shareholders' equity attributable to shareholders	1,391,661	868,544
Effect of dilutive warrants issued to Founders and an advisor	46,512	36,480
Effect of dilutive share options issued to directors and employees	101,274	51,670
Diluted book value per share numerator:	$1,539,447	$956,694
Basic and diluted book value per share denominator:
Issued and outstanding shares	103,264,616	78,432,132
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	3,648,006
Effect of dilutive share options issued to directors and employees	8,784,861	5,167,045
Effect of dilutive restricted shares issued to directors and employees	657,156	619,300
Diluted book value per share denominator:	117,357,796	87,866,483

Basic book value per share	$13.48	$11.07
Diluted book value per share	$13.12	$10.89

Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.

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
Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and loss experience of the underlying coverage. Loss and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a number of years.
Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes and other direct expenses that relate to our writing reinsurance contracts and are presented net of commissions ceded under reinsurance contracts. We amortize deferred acquisition costs over the related contract term in the same proportion that the premiums are earned.
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders, pursuant to the investment management agreement and performance fees we pay to Third Point Advisors LLC. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to Third Point Advisors LLC. We include these expenses in net investment income in our consolidated statement of income.
General and administrative expenses consist primarily of salaries, benefits and related payroll costs, including costs associated with our incentive compensation plan, share compensation expenses, legal and accounting fees, travel and client entertainment, fees relating to our letter of credit facilities, information technology, occupancy and other general operating expenses.
Critical Accounting Policies and Estimates
See Note 2 of our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting and reporting policies.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are (1) premium revenue recognition including evaluation of risk transfer, (2) loss and loss adjustment expense reserves, and (3) fair value measurements related to our investments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Premium Revenue Recognition including evaluation of Risk Transfer
We estimate the ultimate premiums for the entire contract period and record this estimate at the inception of the contract, to the extent that the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers.
Premiums written are earned over the contract period in proportion to the period of risk covered. Unearned premiums represent the portion of premiums written that relate to the unexpired term of the contracts in force.
Premiums for retroactive reinsurance contracts, where we have evaluated and concluded that risk transfer has occurred, are earned at the inception of the contract, as all of the underlying loss events covered by these contracts occurred in the past. Any underwriting profit at inception of a retroactive reinsurance contract is deferred and recognised over the estimated future payout of the loss and loss adjustment expenses reserves. Any underwriting loss at inception of a retroactive reinsurance contract is recognised immediately.
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Along with uncertainty regarding the underlying business volume, our contracts also contain a number of contractual features that can significantly impact the amount of premium that we ultimately recognize. These include commutation provisions, multi-year contracts with cancellation provisions, provisions to return premium at the expiration of the contract in certain circumstances. In certain contracts, these provisions can be exercised by the client, in some cases provisions can be exercised by us and in other cases by mutual consent. In addition, we write a small number of large contracts and the majority of our property and casualty reinsurance segment premiums written to date has been quota share business. As a result, we may be subject to greater volatility around our premium estimates compared to other property and casualty companies. We continuously monitor the premium estimate of each of our contracts considering the cash premiums received, reported premiums, discussions with our clients regarding their premium projections as well as evaluating the potential impact of contractual features. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Changes in premium estimates do not necessarily result in a direct impact to net income or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by pro rata changes in acquisition costs and net loss and loss adjustment expenses.
During the year ended December 31, 2013, we recorded $(35.7) million of changes in premium estimates on prior years' contracts, primarily due to return premiums on certain contracts that expired during the period with a provision within the contract to return the unearned premiums at expiration. However, there was minimal impact on net income of these changes in premium estimates for the year ended December 31, 2013.
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting. See Note 12 of the notes to consolidated financial statements for additional information on deposit contracts entered into to date.
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
We perform an actuarial projection of our reserves quarterly and have a third-party actuarial review performed annually. All reserves are estimated on an individual contract basis; there is no aggregation of contracts for projection of ultimate loss or reserves.
We initially reserve every individual contract to the expected loss and loss expense ratio in the pricing analysis. As loss information is received from the cedents, we incorporate other actuarial methods in our projection of ultimate losses and, hence, reserves. In our pricing analysis, we typically utilize a significant amount of information unique to the individual client and, when necessary, supplement the analysis with industry data. Industry data primarily takes the form of paid and incurred development patterns from statutory financial statements and statistical agencies. For our actuarial reserve projections, the relevant information we receive from our reinsurance clients include premium estimates, paid loss and loss adjustment expenses and case reserves. We review the data for reasonableness and research any anomalies. On each contract, we compare the expected paid and incurred amounts at each quarter-end with actual amounts reported. We also compare premiums received with projected premium receipts at each quarter end.
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
We do not produce a range of IBNR reserves. However, a 10% increase in IBNR reserves would translate into a 0.7% decrease in total shareholders’ equity as of December 31, 2013 and a 0.7% decrease in total shareholders’ equity as of December 31, 2012.
Fair value measurements
Our investments are managed by Third Point LLC and are carried at fair value. Our investment manager, Third Point LLC, has a formal valuation policy that sets forth the pricing methodology for investments to be used in determining the fair value of each security in our portfolio. The valuation policy is updated and approved at least on an annual basis by Third Point LLC’s valuation committee (the “Committee”), which is comprised of officers and employees who are senior business management personnel of Third Point LLC. The Committee meets on a monthly basis. The Committee’s role is to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviews any due diligence performed and approves any changes to current or potential external pricing vendors.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by us, and last closing ask price if held short by us.
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by Third Point LLC. Valuation techniques, using information obtained from Third Point LLC, may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, we or Third Point LLC may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide us or Third Point LLC with a written report documenting their recommended valuation as of the determination date for the specified investments.
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
Our derivatives are recorded at fair value. Third Point LLC values exchange-traded derivative contracts at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by third party sources when available; otherwise, fair values are obtained from counterparty quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
As an extension of our underwriting activities, the Catastrophe Reinsurer has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the consolidated balance sheets at fair value, with the offset recorded in net investment income in the consolidated statements of income (loss).  These contracts are valued on the basis of models developed by us, which approximates fair value.
Our holdings in asset-backed securities (“ABS”) are substantially invested in residential mortgage-backed securities (“RMBS”). The balance of the ABS positions were held in commercial mortgage-backed securities, collateralized debt obligations and student loan asset-backed securities. These investments are valued using dealer quotes or recognised third-party pricing vendors. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. Investors in these classes of ABS may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, investors may be exposed to significant market and liquidity risks.
We value our investments in affiliated investment funds at fair value, which is an amount equal to the sum of the capital account in the limited partnership generally determined from financial information provided by the investment manager of the investment funds. The resulting net gains or net losses are reflected in the consolidated statement of income.
The fair values of investments are estimated using prices obtained from third-party pricing services, when available. However, situations may arise where we believe that the fair value provided by the third-party pricing service does not represent current market conditions.  In those situations, Third Point LLC may use dealer quotes to value the investments.  For securities that we are unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from Third Point LLC.
We perform several processes to ascertain the reasonableness of the valuation of all of our investments comprising our investment portfolio, including securities that are categorized as Level 2 and Level 3 within the fair value hierarchy. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from Third Point LLC, (ii) obtaining and reviewing monthly NAV and investment return reports received directly from our third-party fund administrator which are compared to the reports noted in (i), and (iii) monthly update discussions with Third Point LLC regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from outside service providers.
For the years ended December 31, 2013 and 2012, there were no changes in the valuation techniques as it relates to the above.
Monetary assets and liabilities denominated in foreign currencies are translated at the closing rates of exchange as of December 31, 2013. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the consolidated statement of income.
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

•

•
Level 2 – Observable inputs to the valuation methodology other than unadjusted quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include, but are not limited to, prices quoted for similar assets or liabilities in active markets/exchanges, prices quoted for identical or similar assets or liabilities in markets that are not active and fair values determined through the use of models or other valuation methodologies.

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
While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available. As a result, we believe market conditions will remain challenging in the near term. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other ILS vehicles and the absence of significant catastrophe events during 2013. We and most other market participants believe that pricing for property catastrophe reinsurance treaties that renewed on January 1, 2014 dropped by more than 10% on average. Pricing for other types of traditional reinsurance, which are less attractive to collateralized reinsurance vehicles due to their longer loss development and claims payment periods, is also under pressure but not to the same degree as property catastrophe reinsurance.
Our direct exposure to falling property catastrophe prices is contained within the Catastrophe Fund and limited to our $54.8 million investment in the Catastrophe Fund and the contingent profit commission we receive from managing the Catastrophe Fund which had assets under management of $104.0 million as of December 31, 2013. The expected overall impact on our results, however, is tempered by the Catastrophe Fund’s portfolio construction and focus on smaller, regional companies, which have experienced more modest price decreases. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.
In non-catastrophe lines of business, we focus on segments and clients where there is relatively more attractive pricing opportunities due to the strength of our relationships, uniqueness of our reinsurance solutions or an acute need for reinsurance capital as result of a client’s rapid growth or historical poor performance. Most of our senior management team have spent decades within the reinsurance market and as they cultivate their relationships with intermediaries and reinsurance buyers, we are seeing an increased flow of submissions in the lines and types of reinsurance that we target. Although we are typically presented by brokers with proposed structures on syndicated deals, we work to improve and enhance the proposed solution for the client while improving our economics and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These often take the form of loss portfolio transfers or adverse development reserve covers where clients want capital relief and enhanced investment returns on the reserves. Many of our primary insurance company clients are growing gross premium primarily through realizing rate increases and, to a lesser extent, expansion of the number of policies they write. As a consequence, their need for quota share reinsurance has increased. Finally, the number of distressed insurance company situations, for which our customized solutions may be helpful, appears to be increasing.
Despite the fact that market conditions have deteriorated over the past year, we believe that there are several market developments that indicate a potential for improving market conditions in the medium term. These include improving pricing in several primary insurance lines of business which historically have flowed through to the reinsurance market, decelerating reserve releases from prior underwriting years, and historically low yields from investment portfolios consisting mostly of long-only, investment grade, shorter-term, fixed income securities. Companies with historically low yields from their investment portfolios are now focused on the need for pricing increases to offset the continued drop in investment income or on increasing the risk profile of their investment portfolios, which consumes more of their risk capital.

Consolidated Results of Operations—Years ended December 31, 2013 and 2012 and Period from October 6, 2011 (date of incorporation) to December 31, 2011
For the year ended December 31, 2013, our net income increased by $127.9 million, or 128.7%, to $227.3 million, compared to net income of $99.4 million for the year ended December 31, 2012 and a net loss of $1.1 million for the period from October 6, 2011 (date of incorporation) to December 31, 2011.
The increase in net income for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to the following:

•
The net underwriting loss from our property and casualty reinsurance segment for the year ended December 31, 2013 was $15.8 million, compared to a net underwriting loss of $28.7 million for the year ended December 31, 2012. The combined ratio for the year ended December 31, 2013 was 107.5% compared to 129.7% for the year ended December 31, 2012.

•
Our catastrophe risk management segment contributed net income of $3.4 million for the year ended December 31, 2013 compared to a net loss of $1.5 million for the year ended December 31, 2012. The Catastrophe Reinsurer wrote no business before January 1, 2013. The year ended December 31, 2012 included certain start-up related expenses related to formation of this segment.

•
For the year ended December 31, 2013, we recorded net investment income of $253.2 million, compared to $136.4 million for the year ended December 31, 2012. The return on investments managed by Third Point LLC was 23.9% for the year ended December 31, 2013 compared to 17.7% for the year ended December 31, 2012.

We were formed on October 6, 2011 and received proceeds from our initial capitalization in December 2011. For the period from October 6, 2011 to December 31, 2011, we incurred $1.1m of general and administrative expenses related to initial start-up costs.
Segment Results—Years ended December 31, 2013 and 2012
The determination of our business segments is based on the manner in which management monitors the performance of our operations. Our business currently comprises two operating segments—Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes our investment results and general and administrative expenses related to our corporate activities.
Property and Casualty Reinsurance
Gross premiums written. Gross premiums written increased by $203.2 million, or 106.7%, to $393.6 million for the year ended December 31, 2013 from $190.4 million for year ended December 31, 2012.
We began underwriting on January 1, 2012 and continue to cultivate our underwriting relationships with intermediaries and reinsurance buyers and as a result submission flow continues to increase. We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognised in a period. In addition, our quota share contracts are subject to significant judgment in the amount of premiums that we ultimately recognize. Changes in premium estimates are recorded in the period they are determined and can be significant. We also offer customized solutions to our clients, including adverse development covers, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers, which are considered retroactive reinsurance contracts, at the inception of the contract. This premium recognition policy can further distort the comparability of premiums earned in a period and trends.
As a result of these factors, we may experience volatility in the amount of gross premiums written and earned and period to period comparisons may not be meaningful.

The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2013 and 2012:

	2013		2012
	($ in thousands)
Property	$67,612	17.2%	$103,174	54.2%
Casualty	210,017	53.4%	44,700	23.5%
Specialty	115,959	29.4%	42,500	22.3%
	$393,588	100.0%	$190,374	100.0%

The change in gross premiums written for the year ended December 31, 2013 compared to the year ended December 31, 2012 was driven by:
Factors resulting in increases:

•
We wrote $269.0 million of new business for the year ended December 31, 2013, consisting of $19.5 million of new property business, $143.4 million of new casualty business and $106.1 million of new specialty business.

•
Changes in renewal premiums during the year ended December 31, 2013 resulted in increased premiums of $21.7 million. Premiums can change on renewals of contracts for a number of factors including: changes in our line size or participation, changes in the underlying premium volume of the client's program, pricing trends as well as other contractual terms and conditions. The increase was primarily due to one contract that was written for one year in 2012 and renewed as a two year contract in 2013 with other generally offsetting changes on other renewal business.

•	We amended two existing contracts to increase coverage resulting in $21.0 million of premium.
Factors resulting in decreases:

•
Reductions in premium estimates relating to prior years' contracts were $35.7 million for the year ended December 31, 2013 primarily due to return premiums on contracts that expired during the period that included provisions within the contract to return the unearned premiums at expiration. For contracts that renewed or were written in 2013 with these provisions, we considered the expected return premium in determining our initial premium estimates.

•
We did not renew four reinsurance contracts accounting for $72.8 million of premiums for the year ended December 31, 2012, with three of the contracts not renewing as a result of pricing and other changes in reinsurance contract structure, terms and conditions. In addition, our crop contract which accounted for $42.5 million of premium for the year ended December 31, 2012 was written in 2013 with a new counterparty and is included as $35.0 million of new business above.

Premiums ceded. The $10.0 million of premiums ceded for the year ended December 31, 2013 related to the purchase of retrocessional protection related to our one assumed crop contract. There was no premiums ceded for the year ended December 31, 2012.
Net premiums earned. Net premiums earned for the year ended December 31, 2013 increased $116.1 million, or 120.3%, to $212.6 million. Third Point Reinsurance Company Ltd. ("Third Point Re") began underwriting on January 1, 2012. The year ended December 31, 2013 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written and increased premiums from renewals, compared to the year ended December 31, 2012. In addition, the year ended December 31, 2013, includes net premiums earned of $39.8 million related to retroactive reinsurance contracts where we recorded the gross premiums written and earned at the inception of the contract. We did not write any retroactive reinsurance contracts for the year ended December 31, 2012.
Net loss and loss adjustment expenses. Net loss and loss expenses for the year ended December 31, 2013 was $139.6 million, or 65.7% of net premiums earned, compared to $80.3 million, or 83.2% of net premiums earned, for the year ended December 31, 2012.

The reinsurance contracts that we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses) and; therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves and do not include acquisition related and other expenses. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period.
The decrease in the loss ratio for the year ended December 31, 2013 was primarily due to the crop losses that were recorded in the year ended December 31, 2012. During the year ended December 31, 2012, we increased our crop loss from our initial loss estimate by $13.4 million, or 21.3 percentage points. This crop reinsurance contract accounted for $10.0 million of net underwriting loss for the year ended December 31, 2012.
We recorded $1.3 million, or 0.6 percentage points, of net favorable prior years' reserve development for the year ended December 31, 2013. We commenced underwriting in 2012 and therefore did not have any prior years' reserve development for the 2012 year.
For the year ended December 31, 2013, we also recorded a decrease of $3.4 million in loss and loss adjustment expense reserves due to a decrease in our premium estimate related to our crop contract. The reserve and premium adjustments generally offset resulting in no net underwriting income or net loss ratio impact for the year ended December 31, 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs are presented net of commissions ceded under reinsurance contracts. Acquisition costs for the year ended December 31, 2013 were $67.0 million, or 31.5% of net premiums earned, compared to $24.6 million, or 25.5% of net premiums earned, for the year ended December 31, 2012. The acquisition cost ratio for the year ended December 31, 2013 was higher due to a change in business mix. The acquisition cost ratio for the year ended December 31, 2012 included a higher proportion of net premiums earned related to one crop contract which had a lower acquisition cost ratio.
The reinsurance contracts that we write have a wide range of acquisition cost ratios. As a result, our acquisition cost ratio can vary significantly from period to period depending on the mix of business. For example, our property quota share contracts have a higher initial acquisition cost ratio compared to other casualty and specialty lines of business. Property quota share contracts have a higher expense component due to inuring catastrophe reinsurance which increases the acquisition cost ratio on those contracts.  Our property quota share contracts are structured to limit the amount of property catastrophe exposure we assume.  As a result, inuring catastrophe reinsurance for the property catastrophe exposure reduces the amount of premium we assume relative to the acquisition costs or is an additional component of the acquisition costs. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses) and therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts generally have a low initial acquisition cost ratio. In addition, we record the gross premiums written and earned for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period. Furthermore, a number of our contracts have a sliding scale or profit commission feature that will vary depending on the expected loss expense for the contract. As a result, changes in estimates of loss and loss adjustment expenses on a contract can result in changes in the sliding scale commissions and a contract's overall acquisition cost ratio.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 were $21.8 million, or 10.3% of net premiums earned, compared to $20.3 million, or 21.0% of net premiums earned, for the year ended December 31, 2012.
The increase in general and administrative expenses for the year ended December 31, 2013 compared to the prior year period was primarily due to additional share compensation expense as a result of the performance condition having been met as a result of the IPO. In addition, we have increased headcount and related staff costs as we continued to build out our management team and infrastructure throughout 2012 and 2013. These increases were partially offset by employee signing bonuses included in the year ended December 31, 2012. Although the general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio is lower due to proportionately higher net premiums earned compared to the prior year period.
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
Gross premiums written. Gross premiums written of $8.3 million for the year ended December 31, 2013 consisted of property catastrophe business written.
Net premiums earned. Net premiums earned was $8.1 million for the year ended December 31, 2013.
Net investment income. Net investment income of $4.4 million for the year ended December 31, 2013 consisting of $4.3 million related to net gain on derivative reinsurance contracts written by the Catastrophe Reinsurer.
Net loss and loss adjustment expenses. Net loss and loss adjustment expenses was $0.2 million for the year ended December 31, 2013 relating to tornadoes, hail and severe thunderstorms that occurred in the United States of America in March 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs for the year ended December 31, 2013 were $1.0 million, or 11.9% of net premiums earned.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 were $3.9 million compared to $1.5 million for the year ended December 31, 2012. The Catastrophe Reinsurer and Catastrophe Fund were incorporated in June 2012 and the Catastrophe Reinsurer did not begin underwriting until January 1, 2013. The 2012 period reflects certain start-up related expenses compared to a full period of operations for 2013. General and administrative expenses consist of costs associated with the employee leasing agreement, cat modeling and legal and accounting expenses.
Corporate function
Investment results
For the year ended December 31, 2013, we recorded net investment income of $248.8 million, compared to $136.4 million for the year ended December 31, 2012.
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The return on investments managed by Third Point LLC was 23.9% for the year ended December 31, 2013 compared to 17.7% for the year ended December 31, 2012. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy:

	2013	2012
Long/short equities	17.5%	7.8%
Asset-backed securities	3.0%	2.3%
Corporate credit	2.1%	3.2%
Macro and other	1.3%	4.4%
	23.9%	17.7%

The returns for the year ended December 31, 2013 were driven primarily by equity positions and to a lesser extent by gains in structured credit, corporate credit and macro positions. Net investment income for the year ended December 31, 2013 also benefited from higher average investments managed by Third Point LLC compared to the prior year periods due to the net proceeds generated by our IPO and float contributed by our property and casualty reinsurance operations.
All of our assets managed by Third Point LLC are held in a separate account and managed under an investment management agreement whereby Third Point Advisors LLC, an affiliate of Third Point LLC, has a non-controlling interest in the assets held in the separate account. The value of the non-controlling interest is equal to the amounts invested by Third Point Advisors LLC, plus performance fees paid by us to Third Point Advisors LLC and investment gains and losses thereon.
Also impacting net investment income for the year ended December 31, 2013 was the allocation of $4.9 million of net investment expense related to deposit and reinsurance contracts compared to $0.4 million for the year ended December 31, 2012.
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
General and administrative expenses related to corporate activities
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a related headcount analysis. For the year ended December 31, 2013, general and administrative expenses allocated to the corporate function were $7.3 million compared to $5.6 million for the year ended December 31, 2012. The increase compared to the prior year period was primarily due to additional share compensation expense as a result of a performance condition relating to vesting having been met as a result of the IPO. In addition, we have increased headcount and related staff costs as we continued to build out our management team and infrastructure throughout 2012 and 2013. These increases were partially offset by employee signing bonuses included in the year ended December 31, 2012. We also incurred increased legal and other professional advisor expenses for the year ended December 31, 2013 as a result of now operating as a public company.
General and administrative expenses for the period from October 6, 2011 (date of incorporation) to December 31, 2011 included $1.1 million related to start-up expenses.

Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is valued to market each day. Pursuant to our investment guidelines as specified in our Investment Management Agreement with Third Point LLC, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of OECD high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses or on not less than 30 days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy all liquidity requirements.
General
The Company is a holding company and has no substantial operations of its own. Its assets consist primarily of its investments in subsidiaries. The Company’s ability to pay dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries.
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Under the Companies Act, as amended, a Bermuda company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment, be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Under the Insurance Act, Third Point Re, as a Class 4 insurer, is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where Third Point Re, as a Class 4 insurer, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, Third Point Re, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio.
As of December 31, 2013, Third Point Re could pay dividends in 2014 to the Company of approximately $325.9 million (2012 - $206.1 million) without providing an affidavit to the BMA.
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
Cash flows provided by operating activities for the year ended December 31, 2013 were $9.2 million compared to cash flows used in operating activities of $32.6 million for the year ended December 31, 2012 and cash flows used in operating activities of $1.6 million for the period from October 6, 2011 (date of incorporation) to December 31, 2011. Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.

Cash flows used in investing activities for the year ended December 31, 2013 were $397.6 million compared to cash flows used in investment activities of $766.0 million for the year ended December 31, 2012. The cash flows used in investing activities for the year ended December 31, 2013 reflects the investment of the net proceeds from our IPO and the investment of float generated by our reinsurance operations. The cash flows used in investing activities for the year ended December 31, 2012, reflected the initial investment of our portfolio. There were no cash flows used for investing activities for the period from October 6, 2011 (date of incorporation) to December 31, 2011.
Cash flows provided by financing activities for the year ended December 31, 2013 were $386.0 million compared to $228.7 million for the year ended December 31, 2012 and $605.4 million for the period from October 6, 2011 (date of incorporation) to December 31, 2011. The cash flows from financing activities for the year ended December 31, 2013 relate primarily to the net proceeds generated by our IPO and new deposit liability contracts entered into in the year ended December 31, 2013. The cash flows from financing activities for the year ended December 31, 2012 consisted of the receipt of subscriptions receivable, net of costs. The cash flows from financing activities for the period from October 6, 2011 (date of incorporation) to December 31, 2011 consisted of the net proceeds generated from the initial capitalization of the Company.
For the period from inception until December 31, 2013, we have had sufficient cash flow from proceeds of our initial capitalization and IPO and from operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from underwriting activities and investment income. We may incur indebtedness in the future if we determine that it would be an efficient part of our capital structure.
In addition, we expect that the net proceeds from our IPO and cash flow from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that the net proceeds from our IPO, combined with existing cash and cash equivalents, investment returns and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all.
We do not believe that inflation has had a material effect on our consolidated results of operations to date. The effects of inflation are considered implicitly in pricing our reinsurance contracts. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. However, the actual effects of inflation on our results cannot be accurately known until claims are ultimately resolved.
Cash and restricted cash and cash equivalents
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
Restricted cash and cash equivalents consist of cash held with brokers securing letters of credit issued under letter of credit facilities.

Letter of Credit Facilities

As of December 31, 2013, we had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank (1)	150,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2014	60 days prior to termination date
	$300,000

(1)	Effective January 1, 2013, the Citibank facility was reduced from $250 million to $150 million.
As of December 31, 2013, $127.3 million (December 31, 2012 - $60.9 million) of letters of credit, representing 42.4% of the total available facilities, had been drawn upon (December 31, 2012 – 15.3% (based on total available facilities of $400 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of December 31, 2013, total cash and cash equivalents with a fair value of $100.6 million (December 31, 2012 - $64.8 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-” or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants as of December 31, 2013.
Financial Condition
Shareholders’ equity
As of December 31, 2013, total shareholders’ equity was $1,510.4 million compared to $928.3 million as of December 31, 2012. This increase was primarily due to net proceeds of $286.0 million generated in our IPO, net income of $227.3 million and contributions from non-controlling interests of $88.3 million consisting of $25.3 million related to additional capital called by the Catastrophe Fund and $62.3 million related to the investment joint venture, primarily as a result of performance fees earned for 2013. These increases were partially offset by distributions of non-controlling interests of $35.1 million related to the investment joint venture.
Investments
As of December 31, 2013, total cash and net investments managed by Third Point LLC at fair value was $1,581.0 million compared to $972.3 million as of December 31, 2012. The increase was primarily due to the net proceeds of $286.0 million generated in our IPO, float generated by our reinsurance operations and net investment income for the year ended December 31, 2013.

Contractual Obligations

As of December 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$134,221	$68,922	$36,566	$12,936	$15,797
Other operating agreements (2)	1,653	547	1,106	—	—
Rental leases (3)	770	402	368	—	—
Deposit liabilities (4)	148,061	679	65,402	43,094	38,886
	$284,705	$70,550	$103,442	$56,030	$54,683

(1)
We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns by contract. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Please refer to Critical Accounting Estimates-Reserve for losses and loss expenses for additional information.

(2)
On December 20, 2011, Third Point Reinsurance Company Ltd. acquired from Netjets Sales Inc., two 12.5%, five year, undivided interests in two aircraft. The agreement with Netjets provides for monthly management fees, occupied hourly fees and other fees.

(3)	We lease office space at Chesney House in Bermuda. This two year lease is scheduled to expire on November 30, 2015, with an option to renew for an additional three years.

(4)
See Note 12 to consolidated financial statements for detailed information on deposit liability contracts. For purposes of this contractual obligations table, we have included estimates of future interest accruals and what we expect the deposit liability contracts would settle for at their probable commutation dates.

Off-Balance Sheet Commitments and Arrangements
We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio and disclosed in our notes to consolidated financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2013, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices.

Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of December 31, 2013, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $111.5 million, or 7.1% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
As of December 31, 2013, 100% of our reinsurance contracts were denominated in U.S. dollars, and any losses related to these contracts would be paid in U.S. dollars. As such, were not exposed to foreign currency risk with regard to our underwriting operations as of December 31, 2013.
Third Point LLC continually measures foreign currency exposures in the investment portfolio and compares current exposures to historical movement within the relevant currencies. Within the typical course of business, Third Point LLC may decide to hedge foreign currency risk within our investment portfolio by using short-term forward contracts; however, from time to time Third Point LLC may determine not to hedge based on its views of the likely movements of the underlying currency.
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2013, our total net (short) exposure to foreign denominated securities represented (6.2)% of our investment portfolio including cash and cash equivalents, was $(97.7) million.
The following table summarizes the net impact that 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of December 31, 2013:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$8,873	0.56%	$(8,873)	(0.56)%
Japanese Yen	341	0.02%	(341)	(0.02)%
British Pound	783	0.05%	(783)	(0.05)%
Other	631	0.04%	(631)	(0.04)%
Total	$10,628	0.67%	$(10,628)	(0.67)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(1,434)	(0.09)%	$2,364	0.15%
Asset Backed Securities(1)	(9,240)	(0.59)%	9,471	0.60%
Net exposure to interest rate risk	$(10,674)	(0.68)%	$11,835	0.75%

(1)
Includes instruments for which durations are available on December 31, 2013. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of rate changes.

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
As of December 31, 2013, our investment portfolio included exposure to changes in commodity prices, through ownership of physical commodities and commodity-linked securities. We purchase such investments from time to time from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation. As of December 31, 2013, a 10% decline in the price of each of these commodities and commodity-linked securities would have resulted in a loss of $0.3 million in the fair value of our total net investments managed by Third Point LLC.
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
Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements for the year ended December 31, 2013 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.
Under Section 102(b) of the Jumpstart Our Business Startups Act, an “emerging growth company” such as the Company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pursuant to Section 107(b) of the Jumpstart Our Business Startups Act, we have irrevocably elected to “opt out” of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Item 8. Financial Statements and Supplementary Data

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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

Item 9B. Other Information

Not applicable.
Part III

Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this item relating to the executive officers of the Company may be found starting at page 60. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.
Item 11. Executive Compensation

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information relating to this item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information”.

The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

This item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1*	Memorandum of Association
3.1.1	Certificate of Deposit of Memorandum of Increase of Share Capital
3.2	Bye-laws of Third Point Reinsurance Ltd.
4.1*	Specimen Common Share Certificate
4.2*	Registration Rights Agreement, by and among the Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.3*	Warrant to Purchase Common Shares issued to KEP TP Holdings, L.P., dated as of December 22, 2011
4.4*	Warrant to Purchase Common Shares issued to KIA TP Holdings, L.P., dated as of December 22, 2011
4.5*	Warrant to Purchase Common Shares issued to Pine Brook LVR, L.P., dated as of December 22, 2011
4.6*	Warrant to Purchase Common Shares issued to P RE Opportunities Ltd., dated as of December 22, 2011
4.7*	Warrant Subscription Agreement, by and among Third Point Reinsurance Ltd. and each of the signatories thereto, dated as of December 22, 2011
4.8*	Agreement among Members by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.9*	Founders’ Agreement, by and among Third Point Reinsurance Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P.
4.10*	Closing Side Letter, dated as of December 22, 201
10.1*
Joint Venture and Investment Management Agreement, by and among Third Point Reinsurance Ltd., Third Point Reinsurance Company, Ltd., Third Point Advisors LLC and Third Point LLC, dated as of December 22, 2011

10.2***	Employment Agreement between Third Point Reinsurance Ltd. and John R. Berger, dated as of December 22, 2011
10.3***	Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of January 26, 2012
10.4***	Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of January 23, 2012
10.5***	Share Incentive Plan
10.6***	Form of Restricted Share Award Agreement
10.6.1**	Form of Director Restricted Share Award Agreement
10.7***	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8***	Form of Director Service Agreement
10.8.1**	Form of Director Service Agreement (Adopted November 2013)
10.9***	Management Compensation Cash Bonus Pool
10.10***	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan
10.11***	Third Point Reinsurance Ltd. Annual Incentive Plan
10.22*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011
10.23*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Company Ltd., dated as of December 22, 2011
10.24*	Net Retained Lines Quota Share Reinsurance Contract issued to Narragansett Bay Insurance Company, dated as of January 31, 2013

10.25*	Shareholders Agreement between Third Point Reinsurance Investment Management Ltd., Third Point Reinsurance Ltd. and Hiscox Insurance Company (Bermuda) Limited, dated as of December 11, 2012
10.26†	Letter Agreement dated as of December 22, 2011
10.27***	Section 409A Specified Employee Policy
10.28***	Director and Officer Indemnification Agreement
10.28.1	Schedule of Signatories to the Director and Officer Indemnification Agreement
10.29**	Director Compensation Policy
14.1*	Code of Ethics
21.1*	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney signed by each of the members of the Board of Directors on February 25, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1±	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated by reference to the exhibit of the same number filed as part of the Company’s registration statement on Form S-1 (File No. 333-189960) which was declared effective by the Securities and Exchange Commission on August 14, 2013.

**	Management contracts or compensatory plans or arrangements

±
This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933, as amended (Securities Act).

††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on this 27th day of February, 2014.
THIRD POINT REINSURANCE LTD.
(Registrant)

By:	/s/ John R. Berger
Name: John R. Berger

Title:	Chief Executive Officer and Chairman
of the Board

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ John R. Berger		Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2014
John R. Berger

/s/ J. Robert Bredahl		Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 27, 2014
J. Robert Bredahl

/s/ Christopher S. Coleman		Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
Christopher S. Coleman

*		Director	February 27, 2014
Christopher L. Collins

*		Director	February 27, 2014
Steven E. Fass

*		Director	February 27, 2014
Rafe de la Gueronniere

*		Director	February 27, 2014
Mary R. Hennessy

*		Director	February 27, 2014
Neil McConachie

*		Director	February 27, 2014
Mark Parkin

*		Director	February 27, 2014
William Spiegel

*		Director	February 27, 2014
Joshua L. Targoff

* By:	/s/ Tonya L. Marshall
Name: Title:	Name: Tonya L. Marshall Attorney-in-Fact

THIRD POINT REINSURANCE LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	F-2
Audited Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Income (Loss) for the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation) to December 31, 2011	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation) to December 31, 2011	F-6
Notes to the Consolidated Financial Statements	F-7
Schedule I - Summary of Investments - Other than Investments in Related Parties	F-46
Schedule II - Condensed Financial Information of Registrant	F-47
Schedule III - Supplementary Insurance Information	F-50
Schedule IV - Reinsurance	F-51
All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Third Point Reinsurance Ltd. and its subsidiaries listed on the above index.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Third Point Reinsurance Ltd.
We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders' equity and cash flows for years ended December 31, 2013 and 2012 and the period from October 6, 2011 (date of incorporation) to December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Third Point Reinsurance Ltd. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period from October 6, 2011 (date of incorporation) to December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young Ltd.

Ernst & Young Ltd.
Hamilton, Bermuda
February 27, 2014

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2013	December 31, 2012
Assets
Equity securities, trading, at fair value (cost - $824,723; 2012 - $450,766)	$954,111	$500,929
Debt securities, trading, at fair value (cost - $408,754; 2012 - $249,110)	441,424	279,331
Other investments, at fair value	65,329	157,430
Total investments in securities and commodities	1,460,864	937,690
Cash and cash equivalents	31,625	34,005
Restricted cash and cash equivalents	193,577	77,627
Due from brokers	98,386	131,785
Securities purchased under an agreement to sell	38,147	60,408
Derivative assets, at fair value	39,045	25,628
Interest and dividends receivable	2,615	2,088
Reinsurance balances receivable	191,763	84,280
Deferred acquisition costs, net	91,193	45,383
Loss and loss adjustment expenses recoverable	9,277	—
Other assets	3,398	3,123
Total assets	$2,159,890	$1,402,017
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses	$9,456	$5,278
Reinsurance balances payable	9,081	—
Deposit liabilities	120,946	50,446
Unearned premium reserves	265,187	93,893
Loss and loss adjustment expense reserves	134,331	67,271
Securities sold, not yet purchased, at fair value	56,056	176,454
Due to brokers	44,870	66,107
Derivative liabilities, at fair value	8,819	12,992
Interest and dividends payable	748	1,255
Total liabilities	649,494	473,696
Commitments and contingent liabilities	—	—
Shareholders' equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 103,888,916 (2012: 78,432,132))	10,389	7,843
Additional paid-in capital	1,055,690	762,430
Retained earnings	325,582	98,271
Shareholders’ equity attributable to shareholders	1,391,661	868,544
Non-controlling interests	118,735	59,777
Total shareholders' equity	1,510,396	928,321
Total liabilities and shareholders' equity	$2,159,890	$1,402,017

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation)
to December 31, 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2013	2012	2011
Revenues
Gross premiums written	$401,937	$190,374	$—
Gross premiums ceded	(9,975)	—	—
Net premiums written	391,962	190,374	—
Change in net unearned premium reserves	(171,295)	(93,893)	—
Net premiums earned	220,667	96,481	—
Net investment income	253,203	136,422	—
Total revenues	473,870	232,903	—
Expenses
Loss and loss adjustment expenses incurred, net	139,812	80,306	—
Acquisition costs, net	67,944	24,604	—
General and administrative expenses	33,036	27,376	1,130
Total expenses	240,792	132,286	1,130
Income (loss) including non-controlling interests	233,078	100,617	(1,130)
Income attributable to non-controlling interests	(5,767)	(1,216)	—
Net income (loss)	$227,311	$99,401	$(1,130)
Earnings (loss) per share
Basic	$2.58	$1.26	$(0.01)
Diluted	$2.54	$1.26	$(0.01)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	87,505,540	78,432,132	78,432,132
Diluted	88,970,531	78,598,236	78,432,132
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation)
to December 31, 2011
(expressed in thousands of U.S. dollars, except share amounts)

	2013	2012	2011
Common shares
Balance, beginning of period	78,432,132	78,432,132	—
Issuance of common shares	25,456,784	—	78,432,132
Balance, end of period	103,888,916	78,432,132	78,432,132
Common shares
Balance, beginning of period	$7,843	$7,843	$—
Issuance of common shares	2,546	—	7,843
Balance, end of period	10,389	7,843	7,843
Additional paid-in capital
Balance, beginning of period	762,430	756,219	—
Issuance of common shares, net	283,460	(197)	756,219
Fair value of Founder and advisor warrants	3,747	—	13,627
Fair value of warrants qualifying as shareholders' equity	(3,747)	—	(13,627)
Share compensation expense	9,800	6,408	—
Balance, end of period	1,055,690	762,430	756,219
Subscriptions receivable
Balance, beginning of period	—	(177,507)	—
Subscriptions due from shareholders	—	—	(177,507)
Receipt of subscriptions due from shareholders	—	177,507	—
Balance, end of period	—	—	(177,507)
Retained earnings (deficit)
Balance, beginning of period	98,271	(1,130)	—
Net income (loss)	227,311	99,401	(1,130)
Balance, end of period	325,582	98,271	(1,130)
Shareholders' equity attributable to shareholders	1,391,661	868,544	585,425
Non-controlling interests
Balance, beginning of period	59,777	—	—
Contributions	88,320	58,561	—
Distributions	(35,129)	—	—
Income attributable to non-controlling interests	5,767	1,216	—
Balance, end of period	118,735	59,777	—
Total shareholders' equity	$1,510,396	$928,321	$585,425
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and 2012 and the period from October 6, 2011 (incorporation date)
to December 31, 2011
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2013	2012	2011
Operating activities
Net income (loss)	$227,311	$99,401	$(1,130)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share compensation expense	9,800	6,408	—
Net unrealized gain on investments and derivatives	(78,950)	(113,421)	—
Net realized gain on investments and derivatives	(236,333)	(55,632)	—
Amortization of premium and accretion of discount, net	(262)	(2,434)	—
Changes in assets and liabilities:
Reinsurance balances receivable	(107,483)	(84,280)	—
Deferred acquisition costs, net	(45,810)	(45,383)	—
Loss and loss adjustment expenses recoverable	(9,277)	—	—
Other assets	(275)	(1,701)	(1,420)
Interest and dividends receivable, net	(1,034)	(833)	—
Unearned premium reserves	171,294	93,893	—
Loss and loss adjustment expense reserves	67,060	67,271	—
Accounts payable and accrued expenses	4,089	4,157	995
Reinsurance balances payable	9,081	—	—
Net cash provided by (used in) operating activities	9,211	(32,554)	(1,555)
Investing activities
Purchases of investments	(2,172,077)	(2,317,234)	—
Proceeds from sales of investments	1,943,655	1,521,110	—
Purchases of investments to cover short sales	(407,965)	(535,443)	—
Proceeds from short sales of investments	290,770	729,182	—
Change in due to/from brokers, net	12,162	(65,678)	—
Increase (decrease) in securities purchased under an agreement to sell	22,261	(60,408)	—
Non-controlling interest in investment affiliate	29,588	40,129	—
Change in restricted cash and cash equivalents	(115,950)	(77,627)	—
Net cash used in investing activities	(397,556)	(765,969)	—
Financing activities
Proceeds from issuance of common shares, net of costs	286,095	158,593	605,396
Increase in deposit liabilities	70,500	50,446	—
Non-controlling interest in Catastrophe Fund	29,608	19,646	—
Non-controlling interest in Catastrophe Fund Manager	(238)	2	—
Net cash provided by financing activities	385,965	228,687	605,396
Net (decrease) increase in cash and cash equivalents	(2,380)	(569,836)	603,841
Cash and cash equivalents at beginning of period	34,005	603,841	—
Cash and cash equivalents at end of period	$31,625	$34,005	$603,841
Supplementary information
Interest paid in cash	$4,221	$1,823	$—

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)

1.	Organization
Third Point Reinsurance Ltd. (the “Company”) was incorporated as an exempted company under the laws of Bermuda on October 6, 2011 and, through its wholly-owned subsidiary Third Point Reinsurance Company Ltd. (“Third Point Re”), is a provider of global specialty property and casualty reinsurance products. Third Point Re was incorporated in Bermuda and is registered as a Class 4 insurer under the Insurance Act 1978, as amended, and related regulations (the “Act”). Third Point Re commenced reinsurance operations in January 2012.
On June 15, 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. The Company subsequently announced a strategic arrangement with Hiscox Insurance Company (Bermuda) Limited (“Hiscox”) to launch a collateralized catastrophe reinsurance underwriting fund management business. The Catastrophe Fund Manager, a Bermuda exempted company, is the investment manager of the Catastrophe Fund and is 85% owned by Third Point Re and 15% owned by Hiscox. The Catastrophe Fund Manager is responsible for the investment and management of the Catastrophe Fund’s assets. The Catastrophe Fund is an exempted company incorporated in Bermuda and is open to both related party and third party investors. The Catastrophe Fund Manager also acts as manager of the Catastrophe Reinsurer and, in this capacity, is responsible for overseeing the underwriting and investment activities of the Catastrophe Reinsurer. The Catastrophe Reinsurer is a Bermuda exempted company and is licensed as a special purpose insurer under the Act.
On August 2, 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited. (“TPRUK”). On May 20, 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
On August 20, 2013, the Company completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs. The Company's common shares are listed on the New York Stock Exchange under the symbol “TPRE”.
These consolidated financial statements include the results of the Company and its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated.

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
Cash and restricted cash and cash equivalents
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.

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
Premiums for retroactive reinsurance contracts, where the Company has evaluated and concluded that risk transfer has occured, are earned at the inception of the contract, as all of the underlying loss events covered by these contracts occurred in the past. Any underwriting profit at inception of a retroactive reinsurance contract is deferred and recognised over the estimated future payout of the loss and loss adjustment expenses reserves. Any underwriting loss at inception of a retroactive reinsurance contract is recognised immediately.
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
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2013, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserves include case reserves and reserves for losses incurred but not yet reported (“IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses which are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the consolidated statements of income (loss) in the period in which they become known.
Deposit liabilities
Certain contracts do not transfer sufficient insurance risk and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts contain sufficient risk to be accounted for as reinsurance contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
Fair value measurement
The Company determines the fair value of financial instruments in accordance with current accounting guidance, which defines fair value and establishes a three level fair value hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Fair value is defined as the price that the Company would receive to sell an asset or would pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available.
The fair value of the Company’s assets and liabilities, which qualify as financial instruments, approximates the carrying amounts presented in the consolidated balance sheets.
Investments
The Company’s investments are classified as “trading securities” and are carried at fair value with changes in fair value included in earnings in the consolidated statements of income (loss).
The fair value of the Company’s investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. Investment transactions are recorded on a trade date basis with balances pending settlement included in due to/from brokers in the consolidated balance sheets.
Realized gains and losses are determined using cost calculated on a specific identification basis. Dividends are recorded on the ex-dividend date. Income and expense are recorded on the accrual basis including interest and premiums amortized and discounts accreted.
Derivatives
Underwriting
The Catastrophe Reinsurer enters into certain contracts under which the potential loss payments are triggered exclusively by reference to a specified index, such as an industry loss. These contracts are considered derivatives. The Company records the fair value of these contracts in derivative liabilities, at fair value, in the consolidated balance sheet. Changes in the fair value of these contracts are recorded in net investment income in the consolidated statement of income.

Investments
Derivative instruments within our investment assets managed by our investment manager Third Point LLC, are recorded in the consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognised in net investment income in the consolidated statements of income (loss).
Derivatives serve as a key component of the Company’s investment strategy and are utilized primarily to structure the portfolio, or individual investments, and to economically match the investment objectives of the Company. The Company's derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association ("ISDA") master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non defaulting party.
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
Share-based compensation
The Company accounts for its share-based compensation transactions using the fair value of the award at the grant date. Determining the fair value of share purchase options at the grant date requires estimation and judgment. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options.
For share purchase options granted that contain both a service and performance condition, the Company recognizes share compensation expense only for the portion of the options that are considered probable of being exercised. Share compensation for share purchase options considered probable of being exercised is expensed over the service (vesting) period on a graded vesting basis. The probability of share purchase options being exercised is evaluated at each reporting period.  When the share purchase options are considered probable of being exercised, the Company records a catch up of share compensation expense from the grant date (service inception date for existing options) to the current reporting period end based on the fair value of the options at the grant date.
The Company measures grant date fair value for restricted share awards based on the price of its common shares at the grant date and the expense is recognised on a straight-line basis over the vesting period.
Warrants
The Company accounts for certain warrant contracts issued to its Founders in conjunction with the initial capitalization of the Company, and which it may settle by using either the physical settlement or net-share settlement methods. The fair value of these warrants was recorded in equity as additional paid-in capital. The fair value of warrants issued are estimated on the grant date using the Black-Scholes option-pricing model.
The Company accounts for certain warrant contracts issued to an advisor, where services have been received by the Company, in part, in exchange for equity instruments, based on the fair value of such services. The associated cost of these warrants has been recorded as capital raise costs and is included in additional paid in capital in the consolidated statements of shareholders’ equity.

Offering costs
Offering costs incurred in connection with the initial capital raise of the Company and the IPO, which included underwriters’ fees, legal and accounting fees, printing and other fees have been deducted from the gross proceeds of the offering. The proceeds from the issuance of shares net of offering costs is included in additional paid in capital in the consolidated statements of shareholders’ equity.
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rate in effect on the transaction date. Monetary assets and liabilities in foreign currencies are translated at the exchange rates in effect at the reporting date and foreign exchange gains and losses are included in the consolidated statements of income (loss).
Income taxes and uncertain tax positions
Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 pursuant to the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
As of December 31, 2013, the Company did not have any uncertain tax positions.
Non-controlling interests
The Company consolidates the results of entities in which it has a controlling financial interest. The Company records the portion of shareholders’ equity attributable to non-controlling interests as a separate line within shareholders’ equity in the consolidated balance sheets. The Company records the portion of income attributable to non-controlling interests as a separate line within the consolidated statements of income (loss).
Earnings per share
Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under share plans and are determined using the treasury stock method. U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘‘participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats its unvested restricted shares as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share.
During the fourth quarter of 2013, the Company determined that it had incorrectly calculated diluted earnings per share for the prior periods, which resulted in an understatement of diluted earnings per share. Basic earnings per share was correctly presented for the prior periods. The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 and for the period from October 6, 2011 (incorporation date) to December 31, 2011 correctly present diluted earnings per share and the weighted average number of dilutive shares outstanding. The following tables summarize the correct diluted earnings per share amounts and weighted average number of dilutive shares outstanding amounts for the prior periods.

	Three months ended
	March 31, 2012	June 30, 2012 (1)	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
	(unaudited)
Diluted EPS (as originally reported):	$0.35	$(0.40)	$0.45	$0.69	$0.85	$0.30	$0.46
Diluted EPS (as corrected):	$0.38	$(0.40)	$0.50	$0.76	$0.93	$0.33	$0.51

Weighted Average Number of Dilutive Shares Outstanding (as originally reported):	85,335,404	78,432,132	87,888,983	87,866,613	87,777,462	87,895,953	100,176,416
Weighted Average Number of Dilutive Shares Outstanding (as corrected):	78,432,132	78,432,132	78,551,830	78,820,844	79,083,675	79,254,268	90,915,805

	Six months ended		Nine months ended		Year ended December 31, 2012
	June 30, 2012 (1)	June 30, 2013	September 30, 2012	September 30, 2013
	(unaudited)		(unaudited)		(audited)
Diluted EPS (as originally reported):	$(0.01)	$1.15	$0.44	$1.59	$1.14
Diluted EPS (as corrected):	$(0.01)	$1.26	$0.49	$1.75	$1.26

Weighted Average Number of Dilutive Shares Outstanding (as originally reported):	78,432,132	87,836,378	87,031,196	92,438,629	87,253,760
Weighted Average Number of Dilutive Shares Outstanding (as corrected):	78,432,132	79,147,972	78,492,979	83,453,834	78,598,236
(1) Prior periods with a net loss correctly presented diluted earnings per share.
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognised in the consolidated statements of income (loss) on a straight-line basis over the term of the lease.
Comprehensive income
The Company has no comprehensive income other than net income disclosed in the consolidated statements of income (loss).
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

Recently issued accounting standards
Issued and effective as of December 31, 2013
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for interim and annual periods beginning on or after January 1, 2013. The Company has included the required disclosures in Note 9 of notes to consolidated financial statements.
In February 2013, the FASB issued Accounting Standard Update No. 2013-02, Comprehensive Income (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income. ASU 2013-02 is effective for periods subsequent to December 15, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial statements.
Issued but not yet effective as of December 31, 2013

In June 2013, the FASB issued Accounting Standards Update No. 2013-08, Financial Services - Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08). The amendments in this update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. ASU 2013-08 is effective prospectively for periods subsequent to December 15, 2013. Early adoption is prohibited. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company's consolidated financial statements.

3.	Restricted cash and cash equivalents
Restricted cash and cash equivalents as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer	$93,014	$12,844
Restricted cash securing credit facilities	100,563	64,783
	$193,577	$77,627

4.	Reinsurance premiums ceded
The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract. Loss and loss adjustment expenses recoverable from the retrocessionaires are recorded as assets. For the year ended December 31, 2013, loss and loss adjustment expenses incurred and reported on the consolidated statements of income (loss) are net of loss and loss expenses recovered of $9.3 million. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of December 31, 2013, the Company had loss and loss adjustment expenses recoverable of $9.3 million with one retrocessionaire who was rated “A (Excellent)” by A.M. Best Company. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations.

5.	Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under a long-term investment management contract. The Company directly owns the investments which are held in a separate account and managed by Third Point LLC. The following is a summary of the separate account managed by Third Point LLC:

	December 31, 2013	December 31, 2012
Assets	($ in thousands)
Total investments in securities and commodities	$1,460,864	$937,690
Cash and cash equivalents	869	4
Restricted cash and cash equivalents	100,563	64,783
Due from brokers	98,386	131,785
Securities purchased under an agreement to sell	38,147	60,408
Derivative assets	39,045	25,628
Interest and dividends receivable	2,604	2,088
Other assets	933	829
Total assets	$1,741,411	$1,223,215
Liabilities and non-controlling interest
Accounts payable and accrued expenses	$1,759	$825
Securities sold, not yet purchased, at fair value	56,056	176,454
Due to brokers	44,870	66,107
Derivative liabilities	8,819	12,992
Interest and dividends payable	748	1,255
Non-controlling interest	69,717	40,129
Total liabilities and non-controlling interest	181,969	297,762
Total net investments managed by Third Point LLC	$1,559,442	$925,453
The Company’s Investment Manager has a formal valuation policy that sets forth the pricing methodology for investments to be used in determining the fair value of each security in the Company’s portfolio. The valuation policy is updated and approved at least on an annual basis by Third Point LLC’s valuation committee (the “Committee”), which is comprised of officers and employees who are senior business management personnel of Third Point LLC. The Committee meets monthly. The Committee’s role is to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviews any due diligence performed and approves any changes to current or potential external pricing vendors.
The fair values of investments are estimated using prices obtained from either third-party pricing services or dealer quotes. The methodology for valuation is generally determined based on the investment's asset class as per the Company's Investment Manager valuation policy.  For investments that the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company’s Investment Manager.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of December 31, 2013, securities valued at $483.2 million (December 31, 2012 - $248.4 million), representing 33.1% (December 31, 2012 – 26.5%) of investments in securities and commodities, and $41.0 million (December 31, 2012 - $68.8 million), representing 73.1% (December 31, 2012 – 39.0%) of securities sold, not yet purchased, are valued based on dealer quotes or other quoted market prices for similar securities.
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by the Company's Investment Manager. Valuation techniques used by the Company's Investment Manager may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, the Company or the Company’s Investment Manager may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide the Company or the Company’s Investment Manager with a written report documenting their recommended valuation as of the determination date for the specified investments.
As of December 31, 2013, the Company had $3.3 million (December 31, 2012 - $2.8 million) of private securities fair valued by a third party valuation firm using information obtained from the Company's Investment Manager. Private securities represented less than 1% of total investments in securities. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The Company’s derivatives are recorded at fair value, and are included in the consolidated balance sheet in derivative assets and derivative liabilities. The Company values exchange-traded derivatives at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by third party sources when available; otherwise, fair values are obtained from counterparty quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
As an extension of its underwriting activities, the Catastrophe Reinsurer has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the consolidated balance sheets at fair value, with the offset recorded in net investment income in the consolidated statements of income (loss).  These contracts are valued on the basis of models developed by the Company, which approximates fair value.
The Company’s holdings in asset-backed securities (“ABS”) are substantially invested in residential mortgage-backed securities (“RMBS”). The balance of the ABS positions was held in commercial mortgage-backed securities, collateralized debt obligations and student loan asset-backed securities. These investments are valued using dealer quotes or a recognised third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. Investors in these classes of ABS may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, investors may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company's share of the net asset value of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the consolidated statements of income (loss).
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
For the years ended December 31, 2013 and 2012, there were no changes in the valuation techniques as it relates to the above.
Monetary assets and liabilities denominated in foreign currencies are translated at the closing rates of exchange. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company does not isolate that portion of the net investment income resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the consolidated statements of income (loss).
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2013 and 2012:

	December 31, 2013
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$839,903	$17,914	$—	$857,817
Private common equity securities	—	94,282	2,012	96,294
Total equities	839,903	112,196	2,012	954,111
Asset-backed securities	—	325,133	400	325,533
Bank debts	—	8,017	—	8,017
Corporate bonds	—	82,139	4,610	86,749
Municipal bonds	—	10,486	—	10,486
Sovereign debt	—	10,639	—	10,639
Total debt securities	—	436,414	5,010	441,424
Investments in limited partnerships	—	29,286	5,292	34,578
Options	6,284	6,785	—	13,069
Rights and warrants	1	—	—	1
Trade claims	—	17,681	—	17,681
Total other investments	6,285	53,752	5,292	65,329
Derivative assets	321	38,724	—	39,045
Total assets	$846,509	$641,086	$12,314	$1,499,909
Liabilities
Equity securities	$5,207	$—	$—	$5,207
Sovereign debt	—	37,592	—	37,592
Corporate bonds	—	3,372	—	3,372
Options	4,714	5,171	—	9,885
Total securities sold, not yet purchased	9,921	46,135	—	56,056
Derivative liabilities	441	8,378	—	8,819
Total liabilities	$10,362	$54,513	$—	$64,875

	December 31, 2012
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$496,473	$1,699	—	$498,172
Private common equity securities	—	—	2,757	2,757
Total equities	496,473	1,699	2,757	500,929
Asset-backed securities	—	191,401	—	191,401
Bank debts	—	22,531	54	22,585
Corporate bonds	—	56,814	1,046	57,860
Sovereign debt	—	7,485	—	7,485
Total debt securities	—	278,231	1,100	279,331
Investments in limited partnerships	—	91,287	—	91,287
Commodities	51,093	—	—	51,093
Options	3,191	276	—	3,467
Trade claims	—	11,583	—	11,583
Total other investments	54,284	103,146	—	157,430
Derivative assets	1,025	24,603	—	25,628
Total assets	$551,782	$407,679	$3,857	$963,318
Liabilities
Equity securities	$104,308	—	—	$104,308
Sovereign debt	—	59,918	—	59,918
Corporate bonds	—	8,924	—	8,924
Options	3,259	45	—	3,304
Total securities sold, not yet purchased	107,567	68,887	—	176,454
Derivative liabilities	10	12,982	—	12,992
Total liabilities	$107,577	$81,869	$—	$189,446

During the years ended December 31, 2013 and 2012, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation for all investments measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

	January 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2013
	($ in thousands)
Assets
Asset-backed securities	$—	$133	$552	$(12)	$(273)	$400
Bank debt	54	(54)	—	—	—	—
Corporate bonds	1,046	—	4,094	(1,392)	862	4,610
Private common equity securities	2,757	(2,757)	2,031	—	(19)	2,012
Investments in limited partnerships	—	—	4,690	(342)	944	5,292
	$3,857	$(2,678)	$11,367	$(1,746)	$1,514	$12,314
Liabilities
Derivative liabilities	$—	$—	$—	$(4,335)	$4,335	$—

	January 1, 2012	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2012
	($ in thousands)
Assets
Corporate bonds	$—	$1,093	$—	$(488)	$441	$1,046
Bank debt	—	109	—	(8)	(47)	54
Private common equity securities	—	5,450	—	(2,401)	(292)	2,757
Trade claims	—	20	—	(22)	2	—
Total assets	$—	$6,672	$—	$(2,919)	$104	$3,857

(1) Total change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the consolidated statements of income (loss).
Total unrealized gains related to fair value assets using significant unobservable inputs (Level 3) for the year ended December 31, 2013 was $1.0 million (December 31, 2012 - $(0.7) million).
For assets and liabilities that were transferred into Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred into Level 3 at the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the year, gains (losses) are presented as if the assets or liabilities had been transferred out of Level 3 at the beginning of the year. The Company held no Level 3 investments where quantitative unobservable inputs are produced by the Company itself when measuring fair value.
6. Securities purchased under an agreement to sell
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. As of December 31, 2013, the Company held outstanding reverse repurchase agreements valued at $38.1 million (December 31, 2012 - $60.4 million). As of December 31, 2013, the total value of securities received as collateral by the Company was $37.6 million (December 31, 2012 - $60.0 million). As the Company held only reverse repurchase agreements as of December 31, 2013, these positions are not impacted by master netting agreements. Interest expense and income related to these transactions are included in interest payable and receivable in the consolidated balance sheets. For the year ended December 31, 2013, foreign currency gains of $1.9 million (2012 – gains of $0.6 million) on reverse repurchase agreements are included in net investment income in the consolidated statements of income (loss). Generally, reverse repurchase agreements mature within 30 to 90 days.

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
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from and to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of December 31, 2013, the Company’s due from/to brokers includes a total non-U.S. currency payable balance of $268.5 million (December 31, 2012 - $90.8 million).

9.	Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of December 31, 2013
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$256	$12,325
Credit
Credit Default Swaps - Protection Purchased	USD	15,397	109,520
Credit Default Swaps - Protection Sold	USD	1,157	9,557
Equity Price
Contracts for Differences - Long Contracts	CHF/EUR/GBP/USD	10,549	62,847
Contracts for Differences - Short Contracts	NOK	67	2,758
Total Return Swaps - Long Contracts	BRL/JPY/USD	2,950	68,044
Total Return Swaps - Short Contracts	USD	3	290
Interest Rates
Bond Futures - Short Contracts	JPY	212	40,847
Interest Rate Swaps	EUR	182	212,594
Interest Rate Swaptions	EUR/JPY/USD	1,269	54,884
Treasury Futures - Short Contracts	USD	108	6,544
Foreign Currency Exchange Rates
Foreign Currency Forward	AUD/CAD/JPY/TRY	1,332	59,925
Foreign Currency Options - Purchased	USD	5,563	240,062
Total Derivative Assets		$39,045	$880,197

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$148	$35,484
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	2,634	59,446
Credit Default Swaps - Protection Sold	USD	348	875
Equity Price
Contracts for Differences - Long Contracts	EUR	66	14,607
Contracts for Differences - Short Contracts	DKK	425	7,253
Total Return Swaps - Long Contracts	BRL/JPY/USD	1,385	24,807
Total Return Swaps - Short Contracts	USD	140	5,037
Index
Index Futures - Short Contracts	USD	441	8,888
Interest Rates
Bond Futures - Short Contracts			—
Interest Rate Swaps	EUR/USD	821	465,560
Interest Rate Swaptions	USD/JPY	174	99,587
Treasury Futures - Short Contracts	USD
Foreign Currency Exchange Rates
Foreign Currency Forward	EUR/GBP	709	189,030
Foreign Currency Options - Sold	USD	1,528	178,476
Total Derivative Liabilities		$8,819	$1,089,050
(1) USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, NOK = Norwegian krone, AUD = Australian dollar, DKK = Danish krone, CAD = Canadian dollar, CHF = Swiss franc, TRY = Turkish lira
(2) The absolute notional exposure represents the Company's derivative activity as of December 31, 2013, which is representative of the volume of derivatives held during the period.

	As of December 31, 2012
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future - Short Contracts	USD	$212	$5,363
Credit
Credit Default Swaps - Protection Purchased	JPY/USD	14,176	69,059
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	4,913	40,454
Total Return Swaps - Long Contracts	BRL/USD	246	13,710
Total Return Swaps - Short Contracts	HKD	(65)	179
Interest Rates
Bond Futures - Short Contracts	JPY	248	43,108
Interest Rate Swaps	EUR	156	6,569
Interest Rate Swaptions	EUR/JPY/USD	584	584
Treasury Futures - Short Contracts	USD	564	64,819
Foreign Currency Exchange Rates
Foreign Currency Forward	CAD/JPY/USD	2,090	57,549
Foreign Currency Options - Purchased	EUR/USD	2,504	2,504
Total Derivative Assets		$25,628	$303,898

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$10	$17
Credit
Credit Default Swaps - Protection Purchased	EUR/JPY/USD	10,458	37,567
Credit Default Swaps - Protection Sold	USD	212	438
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	710	9,016
Contracts for Differences - Short Contracts	EUR	29	1,513
Total Return Swaps - Long Contracts	BRL/JPY/USD	467	24,499
Total Return Swaps - Short Contracts	HKD/USD	38	1,014
Interest Rates
Interest Rate Swaps	JPY/USD	539	478,730
Interest Rate Swaptions	USD	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward	EUR/GBP/USD	211	41,334
Foreign Currency Options - Sold	USD	318	318
Total Derivative Liabilities		$12,992	$594,446
(1) USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, HKD = Hong Kong dollar, NOK = Norwegian krone, AUD = Australian dollar, DKK = Danish krone, CAD = Canadian dollar, CHF = Swiss Franc
(2) The absolute notional exposure represents the Company's derivative activity as of December 31, 2012, which is representative of the volume of derivatives held during the period.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivative trading activities for the years ended December 31, 2013 and 2012 . These realized and unrealized gains (losses) are included in net investment income in the consolidated statements of income (loss).

	December 31, 2013		December 31, 2012
Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$1,710	$—
Commodities Futures - Short Contracts	437	(212)	127	212
Commodity Future Options - Purchased	264	15	(17)	(10)
Commodity Future Options - Sold	(81)	168	—	—
Credit
Credit Default Swaps - Protection Purchased	4,243	(10,943)	1,239	265
Credit Default Swaps - Protection Sold	(4,845)	10,690	—	(212)
Equity Price
Contracts for Differences - Long Contracts	8,900	6,172	288	4,203
Contracts for Differences - Short Contracts	1,219	(341)	931	(29)
Total Return Swaps - Long Contracts	1,026	1,786	(4,666)	(221)
Total Return Swaps - Short Contracts	(557)	76	2,569	(103)
Index
Index Futures - Long Contracts	(2,413)	—	—	—
Index Futures - Short Contracts	1,169	(441)	(314)	—
Interest Rates
Bond Futures - Short Contracts	(289)	(36)	—	248
Interest Rate Swaps	949	(255)	312	(383)
Interest Rate Swaptions	(170)	913	665	5
Sovereign Debt Futures - Short Contracts	—	—	(970)	—
Treasury Futures - Long Contracts	(119)	—	—	—
Treasury Futures - Short Contracts	830	(456)	(1,233)	564
Foreign Currency Exchange Rates
Foreign Currency Forward	5,385	(1,255)	(1,270)	1,879
Foreign Currency Options	—	—	38	—
Foreign Currency Options - Purchased	5,920	1,069	(145)	198
Foreign Currency Options - Sold	(3,787)	(109)	—	(87)
Catastrophe Risk Derivatives	1,250	3,085	—	—
	$19,331	$9,926	$(736)	$6,529
*Unrealized gain (loss) relates to derivatives still held at reporting date.
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of December 31, 2013, the Company posted collateral in the form of cash of $35.4 million (December 31, 2012 - $28.0 million) to certain counterparties to cover collateral requirements for open OTC derivatives.

The Company does not offset its derivative instruments and presents all amounts in the consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of December 31, 2013 and December 31, 2012, the gross and net amounts of derivative instruments that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2013 Counterparty	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$1,128	$1,041	$—	$87
Counterparty 2	4,998	400	1,629	2,969
Counterparty 3	16,066	3,509	—	12,557
Counterparty 4	1,351	1,351	—	—
Counterparty 5	3,198	1,054	—	2,144
Counterparty 6	12,234	492	10,465	1,277
Counterparty 7	2	2	—	—
Counterparty 8	—	—	—	—
Counterparty 9	68	68	—	—

Total	$39,045	$7,917	$12,094	$19,034

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2013 Counterparty	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,041	$1,041	$—	$—
Counterparty 2	400	400	—	—
Counterparty 3	3,509	3,509	—	—
Counterparty 4	1,360	1,351	9	—
Counterparty 5	1,054	1,054	—	—
Counterparty 6	492	492	—	—
Counterparty 7	59	2	57	—
Counterparty 8	—	—	—	—
Counterparty 9	904	68	836	—

Total	$8,819	$7,917	$902	$—

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2012 Counterparty	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$1,381	$—	$—	$1,381
Counterparty 2	4,987	1,761	—	3,226
Counterparty 3	6,390	4,850	—	1,540
Counterparty 4	124	124	—	—
Counterparty 5	526	526	—	—
Counterparty 6	11,607	1,080	—	10,527
Counterparty 7	231	231	—	—
Counterparty 8	232	16	—	216
Counterparty 9	—	—	—	—
Counterparty 10	142	—	—	142
Counterparty 11	—	—	—	—
Counterparty 12	8	—	—	8
Total	$25,628	$8,588	$—	$17,040

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2012 Counterparty	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$—	$—	$—	$—
Counterparty 2	1,761	1,761	—	—
Counterparty 3	4,850	4,850	—	—
Counterparty 4	1,812	124	1,688	—
Counterparty 5	2,456	526	1,930	—
Counterparty 6	1,080	1,080	—	—
Counterparty 7	1,017	231	786	—
Counterparty 8	16	16	—	—
Counterparty 9	—	—	—	—
Counterparty 10	—	—	—	—
Counterparty 11	—	—	—	—
Counterparty 12	—	—	—	—
Total	$12,992	$8,588	$4,404	$—

10.	Loss and loss adjustment expense reserves
As of December 31, 2013 and 2012, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2013	December 31, 2012
	($ in thousands)
Case loss and loss adjustment expense reserves	$34,307	$3,668
Incurred but not reported loss and loss adjustment expense reserves	100,024	63,603
	$134,331	$67,271
The following table represents the activity in the reserve for losses and loss adjustment expenses for the years ended December 31, 2013 and 2012:

	2013	2012
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$67,271	$—
Less: loss and loss adjustment expenses recoverable, beginning of year	—	—
Net reserves for loss and loss adjustment expenses, beginning of year	67,271	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	144,509	80,306
Prior years'	(4,697)	—
Total incurred loss and loss adjustment expenses	139,812	80,306
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(27,528)	(13,035)
Prior years'	(54,501)	—
Total net paid losses	(82,029)	(13,035)
Net reserve for loss and loss adjustment expenses, end of year	125,054	67,271
Plus: loss and loss adjustment expenses recoverable, end of year	9,277	—
Gross reserve for loss and loss adjustment expenses, end of year	$134,331	$67,271

The $4.7 million decrease in prior years' reserves reflects $1.3 million of favorable loss experience on several contracts and $3.4 million related to premium estimate decreases, primarily related to one crop contract. The reduction in loss and loss adjustment expense reserves related to premium estimates was accompanied by an equal decrease in the premium written and earned for that contract, resulting in a minimal impact to net underwriting income.
11. Management, performance and Founders fees
The Company and Third Point Re are party to a Joint Venture and Investment Management Agreement (the “Investment Agreement”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreement, Third Point Advisors LLC receives an annual performance fee allocation equal to 20% of the net investment income of the Company’s share of the investment assets managed by Third Point LLC, subject to a loss carry forward provision. Additionally, a total management fee equal to 2% annually of the Company’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and various Founders of the Company. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.

Investment fee expenses related to the Investment Agreement, which are included in net investment income in the consolidated statements of income (loss) for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	($ in thousands)
Management fees - Third Point LLC	$3,651	$2,444
Management fees - Founders	20,686	13,854
Performance fees - Third Point Advisors LLC	62,996	33,913
	$87,333	$50,211
As of December 31, 2013, $63.0 million (December 31, 2012 - $33.9 million) was included in non-controlling interests related to the performance fee payable to Third Point Advisors LLC. Since the performance fee allocation is based on annual performance, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC’s capital account, in accordance with the Investment Agreement.

12.	Deposit contracts
Effective October 1, 2012, Third Point Re entered into an aggregate excess of loss agreement for consideration of $50.0 million. Under the terms of the agreement, Third Point Re maintains a notional experience account, the value of which is the $50.0 million of consideration less claims paid plus a crediting rate multiplied by the annual starting balance of the notional experience account. The crediting rate varies from a minimum of 3% to a maximum of 6.1%, based on actual investment returns realized by the Company.
Effective May 1, 2013, Third Point Re entered into an aggregate excess of loss agreement for consideration of $25.0 million. Under the terms of the agreement, Third Point Re maintains a notional experience account, the value of which is the $25.0 million of consideration less claims paid plus a crediting rate multiplied by the annual starting balance of the notional experience account. The crediting rate varies from a minimum of 3% to a maximum of 6.5%, based on actual investment returns realized by the Company.
Effective June 30, 2013, Third Point Re entered into two loss portfolio contracts for consideration of $27.2 million. Under the terms of the agreements, Third Point Re maintains a notional experience account, the initial value of which is based on the consideration received less a margin. The value of the experience account is reduced by loss payments as they are made and increased by a quarterly interest credit of 0.625%.
Effective July 1, 2013, Third Point Re entered into a contract for consideration of $14.2 million. Under the terms of the agreement, Third Point Re maintains a notional experience account, the initial value of which is based on the consideration received less a margin. The value of the experience account is reduced by loss payments as they are made and increased by a quarterly interest credit of 0.625%.
The following table details the deposit liabilities as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	($ in thousands)
Initial consideration received	$116,369	$50,000
Net investment expense accrued	5,177	446
Payments	(600)	—
	$120,946	$50,446

13.General and administrative expenses
General and administrative expenses for the years ended December 31, 2013 and 2012 and period from October 6, 2011 (incorporation date) to December 31, 2011 are as follows:

	2013	2012	2011
	($ in thousands)
Payroll and related	$13,490	$13,780	$698
Share compensation expenses	9,800	6,408	—
Legal and accounting	3,312	1,436	149
Travel and entertainment	2,473	1,887	—
IT related	1,290	1,417	—
Corporate insurance	744	365	—
Credit facility fees	605	677	—
Occupancy	420	595	34
Director and board costs	213	236	—
Other general and administrative expenses	689	575	249
	$33,036	$27,376	$1,130

14.Net investment income
Net investment income for the years ended December 31, 2013 and 2012 a consisted of the following:

	2013	2012
Net investment income by type	($ in thousands)
Net unrealized gains on investments and investment derivatives	$78,950	$113,422
Net realized gains on investments and investment derivatives	236,333	55,632
Net gain (loss) on foreign currencies	21,106	(219)
Dividend and interest income, net of withholding taxes	14,233	25,284
Dividends paid on securities sold, not yet purchased	(722)	(1,629)
Management and performance fees	(87,333)	(50,211)
Other expenses	(8,863)	(5,411)
Net investment income on investments managed by Third Point LLC	253,704	136,868
Deposit liabilities and reinsurance contracts investment expense	(4,922)	(446)
Investment income on cash collateral held by the Catastrophe Reinsurer	86	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	4,335	—
	$253,203	$136,422

	2013	2012
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$243,449	$96,210
Net investment gains on debt securities	69,194	65,040
Net investment gains (losses) on other investments	(5,045)	7,386
Net investment gains on derivatives	29,257	5,793
Net investment gains (losses) on securities sold, not yet purchased	(5,974)	17,076
Net investment income (loss) on cash	17,961	(1,230)
Net investment gains on securities purchased under and agreement to resell	1,863	562
Management and performance fees	(87,333)	(50,211)
Other investment expenses	(5,247)	(3,758)
Deposit liabilities and reinsurance contracts investment expense	(4,922)	(446)
	$253,203	$136,422

15.	Share capital
Authorized and issued
The Company's authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of December 31, 2013, 103,888,916 common shares were issued and outstanding. No preference shares have been issued to date.

On August 20, 2013, the Company completed an IPO of 24,832,484 common shares at a purchase price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2013:

	Exercise price	Authorized and issued	Aggregated fair value of warrants
	($ in thousands, except for share and per share amounts)
Founders	$10.00	4,069,868	$15,203
Advisor	$10.00	581,295	2,171
		4,651,163	$17,374
The warrants were subject to a performance condition that was met as a result of the IPO. Prior to the IPO, 3,648,006 of the warrants outstanding had met the performance condition. After the IPO, the remaining 1,003,157 warrants met the performance condition. For the year ended December 31, 2013, the Company recorded $3.7 million related to the additional warrants that met the performance condition as a result of the IPO. These amounts have been recorded as a component of capital raise costs in additional paid in capital resulting in no net impact to total shareholders’ equity.
The warrants expire 10 years from the date of issuance, December 22, 2011, and will be exercisable at a price per share of $10.00, which is equal to the price per share paid by investors in the initial private offering.

16.	Share-based compensation
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
As of December 31, 2013, 10,613,975 of the Company's common shares were available for future issuance under the equity incentive compensation plans.
Share based compensation expense of $9.8 million for the year ended December 31, 2013 (2012 - $6.4 million) was included in general and administrative expenses, which included $2.1 million related to additional expense incurred due to the performance condition having been met as a result of the IPO.
As of December 31, 2013, the Company had $23.8 million of unamortized share compensation expense which is expected to be amortized over a weighted average period of 2.0 years.

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
The director options contain only a service condition that will be met with respect to 20% of the director options on each of the five anniversary dates following the grant date of the director options. On November 6, 2013, the director options were modified so that a total of 60% of the outstanding options vested on that date and the remaining 40% of the director options were forfeited. These forfeited options were replaced with restricted share awards.
The management and director options activity for the years ended December 31, 2013 and 2012 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2012	—	—
Granted - employees	10,872,090	13.20
Granted - directors	84,748	13.20
Forfeited	—	—
Exercised	—
Balances as of December 31, 2012	10,956,838	13.20
Granted - employees	348,836	14.09
Granted - directors	—
Forfeited	(324,599)	13.20
Exercised	—
Balances as of December 31, 2013	10,981,075	$13.23
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The estimated share price used for purposes of determining the fair value of share options that were granted in the second quarter of 2013 (prior to the IPO) was $10.89 (2012 - $10.00). The volatility assumption used of 21.95% (2012 - 31.25%) was based on the average estimated volatility of a reinsurance company peer group. The other assumptions used in the option-pricing model were as follows: risk free interest rate of 1.23% (2012 - 1.9%), expected life of 6.5 years (2012 - 10.0 years) and a 0.0% dividend yield (2012 - 0.0%). As of December 31, 2013, the weighted average remaining contractual term for options outstanding was 8.1 years (2012 - 9.0 years).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00-$10.89	6,588,647	$10.03	8.06	1,872,367	$10.00
$16.00-$16.89	2,196,214	$16.03	8.06	624,123	$16.00
$20.00-$20.89	2,196,214	$20.03	8.06	624,123	$20.00
	10,981,075	$13.23	8.06	3,120,613	$13.20
For the year ended December 31, 2013, the Company recorded $8.3 million (2012 - $4.8 million) of share compensation expense related to share options, which included $2.1 million related to additional expense incurred related to the performance condition being met as a result of the IPO.
The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 was $61.5 million and $17.6 million, respectively (2012 - $5.9 million and $0.5 million, respectively).

(b)	Restricted shares
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted share award activity for the year ended December 31, 2013 and 2012 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2012	—	$—
Granted	641,800	10.00
Forfeited	(22,500)	10.00
Vested	—
Balance as of December 31, 2012	619,300	10.00
Granted	37,856	15.22
Forfeited	—
Vested	—
Balance as of December 31, 2013	657,156	$10.30
For the year ended December 31, 2013, the Company issued 5,000 (2012 - 641,800) restricted shares to employees. The restricted shares issued to employees in 2013 will cliff vest after 2 years from the date of issuance, subject to the grantee's continued service with the Company. The restricted shares issued in 2012 cliff vest after 3 or 5 years from the date of issuance, subject to the grantee's continued service with the Company.

For the year ended December 31, 2013, the Company also awarded 32,856 restricted shares (2012 - none) to non-employee directors pursuant to the Company's Omnibus Plan. Each of the restricted shares issued to non-employee directors contain similar restrictions to those issued to employees and will vest on December 31, 2014, subject to the grantee's continued service with the Company.
For the year ended December 31, 2013, the Company recorded $1.5 million (2012 - $1.6 million) compensation expense related to restricted share awards.

17.	Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	($ in thousands)
Catastrophe Fund	$49,254	$19,646
Catastrophe Fund Manager	(236)	2
Joint Venture - Third Point Advisors LLC share	69,717	40,129
	$118,735	$59,777
Income (loss) attributable to non-controlling interests for the years ended December 31, 2013 and 2012 was:

	2013	2012
	($ in thousands)
Catastrophe Fund	$4,284	$—
Catastrophe Fund Manager	(238)	—
Joint Venture - Third Point Advisors LLC share	1,721	1,216
	$5,767	$1,216
As of December 31, 2013, the following entities were consolidated in line with voting model per ASC 810: Consolidation:
• Third Point Reinsurance Opportunities Fund Ltd.
• Third Point Re Cat Ltd.
• Third Point Reinsurance Investment Management Ltd.
As of December 31, 2013, the following entities were consolidated in line with variable interest model as per ASC 810: Consolidation:
• Investment Joint Venture

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of December 31, 2013, Third Point Re's investment in the Catastrophe Fund was $54.8 million (December 31, 2012 - $22.0 million), representing approximately 53% of the Catastrophe Fund’s issued, non-voting, participating share capital. The objective of the Catastrophe Fund is to achieve positive uncorrelated investment returns by investing, through the Catastrophe Reinsurer, in a portfolio of collateralized reinsurance transactions and other insurance-linked investments, including catastrophe bonds and industry loss warranties.

The Catastrophe Fund Manager holds 100% of the authorized and issued voting, nonparticipating shares of the Catastrophe Fund, while the Catastrophe Fund’s investors, including Third Point Re, hold 100% of issued non-voting, participating shares.
Furthermore, 100% of the authorized and issued voting, non-participating share capital of the Catastrophe Reinsurer and 100% of the issued non-voting, participating share capital of the Catastrophe Reinsurer is held by the Catastrophe Fund.
For the year ended December 31, 2013, the Catastrophe Fund called $53.0 million (Third Point Re’s share - $28.0 million) of committed capital resulting in a contribution to non-controlling interests for the Catastrophe Fund of $25.3 million for the year ended December 31, 2013.

b)	Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”)
The Catastrophe Fund Manager has been consolidated as part of the Company with Hiscox’s 15% interest in the Catastrophe Fund Manager recorded as a non-controlling interest. The Catastrophe Fund Manager acts as manager for both the Catastrophe Fund and the Catastrophe Reinsurer and in that capacity is responsible for overseeing:

•	The investment activities of the Catastrophe Fund, and

•	The underwriting activities of the Catastrophe Reinsurer.
The Catastrophe Fund Manager does not participate in the profits or losses of either the Catastrophe Fund or the Catastrophe Reinsurer; however, the Catastrophe Fund Manager does receive management and performance fees for its advisory services.

c)	Third Point Advisors LLC
The joint venture created through the Investment Agreement (Note 11) has been considered a variable interest entity in accordance with U.S. GAAP. Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint venture and has recorded Third Point Advisors LLC’s minority interest as a non-controlling interest in the consolidated statements of shareholders’ equity.
For the year ended December 31, 2013, $35.1 million (2012 - $nil) was distributed by Third Point Advisors LLC and reduced the amount of the non-controlling interest.

18.	Earnings per share
The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation) to December 31, 2011:

	2013	2012	2011
Weighted-average number of common shares outstanding:	($ in thousands)
Basic number of common shares outstanding	87,505,540	78,432,132	78,432,132
Dilutive effect of options	400,149	—	—
Dilutive effect of warrants	1,064,842	166,104	—
Diluted number of common shares outstanding	88,970,531	78,598,236	78,432,132

Basic net income (loss) per common share:
Net income (loss)	$227,311	$99,401	$(1,130)
Income allocated to participating shares	(1,618)	(734)	—
Net income (loss) available to common shareholders	$225,693	$98,667	$(1,130)

Basic net income (loss) per common share	$2.58	$1.26	$(0.01)

Diluted net income (loss) per common share
Net income (loss)	$227,311	$99,401	$(1,130)
Income allocated to participating securities	(1,592)	(737)	—
Net income (loss) available to common shareholders	$225,719	$98,664	$(1,130)

Diluted net income (loss) per common share	$2.54	$1.26	$(0.01)

For the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation) to December 31, 2011, anti-dilutive options and warrants of 3,786,173, 3,052,091 and 3,648,006, respectively, were excluded from the computation of diluted earnings (loss) per share.
19. Related party transactions
In addition to the transactions disclosed in Notes 5, 11 and 17 to these consolidated financial statements, the following additional transactions are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.

a)	Pine Brook Road Partners, LLC and Narragansett Bay Insurance Company
Third Point Re entered into a quota share reinsurance agreement with Narragansett Bay Insurance Company (“Narragansett Bay”) effective December 31, 2012, which was renewed on December 31, 2013. The Company recorded $4.7 million of premiums related to these contracts for the year ended December 31, 2013 (December 31, 2012 - $9.0 million).  Pine Brook Road Partners, LLC (“Pine Brook”) is the manager of an investment fund that owns common shares and warrants issued by the Company. Pine Brook currently owns approximately 12.0% of the Company’s outstanding common shares. Pine Brook is also the manager of an investment fund that owns common shares in Narragansett Bay.

b)	TP Lux Holdco LP
Third Point Re entered into a limited partnership agreement, as one of the limited partners of TP Lux Holdco LP (the “Cayman HoldCo”), which is also an affiliate of the Investment Manager. The Cayman HoldCo was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests in TP Lux HoldCo S.a.r.l, a Luxembourg private limited liability company (the “LuxCo”), which is also an affiliate of the Investment Manager.

The LuxCo was established under the laws of the Grand-Duchy of Luxembourg and its principle objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of December 31, 2013 and 2012, Third Point Re held approximately a 10% interest in the Cayman Holdco. As a result, Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the consolidated balance sheets and records the change in the fair value in the consolidated statements of income (loss).
As of December 31, 2013, the estimated fair value of the investment in the limited partnership was $29.3 million (December 31, 2012 - $91.3 million).  The valuation policy with respect to this investment in a limited partnership is further described in Note 5.

c)	Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of December 31, 2013, Loan LLC held $147.2 million (December 31, 2012 - $43.7 million) of Third Point Re’s investments, which are included in investments in securities and in derivative contracts in the consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of the Loan LLC and the related income and expense are reflected accordingly in the consolidated balance sheets and the consolidated statements of income (loss).

d)	Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests.
Third Point Re committed $11.4 million in the Hellenic Fund, of which $4.3 million was called during the year ended December 31, 2013. As of December 31, 2013, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.3 million. The valuation policy with respect to this investment in a limited partnership is further described in Note 5.
As of December 31, 2013, Third Point Re held less than a 2% interest in the Hellenic Fund. As a result, Third Point Re accounts for its investment in the Hellenic Fund under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the consolidated balance sheets and records the change in the fair value in the consolidated statements of income (loss).

20.	Financial instruments with off-balance sheet risk or concentrations of credit risk
Off-balance sheet risk
In the normal course of business, the Company trades various financial instruments and engages in various investment activities with off-balance sheet risk. These financial instruments include securities sold, not yet purchased, forwards, futures, options, swaptions, swaps and contracts for differences. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at specified future dates. Each of these financial instruments contains varying degrees of off-balance sheet risk whereby changes in the fair values of the securities underlying the financial instruments or fluctuations in interest rates and index values may exceed the amounts recognised in the consolidated balance sheets.
Securities sold, not yet purchased are recorded as liabilities in the consolidated balance sheets and have market risk to the extent that the Company, in satisfying its obligations, may be required to purchase securities at a higher value than that recorded in the consolidated balance sheets. The Company’s investments in securities and amounts due from brokers are partially restricted until the Company satisfies the obligation to deliver securities sold, not yet purchased.

Forward and futures contracts are a commitment to purchase or sell financial instruments, currencies or commodities at a future date at a negotiated rate. Forward and futures contracts expose the Company to market risks to the extent that adverse changes occur to the underlying financial instruments such as currency rates or equity index fluctuations.
Option contracts give the purchaser the right, but not the obligation, to purchase or sell to the option writer financial instruments, commodities or currencies within a defined time period for a specified price. The premium received by the Company upon writing an option contract is recorded as a liability, marked to market on a daily basis and is included in securities sold, not yet purchased in the consolidated balance sheets. In writing an option, the Company bears the market risk of an unfavorable change in the financial instrument underlying the written option. Exercise of an option written by the Company could result in the Company selling or buying a financial instrument at a price different from the current fair value.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. Cash collateral available to the Company to mitigate potential counterparty risk related to written credit default swaps amounted to $1.6 million as of December 31, 2013. Cash collateral received is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.

The following table sets forth certain information related to the Company’s written credit derivatives as of December 31, 2013:

	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$368	$—	$368	$—	(104)	(104)
Single name (251-500)	9,514	—	9,514	1,136	—	1,136
Index (0-250)	—	550	550	21	(244)	(223)
	$9,882	$550	$10,432	$1,157	$(348)	$809

(1)	As of December 31, 2013, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

As of December 31, 2012, the Company sold protection on an index-reference obligation with a maximum potential payout amount of $0.4 million, a credit spread of 0.44% and maturity in 2046. The fair value of such protection sold totaled $0.2 million as of December 31, 2012.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentration of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of December 31, 2013. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Venture has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparty inherent in such contracts which are recognised in the consolidated balance sheets. As of December 31, 2013, the Company’s maximum counterparty credit risk exposure was $19.0 million (December 31, 2012 - $17.0 million).

21.	Commitments and Contingencies
Operating lease
The Company leases office space at Chesney House in Bermuda. The lease expires on November 30, 2015. The lease has been accounted for as an operating lease. Total rent expense for the year ended December 31, 2013 was $0.4 million (2012: $0.4 million, 2011: $0.03 million).

Future minimum rental commitments as of December 31, 2013 under this lease are expected to be as follows:

($ in thousands)
2014	402
2015	368
2016	—
2017	—
$770
Agreements
Third Point LLC
The Company and Third Point Re (together, the "Companies") entered into a 5 year investment management agreement with Third Point LLC on December 22, 2011. The Companies are parties to an Investment Agreement with Third Point LLC under which the Companies, Third Point LLC and Third Point Advisors LLC formed a joint venture for the purpose of managing certain jointly held assets. The non-controlling interest in the consolidated balance sheets includes Third Point Advisors LLC’s share of assets in the investment joint venture.
Netjets
On December 20, 2011, Third Point Re acquired from Netjets Sales Inc. (“Netjets”) an undivided 12.5% interest in two aircraft for a five year period. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees. Future minimum management fee commitments as of December 31, 2013 under the existing lease are expected to be as follows:

($ in thousands)
2014	547
2015	567
2016	539
2017	—
$1,653
Letters of credit
As of December 31, 2013, the Company had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank (1)	150,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2014	60 days prior to termination date
	$300,000

(1)	Effective January 1, 2013, the Citibank facility was reduced from $250.0 million to $150.0 million.
As of December 31, 2013, $127.3 million (December 31, 2012 - $60.9 million) of letters of credit, representing 42.4% (December 31, 2012 – 15.3% (based on total available facilities of $400 million)) of the total available facilities, had been drawn upon.

Under the facilities, the Company provides collateral that may consist of equity securities, repurchase agreements and cash and cash equivalents. As of December 31, 2013, cash and cash equivalents with a fair value of $100.6 million (December 31, 2012 - $64.8 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-” or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, the Company will be prohibited from paying dividends. The Company was in compliance with all of the covenants as of December 31, 2013.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of December 31, 2013, the Company had no unfunded capital commitments.
In the normal course of business, the Company, as part of its investment strategy, enters into contracts that contain a variety of indemnifications and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. Thus, no amounts have been accrued related to such indemnifications. The Company also indemnifies Third Point Advisors LLC, Third Point LLC and its employees from and against any loss or expense, including, without limitation any judgment, settlement, legal fees and other costs. Any expenses related to this indemnification are reflected in net investment income in the consolidated statements of income (loss).
Litigation
From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company's reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes that may arise cannot be predicted with certainty, the Company is not currently involved in any formal or informal dispute resolution procedures.
Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company has also identified a corporate function that includes the Company’s investment results and certain general and administrative expenses related to corporate activities.
The following is a summary of the Company’s operating segments results for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$393,588	$8,349	$—	$401,937
Gross premiums ceded	(9,975)	—	—	(9,975)
Net premiums written	383,613	8,349	—	391,962
Change in net unearned premium reserves	(171,006)	(289)	—	(171,295)
Net premiums earned	212,607	8,060	—	220,667
Net investment income	—	4,421	248,782	253,203
Total revenues	212,607	12,481	248,782	473,870
Expenses
Loss and loss adjustment expenses incurred, net	139,616	196	—	139,812
Acquisition costs, net	66,981	963	—	67,944
General and administrative expenses	21,838	3,852	7,346	33,036
Total expenses	228,435	5,011	7,346	240,792
Underwriting loss	(15,828)	n/a	n/a	n/a
Income including non-controlling interests	n/a	7,470	241,436	233,078
Income attributable to non-controlling interests	n/a	(4,046)	(1,721)	(5,767)
Net income (loss)	$(15,828)	$3,424	$239,715	$227,311

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	65.7%
Acquisition cost ratio (2)	31.5%
General and administrative expense ratio (3)	10.3%
Combined ratio (4)	107.5%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(4)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Year Ended December 31, 2012
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$190,374	$—	$—	$190,374
Gross premiums ceded	—	—	—	—
Net premiums written	190,374	—	—	190,374
Change in net unearned premium reserves	(93,893)	—	—	(93,893)
Net premiums earned	96,481	—	—	96,481
Net investment income	—	—	136,422	136,422
Total revenues	96,481	—	136,422	232,903
Expenses
Loss and loss adjustment expenses incurred, net	80,306	—	—	80,306
Acquisition costs, net	24,604	—	—	24,604
General and administrative expenses	20,290	1,534	5,552	27,376
Total expenses	125,200	1,534	5,552	132,286
Underwriting loss	(28,719)	n/a	n/a	n/a
Income (loss) including non-controlling interests	n/a	(1,534)	130,870	100,617
Income attributable to non-controlling interests	n/a	—	(1,216)	(1,216)
Net income (loss)	$(28,719)	$(1,534)	$129,654	$99,401

Property and Casualty Reinsurance - Underwriting Ratios:

Loss ratio (1)	83.2%
Acquisition cost ratio (2)	25.5%
General and administrative expense ratio (3)	21.0%
Combined ratio (4)	129.7%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(4)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

For the year ended December 31, 2013, three contracts individually contributed greater than 10% of total gross premiums written. These three contracts individually contributed 14.9%, 11.2% and 10.5%, respectively, of total gross premiums written for the year ended December 31, 2013. For the year ended December 31, 2012, three contracts each contributed greater than 10% of total gross premiums written. These three contracts contributed 22.3%, 20.0% and 11.8%, respectively, of total gross premiums written for the year ended December 31, 2012.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2013 and 2012:

	2013		2012
	($ in thousands)
Property	$67,612	16.8%	$103,174	54.2%
Casualty	210,017	52.2%	44,700	23.5%
Specialty	115,959	28.9%	42,500	22.3%
Total property and casualty reinsurance	393,588	97.9%	190,374	100.0%
Catastrophe risk management	8,349	2.1%	—	—%
	$401,937	100.0%	$190,374	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the years ended December 31, 2013 and 2012:

	2013		2012
	($ in thousands)
Prospective	$362,151	90.1%	$190,374	100.0%
Retroactive	39,786	9.9%	—	—%
	$401,937	100.0%	$190,374	100.0%
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table provides a breakdown of the Company’s gross premiums written from brokers for the years ended December 31, 2013 and 2012:

	2013		2012
	($ in thousands)
Aon Benfield - a division of Aon plc	$111,865	27.8%	$22,000	11.6%
Guy Carpenter & Company, LLC	89,125	22.2%	65,073	34.2%
Advocate Reinsurance Partners, LLC	57,994	14.4%	22,473	11.8%
BMS Intermediaries	46,095	11.5%	5,269	2.8%
Other brokers	40,246	10.0%	33,059	17.4%
Total broker placed	345,325	85.9%	147,874	77.8%
Other	56,612	14.1%	42,500	22.2%
	$401,937	100.0%	$190,374	100.0%
The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2013 and 2012 :

	2013		2012
	($ in thousands)
United States	$304,141	75.7%	$190,374	100.0%
Bermuda	96,396	24.0%	—	—%
Other	1,400	0.3%	—	—%
	$401,937	100.0%	$190,374	100.0%

23. Statutory requirements

The following is a summary of actual and required statutory capital and surplus and statutory net income as of December 31, 2013 and 2012 and for the years then ended:

	December 31, 2013	December 31, 2012
	($ in thousands)
Actual statutory capital	$1,303,487	$824,453
Required statutory capital and surplus	526,933	116,416
Statutory net income	229,974	101,347
Under the Bermuda Insurance Act, 1978 and related regulations, Third Point Re is subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement, or BSCR model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re’s assets, liabilities and premiums. Third Point Re’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement, or ECR. Third Point Re is required to calculate and submit the ECR to the Bermuda Monetary Authority, or the BMA, annually. Following receipt of the submission of Third Point Re’s ECR the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. As of December 31, 2013 and 2012, Third Point Re met its ECR.
The principal difference between statutory capital and surplus and shareholders' equity presented in accordance with GAAP is deferred acquisition costs and prepaid expenses, which are non-admitted assets for statutory purposes.
Third Point Re is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. As of December 31, 2013 and 2012, Third Point Re met the minimum liquidity ratio requirement.
Third Point Re may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year's statutory capital and surplus unless Third Point Re files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause the company to fail to meet its relevant margins. As of December 31, 2013, Third Point Re could pay dividends in 2014 of approximately $325.9 million (2012 - $206.1 million) without providing an affidavit to the BMA.

24. Quarterly financial results (UNAUDITED)

	Quarters ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands)
Revenues
Gross premiums written	$162,277	$45,425	$98,215	$96,020
Gross premiums ceded	—	—	—	(9,975)
Net premiums written	162,277	45,425	98,215	86,045
Change in net unearned premium reserves	(103,767)	20,904	(35,928)	(52,504)
Net premiums earned	58,510	66,329	62,287	33,541
Net investment income	87,074	53,371	32,067	80,691
Total revenues	145,584	119,700	94,354	114,232
Expenses
Loss and loss adjustment expenses incurred, net	36,133	39,349	45,692	18,638
Acquisition costs, net	18,833	21,117	14,921	13,073
General and administrative expense	8,965	9,846	7,217	7,008
Total expenses	63,931	70,312	67,830	38,719
Income including non-controlling interests	81,653	49,388	26,524	75,513
Income attributable to non-controlling interests	(1,565)	(2,818)	(301)	(1,083)
Net income	$80,088	$46,570	$26,223	$74,430

Earnings per share
Basic	$0.77	$0.52	$0.33	$0.94
Diluted (1)	$0.75	$0.51	$0.33	$0.93

Weighted average number of common shares used in the determination of earnings per share

Basic	103,264,616	89,620,394	78,432,132	78,432,132
Diluted (1)	106,390,339	90,915,805	79,254,268	79,083,675

(1) - During the quarter, it was determined that diluted earnings per share for the prior periods had been calculated incorrectly, which resulted in an understatement of diluted earnings per share. See Note 2 to the Consolidated Financial Statements.

	Quarters ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	($ in thousands)
Revenues
Gross premiums written	$27,895	$41,651	$28,178	$92,650
Gross premiums ceded	—	—	—	—
Net premiums written	27,895	41,651	28,178	92,650
Change in net unearned premium reserves	5,590	(7,333)	(13,337)	(78,813)
Net premiums earned	33,485	34,318	14,841	13,837
Net investment income	72,511	47,686	(17,623)	33,848
Total revenues	105,996	82,004	(2,782)	47,685
Expenses
Loss and loss adjustment expenses incurred, net	26,626	24,709	16,686	12,285
Acquisition costs, net	10,898	10,856	2,138	712
General and administrative expense	7,155	6,440	9,621	4,160
Total expenses	44,679	42,005	28,445	17,157
Income (loss) including non-controlling interests	61,317	39,999	(31,227)	30,528
(Income) loss attributable to non-controlling interests	(607)	(423)	120	(306)
Net income (loss)	$60,710	$39,576	$(31,107)	$30,222

Earnings (loss) per share
Basic	$0.77	$0.50	$(0.40)	$0.38
Diluted (1)	$0.76	$0.50	$(0.40)	$0.38

Weighted average number of common shares used in the determination of earnings (loss) per share

Basic	78,432,132	78,432,132	78,432,132	78,432,132
Diluted (1)	78,820,844	78,551,830	78,432,132	78,432,132

(1) - During the quarter, it was determined that diluted earnings per share for the prior periods had been calculated incorrectly, which resulted in an understatement of diluted earnings per share. See Note 2 to the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
(expressed in thousands of U.S. dollars)

	Cost	Fair value	Balance sheet value
Assets
Equity securities	$743,528	$857,817	$857,817
Private common equity securities	81,195	96,294	96,294
Total equities	824,723	954,111	954,111
Asset-backed securities	309,509	325,533	325,533
Bank debts	7,885	8,017	8,017
Corporate bonds	69,570	86,749	86,749
Municipal bonds	12,025	10,486	10,486
Sovereign debt	9,765	10,639	10,639
Total debt securities	408,754	441,424	441,424
Investments in limited partnerships	24,666	34,578	34,578
Rights and warrants	1	1	1
Options	11,458	13,069	13,069
Trade claims	11,805	17,681	17,681
Total other investments	47,930	65,329	65,329
Total investments	$1,281,407	$1,460,864	$1,460,864

THIRD POINT REINSURANCE LTD.
Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheets - Parent company only
(expressed in thousands of U.S. dollars)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$294	$169
Investments in subsidiaries	1,394,644	870,116
Prepaid expenses	720	35
Amounts due from affiliates	417	770
Total assets	$1,396,075	$871,090
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses	$242	$394
Amounts due to affiliates	4,172	2,152
Total liabilities	4,414	2,546
Commitments and contingent liabilities	—	—
Shareholders' equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 103,888,916 (2012: 78,432,132))	10,389	7,843
Additional paid-in capital	1,055,690	762,430
Retained earnings	325,582	98,271
Total shareholders' equity	1,391,661	868,544
Total liabilities and shareholders' equity	$1,396,075	$871,090

THIRD POINT REINSURANCE LTD.
Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Income (Loss) - Parent company only
For the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation)
to December 31, 2011
(expressed in thousands of U.S. dollars)

	2013	2012	2011
Revenues
Equity in earnings of consolidated subsidiaries	$228,646	$101,346	$(1,092)
Total revenues	228,646	101,346	(1,092)
Expenses
General and administrative expenses	1,335	1,945	38
Total expenses	1,335	1,945	38
Net income (loss)	$227,311	$99,401	$(1,130)

THIRD POINT REINSURANCE LTD.
Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cashflows - Parent company only
For the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation)
to December 31, 2011
(expressed in thousands of U.S. dollars)

	2013	2012	2011
Operating activities
Net income (loss)	$227,311	$99,401	$(1,130)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(228,646)	(101,346)	1,092
Changes in assets and liabilities:
Prepaid expenses	(686)	(33)	(2)
Accounts payable and accrued expenses	(66)	682	(413)
Amounts due from affiliates	353	(770)	—
Amounts due to affiliates	2,020	2,152	—
Net cash provided by (used in) operating activities	286	86	(453)
Investing activities
Contributed capital to subsidiaries	(286,257)	(170,110)	(593,343)
Net cash used in investing activities	(286,257)	(170,110)	(593,343)
Financing activities
Proceeds from issuance of common shares, net	286,096	158,593	605,396
Net cash provided by financing activities	286,096	158,593	605,396
Net increase (decrease) in cash and cash equivalents	125	(11,431)	11,600
Cash and cash equivalents at beginning of period	169	11,600	—
Cash and cash equivalents at end of period	$294	$169	$11,600

Supplemental information:
Dividends received from subsidiaries	$—	$—	$—

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation)
to December 31, 2011
(expressed in thousands of U.S. dollars)

	As of and for the year ended December 31, 2013
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$91,141	$134,221	$264,898	$212,607	$—	$139,616	$66,981	$21,838	$383,613
Catastrophe Risk Management	52	110	289	8,060	4,421	196	963	3,852	8,349
Corporate	—	—	—	—	248,782	—	—	7,346	—
	$91,193	$134,331	$265,187	$220,667	$253,203	$139,812	$67,944	$33,036	$391,962

	As of and for the year ended December 31, 2012
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$45,383	$67,271	$93,893	$96,481	$—	$80,306	$24,604	$20,290	$190,374
Catastrophe Risk Management	—	—	—	—	—	—	—	1,534	—
Corporate	—	—	—	—	136,422	—	—	5,552	—
	$45,383	$67,271	$93,893	$96,481	$136,422	$80,306	$24,604	$27,376	$190,374

	As of and for the period from October 6, 2011 (date of incorporation) to December 31, 2011
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Catastrophe Risk Management	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	1,130	—
	$—	$—	$—	$—	$—	$—	$—	$1,130	$—

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2013 and 2012 and period from October 6, 2011 (date of incorporation)
to December 31, 2011
(expressed in thousands of U.S. dollars)

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2013	$—	$9,975	$401,937	$391,962	98%
Year ended December 31, 2012	—	—	190,374	190,374	100%
Period from October 6, 2011 (date of incorporation) to December 31, 2011	—	—	—	—	n/a