Form 10-Q
period 2014-03-31
Third Point Reinsurance Ltd.
filed 2014-05-09
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of May 9, 2014, there were 103,924,897 common shares of the registrant’s common shares issued and outstanding, including 660,281 restricted shares.

Third Point Reinsurance Ltd.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
As of March 31, 2014 and December 31, 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2014	December 31, 2013
Assets
Equity securities, trading, at fair value (cost - $1,004,245; 2013 - $824,723)	$1,116,554	$954,111
Debt securities, trading, at fair value (cost - $508,286; 2013 - $408,754)	558,648	441,424
Other investments, at fair value	77,387	65,329
Total investments in securities and commodities	1,752,589	1,460,864
Cash and cash equivalents	33,938	31,625
Restricted cash and cash equivalents	221,044	193,577
Due from brokers	101,819	98,386
Securities purchased under an agreement to sell	36,778	38,147
Derivative assets, at fair value	28,134	39,045
Interest and dividends receivable	5,214	2,615
Reinsurance balances receivable	221,541	191,763
Deferred acquisition costs, net	93,283	91,193
Loss and loss adjustment expenses recoverable	10,277	9,277
Other assets	2,950	3,398
Total assets	$2,507,567	$2,159,890
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses	$3,739	$9,456
Reinsurance balances payable	25,647	9,081
Deposit liabilities	121,374	120,946
Unearned premium reserves	279,512	265,187
Loss and loss adjustment expense reserves	164,624	134,331
Securities sold, not yet purchased, at fair value	53,958	56,056
Due to brokers	333,478	44,870
Derivative liabilities, at fair value	7,569	8,819
Performance fee payable to related party	12,295	—
Interest and dividends payable	800	748
Total liabilities	1,002,996	649,494
Commitments and contingent liabilities	—	—
Shareholders' equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 103,924,897 (2013: 103,888,916))	10,392	10,389
Additional paid-in capital	1,057,939	1,055,690
Retained earnings	365,361	325,582
Shareholders’ equity attributable to shareholders	1,433,692	1,391,661
Non-controlling interests	70,879	118,735
Total shareholders' equity	1,504,571	1,510,396
Total liabilities and shareholders' equity	$2,507,567	$2,159,890

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
For the three months ended March 31, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013
Revenues
Gross premiums written	$87,587	$96,020
Gross premiums ceded	—	(9,975)
Net premiums written	87,587	86,045
Change in net unearned premium reserves	(14,325)	(52,504)
Net premiums earned	73,262	33,541
Net investment income	50,035	81,361
Total revenues	123,297	114,902
Expenses
Loss and loss adjustment expenses incurred, net	46,259	18,638
Acquisition costs, net	25,431	13,073
General and administrative expenses	10,025	7,008
Other expenses	787	670
Total expenses	82,502	39,389
Income including non-controlling interests	40,795	75,513
Income attributable to non-controlling interests	(1,016)	(1,083)
Net income	$39,779	$74,430
Earnings per share
Basic	$0.38	$0.94
Diluted	$0.37	$0.93
Weighted average number of common shares used in the determination of earnings per share
Basic	103,264,616	78,432,132
Diluted	106,413,580	79,083,675
The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
For the three months ended ended March 31, 2014 and 2013
(expressed in thousands of U.S. dollars, except share amounts)

	2014	2013
Common shares
Balance, beginning of period	103,888,916	78,432,132
Issuance of common shares	35,981	—
Balance, end of period	103,924,897	78,432,132
Common shares
Balance, beginning of period	$10,389	$7,843
Issuance of common shares	3	—
Balance, end of period	10,392	7,843
Additional paid-in capital
Balance, beginning of period	1,055,690	762,430
Issuance of common shares, net	(3)	—
Share compensation expense	2,252	1,752
Balance, end of period	1,057,939	764,182
Retained earnings
Balance, beginning of period	325,582	98,271
Net income	39,779	74,430
Balance, end of period	365,361	172,701
Shareholders' equity attributable to shareholders	1,433,692	944,726
Non-controlling interests
Balance, beginning of period	118,735	59,777
Contributions	2,129	201
Distributions	(51,001)	(35,129)
Income attributable to non-controlling interests	1,016	1,083
Balance, end of period	70,879	25,932
Total shareholders' equity	$1,504,571	$970,658
The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013
Operating activities
Net income	$39,779	$74,430
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation expense	2,252	1,752
Net unrealized loss (gain) on investments and derivatives	16,254	(2,532)
Net realized gain on investments and derivatives	(84,752)	(99,183)
Amortization of premium and accretion of discount, net	364	(1,211)
Changes in assets and liabilities:
Reinsurance balances receivable	(29,778)	(52,718)
Deferred acquisition costs, net	(2,090)	(7,887)
Unearned premiums ceded	—	(7,481)
Loss and loss adjustment expenses recoverable	(1,000)	(2,095)
Other assets	448	(397)
Interest and dividends receivable, net	(2,547)	(788)
Unearned premium reserves	14,325	59,985
Loss and loss adjustment expense reserves	30,293	8,050
Accounts payable and accrued expenses	(5,717)	(1,573)
Reinsurance balances payable	16,566	8,579
Advance subscriptions received by the Catastrophe Fund	—	9,126
Performance fee payable to related party	12,295	19,806
Net cash provided by operating activities	6,692	5,863
Investing activities
Purchases of investments	(797,308)	(552,140)
Proceeds from sales of investments	574,482	625,671
Purchases of investments to cover short sales	(67,779)	(129,708)
Proceeds from short sales of investments	74,577	95,609
Change in due to/from brokers, net	285,175	(17,755)
Increase in securities purchased under an agreement to sell	1,369	22,299
Non-controlling interest in investment affiliate	(50,176)	(34,360)
Change in restricted cash and cash equivalents	(27,467)	(12,930)
Net cash used in investing activities	(7,127)	(3,314)
Financing activities
Increase in deposit liabilities	428	670
Non-controlling interest in Catastrophe Fund	2,379	579
Non-controlling interest in Catastrophe Fund Manager	(59)	(64)
Net cash provided by financing activities	2,748	1,185
Net increase in cash and cash equivalents	2,313	3,734
Cash and cash equivalents at beginning of period	31,625	34,005
Cash and cash equivalents at end of period	$33,938	$37,739
Supplementary information
Interest paid in cash	$928	$1,247

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Condensed Consolidated Financial Statements
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
On August 2, 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited (“TPRUK”). On May 20, 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
On August 20, 2013, the Company completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs. The Company's common shares are listed on the New York Stock Exchange under the symbol “TPRE”.
These unaudited condensed consolidated financial statements include the results of the Company and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission on February 28, 2014.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full calendar year.

2.	Significant accounting policies
The following is a summary of the significant accounting and reporting policies adopted by the Company:
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, the loss and loss adjustment expense reserves, estimates of written and earned premiums and fair value of financial instruments.
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
Premium revenue recognition
To the extent that the amount of written premium is estimable, the Company estimates the ultimate premiums for the entire contract period and records this estimate at the inception of the contract. For contracts where the full written premium is not estimable at inception, the Company records written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by clients and/or brokers.
Premiums written are earned over the exposure period in proportion to the period of risk covered. Unearned premiums represent the portion of premiums written that relate to the remaining term of the underlying policies in force.
Premiums for retroactive reinsurance contracts are earned at the inception of the contract, as all of the underlying loss events covered by these contracts occurred in the past. Any underwriting profit at inception of a retroactive reinsurance contract is deferred and recognised over the estimated future payout of the loss and loss adjustment expenses reserves. Any underwriting loss at inception of a retroactive reinsurance contract is recognised immediately.
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Reinsurance premiums ceded
From time to time the Company reduces the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are expensed over the contract period in proportion to the period of risk covered. Unearned premiums ceded consist of the unexpired portion of reinsurance ceded.

Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of March 31, 2014, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserves include case reserves and reserves for losses incurred but not yet reported (“IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses that are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the condensed consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the condensed consolidated statements of income in the period in which they become known.
Deposit liabilities
Certain contracts do not transfer sufficient insurance risk to be deemed reinsurance contracts and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts transfer sufficient risk to be accounted for as reinsurance contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
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
The fair value of the Company’s assets and liabilities, which qualify as financial instruments, approximates the carrying amounts presented in the condensed consolidated balance sheets.
Investments
The Company’s investments are classified as “trading securities” and are carried at fair value with changes in fair value included in earnings in the condensed consolidated statements of income.

The fair value of the Company’s investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications and/or internal pricing valuation techniques. Investment transactions are recorded on a trade date basis with balances pending settlement included in due to/from brokers in the condensed consolidated balance sheets.
Realized gains and losses are determined using cost calculated on the specific identification basis. Dividends are recorded on the ex-dividend date. Income and expense are recorded on the accrual basis including interest and premiums amortized and discounts accreted.
Derivatives
Underwriting
The Catastrophe Reinsurer enters into certain contracts for which the potential loss payments are triggered exclusively by reference to a specified index, such as an industry loss. These contracts are accounted for as derivatives. The Company records the fair value of these contracts in derivative liabilities, at fair value, in the condensed consolidated balance sheets. Changes in the fair value of these contracts are recorded in net investment income in the condensed consolidated statements of income.
Investments
Derivative instruments within our investment assets managed by our investment manager, Third Point LLC, are recorded in the condensed consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognized in net investment income in the condensed consolidated statements of income.
Derivatives serve as a key component of the Company’s investment strategy and are utilized primarily to structure the portfolio, or individual investments, and to economically match the investment objectives of the Company. The Company's derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association ("ISDA") master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non defaulting party.
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
Embedded derivatives
Certain of the Company’s deposit and reinsurance contracts contain interest crediting features that vary based on the net investment return on investments managed by Third Point LLC. These contractual features are considered embedded derivatives in accordance with U.S. GAAP. We include the estimated fair value of these embedded derivatives in the condensed consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. Prior to 2014, the changes in estimated fair value of these embedded derivatives were recorded in net investment income. As these embedded derivatives have become more prominent, the presentation has been modified and changes in the estimated fair value of embedded derivatives are now recorded in other expenses in the condensed consolidated statements of income. In addition, fixed interest crediting features on these contracts that were recorded in net investment income are now classified in other expenses in the condensed consolidated statements of income. As a result, investment expense of $0.7 million that was previously reported in net investment income for the three months ended March 31, 2013 is now being reported in other expenses to conform to the current year presentation.
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
The Company accounts for certain warrant contracts issued to an advisor, where services have been received by the Company, in part, in exchange for equity instruments, based on the fair value of such services. The associated cost of these warrants has been recorded as capital raise costs and is included in additional paid in capital in the condensed consolidated statements of shareholders’ equity.
Offering costs
Offering costs incurred in connection with the IPO, which included underwriters’ fees, legal and accounting fees, printing and other fees were deducted from the gross proceeds of the offering. The proceeds from the issuance of shares net of offering costs is included in additional paid in capital in the condensed consolidated statements of shareholders’ equity.
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rate in effect on the transaction date. Monetary assets and liabilities in foreign currencies are remeasured at the exchange rates in effect at the reporting date and foreign exchange gains and losses are included in the condensed consolidated statements of income.
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
As of March 31, 2014, the Company has not recorded any provision for uncertain tax positions.

Non-controlling interests
The Company consolidates the results of entities in which it has a controlling financial interest. The Company records the portion of shareholders’ equity attributable to non-controlling interests as a separate line within shareholders’ equity in the condensed consolidated balance sheets. The Company records the portion of income attributable to non-controlling interests as a separate line within the condensed consolidated statements of income.
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
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognized in the condensed consolidated statements of income on a straight-line basis over the term of the lease.
Comprehensive income
The Company has no comprehensive income other than net income disclosed in the condensed consolidated statements of income.
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company has also identified a corporate function that includes net investment income on capital and certain general and administrative expenses related to corporate activities.
Recently issued accounting standards
Issued and effective as of March 31, 2014
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for interim and annual periods beginning on or after January 1, 2013. The Company adopted ASU 2013-01 effective with its IPO and has included the required disclosures in Note 8 of the notes to the condensed consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income. ASU

2013-02 is effective for periods subsequent to December 15, 2012. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In June 2013, the FASB issued Accounting Standards Update No. 2013-08, Financial Services - Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08). The amendments in this update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. ASU 2013-08 is effective prospectively for periods subsequent to December 15, 2013. Early adoption is prohibited. The Company adopted ASU 2013-08 in the first quarter of 2014, and the adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.
Issued but not yet effective as of March 31, 2014

There were no new accounting standards that were issued but not yet effective that are expected to have a material impact on the Company's condensed consolidated financial statements.

3.	Restricted cash and cash equivalents
Restricted cash and cash equivalents as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer	$89,446	$93,014
Restricted cash securing credit facilities	131,598	100,563
	$221,044	$193,577

4.	Reinsurance premiums ceded
The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract written in 2013. Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. For the three months ended March 31, 2014, loss and loss adjustment expenses incurred and reported on the condensed consolidated statements of income are net of loss and loss expenses recovered of $1.0 million (2013 - $2.1 million). Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of March 31, 2014, the Company had loss and loss adjustment expenses recoverable of $10.3 million (December 31, 2013 - $9.3 million) with one retrocessionaire who was rated “A (Excellent)” by A.M. Best Company. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations.

5.	Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under a long-term investment management contract. The Company directly owns the investments, which are held in a separate account and managed by Third Point LLC. The following is a summary of the separate account managed by Third Point LLC:

	March 31, 2014	December 31, 2013
Assets	($ in thousands)
Total investments in securities and commodities	$1,752,589	$1,460,864
Cash and cash equivalents	10	869
Restricted cash and cash equivalents	131,598	100,563
Due from brokers	101,819	98,386
Securities purchased under an agreement to sell	36,778	38,147
Derivative assets	28,134	39,045
Interest and dividends receivable	5,204	2,604
Other assets	752	933
Total assets	2,056,884	1,741,411
Liabilities and non-controlling interest
Accounts payable and accrued expenses	617	1,759
Securities sold, not yet purchased, at fair value	53,958	56,056
Due to brokers	333,478	44,870
Derivative liabilities	7,569	8,819
Performance fee payable to related party	12,295	—
Interest and dividends payable	800	748
Non-controlling interest	19,541	69,717
Total liabilities and non-controlling interest	428,258	181,969
Total net investments managed by Third Point LLC	$1,628,626	$1,559,442
The Company’s Investment Manager has a formal valuation policy that sets forth the pricing methodology for investments to be used in determining the fair value of each security in the Company’s portfolio. The valuation policy is updated and approved annually by Third Point LLC’s valuation committee (the “Committee”), which is comprised of officers and employees who are senior business management personnel of Third Point LLC. The Committee meets monthly. The Committee’s role is to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviews any due diligence performed and approves any changes to current or potential external pricing vendors.
Investments are carried at fair value. The fair values of investments are estimated using prices obtained from either third-party pricing services or dealer quotes. The methodology for valuation is generally determined based on the investment's asset class per the Company's Investment Manager's valuation policy. For investments for which the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company’s Investment Manager.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of March 31, 2014, securities valued at $593.5 million (December 31, 2013 - $483.2 million), representing 33.9% (December 31, 2013 – 33.1%) of investments in securities and commodities, and $40.8 million (December 31, 2013 - $41.0 million), representing 75.7% (December 31, 2013 – 73.1%) of securities sold, not yet purchased, are valued based on dealer quotes or other quoted market prices for similar securities.
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
As of March 31, 2014, the Company had $3.3 million (December 31, 2013 - $3.3 million) of private securities fair valued by a third party valuation firm using information obtained from the Company's Investment Manager, which represented less than 1% of total investments in securities. The value at which these securities could be sold or settled with a willing buyer or seller may differ materially from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The Company’s free standing derivatives are recorded at fair value, and are included in the condensed consolidated balance sheets in derivative assets and derivative liabilities. The Company values exchange-traded derivatives at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by third party sources when available; otherwise, fair values are obtained from counterparty quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
As an extension of its underwriting activities, the Catastrophe Reinsurer may sell derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the condensed consolidated balance sheets at fair value, with changes in the fair value of these derivatives recorded in net investment income in the condensed consolidated statements of income.  These contracts are valued on the basis of models developed by the Company, which approximates fair value.
The Company has reinsurance contracts with investment return features that are considered embedded derivatives. These embedded derivatives are required to be bifurcated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivatives reported in other expenses. The Company's embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on our investments managed by Third Point LLC. The Company determines the fair value of the embedded derivatives using models developed by the Company, which approximate fair value. See discussion of accounting policy for embedded derivatives in Note 2 for additional information.
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
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company's share of the net asset value of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income.
The Company performs several processes to ascertain the reasonableness of the valuation of all of the Company’s investments comprising the Company’s investment portfolio, including securities that are categorized as Level 2 and Level 3 within the fair value hierarchy. These processes include i) obtaining and reviewing weekly and monthly investment portfolio reports from the Company's Investment Manager, ii) obtaining and reviewing monthly Net Asset Value ("NAV") and investment return reports received directly from the Company’s third-party fund administrator which are compared to the reports noted in (i), and iii) monthly update discussions with the Company’s Investment Manager regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from third-party service providers.
For the three months ended March 31, 2014 and 2013, there were no changes in the valuation techniques as it relates to the above.
Monetary assets and liabilities denominated in foreign currencies are remeasured at the closing rates of exchange. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company does not isolate that portion of the net investment income resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the condensed consolidated statements of income.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$970,291	$17,004	$—	$987,295
Private common equity securities	—	127,247	2,012	129,259
Total equities	970,291	144,251	2,012	1,116,554
Asset-backed securities	—	367,898	3,552	371,450
Bank debts	—	832	—	832
Corporate bonds	—	125,444	4,781	130,225
Municipal bonds	—	28,025	—	28,025
Sovereign debt	—	28,116	—	28,116
Total debt securities	—	550,315	8,333	558,648
Investments in limited partnerships	—	42,962	5,108	48,070
Options	2,405	4,202	—	6,607
Rights and warrants	2	—	—	2
Trade claims	—	22,708	—	22,708
Total other investments	2,407	69,872	5,108	77,387
Derivative assets (free standing)	42	28,092	—	28,134
Total assets	$972,740	$792,530	$15,453	$1,780,723
Liabilities
Equity securities	$7,182	$—	$—	$7,182
Sovereign debt	—	36,216	—	36,216
Corporate bonds	—	4,624	—	4,624
Options	3,079	2,857	—	5,936
Total securities sold, not yet purchased	10,261	43,697	—	53,958
Derivative liabilities (free standing)	—	7,569	—	7,569
Derivative liabilities (embedded)	—	—	5,356	5,356
Total liabilities	$10,261	$51,266	$5,356	$66,883

	December 31, 2013
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$839,903	$17,914	$—	$857,817
Private common equity securities	—	94,282	2,012	96,294
Total equities	839,903	112,196	2,012	954,111
Asset-backed securities	—	325,133	400	325,533
Bank debts	—	8,017	—	8,017
Corporate bonds	—	82,139	4,610	86,749
Municipal bonds	—	10,486	—	10,486
Sovereign debt	—	10,639	—	10,639
Total debt securities	—	436,414	5,010	441,424
Investments in limited partnerships	—	29,286	5,292	34,578
Options	6,284	6,785	—	13,069
Rights and warrants	1	—	—	1
Trade claims	—	17,681	—	17,681
Total other investments	6,285	53,752	5,292	65,329
Derivative assets	321	38,724	—	39,045
Total assets	$846,509	$641,086	$12,314	$1,499,909
Liabilities
Equity securities	$5,207	$—	$—	$5,207
Sovereign debt	—	37,592	—	37,592
Corporate bonds	—	3,372	—	3,372
Options	4,714	5,171	—	9,885
Total securities sold, not yet purchased	9,921	46,135	—	56,056
Derivative liabilities (free standing)	441	8,378	—	8,819
Derivative liabilities (embedded)	—	—	4,430	4,430
Total liabilities	$10,362	$54,513	$4,430	$69,305
During the three months ended March 31, 2014 and 2013, the Company made no reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2014
	($ in thousands)
Assets
Asset-backed securities	$400	$1,921	$1,364	$(1,903)	$1,770	$3,552
Corporate bonds	4,610	—	87	—	84	4,781
Private common equity securities	2,012	—	—	—	—	2,012
Investments in limited partnerships	5,292	—	54	—	(238)	5,108
Total assets	$12,314	$1,921	$1,505	$(1,903)	$1,616	$15,453
Liabilities
Derivative liabilities (embedded)	$(4,430)	$—	$—	$(783)	$(143)	$(5,356)

	January 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2013
	($ in thousands)
Assets
Bank debt	$54	$(54)	$—	$—	$—	$—
Corporate bonds	1,046	6,922	—	—	1,386	9,354
Private common equity securities	2,757	—	1,653	—	(4)	4,406
Derivatives	—	—	—	—	763	763
Total assets	$3,857	$6,868	$1,653	$—	$2,145	$14,523
Liabilities
Derivative liabilities (embedded)	$(2,510)	$—	$—	$—	$(170)	$(2,680)

(1) Total net change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the condensed consolidated statements of income.
Total unrealized loss related to fair value assets using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 was $0.03 million (2013 -gains of $5.9 million).
For assets and liabilities that were transferred into Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred into Level 3 at the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the year, gains (losses) are presented as if the assets or liabilities had been transferred out of Level 3 at the beginning of the period. The Company held no Level 3 investments where quantitative unobservable inputs are produced by the Company itself when measuring fair value.
6. Securities purchased under an agreement to sell
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. As of March 31, 2014, the Company held outstanding reverse repurchase agreements valued at $36.8 million (December 31, 2013 - $38.1 million). As of March 31, 2014, the total value of securities received as collateral by the Company was $36.2 million (December 31, 2013 - $37.6 million). As the

Company held only reverse repurchase agreements as of March 31, 2014, these positions are not impacted by master netting agreements. Interest expense and income related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. For the three months ended March 31, 2014, there was a foreign currency gain of $0.01 million (2013 – losses of $0.5 million) on reverse repurchase agreements included in net investment income in the condensed consolidated statements of income. Generally, reverse repurchase agreements mature within 30 to 90 days.
7. Due from/to brokers
The Company holds substantially all of its investments through its prime brokers pursuant to various agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities balances are available as collateral against investment in securities sold, not yet purchased and derivative positions, if required.
Margin debt balances are collateralized by cash held by the prime brokers and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on LIBOR.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from and to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of March 31, 2014, the Company’s due from/to brokers includes a total non-U.S. currency payable balance of $303.2 million (December 31, 2013 - $268.5 million).

8.    Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of March 31, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$11,539	$96,791
Credit Default Swaps - Protection Sold	USD	924	10,870
Equity Price
Contracts for Differences - Long Contracts	CHF/EUR/GBP/USD	7,941	71,514
Contracts for Differences - Short Contracts	NOK	36	862
Total Return Swaps - Long Contracts	BRL/JPY/USD	4,311	44,848
Interest Rates
Bond Futures - Short Contracts	JPY	42	43,440
Interest Rate Swaps	EUR	38	212,357
Foreign Currency Exchange Rates
Foreign Currency Forward	JPY/EUR	921	110,242
Foreign Currency Options - Purchased	HKD/JPY/SAR	2,382	102,818
Total Derivative Assets		$28,134	$693,742

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$2,716	$71,360
Equity Price
Contracts for Differences - Long Contracts	EUR	29	2,323
Contracts for Differences - Short Contracts	EUR/NOK	115	5,058
Total Return Swaps - Long Contracts	BRL/USD	2,007	35,455
Total Return Swaps - Short Contracts	USD	371	6,793
Interest Rates
Interest Rate Swaps	EUR	383	381,454
Treasury Futures - Short Contracts	USD	19	5,062
Foreign Currency Exchange Rates
Foreign Currency Forward	AUD/BRL/CAD/GBP/TRY	1,212	50,697
Foreign Currency Options - Sold	JPY	717	24,344
Total Derivative Liabilities (free standing)		$7,569	$582,546

Embedded derivative liabilities in reinsurance contracts (3)	USD	$846	$15,000
Embedded derivative liabilities in deposit contracts (4)	USD	4,510	75,000
Total Derivative Liabilities (embedded)		$5,356	$90,000
(1) USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, NOK = Norwegian krone, AUD = Australian dollar, CAD = Canadian dollar, CHF = Swiss franc, TRY = Turkish lira, SAR= Saudi Arabian Riyal, HKD = Hong Kong
(2) The absolute notional exposure represents the Company's derivative activity as of March 31, 2014, which is representative of the volume of derivatives held during the period.
(3) The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheet.
(4) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.

	As of December 31, 2013
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$256	$12,325
Credit
Credit Default Swaps - Protection Purchased	USD	15,397	109,520
Credit Default Swaps - Protection Sold	USD	1,157	9,557
Equity Price
Contracts for Differences - Long Contracts	CHF/EUR/GBP/USD	10,549	62,847
Contracts for Differences - Short Contracts	NOK	67	2,758
Total Return Swaps - Long Contracts	BRL/JPY/USD	2,950	68,044
Total Return Swaps - Short Contracts	USD	3	290
Interest Rates
Bond Futures - Short Contracts	JPY	212	40,847
Interest Rate Swaps	EUR	182	212,594
Interest Rate Swaptions	EUR/JPY/USD	1,269	54,884
Treasury Futures - Short Contracts	USD	108	6,544
Foreign Currency Exchange Rates
Foreign Currency Forward	AUD/CAD/JPY/TRY	1,332	59,925
Foreign Currency Options - Purchased	HKD/JPY/SAR	5,563	240,062
Total Derivative Assets		$39,045	$880,197

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$148	$35,484
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	2,634	59,446
Credit Default Swaps - Protection Sold	USD	348	875
Equity Price
Contracts for Differences - Long Contracts	EUR	66	14,607
Contracts for Differences - Short Contracts	DKK	425	7,253
Total Return Swaps - Long Contracts	BRL/JPY/USD	1,385	24,807
Total Return Swaps - Short Contracts	USD	140	5,037
Index
Index Futures - Short Contracts	USD	441	8,888
Interest Rates
Interest Rate Swaps	EUR/USD	821	465,560
Interest Rate Swaptions	USD/JPY	174	99,587
Foreign Currency Exchange Rates
Foreign Currency Forward	EUR/GBP	709	189,030
Foreign Currency Options - Sold	JPY	1,528	178,476
Total Derivative Liabilities		$8,819	$1,089,050

Embedded derivative liabilities in deposit contracts (3)	USD	$4,430	$75,000
Total Derivative Liabilities (embedded)		$4,430	$75,000
(1) USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, HKD = Hong Kong dollar, NOK = Norwegian krone, AUD = Australian dollar, DKK = Danish krone, CAD = Canadian dollar, CHF = Swiss franc, SAR= Saudi Arabian Riyal
(2) The absolute notional exposure represents the Company's derivative activity as of December 31, 2013, which is representative of the volume of derivatives held during the period.
(3) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three months ended March 31, 2014 and 2013. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income.

	March 31, 2014		March 31, 2013
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Short Contracts	$—	$—	$387	$(182)
Commodity Future Options - Purchased	(271)	(5)	(64)	1
Commodity Future Options - Sold	316	(168)	—	—
Credit
Credit Default Swaps - Protection Purchased	(803)	(2,906)	715	(2,205)
Credit Default Swaps - Protection Sold	81	(119)	—	1
Equity Price
Contracts for Differences - Long Contracts	276	(2,569)	6,114	(316)
Contracts for Differences - Short Contracts	(1,820)	279	135	687
Total Return Swaps - Long Contracts	4,690	740	964	334
Total Return Swaps - Short Contracts	187	(233)	(205)	648
Index
Index Futures - Short Contracts	(139)	441	19	—
Interest Rates
Bond Futures - Short Contracts	(320)	(170)	(142)	(347)
Interest Rate Swaps	(624)	293	(6)	964
Interest Rate Swaptions	530	(919)	(156)	91
Treasury Futures - Short Contracts	(256)	(127)	348	(587)
Foreign Currency Exchange Rates
Foreign Currency Forward	534	(915)	8,094	(1,528)
Foreign Currency Options - Purchased	(1,266)	(1,847)	4,507	(1,224)
Foreign Currency Options - Sold	686	171	(1,652)	682
Catastrophe Risk Derivatives	—	—	—	767
	$1,801	$(8,054)	$19,058	$(2,214)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(63)	$—	$—
Embedded derivatives in deposit contracts	—	(80)	—	(170)
	$—	$(143)	$—	$(170)
*Unrealized gain (loss) relates to derivatives still held at reporting date.
The Company’s ISDA agreements with its counterparties provide for various termination events including decline in the NAV of the Company’s investments over a certain period, key-man provisions, document delivery schedules, and Employment Retirement Income Security Act and bankruptcy provisions. Upon the triggering of a termination event, a counterparty may avail itself of various remedies including, but not limited to, waiver of the termination event, request for additional collateral, renegotiation of the ISDA agreement, or immediate settlement of positions.
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of March 31, 2014, the Company posted collateral in the form of cash of $32.5 million (December 31, 2013 - $35.4 million) to certain counterparties to cover collateral requirements for open OTC derivatives.

The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of March 31, 2014 and December 31, 2013, the gross and net amounts of derivative instruments that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not offset in the condensed consolidated balance sheet
March 31, 2014 Counterparty	Gross Amounts of Assets Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$881	$881	$—	$—
Counterparty 2	3,396	188	—	3,208
Counterparty 3	12,715	2,457	—	10,258
Counterparty 4	378	378	—	—
Counterparty 5	1,498	915	—	583
Counterparty 6	8,505	432	6,006	2,067
Counterparty 7	52	52	—	—
Counterparty 8	709	383	—	326

Total	$28,134	$5,686	$6,006	$16,442

	Gross Amounts not offset in the condensed consolidated balance sheet
March 31, 2014 Counterparty	Gross Amounts of Liabilities Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,292	$881	$411	$—
Counterparty 2	188	188	—	—
Counterparty 3	2,457	2,457	—	—
Counterparty 4	1,636	378	1,258	—
Counterparty 5	915	915	—	—
Counterparty 6	432	432	—	—
Counterparty 7	266	52	214	—
Counterparty 8	383	383	—	—

Total	$7,569	$5,686	$1,883	$—

	Gross Amounts not offset in the condensed consolidated balance sheet
December 31, 2013 Counterparty	Gross Amounts of Assets Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$1,128	$1,041	$—	$87
Counterparty 2	4,998	400	1,629	2,969
Counterparty 3	16,066	3,509	—	12,557
Counterparty 4	1,351	1,351	—	—
Counterparty 5	3,198	1,054	—	2,144
Counterparty 6	12,234	492	10,465	1,277
Counterparty 7	2	2	—	—
Counterparty 8	—	—	—	—
Counterparty 9	68	68	—	—
Total	$39,045	$7,917	$12,094	$19,034

	Gross Amounts not offset in the condensed consolidated balance sheet
December 31, 2013 Counterparty	Gross Amounts of Liabilities Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,041	$1,041	$—	$—
Counterparty 2	400	400	—	—
Counterparty 3	3,509	3,509	—	—
Counterparty 4	1,360	1,351	9	—
Counterparty 5	1,054	1,054	—	—
Counterparty 6	492	492	—	—
Counterparty 7	59	2	57	—
Counterparty 8	—	—	—	—
Counterparty 9	904	68	836	—
Total	$8,819	$7,917	$902	$—

9.    Loss and loss adjustment expense reserves
As of March 31, 2014 and December 31, 2013, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Case loss and loss adjustment expense reserves	$33,028	$34,307
Incurred but not reported loss and loss adjustment expense reserves	131,596	100,024
	$164,624	$134,331

The following table represents the activity in the reserve for losses and loss adjustment expenses for the three months ended March 31, 2014 and year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$134,331	$67,271
Less: loss and loss adjustment expenses recoverable, beginning of period	(9,277)	—
Net reserves for loss and loss adjustment expenses, beginning of period	125,054	67,271
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	43,233	144,509
Prior years'	3,026	(4,697)
Total incurred loss and loss adjustment expenses	46,259	139,812
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(3,643)	(27,528)
Prior years'	(13,323)	(54,501)
Total net paid losses	(16,966)	(82,029)
Net reserve for loss and loss adjustment expenses, end of period	154,347	125,054
Plus: loss and loss adjustment expenses recoverable, end of period	10,277	9,277
Gross reserve for loss and loss adjustment expenses, end of period	$164,624	$134,331

The $3.0 million increase in prior years' reserves for the three months ended March 31, 2014 reflects $2.0 million of adverse loss development, primarily related to one crop contract, and $1.0 million related to premium estimate increases on certain other contracts. The $4.7 million decrease in prior years' reserves for the year ended December 31, 2013 reflects $1.3 million of favorable loss experience on several contracts and a $3.4 million decrease in the reserve for loss and loss adjustment expenses related to premium estimate decreases, primarily related to one crop contract. The changes in loss and loss adjustment expense reserves related to premium estimate changes were accompanied by similar changes in the premium earned for those contracts, resulting in minimal impact to net underwriting income in both periods.
10. Management, performance and Founders fees
The Company and Third Point Re are party to a Joint Venture and Investment Management Agreement (the “Investment Agreement”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
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
Investment fee expenses related to the Investment Agreement, which are included in net investment income in the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
	($ in thousands)
Management fees - Third Point LLC	$1,189	$724
Management fees - Founders	6,735	4,102
Performance fees - Third Point Advisors LLC	12,295	20,006
	$20,219	$24,832

As of March 31, 2014, $12.3 million was included in performance fee payable to related party in the condensed consolidated balance sheets related to performance fees due under the Investment Agreement. As of December 31, 2013, $63.0 million was included in non-controlling interests related to the performance fee payable to Third Point Advisors LLC. Since the performance fee allocation is based on annual performance, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC's capital account, in accordance with the Investment Agreement.
11.    Deposit contracts
Deposit liability contracts each contain a fixed interest crediting rate, which ranges from 2.5% to 3.0%. Certain deposit contracts also contain a variable interest crediting feature based on actual investment returns realized by the Company that can increase the overall effective interest crediting rate on those contracts to 6.1% to 6.5%. These variable interest crediting features are considered embedded derivatives. We include the estimated fair value of these embedded derivatives with the host deposit liability contracts. Changes in the estimated fair value of these embedded derivatives are recorded in other expenses in the condensed consolidated statements of income.
The following table represents activity in the deposit liabilities for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in thousands)
Balance, beginning of period	$120,946	$50,446
Consideration received	—	66,369
Net investment expense allocation and change in fair value of embedded derivatives	528	4,731
Payments	(100)	(600)
Balance, end of period	$121,374	$120,946

12.    General and administrative expenses
General and administrative expenses for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
	($ in thousands)
Payroll and related	$4,297	$3,355
Share compensation expenses	2,252	1,752
Legal and accounting	1,129	514
Travel and entertainment	746	632
IT related	462	230
Corporate insurance	313	120
Credit facility fees	187	140
Occupancy	121	113
Director and board costs	133	41
Other general and administrative expenses	385	111
	$10,025	$7,008

13.    Net investment income
Net investment income for the three months ended March 31, 2014 and 2013 consisted of the following:

	2014	2013
Net investment income by type	($ in thousands)
Net realized gains on investments and investment derivatives	$84,752	$99,183
Net unrealized (losses) gains on investments and investment derivatives	(16,254)	1,769
Net realized (loss) gain on foreign currencies	(3,924)	393
Dividend and interest income, net of withholding taxes	7,728	5,545
Dividends paid on securities sold, not yet purchased	(33)	(270)
Management and performance fees	(20,219)	(24,832)
Other expenses	(2,044)	(1,190)
Net investment income on investments managed by Third Point LLC	50,006	80,598
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	29	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	—	763
	$50,035	$81,361

	2014	2013
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	27,823	75,709
Net investment gains on debt securities	55,192	34,029
Net investment losses on other investments	(1,195)	(9,240)
Net investment (losses) gains on investment derivatives	(6,253)	16,841
Net investment losses on securities sold, not yet purchased	(13)	(10,216)
Net investment (loss) income on cash, including foreign exchange gains (losses)	(4,455)	607
Net investment gains (losses) on securities purchased under and agreement to resell	13	(496)
Management and performance fees	(20,219)	(24,832)
Other investment expenses	(858)	(1,041)
	$50,035	$81,361
14.    Other expenses

Other expenses for the three months ended March 31, 2014 and 2013 consisted of the following:

	2014	2013
	($ in thousands)
Deposit liabilities and reinsurance contracts investment expense	$644	$500
Change in fair value of embedded derivatives in deposit and reinsurance contracts (1)	143	170
	$787	$670

(1) See discussion of accounting policy for embedded derivatives in Note 2 for additional information.

15.    Share capital
Authorized and issued
The Company's authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of March 31, 2014, 103,924,897 common shares (December 31, 2013 - 103,888,916) were issued and outstanding. No preference shares have been issued to date.

On August 20, 2013, the Company completed an IPO of 24,832,484 common shares at a purchase price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of March 31, 2014:

	Exercise price	Authorized and issued	Aggregated fair value of warrants
	($ in thousands, except for share and per share amounts)
Founders	$10.00	4,069,768	$15,203
Advisor	$10.00	581,395	2,171
		4,651,163	$17,374
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
16.    Share-based compensation
On July 15, 2013, the Third Point Reinsurance Ltd. 2103 Omnibus Incentive Plan (“Omnibus Plan”) was approved by the Board of Directors and subsequently on August 2, 2013 by the shareholders of the Company. An aggregate of 21,627,906 common shares were made available under the Omnibus Plan. This number of shares includes the shares available under the Third Point Reinsurance Ltd. Share Incentive Plan ("Share Incentive Plan"). Awards under the Omnibus Plan may be made in the form of performance awards, restricted shares, restricted share units, share options, share appreciation rights and other share-based awards.
As of March 31, 2014, 10,262,014 (December 31, 2013 - 10,613,975) of the Company's common shares were available for future issuance under the equity incentive compensation plans.
Share based compensation expense of $2.3 million for the three months ended March 31, 2014 (2013 - $1.8 million) was included in general and administrative expenses.

As of March 31, 2014, the Company had $22.8 million (December 31, 2013 - $23.8 million) of unamortized share compensation expense that is expected to be amortized over a weighted average period of 1.9 years (December 31, 2013 - 2.0 years).

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
The management and director options activity for the three months ended March 31, 2014 and the year ended December 31, 2013 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2013	10,956,838	$13.20
Granted - employees	348,836	14.09
Granted - directors	—	—
Forfeited	(324,599)	13.20
Exercised	—
Balances as of December 31, 2013	10,981,075	13.23
Granted - employees	348,836	18.25
Granted - directors	—
Forfeited	—	—
Exercised	—
Balances as of March 31, 2014	11,329,911	$13.38
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The share price used for purposes of determining the fair value of share options that were granted in the three months ended March 31, 2014 was $15.05. The estimated share price used for purposes of determining the fair value of share options that were granted in the second quarter of 2013 (prior to the IPO) was $10.89. The volatility assumption used was 23.10% (2013 - 21.95%). The other assumptions used in the option-pricing model were as follows: risk free interest rate of 2.2% (2013 - 1.2%), expected life of 6.5 years (2013 - 6.5 years) and a 0.0% dividend yield (2013 - 0.0%). As of March 31, 2014, the weighted average remaining contractual term for options outstanding was 7.9 years (2013 - 8.1 years).

The following table summarizes information about the Company’s management and director share options outstanding as of March 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00-$10.89	6,588,647	$10.03	7.9	2,235,159	$10.00
$15.05-$16.89	2,405,516	$15.94	7.9	745,053	$16.00
$20.00-$25.05	2,335,748	$20.21	7.9	745,053	$20.00
	11,329,911	$13.38	7.9	3,725,265	$13.20
For the three months ended March 31, 2014, the Company recorded $1.7 million (2013 - $1.3 million) of share compensation expense related to share options.
The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2014 was $38.5 million and $13.1 million, respectively (December 31, 2013 - $61.5 million and $17.6 million, respectively).

(b)	Restricted shares
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted share award activity for the three months ended March 31, 2014 and year ended December 31, 2013 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2013	619,300	$10.00
Granted	37,856	15.22
Forfeited	—
Vested	—
Balance as of December 31, 2013	657,156	10.30
Granted	3,125	15.05
Forfeited	—
Vested	—
Balance as of March 31, 2014	660,281	$10.32
For the three months ended March 31, 2014, the Company issued 3,125 (2013 - Nil) restricted shares to employees. The restricted shares issued to employees in 2014 will vest after three years from the date of issuance, subject to the grantee's continued service with the Company. The restricted shares issued in 2013 to employees vest two years from the date of grant and restricted shares issued to directors vest on December 31, 2014, subject to the grantee's continued service with the Company.
For the three months ended March 31, 2014, the Company recorded $0.5 million (2013 - $0.4 million) compensation expense related to restricted share awards.

17.    Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	($ in thousands)
Catastrophe Fund	$51,633	$49,254
Catastrophe Fund Manager	(295)	(236)
Joint Venture - Third Point Advisors LLC share	19,541	69,717
	$70,879	$118,735
Income (loss) attributable to non-controlling interests for the three months ended March 31, 2014 and 2013 was:

	2014	2013
	($ in thousands)
Catastrophe Fund	$250	$579
Catastrophe Fund Manager	(59)	(64)
Joint Venture - Third Point Advisors LLC share	825	568
	$1,016	$1,083
As of March 31, 2014, the following entities were consolidated in line with voting model per ASC 810: Consolidation:
• Third Point Reinsurance Opportunities Fund Ltd.
• Third Point Re Cat Ltd.
• Third Point Reinsurance Investment Management Ltd.
As of March 31, 2014, the following entities were consolidated in line with variable interest model as per ASC 810: Consolidation:
• Investment Joint Venture

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of March 31, 2014, Third Point Re's investment in the Catastrophe Fund was $55.0 million (December 31, 2013 - $54.8 million), representing approximately 51.6% (December 31, 2013 - 53.0%) of the Catastrophe Fund’s issued, non-voting, participating share capital. The objective of the Catastrophe Fund is to achieve positive uncorrelated investment returns by investing, through the Catastrophe Reinsurer, in a portfolio of collateralized reinsurance transactions and other insurance-linked investments, including catastrophe bonds and industry loss warranties.
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
The Catastrophe Fund Manager does not participate in the profits or losses of either the Catastrophe Fund or the Catastrophe Reinsurer; however, the Catastrophe Fund Manager does receive management and performance fees for its services.

c)	Third Point Advisors LLC
The joint venture created through the Investment Agreement (Note 10) has been considered a variable interest entity in accordance with U.S. GAAP. Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint venture and has recorded Third Point Advisors LLC’s minority interest as a non-controlling interest in the condensed consolidated statements of shareholders’ equity.
For the three months ended March 31, 2014, $51.0 million (2013 - $35.1 million) was distributed to Third Point Advisors LLC and reduced the amount of the non-controlling interest.

18.    Earnings per share
The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	2014	2013
Weighted-average number of common shares outstanding:	($ in thousands)
Basic number of common shares outstanding	103,264,616	78,432,132
Dilutive effect of options	1,386,722	—
Dilutive effect of warrants	1,762,242	651,543
Diluted number of common shares outstanding	106,413,580	79,083,675

Basic net income per common share:
Net income	$39,779	$74,430
Income allocated to participating shares	(252)	(583)
Net income available to common shareholders	$39,527	$73,847

Basic net income per common share	$0.38	$0.94

Diluted net income per common share:
Net income	$39,779	$74,430
Income allocated to participating shares	(245)	(578)
Net income available to common shareholders	$39,534	$73,852

Diluted net income per common share	$0.37	$0.93

For the three months ended March 31, 2014 and 2013, anti-dilutive options of 2,319,286 and 3,385,264, respectively, were excluded from the computation of diluted earnings per share.

19.    Related party transactions
In addition to the transactions disclosed in Notes 5, 10 and 17 to these condensed consolidated financial statements, the following additional transactions are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company or the Company has an investment with such counterparty.

a)	Pine Brook Road Partners, LLC and Narragansett Bay Insurance Company
Third Point Re entered into a quota share reinsurance agreement with Narragansett Bay Insurance Company (“Narragansett Bay”) effective December 31, 2012, which was renewed on December 31, 2013. The Company recorded $1.7 million (2013 - $1.5 million) of net premiums earned related to these contracts for the three months ended March 31, 2014.  Pine Brook Road Partners, LLC (“Pine Brook”) is the manager of an investment fund that owns common shares and warrants issued by the Company. Pine Brook currently owns approximately 12.0% (December 31, 2013 - 12.0%) of the Company’s outstanding common shares. Pine Brook is also the manager of an investment fund that owns common shares in Narragansett Bay.

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
The LuxCo was established under the laws of the Grand-Duchy of Luxembourg and its principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of March 31, 2014, Third Point Re held approximately a 10.5% (December 31, 2013 - 10.0%) interest in the Cayman Holdco. As a result, Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets and records changes in fair value in the condensed consolidated statements of income.
As of March 31, 2014, the estimated fair value of the investment in the limited partnership was $43.0 million (December 31, 2013 - $29.3 million).  The valuation policy with respect to this investment in a limited partnership is further described in Note 5.

c)	Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of March 31, 2014, Loan LLC held $168.1 million (December 31, 2013 - $147.2 million) of Third Point Re’s investments, which are included in investments in securities and in derivative contracts in the condensed consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of Loan LLC and the related income and expense are reflected accordingly in the condensed consolidated balance sheets and the condensed consolidated statements of income.

d)	Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests.

Third Point Re committed $11.4 million to the Hellenic Fund, of which $0.1 million was called and $0.4 million was distributed during the three months ended March 31, 2014 (2013 - $4.3 million). As of March 31, 2014, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.1 million (December 31, 2013 - $5.3 million). The valuation policy with respect to this investment in a limited partnership is further described in Note 5.
As of March 31, 2014, Third Point Re held less than a 2.0% (December 31, 2013 - 2.0%) interest in the Hellenic Fund. As a result, Third Point Re accounts for its investment in the Hellenic Fund under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets and records the change in the fair value in the condensed consolidated statements of income.

20.    Financial instruments with off-balance sheet risk or concentrations of credit risk
Off-balance sheet risk
In the normal course of business, the Company trades various financial instruments and engages in various investment activities with off-balance sheet risk. These financial instruments include securities sold, not yet purchased, forwards, futures, options, swaptions, swaps and contracts for differences. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at specified future dates. Each of these financial instruments contains varying degrees of off-balance sheet risk whereby changes in the fair values of the securities underlying the financial instruments or fluctuations in interest rates and index values may exceed the amounts recognized in the condensed consolidated balance sheets.
Securities sold, not yet purchased are recorded as liabilities in the condensed consolidated balance sheets and have market risk to the extent that the Company, in satisfying its obligations, may be required to purchase securities at a higher value than that recorded in the condensed consolidated balance sheets. The Company’s investments in securities and amounts due from brokers are partially restricted until the Company satisfies the obligation to deliver securities sold, not yet purchased.
Forward and futures contracts are a commitment to purchase or sell financial instruments, currencies or commodities at a future date at a negotiated rate. Forward and futures contracts expose the Company to market risks to the extent that adverse changes occur to the underlying financial instruments such as currency rates or equity index fluctuations.
Option contracts give the purchaser the right, but not the obligation, to purchase or sell to the option writer financial instruments, commodities or currencies within a defined time period for a specified price. The premium received by the Company upon writing an option contract is recorded as a liability, marked to market on a daily basis and is included in securities sold, not yet purchased in the condensed consolidated balance sheets. In writing an option, the Company bears the market risk of an unfavorable change in the financial instrument underlying the written option. Exercise of an option written by the Company could result in the Company selling or buying a financial instrument at a price different from the current fair value.
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of March 31, 2014, the investment portfolio had a maximum payout amount of approximately $531.9 million (December 31, 2013 - $689.5 million) relating to written put option contracts with expiration ranging from 1 month to 10 months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of March 31, 2014 is $4.0 million (December 31, 2013 - $2.6 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of March 31, 2014, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.

The following table sets forth certain information related to the Company’s written credit derivatives as of March 31, 2014 and December 31, 2013:

March 31, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$—	$—	$—	$—	$—
Single name (251-500)	8,652	2,218	10,870	924	—	924
Index (0-250)	—	—	—	—	—	—
	$8,652	$2,218	$10,870	$924	$—	$924

December 31, 2013	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$368	$—	$368	$—	$(104)	$(104)
Single name (251-500)	9,514	—	9,514	1,136	—	1,136
Index (0-250)	—	550	550	21	(244)	(223)
	$9,882	$550	$10,432	$1,157	$(348)	$809

(1)	As of March 31, 2014 and December 31, 2013, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentration of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of March 31, 2014. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the joint venture has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparty inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of March 31, 2014, the Company’s maximum counterparty credit risk exposure was $16.4 million (December 31, 2013 - $19.0 million).

21.    Commitments and Contingencies
Letters of credit
As of March 31, 2014, the Company had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank	150,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2014	60 days prior to termination date
	$300,000
As of March 31, 2014, $131.2 million (December 31, 2013 - $127.3 million) of letters of credit, representing 43.7% (December 31, 2013 – 42.4%) of the total available facilities, had been drawn upon.
Under the facilities, the Company provides collateral that may consist of equity securities, repurchase agreements and cash and cash equivalents. As of March 31, 2014, cash and cash equivalents with a fair value of $131.6 million (December 31, 2013 - $100.6 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-” or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, the Company will be prohibited from paying dividends. The Company was in compliance with all of the covenants as of March 31, 2014.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of March 31, 2014, the Company had no unfunded capital commitments.
In the normal course of business, the Company, as part of its investment strategy, enters into contracts that contain a variety of indemnifications and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. Thus, no amounts have been accrued related to such indemnifications. The Company also indemnifies Third Point Advisors LLC, Third Point LLC and its employees from and against any loss or expense, including, without limitation any judgment, settlement, legal fees and other costs. Any expenses related to this indemnification are reflected in net investment income in the condensed consolidated statements of income.
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

22.    Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company has also identified a corporate function that includes net investment income on capital and certain general and administrative expenses related to corporate activities.
Effective January 1, 2014, the Company modified the presentation of its operating segments to allocate net investment income from float to the property and casualty reinsurance segment. The property and casualty reinsurance operations generate excess cash flows, or float, which the Company tracks in managing the business. The Company considers net investment income on float in evaluating the overall contribution of the property and casualty reinsurance segment. Prior period segment results have been adjusted to conform to this presentation.
The following is a summary of the Company’s operating segments results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$82,142	$5,445	$—	$87,587
Gross premiums ceded	—	—	—	—
Net premiums written	82,142	5,445	—	87,587
Change in net unearned premium reserves	(9,841)	(4,484)	—	(14,325)
Net premiums earned	72,301	961	—	73,262
Expenses
Loss and loss adjustment expenses incurred, net	46,259	—	—	46,259
Acquisition costs, net	25,399	32	—	25,431
General and administrative expenses	5,809	834	3,382	10,025
Total expenses	77,467	866	3,382	81,715
Underwriting loss	(5,166)	n/a	n/a	n/a
Net investment income	7,313	29	42,693	50,035
Other expenses	(787)	—	—	(787)
Segment income including non-controlling interests	1,360	124	39,311	40,795
Segment income attributable to non-controlling interests	—	(191)	(825)	(1,016)
Segment income (loss)	$1,360	$(67)	$38,486	$39,779

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	64.0%
Acquisition cost ratio (2)	35.1%
Composite ratio (3)	99.1%
General and administrative expense ratio (4)	8.0%
Combined ratio (5)	107.1%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Three Months Ended March 31, 2013
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$92,871	$3,149	$—	$96,020
Gross premiums ceded	(9,975)	—	—	(9,975)
Net premiums written	82,896	3,149	—	86,045
Change in net unearned premium reserves	(50,253)	(2,251)	—	(52,504)
Net premiums earned	32,643	898	—	33,541
Expenses
Loss and loss adjustment expenses incurred, net	18,638	—	—	18,638
Acquisition costs, net	12,991	82	—	13,073
General and administrative expenses	4,816	785	1,407	7,008
Total expenses	36,445	867	1,407	38,719
Underwriting loss	(3,802)	n/a	n/a	n/a
Net investment income	5,526	767	75,068	81,361
Other expenses	(670)	—	—	(670)
Segment income including non-controlling interests	1,054	798	73,661	75,513
Segment income attributable to non-controlling interests	—	(579)	(504)	(1,083)
Segment income	$1,054	$219	$73,157	$74,430

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	57.1%
Acquisition cost ratio (2)	39.8%
Composite ratio (3)	96.9%
General and administrative expense ratio (4)	14.7%
Combined ratio (5)	111.6%

(1)Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.
(2)Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

For the three months ended March 31, 2014, two contracts individually contributed greater than 10% of total gross premiums written. These two contracts individually contributed 51.1% and 19.6%, respectively, of total gross premiums written for the three months ended March 31, 2014. For the three months ended March 31, 2013, two contracts each contributed greater than 10% of total gross premiums written. These two contracts contributed 36.5%, and 36.5%, respectively, of total gross premiums written for the three months ended March 31, 2013.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three months ended March 31, 2014 and 2013:

	2014		2013
	($ in thousands)
Property	$6,881	7.9%	$350	0.4%
Casualty	50,423	57.5%	52,208	54.3%
Specialty	24,838	28.4%	40,313	42.0%
Total property and casualty reinsurance	82,142	93.8%	92,871	96.7%
Catastrophe risk management	5,445	6.2%	3,149	3.3%
	$87,587	100.0%	$96,020	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three months ended March 31, 2014 and 2013:

	2014		2013
	($ in thousands)
Prospective	$85,485	97.6%	$96,020	100.0%
Retroactive	2,102	2.4%	—	—%
	$87,587	100.0%	$96,020	100.0%
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table provides a breakdown of the Company’s gross premiums written from brokers for the three months ended March 31, 2014 and 2013:

	2014		2013
	($ in thousands)
Stonehill Reinsurance Partners, LLC	$44,744	51.1%	$—	—%
Aon Benfield - a division of Aon plc	5,996	6.8%	49,904	52.0%
Guy Carpenter & Company, LLC	(414)	(0.5)%	1,564	1.6%
Advocate Reinsurance Partners, LLC	8,455	9.7%	(640)	(0.7)%
BMS Intermediaries	—	—%	8,213	8.6%
Other brokers	2,622	3.0%	3,842	4.0%
Total broker placed	61,403	70.1%	62,883	65.5%
Other	26,184	29.9%	33,137	34.5%
	$87,587	100.0%	$96,020	100.0%
The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three months March 31, 2014 and 2013:

	2014		2013
	($ in thousands)
United States	$58,077	66.3%	$49,657	51.7%
United Kingdom	24,837	28.4%	—	—%
Bermuda	4,673	5.3%	44,963	46.8%
Other	—	—%	1,400	1.5%
	$87,587	100.0%	$96,020	100.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim, financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors" and ”Special Note Regarding Forward-Looking Statements" . Our actual results may differ materially from those contained in or implied by any forward looking statements.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	limited historical information about us;

•	operational structure currently is being developed;

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	potential inability to pay dividends;

•	unavailability of capital in the future;

•	dependence on clients' evaluations of risks associated with such clients' insurance underwriting;

•	suspension or revocation of our reinsurance license;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Reinsurance Company Ltd. as a PFIC;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreement;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	potentially becoming subject to United States federal income taxation;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the FATCA provisions; and

•	other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission.
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
Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” and the “Company,” as used in this report, refer to Third Point Reinsurance Ltd. and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. ("Third Point Re"), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Reinsurance Ltd. exclusive of its subsidiaries. Third Point Reinsurance Investment Management Ltd. is referred to as the “Catastrophe Fund Manager,” Third Point Reinsurance Opportunities Fund Ltd. as the “Catastrophe Fund” and Third Point Re Cat Ltd. as the “Catastrophe Reinsurer.”
Overview
We are a Bermuda-based specialty property and casualty reinsurer with a reinsurance and investment strategy that we believe differentiates us from our competitors. Our objective is to deliver attractive equity returns to shareholders by combining profitable reinsurance underwriting with our investment manager Third Point LLC’s superior investment management.
We manage our business on the basis of two operating segments: Property and Casualty Reinsurance and Catastrophe Risk Management. We also have a corporate function that includes our net investment income on capital and certain general and administrative expenses related to corporate activities.
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves and the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We assume a limited amount of catastrophe risk within the property and casualty segment, primarily through multi-line reinsurance contracts. All excess of loss property catastrophe reinsurance is written through the Catastrophe Fund.
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounting contracts are collected before losses are paid on reinsurance contracts and proceeds are returned on deposit accounting contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and generate investment returns. Although float can be calculated using numbers determined under U.S. GAAP, float is a non-GAAP financial measure and, therefore, there is no comparable U.S. GAAP measure.
We believe that our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float.
Catastrophe Risk Management
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. We write excess of loss catastrophe reinsurance exclusively through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. On June 15, 2012, we established the Catastrophe Fund, the Catastrophe Fund Manager and the Catastrophe Reinsurer, in partnership with Hiscox. Our partnership with Hiscox is governed by a shareholders’ agreement that provides for certain matters relating to governance of the Catastrophe Fund Manager and restrictions on the transfers of its shares. Our investment in and management of the Catastrophe Fund allows us to provide a product that is important to most of our reinsurance clients and to earn fee income over time. Because the Catastrophe Fund is capitalized in part by investments from unrelated parties, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses is limited to our investment in the Catastrophe Fund, which as of March 31, 2014 was $55.0 million (December 31, 2013 - $54.8 million). We anticipate that our property catastrophe exposures will consistently remain relatively low when compared to many other reinsurers with whom we compete and there are no additional guarantees or recourse to us beyond our investment.
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
As of March 31, 2014, the Catastrophe Fund had a net asset value of $106.7 million (December 31, 2013 - $104.0). Market conditions have been challenging due to the recent launch of several similar funds and a decrease in catastrophe reinsurance pricing. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under a long-term investment management contract. We directly own the investments that are held in a separate account and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds.

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
The table below shows the key performance indicators for our consolidated business as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

	2014	2013
	(In thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting income (loss) (1)	$(5,166)	$(3,802)
Combined ratio (1)	107.1%	111.6%

Key investment return metrics:
Net investment income	$50,035	$81,361
Net investment return on investments managed by Third Point LLC	3.1%	8.7%

Key shareholders' value creation metrics:
Book value per share (2) (4)	$13.88	$13.48
Diluted book value per share (2) (4)	$13.43	$13.12
Growth in diluted book value per share (2)	2.4%	8.0%
Return on beginning shareholders' equity (3)	2.9%	8.6%

(1) Net underwriting loss and combined ratio are Non-GAAP financial measures. See Note 22 of the accompanying condensed consolidated financial statements for calculation of net underwriting loss and combined ratio.

(2) Book value per share and diluted book value per share are Non-GAAP financial measures. See reconciliation below for calculation of book value per share and diluted book value per share.
(3) Return on beginning shareholders’ equity is a Non-GAAP financial measure. See reconciliation below for calculation of return on beginning shareholders’ equity.
(4) Prior year comparative represents amounts as of December 31, 2013.
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
We track excess cash flows generated by our property and casualty reinsurance operation, or float, in a separate account, which allows us to also track the net investment income generated on the float. We believe that net investment income generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of incentive compensation.
Net investment income for the three months ended March 31, 2014 and 2013 was comprised of the following:

	2014	2013
	($ in thousands)
Net investment income on float	$7,313	$5,526
Net investment income on capital	42,693	75,068
Net investment income on investments managed by Third Point LLC	50,006	80,594
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	29	4
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	—	763
	$50,035	$81,361
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
Return on beginning shareholders' equity for the three months ended March 31, 2014 and 2013 was calculated as follows:

	2014	2013
	($ in thousands)
Net income	$39,779	$74,430
Shareholders' equity attributable to shareholders - beginning of period	1,391,661	868,544
Return on beginning shareholders' equity	2.9%	8.6%
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
For the three months ended March 31, 2014, book value per share increased by $0.40 per share, or 3.0%, to $13.88 per share from $13.48 per share as of December 31, 2013. For the three months ended March 31, 2014, diluted book value per share increased by $0.31 per share, or 2.4%, to $13.43 per share from $13.12 per share as of December 31, 2013.
The increase in basic and diluted book value per share for the period was driven primarily by net income. The growth in diluted book value per share was also impacted by warrants and share compensation issued to our Founders, employees, directors and an advisor, including the additional warrants and options that became exercisable as a result of meeting the performance condition after the IPO. The number of shares underlying options included in the calculation of diluted book value per share as of March 31, 2014 was lower than the number included as of December 31, 2013 because the exercise price of certain outstanding options was higher than our share price as of March 31, 2014.

The following table sets forth the computation of basic and diluted book value per share as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders' equity	$1,504,571	$1,510,396
Less: Non-controlling interests	(70,879)	(118,735)
Shareholders' equity attributable to shareholders	1,433,692	1,391,661
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	69,223	101,274
Diluted book value per share numerator:	$1,549,427	$1,539,447
Basic and diluted book value per share denominator:
Issued and outstanding shares	103,264,616	103,264,616
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	6,797,949	8,784,861
Effect of dilutive restricted shares issued to directors and employees	660,281	657,156
Diluted book value per share denominator:	115,374,009	117,357,796

Basic book value per share	$13.88	$13.48
Diluted book value per share	$13.43	$13.12

Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
Premiums from our property and casualty reinsurance business assumed are directly related to the number, type and pricing of contracts we write. Premiums are earned over the contract period in proportion to the period of risk covered, which is typically 12 to 24 months.
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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders, pursuant to the investment management agreement and performance fees we pay to Third Point Advisors LLC. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to Third Point Advisors LLC. We include these expenses in net investment income in our condensed consolidated statements of income.
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
Critical Accounting Policies and Estimates
See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our significant accounting and reporting policies.
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are (1) premium revenue recognition including evaluation of risk transfer, (2) loss and loss adjustment expense reserves, and (3) fair value measurements related to our investments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Premium Revenue Recognition including evaluation of Risk Transfer
We estimate the ultimate premiums for the entire contract period and record this estimate at the inception of the contract, to the extent that the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers. See Note 2 of the notes to our condensed consolidated financial statements for additional information on premium revenue recognition.
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

During the three months ended March 31, 2014, we recorded $(1.0) million (2013 - $(2.1) million) of changes in premium estimates on prior years' contracts. There was minimal impact on net income of these changes in premium estimates for the three months ended March 31, 2014 and 2013.
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting. See Note 11 of the notes to our condensed consolidated financial statements for additional information on deposit contracts entered into to date.
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
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the condensed consolidated statement of income in the period in which they become known.
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
We do not produce a range of IBNR reserves. However, a 10% increase in IBNR reserves would translate into a 0.8% decrease in total shareholders’ equity as of March 31, 2014 and a 0.6% decrease in total shareholders’ equity as of December 31, 2013.
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
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by Third Point LLC. Valuation techniques, used by Third Point LLC, may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, we or Third Point LLC may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide us or Third Point LLC with a written report documenting their recommended valuation as of the determination date for the specified investments.
Due to the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the values that would have been used had a ready market existed for these investments. The value at which these securities could actually be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As an extension of our underwriting activities, the Catastrophe Reinsurer has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the condensed consolidated balance sheets at fair value, with changes in the fair value of these derivatives recorded in net investment income in the condensed consolidated statements of income.  These contracts are valued on the basis of models developed by us, which approximates fair value.
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in net income. The Company's embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on our investments managed by Third Point LLC. The Company determines the fair value of the embedded derivatives using models developed by the Company, which approximates fair value.
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
We value our investments in affiliated investment funds at fair value, which is an amount equal to the sum of the capital account in the limited partnership generally determined from financial information provided by the investment manager of the investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income.

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
For the three months ended March 31, 2014 and 2013, there were no changes in the valuation techniques as it relates to the above.
Monetary assets and liabilities denominated in foreign currencies are remeasured at the closing rates of exchange as of March 31, 2014. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the condensed consolidated statement of income.
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
See Note 5 to the notes to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.

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
While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available. As a result, we believe market conditions will remain challenging in the near term. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other ILS vehicles and the absence of significant catastrophe events during 2013. We believe that pricing for property catastrophe reinsurance treaties that renewed on January 1, 2014 dropped by more than 10% on average. Pricing for other types of traditional reinsurance, which are less attractive to collateralized reinsurance vehicles due to their longer loss development and claims payment periods, is also under pressure but not to the same degree as property catastrophe reinsurance. However, we believe new capital targeting these longer tail lines of business is beginning to enter the market through credit rated vehicles with similar business models to ours, with new reinsurers entering or attempting to enter the market during 2014.
Our direct exposure to falling property catastrophe prices is contained within the Catastrophe Fund and limited to our $55.0 million (December 31, 2013 - $54.8 million) investment in the Catastrophe Fund and the contingent profit commission we receive from managing the Catastrophe Fund, which had assets under management of $106.7 million as of March 31, 2014 (December 31, 2013 - $104.0 million). The expected overall impact on our results, however, is tempered by the Catastrophe Fund’s portfolio construction and focus on smaller, regional companies, which have experienced more modest price decreases. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.
In non-catastrophe lines of business, we focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as result of a client’s rapid growth or historical poor performance. Most of our senior management team have spent decades within the reinsurance market and as they cultivate their relationships with intermediaries and reinsurance buyers, we are seeing an increased flow of submissions in the lines and types of reinsurance that we target. Although we are typically presented by brokers with proposed structures on syndicated deals, we work to improve and enhance the proposed solution for the client while improving our economics and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These often take the form of loss portfolio transfers or adverse development reserve covers where clients seek capital relief and enhanced investment returns on the reserves. Many of our primary insurance company clients are growing gross premium primarily through realizing rate increases and, to a lesser extent, expansion of the number of policies they write. As a consequence, their need for quota share reinsurance has increased. Finally, we are seeing a steady flow of distressed insurance company situations, for which our customized solutions may be helpful.
Consolidated Results of Operations—Three months ended March 31, 2014 and 2013.
For the three months ended March 31, 2014, our net income decreased by $34.7 million, or 46.6%, to $39.8 million, compared to net income of $74.4 million for the three months ended March 31, 2013.
The decrease in net income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to the following:

•
For the three months ended March 31, 2014, we recorded net investment income of $50.0 million compared to $81.4 million for the three months ended March 31, 2013. The return on investments managed by Third Point LLC was 3.1% for the three months ended March 31, 2014 compared to 8.7% for the three months ended March 31, 2013.

•
The net underwriting loss from our property and casualty reinsurance segment for the three months ended March 31, 2014 was $5.2 million, compared to a net underwriting loss of $3.8 million for the three months ended March 31, 2013. The underwriting loss for the three months ended March 31, 2014 included $2.5 million of adverse development related to one crop contract. The combined ratio for the three months ended March 31, 2014 was 107.1% compared to 111.6% for the three months ended March 31, 2013. The combined ratio improved primarily due to a lower general and administrative expense ratio compared to the prior year period due to proportionately higher net premiums earned.

•
Our Catastrophe Risk Management segment contributed a net loss of $0.1 million for the three months ended March 31, 2014 compared to net income of $0.2 million for the three months ended March 31, 2013.

Segment Results—Three months ended March 31, 2014 and 2013
The determination of our business segments is based on the manner in which management monitors the performance of our operations. Our business currently comprises two operating segments—Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes net investment income on capital and general and administrative expenses related to our corporate activities.
Effective January 1, 2014, we modified the presentation of our operating segments to allocate net investment income from float to the property and casualty reinsurance segment. The property and casualty reinsurance operations generate excess cash flows, or float, which the Company tracks in managing the business. The Company considers net investment income on float in evaluating the overall contribution of the property and casualty reinsurance segment. Prior period segment results have been adjusted to conform to this presentation.
Property and Casualty Reinsurance
Gross premiums written. Gross premiums written decreased by $10.7 million, or 11.6%, to $82.1 million for the three months ended March 31, 2014 from $92.9 million for three months ended March 31, 2013.
We began underwriting on January 1, 2012 and continue to cultivate our underwriting relationships with intermediaries and reinsurance buyers and as a result, submission flow remains strong. We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period. In addition, our contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can be significant. We also offer customized solutions to our clients, including adverse development covers, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers, which are considered retroactive reinsurance contracts, at the inception of the contract. This premium recognition policy can further distort the comparability of premiums earned in a period and trends.
As a result of these factors, we may experience volatility in the amount of gross premiums written and earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three months ended March 31, 2014 and 2013:

	2014		2013
	($ in thousands)
Property	$6,881	8.4%	$350	0.4%
Casualty	50,423	61.4%	52,208	56.2%
Specialty	24,838	30.2%	40,313	43.4%
	$82,142	100.0%	$92,871	100.0%

The change in gross premiums written for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was driven by:
Factors resulting in increases:

•	We wrote $32.8 million of new business for the three months ended March 31, 2014, consisting of $8.0 million of new property business and $24.8 million of new specialty business.

•
Changes in renewal premiums during the three months ended March 31, 2014 resulted in increased premiums of $0.9 million. Premiums can change on renewals of contracts for a number of factors including: changes in our line size or participation, changes in the underlying premium volume of the client's program, and pricing trends as well as other changes in contractual terms and conditions.

•	We amended an existing contract to increase coverage resulting in an additional $1.3 million of premium.

Factors resulting in decreases:

•
We did not renew three reinsurance contracts accounting for $46.8 million of premiums for the three months ended March 31, 2013, two of which were not renewed as a result of pricing and other changes in reinsurance contract structure, terms and conditions and one contract that was not subject to renewal.

•	Reductions in premium estimates relating to prior years' contracts were $1.0 million for the three months ended March 31, 2014 compared to $2.1 million for the three months ended March 31, 2013.
Premiums ceded. We did not cede any premium for the three months ended March 31, 2014 (2013 - $10.0 million). The 2013 premiums ceded related to the purchase of retrocessional protection related to our one assumed crop contract that did not renew in 2014.
Net premiums earned. Net premiums earned for the three months ended March 31, 2014 increased $39.7 million, or 121.5%, to $72.3 million from $32.6 million for the three months ended March 31, 2013. Third Point Re began underwriting on January 1, 2012. The three months ended March 31, 2014 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written, compared to the three months ended March 31, 2013.
Net loss and loss adjustment expenses. Net loss and loss adjustment expenses for the three months ended March 31, 2014 was $46.3 million, or 64.0% of net premiums earned, compared to $18.6 million, or 57.1% of net premiums earned, for the three months ended March 31, 2013.
The reinsurance contracts that we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses), therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves and do not include acquisition related and other expenses. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period.
We recorded $2.0 million, or 2.8 percentage points, of net adverse prior years' reserve development for the three months ended March 31, 2014 compared to $1.4 million, or 4.2 percentage points, of net adverse prior years' reserve development for the three months ended March 31, 2013. The adverse prior years' reserve development in both periods was primarily related to crop business. We did not renew our crop contract in 2014.
For the three months ended March 31, 2014, we also recorded an increase of $1.0 million in loss and loss adjustment expense reserves due to increases in premium estimates on prior year contracts. For the three months ended March 31, 2013, we recorded a decrease of $3.9 million in loss and loss adjustment expense reserves due to decreases in premium estimates on prior years' contracts primarily related to one crop contract. The loss and loss adjustment expense reserves and premium adjustments generally offset resulting in minimal impact to net underwriting income for the three months ended March 31, 2014 and 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs are presented net of commissions ceded under reinsurance contracts. Acquisition costs for the three months ended March 31, 2014 were $25.4 million, or 35.1% of net premiums earned, compared to $13.0 million, or 39.8% of net premiums earned, for the three months ended March 31, 2013. The acquisition cost ratio for the three months ended March 31, 2014 was lower than the prior year due to a change in business mix.
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
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2014 were $5.8 million, or 8.0% of net premiums earned, compared to $4.8 million, or 14.7% of net premiums earned, for the three months ended March 31, 2013. The increase in general and administrative expenses for the three months ended March 31, 2014 compared to the prior year period was primarily due to increased headcount and related staff costs compared to the prior year period. Although the general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio is lower due to proportionately higher net premiums earned compared to the prior year period.
Other expenses. Other expenses for the three months ended March 31, 2014 were $0.8 million compared to $0.7 million for the three months ended March 31, 2013. Other expenses consist of deposit liabilities and reinsurance contracts investment expense and changes in fair value of embedded derivatives in deposit and reinsurance contracts.
Catastrophe Risk Management
The Catastrophe Reinsurer wrote no business before January 1, 2013. From January 1, 2013, the underwriting results of the Catastrophe Reinsurer as well as results of the Catastrophe Fund, the entities for which the Catastrophe Fund Manager underwrites and manages catastrophe risk, are captured with the Catastrophe Fund Manager in this segment.
Gross premiums written. Gross premiums written was $5.4 million for the three months ended March 31, 2014 compared to $3.1 million for the three months ended March 31, 2013.
Net premiums earned. Net premiums earned was $1.0 million for the three months ended March 31, 2014 compared to $0.9 million for the three months ended March 31, 2013.
Net investment income. Net investment income was $0.03 million for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013. The net investment income for the three months ended March 31, 2013 included $0.8 million related to gains on derivative reinsurance contracts written by the Catastrophe Reinsurer. We did not enter into any derivative reinsurance contracts during the three months ended March 31, 2014.
Net loss and loss adjustment expenses. There were no property catastrophe losses impacting our contracts for the three months ended March 31, 2014 and 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs for the three months ended March 31, 2014 were $0.03 million compared to $0.1 million for the three months ended March 31, 2013.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2014 were $0.8 million compared to $0.8 million for the three months ended March 31, 2013. General and administrative expenses consist of costs associated with the employee leasing agreement, catastrophe loss modeling and legal and accounting expenses.
Investment results
For the three months ended March 31, 2014, we recorded net investment income of $50.0 million, compared to $81.4 million for the three months ended March 31, 2013.

The decrease in net investment income was due to lower investment returns for the three months ended March 31, 2014, partially offset by higher average investments managed by Third Point LLC compared to the prior year period due to the net proceeds generated by our IPO and float contributed by our property and casualty reinsurance operations and net investment income.
The primary driver of our net investment income is the returns generated by our separate account managed by our investment manager, Third Point LLC. The return on investments managed by Third Point LLC was 3.1% for the three months ended March 31, 2014 compared to the S&P 500 index's return of 1.8% for the quarter. In the previous year's first quarter, our investment return was 8.7% while the S&P 500 index increased by 10.6%. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy:

	2014	2013
Long/short equities	0.8%	5.6%
Asset-backed securities	1.8%	2.3%
Corporate credit	0.8%	0.5%
Macro and other	(0.3)%	0.3%
	3.1%	8.7%

S&P 500	1.8%	10.6%
During the first quarter of 2014, performance was driven by successful single name stock selection and strong returns from the credit portfolio. In particular, the structured credit strategy delivered strong results, adding 1.8%, or well over 50% of our total returns. In the first quarter of 2013, the major contributors to returns were special situation long positions in the long/short equities strategy and to a lesser extent mortgages. We mark to market our entire investment portfolio managed by Third Point LLC and, therefore, our investment results can vary significantly from period to period.
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
General and administrative expenses related to corporate activities
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a related headcount analysis. For the three months ended March 31, 2014, general and administrative expenses allocated to the corporate function were $3.4 million compared to $1.4 million for the three months ended March 31, 2013. The increase compared to the prior year period was primarily due to payroll and related expenses as a result of increased headcount and increased legal and other professional advisor expenses as a result of us operating as a public company.
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
As of March 31, 2014, Third Point Re could pay dividends in to the Company of approximately $326.1 million without providing an affidavit to the BMA.
Liquidity and Cash Flows
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment earnings realized and (2) losses and loss expenses paid reinsurance purchased and underwriting and other expenses paid. Cash flows from operations may differ substantially from net income. The potential for a large claim under a reinsurance contract means that substantial and unpredictable payments may need to be made within relatively short periods of time.
Our sources of funds primarily consist of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase investments.
Cash flows provided by operating activities for the three months ended March 31, 2014 were $6.7 million compared to cash provided by operating activities of $5.9 million for the three months ended March 31, 2013. Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
Cash flows used in investing activities for the three months ended March 31, 2014 were $7.1 million compared to cash flows used in investment activities of $3.3 million for the three months ended March 31, 2013. The cash flows from investment activities primarily reflects investment activities related to our separate account managed by Third Point LLC.
Cash flows provided by financing activities for the three months ended March 31, 2014 were $2.7 million compared to $1.2 million for the three months ended March 31, 2013. The cash flows from financing activities for the three months ended March 31, 2014 and 2013 consisted primarily of an increase in the non-controlling interest in the Catastrophe Fund and an increase in deposit liabilities.
For the period from inception until March 31, 2014, we have had sufficient cash flow from proceeds of our initial capitalization and IPO and from operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from underwriting activities and investment income. We may incur indebtedness in the future if we determine that it would be an efficient part of our capital structure.
In addition, we expect that our current capital position and cash flows from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that existing cash and cash equivalents, investment returns and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all.
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

Letter of Credit Facilities

As of March 31, 2014, we had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank	150,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2014	60 days prior to termination date
	$300,000

As of March 31, 2014, $131.2 million (December 31, 2013 - $127.3 million) of letters of credit, representing 43.7% of the total available facilities, had been drawn upon (December 31, 2013 – 42.4% (based on total available facilities of $300 million)). See Note 21 to the notes to our condensed consolidated financial statements for additional information on the letter of credit facilities.

Financial Condition
Shareholders’ equity
As of March 31, 2014, total shareholders’ equity was $1,504.6 million compared to $1,510.4 million as of December 31, 2013. This decrease was primarily due to net income of $39.8 million offset by distributions of non-controlling interests of $51.0 million related to the investment joint venture.
Investments
As of March 31, 2014, total cash and net investments managed by Third Point LLC at fair value was $1,628.6 million compared to $1,559.4 million as of December 31, 2013. The increase was due to float generated by our reinsurance operations and net investment income for the three months ended March 31, 2014.
Contractual Obligations
There have been no material changes to our contractual obligations from our most recent Annual Report on Form 10-K, as filed with the SEC.
Off-Balance Sheet Commitments and Arrangements
We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio and disclosed in the notes to our condensed consolidated financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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
As of March 31, 2014, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of March 31, 2014, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $122.4 million (December 31, 2013 - $111.5 million), or 7.7% (December 31, 2013 - 7.1%) in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Investments
Third Point LLC continually measures foreign currency exposures in our investment portfolio and compares current exposures to historical movement within the relevant currencies. Within the typical course of business, Third Point LLC may decide to hedge foreign currency risk within our investment portfolio by using short-term forward contracts; however, from time to time Third Point LLC may determine not to hedge based on its views of the likely movements of the underlying currency.
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2014, our total net (short) exposure to foreign denominated securities represented 0.8% (December 31, 2013 - (6.2%)) of our investment portfolio including cash and cash equivalents, was $13.4 million (December 31, 2013 - $(97.7) million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of March 31, 2014 and December 31, 2013:

March 31, 2014	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$(1,228)	(0.08)%	$1,228	0.08%
Japanese Yen	(415)	(0.03)%	415	0.03%
British Pounds	(58)	—%	58	—%
Other	357	0.02%	(357)	(0.02)%
Total	$(1,344)	(0.09)%	$1,344	0.09%

December 31, 2013	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$8,873	0.56%	$(8,873)	(0.56)%
Japanese Yen	341	0.02%	(341)	(0.02)%
British Pound	783	0.05%	(783)	(0.05)%
Other	631	0.04%	(631)	(0.04)%
Total	$10,628	0.67%	$(10,628)	(0.67)%
Reinsurance contracts
We also have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. We wrote non-U.S. dollar denominated reinsurance contracts for the first time in the three months ended March 31, 2014. Of our gross premiums written for the three months ended March 31, 2014, $19.9 million, or 22.7%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure.
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
The effects of interest rate movement have historically not had a material impact on the performance of our investment portfolio managed by Third Point LLC. However, our investment manager monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2014 and December 31, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
March 31, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(6,666)	(0.42)%	$7,852	0.49%
Asset Backed Securities(1)	(10,499)	(0.66)%	10,852	0.68%
Net exposure to interest rate risk	$(17,165)	(1.08)%	$18,704	1.17%

December 31, 2013	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(1,434)	(0.09)%	$2,364	0.15%
Asset Backed Securities(1)	(9,240)	(0.59)%	9,471	0.60%
Net exposure to interest rate risk	$(10,674)	(0.68)%	$11,835	0.75%

(1)
Includes instruments for which durations were available on March 31, 2014 and December 31, 2013. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of rate changes.

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
From time to time, we invest in commodities or commodities exposures in the form of derivative contracts from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation. As of March 31, 2014, our investment portfolio did not have any commodity exposures. As of December 31, 2013, a 10% decline in the price of each of these commodities and commodity-linked securities would have resulted in a loss of $0.3 million in total net investments managed by Third Point LLC.
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
We also have credit risk exposure in several reinsurance contracts where we explicitly cover credit risk of a company that writes credit risk insurance.
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
We also have political risk exposure in several reinsurance contracts where we explicitly cover political risk of a company that writes political risk insurance.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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

PART II
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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)    Not applicable
b)     Not applicable
c)    Not applicable

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information
a) None
b) None

ITEM 6. Exhibits

10.29	Form of Employee Restricted Shares Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: May 9, 2014
/s/ John R. Berger
John R. Berger
Chairman of the Board, Chief Executive Officer and Chief Underwriting Officer
(Principal Executive Officer)

/s/ J. Robert Bredahl
J. Robert Bredahl
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Accounting Officer
(Principal Accounting Officer)