Form 10-Q
period 2014-06-30
Third Point Reinsurance Ltd.
filed 2014-08-08
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of August 8, 2014, there were 103,971,456 common shares of the registrant’s common shares issued and outstanding, including 706,840 restricted shares.

Third Point Reinsurance Ltd.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
As of June 30, 2014 and December 31, 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2014	December 31, 2013
Assets
Equity securities, trading, at fair value (cost - $1,035,700; 2013 - $824,723)	$1,162,363	$954,111
Debt securities, trading, at fair value (cost - $494,101; 2013 - $408,754)	551,453	441,424
Other investments, at fair value	93,412	65,329
Total investments in securities and commodities	1,807,228	1,460,864
Cash and cash equivalents	35,977	31,625
Restricted cash and cash equivalents	222,124	193,577
Due from brokers	74,046	98,386
Securities purchased under an agreement to sell	33,850	38,147
Derivative assets, at fair value	22,516	39,045
Interest and dividends receivable	3,747	2,615
Reinsurance balances receivable	245,832	191,763
Deferred acquisition costs, net	130,860	91,193
Loss and loss adjustment expenses recoverable	10,274	9,277
Other assets	3,283	3,398
Total assets	$2,589,737	$2,159,890
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses	$5,456	$9,456
Reinsurance balances payable	26,856	9,081
Deposit liabilities	121,959	120,946
Unearned premium reserves	346,271	265,187
Loss and loss adjustment expense reserves	184,627	134,331
Securities sold, not yet purchased, at fair value	46,994	56,056
Due to brokers	281,091	44,870
Derivative liabilities, at fair value	10,528	8,819
Performance fee payable to related party	22,002	—
Interest and dividends payable	816	748
Total liabilities	1,046,600	649,494
Commitments and contingent liabilities	—	—
Shareholders' equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 103,931,386 (2013: 103,888,916))	10,393	10,389
Additional paid-in capital	1,060,183	1,055,690
Retained earnings	396,653	325,582
Shareholders’ equity attributable to shareholders	1,467,229	1,391,661
Non-controlling interests	75,908	118,735
Total shareholders' equity	1,543,137	1,510,396
Total liabilities and shareholders' equity	$2,589,737	$2,159,890

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
For the three and six months ended June 30, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Gross premiums written	$145,508	$98,215	$233,095	$194,235
Gross premiums ceded	—	—	—	(9,975)
Net premiums written	145,508	98,215	233,095	184,260
Change in net unearned premium reserves	(66,758)	(35,928)	(81,083)	(88,432)
Net premiums earned	78,750	62,287	152,012	95,828
Net investment income	40,485	32,826	90,520	114,187
Total revenues	119,235	95,113	242,532	210,015
Expenses
Loss and loss adjustment expenses incurred, net	44,409	45,692	90,668	64,330
Acquisition costs, net	29,583	14,921	55,014	27,994
General and administrative expenses	9,549	7,217	19,574	14,225
Other expenses	1,020	759	1,807	1,429
Total expenses	84,561	68,589	167,063	107,978
Income before income tax expense	34,674	26,524	75,469	102,037
Income tax expense	(2,375)	—	(2,375)	—
Income including non-controlling interests	32,299	26,524	73,094	102,037
Income attributable to non-controlling interests	(1,007)	(301)	(2,023)	(1,384)
Net income	$31,292	$26,223	$71,071	$100,653
Earnings per share
Basic	$0.30	$0.33	$0.68	$1.27
Diluted	$0.29	$0.33	$0.66	$1.26
Weighted average number of common shares used in the determination of earnings per share
Basic	103,264,616	78,432,132	103,264,616	78,432,132
Diluted	106,433,881	79,254,268	106,505,715	79,147,972

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
For the six months ended ended June 30, 2014 and 2013
(expressed in thousands of U.S. dollars, except share amounts)

	2014	2013
Common shares
Balance, beginning of period	103,888,916	78,432,132
Issuance of common shares	42,470	—
Balance, end of period	103,931,386	78,432,132
Common shares
Balance, beginning of period	$10,389	$7,843
Issuance of common shares	4	—
Balance, end of period	10,393	7,843
Additional paid-in capital
Balance, beginning of period	1,055,690	762,430
Issuance of common shares, net	(5)	—
Share compensation expense	4,498	3,468
Balance, end of period	1,060,183	765,898
Retained earnings
Balance, beginning of period	325,582	98,271
Net income	71,071	100,653
Balance, end of period	396,653	198,924
Shareholders' equity attributable to shareholders	1,467,229	972,665
Non-controlling interests
Balance, beginning of period	118,735	59,777
Contributions	6,151	26,164
Distributions	(51,001)	(35,129)
Income attributable to non-controlling interests	2,023	1,384
Balance, end of period	75,908	52,196
Total shareholders' equity	$1,543,137	$1,024,861

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013
Operating activities
Net income	$71,071	$100,653
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation expense	4,498	3,468
Interest expense on deposit liabilities	1,044	—
Net unrealized loss (gain) on investments and derivatives	5,175	(22,065)
Net realized gain on investments and derivatives	(131,308)	(112,895)
Amortization of premium and accretion of discount, net	1,292	(2,507)
Changes in assets and liabilities:
Reinsurance balances receivable	(54,069)	(97,239)
Deferred acquisition costs, net	(39,667)	(24,879)
Unearned premiums ceded	—	(4,988)
Loss and loss adjustment expenses recoverable	(997)	(4,190)
Other assets	115	(2,137)
Interest and dividends receivable, net	(1,064)	(145)
Unearned premium reserves	81,084	93,420
Loss and loss adjustment expense reserves	50,296	45,829
Accounts payable and accrued expenses	(4,000)	47
Reinsurance balances payable	17,775	8,579
Performance fee payable to related party	22,002	27,229
Net cash provided by operating activities	23,247	8,180
Investing activities
Purchases of investments	(1,462,226)	(967,225)
Proceeds from sales of investments	1,245,348	1,127,171
Purchases of investments to cover short sales	(97,112)	(272,740)
Proceeds from short sales of investments	101,861	162,394
Change in due to/from brokers, net	260,561	(45,142)
Increase in securities purchased under an agreement to sell	4,297	20,053
Non-controlling interest in investment affiliate	(49,507)	(33,500)
Change in restricted cash and cash equivalents	(28,547)	(52,942)
Net cash used in investing activities	(25,325)	(61,931)
Financing activities
Increase (decrease) in deposit liabilities	(250)	26,429
Non-controlling interest in Catastrophe Fund	6,770	26,081
Non-controlling interest in Catastrophe Fund Manager	(90)	(162)
Net cash provided by financing activities	6,430	52,348
Net increase (decrease) in cash and cash equivalents	4,352	(1,403)
Cash and cash equivalents at beginning of period	31,625	34,005
Cash and cash equivalents at end of period	$35,977	$32,602
Supplementary information
Interest paid in cash	$944	$1,859
Income tax paid in cash	$911	$—

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
The results for the six months ended June 30, 2014 are not necessarily indicative of the results expected for the full calendar year.

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
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of June 30, 2014, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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
Investments
Derivative instruments within our separate account managed by our investment manager, Third Point LLC, are recorded in the condensed consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognized in net investment income in the condensed consolidated statements of income.
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
Fair values of derivatives are determined by using quoted market prices and broker quotes when available; otherwise fair values are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of underlying financial instruments.
Embedded derivatives
Certain of the Company’s deposit and reinsurance contracts contain interest crediting features that vary based on the net investment return on investments managed by Third Point LLC. These contractual features are considered embedded derivatives in accordance with U.S. GAAP. We include the estimated fair value of these embedded derivatives in the condensed consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. Prior to 2014, the changes in estimated fair value of these embedded derivatives were recorded in net investment income. As these embedded derivatives have become more prominent, the presentation has been modified and changes in the estimated fair value of embedded derivatives are now recorded in other expenses in the condensed consolidated statements of income. In addition, fixed interest crediting features on these contracts that were recorded in net investment income are now classified in other expenses in the condensed consolidated statements of income. As a result, investment expense of $0.8 million and $1.4 million that was previously reported in net investment income for the three and six months ended June 30, 2013, respectively, is now being reported in other expenses to conform to the current year presentation.
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
Warrants
The Company accounts for certain warrant contracts issued to certain of its founding investors ("Founders") in conjunction with the initial capitalization of the Company, and which it may settle by using either the physical settlement or net-share settlement methods. The fair value of these warrants was recorded in equity as additional paid-in capital. The fair value of warrants issued are estimated on the grant date using the Black-Scholes option-pricing model.
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
Income taxes and uncertain tax positions
Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.

The Company has an operating subsidiary in the United Kingdom, TPRUK, which is subject to relevant taxes in that jurisdiction.  On July 17, 2013, the United Kingdom government passed the Finance Act 2013, which reduced the corporate income tax rate from 23% to 21% (effective April 1, 2014) and provided for a further reduction in the corporate income tax rate from 21% to 20% (effective April 1, 2015). For the three and six months ended June 30, 2014, the Company recorded $0.02 million in income taxes relating to TPRUK.

The Company is subject to withholding tax obligations related to dividends and interest on certain investments. Prior to the second quarter of 2014, these withholding tax obligations were recorded as deductions to net investment income. As these withholding tax obligations have increased, the Company has begun to present the relevant amounts in income tax expense in the condensed consolidated statements of income. As a result, withholding taxes of $1.0 million have been recorded in income tax expense for the three and six months ended June 30, 2014. Withholding taxes of $0.2 million and $0.5 million were previously recorded as deductions to net investment income for the three and six months ended June 30, 2013, respectively.
The Company has also recorded a $1.4 million provision for uncertain tax positions related to investment transactions in certain foreign countries for the three and six months ended June 30, 2014 (2013 - nil).
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

Recently issued accounting standards
Issued and effective as of June 30, 2014
In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for interim and annual periods beginning on or after January 1, 2013. The Company adopted ASU 2013-01 effective with its IPO and has included the required disclosures in Note 8 of the notes to the condensed consolidated financial statements.
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
Issued but not yet effective as of June 30, 2014

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company's operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. ASU 2014-08 is effective for all disposals that occur after January 1, 2015. The Company does not expect this new pronouncement to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. The Company is currently evaluating the impact of this guidance, however, it is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). ASU 2014-11 amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. In addition, the new standard requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. For repurchase agreements and securities lending agreements accounted for as secured borrowings as of a reporting date, the new standard requires obligors (transferors of collateral) to disaggregate the related gross obligation by class of collateral pledged, and to disclose the remaining contractual maturity of the agreements, and to, discuss the potential risks of these arrangements and related collateral pledged, including the risks stemming from a decline in the value of the pledged collateral and how such risks are managed. Additionally, as a result of the new accounting guidance, repo-to-maturity transactions will be reported as secured borrowings. Transferors will also no longer apply the current “linked” accounting model to repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty. ASU 2014-11 is effective prospectively for periods subsequent to December 15, 2014. The Company is currently evaluating the impact of this guidance, however, it is not expected to have a material impact on the Company's consolidated financial statements.

3.	Restricted cash and cash equivalents
Restricted cash and cash equivalents as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer	$93,728	$93,014
Restricted cash securing credit facilities	128,396	100,563
	$222,124	$193,577

4.	Reinsurance premiums ceded
The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract written in 2013. Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. For the three and six months ended June 30, 2014, loss and loss adjustment expenses incurred and reported on the condensed consolidated statements of income are net of loss and loss expenses recovered of $nil and $1.0 million, respectively, compared to $2.1 million and $4.2 million for three and six months ended June 30, 2013. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of June 30, 2014, the Company had loss and loss adjustment expenses recoverable of $10.3 million (December 31, 2013 - $9.3 million) with one retrocessionaire who was rated “A (Excellent)” by A.M. Best Company. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations.
5.Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under a long-term investment management contract. The Company directly owns the investments, which are held in a separate account and managed by Third Point LLC. The following is a summary of the separate account managed by Third Point LLC:

	June 30, 2014	December 31, 2013
Assets	($ in thousands)
Total investments in securities and commodities	$1,805,225	$1,460,864
Cash and cash equivalents	9	869
Restricted cash and cash equivalents	128,396	100,563
Due from brokers	74,046	98,386
Securities purchased under an agreement to sell	33,850	38,147
Derivative assets	22,516	39,045
Interest and dividends receivable	3,736	2,604
Other assets	1,562	933
Total assets	2,069,340	1,741,411
Liabilities and non-controlling interest
Accounts payable and accrued expenses	247	1,759
Securities sold, not yet purchased, at fair value	46,994	56,056
Due to brokers	281,091	44,870
Derivative liabilities	10,528	8,819
Performance fee payable to related party	22,002	—
Interest and dividends payable	816	748
Non-controlling interest	20,210	69,717
Total liabilities and non-controlling interest	381,888	181,969
Total net investments managed by Third Point LLC	$1,687,452	$1,559,442
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
Investments are carried at fair value. The fair values of investments are estimated using prices obtained from either third-party pricing services or broker quotes. The methodology for valuation is generally determined based on the investment's asset class per the Company's Investment Manager's valuation policy. For investments for which the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company’s Investment Manager.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of June 30, 2014, securities valued at $463.1 million (December 31, 2013 - $483.2 million), representing 25.7% (December 31, 2013 – 33.1%) of investments in securities and commodities, and $37.9 million (December 31, 2013 - $41.0 million), representing 80.7% (December 31, 2013 – 73.1%) of securities sold, not yet purchased, are valued based on broker quotes or other quoted market prices for similar securities.
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
As of June 30, 2014, the Company had $3.1 million (December 31, 2013 - $3.3 million) of private securities fair valued by a third party valuation firm using information obtained from the Company's Investment Manager, which represented less than 1.0% (December 31, 2013 - 1.0%) of total investments in securities and commodities. The value at which these securities could be sold or settled with a willing buyer or seller may differ materially from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The Company’s free standing derivatives are recorded at fair value, and are included in the condensed consolidated balance sheets in derivative assets and derivative liabilities. The Company values exchange-traded derivatives at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by third party sources when available; otherwise, fair values are obtained from broker quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
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
In the second quarter of 2014, the Catastrophe Reinsurer purchased a catastrophe bond. This catastrophe bond is recorded in the condensed consolidated balance sheet at fair value, with changes in the fair value recorded in net investment income in the condensed consolidated statements of income. This catastrophe bond is valued using the average of the bids from a minimum of two broker-dealers or other market makers.
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
The Company’s holdings in asset-backed securities (“ABS”) are substantially invested in residential mortgage-backed securities (“RMBS”). The balance of the Company's holdings in ABS is in commercial mortgage-backed securities, collateralized debt obligations and student loan asset-backed securities. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company's share of the net asset value ("NAV") of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income.
The Company performs several processes to ascertain the reasonableness of the valuation of all of the Company’s investments comprising the Company’s investment portfolio, including securities that are categorized as Level 2 and Level 3 within the fair value hierarchy described below. These processes include i) obtaining and reviewing weekly and monthly investment portfolio reports from the Company's Investment Manager, ii) obtaining and reviewing monthly NAV and investment return reports received directly from the Company’s third-party fund administrator which are compared to the reports noted in (i), and iii) monthly update discussions with the Company’s Investment Manager regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from third-party service providers.
For the six months ended June 30, 2014 and 2013, there were no changes in the valuation techniques as it relates to the above.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,118,096	$38,979	$—	$1,157,075
Private common equity securities	—	2,988	2,300	5,288
Total equities	1,118,096	41,967	2,300	1,162,363
Asset-backed securities	—	369,017	2,441	371,458
Bank debts	—	11,829	—	11,829
Corporate bonds	—	99,711	5,153	104,864
Municipal bonds	—	19,431	—	19,431
Sovereign debt	—	43,841	30	43,871
Total debt securities	—	543,829	7,624	551,453
Investments in limited partnerships	—	66,492	5,771	72,263
Options	2,619	164	—	2,783
Rights and warrants	297	—	—	297
Trade claims	—	16,066	—	16,066
Catastrophe bond	—	2,003	—	2,003
Total other investments	2,916	84,725	5,771	93,412
Derivative assets (free standing)	—	22,516	—	22,516
Total assets	$1,121,012	$693,037	$15,695	$1,829,744
Liabilities
Equity securities	$4,008	$—	$—	$4,008
Sovereign debt	—	33,213	—	33,213
Corporate bonds	—	4,699	—	4,699
Options	3,614	1,460	—	5,074
Total securities sold, not yet purchased	7,622	39,372	—	46,994
Derivative liabilities (free standing)	532	9,996	—	10,528
Derivative liabilities (embedded)	—	—	5,538	5,538
Total liabilities	$8,154	$49,368	$5,538	$63,060

	December 31, 2013
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$839,903	$17,914	$—	$857,817
Private common equity securities	—	94,282	2,012	96,294
Total equities	839,903	112,196	2,012	954,111
Asset-backed securities	—	325,133	400	325,533
Bank debts	—	8,017	—	8,017
Corporate bonds	—	82,139	4,610	86,749
Municipal bonds	—	10,486	—	10,486
Sovereign debt	—	10,639	—	10,639
Total debt securities	—	436,414	5,010	441,424
Investments in limited partnerships	—	29,286	5,292	34,578
Options	6,284	6,785	—	13,069
Rights and warrants	1	—	—	1
Trade claims	—	17,681	—	17,681
Total other investments	6,285	53,752	5,292	65,329
Derivative assets	321	38,724	—	39,045
Total assets	$846,509	$641,086	$12,314	$1,499,909
Liabilities
Equity securities	$5,207	$—	$—	$5,207
Sovereign debt	—	37,592	—	37,592
Corporate bonds	—	3,372	—	3,372
Options	4,714	5,171	—	9,885
Total securities sold, not yet purchased	9,921	46,135	—	56,056
Derivative liabilities (free standing)	441	8,378	—	8,819
Derivative liabilities (embedded)	—	—	4,430	4,430
Total liabilities	$10,362	$54,513	$4,430	$69,305
During the three and six months ended June 30, 2014 and 2013, the Company reclassified $86.6 million (2013 - nil) of private common equity securities from Level 2 to Level 1 equity securities. This reclassification is the result of the issuer's IPO, with quoted prices having become available in an active market as of the reporting date.

The following table presents the reconciliation for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013:

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2014
	($ in thousands)
Assets
Asset-backed securities	$400	$(1,631)	$3,805	$(1,903)	$1,770	$2,441
Corporate bonds	4,610	—	821	(332)	54	5,153
Private common equity securities	2,012	—	—	—	288	2,300
Investments in limited partnerships	5,292	—	54	—	425	5,771
Sovereign debt	—	—	30	—	—	30
Total assets	$12,314	$(1,631)	$4,710	$(2,235)	$2,537	$15,695
Liabilities
Derivative liabilities (embedded)	$(4,430)	$—	$—	$(783)	$(325)	$(5,538)

	April 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2014
	($ in thousands)
Assets
Asset-backed securities	$3,552	$(3,552)	$2,441	$—	$—	$2,441
Corporate bonds	4,781	—	734	(332)	(30)	5,153
Private common equity securities	2,012	—	—	—	288	2,300
Investment in limited partnership	5,108	—	—	—	663	5,771
Sovereign debt	—	—	30	—	—	30
Total assets	$15,453	$(3,552)	$3,205	$(332)	$921	$15,695
Liabilities
Derivative liabilities (embedded)	$(5,356)	$—	$—	$—	$(182)	$(5,538)

	January 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2013
	($ in thousands)
Assets
Asset-backed securities	$—	$309	$149	$—	$(264)	$194
Bank debt	54	(54)	—	—	—	—
Corporate bonds	1,046	(1,302)	3,984	(1,120)	1,696	4,304
Private common equity securities	2,757	—	1,654	(1,795)	857	3,473
Investment in limited partnership	—	—	1,288	(342)	(43)	903
Total assets	$3,857	$(1,047)	$7,075	$(3,257)	$2,246	$8,874
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(3,345)	$1,105	$(2,240)
Derivative liabilities (embedded)	(2,510)	—	—	(1,460)	(210)	(4,180)
Total liabilities	$(2,510)	$—	$—	$(4,805)	$895	$(6,420)

	April 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2013
	($ in thousands)
Assets
Asset-backed securities	$—	$309	$149	$—	$(264)	$194
Corporate bonds	9,354	(8,224)	3,984	(1,120)	310	4,304
Private common equity securities	4,406	—	—	(1,795)	862	3,473
Investment in limited partnership	—	—	1,288	(342)	(43)	903
Total assets	$13,760	$(7,915)	$5,421	$(3,257)	$865	$8,874
Liabilities
Derivative liabilities (free standing)	$(1,332)	$—	$—	$(1,250)	$342	$(2,240)
Derivative liabilities (embedded)	(2,680)	—	—	(1,460)	(40)	(4,180)
Total liabilities	$(4,012)	$—	$—	$(2,710)	$302	$(6,420)
(1) Total net change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the condensed consolidated statements of income.
Total unrealized gain (loss) related to fair value assets using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 was $0.6 million (2013 - gains of $0.4 million).
For assets and liabilities that were transferred into Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred into Level 3 at the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred out of Level 3 at the beginning of the period. The Company did not hold Level 3 investments where quantitative unobservable inputs are produced by the Company itself when estimating fair value.

6. Securities purchased under an agreement to sell
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. As of June 30, 2014, the Company held outstanding reverse repurchase agreements valued at $33.9 million (December 31, 2013 - $38.1 million). As of June 30, 2014, the total value of securities received as collateral by the Company was $33.2 million (December 31, 2013 - $37.6 million). As the Company held only reverse repurchase agreements as of June 30, 2014, these positions are not impacted by master netting agreements. Interest expense and income related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. For the three months ended June 30, 2014, there was a foreign currency loss of $0.2 million (2013 – gain of $0.5 million) on reverse repurchase agreements included in net investment income in the condensed consolidated statements of income. For the six months ended June 30, 2014, there was a foreign currency loss of $0.2 million (2013 - gain of 0.04 million) on reverse repurchase agreements included in net investment income in the condensed consolidated statements of income. Generally, reverse repurchase agreements mature within 30 to 90 days.
7. Due from/to brokers
The Company holds substantially all of its investments through its prime brokers pursuant to various agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities and commodities balances are available as collateral against investment in securities sold, not yet purchased and derivative positions, if required.
Margin debt balances are collateralized by cash held by the prime brokers and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on LIBOR.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from and to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of June 30, 2014, the Company’s due from/to brokers includes a total non-U.S. currency payable balance of $288.2 million (December 31, 2013 - $268.5 million).
8.    Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of June 30, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$11,349	$105,945
Credit Default Swaps - Protection Sold	USD	1,221	11,481
Equity Price
Contracts for Differences - Long Contracts	EUR/USD	3,716	50,889
Total Return Swaps - Long Contracts	AUD/BRL/MXN	1,899	19,768
Interest Rates
Interest Rate Swaps	EUR	175	211,261
Interest Rate Swaptions	USD	2,193	357,585
Foreign Currency Exchange Rates
Foreign Currency Options - Purchased	HKD/JPY/SAR	1,963	169,711
Total Derivative Assets		$22,516	$926,640

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$2,905	$76,193
Credit Default Swaps - Protection Sold	USD	1,254	4,555
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP	370	22,343
Contracts for Differences - Short Contracts	EUR	307	4,402
Total Return Swaps - Long Contracts	USD	2	13,156
Total Return Swaps - Short Contracts	USD	635	7,300
Index
Index Futures - Short Contracts	USD	369	27,173
Interest Rates
Bond Futures - Short Contracts	JPY	142	46,021
Interest Rate Swaps	EUR	464	210,623
Interest Rate Swaptions	USD	1,608	182,777
Treasury Futures - Short Contracts	USD	21	11,089
Foreign Currency Exchange Rates
Foreign Currency Forward	AUD/BRL/CAD/EUR/GBP/JPY/TRY	1,916	181,606
Foreign Currency Options - Sold	JPY	535	26,083
Total Derivative Liabilities (free standing)		$10,528	$813,321

Embedded derivative liabilities in reinsurance contracts (3)	USD	$888	$15,000
Embedded derivative liabilities in deposit contracts (4)	USD	4,650	75,000
Total Derivative Liabilities (embedded)		$5,538	$90,000
(1) USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, MXN=Mexican Peso, AUD = Australian dollar, CAD = Canadian dollar, TRY = Turkish lira, SAR= Saudi Arabian Riyal, HKD = Hong Kong
(2) The absolute notional exposure represents the Company's derivative activity as of June 30, 2014, which is representative of the volume of derivatives held during the period.
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
(1) USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, NOK = Norwegian krone, AUD = Australian dollar, DKK = Danish krone, CAD = Canadian dollar, CHF = Swiss franc, TRY=Turkish lira
(2) The absolute notional exposure represents the Company's derivative activity as of December 31, 2013, which is representative of the volume of derivatives held during the period.
(3) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.
(4) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.

The following tables set forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and six months ended June 30, 2014 and 2013. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income.

	For the three months ended
	June 30, 2014		June 30, 2013
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$(2,455)	$—
Commodities Futures - Short Contracts	—	—	176	(30)
Commodity Future Options - Purchased	—	—	(77)	(2)
Credit
Credit Default Swaps - Protection Purchased	(1,511)	(615)	(9,530)	7,535
Credit Default Swaps - Protection Sold	104	323	8,151	(7,792)
Equity Price
Contracts for Differences - Long Contracts	4,760	(4,566)	2,576	(3,926)
Contracts for Differences - Short Contracts	(518)	(228)	854	(250)
Total Return Swaps - Long Contracts	5,101	(408)	41	(1,267)
Total Return Swaps - Short Contracts	337	(264)	1,459	(484)
Index
Index Futures - Short Contracts	(193)	(369)	—	—
Interest Rates
Bond Futures - Short Contracts	(224)	(184)	704	99
Interest Rate Swaps	167	56	635	(477)
Interest Rate Swaptions	(1)	(657)	(13)	(58)
Treasury Futures - Short Contracts	(385)	(2)	87	157
Foreign Currency Exchange Rates
Foreign Currency Forward	(315)	(1,625)	(1,784)	3,523
Foreign Currency Options - Purchased	(474)	(305)	4,110	1,686
Foreign Currency Options - Sold	—	214	(1,544)	(894)
Reinsurance contract derivatives	—	—	—	342
	$6,848	$(8,630)	$3,390	$(1,838)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(43)	$—	$—
Embedded derivatives in deposit contracts	—	(139)	—	(40)
	$—	$(182)	$—	$(40)

	For the six months ended
	June 30, 2014		June 30, 2013
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$(2,455)	$—
Commodities Futures - Short Contracts	—	—	563	(212)
Commodity Future Options - Purchased	(271)	(5)	(141)	(1)
Commodity Future Options - Sold	316	(168)	—	—
Credit
Credit Default Swaps - Protection Purchased	(2,314)	(3,521)	(8,815)	5,330
Credit Default Swaps - Protection Sold	185	204	8,151	(7,791)
Equity Price
Contracts for Differences - Long Contracts	5,036	(7,135)	8,690	(4,242)
Contracts for Differences - Short Contracts	(2,338)	51	989	437
Total Return Swaps - Long Contracts	9,791	332	1,005	(933)
Total Return Swaps - Short Contracts	524	(497)	1,254	164
Index
Index Futures - Short Contracts	(332)	72	19	—
Interest Rates
Bond Futures - Short Contracts	(544)	(354)	562	(248)
Interest Rate Swaps	(457)	349	629	487
Interest Rate Swaptions	529	(1,576)	(169)	33
Treasury Futures - Short Contracts	(641)	(129)	435	(430)
Foreign Currency Exchange Rates
Foreign Currency Forward	219	(2,540)	6,310	1,995
Foreign Currency Options - Purchased	(1,740)	(2,152)	8,617	462
Foreign Currency Options - Sold	686	385	(3,196)	(212)
Reinsurance contract derivatives	—	—	—	1,105
	$8,649	$(16,684)	$22,448	$(4,056)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(106)	$—	$—
Embedded derivatives in deposit contracts	—	(219)	—	(210)
Total Derivative Liabilities (embedded)	$—	$(325)	$—	$(210)
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of June 30, 2014, the Company posted collateral in the form of cash of $37.1 million (December 31, 2013 - $35.4 million) to certain counterparties to cover collateral requirements for open OTC derivatives.
The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of June 30, 2014 and December

31, 2013, the gross and net amounts of derivative instruments that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not offset in the condensed consolidated balance sheet
June 30, 2014 Counterparty	Gross Amounts of Assets Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$886	$886	$—	$—
Counterparty 2	1,648	528	—	1,120
Counterparty 3	7,912	3,897	—	4,015
Counterparty 4	1,054	1,054	—	—
Counterparty 5	1,656	1,656	—	—
Counterparty 6	8,674	458	5,608	2,608
Counterparty 7	31	31	—	—
Counterparty 8	50	50	—	—
Counterparty 9	605	—	560	45
Total	$22,516	$8,560	$6,168	$7,788

	Gross Amounts not offset in the condensed consolidated balance sheet
June 30, 2014 Counterparty	Gross Amounts of Liabilities Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,440	$886	$554	$—
Counterparty 2	528	528	—	—
Counterparty 3	3,897	3,897	—	—
Counterparty 4	1,540	1,054	486	—
Counterparty 5	1,804	1,656	148	—
Counterparty 6	458	458	—	—
Counterparty 7	480	31	449	—
Counterparty 8	381	50	331	—
Total	$10,528	$8,560	$1,968	$—

	Gross Amounts not offset in the condensed consolidated balance sheet
December 31, 2013 Counterparty	Gross Amounts of Assets Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$1,128	$1,041	$—	$87
Counterparty 2	4,998	400	1,629	2,969
Counterparty 3	16,066	3,509	—	12,557
Counterparty 4	1,351	1,351	—	—
Counterparty 5	3,198	1,054	—	2,144
Counterparty 6	12,234	492	10,465	1,277
Counterparty 7	2	2	—	—
Counterparty 8	—	—	—	—
Counterparty 9	68	68	—	—
Total	$39,045	$7,917	$12,094	$19,034

	Gross Amounts not offset in the condensed consolidated balance sheet
December 31, 2013 Counterparty	Gross Amounts of Liabilities Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,041	$1,041	$—	$—
Counterparty 2	400	400	—	—
Counterparty 3	3,509	3,509	—	—
Counterparty 4	1,360	1,351	9	—
Counterparty 5	1,054	1,054	—	—
Counterparty 6	492	492	—	—
Counterparty 7	59	2	57	—
Counterparty 8	—	—	—	—
Counterparty 9	904	68	836	—
Total	$8,819	$7,917	$902	$—

9.    Loss and loss adjustment expense reserves
As of June 30, 2014 and December 31, 2013, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Case loss and loss adjustment expense reserves	$42,488	$34,307
Incurred but not reported loss and loss adjustment expense reserves	142,139	100,024
	$184,627	$134,331

The following table represents the activity in the reserve for losses and loss adjustment expenses for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$134,331	$67,271
Less: loss and loss adjustment expenses recoverable, beginning of period	(9,277)	—
Net reserves for loss and loss adjustment expenses, beginning of period	125,054	67,271
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	88,059	67,154
Prior years'	2,609	(2,824)
Total incurred loss and loss adjustment expenses	90,668	64,330
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(22,141)	(6,044)
Prior years'	(19,228)	(16,647)
Total net paid losses	(41,369)	(22,691)
Net reserve for loss and loss adjustment expenses, end of period	174,353	108,910
Plus: loss and loss adjustment expenses recoverable, end of period	10,274	4,190
Gross reserve for loss and loss adjustment expenses, end of period	$184,627	$113,100

The $2.6 million increase in prior years' reserves for the six months ended June 30, 2014 reflects $1.1 million of net adverse loss development, primarily related to one crop contract, and additional reserves for loss and loss adjustment expenses of $1.5 million resulting from premium increases on certain other contracts. The changes in loss and loss adjustment expense reserves related to premium estimate changes were accompanied by similar changes in the premium earned for those contracts, resulting in minimal impact to net underwriting income in both periods. The $2.8 million decrease in prior years' reserves recorded in the six months ended June 30, 2013 related primarily to one crop contract, which was accompanied by an equal decrease in the premium for that contract, resulting in a zero impact to underwriting income.
10. Management, performance and Founders fees
The Company and Third Point Re are party to a Joint Venture and Investment Management Agreement (the “Investment Agreement”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreement, Third Point Advisors LLC receives an annual performance fee allocation equal to 20% of the net investment income of the Company’s share of the investment assets managed by Third Point LLC, subject to a loss carry-forward provision. Additionally, a total management fee equal to 2% annually of the Company’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and certain of the Founders. Management fees are paid monthly, in arrears, whereas performance fees are paid annually, in arrears.

Investment fee expenses related to the Investment Agreement, which are included in net investment income in the condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Management fees - Third Point LLC	$1,240	$795	$2,428	$1,519
Management fees - Founders	7,025	4,502	13,760	8,604
Performance fees - Third Point Advisors LLC	9,706	8,063	22,002	28,069
	$17,971	$13,360	$38,190	$38,192
As of June 30, 2014, $22.0 million related to performance fees due under the Investment Agreement was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2013, $63.0 million related to the performance fee payable to Third Point Advisors LLC was included in non-controlling interests. Since the performance fee allocation is based on annual performance, in accordance with the Investment Agreement, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC's capital account.
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
The following table represents activity in the deposit liabilities for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
	($ in thousands)
Balance, beginning of period	$120,946	$50,446
Consideration received	—	66,369
Net investment expense allocation and change in fair value of embedded derivatives	1,263	4,731
Payments	(250)	(600)
Balance, end of period	$121,959	$120,946

12.    General and administrative expenses
General and administrative expenses for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Payroll and related	$3,928	$3,349	$8,225	$6,704
Share compensation expenses	2,246	1,716	4,498	3,468
Legal and accounting	968	481	2,097	995
Travel and entertainment	828	427	1,575	1,069
IT related	330	354	792	584
Corporate insurance	275	92	589	212
Occupancy	164	112	285	225
Credit facility fees	220	220	406	360
Director and board costs	162	28	296	59
Other general and administrative expenses	428	438	811	549
	$9,549	$7,217	$19,574	$14,225

13.    Net investment income
Net investment income for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net investment income by type	($ in thousands)
Net realized gains on investments and investment derivatives	$46,556	$13,712	$131,308	$112,895
Net unrealized gains (losses) on investments and investment derivatives	11,295	22,536	(4,959)	24,305
Net realized (loss) gain on foreign currencies	(4,350)	5,324	(8,274)	5,717
Dividend and interest income	8,049	5,755	15,777	11,300
Dividends paid on securities sold, not yet purchased	(1)	(166)	(34)	(436)
Management and performance fees	(17,971)	(13,360)	(38,190)	(38,192)
Other expenses	(3,126)	(1,334)	(5,170)	(2,524)
Net investment income on investments managed by Third Point LLC	40,452	32,467	90,458	113,065
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	28	—	57	—
Net gain on catastrophe bond held by Catastrophe Reinsurer	5	—	5	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	—	359	—	1,122
	$40,485	$32,826	$90,520	$114,187

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$22,822	$31,612	$50,645	$107,321
Net investment gains on debt securities	31,783	8,570	86,975	42,599
Net investment (losses) gains on other investments	(3,785)	12,318	(4,980)	3,078
Net investment (losses) gains on investment derivatives	(1,782)	1,566	(8,035)	18,409
Net investment gains (losses) on securities sold, not yet purchased	15,397	(11,658)	15,384	(21,874)
Net investment (loss) income on cash, including foreign exchange gains (losses)	(4,718)	4,528	(9,173)	5,133
Net investment gains (losses) on securities purchased under and agreement to resell	(224)	517	(211)	21
Management and performance fees	(17,971)	(13,360)	(38,190)	(38,192)
Other investment expenses	(1,037)	(1,267)	(1,895)	(2,308)
	$40,485	$32,826	$90,520	$114,187

14.    Other expenses

Other expenses for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Deposit liabilities and reinsurance contracts investment expense	$837	$719	$1,481	$1,219
Change in fair value of embedded derivatives in deposit and reinsurance contracts (1)	183	40	326	210
	$1,020	$759	$1,807	$1,429

(1) See discussion of accounting policy for embedded derivatives in Note 2 for additional information.

15.    Share capital
Authorized and issued
The Company's authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of June 30, 2014, 103,931,386 common shares (December 31, 2013 - 103,888,916) were issued and outstanding. No preference shares have been issued to date.

On August 20, 2013, the Company completed an IPO of 24,832,484 common shares at a purchase price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of June 30, 2014:

	Exercise price	Authorized and issued	Aggregate fair value of warrants
	($ in thousands, except for share and per share amounts)
Founders	$10.00	4,069,768	$15,203
Advisor	$10.00	581,395	2,171
		4,651,163	$17,374
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
The warrants expire 10 years from the date of issuance, December 22, 2011, and will be exercisable at a price per share of $10.00, which is equal to the price per share paid by investors in the initial capitalization of the Company.
16.    Share-based compensation
On July 15, 2013, the Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan (“Omnibus Plan”) was approved by the Board of Directors and subsequently on August 2, 2013 by the shareholders of the Company. An aggregate of 21,627,906 common shares were made available under the Omnibus Plan. This number of shares includes the shares available under the Third Point Reinsurance Ltd. Share Incentive Plan ("Share Incentive Plan"). Awards under the Omnibus Plan may be made in the form of performance awards, restricted shares, restricted share units, share options, share appreciation rights and other share-based awards.
As of June 30, 2014, 10,255,525 (December 31, 2013 - 10,613,975) of the Company's common shares were available for future issuance under the equity incentive compensation plans.
Share based compensation expense of $2.2 million for the three months ended June 30, 2014 (2013 - $1.7 million) was included in general and administrative expenses. Share based compensation expense of $4.5 million for the six months ended June 30, 2014 (2013 - $3.5 million) was included in general and administrative expenses.
As of June 30, 2014, the Company had $20.7 million (December 31, 2013 - $23.8 million) of unamortized share compensation expense that is expected to be amortized over a weighted average period of 1.8 years (December 31, 2013 - 2.0 years).

(a)	Management and director options
The share options issued to management under the Share Incentive Plan prior to the IPO are subject to a service condition and a performance condition. The service condition will be met with respect to 20% of the management options on each of the first five anniversary dates following the grant date of the management options. The performance condition with respect to the management options was met as a result of the IPO. Prior to the IPO, 8,572,594 of the management options outstanding had met the performance condition. After the IPO, the remaining 2,357,633 management options had met the performance condition.
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

The management and director options activity for the six months ended June 30, 2014 and the year ended December 31, 2013 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2013	10,956,838	$13.20
Granted - employees	348,836	14.09
Granted - directors	—	—
Forfeited	(324,599)	13.20
Exercised	—	—
Balance as of December 31, 2013	10,981,075	13.23
Granted - employees	348,836	18.25
Granted - directors	—	—
Forfeited	—	—
Exercised	—	—
Balance as of June 30, 2014	11,329,911	$13.38
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The share price used for purposes of determining the fair value of share options that were granted in the six months ended June 30, 2014 was $15.05. The estimated share price used for purposes of determining the fair value of share options that were granted in the second quarter of 2013 (prior to the IPO) was $10.89. The volatility assumption used was 23.1% (2013 - 22.0%). The other assumptions used in the option-pricing model were as follows: risk free interest rate of 2.2% (2013 - 1.2%), expected life of 6.5 years (2013 - 6.5 years) and a 0.0% dividend yield (2013 - 0.0%). As of June 30, 2014, the weighted average remaining contractual term for options outstanding was 7.6 years (2013 - 8.1 years).
The following table summarizes information about the Company’s management and director share options outstanding as of June 30, 2014:

	Options outstanding		Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
$10.00-$10.89	6,588,647	$10.03	2,346,787	$10.02
$15.05-$16.89	2,405,516	$15.94	782,262	$16.02
$20.00-$25.05	2,335,748	$20.21	782,262	$20.02
	11,329,911	$13.38	3,911,311	$13.22
For the three months ended June 30, 2014, the Company recorded $1.7 million (2013 - $1.5 million) of share compensation expense related to share options. For the six months ended June 30, 2014, the Company recorded $3.4 million (2013 - $2.8 million) of share compensation expense related to share options.
The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2014 was $34.5 million and $12.3 million, respectively (December 31, 2013 - $61.5 million and $17.6 million, respectively).

(b)	Restricted shares
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the six months ended June 30, 2014 and year ended December 31, 2013 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2013	619,300	$10.00
Granted	37,856	15.22
Forfeited	—	—
Vested	—	—
Balance as of December 31, 2013	657,156	10.25
Granted	9,614	15.29
Forfeited	—	—
Vested	—	—
Balance as of June 30, 2014	666,770	$10.37
For the three months ended June 30, 2014, the Company issued 6,489 (2013 - nil) restricted shares to employees. For the six months ended June 30, 2014, the Company issued 9,614 (2013 - 5,000) restricted shares to employees. The restricted shares issued to employees in 2014 will vest after three years from the date of issuance, subject to the grantee's continued service with the Company. The restricted shares issued in 2013 to employees vest two years from the date of grant and restricted shares issued to directors vest on December 31, 2014, subject to the grantee's continued service with the Company.
For the three months ended June 30, 2014, the Company recorded $0.5 million (2013 - $0.2 million) compensation expense related to restricted share awards. For the six months ended June 30, 2014, the Company recorded $1.1 million (2013 - $0.7 million) compensation expense related to restricted share awards.

17.    Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	($ in thousands)
Catastrophe Fund	$56,024	$49,254
Catastrophe Fund Manager	(326)	(236)
Joint Venture - Third Point Advisors LLC share	20,210	69,717
	$75,908	$118,735

Income (loss) attributable to non-controlling interests for the three and six months ended June 30, 2014 and 2013 was:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Catastrophe Fund	$369	$178	$619	$757
Catastrophe Fund Manager	(31)	(98)	(90)	(162)
Joint Venture - Third Point Advisors LLC share	669	221	1,494	789
	$1,007	$301	$2,023	$1,384
As of June 30, 2014, the following entities were consolidated in line with voting model per ASC 810: Consolidation:
• Third Point Reinsurance Opportunities Fund Ltd.
• Third Point Re Cat Ltd.
• Third Point Reinsurance Investment Management Ltd.
As of June 30, 2014, the following entities were consolidated in line with variable interest model as per ASC 810: Consolidation:
• Investment Joint Venture

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of June 30, 2014, Third Point Re's investment in the Catastrophe Fund was $55.4 million (December 31, 2013 - $54.8 million), representing approximately 49.9% (December 31, 2013 - 53.0%) of the Catastrophe Fund’s issued, non-voting, participating share capital. The objective of the Catastrophe Fund is to achieve positive uncorrelated investment returns by investing, through the Catastrophe Reinsurer, in a portfolio of collateralized reinsurance transactions and other insurance-linked investments, including catastrophe bonds and industry loss warranties.
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

c)	Investment in Joint Venture
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
For the six months ended June 30, 2014, $51.0 million (2013 - $35.1 million) was distributed to Third Point Advisors LLC and reduced the amount of the non-controlling interest.

18.    Earnings per share
The following sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	103,264,616	78,432,132	103,264,616	78,432,132
Dilutive effect of options	1,490,091	22,216	1,520,726	—
Dilutive effect of warrants	1,679,174	799,920	1,720,373	715,840
Diluted number of common shares outstanding	106,433,881	79,254,268	106,505,715	79,147,972

Basic net income per common share:
Net income	$31,292	$26,223	$71,071	$100,653
Net income allocated to participating shares	(200)	(206)	(452)	(790)
Net income available to common shareholders	$31,092	$26,017	$70,619	$99,863
Basic net income per common share	$0.30	$0.33	$0.68	$1.27
Diluted net income per common share:
Net income	$31,292	$26,223	$71,071	$100,653
Income allocated to participating securities	(194)	(204)	(439)	(783)
Net income available to common shareholders	$31,098	$26,019	$70,632	$99,870
Diluted net income per common share	$0.29	$0.33	$0.66	$1.26

For the three months ended June 30, 2014 and 2013, anti-dilutive options of 4,531,962 and 3,462,938, respectively, were excluded from the computation of diluted earnings per share.

For the six months ended June 30, 2014 and 2013, anti-dilutive options of 4,489,327 and 3,423,925, respectively, were excluded from the computation of diluted earnings per share.
19.    Related party transactions
In addition to the transactions disclosed in Notes 5, 10 and 17 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company or the Company has an investment with such counterparty.

a)	Pine Brook Road Partners, LLC and Narragansett Bay Insurance Company
Third Point Re entered into a quota share reinsurance agreement with Narragansett Bay Insurance Company (“Narragansett Bay”) effective December 31, 2012, which was renewed on December 31, 2013. The Company recorded $3.5 million (2013 - $3.0 million) of net premiums earned related to these contracts for the six months ended June 30, 2014.  Pine Brook Road Partners, LLC ("Pine Brook") is the manager of various investment funds, one of which owns approximately 12.0% (December 31, 2013 - 12.0%) of the Company's outstanding common shares.  Pine Brook is also the manager of an investment fund that owns common shares in Narragansett Bay.

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
The LuxCo was established under the laws of the Grand-Duchy of Luxembourg and its principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of June 30, 2014, Third Point Re held a 10.7% (December 31, 2013 - 10.0%) interest in the Cayman Holdco. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets and records changes in fair value in the condensed consolidated statements of income.
As of June 30, 2014, the estimated fair value of the investment in the limited partnership was $66.5 million (December 31, 2013 - $29.3 million).  The valuation policy with respect to this investment in a limited partnership is further described in Note 5.

c)	Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of June 30, 2014, Loan LLC held $72.6 million (December 31, 2013 - $147.2 million) of Third Point Re’s investments, which are included in investments in securities and commodities and in derivative contracts in the condensed consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of Loan LLC and the related income and expense are reflected accordingly in the condensed consolidated balance sheets and the condensed consolidated statements of income.

d)	Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests.
Third Point Re committed $11.4 million to the Hellenic Fund, of which $0.05 million was called and $0.4 million was distributed during the six months ended June 30, 2014. As of June 30, 2014, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.8 million (December 31, 2013 - $5.3 million). The valuation policy with respect to this investment in a limited partnership is further described in Note 5.
As of June 30, 2014, Third Point Re held less than a 2.0% (December 31, 2013 - 2.0%) interest in the Hellenic Fund. Third Point Re accounts for its investment in the Hellenic Fund under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets and records the change in the fair value in the condensed consolidated statements of income.

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
Securities sold, not yet purchased are recorded as liabilities in the condensed consolidated balance sheets and have market risk to the extent that the Company, in satisfying its obligations, may be required to purchase securities at a higher value than that recorded in the condensed consolidated balance sheets. The Company’s investments in securities and commodities and amounts due from brokers are partially restricted until the Company satisfies the obligation to deliver securities sold, not yet purchased.
Forward and futures contracts are a commitment to purchase or sell financial instruments, currencies or commodities at a future date at a negotiated rate. Forward and futures contracts expose the Company to market risks to the extent that adverse changes occur to the underlying financial instruments such as currency rates or equity index fluctuations.
Option contracts give the purchaser the right, but not the obligation, to purchase from or sell to the option writer financial instruments, commodities or currencies within a defined time period for a specified price. The premium received by the Company upon writing an option contract is recorded as a liability, marked to market on a daily basis and is included in securities sold, not yet purchased in the condensed consolidated balance sheets. In writing an option, the Company bears the market risk of an unfavorable change in the financial instrument underlying the written option. Exercise of an option written by the Company could result in the Company selling or buying a financial instrument at a price different from the current fair value.
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of June 30, 2014, the investment portfolio had a maximum payout amount of approximately $363.3 million (December 31, 2013 - $689.5 million) relating to written put option contracts with expiration ranging from one month to 10 months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of June 30, 2014 is $1.6 million (December 31, 2013 - $2.6 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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

Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of June 30, 2014, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of June 30, 2014 and December 31, 2013:

June 30, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$4,555	$4,555	$—	$1,254	$(1,254)
Single name (251-500)	9,105	2,376	11,481	1,221	—	1,221
Index (0-250)	—	—	—	—	—	—
	$9,105	$6,931	$16,036	$1,221	$1,254	$(33)

December 31, 2013	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$368	$—	$368	$—	$(104)	$(104)
Single name (251-500)	9,514	—	9,514	1,136	—	1,136
Index (0-250)	—	550	550	21	(244)	(223)
	$9,882	$550	$10,432	$1,157	$(348)	$809

(1)	As of June 30, 2014 and December 31, 2013, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentration of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of June 30, 2014. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the joint venture created through the Investment Agreement (Note 10) has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparty inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of June 30, 2014, the Company’s maximum counterparty credit risk exposure was $7.8 million (December 31, 2013 - $19.0 million).

21.    Commitments and Contingencies
Letters of credit
As of June 30, 2014, the Company had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank (1)	150,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2015	60 days prior to termination date
	$300,000
(1) Effective July 9, 2014, we increased our Citibank facility from $150 million to $250 million. All other terms of the facility remained the same.
As of June 30, 2014, $128.0 million (December 31, 2013 - $127.3 million) of letters of credit, representing 42.7% (December 31, 2013 – 42.4%) of the total available facilities, had been drawn upon.
Under the facilities, the Company provides collateral that may consist of equity securities, repurchase agreements and cash and cash equivalents. As of June 30, 2014, cash and cash equivalents with a fair value of $128.4 million (December 31, 2013 - $100.6 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-” or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, the Company will be prohibited from paying dividends. The Company was in compliance with all of the covenants as of June 30, 2014.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of June 30, 2014, the Company had no unfunded capital commitments.
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

The following is a summary of the Company’s operating segments results for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$140,422	$5,086	$—	$145,508
Gross premiums ceded	—	—	—	—
Net premiums written	140,422	5,086	—	145,508
Change in net unearned premium reserves	(62,934)	(3,824)	—	(66,758)
Net premiums earned	77,488	1,262	—	78,750
Expenses
Loss and loss adjustment expenses incurred, net	44,409	—	—	44,409
Acquisition costs, net	29,507	76	—	29,583
General and administrative expenses	5,655	678	3,216	9,549
Total expenses	79,571	754	3,216	83,541
Net underwriting loss	(2,083)	n/a	n/a	n/a
Net investment income	6,282	33	34,170	40,485
Other expenses	(1,020)	—	—	(1,020)
Income tax expense	—	—	(2,375)	(2,375)
Segment income including non-controlling interests	3,179	541	28,579	32,299
Segment income attributable to non-controlling interests	—	(338)	(669)	(1,007)
Segment income	$3,179	$203	$27,910	$31,292

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	57.3%
Acquisition cost ratio (2)	38.1%
Composite ratio (3)	95.4%
General and administrative expense ratio (4)	7.3%
Combined ratio (5)	102.7%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Three Months Ended June 30, 2013
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$94,644	$3,571	$—	$98,215
Gross premiums ceded	—	—	—	—
Net premiums written	94,644	3,571	—	98,215
Change in net unearned premium reserves	(33,206)	(2,722)	—	(35,928)
Net premiums earned	61,438	849	—	62,287
Expenses
Loss and loss adjustment expenses incurred, net	45,304	388	—	45,692
Acquisition costs, net	14,821	100	—	14,921
General and administrative expenses	4,710	987	1,520	7,217
Total expenses	64,835	1,475	1,520	67,830
Net underwriting loss	(3,397)	n/a	n/a	n/a
Net investment income	2,530	359	29,937	32,826
Other expenses	(759)	—	—	(759)
Segment income (loss) including non-controlling interests	(1,626)	(267)	28,417	26,524
Segment income attributable to non-controlling interests	—	(80)	(221)	(301)
Segment (loss) income	$(1,626)	$(347)	$28,196	$26,223

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	73.7%
Acquisition cost ratio (2)	24.1%
Composite ratio (3)	97.8%
General and administrative expense ratio (4)	7.7%
Combined ratio (5)	105.5%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Six months ended June 30, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$222,564	$10,531	$—	$233,095
Gross premiums ceded	—	—	—	—
Net premiums written	222,564	10,531	—	233,095
Change in net unearned premium reserves	(72,775)	(8,308)	—	(81,083)
Net premiums earned	149,789	2,223	—	152,012
Expenses
Loss and loss adjustment expenses incurred, net	90,668	—	—	90,668
Acquisition costs, net	54,906	108	—	55,014
General and administrative expenses	11,464	1,512	6,598	19,574
Total expenses	157,038	1,620	6,598	165,256
Net underwriting loss	(7,249)	n/a	n/a	n/a
Net investment income	13,595	62	76,863	90,520
Other expenses	(1,807)	—	—	(1,807)
Income tax expense	—	—	(2,375)	(2,375)
Segment income including non-controlling interests	4,539	665	67,890	73,094
Segment income attributable to non-controlling interests	—	(529)	(1,494)	(2,023)
Segment income	$4,539	$136	$66,396	$71,071

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	60.5%
Acquisition cost ratio (2)	36.7%
Composite ratio (3)	97.2%
General and administrative expense ratio (4)	7.7%
Combined ratio (5)	104.9%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Six months ended June 30, 2013
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$187,515	$6,720	$—	$194,235
Gross premiums ceded	(9,975)	—	—	(9,975)
Net premiums written	177,540	6,720	—	184,260
Change in net unearned premium reserves	(83,459)	(4,973)	—	(88,432)
Net premiums earned	94,081	1,747	—	95,828
Expenses
Loss and loss adjustment expenses incurred, net	63,942	388	—	64,330
Acquisition costs, net	27,811	183	—	27,994
General and administrative expenses	9,526	1,772	2,927	14,225
Total expenses	101,279	2,343	2,927	106,549
Net underwriting loss	(7,198)	n/a	n/a	n/a
Net investment income	8,056	1,122	105,009	114,187
Other expenses	(1,429)	—	—	(1,429)
Segment income (loss) including non-controlling interests	(571)	526	102,082	102,037
Segment income attributable to non-controlling interests	—	(595)	(789)	(1,384)
Segment (loss) income	$(571)	$(69)	$101,293	$100,653

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	68.0%
Acquisition cost ratio (2)	29.6%
Composite ratio (3)	97.6%
General and administrative expense ratio (4)	10.1%
Combined ratio (5)	107.7%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

For the three months ended June 30, 2014, three contracts each contributed greater than 10.0% of total gross premiums written. These three contracts contributed 20.5%, 11.6% and 10.0%, respectively, of total gross premiums written for the three months ended June 30, 2014. For the three months ended June 30, 2013, five contracts each contributed greater than 10% of total gross premiums written. These five contracts contributed 22.7%, 17.0%, 14.6%, 14.1% and 14.0%, respectively, of total gross premiums written for the three months ended June 30, 2013.
For the six months ended June 30, 2014, two contracts each contributed greater than 10.0% of total gross premiums written. These two contracts contributed 20.0% and 12.8%, respectively, of total gross premiums written for the six months ended June 30, 2014. For the six months ended June 30, 2013, three contracts each contributed greater than 10% of total gross premiums written. These three contracts contributed 18.0%, 18.0% and 11.5%, respectively, of total gross premiums written for the six months ended June 30, 2013.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and six months ended June 30, 2014 and 2013:

	For the three months ended
	June 30, 2014		June 30, 2013
	($ in thousands)
Property	$74,505	51.2%	$27,888	28.4%
Casualty	65,343	44.9%	49,388	50.3%
Specialty	574	0.4%	17,368	17.7%
Total property and casualty reinsurance	140,422	96.5%	94,644	96.4%
Catastrophe risk management	5,086	3.5%	3,571	3.6%
	$145,508	100.0%	$98,215	100.0%

	For the six months ended
	June 30, 2014		June 30, 2013
	($ in thousands)
Property	$81,386	34.9%	$28,238	14.5%
Casualty	115,766	49.7%	101,595	52.3%
Specialty	25,412	10.9%	57,682	29.7%
Total property and casualty reinsurance	222,564	95.5%	187,515	96.5%
Catastrophe risk management	10,531	4.5%	6,720	3.5%
	$233,095	100.0%	$194,235	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and six months ended June 30, 2014 and 2013:

	For the three months ended				For the six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	($ in thousands)
Prospective	$144,934	99.6%	$75,915	77.3%	$230,419	98.9%	$171,935	88.5%
Retroactive	574	0.4%	22,300	22.7%	2,676	1.1%	22,300	11.5%
	$145,508	100.0%	$98,215	100.0%	$233,095	100.0%	$194,235	100.0%
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.

Substantially all of the Company's business is sourced through reinsurance brokers. The following table provides a breakdown of the Company's gross premiums written from brokers for the six months ended June 30, 2014 and 2013:

	2014		2013
	($ in thousands)
Willis Re	$57,047	24.5%	$13,421	6.9%
Advocate Reinsurance Partners, LLC	53,004	22.7%	27,647	14.2%
Stonehill Reinsurance Partners, LLC	46,659	20.0%	—	—%
Aon Benfield - a division of Aon plc	16,793	7.2%	81,357	41.9%
Guy Carpenter & Company, LLC	15,074	6.5%	(11,057)	(5.7)%
TigerRisk Partners LLC	14,496	6.2%	9,531	4.9%
BMS Intermediaries	—	—%	10,019	5.2%
Other brokers	2,984	1.3%	7,097	3.7%
Total broker placed	206,057	88.4%	138,015	71.1%
Direct placements	27,038	11.6%	56,220	28.9%
	$233,095	100.0%	$194,235	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and six months June 30, 2014 and 2013:

	For the three months ended				For the six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	($ in thousands)
United States	$144,657	99.4%	$93,992	95.7%	$202,734	87.0%	$143,650	74.0%
United Kingdom	575	0.4%	—	—%	25,413	10.9%	—	—%
Bermuda	276	0.2%	4,223	4.3%	4,948	2.1%	49,185	25.3%
Other	—	—%	—	—%	—	—%	1,400	0.7%
	$145,508	100.0%	$98,215	100.0%	$233,095	100.0%	$194,235	100.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	limited historical information about us;

•	operational structure currently is being developed;

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	potential inability to pay dividends;

•	unavailability of capital in the future;

•	dependence on clients' evaluations of risks associated with such clients' insurance underwriting;

•	suspension or revocation of our reinsurance license;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Reinsurance Company Ltd. as a passive foreign investment company;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreement;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	potentially becoming subject to United States federal income taxation;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act; and

•	other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission.
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
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounting contracts are collected before losses are paid on reinsurance contracts and proceeds are returned on deposit accounting contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns. Although float can be calculated using numbers determined under U.S. GAAP, float is a non-GAAP financial measure and, therefore, there is no comparable U.S. GAAP measure.
We believe that our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float.
Catastrophe Risk Management
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. We write excess of loss catastrophe reinsurance exclusively through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. On June 15, 2012, we established the Catastrophe Fund, the Catastrophe Fund Manager and the Catastrophe Reinsurer, in partnership with Hiscox. Our partnership with Hiscox is governed by a shareholders’ agreement that provides for certain matters relating to governance of the Catastrophe Fund Manager and restrictions on the transfers of its shares. Our investment in and management of the Catastrophe Fund allows us to provide a product that is important to most of our reinsurance clients and to earn fee income over time. Because the Catastrophe Fund is capitalized in part by investments from unrelated parties, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses is limited to our investment in the Catastrophe Fund, which as of June 30, 2014 was $55.4 million (December 31, 2013 - $54.8 million). We anticipate that our property catastrophe exposures will consistently remain relatively low when compared to many other reinsurers with whom we compete. There are no additional guarantees and no recourse to us beyond our investment.
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
As of June 30, 2014, the Catastrophe Fund had a net asset value ("NAV") of $111.4 million (December 31, 2013 - $104.0 million). Market conditions have been challenging due to the recent launch of several similar funds and a decrease in catastrophe reinsurance pricing. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.

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
Non-GAAP Financial Measures
We have included financial measures that are not calculated under standards or rules that comprise accounting principles generally accepted in the United States (GAAP).  Such measures, including net underwriting income (loss), combined ratio, book value per share, diluted book value per share and return on beginning shareholders' equity, are referred to as non-GAAP measures. These non-GAAP measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of the underlying business. These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP.  Reconciliations of such measures to the most comparable GAAP figures are referenced below.
The table below shows the key performance indicators for our consolidated business as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(2,083)	$(3,397)	$(7,249)	$(7,198)
Combined ratio (1)	102.7%	105.5%	104.9%	107.7%
Key investment return metrics:
Net investment income	$40,485	$32,826	$90,520	$114,187
Net investment return on investments managed by Third Point LLC	2.3%	3.2%	5.5%	12.2%
Key shareholders' value creation metrics:
Book value per share (2) (4)	$14.21	$13.48	$14.21	$13.48
Diluted book value per share (2) (4)	$13.72	$13.12	$13.72	$13.12
Growth in diluted book value per share (2)	2.2%	2.7%	4.6%	10.9%
Return on beginning shareholders' equity (3)	2.2%	2.8%	5.1%	11.6%

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
Net investment income for the three and six months ended June 30, 2014 and 2013 was comprised of the following:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Net investment income on float	$6,282	$2,530	$13,595	$8,056
Net investment income on capital	34,170	29,937	76,863	105,009
Net investment income on investments managed by Third Point LLC	40,452	32,467	90,458	113,065
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	28	13	57	16
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	—	346	—	1,106
Net gain on catastrophe bond held by the Catastrophe Reinsurer	5	—	5	—
Total net investment income	$40,485	$32,826	$90,520	$114,187
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
Return on beginning shareholders' equity for the three and six months ended June 30, 2014 and 2013 was calculated as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands)
Net income	$31,292	$26,223	$71,071	$100,653
Shareholders' equity attributable to shareholders - beginning of period	1,433,692	944,726	1,391,661	868,544
Return on beginning shareholders' equity	2.2%	2.8%	5.1%	11.6%
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

For the three months ended June 30, 2014, book value per share increased by $0.33 per share, or 2.4%, to $14.21 per share from $13.88 per share as of March 31, 2014. For the three months ended June 30, 2014, diluted book value per share increased by $0.29 per share, or 2.2%, to $13.72 per share from $13.43 per share as of March 31, 2014.
For the six months ended June 30, 2014, book value per share increased by $0.73 per share, or 5.4%, to $14.21 per share from $13.48 per share as of December 31, 2013. For the six months ended June 30, 2014, diluted book value per share increased by $0.60 per share, or 4.6%, to $13.72 per share from $13.12 per share as of December 31, 2013.
The increase in basic and diluted book value per share for the periods was primarily a result of increases in net income. The growth in diluted book value per share was also impacted by warrants and share compensation issued to our Founders, employees, directors and an advisor, including the additional warrants and options that became exercisable as a result of meeting the performance condition after the IPO. The number of shares underlying options included in the calculation of diluted book value per share as of June 30, 2014 was lower than the number included as of December 31, 2013 because the exercise price of certain outstanding options was higher than our share price as of June 30, 2014.
The following table sets forth the computation of basic and diluted book value per share as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders' equity	$1,543,137	$1,510,396
Less: Non-controlling interests	(75,908)	(118,735)
Shareholders' equity attributable to shareholders	1,467,229	1,391,661
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	69,223	101,274
Diluted book value per share numerator:	$1,582,964	$1,539,447
Basic and diluted book value per share denominator:
Issued and outstanding shares	103,264,616	103,264,616
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	6,797,949	8,784,861
Effect of dilutive restricted shares issued to directors and employees	666,770	657,156
Diluted book value per share denominator:	115,380,498	117,357,796

Basic book value per share	$14.21	$13.48
Diluted book value per share	$13.72	$13.12
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders, pursuant to the investment management agreement and performance fees we pay to Third Point Advisors LLC. A 2% management fee calculated on assets under management is paid monthly in arrears to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually in arrears to Third Point Advisors LLC. We include these expenses in net investment income in our condensed consolidated statements of income.
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
Premium Revenue Recognition including evaluation of Risk Transfer
For each contract that we write, we estimate the ultimate premiums for the entire contract period and record this estimate at the inception of the contract, to the extent that the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers. See Note 2 of the notes to our condensed consolidated financial statements for additional information on premium revenue recognition.
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
During the three months ended June 30, 2014, we recorded $1.0 million (2013 - $(19.1) million) of changes in premium estimates on prior years' contracts. During the six months ended June 30, 2014, we recorded $(0.6) million (2013 - $(21.2) million) of changes in premium estimates on prior years' contracts. There was minimal impact on net income from these changes in premium estimates for the three and six months ended June 30, 2014 and 2013. The 2013 changes in premium estimates were primarily due to return premiums on contracts that expired in 2013 and that included a contractual provision to return the unearned premiums at expiration.
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
We do not produce a range of IBNR reserves. However, a 10% increase in IBNR reserves would translate into a 0.9% decrease in total shareholders’ equity as of June 30, 2014 and a 0.6% decrease in total shareholders’ equity as of December 31, 2013.
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
Our derivatives are recorded at fair value. Third Point LLC values exchange-traded derivative contracts at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by third party sources when available; otherwise, fair values are obtained from broker quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
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

In the second quarter of 2014, the Catastrophe Reinsurer purchased a catastrophe bond. This catastrophe bond is recorded in the condensed consolidated balance sheet at fair value, with changes in the fair value recorded in net investment income in the condensed consolidated statements of income. This catastrophe bond is valued using the average of the bids from a minimum of two broker-dealers or other market makers.
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
Our holdings in asset-backed securities (“ABS”) are substantially invested in residential mortgage-backed securities (“RMBS”). The balance of our holdings in ABS was in commercial mortgage-backed securities, collateralized debt obligations and student loan asset-backed securities. These investments are valued using dealer quotes or recognised third-party pricing vendors. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
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
For the six months ended June 30, 2014 and 2013, there were no changes in the valuation techniques as they relate to the above.
Monetary assets and liabilities denominated in foreign currencies are remeasured at the closing rates of exchange as of June 30, 2014. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the condensed consolidated statement of income.
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
While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available. As a result, we believe market conditions will remain challenging in the near term. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events during 2013 and 2014 to date. We believe that pricing for property catastrophe reinsurance treaties that renewed in 2014 dropped by more than 10% on average. Pricing for other types of traditional reinsurance, which are less attractive to collateralized reinsurance vehicles due to their longer loss development and claims payment periods, is also under pressure but not to the same degree as property catastrophe reinsurance. However, we believe new capital targeting these longer tail lines of business is beginning to enter the market through the formation of new rated vehicles with similar business models to ours.
Our direct exposure to falling property catastrophe prices is contained within the Catastrophe Fund and limited to our $55.4 million (December 31, 2013 - $54.8 million) investment in the Catastrophe Fund and the contingent profit commission we receive from managing the Catastrophe Fund, which had assets under management of $111.4 million as of June 30, 2014 (December 31, 2013 - $104.0 million). The expected overall impact on our results, however, is tempered by the Catastrophe Fund’s portfolio construction and focus on smaller, regional companies, which have experienced more modest price decreases. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.
In non-catastrophe lines of business, we focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as result of a client’s growth or historically poor performance. Most of our senior management team have spent decades within the reinsurance market and as they cultivate their relationships with intermediaries and reinsurance buyers, we are seeing an increased flow of submissions in the lines and types of reinsurance that we target. Although we are typically presented by brokers with proposed structures on syndicated deals, we seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These may take the form of loss portfolio transfers or adverse development reserve covers where clients seek capital relief and enhanced investment returns on the reserves.

Consolidated Results of Operations—Three and six months ended June 30, 2014 and 2013.
For the three months ended June 30, 2014, our net income increased by $5.1 million, or 19.3%, to $31.3 million, compared to net income of $26.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, our net income decreased by $29.6 million, or 29.4%, to $71.1 million, compared to net income of $100.7 million for the six months ended June 30, 2013.
The changes in net income for the three and six months ended June 30, 2014 compared to the prior year periods were primarily due to the following:

•
For the three months ended June 30, 2014, we recorded net investment income of $40.5 million compared to $32.8 million for the three months ended June 30, 2013. The return on investments managed by Third Point LLC was 2.3% for the three months ended June 30, 2014 compared to 3.2% for the three months ended June 30, 2013. For the six months ended June 30, 2014, we recorded net investment income of $90.5 million compared to $114.2 million for the six months ended June 30, 2013. The return on investments managed by Third Point LLC was 5.5% for the six months ended June 30, 2014 compared to 12.2% for the six months ended June 30, 2013.

•
The net underwriting loss from our property and casualty reinsurance segment for the three months ended June 30, 2014 was $2.1 million, compared to a net underwriting loss of $3.4 million for the three months ended June 30, 2013. The net underwriting loss from our property and casualty reinsurance segment for the six months ended June 30, 2014 was $7.2 million, compared to a net underwriting loss of $7.2 million for the six months ended June 30, 2013. The net underwriting loss for the six months ended June 30, 2014 included $2.5 million of adverse development related to one crop contract. The combined ratio for the three months ended June 30, 2014 was 102.7% compared to 105.5% for the three months ended June 30, 2013. The combined ratio for the six months ended June 30, 2014 was 104.9% compared to 107.7% for the six months ended June 30, 2013. The combined ratios improved in each case primarily due to a lower general and administrative expense ratio compared to the prior year periods on proportionately higher net premiums earned.

•
Our Catastrophe Risk Management segment contributed net income of $0.2 million for the three months ended June 30, 2014 compared to net loss of $0.3 million for the three months ended June 30, 2013. This segment contributed net income of $0.1 million for the six months ended June 30, 2014 compared to net loss of $0.1 million for the six months ended June 30, 2013.

Segment Results - Three and six months ended June 30, 2014 and 2013
The determination of our business segments is based on the manner in which management monitors the performance of our operations. Our business currently comprises two operating segments—Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes net investment income on capital and general and administrative expenses related to our corporate activities.
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
Property and Casualty Reinsurance
Gross premiums written. Gross premiums written increased by $45.8 million, or 48.4%, to $140.4 million for the three months ended June 30, 2014 from $94.6 million for three months ended June 30, 2013. Gross premiums written increased by $35.0 million, or 18.7%, to $222.6 million for the six months ended June 30, 2014 from $187.5 million for six months ended June 30, 2013.
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
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three and six months ended June 30, 2014 and 2013:

	For the three months ended
	June 30, 2014		June 30, 2013
	($ in thousands)
Property	$74,505	53.1%	$27,888	29.5%
Casualty	65,343	46.5%	49,388	52.2%
Specialty	574	0.4%	17,368	18.3%
	$140,422	100.0%	$94,644	100.0%

	For the six months ended
	June 30, 2014		June 30, 2013
	($ in thousands)
Property	$81,386	36.6%	$28,238	15.1%
Casualty	115,766	52.0%	101,595	54.2%
Specialty	25,412	11.4%	57,682	30.7%
	$222,564	100.0%	$187,515	100.0%
The increase in gross premiums written for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was affected by the following factors:
Factors resulting in increases:

•	We wrote $41.8 million of new business for the three months ended June 30, 2014, consisting of $34.1 million of new casualty business and $7.7 million of new property business.

•
Changes in renewal premiums during the three months ended June 30, 2014 resulted in increased premiums of $28.4 million. Premiums can change on renewals of contracts for a number of factors including: changes in our line size or participation, changes in the underlying premium volume of the client's program, and pricing trends as well as other changes in contractual terms and conditions. The increase in renewal premiums for the three months ended June 30, 2014 was primarily related to two contracts with respect to which we increased our participations.

•	We accounted for $15.0 million of premiums due to other timing differences in the three months ended June 30, 2014,

•
Changes in premium estimates related to prior years' contracts were $1.0 million for the three months ended June 30, 2014 compared to $(19.1) million for the three months ended June 30, 2013. The 2013 changes in premium estimates were primarily due to return premiums on expired contracts that included a contractual provision to return the unearned premiums at expiration.

Factors resulting in decreases:

•
We accounted for $30.6 million of premiums in the three months ended June 30, 2013 that did not renew in the three months ended June 30, 2014 due to contracts written for a multi-year period which therefore, did not renew in the comparable current year period.

•
We did not renew contracts that accounted for $25.5 million of premiums for the three months ended June 30, 2013, in particular one retroactive reinsurance contract written in the three months ended June 30, 2013, which was not subject to renewal.

The increase in gross premiums written for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was affected by the following factors:
Factors resulting in increases:

•
We wrote $75.2 million of new business for the six months ended June 30, 2014, consisting of $34.1 million of new casualty business, $25.4 million of new specialty business and $15.7 million of new property business.

•
Changes in renewal premiums during the six months ended June 30, 2014 resulted in increased premiums of $29.3 million. The increase was primarily related to two contracts on which we increased our participations.

•
Changes in premium estimates related to prior years' contracts were $(0.6) million for the six months ended June 30, 2014 compared to $(21.2) million for the six months ended June 30, 2013. The 2013 changes in premium estimates were primarily due to return premiums on expired contracts that included a contractual provision to return the unearned premiums at expiration.

Factors resulting in decreases:

•
We did not renew contracts accounting for $75.7 million of premiums for the six months ended June 30, 2013, $41.8 million of which was not renewed as a result of pricing and other changes in reinsurance contract structure, terms and conditions and $33.9 million of which were not subject to renewal.

•
We accounted for $14.3 million of premium in the six months ended June 30, 2013 that did not renew in the six months ended June 30, 2014, primarily due to one contract written for a multi-year period which therefore, did not renew in the comparable current year period.

Premiums ceded. The 2013 premiums ceded of $10.0 million related to the purchase of retrocessional protection related to our one assumed crop contract that did not renew in 2014. We did not cede any premiums for the three and six months ended June 30, 2014.
Net premiums earned. Net premiums earned for the three months ended June 30, 2014 increased $16.1 million, or 26.1%, to $77.5 million from $61.4 million for the three months ended June 30, 2013. Net premiums earned for the six months ended June 30, 2014 increased $55.7 million, or 59.2%, to $149.8 million from $94.1 million for the six months ended June 30, 2013. The three and six months ended June 30, 2014 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written, compared to the three and six months ended June 30, 2013.
Net loss and loss adjustment expenses. Net loss and loss adjustment expenses for the three months ended June 30, 2014 was $44.4 million, or 57.3% of net premiums earned, compared to $45.3 million, or 73.7% of net premiums earned for the three months ended June 30, 2013. Net loss and loss adjustment expenses for the six months ended June 30, 2014 was $90.7 million, or 60.5% of net premiums earned, compared to $63.9 million, or 68.0% of net premiums earned, for the six months ended June 30, 2013.
The reinsurance contracts that we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, our property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment expense reserves and do not include acquisition related and other expenses. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period.
We recorded $1.1 million, or 1.4 percentage points, of net favorable prior years' reserve development for the three months ended June 30, 2014. The favorable prior years' reserve development for 2014 related primarily to favorable loss experience on certain auto contracts. There was insignificant net reserve development for the three months ended June 30, 2013.
We recorded $1.1 million, or 0.8 percentage points, of net adverse prior years' reserve development for the six months ended June 30, 2014 . The adverse prior years' reserve development was primarily related to our crop contract and was partially offset by favorable loss experience on certain auto contracts. We did not renew our crop contract in 2014. There was insignificant net reserve development for the six months ended June 30, 2013.
For the six months ended June 30, 2014, we also recorded an increase of $1.5 million in loss and loss adjustment expense reserves due to increases in premium estimates on prior year contracts. For the six months ended June 30, 2013, we recorded a decrease of $2.9 million in loss and loss adjustment expense reserves due to decreases in premium estimates on prior years' contracts primarily related to one crop contract. The loss and loss adjustment expense reserves and premium adjustments generally offset resulting in minimal impact to net underwriting income for the three and six months ended June 30, 2014 and 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs are presented net of commissions ceded under reinsurance contracts. Acquisition costs for the three months ended June 30, 2014 were $29.5 million, or 38.1% of net premiums earned, compared to $14.8 million, or 24.1% of net premiums earned, for the three months ended June 30, 2013. Acquisition costs for the six months ended June 30, 2014 were $54.9 million, or 36.7% of net premiums earned, compared to $27.8 million, or 29.6% of net premiums earned, for the six months ended June 30, 2013. The acquisition cost ratio for the three and six months ended June 30, 2014 was higher than the prior year periods due to a change in business mix. Included in the three and six months ended June 30, 2013 was $22.3 million of premium written and earned on one retroactive reinsurance contract which had a very low acquisition cost ratio.
The reinsurance contracts that we write have a wide range of acquisition cost ratios. As a result, our acquisition cost ratio can vary significantly from period to period depending on the mix of business. For example, our property quota share contracts have a higher initial acquisition cost ratio compared to other casualty and specialty lines of business due to inuring catastrophe reinsurance which increases the acquisition cost ratio on those contracts.  Our property quota share contracts are structured to limit the amount of property catastrophe exposure we assume.  As a result, inuring catastrophe reinsurance for the property catastrophe exposure reduces the amount of premium we assume relative to the acquisition costs or is an additional component of the acquisition costs. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses), therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts generally have a low initial acquisition cost ratio. In addition, we record the gross premiums written and earned for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period. Furthermore, a number of our contracts have a sliding scale or profit commission feature that will vary depending on the expected loss expense for the contract. As a result, changes in estimates of loss and loss adjustment expenses on a contract can result in changes in the sliding scale commissions and a contract's overall acquisition cost ratio.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2014 were $5.7 million, or 7.3% of net premiums earned, compared to $4.7 million, or 7.7% of net premiums earned, for the three months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014 were $11.5 million, or 7.7% of net premiums earned, compared to $9.5 million, or 10.1% of net premiums earned, for the six months ended June 30, 2013. The increase in general and administrative expenses for the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to increased headcount and related employee costs compared to the prior year period. Although general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio is lower due to proportionately higher net premiums earned compared to the prior year periods.
Other expenses. Other expenses consist of deposit liabilities and reinsurance contracts investment expense and changes in fair value of embedded derivatives in deposit and reinsurance contracts. Other expenses for the three months ended June 30, 2014 were $1.0 million compared to $0.8 million for the six months ended June 30, 2013. Other expenses for the six months ended June 30, 2014 were $1.8 million compared to $1.4 million for the six months ended June 30, 2013.
Catastrophe Risk Management
The Catastrophe Reinsurer wrote no business before January 1, 2013. From January 1, 2013, the underwriting results of the Catastrophe Reinsurer as well as results of the Catastrophe Fund, the entities for which the Catastrophe Fund Manager underwrites and manages catastrophe risk, are captured with the Catastrophe Fund Manager in this segment.
Gross premiums written. Gross premiums written was $5.1 million for the three months ended June 30, 2014 compared to $3.6 million for the three months ended June 30, 2013. Gross premiums written was $10.5 million for the six months ended June 30, 2014 compared to $6.7 million for the six months ended June 30, 2013.
Net premiums earned. Net premiums earned was $1.3 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013. Net premiums earned was $2.2 million for the six months ended June 30, 2014 compared to $1.7 million for the six months ended June 30, 2013.
Net investment income. Net investment income was $0.03 million for the three months ended June 30, 2014 compared to $0.4 million for the three months ended June 30, 2013. Net investment income was $0.1 million for the six months ended June 30, 2014 compared to $1.1 million for the six months ended June 30, 2013. The net investment income for the six months ended June 30, 2013 included $1.1 million related to gains on derivative reinsurance contracts written by the Catastrophe Reinsurer. We did not enter into any derivative reinsurance contracts during the six months ended June 30, 2014.
Net loss and loss adjustment expenses. There were no property catastrophe losses impacting our contracts for the three and six months ended June 30, 2014. Net loss and loss adjustment expenses were $0.4 million for the three and six months ended June 30, 2013 related to tornadoes, hail and severe thunderstorms that occurred in the United States in 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs for the three months ended June 30, 2014 were $0.1 million compared to $0.1 million for the three months ended June 30, 2013. Acquisition costs for the six months ended June 30, 2014 were $0.1 million compared to $0.2 million for the six months ended June 30, 2013.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2014 were $0.7 million compared to $1.0 million for the three months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014 were $1.5 million compared to $1.8 million for the six months ended June 30, 2013. General and administrative expenses consist of costs associated with the employee leasing agreement, catastrophe loss modeling and legal and accounting expenses.
Investment results
For the three months ended June 30, 2014, we recorded net investment income of $40.5 million, compared to $32.8 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, we recorded net investment income of $90.5 million, compared to $114.2 million for the six months ended June 30, 2013.
The increase in net investment income for the three months ended June 30, 2014 was due to higher average investments managed by Third Point LLC compared to the prior year offset by lower investment return. The higher average investments are a result of the net proceeds generated by our IPO and float contributed by our property and casualty reinsurance operations and net investment income.

The decrease in net investment income for the six months ended June 30, 2014 was due to lower investment returns, partially offset higher average investments managed by Third Point LLC.
The primary influence on our net investment income is the returns generated by our separate account managed by our investment manager, Third Point LLC. The return on investments managed by Third Point LLC was 2.3% and 5.5% for the three and six months ended June 30, 2014, respectively, compared to the S&P 500 index's return of 5.2% and 7.1%, respectively. In the previous year, our investment return was 3.2% and 12.2% for the three and six months ended June 30, 2013, respectively, while the S&P 500 index increased by 2.9% and 13.8%, respectively. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Long/short equities	0.8%	2.1%	1.7%	7.8%
Asset-backed securities	0.7%	0.7%	2.6%	0.6%
Corporate credit	0.7%	0.1%	1.1%	3.1%
Macro and other	0.1%	0.3%	0.1%	0.7%
	2.3%	3.2%	5.5%	12.2%

S&P 500	5.2%	2.9%	7.1%	13.8%

Performance in the investment portfolio continued to be driven primarily by positive returns in both the corporate and structured credit portfolios during the second quarter of 2014.  Our equity portfolio is well diversified across sectors and successful positions in the Energy and Industrials & Commodities sectors more than offset losses in the Technology, Media and Telecommunications and Financial sectors.  Our investment manager continues to navigate market volatility through careful security selection and a market hedge strategy. We mark to market our entire investment portfolio managed by Third Point LLC and, therefore, our investment results can vary significantly from period to period.
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
General and administrative expenses related to corporate activities
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. For the three months ended June 30, 2014, general and administrative expenses allocated to the corporate function were $3.2 million compared to $1.5 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, general and administrative expenses allocated to the corporate function were $6.6 million compared to $2.9 million for the six months ended June 30, 2013. The increase compared to the prior year periods was primarily due to payroll and related expenses as a result of increased headcount and increased legal and other professional advisor expenses as a result of our operating as a public company.
Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to our investment guidelines as specified in our Investment Management Agreement with Third Point LLC, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of OECD high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than 30 days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy all liquidity requirements.
General
Third Point Reinsurance Ltd. is a holding company and has no substantial operations of its own and has moderate cash needs, most of which are related to the payment of corporate expenses. Its assets consist primarily of its investments in subsidiaries. Third Point Reinsurance Ltd.’s ability to pay dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries.
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Under the Companies Act, as amended, a Bermuda company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment, be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Under the Insurance Act, Third Point Re, as a Class 4 insurer, is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where Third Point Re, as a Class 4 insurer, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority ("BMA").
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
As of June 30, 2014, Third Point Re could pay dividends in to the Company of approximately $326.1 million without providing an affidavit to the BMA.
As of June 30, 2014, Third Point Re was rated "A- (Excellent)" with a stable outlook by A.M. Best. Insurer financial strength ratings are based upon factors relevant to policyholders. The rating reflects A.M. Best's opinion of Third Point Re's financial strength, managerial experience, operating performance and ability to meet its obligations and is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares. Third Point Re's A.M. Best rating could be revised or revoked at the sole discretion of the rating agency. A downgrade to Third Point Re's rating below "A- (Excellent)" or a withdrawal could severely limit and/or prevent us from writing any new reinsurance contracts, which would significantly and negatively impact our business.

Liquidity and Cash Flows
Our sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase investments.
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment earnings realized and (2) loss and loss expenses paid, reinsurance purchased and underwriting and other expenses paid. Excluding investment earnings realized from our operating cash flows results in net cash provided by underwriting activities. Cash flows from operations may differ substantially from net income and may be volatile from period to period depending on the underwriting opportunities available. Due to the nature of our underwriting portfolio, the potential for large claim payments can be substantial and unpredictable and may need to be made within relatively short periods of time. Claims payments can also be made several months or years after premiums are collected.
Cash flows provided by operating activities for the six months ended June 30, 2014 were $23.2 million compared to cash provided by operating activities of $8.2 million for the six months ended June 30, 2013. Generally, in a given period, if the net premiums collected are higher than claim payments, acquisition costs and general and administrative expenses paid, cash is generated from our underwriting activities. Excess cash generated by our underwriting activities, or float, is invested by our investment manager, Third Point LLC, as it becomes available.
Cash flows used in investing activities for the six months ended June 30, 2014 were $25.3 million compared to cash flows used in investment activities of $61.9 million for the six months ended June 30, 2013. The cash flows used in investment activities primarily reflects investment activities related to our separate account managed by Third Point LLC.
Cash flows provided by financing activities for the six months ended June 30, 2014 were $6.4 million compared to $52.3 million for the six months ended June 30, 2013. The cash flows from financing activities for the six months ended June 30, 2014 and 2013 consisted primarily of an increase in the non-controlling interest in the Catastrophe Fund and an increase in deposit liabilities.
For the period from inception until June 30, 2014, we have had sufficient cash flow from proceeds of our initial capitalization and IPO and from operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from underwriting activities and investment income. We may incur indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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

Letter of Credit Facilities

As of June 30, 2014, we had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank (1)	150,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2015	60 days prior to termination date
	$300,000
(1) Effective July 9, 2014, we increased our Citibank facility from $150 million to $250 million. All other terms of the facility remained the same.
As of June 30, 2014, $128.0 million (December 31, 2013 - $127.3 million) of letters of credit, representing 42.7% of the total available facilities, had been drawn upon (December 31, 2013 – 42.4% (based on total available facilities of $300 million)). See Note 21 to the notes to our condensed consolidated financial statements for additional information on the letter of credit facilities.
Financial Condition
Shareholders’ equity
As of June 30, 2014, total shareholders’ equity was $1,543.1 million compared to $1,510.4 million as of December 31, 2013. This increase was primarily due to net income of $71.1 million offset by distributions of non-controlling interests of $51.0 million related to the investment joint venture.
Investments
As of June 30, 2014, total cash and net investments managed by Third Point LLC at fair value was $1,687.5 million compared to $1,559.4 million as of December 31, 2013. The increase was due to float generated by our reinsurance operations and net investment income for the six months ended June 30, 2014.
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
As of June 30, 2014, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of June 30, 2014, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $133.0 million (December 31, 2013 - $111.5 million), or 7.7% (December 31, 2013 - 7.1%) in the fair value of our total net investments managed by Third Point LLC.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2014, our total net long exposure to foreign denominated securities represented 0.3% (December 31, 2013 - net short exposure of 6.2%) of our investment portfolio including cash and cash equivalents, was $5.4 million (December 31, 2013 - net short exposure $97.7 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of June 30, 2014 and December 31, 2013:

June 30, 2014	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$(120)	(0.01)%	$120	0.01%
Japanese Yen	781	0.05%	(781)	(0.05)%
British Pounds	(14)	—%	14	—%
Other	(1,165)	(0.07)%	1,165	0.07%
Total	$(518)	(0.03)%	$518	0.03%

December 31, 2013	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$8,873	0.56%	$(8,873)	(0.56)%
Japanese Yen	341	0.02%	(341)	(0.02)%
British Pound	783	0.05%	(783)	(0.05)%
Other	631	0.04%	(631)	(0.04)%
Total	$10,628	0.67%	$(10,628)	(0.67)%
Reinsurance contracts
We also have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. We wrote non-U.S. dollar denominated reinsurance contracts for the first time in the six months ended June 30, 2014. Of our gross premiums written for the six months ended June 30, 2014, $20.3 million, or 8.7%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure.
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2014 and December 31, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
June 30, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(9,026)	(0.50)%	$10,691	0.60%
Asset Backed Securities(1)	(9,646)	(0.60)%	11,706	0.70%
Net exposure to interest rate risk	$(18,672)	(1.10)%	$22,397	1.30%

December 31, 2013	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(1,434)	(0.09)%	$2,364	0.15%
Asset Backed Securities(1)	(9,240)	(0.59)%	9,471	0.60%
Net exposure to interest rate risk	$(10,674)	(0.68)%	$11,835	0.75%

(1)
Includes instruments for which durations were available on June 30, 2014 and December 31, 2013. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of rate changes.

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
From time to time, we invest in commodities or commodities exposures in the form of derivative contracts from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation. As of December 31, 2013, a 10% decline in the price of each of these commodities and commodity-linked securities would have resulted in a loss of $0.3 million in total net investments managed by Third Point LLC. As of June 30, 2014, our investment portfolio did not have any commodity exposures.
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
We are also exposed to credit risk through our investment activities related to our separate account managed by Third Point LLC. Third Point LLC typically performs intensive fundamental analysis on the broader markets, credit spreads, security-specific information, and the underlying issuers of debt securities that are contained in our investment portfolio.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
Under Section 102(b) of the Jumpstart Our Business Startups Act, an “emerging growth company” such as Third Point Reinsurance Ltd. can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pursuant to Section 107(b) of the Jumpstart Our Business Startups Act, we have irrevocably elected to “opt out” of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
Date: August 8, 2014
/s/ John R. Berger
John R. Berger
Chairman of the Board, Chief Executive Officer and Chief Underwriting Officer
(Principal Executive Officer)

/s/ J. Robert Bredahl
J. Robert Bredahl
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Accounting Officer
(Principal Accounting Officer)