Form 10-Q
period 2014-09-30
Third Point Reinsurance Ltd.
filed 2014-11-07
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
As of November 7, 2014, there were 104,031,456 common shares of the registrant’s common shares issued and outstanding, including 706,840 restricted shares.

Third Point Reinsurance Ltd.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
As of September 30, 2014 and December 31, 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2014	December 31, 2013
Assets
Equity securities, trading, at fair value (cost - $875,503; 2013 - $824,723)	$956,604	$954,111
Debt securities, trading, at fair value (cost - $615,576; 2013 - $408,754)	660,677	441,424
Other investments, at fair value	97,765	65,329
Total investments in securities and commodities	1,715,046	1,460,864
Cash and cash equivalents	32,693	31,625
Restricted cash and cash equivalents	261,966	193,577
Due from brokers	182,927	98,386
Securities purchased under an agreement to sell	19,897	38,147
Derivative assets, at fair value	37,260	39,045
Interest and dividends receivable	5,032	2,615
Reinsurance balances receivable	269,747	191,763
Deferred acquisition costs, net	124,373	91,193
Unearned premiums ceded	91	—
Loss and loss adjustment expenses recoverable	1,412	9,277
Other assets	3,701	3,398
Total assets	$2,654,145	$2,159,890
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses	$7,521	$9,456
Reinsurance balances payable	21,651	9,081
Deposit liabilities	142,990	120,946
Unearned premium reserves	363,666	265,187
Loss and loss adjustment expense reserves	187,313	134,331
Securities sold, not yet purchased, at fair value	45,667	56,056
Due to brokers	306,927	44,870
Derivative liabilities, at fair value	12,346	8,819
Performance fee payable to related party	21,837	—
Interest and dividends payable	589	748
Total liabilities	1,110,507	649,494
Commitments and contingent liabilities
Shareholders' equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 104,031,456 (2013: 103,888,916))	10,403	10,389
Additional paid-in capital	1,063,254	1,055,690
Retained earnings	390,656	325,582
Shareholders’ equity attributable to shareholders	1,464,313	1,391,661
Non-controlling interests	79,325	118,735
Total shareholders' equity	1,543,638	1,510,396
Total liabilities and shareholders' equity	$2,654,145	$2,159,890

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
For the three and nine months ended September 30, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Gross premiums written	$126,403	$45,425	$359,498	$239,660
Gross premiums ceded	(150)	—	(150)	(9,975)
Net premiums written	126,253	45,425	359,348	229,685
Change in net unearned premium reserves	(17,305)	20,904	(98,388)	(67,528)
Net premiums earned	108,948	66,329	260,960	162,157
Net investment income	1,552	54,617	92,072	168,804
Total revenues	110,500	120,946	353,032	330,961
Expenses
Loss and loss adjustment expenses incurred, net	60,115	39,349	150,783	103,679
Acquisition costs, net	38,317	21,117	93,331	49,111
General and administrative expenses	10,124	9,846	29,698	24,071
Other expenses	2,982	1,246	4,789	2,675
Total expenses	111,538	71,558	278,601	179,536
Income (loss) before income tax expense	(1,038)	49,388	74,431	151,425
Income tax expense	(1,542)	—	(3,917)	—
Income (loss) including non-controlling interests	(2,580)	49,388	70,514	151,425
Income (loss) attributable to non-controlling interests	(3,417)	(2,818)	(5,440)	(4,202)
Net income (loss)	$(5,997)	$46,570	$65,074	$147,223
Earnings (loss) per share
Basic	$(0.06)	$0.52	$0.63	$1.77
Diluted	$(0.06)	$0.51	$0.61	$1.75
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	103,295,920	89,620,394	103,275,204	82,630,430
Diluted	103,295,920	90,915,805	106,454,775	83,453,835

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
For the nine months ended September 30, 2014 and 2013
(expressed in thousands of U.S. dollars, except share amounts)

	2014	2013
Common shares
Balance, beginning of period	103,888,916	78,432,132
Issuance of common shares	142,540	25,456,784
Balance, end of period	104,031,456	103,888,916
Common shares
Balance, beginning of period	$10,389	$7,843
Issuance of common shares	14	2,546
Balance, end of period	10,403	10,389
Additional paid-in capital
Balance, beginning of period	1,055,690	762,430
Issuance of common shares, net	585	283,460
Fair value of Founder and advisor warrants	—	3,747
Fair value of warrants qualifying as shareholders' equity	—	(3,747)
Share compensation expense	6,979	7,611
Balance, end of period	1,063,254	1,053,501
Retained earnings
Balance, beginning of period	325,582	98,271
Net income	65,074	147,223
Balance, end of period	390,656	245,494
Shareholders' equity attributable to shareholders	1,464,313	1,309,384
Non-controlling interests
Balance, beginning of period	118,735	59,777
Contributions	6,151	26,164
Distributions	(51,001)	(35,129)
Income attributable to non-controlling interests	5,440	4,202
Balance, end of period	79,325	55,014
Total shareholders' equity	$1,543,638	$1,364,398

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013
Operating activities
Net income	$65,074	$147,223
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation expense	6,979	7,611
Interest expense on deposit liabilities	3,687	—
Net unrealized loss (gain) on investments and derivatives	68,107	(30,541)
Net realized gain on investments and derivatives	(184,133)	(176,673)
Amortization of premium and accretion of discount, net	1,031	(2,868)
Changes in assets and liabilities:
Reinsurance balances receivable	(65,718)	(57,669)
Deferred acquisition costs, net	(33,180)	(13,180)
Unearned premiums ceded	(91)	(2,494)
Loss and loss adjustment expenses recoverable	7,865	(6,284)
Other assets	(303)	(931)
Interest and dividends receivable, net	(2,576)	(775)
Unearned premium reserves	98,479	70,022
Loss and loss adjustment expense reserves	52,982	76,436
Accounts payable and accrued expenses	(1,935)	(500)
Reinsurance balances payable	12,133	8,579
Performance fee payable to related party	21,837	40,264
Net cash provided by operating activities	50,238	58,220
Investing activities
Purchases of investments	(2,150,821)	(1,475,391)
Proceeds from sales of investments	1,998,673	1,539,990
Purchases of investments to cover short sales	(141,468)	(342,282)
Proceeds from short sales of investments	150,098	251,085
Change in due to/from brokers, net	177,516	(311,503)
Increase in securities purchased under an agreement to sell	18,250	22,487
Non-controlling interest in investment affiliate	(49,415)	(33,114)
Change in restricted cash and cash equivalents	(68,389)	(81,663)
Net cash used in investing activities	(65,556)	(430,391)
Financing activities
Proceeds from issuance of common shares, net of costs	599	286,685
Increase in deposit liabilities	5,782	41,793
Non-controlling interest in Catastrophe Fund	10,023	28,515
Non-controlling interest in Catastrophe Fund Manager	(18)	(164)
Net cash provided by financing activities	16,386	356,829
Net increase (decrease) in cash and cash equivalents	1,068	(15,342)
Cash and cash equivalents at beginning of period	31,625	34,005
Cash and cash equivalents at end of period	$32,693	$18,663
Supplementary information
Interest paid in cash	$2,780	$3,369
Income tax paid in cash	$2,286	$—

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
The results for the nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full calendar year.

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
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of September 30, 2014, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the condensed consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the condensed consolidated statements of income (loss) in the period in which they become known.
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
Investments
The Company’s investments are classified as “trading securities” and are carried at fair value with changes in fair value included in earnings in the condensed consolidated statements of income (loss).
The fair value of the Company’s investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications, industry recognized pricing vendors and/or internal pricing valuation techniques. Investment transactions are recorded on a trade date basis with balances pending settlement included in due to/from brokers in the condensed consolidated balance sheets.
Realized gains and losses are determined using cost calculated on the specific identification basis. Dividends are recorded on the ex-dividend date. Income and expense are recorded on the accrual basis including interest and premiums amortized and discounts accreted.
Derivatives
Underwriting
The Catastrophe Reinsurer enters into certain contracts for which the potential loss payments are triggered exclusively by reference to a specified index, such as an industry loss. These contracts are accounted for as derivatives. The Company records the fair value of these contracts in derivative liabilities, at fair value, in the condensed consolidated balance sheets. Changes in the fair value of these contracts are recorded in net investment income in the condensed consolidated statements of income (loss).
Investments
Derivative instruments within our separate account managed by our investment manager, Third Point LLC, are recorded in the condensed consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognized in net investment income in the condensed consolidated statements of income (loss).
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
Fair values of derivatives are determined by using quoted market prices, industry recognized pricing vendors and broker quotes when available; otherwise fair values are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of underlying financial instruments.
Embedded derivatives
Certain of the Company’s deposit and reinsurance contracts contain interest crediting features that vary based on the net investment return on investments managed by Third Point LLC. These contractual features are considered embedded derivatives in accordance with U.S. GAAP. We include the estimated fair value of these embedded derivatives in the condensed consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. Prior to 2014, the changes in estimated fair value of these embedded derivatives were recorded in net investment income. As these embedded derivatives have become more prominent, the presentation has been modified and changes in the estimated fair value of embedded derivatives are now recorded in other expenses in the condensed consolidated statements of income (loss). In addition, fixed interest crediting features on these contracts that were recorded in net investment income are now classified in other expenses in the condensed consolidated statements of income (loss). As a result, investment expense of $1.2 million and $2.7 million that was previously reported in net investment income for the three and nine months ended September 30, 2013, respectively, is now being reported in other expenses to conform to the current year presentation.
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
Warrants
The Company accounts for warrant contracts issued to certain of its founding investors ("Founders") in conjunction with the initial capitalization of the Company by using either the physical settlement or net-share settlement methods. The fair value of these warrants was recorded in equity as additional paid-in capital. The fair value of warrants issued are estimated on the grant date using the Black-Scholes option-pricing model.
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
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rate in effect on the transaction date. Monetary assets and liabilities in foreign currencies are remeasured at the exchange rates in effect at the reporting date and foreign exchange gains and losses are included in the condensed consolidated statements of income (loss).
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

The Company has an operating subsidiary in the United Kingdom, TPRUK, which is subject to relevant taxes in that jurisdiction.  On July 17, 2013, the United Kingdom government passed the Finance Act 2013, which reduced the corporate income tax rate from 23% to 21% (effective April 1, 2014) and provided for a further reduction in the corporate income tax rate from 21% to 20% (effective April 1, 2015). For the three and nine months ended September 30, 2014, the Company recorded $0.003 million and $0.02 million, respectively, for income taxes relating to TPRUK.

The Company is subject to withholding tax obligations related to dividends, capital gains and interest on certain investments. Prior to the second quarter of 2014, these withholding tax obligations were recorded as deductions to net investment income. As these withholding tax obligations have increased, the Company began presenting the relevant amounts in income tax expense in the condensed consolidated statements of income (loss). As a result, withholding taxes of $1.2 million and $2.2 million have been recorded in income tax expense for the three and nine months ended September 30, 2014, respectively. Withholding taxes of $0.3 million and $0.7 million were previously recorded as deductions to net investment income for the three and nine months ended September 30, 2013, respectively.
As of September 30, 2014, the Company had recorded a $1.7 million provision for uncertain tax positions related to investment transactions in certain foreign countries. The Company has recognized income tax expense related to uncertain tax positions of $0.3 million and $1.7 million for the three and nine months ended September 30, 2014, respectively (2013 - nil).
Non-controlling interests
The Company consolidates the results of entities in which it has a controlling financial interest. The Company records the portion of shareholders’ equity attributable to non-controlling interests as a separate line within shareholders’ equity in the condensed consolidated balance sheets. The Company records the portion of income attributable to non-controlling interests as a separate line within the condensed consolidated statements of income (loss).
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
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognized in the condensed consolidated statements of income (loss) on a straight-line basis over the term of the lease.
Comprehensive income
The Company has no comprehensive income other than net income disclosed in the condensed consolidated statements of income (loss).
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
Recently issued accounting standards
Issued and effective as of September 30, 2014
In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for interim and annual periods beginning on or after January 1, 2013. The Company adopted ASU 2013-01 effective with its IPO and has included the required disclosures in Note 8 of the notes to the condensed consolidated financial statements.
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
Issued but not yet effective as of September 30, 2014

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). ASU 2014-11 amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. In addition, the new standard requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. For repurchase agreements and securities lending agreements accounted for as secured borrowings as of a reporting date, the new standard requires obligors (transferors of collateral) to disaggregate the related gross obligation by class of collateral pledged, and to disclose the remaining contractual maturity of the agreements, and to discuss the potential risks of these arrangements and related collateral pledged, including the risks stemming from a decline in the value of the pledged collateral and how such risks are managed. Additionally, as a result of the new accounting guidance, repo-to-maturity transactions will be reported as secured borrowings. Transferors will also no longer apply the current “linked” accounting model to repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty. ASU 2014-11 is effective prospectively for periods subsequent to December 15, 2014. The Company is currently evaluating the impact of this guidance, however, it is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate, for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the entity will be required to disclose information that enables the users of the financial statements to understand the principal conditions or events, management's evaluation of the significance of those events or conditions and management's plans that alleviate substantial doubt about the entity's ability to continue as a going concern. ASU 2014-1 becomes effective for the annual period ending after December 15, 2016. The Company does not expect this new guidance to have a material impact on the Company’s condensed consolidated financial statements.

3.	Restricted cash and cash equivalents
Restricted cash and cash equivalents as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer	$101,348	$93,014
Restricted cash securing credit facilities	160,618	100,563
	$261,966	$193,577

4.	Reinsurance premiums ceded
From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract written in 2013 and one new contract entered into in the third quarter of 2014. Premiums ceded for the three and nine months ended September 30, 2014 were $0.2 million, compared to $nil and $10.0 million for three and nine month ended September 30, 2013, respectively. Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. For the three and nine months ended September 30, 2014, loss and loss adjustment expenses incurred and reported on the condensed consolidated statements of income (loss) are net of loss and loss expenses recovered of $nil and $1.0 million, respectively, compared to $2.1 million and $6.3 million for three and nine months ended September 30, 2013, respectively. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of September 30, 2014, the Company had loss and loss adjustment expenses recoverable of $1.4 million (December 31, 2013 - $9.3 million) with one retrocessionaire who was rated “A (Excellent)” by A.M. Best Company.

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
5.    Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under a long-term investment management contract. The Company directly owns the investments, which are held in a separate account and managed by Third Point LLC. The following is a summary of the separate account managed by Third Point LLC:

	September 30, 2014	December 31, 2013
Assets	($ in thousands)
Total investments in securities and commodities	$1,713,000	$1,460,864
Cash and cash equivalents	10,003	869
Restricted cash and cash equivalents	160,618	100,563
Due from brokers	182,927	98,386
Securities purchased under an agreement to sell	19,897	38,147
Derivative assets	37,260	39,045
Interest and dividends receivable	5,021	2,604
Other assets	799	933
Total assets	2,129,525	1,741,411
Liabilities and non-controlling interest
Accounts payable and accrued expenses	299	1,759
Securities sold, not yet purchased, at fair value	45,667	56,056
Due to brokers	306,927	44,870
Derivative liabilities	12,113	8,819
Performance fee payable to related party	21,837	—
Interest and dividends payable	589	748
Capital contribution received in advance	10,000	—
Non-controlling interest	20,302	69,717
Total liabilities and non-controlling interest	417,734	181,969
Total net investments managed by Third Point LLC	$1,711,791	$1,559,442
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
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of September 30, 2014, securities valued at $445.4 million (December 31, 2013 - $483.2 million), representing 25.4% (December 31, 2013 – 33.1%) of investments in securities and commodities and derivative assets, and $1.5 million (December 31, 2013 - $41.0 million), representing 2.6% (December 31, 2013 – 73.1%) of securities sold, not yet purchased, and derivative liabilities are valued based on broker quotes or other quoted market prices for similar securities.
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
As of September 30, 2014, the Company had $2.8 million (December 31, 2013 - $3.3 million) of private securities fair valued by a third party valuation firm using information obtained from the Company's Investment Manager, which represented less than 1.0% (December 31, 2013 - 1.0%) of total investments in securities and commodities and derivative assets. The value at which these securities could be sold or settled with a willing buyer or seller may differ materially from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As an extension of its underwriting activities, the Catastrophe Reinsurer may sell derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the condensed consolidated balance sheets at fair value, with changes in the fair value of these derivatives recorded in net investment income in the condensed consolidated statements of income (loss). These contracts are valued on the basis of models developed by the Company, which approximates fair value.
In the second quarter of 2014, the Catastrophe Reinsurer purchased a catastrophe bond. This catastrophe bond is recorded in the condensed consolidated balance sheet at fair value, with changes in the fair value recorded in net investment income in the condensed consolidated statements of income (loss). This catastrophe bond is valued using the average of the bids from a minimum of two broker-dealers or other market makers.
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in net investment income. The Company's embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on our investments managed by Third Point LLC. The Company determines the fair value of the embedded derivatives using models developed by the Company, which approximates fair value. See discussion of accounting policy for embedded derivatives in Note 2 for additional information.
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
The Company values its investments in limited partnerships at fair value, which are estimated based on the Company's share of the net asset value ("NAV") of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income (loss).
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
For the nine months ended September 30, 2014 and 2013, there were no changes in the valuation techniques as it relates to the above.
Monetary assets and liabilities denominated in foreign currencies are remeasured at the closing rates of exchange. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company does not isolate that portion of the net investment income resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the condensed consolidated statements of income (loss).
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$929,946	$18,721	$—	$948,667
Private common equity securities	—	7,937	—	7,937
Total equities	929,946	26,658	—	956,604
Asset-backed securities	—	425,160	2,434	427,594
Bank debts	—	17,584	—	17,584
Corporate bonds	—	103,092	3,964	107,056
Municipal bonds	—	3,623	—	3,623
Sovereign debt	—	104,801	19	104,820
Total debt securities	—	654,260	6,417	660,677
Investments in limited partnerships	—	66,799	6,770	73,569
Options	8,112	2,709	—	10,821
Rights and warrants	271	—	—	271
Trade claims	—	11,058	—	11,058
Catastrophe bond	—	2,046	—	2,046
Total other investments	8,383	82,612	6,770	97,765
Derivative assets (free standing)	170	37,090	—	37,260
Total assets	$938,499	$800,620	$13,187	$1,752,306
Liabilities
Equity securities	$8,682	$—	$—	$8,682
Sovereign debt	—	19,440	—	19,440
Corporate bonds	—	4,368	—	4,368
Options	8,096	5,081	—	13,177
Total securities sold, not yet purchased	16,778	28,889	—	45,667
Derivative liabilities (free standing)	121	11,992	233	12,346
Derivative liabilities (embedded)	—	—	7,913	7,913
Total liabilities	$16,899	$40,881	$8,146	$65,926

	December 31, 2013
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$839,903	$17,914	$—	$857,817
Private common equity securities	—	94,282	2,012	96,294
Total equities	839,903	112,196	2,012	954,111
Asset-backed securities	—	325,133	400	325,533
Bank debts	—	8,017	—	8,017
Corporate bonds	—	82,139	4,610	86,749
Municipal bonds	—	10,486	—	10,486
Sovereign debt	—	10,639	—	10,639
Total debt securities	—	436,414	5,010	441,424
Investments in limited partnerships	—	29,286	5,292	34,578
Options	6,284	6,785	—	13,069
Rights and warrants	1	—	—	1
Trade claims	—	17,681	—	17,681
Total other investments	6,285	53,752	5,292	65,329
Derivative assets	321	38,724	—	39,045
Total assets	$846,509	$641,086	$12,314	$1,499,909
Liabilities
Equity securities	$5,207	$—	$—	$5,207
Sovereign debt	—	37,592	—	37,592
Corporate bonds	—	3,372	—	3,372
Options	4,714	5,171	—	9,885
Total securities sold, not yet purchased	9,921	46,135	—	56,056
Derivative liabilities (free standing)	441	8,378	—	8,819
Derivative liabilities (embedded)	—	—	4,430	4,430
Total liabilities	$10,362	$54,513	$4,430	$69,305
During the three months ended September 30, 2014 and 2013, the Company made no reclassifications of assets or liabilities between Levels 1 and 2. During the nine months ended September 30, 2014, the Company reclassified $86.6 million (2013 - nil) of private common equity securities from Level 2 to Level 1 equity securities. This reclassification is the result of the issuer's IPO, with quoted prices having become available in an active market as of the reporting date.

The following table presents the reconciliation for all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013:

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2014
	($ in thousands)
Assets
Private common equity securities	$2,012	$(2,300)	$—	$—	$288	$—
Asset-backed securities	400	(2,151)	4,093	(1,921)	2,013	2,434
Corporate bonds	4,610	(811)	821	(484)	(172)	3,964
Sovereign Debt	—	(11)	30	—	—	19
Investments in limited partnerships	5,292	—	1,579	—	(101)	6,770
Total assets	$12,314	$(5,273)	$6,523	$(2,405)	$2,028	$13,187
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(1,013)	$780	$(233)
Derivative liabilities (embedded)	(4,430)	—	—	(3,046)	(437)	(7,913)
Total liabilities	$(4,430)	$—	$—	$(4,059)	$343	$(8,146)

	July 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2014
	($ in thousands)
Assets
Private common equity securities	$2,300	$(2,300)	$—	$—	$—	$—
Asset-backed securities	2,441	(520)	288	(18)	243	2,434
Corporate bonds	5,153	(811)	—	(152)	(226)	3,964
Sovereign Debt	30	(11)	—	—	—	19
Investment in limited partnership	5,771	—	1,525	—	(526)	6,770
Total assets	$15,695	$(3,642)	$1,813	$(170)	$(509)	$13,187
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(1,013)	$780	$(233)
Derivative liabilities (embedded)	(5,538)	—	—	(2,264)	(111)	(7,913)
Total liabilities	$(5,538)	$—	$—	$(3,277)	$669	$(8,146)

	January 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2013
	($ in thousands)
Assets
Private common equity securities	$2,757	$(1,905)	$2,032	$(1,795)	$828	$1,917
Asset-backed securities	—	196	196	—	(249)	143
Bank debt	54	(54)	—	—	—	—
Corporate bonds	1,046	(1,302)	4,287	(1,311)	1,795	4,515
Investment in limited partnership	—	—	1,959	(342)	(71)	1,546
Total assets	$3,857	$(3,065)	$8,474	$(3,448)	$2,303	$8,121
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(4,335)	$3,167	$(1,168)
Derivative liabilities (embedded)	(2,510)	—	—	(1,460)	(310)	(4,280)
Total liabilities	$(2,510)	$—	$—	$(5,795)	$2,857	$(5,448)

	July 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2013
	($ in thousands)
Assets
Private common equity securities	$3,473	$(1,906)	$379	$—	$(29)	$1,917
Asset-backed securities	194	(112)	47	—	14	143
Corporate bonds	4,304	—	303	(192)	100	4,515
Investment in limited partnership	903	—	671	—	(28)	1,546
Total assets	$8,874	$(2,018)	$1,400	$(192)	$57	$8,121
Liabilities
Derivative liabilities (free standing)	$(2,240)	$—	$—	$(990)	$2,062	$(1,168)
Derivative liabilities (embedded)	(4,180)	—	—	—	(100)	(4,280)
Total liabilities	$(6,420)	$—	$—	$(990)	$1,962	$(5,448)
(1) Total net change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the condensed consolidated statements of income (loss).
Total unrealized loss related to fair value assets using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 was $0.4 million (2013 - gains of $1.8 million).
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

6. Securities purchased under an agreement to sell
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. As of September 30, 2014, the Company held outstanding reverse repurchase agreements valued at $19.9 million (December 31, 2013 - $38.1 million). As of September 30, 2014, the total value of securities received as collateral by the Company was $19.4 million (December 31, 2013 - $37.6 million). As the Company held only reverse repurchase agreements as of September 30, 2014, these positions are not impacted by master netting agreements. Interest expense and income related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. For the three months ended September 30, 2014, there was a foreign currency loss of $2.4 million (2013 – gain of $1.2 million) on reverse repurchase agreements included in net investment income in the condensed consolidated statements of income (loss). For the nine months ended September 30, 2014, there was a foreign currency loss of $2.6 million (2013 - gain of $1.3 million) on reverse repurchase agreements included in net investment income in the condensed consolidated statements of income (loss). Generally, reverse repurchase agreements mature within 30 to 90 days.
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
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from and to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of September 30, 2014, the Company’s due from/to brokers includes a total non-U.S. currency payable balance of $14.4 million (December 31, 2013 - $268.5 million).
8.    Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of September 30, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$9,110	$106,908
Credit Default Swaps - Protection Sold	USD	158	2,318
Equity Price
Contracts for Differences - Long Contracts	GBP/USD	5,145	40,331
Contracts for Differences - Short Contracts	NOK	3	2,580
Total Return Swaps - Long Contracts	MXN/USD	11,888	179,657
Total Return Swaps - Short Contracts	USD	290	3,950
Interest Rates
Interest Rate Swaps	EUR	250	194,906
Interest Rate Swaptions	USD	624	511,971
Treasury Futures - Short Contracts	USD	170	9,929
Foreign Currency Exchange Rates
Foreign Currency Forward	AUD/CAD/EUR/GBP/JPY/TRY	5,501	319,597
Foreign Currency Options - Purchased	JPY/KRW/SAR	4,121	192,944
Total Derivative Assets		$37,260	$1,565,091

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Short	USD	$80	$120,080
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	2,240	64,465
Credit Default Swaps - Protection Sold	USD	1,503	5,437
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP	5,418	57,363
Total Return Swaps - Long Contracts	USD	—	365
Total Return Swaps - Short Contracts	USD	129	1,532
Interest Rates
Bond Futures - Short Contracts	JPY	41	41,211
Interest Rate Swaps	EUR	621	194,035
Interest Rate Swaptions	USD	142	354,139
Foreign Currency Exchange Rates
Foreign Currency Options - Sold	JPY/KRW	1,939	100,950
Catastrophe Risk Derivatives	USD	233	6,000
Total Derivative Liabilities (free standing)		$12,346	$945,577

Embedded derivative liabilities in reinsurance contracts (3)	USD	$3,173	$15,000
Embedded derivative liabilities in deposit contracts (4)	USD	4,740	75,000
Total Derivative Liabilities (embedded)		$7,913	$90,000
(1) AUD = Australian Dollar, CAD = Canadian Dollar,  EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, KRW = South Korean Won, MXN = Mexican Peso, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, TRY = Turkish Lira, USD = US Dollar
(2) The absolute notional exposure represents the Company's derivative activity as of September 30, 2014, which is representative of the volume of derivatives held during the period.
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
(1) AUD = Australian dollar, BRL = Brazilian real, CAD = Canadian dollar, CHF = Swiss franc, DKK = Danish krone EUR = Euro, GBP = British pound, JPY = Japanese yen, NOK = Norwegian krone, TRY=Turkish lira, USD = US dollar
(2) The absolute notional exposure represents the Company's derivative activity as of December 31, 2013, which is representative of the volume of derivatives held during the period.
(3) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.
(4) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.

The following tables set forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and nine months ended September 30, 2014 and 2013. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	For the three months ended
	September 30, 2014		September 30, 2013
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Short Contracts	$(6)	$(80)	$(273)	$—
Commodity Future Options - Purchased	—	—	(25)	(44)
Credit
Credit Default Swaps - Protection Purchased	(1,479)	2,843	346	(1,751)
Credit Default Swaps - Protection Sold	1,081	(1,181)	(1,337)	3,774
Equity Price
Contracts for Differences - Long Contracts	(1,397)	(5,837)	(1,984)	5,229
Contracts for Differences - Short Contracts	(1,396)	310	11	(183)
Total Return Swaps - Long Contracts	2,488	9,990	1,712	3,665
Total Return Swaps - Short Contracts	(1,112)	795	(836)	(664)
Index
Index Futures - Long Contracts	(840)	—	—	—
Index Futures - Short Contracts	79	369	—	—
Interest Rates
Bond Futures - Short Contracts	(273)	101	(320)	(382)
Interest Rate Swaps	107	(82)	723	(896)
Interest Rate Swaptions	(42)	(272)	(75)	218
Treasury Futures - Short Contracts	(399)	191	73	(195)
Foreign Currency Exchange Rates
Foreign Currency Forward	5,037	7,417	1,223	(5,750)
Foreign Currency Options - Purchased	256	1,539	(1,794)	(1,493)
Foreign Currency Options - Sold	(78)	(463)	352	(636)
Reinsurance contract derivatives	—	780	—	2,062
	$2,026	$16,420	$(2,204)	$2,954
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(21)	$—	$—
Embedded derivatives in deposit contracts	—	(90)	—	(100)
	$—	$(111)	$—	$(100)

	For the nine months ended
	September 30, 2014		September 30, 2013
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$(2,455)	$—
Commodities Futures - Short Contracts	(6)	(80)	290	(212)
Commodity Future Options - Purchased	(271)	(5)	(166)	(45)
Commodity Future Options - Sold	316	(168)
Credit
Credit Default Swaps - Protection Purchased	(3,793)	(678)	(8,469)	3,579
Credit Default Swaps - Protection Sold	1,266	(977)	6,814	(4,017)
Equity Price
Contracts for Differences - Long Contracts	3,639	(12,972)	6,706	987
Contracts for Differences - Short Contracts	(3,734)	361	1,000	254
Total Return Swaps - Long Contracts	12,279	10,323	2,717	2,732
Total Return Swaps - Short Contracts	(588)	298	418	(500)
Index
Index Futures - Long Contracts	(840)	—	—	—
Index Futures - Short Contracts	(253)	441	19	—
Interest Rates
Bond Futures - Short Contracts	(817)	(253)	242	(630)
Interest Rate Swaps	(350)	267	1,352	(409)
Interest Rate Swaptions	487	(1,848)	(244)	251
Treasury Futures - Short Contracts	(1,040)	62	508	(625)

Foreign Currency Exchange Rates
Foreign Currency Forward	5,256	4,877	7,533	(3,756)
Foreign Currency Options - Purchased	(1,484)	(613)	6,823	(1,031)
Foreign Currency Options - Sold	608	(78)	(2,844)	(848)
Reinsurance contract derivatives	—	780	—	3,167
	$10,675	$(263)	$20,244	$(1,103)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(127)	$—	$—
Embedded derivatives in deposit contracts	—	(310)	—	(310)
Total Derivative Liabilities (embedded)	$—	$(437)	$—	$(310)
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of September 30, 2014, the Company posted collateral in the form of cash of $60.4 million (December 31, 2013 - $35.4 million) to certain counterparties to cover collateral requirements for open OTC derivatives.

The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of September 30, 2014 and December 31, 2013, the gross and net amounts of derivative instruments that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not offset in the condensed consolidated balance sheet
September 30, 2014 Counterparty	Gross Amounts of Assets Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$493	$493	$—	$—
Counterparty 2	1,262	1,262	—	—
Counterparty 3	16,935	3,135	—	13,800
Counterparty 4	857	857	—	—
Counterparty 5	4,078	630	—	3,448
Counterparty 6	9,820	1,014	4,039	4,767
Counterparty 7	408	151	—	257
Counterparty 8	—	—	—	—
Counterparty 9	3,407	384	—	3,023
Total	$37,260	$7,926	$4,039	$25,295

	Gross Amounts not offset in the condensed consolidated balance sheet
September 30, 2014 Counterparty	Gross Amounts of Liabilities Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,149	$493	$656	$—
Counterparty 2	3,788	1,262	2,526	—
Counterparty 3	3,135	3,135	—	—
Counterparty 4	1,132	857	275	—
Counterparty 5	630	630	—	—
Counterparty 6	1,014	1,014	—	—
Counterparty 7	151	151	—	—
Counterparty 8	730	—	730	—
Counterparty 9	384	384	—	—
Total	$12,113	$7,926	$4,187	$—

	Gross Amounts not offset in the condensed consolidated balance sheet
December 31, 2013 Counterparty	Gross Amounts of Assets Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$1,128	$1,041	$—	$87
Counterparty 2	4,998	400	1,629	2,969
Counterparty 3	16,066	3,509	—	12,557
Counterparty 4	1,351	1,351	—	—
Counterparty 5	3,198	1,054	—	2,144
Counterparty 6	12,234	492	10,465	1,277
Counterparty 7	2	2	—	—
Counterparty 8	—	—	—	—
Counterparty 9	68	68	—	—
Total	$39,045	$7,917	$12,094	$19,034

	Gross Amounts not offset in the condensed consolidated balance sheet
December 31, 2013 Counterparty	Gross Amounts of Liabilities Presented in the condensed consolidated balance sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,041	$1,041	$—	$—
Counterparty 2	400	400	—	—
Counterparty 3	3,509	3,509	—	—
Counterparty 4	1,360	1,351	9	—
Counterparty 5	1,054	1,054	—	—
Counterparty 6	492	492	—	—
Counterparty 7	59	2	57	—
Counterparty 8	—	—	—	—
Counterparty 9	904	68	836	—
Total	$8,819	$7,917	$902	$—

9.    Loss and loss adjustment expense reserves
As of September 30, 2014 and December 31, 2013, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Case loss and loss adjustment expense reserves	$50,868	$34,307
Incurred but not reported loss and loss adjustment expense reserves	136,445	100,024
	$187,313	$134,331

The following table represents the activity in the reserve for losses and loss adjustment expenses for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$134,331	$67,271
Less: loss and loss adjustment expenses recoverable, beginning of period	(9,277)	—
Net reserves for loss and loss adjustment expenses, beginning of period	125,054	67,271
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	149,325	107,279
Prior years'	1,458	(3,600)
Total incurred loss and loss adjustment expenses	150,783	103,679
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(41,538)	(14,951)
Prior years'	(48,398)	(18,576)
Total net paid losses	(89,936)	(33,527)
Net reserve for loss and loss adjustment expenses, end of period	185,901	137,423
Plus: loss and loss adjustment expenses recoverable, end of period	1,412	6,284
Gross reserve for loss and loss adjustment expenses, end of period	$187,313	$143,707

The $1.5 million increase in prior years' reserves for the nine months ended September 30, 2014 reflects $0.9 million of net adverse reserve development and $0.6 million of additional reserves for loss and loss adjustment expenses resulting from premium increases on certain contracts. The changes in loss and loss adjustment expense reserves related to premium estimate changes were accompanied by similar changes in the premium earned for those contracts, resulting in minimal impact to net underwriting income in both periods. The $3.6 million decrease in prior years' reserves recorded in the nine months ended September 30, 2013 related primarily to one crop contract, which was accompanied by an equal decrease in the premium written and earned for that contract, resulting in a minimal impact to underwriting income.
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

Investment fee expenses related to the Investment Agreement, which are included in net investment income in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Management fees - Third Point LLC	$1,290	$978	$3,718	$2,497
Management fees - Founders	7,315	5,545	21,075	14,149
Performance fees - Third Point Advisors LLC	(165)	13,035	21,837	41,104
	$8,440	$19,558	$46,630	$57,750
As of September 30, 2014, $21.8 million related to performance fees due under the Investment Agreement was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2013, $63.0 million related to the performance fee payable to Third Point Advisors LLC was included in non-controlling interests. Since the performance fee allocation is based on annual performance, in accordance with the Investment Agreement, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC's capital account.
11.    Deposit contracts
Deposit liability contracts each contain a fixed interest crediting rate, which ranges from 2.5% to 3.0%. Certain deposit contracts also contain a variable interest crediting feature based on actual investment returns realized by the Company that can increase the overall effective interest crediting rate on those contracts to 6.1% to 6.5%. These variable interest crediting features are considered embedded derivatives. We include the estimated fair value of these embedded derivatives with the host deposit liability contracts. Changes in the estimated fair value of these embedded derivatives are recorded in other expenses in the condensed consolidated statements of income (loss).
The following table represents activity in the deposit liabilities for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in thousands)
Balance, beginning of period	$120,946	$50,446
Consideration received	6,132	66,369
Consideration receivable	12,266	—
Net investment expense allocation and change in fair value of embedded derivatives	3,996	4,731
Payments	(350)	(600)
Balance, end of period	$142,990	$120,946

12.    General and administrative expenses
General and administrative expenses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Payroll and related	$4,184	$3,382	$12,409	$10,086
Share compensation expenses	2,481	4,143	6,979	7,611
Legal and accounting	1,462	905	3,559	1,900
Travel and entertainment	672	548	2,247	1,618
IT related	329	320	1,121	904
Corporate insurance	273	275	862	487
Credit facility fees	200	84	606	444
Director and board costs	193	28	489	86
Occupancy	124	123	409	348
Other general and administrative expenses	206	38	1,017	587
	$10,124	$9,846	$29,698	$24,071

13.    Net investment income
Net investment income for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net investment income by type	($ in thousands)
Net realized gains on investments and investment derivatives	$53,378	$63,778	$184,686	$176,673
Net unrealized gains (losses) on investments and investment derivatives	(62,448)	7,404	(67,407)	31,709
Net realized gain (loss) on foreign currencies	13,125	(1,353)	4,851	4,364
Dividend and interest income	6,628	4,287	22,405	15,587
Dividends paid on securities sold, not yet purchased	—	(171)	(34)	(607)
Management and performance fees	(8,440)	(19,558)	(46,630)	(57,750)
Other expenses	(1,573)	(1,860)	(6,743)	(4,383)
Net investment income on investments managed by Third Point LLC	670	52,527	91,128	165,593
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	27	28	84	44
Net gain on catastrophe bond held by Catastrophe Reinsurer	75	—	80	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	780	2,062	780	3,167
	$1,552	$54,617	$92,072	$168,804

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$6,282	$60,042	$56,927	$167,364
Net investment gains (losses) on debt securities	(5,435)	14,950	81,540	57,549
Net investment gains (loss) on other investments	(25,807)	(4,595)	(30,787)	(1,517)
Net investment gains on investment derivatives	18,446	751	10,412	19,143
Net investment gains (losses) on securities sold, not yet purchased	4,861	5,857	20,245	(16,017)
Net investment income (loss) on cash, including foreign exchange gains (losses)	15,095	(2,906)	5,921	2,243
Net investment gains (losses) on securities purchased under and agreement to resell	(2,381)	1,207	(2,592)	1,228
Management and performance fees	(8,440)	(19,558)	(46,630)	(57,750)
Other investment expenses	(1,069)	(1,131)	(2,964)	(3,439)
	$1,552	$54,617	$92,072	$168,804

14.    Other expenses

Other expenses for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Deposit liabilities and reinsurance contracts investment expense	$2,871	$1,146	$4,352	$2,365
Change in fair value of embedded derivatives in deposit and reinsurance contracts (1)	111	100	437	310
	$2,982	$1,246	$4,789	$2,675

(1) See discussion of accounting policy for embedded derivatives in Note 2 for additional information.

15.    Share capital
Authorized and issued
The Company's authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of September 30, 2014, 104,031,456 common shares (December 31, 2013 - 103,888,916) were issued and outstanding. No preference shares have been issued to date.

On August 20, 2013, the Company completed an IPO of 24,832,484 common shares at a purchase price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of September 30, 2014:

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
As of September 30, 2014, 10,215,455 (December 31, 2013 - 10,613,975) of the Company's common shares were available for future issuance under the equity incentive compensation plans.
Share based compensation expense of $2.5 million for the three months ended September 30, 2014 (2013 - $4.1 million) was included in general and administrative expenses. Share based compensation expense of $7.0 million for the nine months ended September 30, 2014 (2013 - $7.6 million) was included in general and administrative expenses.
As of September 30, 2014, the Company had $18.8 million (December 31, 2013 - $23.8 million) of unamortized share compensation expense that is expected to be amortized over a weighted average period of 1.7 years (December 31, 2013 - 2.0 years).

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

The management and director options activity for the nine months ended September 30, 2014 and the year ended December 31, 2013 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2013	10,956,838	$13.20
Granted - employees	348,836	14.09
Forfeited	(324,599)	13.20
Balance as of December 31, 2013	10,981,075	13.23
Granted - employees	348,836	18.25
Exercised	(60,000)	10.00
Balance as of September 30, 2014	11,269,911	$13.40
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The share price used for purposes of determining the fair value of share options that were granted in the nine months ended September 30, 2014 was $15.05. The estimated share price used for purposes of determining the fair value of share options that were granted in the second quarter of 2013 (prior to the IPO) was $10.89. The volatility assumption used was 23.1% (2013 - 22.0%). The other assumptions used in the option-pricing model were as follows: risk free interest rate of 2.2% (2013 - 1.2%), expected life of 6.5 years (2013 - 6.5 years) and a 0.0% dividend yield (2013 - 0.0%). As of September 30, 2014, the weighted average remaining contractual term for options outstanding was 7.4 years (2013 - 6.5 years).
The following table summarizes information about the Company’s management and director share options outstanding as of September 30, 2014:

	Options outstanding		Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
$10.00-$10.89	6,528,647	$10.03	2,226,787	$10.02
$15.05-$16.89	2,405,516	$15.94	782,262	$16.02
$20.00-$25.05	2,335,748	$20.21	782,262	$20.02
	11,269,911	$13.40	3,791,311	$13.22
For the three months ended September 30, 2014, the Company recorded $1.7 million (2013 - $3.7 million) of share compensation expense related to share options. For the nine months ended September 30, 2014, the Company recorded $5.1 million (2013 - $6.5 million) of share compensation expense related to share options.
The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2014 was $29.4 million and $10.1 million, respectively (December 31, 2013 - $61.5 million and $17.6 million, respectively).

(b)	Restricted shares
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the nine months ended September 30, 2014 and year ended December 31, 2013 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2013	619,300	$10.00
Granted	37,856	15.22
Balance as of December 31, 2013	657,156	10.25
Granted	49,684	15.39
Balance as of September 30, 2014	706,840	$10.66
For the three months ended September 30, 2014, the Company issued 40,070 (2013 - nil) restricted shares to directors. For the nine months ended September 30, 2014, the Company issued 9,614 (2013 - 5,000) restricted shares to employees and 40,070 (2013 - nil) to directors. The restricted shares issued to employees in 2014 will vest after three years from the date of issuance, subject to the grantee's continued service with the Company. The restricted shares issued in 2013 to employees vest two years from the date of grant.
The restricted shares issued to directors in 2014 will vest on December 31, 2014, subject to the grantee's continued service with the Company. The restricted shares issued in 2013 to directors vest on December 31, 2014 subject to the grantee's continued service with the Company.
For the three months ended September 30, 2014, the Company recorded $0.8 million (2013 - $0.4 million) compensation expense related to restricted share awards. For the nine months ended September 30, 2014, the Company recorded $1.8 million (2013 - $1.1 million) compensation expense related to restricted share awards.

17.    Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	($ in thousands)
Catastrophe Fund	$59,277	$49,254
Catastrophe Fund Manager	(254)	(236)
Joint Venture - Third Point Advisors LLC share	20,302	69,717
	$79,325	$118,735
Income (loss) attributable to non-controlling interests for the three and nine months ended September 30, 2014 and 2013 was:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Catastrophe Fund	$3,253	$2,434	$3,872	$3,191
Catastrophe Fund Manager	72	(2)	(18)	(164)
Joint Venture - Third Point Advisors LLC share	92	386	1,586	1,175
	$3,417	$2,818	$5,440	$4,202

As of September 30, 2014, the following entities were consolidated in accordance with the voting model per ASC 810: Consolidation:
• Third Point Reinsurance Opportunities Fund Ltd.
• Third Point Re Cat Ltd.
• Third Point Reinsurance Investment Management Ltd.
As of September 30, 2014, the following entities were consolidated in accordance with the variable interest model as per ASC 810: Consolidation:
• Investment Joint Venture

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of September 30, 2014, Third Point Re's investment in the Catastrophe Fund was $58.6 million (December 31, 2013 - $54.8 million), representing approximately 49.9% (December 31, 2013 - 53.0%) of the Catastrophe Fund’s issued, non-voting, participating share capital. The objective of the Catastrophe Fund is to achieve positive uncorrelated investment returns by investing, through the Catastrophe Reinsurer, in a portfolio of collateralized reinsurance transactions and other insurance-linked investments, including catastrophe bonds and industry loss warranties.
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
For the nine months ended September 30, 2014, $51.0 million (2013 - $35.1 million) was distributed to Third Point Advisors LLC and reduced the amount of the non-controlling interest.

As of September 30, 2014, the following entities were not consolidated as per ASC 810: Consolidation:

•	TP Lux Holdco LP

•	Third Point Hellenic Recovery US Feeder Fund, L.P.

a)	TP Lux Holdco LP
Third Point Re is a limited partner in TP Lux Holdco LP (the “Cayman HoldCo”), which is an affiliate of the Investment Manager. The Cayman HoldCo was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests in TP Lux HoldCo S.a.r.l, a Luxembourg private limited liability company (the “LuxCo”) established under the laws of the Grand-Duchy of Luxembourg, which is also an affiliate of the Investment Manager.
LuxCo's principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of September 30, 2014, Third Point Re held a 10.5% (December 31, 2013 - 10.0%) interest in the Cayman Holdco. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets and records changes in fair value in the condensed consolidated statements of income (loss).
As of September 30, 2014, the estimated fair value of the investment in the limited partnership was $66.8 million (December 31, 2013 - $29.3 million).  The valuation policy with respect to this investment in a limited partnership is further described in Note 5. Third Point Re's maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests.
Third Point Re committed $11.4 million to the Hellenic Fund, of which $1.6 million was called and $0.7 million was distributed during the nine months ended September 30, 2014.
As of September 30, 2014, Third Point Re held less than a 2.0% (December 31, 2013 - 2.0%) interest in the Hellenic Fund. Third Point Re accounts for its investment in limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets and records the change in the fair value in the condensed consolidated statements of income (loss).
As of September 30, 2014, the estimated fair value of the investment in the limited partnership was $6.8 million (December 31, 2013 - $5.3 million). The valuation policy with respect to this investment in a limited partnership is further described in Note 5. Third Point Re's maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18.    Earnings (loss) per share
The following sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	103,295,920	89,620,394	103,275,204	82,630,430
Dilutive effect of options	—	294,434	1,494,711	—
Dilutive effect of warrants	—	1,000,977	1,684,860	823,405
Diluted number of common shares outstanding	103,295,920	90,915,805	106,454,775	83,453,835

Basic net income (loss) per common share:
Net income (loss)	$(5,997)	$46,570	$65,074	$147,223
Net income allocated to participating shares	—	(322)	(420)	(1,099)
Net income (loss) available to common shareholders	$(5,997)	$46,248	$64,654	$146,124
Basic net income (loss) per common share	$(0.06)	$0.52	$0.63	$1.77
Diluted net income (loss) per common share:
Net income (Loss)	$(5,997)	$46,570	$65,074	$147,223
Net income allocated to participating securities	—	(318)	(408)	(1,089)
Net income (loss) available to common shareholders	$(5,997)	$46,252	$64,666	$146,134
Diluted net income (loss) per common share	$(0.06)	$0.51	$0.61	$1.75

For the three months ended September 30, 2014, options of 11,327,302 and warrants of 4,651,163 were excluded from the computation of diluted loss per share. As a result of the net loss in the three months ended September 30, 2014, no allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share. For the three months ended September 30, 2013, anti-dilutive options of 3,887,829 were excluded from the computation of diluted earnings per share.

For the nine months ended September 30, 2014 and 2013, anti-dilutive options of 4,553,159 and 3,579,271, respectively, were excluded from the computation of diluted earnings per share.
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

a)	Pine Brook Road Partners, LLC and Narragansett Bay Insurance Company
Third Point Re entered into a quota share reinsurance agreement with Narragansett Bay Insurance Company (“Narragansett Bay”) effective December 31, 2012, which was renewed on December 31, 2013. The Company recorded $5.3 million (2013 - $4.6 million) of net premiums earned related to these contracts for the nine months ended September 30, 2014.  Pine Brook Road Partners, LLC ("Pine Brook") is the manager of various investment funds, one of which owns approximately 12.0% (December 31, 2013 - 12.0%) of the Company's outstanding common shares.  Pine Brook is also the manager of an investment fund that owns common shares in Narragansett Bay.

b)	Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of September 30, 2014, Loan LLC held $55.2 million (December 31, 2013 - $147.2 million) of Third Point Re’s investments, which are included in investments in securities and commodities and in derivative contracts in the condensed consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of Loan LLC and the related income and expense are reflected accordingly in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).

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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of September 30, 2014, the investment portfolio had a maximum payout amount of approximately $875.6 million (December 31, 2013 - $689.5 million) relating to written put option contracts with expiration ranging from one month to 10 months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of September 30, 2014 is $8.0 million (December 31, 2013 - $2.6 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of September 30, 2014, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of September 30, 2014 and December 31, 2013:

September 30, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$5,437	$5,437	$—	$1,503	$(1,503)
Single name (251-500)	—	2,318	2,318	158	—	158
	$—	$7,755	$7,755	$158	$1,503	$(1,345)

December 31, 2013	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$368	$—	$368	$—	$(104)	$(104)
Single name (251-500)	9,514	—	9,514	1,136	—	1,136
Index (0-250)	—	550	550	21	(244)	(223)
	$9,882	$550	$10,432	$1,157	$(348)	$809

(1)	As of September 30, 2014 and December 31, 2013, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentration of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of September 30, 2014. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the joint venture created through the Investment Agreement (Note 10) has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparty inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of September 30, 2014, the Company’s maximum counterparty credit risk exposure was $25.3 million (December 31, 2013 - $19.0 million).

21.    Commitments and Contingencies
Letters of credit
As of September 30, 2014, the Company had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank (1)	250,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2015	60 days prior to termination date
	$400,000
(1) Effective July 9, 2014, we increased our Citibank facility from $150 million to $250 million. All other terms of the facility remained the same.

As of September 30, 2014, $160.1 million (December 31, 2013 - $127.3 million) of letters of credit, representing 40.0% (December 31, 2013 – 42.4%) of the total available facilities, had been drawn upon.
Under the facilities, the Company provides collateral that may consist of equity securities, repurchase agreements and cash and cash equivalents. As of September 30, 2014, cash and cash equivalents with a fair value of $160.6 million (December 31, 2013 - $100.6 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-” or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, the Company will be prohibited from paying dividends. The Company was in compliance with all of the covenants as of September 30, 2014.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of September 30, 2014, the Company had one unfunded capital commitment of $5.5 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
In the normal course of business, the Company, as part of its investment strategy, enters into contracts that contain a variety of indemnifications and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. Thus, no amounts have been accrued related to such indemnifications. The Company also indemnifies Third Point Advisors LLC, Third Point LLC and its employees from and against any loss or expense, including, without limitation any judgment, settlement, legal fees and other costs. Any expenses related to this indemnification are reflected in net investment income in the condensed consolidated statements of income (loss).
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
22.    Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments - Property and Casualty Reinsurance and Catastrophe Risk Management. The Company has also identified a corporate function that includes net investment income on capital and certain general and administrative expenses related to corporate activities.
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

The following is a summary of the Company’s operating segments results for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30, 2014
	Property and Casualty Reinsurance (6)	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$124,931	$1,472	$—	$126,403
Gross premiums ceded	(150)	—	—	(150)
Net premiums written	124,781	1,472	—	126,253
Change in net unearned premium reserves	(23,294)	5,989	—	(17,305)
Net premiums earned	101,487	7,461	—	108,948
Expenses
Loss and loss adjustment expenses incurred, net	60,121	(6)	—	60,115
Acquisition costs, net	37,571	746	—	38,317
General and administrative expenses	5,556	648	3,920	10,124
Total expenses	103,248	1,388	3,920	108,556
Net underwriting loss	(1,761)	n/a	n/a	n/a
Net investment income (loss)	(137)	881	808	1,552
Other expenses	(2,982)	—	—	(2,982)
Income tax expense	—	—	(1,542)	(1,542)
Segment income (loss) including non-controlling interests	(4,880)	6,954	(4,654)	(2,580)
Segment income attributable to non-controlling interests	—	(3,325)	(92)	(3,417)
Segment income (loss)	$(4,880)	$3,629	$(4,746)	$(5,997)

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	59.2%
Acquisition cost ratio (2)	37.0%
Composite ratio (3)	96.2%
General and administrative expense ratio (4)	5.5%
Combined ratio (5)	101.7%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

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

	Three Months Ended September 30, 2013
	Property and Casualty Reinsurance (6)	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$43,714	$1,711	$—	$45,425
Gross premiums ceded	—	—	—	—
Net premiums written	43,714	1,711	—	45,425
Change in net unearned premium reserves	18,051	2,853	—	20,904
Net premiums earned	61,765	4,564	—	66,329
Expenses
Loss and loss adjustment expenses incurred, net	39,349	—	—	39,349
Acquisition costs, net	20,541	576	—	21,117
General and administrative expenses	6,739	949	2,158	9,846
Total expenses	66,629	1,525	2,158	70,312
Net underwriting loss	(4,864)	n/a	n/a	n/a
Net investment income	7,072	2,089	45,456	54,617
Other expenses	(1,246)	—	—	(1,246)
Segment income including non-controlling interests	962	5,128	43,298	49,388
Segment income attributable to non-controlling interests	—	(2,432)	(386)	(2,818)
Segment income	$962	$2,696	$42,912	$46,570

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	63.7%
Acquisition cost ratio (2)	33.3%
Composite ratio (3)	97.0%
General and administrative expense ratio (4)	10.9%
Combined ratio (5)	107.9%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

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

	Nine months ended September 30, 2014
	Property and Casualty Reinsurance (6)	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$347,495	$12,003	$—	$359,498
Gross premiums ceded	(150)	—	—	(150)
Net premiums written	347,345	12,003	—	359,348
Change in net unearned premium reserves	(96,069)	(2,319)	—	(98,388)
Net premiums earned	251,276	9,684	—	260,960
Expenses
Loss and loss adjustment expenses incurred, net	150,789	(6)	—	150,783
Acquisition costs, net	92,477	854	—	93,331
General and administrative expenses	17,020	2,160	10,518	29,698
Total expenses	260,286	3,008	10,518	273,812
Net underwriting loss	(9,010)	n/a	n/a	n/a
Net investment income	13,458	943	77,671	92,072
Other expenses	(4,789)	—	—	(4,789)
Income tax expense	—	—	(3,917)	(3,917)
Segment income (loss) including non-controlling interests	(341)	7,619	63,236	70,514
Segment income attributable to non-controlling interests	—	(3,854)	(1,586)	(5,440)
Segment income (loss)	$(341)	$3,765	$61,650	$65,074

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	60.0%
Acquisition cost ratio (2)	36.8%
Composite ratio (3)	96.8%
General and administrative expense ratio (4)	6.8%
Combined ratio (5)	103.6%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

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

	Nine months ended September 30, 2013
	Property and Casualty Reinsurance (6)	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$231,229	$8,431	$—	$239,660
Gross premiums ceded	(9,975)	—	—	(9,975)
Net premiums written	221,254	8,431	—	229,685
Change in net unearned premium reserves	(65,408)	(2,120)	—	(67,528)
Net premiums earned	155,846	6,311	—	162,157
Expenses
Loss and loss adjustment expenses incurred, net	103,291	388	—	103,679
Acquisition costs, net	48,353	758	—	49,111
General and administrative expenses	16,265	2,721	5,085	24,071
Total expenses	167,909	3,867	5,085	176,861
Net underwriting loss	(12,063)	n/a	n/a	n/a
Net investment income	15,128	3,210	150,466	168,804
Other expenses	(2,675)	—	—	(2,675)
Segment income including non-controlling interests	390	5,654	145,381	151,425
Segment income attributable to non-controlling interests	—	(3,027)	(1,175)	(4,202)
Segment income	$390	$2,627	$144,206	$147,223

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	66.3%
Acquisition cost ratio (2)	31.0%
Composite ratio (3)	97.3%
General and administrative expense ratio (4)	10.4%
Combined ratio (5)	107.7%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

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

For the three months ended September 30, 2014, three contracts each contributed greater than 10.0% of total gross premiums written. These three contracts contributed 60.5%, 31.8% and 14.1%, respectively, of total gross premiums written for the three months ended September 30, 2014. For the three months ended September 30, 2013, four contracts each contributed greater than 10% of total gross premiums written. These four contracts contributed 61.0%, 22.0%, 13.1% and 12.3%, respectively, of total gross premiums written for the three months ended September 30, 2013.
For the nine months ended September 30, 2014, three contracts each contributed greater than 10.0% of total gross premiums written. These three contracts contributed 29.2%, 12.4% and 11.2%, respectively, of total gross premiums written for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, four contracts contributed greater than 10% of total gross premiums written. These four contracts contributed 18.8%, 14.6%, 11.6% and 11.5%, respectively, of total gross premiums written for the nine months ended September 30, 2013.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended
	September 30, 2014		September 30, 2013
	($ in thousands)
Property	$(2,810)	(2.2)%	$(1,603)	(3.5)%
Casualty	128,469	101.6%	9,426	20.7%
Specialty	(728)	(0.6)%	35,891	79.0%
Total property and casualty reinsurance	124,931	98.8%	43,714	96.2%
Catastrophe risk management	1,472	1.2%	1,711	3.8%
	$126,403	100.0%	$45,425	100.0%

	For the nine months ended
	September 30, 2014		September 30, 2013
	($ in thousands)
Property	$78,577	21.9%	$26,635	11.1%
Casualty	244,235	67.9%	111,021	46.4%
Specialty	24,683	6.9%	93,573	39.0%
Total property and casualty reinsurance	347,495	96.7%	231,229	96.5%
Catastrophe risk management	12,003	3.3%	8,431	3.5%
	$359,498	100.0%	$239,660	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	($ in thousands)
Prospective	$126,403	100.0%	$27,981	61.6%	$356,822	99.3%	$199,916	83.4%
Retroactive	—	—%	17,444	38.4%	2,676	0.7%	39,744	16.6%
	$126,403	100.0%	$45,425	100.0%	$359,498	100.0%	$239,660	100.0%
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.

Substantially all of the Company's business is sourced through reinsurance brokers. The following table provides a breakdown of the Company's gross premiums written from brokers for the nine months ended September 30, 2014 and 2013:

	2014		2013
	($ in thousands)
Guy Carpenter & Company, LLC	$91,567	25.5%	$(11,927)	(5.0)%
Willis Re	55,589	15.5%	13,421	5.6%
Aon Benfield - a division of Aon plc	54,072	15.0%	91,349	38.2%
Advocate Reinsurance Partners, LLC	51,002	14.2%	26,000	10.8%
Stonehill Reinsurance Partners, LLC	44,744	12.4%	—	—%
TigerRisk Partners LLC	13,852	3.9%	10,472	4.4%
BMS Intermediaries	—	—%	46,095	19.2%
Other brokers	3,203	0.9%	7,545	3.1%
Total broker placed	314,029	87.4%	182,955	76.3%
Direct placements	45,469	12.6%	56,705	23.7%
	$359,498	100.0%	$239,660	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and nine months September 30, 2014 and 2013:

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	($ in thousands)
United States	$85,686	67.7%	$7,665	16.9%	$288,420	80.3%	$151,314	63.1%
United Kingdom	(812)	(0.6)%	—	—%	24,600	6.8%	—	—%
Bermuda	41,529	32.9%	37,760	83.1%	46,478	12.9%	86,946	36.3%
Other	—	—%	—	—%	—	—%	1,400	0.6%
	$126,403	100.0%	$45,425	100.0%	$359,498	100.0%	$239,660	100.0%

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
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid on reinsurance contracts and proceeds are returned on deposit accounting contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns. Although float can be calculated using numbers determined under U.S. GAAP, float is a non-GAAP financial measure and, therefore, there is no comparable U.S. GAAP measure.
We believe that our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float.
Catastrophe Risk Management
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. We write excess of loss catastrophe reinsurance exclusively through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. On June 15, 2012, we established the Catastrophe Fund, the Catastrophe Fund Manager and the Catastrophe Reinsurer, in partnership with Hiscox. Our partnership with Hiscox is governed by a shareholders’ agreement that provides for certain matters relating to governance of the Catastrophe Fund Manager and restrictions on the transfers of its shares. Our investment in and management of the Catastrophe Fund allows us to provide a product that is important to most of our reinsurance clients and to earn fee income over time. Because the Catastrophe Fund is capitalized in part by investments from unrelated parties, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses is limited to our investment in the Catastrophe Fund, which as of September 30, 2014 was $58.6 million (December 31, 2013 - $54.8 million). We anticipate that our property catastrophe exposures will consistently remain relatively low when compared to many other reinsurers with whom we compete. There are no additional guarantees and no recourse to us beyond our investment.
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
As of September 30, 2014, the Catastrophe Fund had a net asset value ("NAV") of $117.9 million (December 31, 2013 - $104.0 million). Market conditions have been challenging due to the recent launch of several similar funds and a decrease in catastrophe reinsurance pricing. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.

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

The table below shows the key performance indicators for our consolidated business as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(1,761)	$(4,864)	$(9,010)	$(12,063)
Combined ratio (1)	101.7%	107.9%	103.6%	107.7%
Key investment return metrics:
Net investment income	$1,552	$54,617	$92,072	$168,804
Net investment return on investments managed by Third Point LLC	(0.04)%	4.3%	5.5%	16.9%
Key shareholders' value creation metrics:
Book value per share (2) (4)	$14.17	$13.48	$14.17	$13.48
Diluted book value per share (2) (4)	$13.68	$13.12	$13.68	$13.12
Growth in diluted book value per share (2)	(0.3)%	2.3%	4.3%	13.4%
Return on beginning shareholders' equity (3)	(0.4)%	4.2%	4.7%	16.1%

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
Net investment income for the three and nine months ended September 30, 2014 and 2013 was comprised of the following:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Net investment income on float	$(138)	$7,072	$13,457	$15,128
Net investment income on capital	808	45,455	77,671	150,465
Net investment income on investments managed by Third Point LLC	670	52,527	91,128	165,593
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	27	28	84	44
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	780	2,062	780	3,167
Net gain on catastrophe bond held by the Catastrophe Reinsurer	75	—	80	—
	$1,552	$54,617	$92,072	$168,804
Net Investment Return on Investments Managed by Third Point LLC
The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interest. The stated return is net of withholding taxes, which are presented as a component of income tax expense in our condensed consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income (loss) by the beginning shareholders’ equity attributable to shareholders and is a commonly used calculation to measure profitability. For the three and nine months ended September 30, 2013, we have adjusted the beginning shareholders' equity for the impact of the issuance of shares in our IPO on a weighted average basis. These adjustments lower the stated returns on beginning shareholders' equity.
Return on beginning shareholders' equity for the three and nine months ended September 30, 2014 and 2013 was calculated as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in thousands)
Net income (loss)	$(5,997)	$46,570	$65,074	$147,223

Shareholders' equity attributable to shareholders - beginning of period	1,467,229	972,665	1,391,661	868,544
Impact of weighting related to shareholders' equity from IPO	—	128,860	—	43,111
Adjusted shareholders' equity attributable to shareholders - beginning of period	$1,467,229	$1,101,525	$1,391,661	$911,655
Return on beginning shareholders' equity	(0.4)%	4.2%	4.7%	16.1%

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
For the three months ended September 30, 2014, book value per share decreased by $0.04 per share, or (0.3)%, to $14.17 per share from $14.21 per share as of June 30, 2014. For the three months ended September 30, 2014, diluted book value per share decreased by $0.04 per share, or (0.3)%, to $13.68 per share from $13.72 per share as of June 30, 2014.
For the nine months ended September 30, 2014, book value per share increased by $0.69 per share, or 5.1%, to $14.17 per share from $13.48 per share as of December 31, 2013. For the nine months ended September 30, 2014, diluted book value per share increased by $0.56 per share, or 4.3%, to $13.68 per share from $13.12 per share as of December 31, 2013.
The decrease in basic and diluted book value per share for the three months ended September 30, 2014 was primarily due to the net loss in the period. The increase in basic and diluted book value per share for the nine months ended September 30, 2014 was primarily due to net income in the period. The growth in diluted book value per share was also impacted by warrants and share compensation issued to our Founders, employees, directors and an advisor, including the additional warrants and options that became exercisable as a result of meeting the performance condition after the IPO. The number of shares underlying options included in the calculation of diluted book value per share as of September 30, 2014 was lower than the amount included as of December 31, 2013 because the exercise price of certain outstanding options was higher than our share price as of September 30, 2014.
The following table sets forth the computation of basic and diluted book value per share as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders' equity	$1,543,638	$1,510,396
Less: Non-controlling interests	(79,325)	(118,735)
Shareholders' equity attributable to shareholders	1,464,313	1,391,661
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	65,473	101,274
Diluted book value per share numerator:	$1,576,298	$1,539,447
Basic and diluted book value per share denominator:
Issued and outstanding shares	103,324,616	103,264,616
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	6,528,647	8,784,861
Effect of dilutive restricted shares issued to directors and employees	706,840	657,156
Diluted book value per share denominator:	115,211,266	117,357,796

Basic book value per share	$14.17	$13.48
Diluted book value per share	$13.68	$13.12
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
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
Expenses
Our expenses consist primarily of the following:

•	loss and loss adjustment expenses;

•	acquisition costs;

•	investment-related expenses;

•	general and administrative expenses; and

•	income tax expenses.
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
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe the accounting policies that require the most significant judgments and estimations by management are: (1) premium revenue recognition including evaluation of risk transfer, (2) loss and loss adjustment expense reserves, and (3) fair value measurements related to our investments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Premium Revenue Recognition including evaluation of Risk Transfer
For each contract that we write, we estimate the ultimate premiums for the entire contract period and record this estimate at the inception of the contract, to the extent the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers. See Note 2 of the notes to our condensed consolidated financial statements for additional information on premium revenue recognition.
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Along with uncertainty regarding the underlying business volume, our contracts also contain a number of contractual features that can significantly impact the amount of premium that we ultimately recognize. These include commutation provisions, multi-year contracts with cancellation provisions and provisions to return premium at the expiration of the contract in certain circumstances. In certain contracts, these provisions can be exercised by the client, in some cases provisions can be exercised by us and in other cases by mutual consent. In addition, we write a small number of large contracts and the majority of our property and casualty reinsurance segment premiums written to date has been quota share business. As a result, we may be subject to greater volatility around our premium estimates compared to other property and casualty companies. We continuously monitor the premium estimate of each of our contracts considering the cash premiums received, reported premiums, discussions with our clients regarding their premium projections as well as evaluating the potential impact of contractual features. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Changes in premium estimates do not necessarily result in a direct impact to net income (loss) or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by pro rata changes in acquisition costs and net loss and loss adjustment expenses.
During the three months ended September 30, 2014, we recorded $(8.8) million (2013 - $(7.5) million) of changes in premium estimates on prior years' contracts. During the nine months ended September 30, 2014, we recorded $(5.9) million (2013 - $(28.6) million) of changes in premium estimates on prior years' contracts. There was minimal impact on net income (loss) from these changes in premium estimates for the three and nine months ended September 30, 2014 and 2013. The 2014 changes in premium estimates were primarily due to clients writing less business than initially expected. The 2013 changes in premium estimates were primarily due to return premiums on contracts that expired in 2013 and that included a contractual provision to return the unearned premiums at expiration.
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
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the condensed consolidated statement of income (loss) in the period in which they become known.
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
We do not produce a range of IBNR reserves. However, a 10% increase in IBNR reserves would translate into a 0.9% decrease in total shareholders’ equity as of September 30, 2014 and a 0.6% decrease in total shareholders’ equity as of December 31, 2013.
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

Our derivatives are recorded at fair value. Third Point LLC values exchange-traded derivative contracts at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by industry recognized pricing vendors when available; otherwise, fair values are obtained from broker quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
As an extension of our underwriting activities, the Catastrophe Reinsurer has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the condensed consolidated balance sheets at fair value, with changes in the fair value of these derivatives recorded in net investment income in the condensed consolidated statements of income (loss).  These contracts are valued on the basis of models developed by us, which approximates fair value.
In the second quarter of 2014, the Catastrophe Reinsurer purchased a catastrophe bond. This catastrophe bond is recorded in the condensed consolidated balance sheet at fair value, with changes in the fair value recorded in net investment income in the condensed consolidated statements of income (loss). This catastrophe bond is valued using the average of the bids from a minimum of two broker-dealers or other market makers.
We also have derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in net income (loss). Our embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on our investments managed by Third Point LLC. We determine the fair value of the embedded derivatives using models developed internally, which approximates fair value.
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
We value our investments in affiliated investment funds at fair value, which is an amount equal to the sum of the capital account in the limited partnership generally determined from financial information provided by the investment manager of the investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income (loss).
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
For the nine months ended September 30, 2014 and 2013, there were no changes in the valuation techniques as they relate to the above.
Monetary assets and liabilities denominated in foreign currencies are remeasured at the closing rates of exchange as of September 30, 2014. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the condensed consolidated statement of income (loss).
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

While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available. As a result, we believe market conditions will remain challenging in the near term and may worsen. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events during 2013 and 2014 to date. We believe that pricing for property catastrophe reinsurance treaties that renewed in 2014 dropped by more than 10% on average. Pricing for other types of traditional reinsurance, which are less attractive to collateralized reinsurance vehicles due to their longer loss development and claims payment periods, is also under pressure but not to the same degree as property catastrophe reinsurance. However, new capital targeting these longer tail lines of business is entering the market through the formation of new rated vehicles with similar business models to ours.
Our direct exposure to falling property catastrophe prices is contained within the Catastrophe Fund and limited to our $58.6 million (December 31, 2013 - $54.8 million) investment in the Catastrophe Fund and the contingent profit commission we receive from managing the Catastrophe Fund, which had assets under management of $117.9 million as of September 30, 2014 (December 31, 2013 - $104.0 million). The expected overall impact on our results, however, is tempered by the Catastrophe Fund’s portfolio construction and focus on smaller, regional companies, which have experienced more modest price decreases. Given current market conditions, we expect to limit the size of the Catastrophe Fund to ensure we can continue to profitably deploy the funds under management until market conditions improve.

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
Consolidated Results of Operations—Three and nine months ended September 30, 2014 and 2013.
For the three months ended September 30, 2014, our net income decreased by $52.6 million, or 112.9%, to a net loss of $6.0 million, compared to net income of $46.6 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, our net income decreased by $82.1 million, or 55.8%, to $65.1 million, compared to net income of $147.2 million for the nine months ended September 30, 2013.
The changes in net income (loss) for the three and nine months ended September 30, 2014 compared to the prior year periods were primarily due to the following:

•
For the three months ended September 30, 2014, we recorded net investment income of $1.6 million compared to $54.6 million for the three months ended September 30, 2013. The return on investments managed by Third Point LLC was (0.04)% for the three months ended September 30, 2014 compared to 4.3% for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we recorded net investment income of $92.1 million compared to $168.8 million for the nine months ended September 30, 2013. The return on investments managed by Third Point LLC was 5.5% for the nine months ended September 30, 2014 compared to 16.9% for the nine months ended September 30, 2013.

•
The net underwriting loss from our property and casualty reinsurance segment for the three months ended September 30, 2014 was $1.8 million, compared to a net underwriting loss of $4.9 million for the three months ended September 30, 2013. The net underwriting loss from our property and casualty reinsurance segment for the nine months ended September 30, 2014 was $9.0 million, compared to a net underwriting loss of $12.1 million for the nine months ended September 30, 2013. The combined ratio for the three months ended September 30, 2014 was 101.7% compared to 107.9% for the three months ended September 30, 2013. The combined ratio for the nine months ended September 30, 2014 was 103.6% compared to 107.7% for the nine months ended September 30, 2013. The combined ratios improved in each case primarily due to a lower general and administrative expense ratio compared to the prior year periods on proportionately higher net premiums earned.

•
Our Catastrophe Risk Management segment contributed net income of $3.6 million for the three months ended September 30, 2014 compared to net income of $2.7 million for the three months ended September 30, 2013. This segment contributed net income of $3.8 million for the nine months ended September 30, 2014 compared to net income of $2.6 million for the nine months ended September 30, 2013.

Segment Results - Three and nine months ended September 30, 2014 and 2013
The determination of our business segments is based on the manner in which management monitors the performance of our operations. Our business currently comprises two operating segments—Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes net investment income on capital and general and administrative expenses related to our corporate activities.
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

Property and Casualty Reinsurance
Gross premiums written. Gross premiums written increased by $81.2 million, or 185.8%, to $124.9 million for the three months ended September 30, 2014 from $43.7 million for three months ended September 30, 2013. Gross premiums written increased by $116.3 million, or 50.3%, to $347.5 million for the nine months ended September 30, 2014 from $231.2 million for nine months ended September 30, 2013.
We began underwriting on January 1, 2012 and continue to cultivate our underwriting relationships with intermediaries and reinsurance buyers and, as a result, submission flow remains strong. We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period. In addition, our contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can be significant. We also offer customized solutions to our clients, including adverse development covers, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers, which are considered retroactive reinsurance contracts, at the inception of the contract. This premium recognition policy can further distort the comparability of premiums earned in a period and trends.
As a result of these factors, we may experience volatility in the amount of gross premiums written and earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended
	September 30, 2014		September 30, 2013
	($ in thousands)
Property	$(2,810)	(2.2)%	$(1,603)	(3.7)%
Casualty	128,469	102.8%	9,426	21.6%
Specialty	(728)	(0.6)%	35,891	82.1%
	$124,931	100.0%	$43,714	100.0%

	For the nine months ended
	September 30, 2014		September 30, 2013
	($ in thousands)
Property	$78,577	22.6%	$26,635	11.5%
Casualty	244,235	70.3%	111,021	48.0%
Specialty	24,683	7.1%	93,573	40.5%
	$347,495	100.0%	$231,229	100.0%
The increase in gross premiums written for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was affected by the following factors:
Factors resulting in increases:

•	We wrote $58.0 million of new casualty business for the three months ended September 30, 2014.

•
We accounted for $76.5 million of premiums due to one contract that was canceled and re-written in the three months ended September 30, 2014 with an increased participation and extended coverage period.

Factors resulting in decreases:

•
We accounted for $27.7 million of premiums on one contract in the three months ended September 30, 2013 that did not renew in the three months ended September 30, 2014 because the contract was not subject to renewal.

•	We accounted for $24.3 million of premiums in the three months ended September 30, 2013 that did not have a comparable renewal date in the current year period.

•
Changes in premium estimates related to prior years' contracts were $(8.8) million for the three months ended September 30, 2014 compared to $(7.5) million for the three months ended September 30, 2013. The changes in premium estimates in the three months ended September 30, 2014 were primarily due to clients writing less business than expected at inception of the applicable contracts.

The increase in gross premiums written for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was affected by the following factors:
Factors resulting in increases:

•
We wrote $132.3 million of new business for the nine months ended September 30, 2014, consisting of $92.1 million of new casualty business, $24.6 million of new specialty business and $15.6 million of new property business.

•
We accounted for $76.5 million of premiums due to one contract that was canceled and re-written in the three months ended September 30, 2014 with an increased participation and extended coverage period.

•
Changes in renewal premiums during the nine months ended September 30, 2014 resulted in increased premiums of $26.6 million. The increase was primarily related to contracts with respect to which we increased our participations compared to the prior year.

•
Changes in premium estimates related to prior years' contracts were $(5.9) million for the nine months ended September 30, 2014 compared to $(28.6) million for the nine months ended September 30, 2013. The changes in premium estimates in the nine months ended September 30, 2104 were primarily due to clients writing less business than initially expected whereas the 2013 changes in premium estimates were primarily due to return premiums on expired contracts that included a contractual provision to return the unearned premiums at expiration.

Factors resulting in decreases:

•
We did not renew contracts accounting for $83.6 million of premiums for the nine months ended September 30, 2013, $42.3 million of which was not renewed as a result of pricing and other changes in reinsurance contract structure, terms and conditions and $41.3 million of which was not subject to renewal.

•
We accounted for $58.3 million of premium in the nine months ended September 30, 2013 that did not renew in the nine months ended September 30, 2014, primarily due to multi-year contracts written which were not subject to renewal in the comparable current year period.

Premiums ceded. Premiums ceded for the three and nine months ended September 30, 2014 were $0.2 million. We purchased one retrocessional protection in the three months ended September 30, 2014 to limit our catastrophe risk on one contract. The 2013 premiums ceded of $10.0 million related to the purchase of retrocessional protection related to our one assumed crop contract that did not renew in 2014.
Net premiums earned. Net premiums earned for the three months ended September 30, 2014 increased $39.7 million, or 64.3%, to $101.5 million from $61.8 million for the three months ended September 30, 2013. Net premiums earned for the nine months ended September 30, 2014 increased $95.4 million, or 61.2%, to $251.3 million from $155.8 million for the nine months ended September 30, 2013. The increase for the three and nine months ended September 30, 2014 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written, compared to the three and nine months ended September 30, 2013.
Net loss and loss adjustment expenses. Net loss and loss adjustment expenses for the three months ended September 30, 2014 were $60.1 million, or 59.2% of net premiums earned, compared to $39.3 million, or 63.7% of net premiums earned for the three months ended September 30, 2013. Net loss and loss adjustment expenses for the nine months ended September 30, 2014 was $150.8 million, or 60.0% of net premiums earned, compared to $103.3 million, or 66.3% of net premiums earned, for the nine months ended September 30, 2013.

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
We recorded $0.2 million of net favorable prior years' reserve development for the three months ended September 30, 2014 primarily due to favorable loss experience on certain property and auto contracts. There was insignificant net reserve development for the three months ended September 30, 2013.
We recorded $0.9 million of net adverse prior years' reserve development for the nine months ended September 30, 2014 . The net adverse prior years' reserve development was primarily due to net adverse development of $2.5 million on our crop contract partially offset by favorable development on a variety of contracts in our property and auto lines of business. We did not renew our crop contract in 2014. There was insignificant net reserve development for the nine months ended September 30, 2013.
For the nine months ended September 30, 2014, we also recorded an increase of $0.6 million in loss and loss adjustment expense reserves due to increases in premium estimates on prior year contracts. For the nine months ended September 30, 2013, we recorded a decrease of $3.9 million in loss and loss adjustment expense reserves due to decreases in premium estimates on prior years' contracts primarily related to one crop contract. The loss and loss adjustment expense reserves and premium adjustments generally offset resulting in minimal impact to net underwriting loss for the three and nine months ended September 30, 2014 and 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs are presented net of commissions ceded under reinsurance contracts. Acquisition costs for the three months ended September 30, 2014 were $37.6 million, or 37.0% of net premiums earned, compared to $20.5 million, or 33.3% of net premiums earned, for the three months ended September 30, 2013. Acquisition costs for the nine months ended September 30, 2014 were $92.5 million, or 36.8% of net premiums earned, compared to $48.4 million, or 31.0% of net premiums earned, for the nine months ended September 30, 2013. The acquisition cost ratio for the three and nine months ended September 30, 2014 was higher than the prior year periods due to a change in business mix.
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
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2014 were $5.6 million, or 5.5% of net premiums earned, compared to $6.7 million, or 10.9% of net premiums earned, for the three months ended September 30, 2013. The decrease in general and administrative expenses for the three months ended September 30, 2014 compared to prior year was primarily due to lower stock compensation expenses incurred in the current year period compared to prior year. Stock compensation expense was higher in the three months ended September 30, 2013 as a result of the performance condition having been met as a result of the IPO. The general and administrative expense ratio is lower due to lower general administrative expenses and proportionately higher net premiums earned compared to the prior year period.
General and administrative expenses for the nine months ended September 30, 2014 were $17.0 million, or 6.8% of net premiums earned, compared to $16.3 million, or 10.4% of net premiums earned, for the nine months ended September 30, 2013. The increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the prior year period was primarily due to increased headcount and related employee costs partially offset by lower stock compensation expense as a result of the IPO in the prior year period. Although general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio is lower due to proportionately higher net premiums earned compared to the prior year period.
Other expenses. Other expenses consist of deposit liabilities and reinsurance contracts investment expense and changes in fair value of embedded derivatives in deposit and reinsurance contracts. Other expenses for the three months ended September 30, 2014 were $3.0 million compared to $1.2 million for the three months ended September 30, 2013. Other expenses for the nine months ended September 30, 2014 were $4.8 million compared to $2.7 million for the nine months ended September 30, 2013. The increase in other expenses in the current year periods compared to prior year periods is primarily due to an increase in one deposit liability contract due to an increase in the underlying estimate of loss reserves for the contract.
Catastrophe Risk Management
The Catastrophe Reinsurer wrote no business before January 1, 2013. From January 1, 2013, the underwriting results of the Catastrophe Reinsurer as well as results of the Catastrophe Fund, the entities for which the Catastrophe Fund Manager underwrites and manages catastrophe risk, are captured with the Catastrophe Fund Manager in this segment.
Gross premiums written. Gross premiums written were $1.5 million for the three months ended September 30, 2014 compared to $1.7 million for the three months ended September 30, 2013. Gross premiums written were $12.0 million for the nine months ended September 30, 2014 compared to $8.4 million for the nine months ended September 30, 2013.
Net premiums earned. Net premiums earned were $7.5 million for the three months ended September 30, 2014 compared to $4.6 million for the three months ended September 30, 2013. Net premiums earned were $9.7 million for the nine months ended September 30, 2014 compared to $6.3 million for the nine months ended September 30, 2013.
Net investment income. Net investment income was $0.9 million for the three months ended September 30, 2014 compared to $2.1 million for the three months ended September 30, 2013. Net investment income was $0.9 million for the nine months ended September 30, 2014 compared to $3.2 million for the nine months ended September 30, 2013. The net investment income for the three and nine months ended September 30, 2013 included $2.1 million and $3.2 million, respectively, related to gains on derivative reinsurance contracts written by the Catastrophe Reinsurer.
Net loss and loss adjustment expenses. There were no property catastrophe losses impacting our contracts for the three and nine months ended September 30, 2014. Net loss and loss adjustment expenses were $nil and $0.4 million for the three and nine months ended September 30, 2013, respectively, related to tornadoes, hail and severe thunderstorms that occurred in the United States in 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs for the three months ended September 30, 2014 were $0.7 million compared to $0.6 million for the three months ended September 30, 2013. Acquisition costs for the nine months ended September 30, 2014 were $0.9 million compared to $0.8 million for the nine months ended September 30, 2013.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2014 were $0.6 million compared to $0.9 million for the three months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 were $2.2 million compared to

$2.7 million for the nine months ended September 30, 2013. General and administrative expenses consist of costs associated with the employee leasing agreement, catastrophe loss modeling and legal and accounting expenses.
Investment results
For the three months ended September 30, 2014, we recorded net investment income of $1.6 million, compared to $54.6 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we recorded net investment income of $92.1 million, compared to $168.8 million for the nine months ended September 30, 2013.
The primary driver of our net investment income is the returns generated by our separate account managed by our investment manager, Third Point LLC. The return on investments managed by Third Point LLC was (0.04)% and 5.5% for the three and nine months ended September 30, 2014, respectively, compared to the S&P 500 index's return of 1.1% and 8.3%, respectively. In the previous year, our investment return was 4.3% and 16.9% for the three and nine months ended September 30, 2013, respectively, while the S&P 500 index increased by 5.2% and 19.8%, respectively. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Long/short equities	0.3%	3.5%	2.0%	11.9%
Asset-backed securities	0.5%	0.2%	2.8%	3.1%
Corporate credit	(0.7)%	0.4%	1.1%	1.0%
Macro and other	(0.1)%	0.2%	(0.4)%	0.9%
	(0.04)%	4.3%	5.5%	16.9%

S&P 500	1.1%	5.2%	8.3%	19.8%
The net investment results for the quarter ended September 30, 2014 reflect modest gains in our equities and asset-backed securities offset by losses in corporate credit primarily from losses in a single investment. Performance in the investment portfolio for the nine month period was driven primarily by positive returns in equities as well as both the corporate and structured credit portfolios.  Net investment income for nine months ended September 30, 2014 also benefited from higher average investments managed by Third Point LLC compared to the prior year periods due to the net proceeds generated by Third Point Re’s IPO, float contributed by its reinsurance operations and net investment income. We mark to market our entire investment portfolio managed by Third Point LLC and, therefore, our investment results can vary significantly from period to period.
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
General and administrative expenses related to corporate activities
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. For the three months ended September 30, 2014, general and administrative expenses allocated to the corporate function were $3.9 million compared to $2.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, general and administrative expenses allocated to the corporate function were $10.5 million compared to $5.1 million for the nine months ended September 30, 2013. The increase compared to the prior year periods was primarily due to payroll and related expenses as a result of increased headcount and increased legal and other professional advisor expenses as a result of our operating as a public company.
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
As of September 30, 2014, Third Point Re could pay dividends in to the Company of approximately $326.1 million without providing an affidavit to the BMA.
As of September 30, 2014, Third Point Re was rated A- (Excellent) with a stable outlook by A.M. Best. Insurer financial strength ratings are based upon factors relevant to policyholders. The rating reflects A.M. Best's opinion of

Third Point Re's financial strength, managerial experience, operating performance and ability to meet its obligations and is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares. Third Point Re's A.M. Best rating could be revised or revoked at the sole discretion of the rating agency. A downgrade to Third Point Re's rating below A- (Excellent) or a withdrawal could severely limit and/or prevent us from writing any new reinsurance contracts, which would significantly and negatively impact our business.
Liquidity and Cash Flows
Our sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase investments.
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment earnings realized and (2) loss and loss expenses paid, reinsurance purchased and underwriting and other expenses paid. Excluding investment earnings realized from our operating cash flows results in net cash provided by underwriting activities. Cash flows from operations may differ substantially from net income (loss) and may be volatile from period to period depending on the underwriting opportunities available. Due to the nature of our underwriting portfolio, the potential for large claim payments can be substantial and unpredictable and may need to be made within relatively short periods of time. Claims payments can also be made several months or years after premiums are collected.
Cash flows provided by operating activities for the nine months ended September 30, 2014 were $50.2 million compared to cash provided by operating activities of $58.2 million for the nine months ended September 30, 2013. Generally, in a given period, if the net premiums collected are higher than claim payments, acquisition costs and general and administrative expenses paid, cash is generated from our underwriting activities. Excess cash generated by our underwriting activities, or float, is invested by our investment manager, Third Point LLC, as it becomes available.
Cash flows used in investing activities for the nine months ended September 30, 2014 were $65.6 million compared to cash flows used in investment activities of $430.4 million for the nine months ended September 30, 2013. The cash flows used in investment activities primarily reflects investment activities related to our separate account managed by Third Point LLC. The cash flows used in investing activities for the nine months ended September 30, 2013 reflects the investment of the net proceeds from our IPO and the investment of float generated by our reinsurance operations.
Cash flows provided by financing activities for the nine months ended September 30, 2014 were $16.4 million compared to $356.8 million for the nine months ended September 30, 2013. The cash flows from financing activities for the nine months ended September 30, 2014 consisted primarily of an increase in the non-controlling interest in the Catastrophe Fund and an increase in deposit liabilities. The cash flows from financing activities for the nine months ended September 30, 2013 relate primarily to the net proceeds generated by our IPO and an increase in deposit liabilities. The cash flows from financing activities for the nine months ended September 30, 2012 consisted of the receipt of subscriptions receivable, net of costs.
For the period from inception until September 30, 2014, we have had sufficient cash flow from proceeds of our initial capitalization and IPO and from operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from underwriting activities and investment income. We may incur indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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

Letter of Credit Facilities

As of September 30, 2014, we had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Renewal date	Notice period (Unused Facility Portion)
	($ in thousands)
BNP Paribas	$100,000	February 15, 2015	60 days prior to termination date
Citibank (1)	250,000	January 23, 2015	90 days prior to termination date
J.P. Morgan	50,000	August 22, 2015	60 days prior to termination date
	$400,000
(1) Effective July 9, 2014, we increased our Citibank facility from $150 million to $250 million. All other terms of the facility remained the same.
As of September 30, 2014, $160.1 million (December 31, 2013 - $127.3 million) of letters of credit, representing 40.0% of the total available facilities, had been drawn upon (December 31, 2013 – 42.4% (based on total available facilities of $300 million)). See Note 21 to the notes to our condensed consolidated financial statements for additional information on the letter of credit facilities.
Financial Condition
Shareholders’ equity
As of September 30, 2014, total shareholders’ equity was $1,543.6 million compared to $1,510.4 million as of December 31, 2013. This increase was primarily due to net income of $65.1 million offset by distributions of non-controlling interests of $51.0 million related to the investment joint venture.
Investments
As of September 30, 2014, total cash and net investments managed by Third Point LLC at fair value was $1,711.8 million compared to $1,559.4 million as of December 31, 2013. The increase was due to float $65.0 million generated by our reinsurance operations and net investment income for the nine months ended September 30, 2014.
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
As of September 30, 2014, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of September 30, 2014, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $109.9 million (December 31, 2013 - $111.5 million), or 6.3% (December 31, 2013 - 7.1%) in the fair value of our total net investments managed by Third Point LLC.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2014, our total net short exposure to foreign denominated securities represented 1.8% (December 31, 2013 - net short exposure of 6.2%) of our investment portfolio including cash and cash equivalents, was $31.9 million (December 31, 2013 - net short exposure $97.7 million).

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of September 30, 2014 and December 31, 2013:

September 30, 2014	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$733	—%	$(733)	—%
Japanese Yen	12	—%	(12)	—%
British Pounds	(46)	—%	46	—%
Other	2,664	0.20%	(2,664)	(0.20)%
Total	$3,363	0.20%	$(3,363)	(0.20)%

December 31, 2013	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$8,873	0.56%	$(8,873)	(0.56)%
Japanese Yen	341	0.02%	(341)	(0.02)%
British Pound	783	0.05%	(783)	(0.05)%
Other	631	0.04%	(631)	(0.04)%
Total	$10,628	0.67%	$(10,628)	(0.67)%
Reinsurance contracts
We also have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. We wrote non-U.S. dollar denominated reinsurance contracts for the first time in the nine months ended September 30, 2014. Of our gross premiums written for the nine months ended September 30, 2014, $19.5 million, or 5.4%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure.
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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2014 and December 31, 2013:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
September 30, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(13,031)	(0.70)%	$14,874	0.80%
Asset Backed Securities(1)	(11,204)	(0.60)%	13,324	0.80%
Net exposure to interest rate risk	$(24,235)	(1.30)%	$28,198	1.60%

December 31, 2013	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(1,434)	(0.09)%	$2,364	0.15%
Asset Backed Securities(1)	(9,240)	(0.59)%	9,471	0.60%
Net exposure to interest rate risk	$(10,674)	(0.68)%	$11,835	0.75%

(1)
Includes instruments for which durations were available on September 30, 2014 and December 31, 2013. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges, which would reduce the impact of rate changes.

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
From time to time, we invest in commodities or commodities exposures in the form of derivative contracts from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation. As of December 31, 2013, a 10% decline in the price of each of these commodities and commodity-linked securities would have resulted in a loss of $0.3 million in total net investments managed by Third Point LLC. As of September 30, 2014, our investment portfolio did not have any commodity exposures.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2014 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Date: November 7, 2014
/s/ John R. Berger
John R. Berger
Chairman of the Board, Chief Executive Officer and Chief Underwriting Officer
(Principal Executive Officer)

/s/ J. Robert Bredahl
J. Robert Bredahl
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Accounting Officer
(Principal Accounting Officer)