Form 10-K
period 2014-12-31
Third Point Reinsurance Ltd.
filed 2015-02-27
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes    ☒    No    ☐

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
Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes    ☐    No    ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $884.4 million.

As of February 25, 2015, there were 104,585,030 common shares of the registrant’s common shares issued and outstanding, including 694,360 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Reinsurance Ltd. exclusive of its subsidiaries. We refer to Third Point Reinsurance Investment Management Ltd. as the “Catastrophe Fund Manager,” Third Point Reinsurance Opportunities Fund Ltd. as the “Catastrophe Fund” and Third Point Re Cat Ltd. as the “Catastrophe Reinsurer.” “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2014. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	limited historical information about us;

•	operational structure currently is being developed;

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	potential inability to pay dividends;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	unavailability of capital in the future;

•	fluctuations in market price of our common shares;

•	dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	suspension or revocation of our reinsurance license;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Reinsurance Company Ltd. as a PFIC;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	Third Point Reinsurance Ltd. potentially becoming subject to United States federal income taxation;

•	Third Point Reinsurance Ltd. potentially becoming subject to U.S. withholding and information reporting requirements under the FATCA provisions;

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
PART I.
Item 1. Business
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide property and casualty reinsurance coverage to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager. We believe that our reinsurance and investment strategy differentiates us from our competitors.

Our reinsurance strategy is to be highly opportunistic and disciplined. During periods of extremely competitive or soft reinsurance market conditions, we intend to be selective with regard to the amount and type of reinsurance we write and conserve our risk-taking capital for periods when market conditions are more favorable to us from a pricing and terms and conditions perspective.
Substantially all of our investable assets are managed by our investment manager, Third Point LLC, which is wholly owned by Daniel S. Loeb, one of our founding shareholders. Third Point LLC is an SEC-registered investment adviser headquartered in New York, managing $16.8 billion in assets as of December 31, 2014. We directly own our investments, which are held in separate accounts and are managed by Third Point LLC on substantially the same basis as its main hedge funds, including Third Point Partners L.P., the original Third Point LLC hedge fund.
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
On June 15, 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. We subsequently announced a strategic arrangement with Hiscox Insurance Company (Bermuda) Limited (“Hiscox”) to launch a collateralized catastrophe reinsurance underwriting fund management business through these entities.  The Catastrophe Fund Manager, a Bermuda exempted company, is the investment manager of the Catastrophe Fund.  In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund.  The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.
On August 2, 2012, we established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited (“TPRUK”). On May 20, 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.

In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of Third Point Re (USA) Holdings Inc. (“TPRUSA”). Third Point Re USA has not conducted any operations to date and TPRUSA’s only operations to date relate to accessing financing on behalf of Third Point Re USA. As a result, Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. Period to period comparisons of their results of operations may not be meaningful. Third Point Re USA expects to provide reinsurance products that are substantially similar to the reinsurance products currently provided by Third Point Re. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we expect to strengthen our relationships with U.S. cedents and brokers. We also expect to develop a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.
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
For the years ended December 31, 2014, 2013 and 2012, we generated net income of $50.4 million, $227.3 million and $99.4 million, respectively, which represented a return on beginning shareholders’ equity attributable to shareholders of 3.6%, 23.4% and 13.0%, respectively. For the years ended December 31, 2014, 2013 and 2012, our gross premiums written totaled $613.3 million, $401.9 million and $190.4 million, respectively. Our combined ratio for our property and casualty reinsurance segment for the years ended December 31, 2014, 2013 and 2012 was 102.2%, 107.5% and 129.7%, respectively. As of December 31, 2014 and 2013, we had net investments managed by Third Point LLC of $1,802.2 million and $1,559.4 million, respectively, and shareholders’ equity attributable to shareholders of $1,451.9 million and $1,391.7 million, respectively.
Segment Information
Under U.S. Generally Accepted Accounting Principles (“GAAP”), operating segments are based on the internal information that management uses for allocating resources and assessing performance as the source of our reportable segments. We report two operating segments - Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes our investment results and certain general and administrative expenses related to corporate activities. For more information, see Note 22 of our audited consolidated financial statements included elsewhere in this Annual Report.
U.S. Operations
In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of TPRUSA. TPRUSA is a wholly owned subsidiary of Third Point Re (UK) Holdings Ltd., a private company limited by shares organized under the laws of England and Wales and our direct wholly owned subsidiary.
Third Point Re USA has not conducted any operations to date and TPRUSA’s only operations to date relate to accessing financing on behalf of Third Point Re USA. As a result, Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. Period to period comparisons of their results of operations may not be meaningful.
Third Point Re USA expects to provide reinsurance products that are substantially similar to the reinsurance products currently provided by Third Point Re. In order to support these new reinsurance operations, Third Point Re USA expects to enter into a quota share reinsurance agreement with Third Point Re, pursuant to which Third Point Re would assume 75% of premium and losses for Third Point Re USA’s portfolio of reinsurance contracts. Third Point Re USA also has entered into a net worth maintenance agreement with the Company, pursuant to which the Company has agreed to commit funds sufficient to maintain a minimum level of capital at Third Point Re USA of $250 million. In addition, Third Point Re USA expects to enter into a services agreement with the Company, pursuant to which the Company would agree to provide certain finance, legal and general and administrative support services.
Third Point Re USA has entered into a joint venture and investment management agreement with Third Point LLC and Third Point Advisors LLC under substantially similar terms to the current investment management agreement with Third Point Re. In addition, Third Point Re USA has become a party to the Founders Agreement dated as of December 22, 2011 among Third Point Re and several affiliates of the Company.
Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we expect to strengthen our relationships with U.S. cedents and brokers. We also expect to develop a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.
As a result of Third Point Re USA’s activities in the United States, we expect that Third Point Re USA will be subject to U.S. federal income taxation on its net income. However, we believe that our current activities, notwithstanding activities conducted through Third Point Re USA, will not cause the Company to be treated as engaging in a U.S. trade or business and will not cause the Company otherwise to be subject to current U.S. federal income taxation on its consolidated net income.

Reinsurance Strategy
Our reinsurance strategy is to build a portfolio that generates stable underwriting profits, with margins commensurate with the amount of risk assumed, by opportunistically targeting sub-sectors of the market and specific situations where reinsurance capacity and alternatives may be constrained. Our management team has differentiated expertise that allows us to identify profitable reinsurance opportunities. The level of volatility in our reinsurance portfolio will be determined by market conditions, but will typically be lower than that of most other reinsurance companies. We manage reinsurance volatility by focusing on lines of business that have historically demonstrated more stable return characteristics, such as limited catastrophe exposed property, which we refer to as “property quota share”, auto, workers’ compensation quota share, and certain segments of multi-line specialty. These lines of business are often characterized as having exposure to higher frequency and lower severity claims activity. We seek to further manage the volatility of our reinsurance results by writing reinsurance contracts on a quota share basis, where we assume an agreed percentage of premiums and losses for a portfolio of insurance policies. We also make use of contractual terms and conditions within our reinsurance contracts that include individual or aggregate loss occurrence limits, which limit the dollar amount of loss that we can incur from a particular occurrence or series of occurrences within the term of a reinsurance contract; loss ratio caps, which limit the maximum loss we can incur pursuant to a contract to a defined loss ratio; sliding scale commissions that vary in accordance with the client’s performance; and sub-limits and exclusions for specific risks not covered by a particular reinsurance contract.
We also write reinsurance contracts that provide protection against adverse development on loss reserves where we provide an incremental amount of additional coverage limit. We typically provide coverage where we agree with the client’s reserving practices and reserve levels or where we believe there are structural or contractual safeguards in place. While these transactions are usually recorded at or close to a 100% composite ratio (combined ratio before general and administrative expenses) and therefore do not initially generate underwriting income, they produce premiums equal to the reserves at the inception of the contract. In some instances, the level of risk in the reserve cover contract or the risk mitigating features within the contract including limitations on the amount and timing of loss payments require us to account for the contract as a deposit liability contract. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
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
Despite challenging market conditions, we have grown our underwriting due to the strength of our relationships. We began underwriting on January 1, 2012 and continue to cultivate our underwriting relationships with intermediaries and reinsurance buyers and, as a result, we believe submission flow remains strong. We write a small number of large contracts and, as a result individual renewals or new business can have a significant impact on premiums recognized in a period. In addition, our contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can significantly alter the expected value of a particular reinsurance contract. We also offer customized solutions to our clients, including adverse development covers, which are considered retroactive reinsurance contracts, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers at the inception of the contract. Together these factors can impact the comparability of premiums earned in a period and trends from period to period and year over year.

As we expand our business over time, we expect that the proportion of total gross premiums written represented by individual contracts will decline. See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of contracts that individually contributed more than 10% of total gross premiums written.
We intend to grow our book of business by underwriting a mix of short to medium tail personal and commercial lines. We intend to increase our geographic spread over time by adding reinsurance programs from Europe, Asia and other regions; however, we expect that a majority of our reinsurance business will continue to be composed of U.S. exposure. See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of gross premiums written by domicile of ceding companies.
Many of our clients buy reinsurance from us for capital management purposes, primarily to increase their capacity to write insurance premium and maintain or improve their credit ratings. The most common form of reinsurance used for this purpose is quota share reinsurance. Many of the clients that buy these contracts are growing as a result of securing primary rate increases and an increase in the number of policies they write. Because quota share reinsurance typically includes structural and contractual features that limit the amount of risk assumed by the reinsurer, it therefore carries relatively lower expected margins than excess of loss reinsurance and other more volatile forms of reinsurance. During periods of less favorable market conditions, margins on quota share reinsurance written for the capital management purposes of our clients typically remain relatively stable and are sufficient to support our business plan. As market conditions improve, we may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. Through December 2014, we wrote excess of loss catastrophe reinsurance through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. As of December 31, 2014, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses was generally limited to our investment in the Catastrophe Fund, which as of December 31, 2014 was $59.5 million. In January 2015, we received $21.1 million from a partial redemption of our investment in the Catastrophe Fund.
On December 18, 2014, we entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox’s separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox.  The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  On January 2, 2015, we funded $5.0 million of this commitment.  The remaining $20.0 million commitment is due to be funded on June 1, 2015.
As there are no additional guarantees or recourse to us from these funds beyond the amounts of our investments, we anticipate that our property catastrophe exposures will consistently remain relatively low when compared to our competitors.
Since we focus on lines of business that have historically demonstrated more stable return characteristics and limit our underwriting of property catastrophe exposure, we do not manage our reinsurance portfolio to any particular breakdown by line of business. The following table provides a breakdown by line of business of gross premiums written for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property	$106,834	17.4%	$67,612	16.8%	$103,174	54.2%

Workers’ Compensation	76,032	12.4%	93,755	23.3%	17,500	9.2%
Auto	136,246	22.2%	116,262	28.9%	27,200	14.3%
General Liability	54,485	8.9%	—	—%	—	—%
Casualty	266,763	43.5%	210,017	52.2%	44,700	23.5%

Agriculture	110	—%	31,843	7.9%	42,500	22.3%
Credit & Financial lines	10,387	1.7%	36,366	9.1%	—	—%
Multi-line	217,211	35.4%	47,750	11.9%	—	—%
Specialty	227,708	37.1%	115,959	28.9%	42,500	22.3%

Total property and casualty reinsurance	601,305	98.0%	393,588	97.9%	190,374	100.0%
Catastrophe risk management	11,995	2.0%	8,349	2.1%	—	—%
	$613,300	100.0%	$401,937	100.0%	$190,374	100.0%
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
As our investment manager, Third Point LLC has the contractual right to manage substantially all of our investable assets pursuant to an investment management agreement that has an initial term expiring on December 22, 2016, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties of its intention to terminate at least six months prior to the end of a term. We expect that this agreement will be renewed in 2016. On January 28, 2015, we entered into a second investment management agreement for Third Point Re USA on substantially the same terms and conditions as our existing investment management agreement for Third Point Re. See “Joint Venture and Investment Management Agreements.” Under these two investment management agreements, Third Point LLC is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our separate accounts. Our investment guidelines require Third Point LLC to manage our investment portfolio on a substantially equivalent basis to its main funds; but in any event to keep at least 60% of the investment portfolio in debt and equity securities, cash, cash equivalents or precious metals; limit single position concentration to no more than 15% of the portfolio assets managed; and limit net exposure to no greater than 1.5 times portfolio assets managed for more than 10 trading days in any 30-day period. Net exposure represents the short exposure subtracted from the long exposure in a given category. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed. The net investment return on investments managed by Third Point LLC for the year ended December 31, 2014 was 5.1% (2013 - 23.9% and 2012 - 17.7%).
Property and Casualty Segment Products
Our underwriting team has extensive experience in underwriting many forms of property and casualty reinsurance products.  In the current market, which we categorize as being highly competitive, we expect that our focus will continue to be on property and casualty quota share treaties which may consist of broadly syndicated surplus relief quota share contracts, which we commonly refer to as traditional quota shares, as well as more opportunistic business opportunities. We also consider loss portfolio transfers, aggregate stop loss covers and other forms of reserve covers where we are able to apply our investment capabilities. Expected margins on traditional quota share reinsurance, which are generally purchased for capital management purposes by our clients, are typically lower than on opportunistic business contracts’ but are commensurate with the level of risk underwritten. However, quota share margins remain relatively stable and are sufficient to support our business plan even during periods of less favorable market conditions such as those being experienced currently. We have generally achieved higher margins from opportunistic contracts where we are providing capital to a dislocated market, such as workers’ compensation in certain states, mortgage insurance or where we can address a unique client problem. We believe there is less competition on reserve covers due to limited willingness of traditional reinsurers, who have historically experienced lower investment returns on investable assets backing reserves, to pursue these lower margin products. Margins on this business are determined through bilateral negotiations and comparing the cost of the reserve cover to non-reinsurance solutions such as raising additional equity or debt capital. As market conditions improve, we may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
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
Through December 31, 2014, we wrote reinsurance contracts covering the following product lines:
Property. This line of business primarily consists of homeowners’ insurance coverage. Homeowners’ insurance coverage combines various personal insurance protections, which can include losses occurring to one’s home, their contents, loss of use (including additional living expenses), or loss of other personal possessions of the homeowner, as well as liability insurance for accidents that may happen at covered homes or at the hands of the homeowners. Third Point Re provides quota share reinsurance, which limits the amount of catastrophic losses that can be recovered; in many cases, hurricanes and other serious natural events are excluded. There are also often other loss sensitive features that vary the cost of the reinsurance as results improve or deteriorate, buffering the potential volatility to us.

Workers’ Compensation. Workers’ compensation insurance provides wage replacement and medical benefits to employees injured in the course of employment in exchange for the mandatory relinquishment of the employee’s right to sue the employer for negligence. While plans differ among jurisdictions, provisions can be made for payments in place of wages (functioning as a form of disability insurance), compensation for economic loss (past and future), reimbursement or payment of medical and like expenses (functioning as a form of health insurance), and benefits payable to dependents of workers killed during employment (functioning as a form of life reinsurance). General damages for pain and suffering and punitive damages for employer negligence are not generally available in workers’ compensation plans. Our approach to workers’ compensation is very selective and targets insurance companies that are very specialized within the workers compensation line and geographically focused. We limit the volatility of this line of business by capping our per occurrence exposures.
Auto. Personal automobile insurance is purchased for individually owned or leased cars designed to provide the insured with financial protection against bodily injury or physical damage resulting from traffic accidents and against liability that could arise from such occurrences. In addition, automobile insurance may offer financial protection against theft or damage of the vehicle from incidents other than collisions. Each state has different rules and regulations in place for compulsory coverage and the specific terms of automobile insurance policies will vary from company to company. Third Point Re generally focuses on providing proportional reinsurance to small, single state and regional carriers that specialize in minimum financial responsibility limits required by their respective states. This business is often referred to as “non-standard” automobile business and was historically underserved by standard markets. More recently, however, standard companies have expanded their appetite for such business and it is written by a broad range of carriers.
General Liability. General liability insurance policies are issued to business organizations to protect them against liability claims for bodily injury and property damage arising out of premises, operations, products, and completed operations; and advertising and personal injury liability.
Agriculture. Agriculture insurance on growing crops in the United States provides protection to farmers for crop losses caused by weather, disease, and insects. Two types of policies are available. Multiple peril crop insurance, or MPCI, is subsidized by the U.S. Department of Agriculture and covers most natural perils. Additionally, farmers can purchase single peril policies such as hail insurance. These products are not subsidized and the farmer pays the entire premium. Other single peril policies cover perils such as wind, freeze, and excess rain. We predominantly underwrite MPCI business. At the end of 2013, we decided to stop underwriting Agriculture business and this line of business, with the limited number of contracts previously bound, is now in runoff.
Credit & Financial Lines. Credit & Financial Lines primarily consists of mortgage insurance policies. Mortgage insurance is an insurance policy that compensates lenders or investors for losses due to the default of a mortgage loan. Mortgage insurance can refer to private mortgage insurance (“PMI”), mortgage life insurance or mortgage title insurance. Third Point Re focuses on PMI, which is normally required by lenders when a borrower’s down payment or equity is less than 20% of the loan value. Not all lenders will require PMI but those that follow the Fannie Mae and Freddie Mac guidelines for home loan approval require PMI. In addition to mortgage insurance, policies classified as Credit & Financial Lines may include political risk, trade credit, surety and title insurance.
Multi-line. Multi-line reinsurance is reinsurance of an underlying portfolio of several different types of insurance risks. Third Point Re focuses on multi-line reinsurance opportunities where it has expertise in the underlying lines of business or where the terms and conditions of the reinsurance contract minimize the volatility of the more difficult to analyze classes of business in the portfolio. Contracts which cover more than one line of business will be designated as multi-line even if a portion of the underlying business is covered by one of the lines of business listed above.  A significant portion of our multi-line contracts are reserve-based covers such as loss portfolio transfers.  The most significant lines of business we include in multi-line that we do not write on a standalone basis are Extended Warranty Insurance and Professional Liability, descriptions of which are included below.
Extended Warranty Insurance. Extended warranty insurance compensates individuals or businesses for correction or repair necessary as a result of mechanical or electrical breakdown. It covers a variety of units from motor vehicles, vans, trucks, construction equipment and agricultural equipment, and the coverage varies according to the product, the age and the usage. The insurance is offered on a multi-year basis, generally with a maximum period of three years on risk, and can cover either new units after a period of warranty offered by the manufacturer or used units once the manufacturer’s warranty has expired.  All the extended warranty insurance business we have written excludes manufacturer defect and product recall.  The auto warranty business we have written is captured within the multi-line product line because the reinsurance agreements also cover other lines of business
Professional Liability. Professional liability is a form of liability insurance that helps protect professional advice- and service-providing individuals and companies from bearing the full cost of defending against a negligence claim made by a client and damages awarded in a civil lawsuit. The coverage focuses on alleged failure to perform on the part of, financial loss caused by, and error or omission in the service provided by the policyholder. These are potential causes for legal action that would not be covered by a more general liability insurance policy, which addresses more direct forms of harm The professional liability business we have written to date is captured within the multi-line product line because the reinsurance contract also covers other lines of business.
Marketing
The majority of our business is sourced through reinsurance brokers. Broker distribution channels provide us with access to an efficient, variable cost, global distribution system without the significant time and expense that would be incurred in creating a wholly-owned distribution network. We believe that our financial strength rating, well known and respected management team, and responsive client service enhance our working relationships with clients and brokers.
Our objective is to build long-term relationships with senior individuals at reinsurance brokers and with our clients. We meet frequently with brokers, senior representatives of existing clients and prospective clients, and encourage clients to visit our executive offices in order to help distinguish us and to develop mutually beneficial understandings of our respective businesses. As evidenced by rates of submission flow, open dialogue, and successful closing of targeted accounts, we believe we have successfully leveraged the underwriting experience and relationships of our management team. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. We seek to become the first choice of brokers and clients by providing:

•	creative solutions that address the specific business needs of our clients;

•	rapid and substantive responses to structuring and pricing quote requests;

•	financial security; and

•	clear indication of risks we will and will not underwrite.

The following table sets forth our premiums written by brokers or placed directly for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Premiums written	% of Total	Premiums written	% of Total	Premiums written	% of Total
	($ in thousands)
Name of broker
JLT Re	$199,563	32.5%	$—	—%	$—	—%
Guy Carpenter & Company, LLC	110,063	17.9%	89,125	22.2%	65,073	34.2%
Aon Benfield - a division of Aon plc	80,535	13.1%	111,865	27.8%	22,000	11.6%
Willis Re	61,777	10.1%	22,871	5.7%	—	—%
Advocate Reinsurance Partners, LLC	58,616	9.6%	57,994	14.4%	22,473	11.8%
Other brokers	57,403	9.4%	63,470	15.8%	38,328	20.2%
Total broker placed	567,957	92.6%	345,325	85.9%	147,874	77.8%
Other	45,343	7.4%	56,612	14.1%	42,500	22.2%
	$613,300	100.0%	$401,937	100.0%	$190,374	100.0%
We believe that the number of brokers with whom we do business will continue to expand over time, and by maintaining close working relationships with brokers, we are able to increase our chances of successfully growing and accessing a broader range of potential clients.
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
We generally apply the following underwriting management principles:
Team Approach
Each submission is assigned to an underwriter. If the program meets our underwriting criteria, the actuarial team participates in the process. The underwriter and actuary work in concert to evaluate the opportunity, determine the optimal structure, and price the deal. When capital is committed to any transaction, the evaluation team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff including our senior executives and representatives of the underwriting, actuarial and finance teams. This group must agree that the transaction meets or exceeds our profitability requirements before we submit a binding proposal. The Presidents of Third Point Re and Third Point Re USA have exclusive authority to bind contracts on behalf of their respective companies.
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
One of the key metrics that we consider as a result of this process is the expected combined ratio on a particular transaction. We also consider the projected outcomes at various percentiles, with a specific focus on outcomes in the tail. As a part of this process, we also specifically test each transaction to determine if there is sufficient risk transfer to qualify for reinsurance accounting. The results of this pricing process are shared with the underwriter on a contract, and if a deal is bound, summary exhibits are attached to a memo summarizing the actuarial pricing analysis that was performed.
Act as Lead Underwriter
Typically, one or two reinsurers will act as the lead or co-lead parties in developing and negotiating treaty pricing, terms and conditions of reinsurance contracts. We act as the lead underwriter for the majority of the premium that we underwrite. We believe that lead underwriting is a critically important factor in achieving long-term success, as lead underwriters have greater control of overall economics of their programs. In addition, we believe that reinsurers that lead policies are generally solicited for a broader range of business and have greater access to attractive risks.
Alignment of Interests
We seek to ensure that every contract we underwrite aligns our interests with our client’s interest. Specifically, we may seek to:

•	require our clients to maintain a meaningful risk position in their business;

•	pay our clients a commission based upon their actual expenses and offer an additional commission as an incentive based upon profitability;

•	include deficit carry-forward provisions in our multi-year contracts that allows us to potentially offset underwriting losses from one year to the next;

•	charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which we refer to as a reinstatement premium;

•	require specific levels of rate increases on the underlying insurance policies; and

•
credit interest income on actual cash received into a notional experience account whereby the experience account is credited to the ceding company at the maturity of the contract if underwriting results are realized as initially expected.

We believe these tools help us align our risk with the risk of the client and provide incentive to clients to manage our mutual interests. We also believe that aligning our interests with our client’s interests promotes profitability, accurate reporting of information, timely settling and management of claims, and limits the potential for disputes. Adjustments to profit commissions and other participating features are recorded in our financial statements based on our estimate of losses and the contractual provisions of the reinsurance contract.
During the years ended December 31, 2014, 2013 and 2012, loss and loss adjustment expenses incurred totaled $283.1 million, $139.8 million and $80.3 million, respectively, which includes $3.6 million, $4.7 million and $nil of net favorable development, respectively. Subsequent adjustments to our loss reserves for these contracts may result in corresponding adjustments to profit commission and other participating features based upon the structure of the contract, the level of losses accounted for in our financial statements and the timing of the subsequent changes. As part of our quarterly reserving process, profit commissions and other participating features are calculated on an individual contract basis. Profit commissions and other participating features are considered probable when our actuarial loss estimate results in estimated profit commission based on the terms of the contract.

Underwriting Operations

As Chief Executive Officer of the Company, John Berger sets underwriting strategy, establishes underwriting policies and has appointed the underwriting teams for each of Third Point Re and Third Point Re USA.  Each of our underwriting teams consists of underwriters that have in excess of 25 years of experience, on average, in the reinsurance business.  The Presidents of Third Point Re and Third Point Re USA have exclusive authority to bind contracts on behalf of their respective companies.
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
Retrocessional Coverage
Retrocessional coverage consists of reinsurance purchased to cover a portion of the risks that we reinsure on behalf of our clients. We purchased a small amount of retrocessional coverage in 2014, and we may continue to do so in the future. From time to time, we consider purchases of retrocessional coverage for one or more of the following reasons: to manage our overall exposure, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties. We currently have coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract written in 2013.
Loss and loss adjustment expenses recoverable from the retrocessionaires are recorded as assets. For the year ended December 31, 2014, loss and loss adjustment expenses incurred and reported on the consolidated statements of income are net of loss and loss expenses recovered of $0.4 million (2013 - $9.3 million and 2012 - nil).
Retrocession contracts do not relieve us from our obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to us. As of December 31, 2014 and 2013, we had loss and loss adjustment expenses recoverable of $0.8 million and $9.3 million, respectively, with one retrocessionaire who was rated “A (Excellent)” by A.M. Best. We regularly evaluate the financial condition of our retrocessionaires to assess the ability of the retrocessionaires to honor their obligations.
Claims Management
Our claims management process begins upon receipt of periodic contract reports from brokers or clients. These statements are reviewed on an individual basis, evaluated against our expectations and entered in our management system for portfolio analysis and reporting purposes. In addition to analyzing report statements and results, claims audits are performed on specific contracts based on results and management direction to ensure the clients are reporting and reserving their claims accurately and appropriately.
Reserves
On a quarterly basis, our actuaries produce an actuarial central estimate of the gross and net loss reserves for all contracts bound as of the evaluation date. The reserves are calculated on an undiscounted basis with regards to future investment income. The projections also include estimates of loss-sensitive contingent terms such as additional premium features, profit commissions and sliding scale ceding commissions. All calculations are done on a contract-by-contract basis and reflect the most recent premium and loss information provided by our cedents.
In estimating our loss and loss adjustment reserves, it is necessary to project future loss and loss adjustment expense payments. It is certain that actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, significantly vary from the projections. Further, the projections make no provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in our or the applicable cedent’s historical database or which are not yet quantifiable.
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$134,331	$67,271	$—
Less: loss and loss adjustment expenses recoverable, beginning of year	(9,277)	—	—
Net reserves for loss and loss adjustment expenses, beginning of year	125,054	67,271	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	286,706	144,509	80,306
Prior years’	(3,559)	(4,697)	—
Total incurred loss and loss adjustment expenses	283,147	139,812	80,306
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(70,562)	(27,528)	(13,035)
Prior years’	(61,091)	(54,501)	—
Total net paid losses	(131,653)	(82,029)	(13,035)
Net reserve for loss and loss adjustment expenses, end of year	276,548	125,054	67,271
Plus: loss and loss adjustment expenses recoverable, end of year	814	9,277	—
Gross reserve for loss and loss adjustment expenses, end of year	$277,362	$134,331	$67,271

The $3.6 million decrease in prior years’ reserves for the year ended December 31, 2014 reflects $0.7 million of net favorable reserve development and $2.9 million resulting from decreases in premium estimates on certain contracts. The changes in loss and loss adjustment expense reserves related to premium estimate changes were accompanied by similar offsetting changes in the premium earned for those contracts, resulting in minimal impact to net underwriting income.

The $4.7 million decrease in prior years’ reserves for the year ended December 31, 2013 reflects $1.3 million of favorable loss experience on several contracts and $3.4 million resulting from decreases in premium estimates on certain contracts, primarily related to one crop contract. The reduction in loss and loss adjustment expense reserves related to premium estimates was accompanied by an equal decrease in the premium written and earned for that contract, resulting in a minimal impact to net underwriting income.

We started our underwriting activities in 2012, and as a result, there were no loss and loss adjustment expenses incurred or paid in respect of losses occurring in prior years.

Current loss and loss adjustment reserves
The following table represents the development of GAAP balance sheet reserves for loss and loss adjustment expense reserves, net of loss and loss adjustment expenses recoverable as of December 31, 2014, 2013 and 2012. This table does not present policy or accident year development data. The top line of the table shows our gross loss and loss adjustment expense reserves as of the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net loss and loss adjustment expense reserves arising in the current year and all prior years that are unpaid as of the balance sheet date, including incurred but not reported (“IBNR”) reserves. The table also shows the re-estimated amount of the previously recorded loss and loss adjustment expense reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” represents the aggregate change to date from the original estimate. The table also shows the cumulative paid amounts as of successive years with respect to the loss and loss adjustment expense reserves.

	2012	2013	2014
	($ in thousands)
Loss and loss adjustment expense reserves	$67,271	$134,331	$277,362
Less: Loss and loss adjustment expenses recoverable	—	(9,277)	(814)
Loss and loss adjustment expense reserves, net of loss and loss adjustment expenses recoverable	67,271	125,054	276,548
Net loss and loss adjustment expense reserves estimated as of:
1 Year Later	62,574	121,495	—
2 Years Later	63,401	—	—
Cumulative redundancy on net loss and loss adjustment expense reserves	3,870	3,559	—
Cumulative net loss and loss adjustments expenses paid:
1 Year Later	54,501	61,091	—
2 Years Later	$60,554	$—	$—
Collateral Arrangements and Letter of Credit Facilities
Third Point Re and Third Point Re USA are not licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral or, in some states, unless they have investment grade financial strength rating from two recognized rating agencies. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2014, we had in place letter of credit facilities for an aggregate amount of $400.0 million and have issued letters of credit totaling $218.5 million in favor of clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors-Risks Relating to Our Business--Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”
In addition, we have $89.8 million of restricted cash held in trust accounts to secure obligations under certain reinsurance contracts. Certain of our reinsurance contracts require that we post collateral in the form of letters of credit or trust agreements to secure obligations under the contract.
Competition
The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well established, have a significant operating history and strong financial strength ratings and have developed long-standing client relationships.

Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers. While we have a limited operating history, we believe that our unique approach to underwriting and extensive relationships will allow us to be successful in underwriting transactions against more established competitors.
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
Ratings
Each of our reinsurance subsidiaries has an A- (Excellent) financial strength rating with a stable outlook from A.M. Best, which is the fourth highest of 15 ratings. We believe that a strong rating is an important factor in the marketing of reinsurance products to clients and brokers. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares.
Joint Venture and Investment Management Agreements
On December 22, 2011, we entered into the investment management agreement with Third Point LLC, Third Point Re, and Third Point Advisors LLC (“TP GP”) (Third Point Re and TP GP, together with any other party admitted in the future as a participant, the “Participants” and each a “Participant”) pursuant to which the parties created a joint venture (an “Account”) whereby Third Point LLC manages the assets of Third Point Re and TP GP as well as our assets and, as except as described below, any of our subsidiaries’ assets, if any, in accordance with the terms and subject to the conditions set forth in the investment management agreement.
On January 28, 2015, we entered into another investment management agreement with Third Point LLC, Third Point Re USA and TPGP pursuant to which the parties created a separate managed account (an “Account”) whereby Third Point LLC manages the assets of Third Point Re USA and TP GP under substantially the same terms and conditions as our existing investment management agreement for Third Point Re.
Management Fee
Pursuant to each investment management agreement, Third Point LLC is entitled to receive a monthly payment in advance by each Participant (other than TP GP) and is equal to (i) 0.1667% (2.0% annualized) of the capital account of such Participant (before accounting for any accrual of the Performance Allocation (as defined in the applicable investment management agreement)) minus (ii) the aggregate amount of Founders payments paid for such month pursuant to the Founders Agreement, in each case pro-rated for intra-month withdrawals or contributions. This payment is debited against the capital account of each relevant Participant and paid in cash to Third Point LLC.
Performance Allocation
As further set out in each investment management agreement, each Account has established one or more capital accounts to which capital contributions, withdrawals, net profit and net loss will be allocated in respect of each Participant. At the end of each fiscal year, the Performance Allocation (equal to 20% of the net profit allocable to the capital account of each Participant) will be reallocated to the capital account of TP GP from the capital account of each other Participant, provided, however, that a Performance Allocation will not be made with respect to such capital account until such capital account has recouped the amount of any unrecouped net capital loss in its Loss Recovery Account

(as defined in the investment management agreement). If a Participant withdraws all or a portion of its capital account other than at the end of a fiscal year, the Performance Allocation accrued and attributable to the portion withdrawn will be debited against such Participant’s capital account and credited to TP GP’s capital account at the time of withdrawal.
Under each investment management agreement, Third Point LLC is required to maintain a Loss Recovery Account in respect of each Participant, the opening balance of which will be zero. Thereafter, for any fiscal year, the Loss Recovery Account balance shall be the sum of all prior year net loss amounts allocated to the Participant and not subsequently offset by prior year net profit amounts allocated to such Participant; provided that the Loss Recovery Account balance will be reduced proportionately to reflect any withdrawals made by such Participant. TP GP may waive or reduce the Performance Allocation, in its sole discretion. Third Point LLC and TP GP may elect, at the beginning of each fiscal year to restructure the Performance Allocation as a performance fee to Third Point LLC with the same terms as the Performance Allocation.
Investment Guidelines
As detailed in each investment management agreement, Third Point LLC is required to adhere to the following investment guidelines:

•
Composition of Investments: At least 60% of the applicable investment portfolio will be held in debt or equity securities (including swaps) of publicly traded companies (or their subsidiaries) and governments of OECD (the Organization of Economic Co-operation and Development) high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. Except with the prior written consent of the Investment and Finance committee, none of the assets in the investment portfolio will be held in illiquid investments traditionally considered “venture capital” or private equity investments. In addition, no investments in third party managed funds or other investment vehicles will be made without the consent of the Investment and Finance committee.

•
Concentration of Investments: Other than cash, cash equivalents and United States government obligations, no single investment in the investment portfolio will constitute more than 15% of the portfolio.

•
Liquidity: Assets will be invested in such fashion that Third Point Re and, with respect to our second investment management agreement, Third Point Re USA, has a reasonable expectation that it can meet any of its liabilities as they become due. We review the liquidity of the Third Point LLC portfolio on a periodic basis.

•	Net Exposure Limits: The investment portfolio may not employ greater than 1.5 times portfolio assets managed for more than 10 trading days in any 30-trading day period.
Term
The original investment management agreement for Third Point Re has an initial term of five years, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. The second investment management agreement entered into in January 2015 has an expiration date that coincides with the expiration date of the original investment management agreement and is subject to similar renewal provisions.
We may also terminate either investment management agreement upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC.

We may also withdraw as participants under the investment management agreements prior to the expiration of the investment management agreements’ term at any time only “for cause”, which is defined under both investment management agreements as:

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

In addition, we may withdraw as a participant under the investment management agreements prior to the expiration of their term if net investment performance of Third Point LLC has (a) (i) incurred a loss in two successive calendar years and (ii) underperformed the S&P 500 Index by at least 10 percentage points for such two successive calendar years, taken as a whole, or (b) (i) incurred a cumulative loss of 10% or more during any 24-month period and (ii) underperformed the S&P 500 Index by at least 15 percentage points for such 24-month period. We may not withdraw or terminate the investment management agreements on the basis of performance other than as provided above. If we become dissatisfied with the results of the investment performance of Third Point LLC, we will be unable to hire new investment managers until the investment management agreements expire by their terms or are terminated for cause.
The following table sets forth management fees and performance fees incurred for the years ended December 31, 2014, 2013 and 2012 under the original investment management agreement, all of which were paid in respect of Third Point Re’s investment portfolio:

	For the year ended December 31,
	2014	2013	2012
	($ in thousands)
Management fees - Third Point LLC	$5,037	$3,651	$2,444
Management fees - Founders	28,544	20,686	13,854
Performance fees - Third Point Advisors LLC	19,935	62,996	33,913
	$53,516	$87,333	$50,211
Investments
Investment Strategy
As our investment manager, Third Point LLC has the contractual right to manage substantially all of our investable assets until December 22, 2016, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our account. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed.
Investment Portfolio

The following table represents the total long, short and net exposure of our investment portfolio as managed by Third Point LLC, as of December 31, 2014 and 2013 by strategy and geography:

	2014 Exposure			2013 Exposure
	Long	Short	Net	Long	Short	Net
Long/Short Equity
Consumer	7%	—%	7%	8%	—%	8%
Energy & Utility	5%	(1)%	4%	5%	—%	5%
Financial	8%	—%	8%	12%	(2)%	10%
Healthcare	17%	—%	17%	4%	—%	4%
Industries & Commodities	18%	(1)%	17%	21%	(2)%	19%
Technology, Media and Telecommunications	13%	(1)%	12%	25%	(2)%	23%
Market Hedges	5%	(8)%	(3)%	1%	(2)%	(1)%
Total Long/Short Equity	73%	(11)%	62%	76%	(8)%	68%
Credit
Distressed	3%	—%	3%	5%	—%	5%
Performing	5%	(6)%	(1)%	8%	(5)%	3%
Asset Backed Securities (1)	22%	(1)%	21%	18%	(1)%	17%
Total Credit	30%	(7)%	23%	31%	(6)%	25%
Macro
Government	7%	(3)%	4%	2%	(9)%	(7)%
Tail Risk	4%	(8)%	(4)%	3%	(2)%	1%
Total Macro	11%	(11)%	—%	5%	(11)%	(6)%
	114%	(29)%	85%	112%	(25)%	87%

(1) Includes residential mortgage-backed securities, commercial mortgage-backed securities, and related indices.

	2014 Exposure			2013 Exposure
	Long	Short	Net	Long	Short	Net
Americas	92%	(17)%	75%	78%	(13)%	65%
Europe, Middle East and Africa	10%	(8)%	2%	15%	(7)%	8%
Asia	12%	(4)%	8%	19%	(5)%	14%
	114%	(29)%	85%	112%	(25)%	87%
In managing our investment portfolio, Third Point LLC assigns every investment position a sector, strategy and particular geographic category. The dollar exposure of each position under each category is aggregated and the exposure percentages listed in the exposure table represent the aggregate market exposure of a given category against the total net asset value of the account. Long and short exposure percentages represent the aggregate relative value of all long and short positions in a given category, respectively. Net exposure represents the short exposure subtracted from the long exposure in a given category. Third Point LLC reports the composition of our total managed portfolio on a market exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. Under this methodology, the exposure for equity swaps and futures contracts are reported at their full notional amount. The notional amount of any derivative contract is the underlying value upon which payment obligations are computed. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock price. Credit derivatives are reported in accordance with their equivalent underlying security exposure. Cash and cash equivalents are excluded from exposure calculations.

Investment Returns
A summary of our net investment income for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	($ in thousands)
Net realized gains on investments and investment derivatives	$193,957	$236,333	$55,632
Net unrealized gains (losses) on investments and investment derivatives	(83,146)	78,950	113,422
Net gain (loss) on foreign currencies	2,581	21,106	(219)
Dividend and interest income	31,750	14,233	25,284
Dividends paid on securities sold, not yet purchased	(120)	(722)	(1,629)
Management and performance fees	(53,516)	(87,333)	(50,211)
Other expenses	(7,151)	(8,863)	(5,411)
Net investment income on investments managed by Third Point LLC	84,355	253,704	136,868
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	101	86	—
Net gain on catastrophe bond held by Catastrophe Reinsurer	144	—	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	982	4,335	—
	$85,582	$258,125	$136,868
The investment return is based on the total assets in Third Point Reinsurance Company Ltd.’s investment account managed by Third Point LLC, which includes the majority of our equity capital and float generated by our reinsurance operations. Investment returns for the years ended December 31, 2014, 2013 and 2012, net of all fees and expenses, is as follows:(1)

	2014	2013	2012
Third Point Reinsurance Ltd.	5.1%	23.9%	17.7%
S&P 500	13.7%	32.4%	16.0%

(1)	Past performance is not necessarily indicative of future results.
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
Investment Regulatory Concerns and Restrictions
Third Point LLC is involved regularly in trading activities that involve a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that involve fundamental market regulation policies. Violation of such laws could result in severe restrictions on Third Point LLC’s activities and, indirectly, damage to our investment portfolio and/or reputation as each investment management agreement has limited termination provisions.

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
Regulation
Bermuda Insurance Regulation
The Insurance Act of 1978
The Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Third Point Re, Third Point Re USA and the Catastrophe Reinsurer, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.
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

Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters). There is only one classification of special purpose insurer. Third Point Re and Third Point Re USA are registered as Class 4 insurers and the Catastrophe Reinsurer is registered as a special purpose insurer.
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
Principal Representative and Principal Office
Third Point Re, Third Point Re USA and the Catastrophe Reinsurer are each required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Third Point Re and Third Point Re USA is at our principal executive offices in Bermuda. Third Point Re’s principal representative is John Berger and Third Point Re USA’s principal representative is Christopher Coleman. The principal office of the Catastrophe Reinsurer is at The Waterfront, Chesney House, 96 Pitts Bay Road, Pembroke HM 08 Bermuda and the Catastrophe Reinsurer’s principal representative is Prime Management Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so.
It is the duty of the principal representative to forthwith notify the BMA where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred. Examples of a reportable “event” include a failure by Third Point Re or Third Point Re USA to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss likely to cause the insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a “material change” (as such term is defined under the Insurance Act) in its business operations.
Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.
Loss Reserve Specialist
As Class 4 insurers, Third Point Re and Third Point Re USA must each appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual and possess adequate professional qualifications as a casualty actuary and/or possess adequate experience to assess the sufficiency of insurance reserves of the insurer. The Class 4 insurers are required to submit annually an opinion of their approved loss reserve specialists with their statutory financial return in respect of their loss and loss expense provisions.
As an SPI, the Catastrophe Reinsurer is not required to appoint a loss reserve specialist.

Annual Financial Statements
As Class 4 insurers, Third Point Re and Third Point Re USA must prepare and submit, on an annual basis, both audited U.S. GAAP and statutory financial statements.
The Catastrophe Reinsurer, as an SPI, must prepare and submit annual statutory financial statements, unless an application has been filed under the Insurance Act to have the statutory filing requirement waived. Where such a waiver has been granted, the BMA will accept unaudited management accounts from the SPI prepared in accordance with GAAP or international financial reporting standards that apply in Bermuda, Canada, the United Kingdom or the United States of America. The Catastrophe Reinsurer is also required to provide the BMA with a copy of the unaudited management statement accounts as soon as practicable after the same have been submitted to the participants and, at a minimum, within four months of the end of each financial year.
The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer. In addition, as Class 4 insurers, Third Point Re and Third Point Re USA are also required to prepare and submit to the BMA financial statements which have been prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”).
As Class 4 insurers, Third Point Re and Third Point Re USA’s annual U.S. GAAP and statutory financial statements are required to be filed with the BMA within four months from the end of the relevant financial year (unless specifically extended).

The statutory financial statements do not form part of the public records maintained by the BMA but the GAAP financial statements for both Third Point Re and Third Point Re USA are available for public inspection.
Annual Statutory Financial Return and Annual Capital and Solvency Return
Third Point Re and Third Point Re USA, as Class 4 insurers, and the Catastrophe Reinsurer, as an SPI, are required to file with the BMA a statutory financial return no later than four months after their respective financial year end (unless specifically extended) unless, in the case of the Catastrophe Reinsurer, the Catastrophe Reinsurer has filed and obtained a waiver, as outlined above. The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business, or special purpose business, as applicable, solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist.
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
In addition, each year Third Point Re and Third Point Re USA, as a Class 4 insurers, are also required to file with the BMA a capital and solvency return along with their annual financial statutory returns. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self assessment (“CISSA”), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.
Neither the statutory financial return nor the capital and solvency return is available for public inspection.
Quarterly Financial Statements
Third Point Re and Third Point Re USA, as Class 4 insurers not being otherwise subject to group supervision (described below), are each required to prepare and file quarterly financial returns with the BMA on or before the last day of the months May, August and November of each year. The quarterly financial returns consist of (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-group transactions and risk concentrations that have materialized since the most recent quarterly or annual financial returns, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns and details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures exceeding 10% of the insurer’s statutory capital and surplus. Quarterly financial statements are not required where the Class 4 insurer is subject to group supervision.
Independent Approved Auditor
Third Point Re and Third Point Re USA, as Class 4 insurers, must each appoint an independent auditor who will annually audit and report on the insurer’s GAAP financial statements, its statutory financial statements and its statutory financial returns, each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.

The Catastrophe Reinsurer, as an SPI, may file an application under the Insurance Act to have this requirement waived, as outlined above.
Non-insurance Business
Third Point Re and Third Point Re USA, as Class 4 insurers may not engage in non-insurance business unless that non-insurance business is ancillary to their core insurance business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property. Third Point Re, as a Class 4 insurer registered before December 31, 2012, will be permitted to continue engaging in non-insurance business but must discontinue doing so not later than year-end 2016.
Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business. As an insurer engaged in general business, Third Point Re and Third Point Re USA are each required to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers.
There are certain categories of assets that, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.
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
Any Class 4 insurer that at any time fails to meet its MSM requirements must, upon becoming aware of such failure, immediately notify the BMA and, within 14 days thereafter, file a written report with the BMA containing particulars of the circumstances that gave rise to the failure and setting out its plan detailing specific actions to be taken and the expected timeframe in which the company intends to rectify the failure.
Any Class 4 insurer that at any time fails to meet its enhanced capital requirement applicable to it shall upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure; and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure and within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, furnish the BMA with (i) unaudited interim statutory financial statements covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.
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

Code of Conduct
Every Bermuda registered insurer must comply with the Insurance Code of Conduct (the “Code”), which prescribes the duties and standards that must be complied with to ensure sound corporate governance, risk management and internal controls are implemented. The BMA will assess an insurer’s compliance with the Code in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Code will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below) and, in the case of Third Point Re and Third point Re USA, as Class 4 insurers, will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.
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
Reduction of Capital
Neither Third Point Re nor Third Point Re USA, as general business insurers, may reduce its total statutory capital by 15% or more, as set out in their respective previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
As Class 4 insurers, where either of Third Point Re or Third Point Re USA seek to reduce their statutory capital by 15% or more, as set out in their respective previous year’s financial statements, they must also submit an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the company’s directors are resident in Bermuda) and the principal representative stating that the proposed reduction will not cause the company to fail its relevant margins. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
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
The BMA may file a notice of objection to any person who has become a controller of any description where it appears that such person is not, or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA, which shall be taken into account by the BMA in making its final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offence and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offence is continuing) or, if convicted on indictment, to a fine of $100,000 and/or two years in prison.
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
Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act, (ii) the amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business that offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business.
No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA, which shall be taken into account by the BMA in making its final determination.
Group Supervision
The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (i) the group is headed by a “specified insurer” (that is to say, it is headed by either a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long term insurer or another class of insurer designated by order of the BMA); or (ii) where the insurance group is not headed by a “specified insurer”, where it is headed by a parent company that is incorporated in Bermuda or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.
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

Cancellation of Insurer’s Registration
An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act. Failure by the insurer to comply with its obligations under the Insurance Act or if, the BMA believes that the insurer has not been carrying on business in accordance with sound, could result in our registration to be canceled.
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
United States Insurance Regulation
Third Point Re and Third Point Re USA are licensed in Bermuda to write reinsurance and are not admitted to do business in any jurisdiction in the United States or in any country other than Bermuda. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers, such as Third Point Re and Third Point Re USA.
Third Point Re and Third Point Re USA currently intend to conduct their business so as not to be subject to the licensing requirements of insurance regulators in the United States or elsewhere (other than Bermuda). Many aspects of the activities of Third Point Re and Third Point Re USA are similar to those employed by other non-admitted reinsurers that provide reinsurance to U.S. and other ceding companies. There can be no assurance, however, that insurance regulators in the United States or elsewhere will not review the activities of Third Point Re or Third Point Re USA and claim that Third Point Re or Third Point Re USA is subject to such jurisdiction’s licensing requirements.
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
Employees
As of December 31, 2014, we had 23 employees, 20 of whom were based in Bermuda, two of whom were based in the United States and one of whom was based in the United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.
Available Information
Third Point Reinsurance Ltd. is incorporated in Bermuda and its corporate offices are located at The Waterfront, Chesney House, 96 Pitts Bay Road, Pembroke HM 08, Bermuda. Its telephone number is +1 (441) 542-3300. Third Point Re USA’s principal executive offices are located at 51 JFK Parkway, First Floor West, Short Hills, New Jersey 07078. Its telephone number is (908) 608-8970.
Third Point Reinsurance Ltd. files annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our Internet website (www.thirdpointre.bm). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
Because Third Point Reinsurance Ltd. has fully and unconditionally guaranteed the debt securities issued by TPRUSA in February 2015, no separate filings are made by TPRUSA with the SEC. See Note 25 to our audited consolidated financial statements included elsewhere in this Annual Report for information regarding TPRUSA.

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
Risks Related to Our Business
We are a three year old company with limited historical information available for investors to evaluate our performance or a potential investment in our shares.
We have a limited history of operations. We were incorporated on October 6, 2011 and began underwriting reinsurance transactions on January 1, 2012. TPREUSA and Third Point Re USA were formed in the fourth quarter of 2014 and, as of the date of this Annual Report, Third Point Re USA has not yet begun to write reinsurance contracts. Third Point Re USA was capitalized in February 2015 and is expected to begin underwriting operations in March 2015. As a result, there is limited historical information available to help prospective investors evaluate our performance or an investment in our shares.
In general, reinsurance and insurance companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. They must develop business relationships, establish operating procedures, hire staff, install information technology systems, implement management processes and complete other tasks appropriate for the conduct of their intended business activities. In particular, our ability to implement our reinsurance underwriting strategy will depend on, among other things:

•	our ability to attract clients;

•	our ability to attract and retain personnel with sufficient underwriting, actuarial, accounting and finance expertise;

•	our ability to maintain at least an A- (Excellent) rating from A.M. Best or a similar financial strength rating from one or more other ratings agencies;

•	our ability to evaluate the risks we assume under reinsurance contracts that we write;

•	our reliance on third parties, including Third Point LLC, to provide certain services; and

•
the risk of Third Point Reinsurance Ltd. being deemed a passive foreign investment company or an investment company if we are deemed to not be in the active conduct of an insurance business or to not be predominantly engaged in an insurance business. See “Risks Relating to Insurance and Other Regulations--We are subject to the risk of becoming an investment company under U.S. federal securities law” and “Risks Relating to Taxation-United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.”

We cannot assure you that there will be sufficient demand for the reinsurance products we write and plan to write to support our planned level of operations, or that we will accomplish the tasks necessary to implement our business strategy.
Our operational structure is not fully developed.
We are continuing to develop and implement our operational structure and enterprise framework, including exposure management, financial reporting, information technology and internal controls, with which we will conduct our business activities. Our operations are currently supplemented by manual processes, and we expect to migrate over time to a more automated control system. While we use manual processes, our controls may not be adequate to identify or eliminate risks. There can be no assurance that the development of our operational structure or the implementation of our enterprise risk management framework will proceed smoothly or on our projected timetable or achieve the aforementioned goals.
The preparation of our financial statements requires us to make many estimates and judgments, which are even more difficult than those made in a mature company, and that, if inaccurate, could cause additional volatility in our results.
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
Our competitors include, among others, ACE Limited, Alleghany Corporation, Arch Capital Group Ltd., AXIS Capital Holdings Ltd., Catlin Group Ltd., Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hamilton Insurance Group Ltd., Hannover Rückversicherung AG, Maiden Holdings Ltd., Münchener Rückversicherungs-Gesellschaft AG., PartnerRe Ltd., Swiss Re Limited and Tokio Marine Holdings, Inc. In addition, Greenlight Reinsurance, Ltd. has a business model similar to ours, and we expect to compete with them in many lines of business and geographies. In the future, we may also have to compete for the type of reinsurance we intend to underwrite with new start-up companies that have a business model similar to ours.
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
We make use of quantitative models to evaluate potential reinsurance transactions, to reserve for transactions once they are bound and to assess our risk related to our  reinsurance portfolio. These models have been developed internally and in some cases they make use of third party software. The construction of these models and the selection of assumptions requires significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, both of which may be incomplete or may be subject to errors. Given the inherent uncertainty in these models as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly. Any such impact could also be felt across our reinsurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions.

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
We intend to continue to grow our business in the future. In February 2015, we began reinsurance operations in the United States through Third Point Re USA. This expansion, and future expansions and new physical presence, could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. Additionally, as we grow, the ability of our management to source sufficient reasonably priced reinsurance business in the segments we target may be limited. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

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
We seek to manage reinsurance volatility by focusing on lines of business that have historically demonstrated more stable return characteristics, such as property quota share, auto, and workers’ compensation. These lines of business are often characterized as having exposure to higher frequency and lower severity claims activity, although this has not always been the case. We seek to further manage the volatility of our reinsurance results by writing policies on a quota share basis and through the use of contractual terms and conditions, such as loss ratio caps, within our reinsurance contracts. However, there can be no assurance that these terms and conditions will be effective in mitigating our exposure. The failure or ineffectiveness of any of our terms and conditions could have a material adverse effect on our financial condition and results of operations.
In addition, in contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. Through December 2014, we wrote excess of loss catastrophe reinsurance through the Catastrophe Fund, which is a separately capitalized reinsurance fund vehicle. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.
We also write reinsurance contracts that seek to provide protection against adverse development on loss reserves. We seek to provide this type of coverage only on relatively stable reserves where we agree with the client’s reserving practices and actuarially determined reserve levels.

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
Continued increases in the supply of reinsurance may have consequences for us and for the reinsurance insurance generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a result, we may be unable to fully execute our reinsurance strategy of selling lower-volatility business. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations and could limit their comparability from period to period and year over year.
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned each of our reinsurance company subsidiaries a financial strength rating of A- (Excellent), which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of the applicable insurer’s financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. A.M. Best periodically reviews our rating, and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s initial rating;

•	if unfavorable financial or market trends impact us;
•if losses exceed loss reserves;

•	if we are unable to retain our senior management and other key personnel;

•	if our investment portfolio incurs significant losses; or

•	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of Third Point Re or Third Point Re USA.
If A.M. Best downgrades the rating of either of Third Point Re or Third Point Re USA below A- (Excellent), places either reinsurer on credit watch or withdraws its rating, we could be severely limited or prevented from writing any new reinsurance contracts from the affected reinsurer which would significantly and negatively affect our ability to implement our business strategy. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. In addition, almost all of our reinsurance contracts provide the client with the right to terminate the agreement or require us to transfer premiums on a funds withheld basis if our A- (Excellent) A.M. Best rating is downgraded. The contracts containing such a termination right represented approximately 76.4% of gross premiums written during 2014, 86.0% of gross premiums written during 2013 and 95.8% of gross premiums written during 2012.
In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, completed a public offering of $115.0 million in aggregate principal amount of 7.00% senior notes due 2025 (the “Senior Notes”) for which, A.M. Best has assigned a debt rating of bbb-. The Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) by Third Point Reinsurance Ltd. In certain circumstances, a downgrade of the rating assigned to the Senior Notes would result in an increase in the annual interest rate payable on the Senior Notes or, if a change of control of TPRE has also occurred, an obligation for us to make an offer to repurchase the Senior Notes at a premium. Either of these outcomes would require use of cash that we might otherwise use in operating our business; further, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the Senior Notes. See “-Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
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
Our future success depends to a significant extent on the efforts of our senior management, in particular Mr. Berger, and other key personnel, such as our President and Chief Operating Officer, Chief Financial Officer, our Chief Reserving Actuary, our Chief Risk Officer and our senior underwriting executives, to implement our business strategy. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management, in particular Mr. Berger, or other key personnel could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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
Our inability to provide collateral to certain counterparties on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.
Neither Third Point Re nor Third Point Re USA is licensed or admitted as a reinsurer in any jurisdiction other than Bermuda. Certain jurisdictions, including in the United States, do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security measures are implemented. Consequently, certain clients require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. In connection with obtaining letter of credit facilities, we are typically required to provide customary collateral to the letter of credit provider in order to secure our obligations under the facility. Our ability to provide collateral, and the costs at which we provide collateral, is primarily dependent on the composition of our investment portfolio.
Typically, both letters of credit and collateral trust agreements are collateralized with cash or fixed-income securities. Banks may be willing to accept our investment portfolio as collateral, but on terms that may be less favorable to us than reinsurance companies that invest solely or predominantly in fixed-income securities. The inability to renew, maintain or obtain letters of credit or to source acceptable collateral for letters of credit or collateral trust agreements may significantly limit the amount of reinsurance we can write or require us to modify our investment strategy.
We may need additional collateral capacity as we grow, and if we are unable to renew, maintain or increase our collateral capacity or are unable to do so on commercially acceptable terms, such a development could significantly and negatively affect our ability to implement our business strategy.
Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.
Third Point Reinsurance Ltd. is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are currently conducted through our wholly-owned operating subsidiary, Third Point Re, and Third Point Re may also receive income relating to its investment in the Catastrophe Fund. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. In the future, we expect that a significant portion of our operations will be conducted through Third Point Re USA, our indirect wholly owned subsidiary that focuses on U.S. reinsurance business. Our cash flows currently consist primarily of dividends and other permissible payments from Third Point Re. In the future, we expect that a portion of our cash flows will consist of dividends and other permissible payments from Third Point Re USA. Third Point Reinsurance Ltd. depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of its guarantee of the senior notes issued by TPRUSA in February 2015. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
Third Point Reinsurance Ltd. is indirectly subject to Bermuda regulatory constraints placed on Third Point Re, Third Point Re USA, and the Catastrophe Reinsurer, which is the licensed special purpose insurer that historically wrote reinsurance contracts for the Catastrophe Fund. This affects our ability to pay dividends on the shares and make other payments. Under the Insurance Act, Third Point Re and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where either Third Point Re or Third Point USA, as Class 4 insurers, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, they are prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, Third Point Re and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying in any financial year dividends of more than 25% of their respective total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless they file (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that they will continue to meet their solvency margin and minimum liquidity ratios. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
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
In addition, under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Bermuda companies such as Third Point Reinsurance Ltd., Third Point Re, Third Point Re USA and the Catastrophe Reinsurer may not declare or pay a dividend if there are reasonable grounds for believing that the relevant Bermuda company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.
In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, completed a public offering of $115.0 million in aggregate principal amount of Senior Notes. The Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) by Third Point Reinsurance Ltd.
The Senior Notes are an obligation of TPRUSA, and the Guarantee is an obligation of TPRE. Each of TPRUSA and TPRE is a holding company and, accordingly, conduct substantially all operations through their respective operating subsidiaries. As a result, TPRUSA’s cash flow and its ability to service its debt, as well as TPRE’s ability to satisfy its obligations pursuant to the Guarantee, depend upon the earnings of their respective operating subsidiaries and on the distribution of earnings, loans or other payments from such subsidiaries to TPRUSA or TPRE, as applicable. See “Risk Factors-Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.”
The operating subsidiaries of TPRUSA and TPRE are separate and distinct legal entities and have no obligation to pay any amounts due on the Senior Notes or the Guarantee or to provide TPRUSA or TPRE with funds for their respective payment obligations, whether by dividends, distributions, loans or other payments. There can be no assurance that our operating subsidiaries will generate sufficient cash flow from operations, or that future financing sources will be available to us in amounts sufficient to satisfy our obligations under our indebtedness, to refinance our indebtedness on acceptable terms or at all, or to fund our other business needs. In addition to being limited by the financial condition and operating requirements of such subsidiaries, any payment of dividends, distributions, loans or advances by TPRUSA’s or TPRE’s subsidiaries to TPRUSA or TPRE could be subject to statutory or contractual restrictions. Moreover, since certain of TPRUSA’s and TPRE’s respective subsidiaries are insurance companies, their ability to pay dividends to TPRUSA or TPRE, as applicable, is subject to regulatory limitations. See “Business-Regulation.”

To the extent that either TPRUSA or TPRE needs funds but its subsidiaries are restricted from making such distributions under applicable law or regulation, or are otherwise unable to distribute funds, the liquidity and financial condition of TPRUSA or TPRE, as applicable, would be adversely affected and we would potentially be unable to satisfy our obligations under the Senior Notes, the Guarantee or any other indebtedness. If we cannot service our indebtedness, the implementation of our business strategy would be impeded, and we could be prevented from entering into transactions that would otherwise benefit our business.
The rights of TPRUSA and TPRE to receive any assets of any of their respective subsidiaries upon liquidation or reorganization of such subsidiaries, and therefore the rights of the holders of the Senior Notes, to participate in those assets, will be structurally subordinated to the claims of such subsidiary’s creditors. In addition, even if TPRUSA or TPRE were a creditor of any of their respective subsidiaries, the rights of TPRUSA or TPRE, as applicable, as a creditor would be subordinate to any security interest in the assets of such subsidiaries and any indebtedness of such subsidiaries senior to that held by it. The Senior Notes and the Guarantee would also be structurally subordinated to the rights of the holders of any preferred stock or shares issued by the subsidiaries of either TPRUSA or TPRE, as applicable, whether currently outstanding or issued hereafter. Moreover, the rights of shareholders of TPRE to receive any assets of TPRE upon liquidation or reorganization of TPRE would be subordinate to all of the foregoing claims.
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business, and may otherwise place us at a competitive disadvantage compared to our competitors.
We could in the future incur additional indebtedness in addition to the Senior Notes. The indenture governing the Senior Notes does not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, the expansion of our business and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions, and exposing us to the risk of increased interest rates;

•	obligating us to additional restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	making it more difficult for us to make payments on our existing or future obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
In addition, a failure to comply with the covenants under our debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds and may be unable to arrange for additional financing to repay our indebtedness, and the lenders could seek to enforce security interests in the collateral securing such indebtedness.
We may not have the ability to raise the funds necessary to pay the principal of or interest on the Senior Notes.
At maturity, the entire principal amount of the Senior Notes then outstanding, plus any accrued and unpaid interest, will become due and payable. TPRUSA must pay interest in cash on the Senior Notes on and of each year, beginning August 13, 2015. The amount of interest payable on the Senior Notes is subject to increase from time to time in the event of a downgrade of the rating assigned to the Senior Notes or in connection with certain other events. In addition, upon the occurrence of a change of control triggering event described in the indenture governing the Senior Notes, unless we have exercised our right to redeem the Senior Notes in accordance with their terms, each holder of Senior Notes will have the right to require us to repurchase all or any part of such holder’s Senior Notes for a payment in cash described in the indenture governing the Senior Notes.

We may not have enough available cash or be able to obtain sufficient financing at the time we are required to make these payments. Furthermore, our ability to make these payments may be limited by law, by regulatory authority or by agreements governing future indebtedness. Our failure to pay interest when due, if uncured for 30 days, or our failure to pay the principal amount when due, will constitute an event of default under the indenture governing the Senior Notes. A default under the indenture could also lead to a default under agreements governing future indebtedness. If the repayment of that indebtedness is accelerated as a result, then we may not have sufficient funds to repay that indebtedness or to pay the principal of or interest on the Senior Notes.
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
In February 2015, we completed a public offering of $115.0 million in aggregate principal amount of Senior Notes issued by TPRUSA and guaranteed by Third Point Reinsurance Ltd. pursuant to a registration statement on Form S-3. These Senior Notes are structurally senior to claims that any holders of our common shares may have on the assets of Third Point Reinsurance Ltd.
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
Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could affect the frequency or severity of weather events. Further, it could reduce the affordability and availability of homeowners insurance, which could have an effect on pricing. Changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed. For example, due to the severe drought that impacted most of the U.S. farm belt in 2012, we suffered a $10.0 million underwriting loss on $42.5 million of earned crop premium.
Our reinsurance operations may make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
While neither Third Point Re nor Third Point Re USA, our Class 4 reinsurers, currently directly underwrites catastrophe exposed reinsurance business on an excess of loss basis, in 2012 we launched an open-ended catastrophe reinsurance fund with an exposure to a diversified portfolio of peak zone natural catastrophe risk. Involvement in catastrophe exposed excess of loss reinsurance through our investment in the Catastrophe Fund exposes us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, windstorms, severe winter weather, earthquakes, floods, droughts, fires, explosions, volcanic eruptions, acts of war or terrorism or political unrest and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause heightened volatility in our results of operations for any fiscal quarter or year.
In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. As of December 31, 2014, our financial exposure to the higher volatility and liquidity risks associated with property catastrophe losses was generally limited to our investment in the Catastrophe Fund, which as of December 31, 2014 was $59.5 million. As there are no additional guarantees or recourse to us beyond these investments, we anticipate that our property catastrophe exposures will consistently remain relatively low when compared to our competitors. However, there can be no assurance that this business will not experience losses associated with contracts currently bound.
On December 18, 2014, we entered into a subscription agreement with the Kiskadee Fund to invest up to $25.0 million in Hiscox’s separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox.  The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.
In addition, we are exposed to the impact of catastrophic events, in some cases, through the multi-line reinsurance contracts written by Third Point Re, as significant disasters or weather events can result in increased claims under certain lines of business. If a natural or man-made disaster, including industrial accidents, acts of wars or terrorism or political unrest or systemic cyber-security events, were to significantly increase the amount of claims payable under the types of property and casualty reinsurance written by Third Point Re, our consolidated results of operation could be materially and adversely affected.
We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.
In most of our quota share reinsurance business we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. We instead evaluate the underwriting processes and environment at the ceding companies we work with to assess the risks associated with their portfolios.Therefore, we are dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts. Therefore, we are dependent on the original claims decisions made by our clients. We are subject to the risk that the client may pay invalid claims, which could result in reinsurance losses for us.
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
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our top three reinsurance brokers, Guy Carpenter & Company, LLC, Aon Benfield, and JLT Re, accounted for approximately 21.9%, 17.8% and 16.6% of our gross premiums written since inception. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.
While we did not purchase retrocessional coverage in 2012, we began to do so in 2013 and 2014 and may continue to do so in the future, in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a reinsurer to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocession that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocession from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.
Currency fluctuations could result in exchange rate losses and negatively impact our business.
Our functional currency is the U.S. dollar. Starting in 2014, we wrote a portion of our business and received premiums in currencies other than the U.S. dollar. In addition, our investment manager, Third Point LLC, invests a portion of our portfolio in assets denominated in currencies other than the U.S. dollar. Consequently, we may experience exchange rate losses to the extent our foreign currency exposure is not hedged or is not sufficiently hedged, which could significantly and negatively affect our business. If we do seek to hedge our foreign currency exposure through the use of forward foreign currency exchange contracts or currency swaps, we may be subject to the risk that our counterparties to the arrangements fail to perform.
Our ability to implement our business strategy could be delayed or adversely affected by Bermuda employment restrictions relating to the ability to obtain and retain work permits for key employees in Bermuda.
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and permanent resident’s certificate holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. Our success depends in part on the continued services of key employees in Bermuda, and our Chief Executive Officer, our President and Chief Operating Officer, Chief Reserving Actuary and some of our senior underwriting executives are not Bermudians, spouses of Bermudians or permanent resident certificate holders. If work permits are not obtained, or are not renewed, for our principal employees, we would lose their services, which could materially affect our businesses.
We face risks arising from future strategic transactions such as acquisitions, dispositions, mergers or joint ventures.

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transactions could have an adverse impact on our reputation, business, results of operation or financial condition. We face a number of risks arising from these types of transaction, including financial, accounting, tax and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Any future transactions could also subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us and disruption to our other businesses during the negotiation or execution process or thereafter. Accordingly, these risks and difficulties may prevent us from realizing the expected benefits from the strategic transactions we enter into. For example, the businesses that we acquire or our strategic alliances or joint ventures may underperform relative to the price paid or resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by transaction-related charges.
Through our strategic transactions, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities, fail to properly assess known contingent liabilities, or assume businesses with internal control deficiencies. Risk-mitigating provisions that we put in place in the course of negotiating and executing these transactions, such as due diligence efforts and indemnification provisions, may not be sufficient to fully address these liabilities and contingencies.
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
The performance of our investment portfolio depends to a great extent on the ability of Third Point LLC, as our investment manager to select and manage appropriate investments. We have entered into two investment management agreements with Third Point LLC which terminate on December 22, 2016 and are subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. We have limited ability to terminate the investment management agreements earlier. We cannot assure you that Third Point LLC will be successful in meeting our investment objectives. The failure of Third Point LLC to perform adequately could significantly and negatively affect our business, results of operations and financial condition.
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
Although we conduct our business through our Class 4 Bermuda licensed insurance subsidiaries as operating reinsurance businesses actively engaged in writing property and casualty coverage, because our investment portfolio as managed by Third Point LLC may include a very small number of futures, options on futures, swaps and other commodity interests from time to time, we are exposed to the risk that the U.S. Commodity Futures Trading Commission (the “CFTC”) could assert that our business has been operated for the purpose of trading commodity interests and that we are, therefore, a commodity pool. If this were to occur, our investment strategy and our business could be disrupted as we would be required to have a registered commodity pool operator in order to continue to include investments in commodity interests in our investment portfolio. Registered commodity pool operators are subject to disclosure, reporting and record keeping requirements with respect to the pools they operate. In addition, if it were established that we were a commodity pool, the CFTC could pursue remedies against the party or parties it deems to be the commodity pool operator, and we could under certain circumstances be required to indemnify those individuals or entities.
The termination by Third Point LLC of either our investment management agreements at the end of its term or any successive term could materially adversely affect our investment results.
We depend upon Third Point LLC, our investment manager, to implement our investment strategy. The investment management agreements, each of which terminates on December 22, 2016, are subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate either investment management agreement in question at the end of such term. If Third Point LLC chooses to terminate either investment management agreement at the end of such term, there is no assurance that we could find a suitable replacement.

Potential conflicts of interest with Third Point LLC may exist that could adversely affect us.
Neither Third Point LLC nor its principals, including Daniel S. Loeb, who is one of our shareholders, are obligated to devote any specific amount of time to our affairs. Affiliates of Third Point LLC manage, and expect to continue to manage, other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by Third Point LLC’s affiliates and in which Third Point LLC or its affiliates may have an equity interest. Pursuant to our investment management agreements with Third Point LLC, Third Point LLC has the exclusive right to manage our investment portfolio and is required to follow our investment guidelines and act in a manner that is fair and equitable in allocating investment opportunities to us, but the agreements do not otherwise impose any specific obligations or requirements concerning allocation of time, effort or investment opportunities to us or any restriction on the nature or timing of investments for our account and for Third Point LLC’s own account or other accounts that Third Point LLC or its affiliates may manage. Third Point LLC’s interest and the interests of its affiliates, may at times conflict, possibly to Third Point LLC’s detriment, which may potentially adversely affect our investment opportunities and returns.
Our investment portfolio may contain significant positions, which could result in large losses.
Our investment guidelines provide that as our investment manager, Third Point LLC may commit up to 15% of our assets under management to any one investment. Our investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2014 and 2013, the net exposure of our portfolio was 85% and 87%, respectively, and the largest ten long and short positions comprised an aggregate of 45% and 12% and 40% and 11%, respectively, of our investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
We are exposed to credit risk from the possibility that counterparties may default on their obligations.
To the extent that transactions in our investment portfolio are entered into directly and not through a broker or clearinghouse, including, but not limited to, forward foreign currency transactions, swap transactions, and the purchase and sale of bonds and other fixed income securities directly from the current holder thereof, we must rely on the creditworthiness of the counterparty to the extent it is unable to immediately deliver the promised asset or cash flows in the case of cash settled transactions, net of any collateral that has been posted by or to the counterparty. The bankruptcy or insolvency of these counterparties could also result in a loss of any collateral posted against these transactions.
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
Third Point LLC continually refines its risk management techniques, strategies and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including our investment portfolio, in all economic or market environments, or against all types of risk, including risks that they might fail to identify or anticipate. Some of Third Point LLC’s strategies for managing risk are based upon its use of historical market behavior statistics. Any failures in Third Point LLC’s risk management techniques and strategies to accurately quantify such risk exposure could limit the risk-adjusted returns of our investment portfolio. In addition, any risk management failures could cause losses in the portfolios managed by Third Point LLC, including our managed accounts, to be significantly greater than the historical measures predict. Third Point LLC’s approach to managing those risks could prove insufficient, exposing us to material unanticipated losses in our investment portfolio.
In managing our investment portfolio, Third Point LLC may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues.
Our investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment portfolio could have a disproportionately large effect in relation to our capital. As of December 31, 2014, our investment account had $286.9 million of margin debt at its brokers primarily related to borrowings to fund collateral arrangements. A common metric used to determine financial leverage for accounts such as our investment portfolio is the “gross exposure” of our managed accounts. The “gross exposure” is shown as a percentage of the Net Asset Value (“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2014, the gross exposure of our investment portfolio was 143%. Any event which may adversely affect the value of positions we hold could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.
In managing our investment portfolio, Third Point LLC engages in short sales that may subject us to unlimited loss potential.
As our investment manager, Third Point LLC routinely enters into transactions for our account in which it sells a security that we do not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2014, short exposure in our investment portfolio was $527.9 million over 124 debt, equity and index positions, including $52.5 million over 16 positions in the equity portfolio.
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
As of the date hereof, representatives of Third Point LLC sat on the board of directors of both Enphase Energy , Inc. and Sotheby’s, whose securities are publicly traded and included in our investment portfolio.
The ability to use ‘’soft dollars’’ may provide Third Point LLC with an incentive to select certain brokers that may take into account benefits to be received by Third Point LLC.
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
Our investment management agreements have limited termination provisions.
Our investment management agreements with Third Point LLC have limited termination provisions which restrict our ability to manage our investment portfolio outside of Third Point LLC. Because the investment management agreements contain exclusivity and limited termination provisions, we are unable to use investment managers other than Third Point LLC for so long as the agreement is in effect. The original investment management agreement was entered into on December 22, 2011 and has an initial term of five years, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. The second investment management agreement was entered into in January 2015 and has an expiration date that coincides with the expiration date of the original investment management agreement, as well as corresponding renewal provisions. We may also terminate either investment management agreement upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC.
We may also withdraw as participants under either investment management agreement prior to the expiration of the relevant investment management agreement’s term at any time only “for cause”, which is defined as:

•	a material violation of applicable law relating to Third Point LLC’s advisory business;

•	Third Point LLC’s fraud, gross negligence, willful misconduct or reckless disregard of its obligations under the relevant investment management agreement;

•	a material breach by Third Point LLC of our investment guidelines that is not cured within a 15-day period;

•	a conviction or, a plea of guilty or nolo contendere to a felony or a crime affecting the asset management business of Third Point LLC by certain senior officers of Third Point LLC;

•	any act of fraud, material misappropriation, material dishonesty, embezzlement, or similar conduct against or involving us by senior officers of Third Point LLC; or

•
a formal administrative or other legal proceeding before the SEC, the CFTC, FINRA, or any other U.S. or non-U.S. regulatory or self-regulatory organization against Third Point LLC or certain key personnel which would likely have a material adverse effect on us.

In addition, we may withdraw as a participant under either investment management agreement prior to the expiration of its term if our portfolio underperforms as measured against specified benchmarks.
We may not withdraw or terminate either investment management agreement on the basis of performance other than as provided above. If we become dissatisfied with the results of the investment performance of Third Point LLC as our investment manager but the contractually specified termination threshold has not been met, we will be unable to hire new investment managers until the relevant investment management agreement expires by its terms or is terminated for cause.

Certain of our investments may have limited liquidity and lack valuation data, which could create a conflict of interest.
Our investment guidelines provide Third Point LLC, as our investment manager, with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Third Point LLC to execute trade orders at desired prices. To the extent that Third Point LLC invests our investable assets in securities or instruments for which market quotations or other independent pricing sources are not readily available, under the terms of the investment management agreements the valuation of such securities and instruments for purposes of compensation to Third Point LLC will be determined by Third Point LLC, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment management agreements give Third Point LLC the power to determine the value of securities with no readily discernible market value, and because the calculation of Third Point LLC’s fee is based on the value of the investment account, a conflict of interest may exist or arise.
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
In managing our investment portfolio, Third Point LLC may use various financial instruments both for investment purposes and for risk management purposes in order to protect against possible changes in the market value of our investment portfolio resulting from fluctuations in the securities markets and changes in interest rates, protect unrealized gains in the value of our investment portfolio, facilitate the sale of any such investments, enhance or preserve returns, spreads or gains on any investment in our investment portfolio, hedge the interest rate or currency exchange rate on certain liabilities or assets, protect against any increase in the price of any securities Third Point LLC anticipates purchasing for our account at a later date or for any other reason that Third Point LLC, as our investment manager, deems appropriate. The success of such hedging strategy will be subject to Third Point LLC’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolio being hedged. Since the characteristics of many securities change as markets change or time passes, the success of such hedging strategy will also be subject to Third Point LLC’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While Third Point LLC may enter into hedging transactions for our account to seek to reduce risk, such transactions may result in a poorer overall performance for our investment portfolio than if it had not engaged in any such hedging transactions. For a variety of reasons, in managing our investment portfolio Third Point LLC may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent Third Point LLC from achieving the intended hedge or expose our investment portfolio to risk of loss.

Our investment portfolio includes investments in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities.
Our investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities. As of December 31, 2014, the fair value of asset-backed securities in our investment portfolio was $400.2 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
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
In addition, the Euro-zone remains a significant market concern given the recent Greek elections and related volatility. Furthermore, the continued devaluation of the Euro could lead to significant decline in the value of our Euro-denominated investment portfolio. As of December 31, 2014, our investment portfolio had $143.6 million of market exposure denominated in Euros. As a result of our foreign currency hedging strategies, the portfolio had net short exposure in Euro currency of $24.1 million at December 31, 2014.

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
As a consequence of Third Point LLC’s role as an engaged investor in special situation and distressed investments, our investment portfolio may be subject to increased risk of incurring additional legal, indemnification or other expenses, even if we are not named in any action. In distressed or special situations litigation often follows when disgruntled shareholders, creditors, and other parties seek to recover losses from poorly performing investments. The enhanced litigation risk for distressed companies is further elevated by the potential that Third Point LLC may have controlling or influential positions in the companies. Some of the claims that can be asserted against Third Point LLC as a distressed investor include: aiding and abetting breach of fiduciary duty; equitable subordination of the investor’s claims; recharacterization of the investor’s claims; and preference or fraudulent transfer claims. Third Point LLC’s use of short-selling for its funds and the accounts it manages has subjected, and may continue to subject Third Point LLC and the short sellers to increased risk of litigation. Lawsuits can be brought against short sellers of a company’s stock to discourage short selling. Among other claims, these suits may allege libel, conspiracy, and market manipulation.
Third Point LLC’s diminution or loss of service or loss of key employees could materially adversely affect our investment results.
We depend upon Third Point LLC, as our investment manager, to implement our investment strategy. All investment decisions with respect to our investment portfolio are made by Third Point LLC, subject to our investment guidelines, under the general supervision of Daniel S. Loeb. As a result, the success of our investment strategy depends largely upon the abilities of Mr. Loeb. While we may terminate our investment management agreements with Third Point LLC upon the death, long-term disability or retirement of Mr. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC, no assurance can be given that a suitable replacement could be found.
The compensation arrangements of Third Point LLC, as our investment manager, may create an incentive to effect transactions that are risky or speculative.
Our investment management agreements each provide for the following two forms of compensation to be paid to Third Point LLC and TP GP:

•
Third Point LLC is entitled to a management fee of 2% annually (less the Founders payment paid to the Lead Investors and Dowling, each defined below, as described in each investment management agreement), charged monthly, based on net assets under management; and

•
TP GP is entitled to performance compensation based on the appreciation, including unrealized appreciation, in the value of our investment portfolio equal to 20% of net profits, subject to a loss carryforward provision.

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
It is possible that if the amount of assets Third Point LLC manages for us, in its funds and for other accounts it manages were to increase materially, it could be more difficult for Third Point LLC to invest profitably for those accounts because of the difficulty of trading larger positions without adversely affecting prices and managing risks associated with larger positions. In addition, there can be no assurance that there will be appropriate investment opportunities to accommodate future increase in assets under management, which may force Third Point LLC to modify its investment decisions for the accounts it manages because it cannot deploy all the assets in a manner it desires. Furthermore, due to the overlap of strategies and investments across many of the portfolios managed by Third Point LLC, including its hedge funds, the accounts may be adversely affected in the event of rapid or large liquidations of investment positions held by the accounts due to a lack of liquidity resulting from large position sizes in the same investments held by the other accounts. While the hedge funds managed by Third Point LLC are currently closed for new investment subject to limited exceptions, Third Point LLC may revisit this decision based on market conditions and any increase in assets under management could adversely affect the returns of our investment portfolio.
Risks Relating to Insurance and Other Regulations
Any suspension or revocation of our subsidiaries’ reinsurance licenses would materially impact our ability to do business and implement our business strategy.
Our subsidiaries Third Point Re and Third Point Re USA are licensed as reinsurers only in Bermuda and we do not plan to seek licenses in any other jurisdiction. The suspension or revocation of Third Point Re or Third Point Re USA’s license to do business as a reinsurance company in Bermuda for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or Third Point Re or Third Point Re USA became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.
If we become subject to insurance statutes and regulations in jurisdictions other than Bermuda or there is a change to Bermuda law or regulations or application of Bermuda law or regulations, there could be a significant and negative impact on our business.
Third Point Re and Third Point Re USA, our wholly owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require each of Third Point Re and Third Point Re USA, among other things, to:

•	maintain a minimum level of capital, surplus and liquidity;

•	satisfy solvency standards;

•	restrict dividends and distributions;

•	obtain prior approval of ownership and transfer of shares;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda; and

•	provide for the performance of certain periodic examinations of Third Point Re and Third Point Re USA and their financial condition.
These statutes and regulations may, in effect, restrict our ability to write reinsurance policies, to distribute funds and to pursue our investment strategy.

The process of obtaining licenses is very time consuming and costly, and we may not be able to become licensed in a jurisdiction other than Bermuda even in the event we choose to do so. The modification of the conduct of our business resulting from our becoming licensed in certain jurisdictions could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations of any particular jurisdiction could significantly and adversely affect our business by limiting our ability to conduct business in that jurisdiction and by subjecting us to penalties and fines.
In addition, the BMA could revoke or suspend Third Point Re or Third Point Re USA’s license in certain circumstances, including circumstances in which (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by Third Point Re or Third Point Re USA or on their behalf for the purposes of any provision of the Insurance Act; (ii) Third Point Re and Third Point Re USA has ceased to carry on business; (iii) Third Point Re or Third Point Re USA has persistently failed to pay fees due under the Insurance Act; (iv) Third Point Re or Third Point Re USA has been shown to have not complied with a condition attached to its registration or with a requirement made of them under the Insurance Act; (v) we are convicted of an offence against a provision of the Insurance Act; (vi) Third Point Re or Third Point Re USA is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) if any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA were to suspend or revoke Third Point Re or Third Point Re USA’s licenses we could lose our exception under the U.S. Investment Company Act of 1940, as amended, or the “Investment Company Act”. See “We are subject to the risk of becoming an investment company under U.S. federal securities law.”
We are subject to the risk of becoming an investment company under U.S. federal securities law.
The Investment Company Act, regulates certain companies that invest in or trade securities. We rely on an exception under the Investment Company Act that is available to a company organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area has not been well developed and there is a lack of guidance as to the meaning of “primarily and predominantly” under the relevant exception under the Investment Company Act. For example, there is no standard for the amount of premiums that need be written relative to the level of a company’s capital in order to qualify for the exception. If this exception were deemed inapplicable to us, we would have to seek to register under the Investment Company Act as an investment company, which, under the Investment Company Act, would require an order from the SEC. Our inability to obtain such an order could have a significant adverse impact on our business.
Assuming that we were permitted to register as an investment company, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, our ability to raise additional debt and equity securities or issue stock options or warrants (which could impact our ability to compensate key employees), financial leverage, dividends, board of director composition and transactions with affiliates. Accordingly, if we were required to register as an investment company we would not be able to operate our business as it is currently conducted, nor would we be permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage Third Point LLC as our investment manager, unless we obtained the board and shareholder approvals required under the Investment Company Act. If Third Point LLC were not our investment manager, we would potentially be required to liquidate our investment portfolio and we would seek to identify and retain another investment manager with a similar investment philosophy. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.
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
We do not presently expect that we will be admitted to do business in any jurisdiction other than Bermuda. In general, Bermuda insurance statutes, regulations and the policies of the BMA are less restrictive than United States state insurance statutes and regulations. We conduct business in the United States through our indirect subsidiary, TPUSA. We do not believe that our U.S.-based operations subject us to licensing requirements in any state in which we operate. However, we cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we will be subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us.
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
In 2008, the BMA introduced risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the Bermuda Solvency Capital Requirement model. While Third Point Re and Third Point Re USA, as they currently operate, currently have excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.
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
Our exposure to potential regulatory initiatives could be heightened by the fact that we are domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the larger European Union countries.

Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, we will be exposed to any changes in the political environment in Bermuda.
The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions. As a result, the BMA has recently implemented and imposed additional requirements on the companies it regulates, such as Third Point Re and Third Point Re USA, as part of its efforts to achieve equivalence under Solvency II, the EU regulatory regime enacted in November 2009 and that imposes new solvency and governance requirements across all EU Member States. Although Solvency II was originally supposed to have become effective by November 1, 2012, a proposed Omnibus II directive was to set revised dates for transposition and implementation of Solvency II by the EU Member States. However, there have been a series of delays in the European Parliament vote to approve the Omnibus II directive. Further delay in the implementation of Solvency II is likely, but the extent and nature of the delay is uncertain. The detail of the Solvency II project will be set out in “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. No official drafts for any of these measures have been released. As a result of the delay in implementation of Solvency II, it is unclear when the European Commission will take a final decision on whether or not it will recognize the solvency regime in Bermuda to be equivalent to that laid down in Solvency II.
While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.
Bermuda insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.
Under Bermuda law, for so long as we have an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of our common shares and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.
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
We are incorporated under the laws of Bermuda and we believe that our activities, as currently conducted (including through our U.S.-based subsidiary, TPRUSA) and as contemplated, will not cause us to be treated as engaging in a United States trade or business and will not cause us to be subject to current United States federal income taxation on our net income, except with respect to TPRUSA, which is treated as a domestic corporation for U.S. federal income tax purposes. However, because there are no definitive standards provided by the Internal Revenue Code of 1986 as amended or the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature and must be made annually, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that we are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current United States federal income taxation. If we were deemed to be engaged in a trade or business in the United States (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), Third Point Re generally would become subject to United States federal income tax on its income “effectively connected” (or treated as effectively connected) with the U.S. trade or business, and would become subject to the “branch profits” tax on its earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially adversely affect our results of operations.
United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
PFIC. Significant potential adverse U.S. federal income tax consequences generally apply to any United States person who owns shares in a PFIC. In general, either we and/or Third Point Re would be a PFIC for a taxable year if 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income.” Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. However, there is very little authority as to what constitutes the active conduct of an insurance business for purposes of the PFIC rules. The IRS has notified taxpayers in IRS Notice 2003-34 that it intends to scrutinize the activities of certain insurance companies located outside of the United States, including reinsurance companies that invest a significant portion of their assets in alternative investment strategies, to determine whether such companies qualify for the active insurance company exception in the PFIC rules.
We believe that our financial reserves are consistent with industry standards and are not in excess of the reasonable needs of our insurance business, and that we are actively engaged in insurance activities that involve sufficient transfer of risk. However, we cannot assure you the IRS will agree with our position and will not successfully assert that we do not qualify for the insurance exception. Moreover, our expectation with respect to any taxable year is based on the amount of risk that we expect to underwrite during that year. If we are unable to underwrite sufficient amount of risk for any taxable year, we and/or Third Point Re might be treated as a PFIC. Furthermore, in certain circumstances, we may seek to manage the volatility of our reinsurance results by writing policies that contain certain contractual terms and conditions (such as loss ratio caps), which may cause the IRS to assert that such policies lack sufficient risk transfer to constitute insurance for United States federal income tax purposes, increasing the risk that we and/or Third Point Re may be treated as a PFIC. Counsel to the Company and its subsidiaries (the “Group”) have never provided an opinion regarding the Group’s PFIC status due to the absence of applicable authority regarding the active insurance company exception and the dependence of the Group’s PFIC status on the actual operational results and other relevant facts for each taxable year. Readers are urged to consult their own tax advisors to assess their tolerance of this risk.
Recently proposed legislation (The Tax Reform Act of 2014) would modify the insurance exception to require that, for any year (1) our premiums constitute more than 50% of our gross receipts and (2) the amount of our insurance related liabilities (generally, unearned premium reserves and loss and loss adjustment expenses) constitute more than 35% of our assets.  If enacted in its current form, no assurance can be given that we would be able to operate in a manner to satisfy these requirements in any given year.  No assurance can be given as to whether such legislation will be adopted and if so, in what form. In addition, the IRS has expressed intent to promulgate rules relating to the insurance exception, and there can be no assurance as to the content of any such guidance or the manner in which it may apply to our business.
If a “United States person” holds our shares as “capital assets” within the meaning of section 1221 of the Code during any taxable year in which we and/or Third Point Re are treated as PFICs, such shares will generally be treated as stock in a PFIC for all subsequent years. Certain elections designed to mitigate the adverse consequences of owning shares in a PFIC, including a “Protective QEF Election,” may be available. If you are a United States. person, we advise you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules, the advisability of making one of these elections and to assess your tolerance of this risk.
CFC. United States persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power of our shares, which we refer to as United States 10% shareholders, may be subject to the CFC rules. Under the CFC rules, each United States 10% shareholder must annually include its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. In general (subject to the special rules applicable to “related person insurance income” described below), a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares for an uninterrupted period of 30 days or more during any year. We believe that the restrictions placed on the voting power of our shares should generally prevent shareholders who acquire shares from being treated as United States 10% shareholders of a CFC. We cannot assure you, however, that these rules will not apply to you. If you are a United States. person we strongly urge you to consult your own tax advisor concerning the controlled foreign corporation rules.
Related Person Insurance Income. If (a) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds are our direct or indirect United States shareholders or persons related to such United States shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (b) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, a United States. person who owns any shares directly or indirectly on the last day of the taxable year would most likely be required to include its allocable share of our related person insurance income for the taxable year in its income, even if no distributions are made. We do not expect that it is likely that either or both of the 20% gross insurance income threshold or the 20% direct or indirect ownership threshold will be met. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
Dispositions of Our Shares. If a United States shareholder is treated as disposing of shares in a CFC of which it is a United States 10% shareholder, or of shares in a foreign insurance corporation that has related person insurance income and in which United States persons collectively own 25% or more of the voting power or value of the company’s share capital, any gain from the disposition will generally be treated as a dividend to the extent of the United States shareholder’s portion of the corporation’s undistributed earnings and profits, as the case may be, that were accumulated during the period that the U.S. shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect United States shareholder. Although not free from doubt, we believe it would be reasonable for a United States person to take the position that these rules should not apply to dispositions of our shares because we should not have any United States 10% shareholders and will not be directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret the proposed regulations potentially applicable to such dispositions in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.
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
The Foreign Account Tax Compliance provisions of the Code (“FATCA”) generally impose a 30% withholding tax regime with respect to (i) certain U.S. source income (including interest and dividends) and gross proceeds from any sale or other disposition after December 31, 2016, of property that can produce U.S. source interest or dividends (“withholdable payments”) and (ii) “foreign passthru payments” made by foreign financial institutions (“FFIs”). As a general matter, FATCA was designed to require U.S. persons’ direct and indirect ownership of certain non-U.S. accounts and non-U.S. entities to be reported to the IRS. The FATCA withholding rules have become applicable as of July 1, 2014, with withholding on foreign passthru payments made by FFIs taking effect no earlier than 2017.
On December 19, 2013, the Bermuda Government entered into a “Model 2” intergovernmental agreement (“IGA”) with the United States to implement FATCA. If we, Third Point Re and/or Third Point Re USA are treated as FFIs for the purposes of FATCA, under the Model 2 IGA, we, Third Point Re and/or Third Point Re USA will be directed to ‘register’ with the IRS by July 1, 2014 and required to comply with the requirements of FATCA, including due diligence, reporting and withholding. Assuming registration and compliance with the terms of an agreement with the IRS (an “FFI Agreement”) pursuant to a Model 2 IGA, an FFI would be treated as FATCA compliant and not subject to withholding. An FFI that satisfies the eligibility, information reporting and other requirements of the IGA will not be subject to the regular FATCA reporting and withholding obligations discussed below.
If the Company, Third Point Re and/or Third Point Re USA are treated as FFIs for purposes of FATCA, withholdable payments and foreign passthru payments made to the Company, Third Point Re and/or Third Point Re USA will be subject to a 30% withholding tax unless an FFI Agreement is in effect, pursuant to which the Company, Third Point Re and/or Third Point Re USA would be required to provide information regarding its U.S. direct or indirect owners and to comply with other reporting, verification, due diligence and other procedures established by the IRS, including a requirement to seek waivers of non-U.S. laws that would prevent the reporting of such information. The IRS may terminate the FFI Agreement if the IRS notifies the Company, Third Point Re and/or Third Point Re USA that it is out of compliance with the FFI Agreement and the Company and/or Third Point Re does not remediate the compliance failure. Even if the Company, Third Point Re and/or Third Point Re USA are subject to an FFI Agreement, distributions to an investor that are treated as foreign passthru payments generally will be subject to a 30% withholding tax (a) if the investor fails to provide information or take other actions required for the the Company, Third Point Re and/or Third Point Re USA to comply with the FFI Agreement including, in the case of a non-U.S. investor, providing information regarding certain U.S. direct and indirect owners of the investor (and, in certain circumstances, obtaining waivers of non-U.S. law to permit such reporting), or (b) if the investor is an FFI, unless the investor (i) is subject to an FFI Agreement, (ii) establishes that an exemption applies or (iii) is required to comply with FATCA under an applicable IGA.
Under the regulations implementing FATCA, a foreign insurance company (or foreign holding company of an insurance company) that issues or is obligated to make payments with respect to an account is a foreign financial institution. For this purpose, insurance contracts treated as having “cash value” and annuity contracts issued or maintained by a financial institution are considered accounts, and certain term life insurance contracts are not considered accounts. Insurance companies that issue only property and casualty insurance contracts, or that only issue life insurance contracts lacking cash value (or that provide for limited cash value) generally would not be considered FFIs under the final regulations. However, a holding company may be treated as an FFI if it is formed in connection with or availed of by a collective investment vehicle, mutual fund, exchange traded fund, hedge fund, venture capital fund, leveraged buyout fund, or any similar investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Moreover, a company may be treated as an FFI if its gross income is primarily attributable to investing, reinvesting, or trading in financial assets and the entity is managed by an FFI, or the entity functions or holds itself out as an investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Even if the Company, Third Point Re and/or Third Point Re USA are not treated as FFIs, then depending on whether the shares of the Company are treated as “regularly traded on one or more more established securities markets” under the FATCA rules and whether the income and assets of Third Point Re meet the requirements for the treatment of Third Point Re as an “active NFFE,” withholdable payments to the Company, Third Point Re and/or Third Point Re USA may be subject to a 30% withholding tax unless the Company, Third Point Re and/or Third Point Re USA provide information regarding its U.S. direct or indirect owners.
At this early stage, there can be no certainty as to whether the Company, Third Point Re and/or Third Point Re USA will be subject to the requirements imposed on FFIs under FACTA. We will use reasonable efforts to avoid the imposition of a withholding tax under FACTA, which may include the entering into of an FFI Agreement.
Potential additional application of the Federal Insurance Excise Tax.
The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non‑U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the U.S. or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the U.S. which are located within the U.S. (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear. A recent judicial decision, which is under appeal, has held that the FET is not applicable to retrocessions. We have not determined if the FET should be applicable with respect to risks ceded to us by, or by us to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to us by a non-U.S. insurance company, or by us to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to us with respect to such risks.
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

Risks Relating to Our Common Shares
Future sales of shares by existing shareholders could cause our share price to decline, even if our business is performing well.
Sales of substantial amounts of our common shares in the public market could occur at any time. These sales, or the perception that these sales could occur, could cause the market price of our common shares to decline.
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of December 31, 2014, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 4,651,163 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
Certain existing holders of our common shares also have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future. In the event that we register the common shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
As of December 31, 2014, a total of 22,252,206 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2014, there were share options outstanding which are exercisable (subject to vesting) for 10,990,841 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
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
Third Point Reinsurance Ltd. was incorporated on October 6, 2011. On December 22, 2011, KIA TP Holdings, L.P. and KEP TP Holdings, L.P., which are affiliates of Kelso & Company (collectively, “Kelso”) and Pine Brook LVR, L.P., an affiliate of Pine Brook Road Partners, LLC (collectively, “Pine Brook”, and Pine Brook and together with Kelso, the “Lead Investors” and each individually, a “Lead Investor”), Dowling Capital Partners I, L.P., an affiliate of Dowling Capital Management, LLC (collectively, “Dowling”), P RE Opportunities Ltd. (“PROL”), Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and our Chief Executive

Officer John R. Berger (collectively, the “Founders”), together with certain members of management, committed $533.0 million to capitalize Third Point Reinsurance Ltd. As of December 31, 2014, Kelso, Pine Brook, the Loeb Entities, the Company’s directors and named executive officers, as defined in the proxy statement, and PROL, own approximately 24.9%, 12.4%, 7.9%, 6.4%, and 5.0% of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and options representing the right to purchase 9,758,289 common shares. As a result, the Founders, directors and named executive officers could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common shares.
The interests of our existing shareholders may conflict with the interests of our other shareholders. Our board of directors has adopted corporate governance guidelines that, among other things, addressed potential conflicts between a director’s interests and our interests. In addition, we have adopted a Code of Business Conduct and Ethics that, among other things, required our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to our general counsel. These corporate governance guidelines and Code of Business Conduct and Ethics will not, by themselves, prohibit transactions with our Founders.
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

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common shares. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the NYSE, or other regulatory authorities.

The market price of our common shares may fluctuate significantly.
The market price of our common shares may fluctuate significantly. Among the factors that could affect our share price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our clients’ needs;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional shareholders or other large shareholders (including the Founders), including future sales;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships;

•	any future sales of our common shares or other securities; and

•	additions or departures of key personnel.
The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of management's attention and resources, which would harm our business, operating results and financial condition.
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
We may repurchase our common shares without our shareholders’ consent.
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
In general, and except as provided under our bye-laws and as described below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to sections 957 and 958 of the Code of any United States person (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such United States person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a United States person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.
Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.
We are authorized under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If any holder fails to respond to this request or submits incomplete or inaccurate information, we may, in our sole discretion, eliminate the shareholder’s voting rights. Any shareholder must give notice to us within ten days following the date it owns 9.5% of our common shares.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We do not own any facilities or real estate. We lease office space for our headquarters at Chesney House in Pembroke, Bermuda, and also lease office space in Short Hills, New Jersey for Third Point Re USA’s operations. We believe for the foreseeable future this office space will be sufficient for us to conduct our operations and that we would be able to renew or replace these leases upon expiration on terms reasonably acceptable to us.

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
Item 4. Mine Safety Disclosures

Not applicable.
Executive Officers of the Registrant
Set forth below is information, as of February 27, 2015, concerning the Company’s executive officers.

Name	Age	Position
John R. Berger	62	Chairman of the Board, Chief Executive Officer and Chief Underwriting Officer
J. Robert Bredahl	52	President and Chief Operating Officer
Christopher S. Coleman	41	Chief Financial Officer
Manoj K. Gupta	39	SVP, Underwriting; and Lead Portfolio Manager, Third Point Reinsurance Investment Management Ltd.
Daniel V. Malloy	55	Executive Vice President - Underwriting
Tonya L. Marshall	43	Executive Vice President, General Counsel and Secretary
Michael McKnight (1)	54	Chief Actuary and Chief Risk Officer
Jonathan Norton	56	Chief Reserving Actuary, Third Point Reinsurance Ltd. and Chief Actuary, Third Point Reinsurance (USA) Ltd.
Anthony Urban	54	Executive Vice President - Underwriting
Thomas C. Wafer	59	Director of the Board and President, Third Point Reinsurance (USA) Ltd.

(1)	Mr. McKnight retired on November 5, 2014.
John R. Berger - Mr. Berger is our Chairman, Chief Executive Officer and Chief Underwriting Officer and has served in this position since December 22, 2011. Mr. Berger will no longer serve as our Chief Underwriting Officer after February 28, 2015. Mr. Berger is an insurance industry veteran with over thirty years of experience, the majority of which was spent as the principal executive officer of three successful reinsurance companies. Mr. Berger served as Chief Executive Officer, Reinsurance and Vice Chairman of the Board of Alterra Capital Holdings Limited (previously known as Max Capital Group Ltd.) from May 2010 until August 2011. He also served as Chairman of Alterra Reinsurance Limited (previously known as Harbor Point Re Limited), Chief Executive Officer of Alterra Capital Services Inc. (previously known as Harbor Point Services, Inc.), and as a Director of Alterra Agency Limited (Harbor Point Agency Limited), New Point III Limited and New Point Re III Limited. He was the President and Chief Executive Officer of Harbor Point Ltd. from December 2005 until May 2010. From August 1998 to December 2005, he was the Chief Executive Officer and President of Chubb Re, Inc. From November 1983 to August 1998, he held various positions at F&G Re, including Chief Executive Officer and President. Following the acquisition of USF&G by The St. Paul Companies, from April 1998 until August 1998 he served as President of the North American Treaty operation of St. Paul Re and President of F&G Re. Prior to 1983, Mr. Berger was an Underwriter at General Re and Prudential Reinsurance. Mr. Berger is a Member of the Board of Directors of the Reinsurance Association of America. He earned an undergraduate degree in Economics from Princeton University and an MBA from Rutgers University.
J. Robert Bredahl - Mr. Bredahl is our President and Chief Operating Officer and has served in this position since November 10, 2014 prior to which Mr. Bredahl served as the Chief Financial Officer and Chief Operating Officer of the Company from January 26, 2012. With effect from March 1, 2015, Mr. Bredahl will also serve as the Chief

Underwriting Officer of Third Point Reinsurance Company Ltd. Prior to joining the Company, Mr. Bredahl was the Chief Executive Officer of Aon Benfield Securities, Aon's Investment Banking Group, and the President of the Americas division of Aon Benfield, the premier reinsurance intermediary and capital advisor, from November 2008 to January 2012. Prior to Aon's acquisition of Benfield in November 2008, Mr.Bredahl held various senior level positions at Benfield and at the time of acquisition was Chief Executive Officer of Benfield U.S. Inc. and of Benfield Advisory. Prior to joining Benfield in March 2002, he served as Chief Executive Officer of Inreon PLC and Managing Director and Head of U.S. Derivative Sales for Barclays Capital. Mr.Bredahl earned a Bachelor of Arts degree in Economics from Middlebury College. While at Aon Benfield Securities he held several securities licenses, including the Series 24, Series 7, and Series 63.
Christopher S. Coleman -     Mr. Coleman is our Chief Financial Officer and has served in this position since November 10, 2014, prior to which Mr. Coleman was the Chief Accounting Officer of the Company, in which position he served from April 1, 2013. Prior to joining the Company Mr. Coleman was the Chief Financial Officer of Alterra Bermuda Limited, the principal operating subsidiary of Alterra Capital Holdings Limited ("Alterra"). Prior to Max Capital Group Ltd.'s acquisition of Harbor Point Limited to form Alterra in May 2010, Mr. Coleman was the Senior Vice President, Chief Accounting Officer of Harbor Point Limited. Mr. Coleman joined Harbor Point Limited in March 2006. From 2002 to 2006, Mr. Coleman worked for PricewaterhouseCoopers in Bermuda as a Senior Manager within the audit and advisory practice specializing in clients in the insurance and reinsurance industry. Mr. Coleman started his career with Arthur Andersen in 1995 working in the Hartford office before relocating to the Bermuda office in 2001. Mr. Coleman graduated from Central Connecticut State University in 1995 with a Bachelor of Science degree in Accounting. Mr. Coleman is a Certified Public Accountant and a Chartered Accountant and is a member of the American Institute of Certified Public Accountants and the Institute of Chartered Accounts of Bermuda.
Manoj K. Gupta - Mr. Gupta is our Senior Vice President, Underwriting and has served in this position since April 16, 2012. Mr. Gupta has also served as Lead Portfolio Manager of Third Point Reinsurance Investment Management Ltd. since June 15, 2012. Prior to joining the Company Mr.Gupta was the lead portfolio manager for catastrophe reinsurance at Goldman Sachs Asset Management ("GSAM"), one of the world's largest asset management firms and a subsidiary of Goldman Sachs Group. During his tenure at GSAM from October 2006 until April 2012, Mr.Gupta launched three standalone catastrophe risk funds and also placed reinsurance risk within the firm's multi-strategy hedge funds. Prior to joining GSAM, Mr.Gupta was a leader of reinsurance broker Benfield's alternative capacity and credit risk solutions efforts. Prior to joining Benfield in April 2003, Mr.Gupta was head of business development and strategic planning at Inreon, a reinsurance trading platform co-sponsored by Swiss Re and Munich Re, and a management consultant for McKinsey & Company. Mr. Gupta graduated from University of Waterloo with a Bachelor of Applied Science in Electrical Engineering.
Daniel V. Malloy - Mr. Malloy is our Executive Vice President-Underwriting, and has served in that position since January 23, 2012. Prior to joining the Company, Mr. Malloy worked at Aon Benfield from 2003 where he co-led the Specialty Lines practice groups, which were responsible for providing clients and brokers with primary and reinsurance market updates, peer analytics, new product ideas, growth initiatives and placement assistance. Specialty Lines includes the casualty, professional liability, surety, workers' compensation, property risk, environmental, structured reinsurance and MGA practices. Mr.Malloy has almost 33 years of reinsurance experience including 10 years of structured reinsurance underwriting. Before joining Aon Benfield, he was President and a board member of Stockton Reinsurance Ltd. in Bermuda from 1998 to 2003. His experience with structured reinsurance began when he served as President of Centre Re Bermuda where he was employed from 1993 to 1998. Mr.Malloy began his reinsurance career in 1981 working as a reinsurance broker for Sedgwick Re for twelve years. Mr.Malloy holds a Bachelor of Arts degree in biology from Dartmouth College.
Tonya L. Marshall - Ms. Marshall is our Executive Vice President, General Counsel and Secretary, and she has served in that position since February 13, 2012. She is responsible for the group legal function and acts as our corporate secretary. Prior to joining the Company, Ms. Marshall was the General Counsel and Board Secretary for The Bank of N.T. Butterfield & Son Limited, an international banking, asset and wealth management group headquartered in Bermuda, where she was responsible for the group’s legal function and acted as corporate secretary to the group’s holding company from November 2008 to January 2012. Prior to joining Butterfield in 2008, Ms. Marshall was employed by the international law firm of Conyers Dill & Pearman Limited ("Conyers") from September 1998 to August 2008, where her practice included all aspects of corporate and commercial law with a particular focus on public company and insurance/reinsurance company matters. In the course of her employment with Conyers, Ms. Marshall also served as a director or alternative director to various Bermuda companies for which Conyers provided legal advice, corporate secretarial and registered office services. Ms. Marshall holds a B.Comm from Dalhousie University, an LL.B. from the University of Buckingham and a Diploma in Legal Practice from the Oxford Institute of Legal Practice.
Michael McKnight - Mr. McKnight was our Chief Actuary and Chief Risk Officer and served in these positions from February 1, 2012 until November 2014. He was the Chief Actuary of Reinsurance for Alterra Capital Holdings Limited (previously known as "Max Capital Group Ltd.") from August 2004 until September 2010. In that position, he reviewed and approved new and renewal reinsurance transactions, analyzed all bound reinsurance contracts and projected ultimate loss and reserve values, and maintained and updated the company’s Return on Equity (ROE) models. Prior to Alterra, Mr. McKnight was Managing Director & Chief Underwriting Officer of Gerling Global International Reinsurance Co. Ltd. (Barbados). In addition to his underwriting duties, he completed loss and expense actuarial reserve studies on all bound business, and set reserves at required levels. From July 1994 until August 2001, Mr. McKnight was a Consulting Actuary and Profit Center Manager for the actuarial firm of Milliman, USA. He worked on a wide variety of actuarial projects, including pricing, reserving, mergers and acquisitions and Dynamic Financial Analysis. He worked in the Atlanta and London offices, before taking over the Bermuda practice in February 1998. Mr. McKnight began his actuarial career in 1985 at Atlanta International Insurance Company (an Alexander & Alexander company - now Aon). He also worked at two personal lines companies (Integon & Direct Response Group) where he was responsible for pricing and reserving for a variety of books, including auto, homeowners and warranty. Mr. McKnight has a Bachelor of Science in Applied Mathematics from Valdosta State University. He is an Associate of the Casualty Actuarial Society and a Member of the American Academy of Actuaries. He is the former president of the Casualty Actuaries of Bermuda. Mr. McKnight retired on November 5, 2014.
Jonathan Norton - Mr. Norton serves as the Chief Reserving Actuary of Third Point Reinsurance Ltd. and as Chief Actuary of Third Point Reinsurance (USA) Ltd. Prior to joining Third Point Reinsurance Ltd. in December 2014, Mr. Norton served as Chief Actuary of Alterra Reinsurance USA Inc. from its inception in May 2010 until completion of the Markel acquisition in May 2013. Mr. Norton was previously Chief Actuary of Harbor Point Services, Inc. from its inception in December 2005 until its merger with Max Capital in May 2010. Mr. Norton was the Chief Actuary of Chubb Re, Inc. from June 1999 through the creation of Harbor Point Services, Inc. in December 2005. Prior to Chubb Re, Mr. Norton worked for the actuarial and analytical unit within Guy Carpenter from 1988 to 1999 where he was a Managing Director and held the position of Chief Actuary. Mr. Norton also has prior experience within the consulting arms of PricewaterhouseCoopers and Ernst & Young (1981 - 1988). Mr. Norton holds a Bachelor's Degree in Civil Engineering from Duke University and a MBA from Emory University.
Anthony Urban - In 2014, Mr. Urban served as our Executive Vice President - Underwriting, which position he held from inception of the Company until February 28, 2015. With effect from March 1, 2015, Mr. Urban will join Third Point Reinsurance (USA) Ltd. as Chief Underwriting Officer. He is the former President and Chief Executive Officer of JRG Reinsurance Company, Ltd. ("JRG Re"), a Bermuda based reinsurance company which he helped establish in January 2008 with an initial capitalization of $250 million. Prior to JRG Re, from December 2002 to July 2007, Mr. Urban was the Chief Underwriting Officer and Head of Reinsurance Operations of Endurance Reinsurance Corporation of America. Prior to Endurance, from November 2000 to November 2002, Mr. Urban served as the Executive Vice President and Chief Underwriting Officer of AXA Corporate Solutions Reinsurance Company ("AXA"), where he managed a reinsurance portfolio of approximately $500 million in premium and a program book of business of approximately $300 million in premium. Prior to AXA, from June 1986 to October 2000, Mr. Urban was employed as a Senior Vice President and Chief Production Officer at Constitution Reinsurance Corporation. Mr. Urban started his career as a Pricing Analyst at North American Reinsurance (Swiss Re) in September 1983. Mr. Urban has a Bachelor of Arts degree from Dartmouth College.
Thomas C. Wafer - Mr. Wafer is the President and a Director of Third Point Reinsurance (USA) Ltd. and has served in this position since December 1, 2014. Prior to joining Third Point Re, Mr. Wafer served as Chairman of Global Reinsurance for Alterra from March 2012 until the close of the Markel transaction in May 2013. Mr. Wafer was previously the Chief Executive Officer of Reinsurance and President for Alterra Reinsurance USA Inc. from July 2011 until March 2012. Mr. Wafer was President of Harbor Point Re U.S. and Harbor Point Services, Inc. since November 2009. From December 2005 until November 2009 he was Managing Director of International Underwriting for Harbor Point Re Limited and New Point Re in Bermuda. From September 1998 until December 2005 he was Managing Director of International Underwriting and Marketing at Chubb Re, Inc. From July 1980 until September 1998 Mr. Wafer held various positions for Willcox, Inc. and Guy Carpenter, most recently as Managing Director and head of the International Division of Guy Carpenter New York. From 1979 to 1980 he was an underwriter in the Commercial Property Division, Chubb Group of Insurance Companies. Mr. Wafer attended Manhattanville College where he earned a BA in Economics. He also holds an MBA in Marketing from Fordham University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on August 15, 2013. On February 25, 2015, the latest practicable date, the last reported sale price of our common shares was $13.92 per share and there were 87 holders of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
The following table sets forth, for the periods indicated, the high and low sales price per share of our common shares as reported by the NYSE:

2014	High	Low
1st Quarter	$18.26	$15.00
2nd Quarter	$16.84	$14.77
3rd Quarter	$16.02	$14.55
4th Quarter	$15.35	$13.77

Fiscal 2013	High	Low
3rd Quarter (starting on August 15, 2013)	$14.58	$12.88
4th Quarter	$18.71	$14.44
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2014:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column 1)
Equity compensation plans approved by shareholders	10,990,841	$13.41	10,052,579
Equity compensation plans not approved by shareholders	—	N/A	—
Total	10,990,841	$13.41	10,052,579

(1) Represents the number of shares associated with options outstanding as of December 31, 2014.
(2) Represents the weighted average exercise price of options disclosed
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.
Performance
The following graph compares the cumulative total shareholder return on our common shares from the date of the Company’s initial public offering on August 15th, 2013 through to December 31, 2014 to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the Dow Jones Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

	Base Period
Company Name/Index	15-Aug-13	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14	30-Sep-14	31-Dec-14
tThird Point Reinsurance Ltd - TPRE	$100.00	$115.92	$148.24	$126.80	$122.08	$116.40	$115.97
■S&P 500 Index	$100.00	$101.22	$111.26	$112.70	$117.99	$118.72	$123.93
▲Dow Jones U.S. P & C Insurance Index	$100.00	$102.60	$110.31	$106.50	$110.87	$110.30	$121.12

1.	The above graph assumes that the value of the investment was $100 on August 15, 2013.

2.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6 Selected Financial Data.
The selected consolidated statements of operations data for the fiscal years ended December 31, 2014, 2013, 2012 and the period from October 6, 2011 (date of incorporation) to December 31, 2011, and the selected consolidated balance sheet data as of December 31, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	2014	2013	2012	2011
	(In thousands, except share and per share data)
Selected Statement of Income Data:
Gross premiums written	$613,300	$401,937	$190,374	$—
Gross premiums ceded	(150)	(9,975)	—	—
Net premiums written	613,150	391,962	190,374	—
Change in net unearned premium reserves	(168,618)	(171,295)	(93,893)	—
Net premiums earned	444,532	220,667	96,481	—
Net investment income	85,582	258,125	136,868	—
Total revenues	530,114	478,792	233,349	—
Loss and loss adjustment expenses incurred, net	283,147	139,812	80,306	—
Acquisition costs, net	137,206	67,944	24,604	—
General and administrative expenses	40,008	33,036	27,376	1,130
Other expenses (1)	7,395	4,922	446	—
Total expenses	467,756	245,714	132,732	1,130
Income (loss) before income tax expense	62,358	233,078	100,617	(1,130)
Income tax expense	(5,648)		—
Income (loss) including non-controlling interests	56,710	233,078	100,617	(1,130)
Income (loss) attributable to non-controlling interests	(6,315)	(5,767)	(1,216)	—
Net income (loss)	$50,395	$227,311	$99,401	$(1,130)
Earnings (loss) per share (2):
Basic	$0.48	$2.58	$1.26	$(0.01)
Diluted	$0.47	$2.54	$1.26	$(0.01)
Weighted average number of common shares:
Basic	103,287,693	87,505,540	78,432,132	78,432,132
Diluted	106,391,058	88,970,531	78,598,236	78,432,132
Property and Casualty Reinsurance Segment - Selected Ratios (3):
Loss ratio (4)	65.5%	65.7%	83.2%	n/a
Acquisition cost ratio (5)	31.5%	31.5%	25.5%	n/a
General and administrative expense ratio (6)	5.2%	10.3%	21.0%	n/a
Combined ratio (7)	102.2%	107.5%	129.7%	n/a

Net investment return on investments managed by TP LLC (8)	5.1%	23.9%	17.7%	n/a

(1) Prior to 2014, deposit liabilities and reinsurance contracts investment expense and changes in estimated fair value of embedded derivatives were recorded in net investment income. As these amounts have become more prominent, the presentation has been modified and deposit liabilities and reinsurance contracts investment expense and changes in the estimated fair value of embedded derivatives are now recorded in other expenses in the consolidated statements of income (loss). As a result, investment expenses of $4.9 million and $0.4 million, that were previously reported in net investment income for the years ended December 31, 2013 and 2012, respectively, are now being reported in other expenses to conform to the current year’s presentation.
(2) Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares. Diluted earnings per share are based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under stock plans using the treasury stock method. U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as ‘’participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. We treat certain of our unvested restricted stock as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share.
(3) Underwriting ratios are for the property and casualty reinsurance segment only. See additional information in Note 22 of the Notes to Consolidated Financial Statements.
(4) Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net, by net premiums earned.
(5) Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(6) General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.
(7) Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.
(8) The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interest. The stated return is net of withholding taxes, which are presented as a component of income tax expense in our consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.

	2014	2013	2012	2011
	(In thousands, except per share data)
Selected Balance Sheet Data:
Total investments in securities and commodities	$1,830,838	$1,460,864	$937,690	$—
Cash and cash equivalents (1)	28,734	31,625	34,005	603,841
Restricted cash and cash equivalents	417,307	193,577	77,627	—
Securities purchased under and agreement to sell	29,852	38,147	60,408	—
Reinsurance balances receivable, net	303,649	191,763	84,280	—
Deferred acquisition costs, net	155,901	91,193	45,383	—
Loss and loss adjustment expenses recoverable	814	9,277	—	—
Total assets	2,852,580	2,159,890	1,402,017	605,263
Reinsurance balances payable	27,040	9,081	—	—
Deposit liabilities (2)	145,430	120,946	50,446	—
Unearned premium reserves	433,809	265,187	93,893	—
Loss and loss adjustment expense reserves	277,362	134,331	67,271	—
Total liabilities	1,300,532	649,494	473,696	19,838
Shareholders’ equity attributable to shareholders (3)	1,451,913	1,391,661	868,544	585,425
Non-controlling interests	100,135	118,735	59,777	—
Total shareholders’ equity	$1,552,048	$1,510,396	$928,321	$585,425

Book value per share data:
Book value per share (4)	$14.04	$13.48	$11.07	$9.73
Diluted book value per share (5)	$13.55	$13.12	$10.89	$9.73

Selected ratios:
Growth in diluted book value per share (6)	3.3%	20.5%	11.9%	n/a
Return on beginning shareholders’ equity (7)	3.6%	23.4%	13.0%	n/a

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
(4) Book value per share is a non-GAAP financial measure. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, by the number of issued and outstanding shares at period end. See the reconciliation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Book Value Per Share and Diluted Book Value Per Share.”
(5) Diluted book value per share is a non-GAAP financial measure. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. See the reconciliation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Book Value Per Share and Diluted Book Value Per Share.”
(6) Growth in diluted book value per share is calculated by taking the change in diluted book value per share divided by the beginning of period diluted book value per share.
(7) Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income by the beginning of year shareholders’ equity attributable to shareholders. For purposes of determining December 31, 2011 shareholders’ equity attributable to shareholders, we add back the impact of subscriptions receivable to shareholders’ equity attributable to shareholders. For the year ended December 31, 2013, we have also adjusted the beginning shareholders’ equity for the impact of the issuance of shares in our IPO on a weighted average basis. These adjustments lower the stated returns on beginning shareholders’ equity. See the reconciliation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Return on Beginning Shareholders’ Equity.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with Part II, Item 6. “Selected Financial Data”, and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”).

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
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide property and casualty reinsurance coverage to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager. We believe that our reinsurance and investment strategy differentiates us from our competitors.
We manage our business on the basis of two operating segments: Property and Casualty Reinsurance and Catastrophe Risk Management. We also have a corporate function that includes our net investment income on capital and certain general and administrative expenses related to corporate activities.
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves and the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We assume a limited amount of catastrophe risk within the property and casualty segment. We anticipate that our property catastrophe exposures will consistently remain relatively low when compared to many other reinsurers with whom we compete.
In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of TPRUSA. For future periods, the results of Third Point Re USA will be reflected in the results of the Property and Casualty Reinsurance segment. Third Point Re USA has not conducted any operations to date and TPRUSA’s only operations to date relate to accessing financing on behalf of Third Point Re USA. As a result, Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. Period to period comparisons of their results of operations may not be meaningful. Third Point Re USA expects to provide reinsurance products that are substantially similar to the reinsurance products currently provided by Third Point Re. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we expect to strengthen our relationships with U.S. cedents and brokers. We also expect to develop a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.
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
Catastrophe Risk Management
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. On June 15, 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. We subsequently announced a strategic arrangement with Hiscox Insurance Company (Bermuda) Limited (“Hiscox”) to launch a collateralized catastrophe reinsurance underwriting fund management business through these entities.  The Catastrophe Fund Manager, a Bermuda exempted company, is the investment manager of the Catastrophe Fund.  In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. Despite the Catastrophe Fund’s solid investment returns from its inception, we are winding it down due to challenging market conditions and competition with other collateralized reinsurance and insurance-liked securities vehicles. Catastrophe reinsurance pricing and the fees available to manage catastrophe risk have decreased significantly in the past two years.  The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.
As of December 31, 2014, the Catastrophe Fund had a net asset value of $119.7 million (December 31, 2013 - $104.0 million), and our investment in the Catastrophe Fund was $59.5 million (December 31, 2013 - $54.8 million). There are no additional guarantees by us and no recourse to us beyond this investment.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under a long-term investment management contract. We directly own the investments that are held in a separate account and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds.
Limited Operating History and Comparability of Results
We were incorporated on October 6, 2011 and completed our initial capitalization on December 22, 2011. We began underwriting business on January 1, 2012. We completed an initial public offering of common shares on August 20, 2013 (the “IPO”). As a result, we have a limited operating history and are exposed to volatility in our results of operations. Period to period comparisons of our results of operations may not be meaningful.
In addition, the amount of premiums written may vary from year to year and from period to period as a result of several factors, including changes in market conditions and our view of the long-term profit potential of individual lines of business.
Non-GAAP Financial Measures
We have included financial measures that are not calculated under standards or rules that comprise GAAP. Such measures, including net investment income on float, book value per share, diluted book value per share and return on beginning shareholders’ equity, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of the underlying business. These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of such measures to the most comparable GAAP figures are referenced below.
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
The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(9,552)	$(15,828)	$(28,719)
Combined ratio (1)	102.2%	107.5%	129.7%

Key investment return metrics:
Net investment income	$85,582	$258,125	$136,868
Net investment return on investments managed by Third Point LLC	5.1%	23.9%	17.7%

Key shareholders’ value creation metrics:
Book value per share (2)	$14.04	$13.48	$11.07
Diluted book value per share (2)	$13.55	$13.12	$10.89
Growth in diluted book value per share (2)	3.3%	20.5%	11.9%
Return on beginning shareholders’ equity (3)	3.6%	23.4%	13.0%

(1) See Note 22 to the accompanying consolidated financial statements for an explanation and calculation of net underwriting loss and combined ratio.
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
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. The combined ratio compares the amount of net premiums earned to the amount incurred in claims and underwriting related expenses. This ratio is a key indicator of a reinsurance company’s profitability. A combined ratio greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 22 to our consolidated financial statements.
Net Investment Income
Net investment income is an important measure that affects overall profitability. Net investment income is affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operation. Pursuant to our investment management agreements, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. Our investment management agreements allow us to withdraw cash from our investment account with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses.
We track excess cash flows generated by our property and casualty reinsurance operation, or float, in a separate account that allows us to also track the net investment income generated on the float. We believe that net investment income generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of incentive compensation. Net income on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income on float to net investment income.
Net investment income for the years ended December 31, 2014, 2013 and 2012 was comprised of the following:

	2014	2013	2012
	($ in thousands)
Net investment income on float	$11,305	$26,953	$4,901
Net investment income on capital	73,050	226,751	131,967
Net investment income on investments managed by Third Point LLC	84,355	253,704	136,868
Net investment income on cash collateral held by the Catastrophe Reinsurer	101	86	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	982	4,335	—
Net gain on catastrophe bond held by the Catastrophe Reinsurer	144	—	—
Net investment income	$85,582	$258,125	$136,868
Prior to 2014, deposit liabilities and reinsurance contracts investment expense and changes in the estimated fair value of embedded derivatives were recorded in net investment income. As these amounts have become more prominent, the presentation has been modified, and deposit liabilities and reinsurance contracts investment expense and changes in the estimated fair value of embedded derivatives are now recorded in other expenses in the condensed consolidated statements of income. As a result, investment expenses of $4.9 million and $0.4 million that were previously reported in net investment income for the years ended December 31, 2013 and 2012, respectively, are now reported in other expenses to conform to the current period’s presentation.
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interest. The stated return is net of withholding taxes, which are presented as a component of income tax expense in our consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning of year shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders. For purposes of determining December 31, 2011 shareholders’ equity attributable to shareholders, we add back the impact of subscriptions receivable to shareholders’ equity attributable to shareholders. For the year ended December 31, 2013, we have also adjusted the beginning shareholders’ equity for the impact of the issuance of shares in our IPO on a weighted average basis. These adjustments lower the stated returns on beginning shareholders’ equity. We believe this metric is used by investors to supplement measures of our profitability.

Return on beginning shareholders’ equity for the years ended December 31, 2014, 2013 and 2012 was calculated as follows:

	2014	2013	2012
	($ in thousands)
Net income	$50,395	$227,311	$99,401
Shareholders’ equity attributable to shareholders - beginning of period	1,391,661	868,544	585,425
Subscriptions receivable	—	—	177,507
Impact of weighting related to shareholders’ equity from IPO	—	104,502	—
Adjusted shareholders’ equity attributable to shareholders - beginning of period	$1,391,661	$973,046	$762,932
Return on beginning shareholders’ equity	3.6%	23.4%	13.0%
Book Value Per Share and Diluted Book Value Per Share
Book value per share and diluted book value per share are non-GAAP financial measures. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, by the number of issued and outstanding shares at period end. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders, adjusted for subscriptions receivable, and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. For unvested restricted shares with a performance condition, we include the unvested restricted shares that we consider vesting to be probable. Prior to TPRE’s initial public offering, the market share price was assumed to be equal to the fully diluted book value per share. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows our management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
For the year ended December 31, 2014, book value per share increased by $0.56 per share, or 4.2%, to $14.04 per share from $13.48 per share as of December 31, 2013. For the year ended December 31, 2013, book value per share increased by $2.41 per share, or 21.8%, to $13.48 per share from $11.07 per share as of December 31, 2012.
For the year ended December 31, 2014, diluted book value per share increased by $0.43 per share, or 3.3%, to $13.55 per share from $13.12 per share as of December 31, 2013. For the year ended December 31, 2013, diluted book value per share increased by $2.23 per share, or 20.5%, to $13.12 per share from $10.89 per share as of December 31, 2012.
The increase in basic and diluted book value per share for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to net income during the year. The increase in basic and diluted book value per share for the year ended December 31, 2013 compared to the year ended December 31, 2012 was driven primarily by net income partially offset by the offering costs incurred with our IPO.
The growth in diluted book value per share in both years was also impacted by warrants and share compensation issued to our Founders, employees, directors and an advisor, including the additional warrants and options that became exercisable as a result of meeting the performance condition after the IPO.

The following table sets forth the computation of basic and diluted book value per share as of December 31, 2014, 2013 and 2012:

	2014	2013	2012
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders’ equity	$1,552,048	$1,510,396	$928,321
Less: non-controlling interests	(100,135)	(118,735)	(59,777)
Shareholders’ equity attributable to shareholders	1,451,913	1,391,661	868,544
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512	36,480
Effect of dilutive share options issued to directors and employees	61,705	101,274	51,670
Diluted book value per share numerator:	$1,560,130	$1,539,447	$956,694
Basic and diluted book value per share denominator:
Issued and outstanding shares	103,397,542	103,264,616	78,432,132
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163	3,648,006
Effect of dilutive share options issued to directors and employees	6,151,903	8,784,861	5,167,045
Effect of dilutive restricted shares issued to directors and employees (1)	922,610	657,156	619,300
Diluted book value per share denominator:	115,123,218	117,357,796	87,866,483

Basic book value per share	$14.04	$13.48	$11.07
Diluted book value per share	$13.55	$13.12	$10.89

(1) As of December 31, 2014, the effect of dilutive restricted shares issued to directors and employees was comprised of 616,114 of restricted shares with a service condition only and 306,496 restricted shares with a service and performance condition that were considered probable of vesting.
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
Premiums from our property and casualty reinsurance business assumed are directly related to the number, type and pricing of contracts we write. Premiums are earned over the contract period based on the exposure period of the underlying contracts of the ceding company.
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

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes and other direct expenses that relate to our writing reinsurance contracts and are presented net of commissions ceded under reinsurance contracts. We amortize deferred acquisition costs in the same proportion that the premiums are earned.
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders, pursuant to our investment management agreements and performance fees we pay to Third Point Advisors LLC. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to Third Point Advisors LLC. We include these expenses in net investment income in our consolidated statement of income.
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
Critical Accounting Policies and Estimates
See Note 2 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting and reporting policies.
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
Premium Revenue Recognition including evaluation of Risk Transfer
For each contract that we write, we estimate the ultimate premiums for the entire contract period and record this estimate at the inception of the contract, to the extent the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers. See Note 2 to our consolidated financial statements for additional information on premium revenue recognition.
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
Changes in premium estimates may not result in a direct impact to net income or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by proportional changes in acquisition costs and net loss and loss adjustment expenses.

During the year ended December 31, 2014, we recorded $(12.1) million of changes in premium estimates on prior years’ contracts, (2013 - $(35.7) million). There was insignificant impact on net income of these changes in premium estimates for the years ended December 31, 2014 and 2013. The 2014 changes in premium estimates were primarily due to clients writing less business than initially expected. The 2013 changes in premium estimates were primarily due to return premiums on contracts that expired in 2013 and that included a contractual provision to return the unearned premiums at expiration. There were no changes in premium estimates for the year ended December 31, 2012 because we commenced our underwriting activities in 2012.
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting. See Note 11 to our consolidated financial statements for additional information on deposit contracts entered into to date.
Loss and Loss Adjustment Expense Reserves
Our loss and loss adjustment expense reserves include case reserves and reserves for losses incurred but not yet reported (“IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses that are known to us. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
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
As loss information is received from the cedents, we incorporate other actuarial methods in our projection of ultimate losses and, hence, reserves. In our pricing analysis, we typically use a significant amount of information unique to the individual client and, when necessary, supplement the analysis with industry data. Industry data primarily takes the form of paid and incurred development patterns from statutory financial statements and statistical agencies. For our actuarial reserve projections, the relevant information we receive from our reinsurance clients include premium estimates, paid loss and loss adjustment expenses and case reserves. We review the data for reasonableness and research any anomalies. On each contract, we compare the expected paid and incurred amounts at each quarter-end with actual amounts reported. We also compare premiums received with projected premium receipts at each quarter end.
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
Incurred Loss Development Method. This method estimates ultimate losses by using past incurred loss development factors and applying them to exposure periods with further expected incurred loss development. Since incurred losses include payments and case reserves, changes in both of these amounts are incorporated in this method. This approach provides a larger volume of data to estimate ultimate losses than paid loss methods. Thus, incurred loss patterns may be less varied than paid loss patterns, especially for coverages that have historically been paid out over a long period of time but for which claims are incurred relatively early and case loss reserve estimates are established.
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
Key to the projection of ultimate loss is the amount of credibility or weight assigned to each actuarial method. Each method has advantages and disadvantages, and those can change depending on numerous factors including the reliability of the underlying data. For most actuaries, the selection and weighting of the projection methods is a highly subjective process. In order to achieve a desirable amount of consistency from study to study and between contracts, we have implemented a weighting scheme that incorporates numerous “rules” for the weighting of actuarial methods. These rules attempt to effectively codify the judgmental process used for selecting weights for the various methods. There can be circumstances where the rules would be modified for a specific reinsurance contract; examples would include a large market event or new information on historical years that may cause us to increase our a priori loss ratio.
As part of our quarterly reserving process, loss-sensitive contingent expenses (e.g., profit commissions, sliding-scale ceding commissions, etc.) are calculated on an individual contract basis. These expense calculations are based on the updated ultimate loss estimates derived from our quarterly reserving process.
Our reserving methodologies use a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodologies are reasonable, the ultimate payments may vary, potentially materially, from the estimates that we have made.
Sensitivity Analysis
The table below shows the impact on our loss and loss adjustment expense reserves, net, acquisition costs, net income and shareholders’ equity as of and for the year ended December 31, 2014 of reasonably likely changes to the actuarial assumption used to estimate our December 31, 2014 loss and loss adjustments expenses incurred. Since many contracts that we write have sliding scale commissions or other loss mitigating features that adjust with the loss and loss adjustment expenses incurred, we consider this contractual feature to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
The following table illustrates the aggregate impact of a ten percent increase and decrease applied to the ultimate loss and loss adjustment expenses incurred, net for each in-force contract in the property and casualty reinsurance segment. These increases and decreases are only applied to contracts which currently have material reserves outstanding (where material is defined as more than 10% of ultimate loss and loss adjustment expenses incurred, net). Ultimate losses and loss adjustment expenses incurred, net represents the sum we will be obligated to pay for fully developed claims (i.e., paid losses plus outstanding reported losses and IBNR losses). The ultimate loss and loss adjustment expenses incurred, net includes all related loss adjustment expenses less recoveries made from inuring reinsurance, salvage, and subrogation.

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$38,643	$(38,643)
Acquisition costs, net	(8,645)	17,816
Decrease (increase) in net underwriting income	29,998	(20,827)
Total shareholders’ equity	$1,552,048	$1,552,048
Increase (decrease) in shareholders’ equity	(1.9)%	1.3%
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
As an extension of our underwriting activities, the Catastrophe Reinsurer historically has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the consolidated balance sheets at fair value, with changes in the fair value of these derivatives recorded in net investment income in the consolidated statements of income. These contracts are valued on the basis of models developed by us, which approximates fair value.
In the second quarter of 2014, the Catastrophe Reinsurer purchased a catastrophe bond. This catastrophe bond is recorded in the consolidated balance sheet at fair value, with changes in the fair value recorded in net investment income in the consolidated statements of income. This catastrophe bond is valued using the average of the bids from a minimum of two broker-dealers or other market makers.
We also have derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in net income. Our embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on our investments managed by Third Point LLC. We determine the value of the embedded derivatives using models developed internally, which approximates fair value.
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
We value our investments in affiliated investment funds at fair value, which is an amount equal to the sum of the capital account in the limited partnership generally determined from financial information provided by the investment manager of the investment funds. The resulting net gains or net losses are reflected in the consolidated statements of income.
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
We perform several processes to ascertain the reasonableness of the valuation of all of our investments comprising our investment portfolio, including securities that are categorized as Level 2 and Level 3 within the fair value hierarchy. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from Third Point LLC, (ii) obtaining and reviewing monthly NAV and investment return reports received directly from our third-party fund administrator, which are compared to the reports noted in (i), and (iii) monthly update discussions with Third Point LLC regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from outside service providers.
For the years ended December 31, 2014, 2013 and 2012, there were no changes in the valuation techniques as it relates to the above.

Monetary assets and liabilities denominated in foreign currencies are translated at the closing rates of exchange as of December 31, 2014. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the consolidated statement of income.
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
The key inputs for corporate, government and sovereign bond valuation are coupon frequency, coupon rate and underlying bond spread. The key inputs for asset-backed securities are yield, probability of default, loss severity and prepayment. Key inputs for OTC valuations vary based on the type of underlying security on which the contract was written.
See Note 5 to our consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.

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

While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available. As a result, we believe market conditions will remain challenging in the near term and may worsen. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events during 2013 and 2014. As a result of challenging market conditions and competition with other collateralized reinsurance and insurance-linked securities vehicles, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.

In non-catastrophe lines of business, we focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as result of a client’s growth or historically poor performance. Most of our senior management team have spent decades within the reinsurance market and as they cultivate their relationships with intermediaries and reinsurance buyers, we are seeing an increased flow of submissions in the lines and types of reinsurance we target. Although we are typically presented by brokers with proposed structures on syndicated deals, we seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These solutions may take the form of aggregate stop loss covers, loss portfolio transfers or adverse development reserve covers where clients seek capital relief and enhanced investment returns on their loss and unearned premium reserves. We continue to see strong submission flow in this space.

In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of TPRUSA. Third Point Re USA has not conducted any operations to date and TPRUSA’s only operations to date relate to accessing financing on behalf of Third Point Re USA. As a result, Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. Period to period comparisons of their results of operations may not be meaningful. Third Point Re USA expects to provide reinsurance products that are substantially similar to the reinsurance products currently provided by Third Point Re. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we expect to strengthen our relationships with U.S. cedents and brokers. We also expect to develop a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.
Consolidated Results of Operations—Years ended December 31, 2014, 2013 and 2012:
2014 compared to 2013
For the year ended December 31, 2014, our net income decreased by $176.9 million, or 77.8%, to $50.4 million, compared to net income of $227.3 million for the year ended December 31, 2013.
The change in net income for the the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the following:

•
For the year ended December 31, 2014, we recorded net investment income of $85.6 million, compared to $258.1 million for the year ended December 31, 2013. The return on investments managed by Third Point LLC was 5.1% for the year ended December 31, 2014 compared to 17.7% for the year ended December 31, 2013. The decrease in net investment income from lower returns was partially offset by higher average investments managed by Third Point LLC.

•
The net underwriting loss from our property and casualty reinsurance segment for the year ended December 31, 2014 was $9.6 million, compared to a net underwriting loss of $15.8 million for the year ended December 31, 2013. The combined ratio for the year ended December 31, 2014 was 102.2% compared to 107.5% for the year ended December 31, 2013. The improvement in the net underwriting loss is due to a higher in-force book of business for 2014 on a relatively consistent composite ratio. The lower combined ratio is primarily due to a lower general and administrative expense ratio, which has continued to decrease due to proportionately higher net premiums earned.

•
Our catastrophe risk management segment contributed net income of $4.6 million for the year ended December 31, 2014 compared to net income of $3.4 million for the year ended December 31, 2013 due to higher assets under management and fewer losses in 2014.

2013 compared to 2012
For the year ended December 31, 2013, our net income increased by $127.9 million, or 128.7%, to $227.3 million, compared to net income of $99.4 million for the year ended December 31, 2012.
The increase in net income for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to the following:

•
For the year ended December 31, 2013, we recorded net investment income of $258.1 million, compared to $136.9 million for the year ended December 31, 2012. The return on investments managed by Third Point LLC was 23.9% for the year ended December 31, 2013 compared to 17.7% for the year ended December 31, 2012.

•
The net underwriting loss from our property and casualty reinsurance segment for the year ended December 31, 2013 was $15.8 million, compared to a net underwriting loss of $28.7 million for the year ended December 31, 2012. The combined ratio for the year ended December 31, 2013 was

107.5% compared to 129.7% for the year ended December 31, 2012. The underwriting results for the year ended December 31, 2012 included a $10.0 million underwriting loss on one crop contract.

•
Our catastrophe risk management segment contributed net income of $3.4 million for the year ended December 31, 2013 compared to a net loss of $1.5 million for the year ended December 31, 2012. The Catastrophe Reinsurer wrote no business before January 1, 2013. The year ended December 31, 2012 included certain start-up related expenses related to formation of this segment.

Segment Results—Years ended December 31, 2014, 2013 and 2012
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises two operating segments - Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes net investment income on capital and general and administrative expenses related to our corporate activities.
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
Property and Casualty Reinsurance
Gross premiums written. Gross premiums written increased by $207.7 million, or 52.8%, to $601.3 million for the year ended December 31, 2014 from $393.6 million for year ended December 31, 2013. Gross premiums written increased by $203.2 million, or 106.7%, to $393.6 million for the year ended December 31, 2013 from $190.4 million for year ended December 31, 2012.
We began underwriting on January 1, 2012 and continue to cultivate our underwriting relationships with intermediaries and reinsurance buyers and, as a result, we believe submission flow remains strong. We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period. Despite challenging market conditions, we have managed to grow rapidly due to the strength of our relationships. In addition, our reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can be significant. We also offer customized solutions to our clients, including adverse development covers, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers, which are considered retroactive reinsurance contracts, at the inception of the contract. This premium recognition policy can further impact the comparability of premiums earned in a period.
As a result of these factors, we may experience volatility in the amount of gross premiums written and earned and period to period comparisons may not be meaningful. For future periods, the results of our Property and Casualty Reinsurance segment will include the results of Third Point Re USA, which may further impact comparability of results.
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	($ in thousands)
Property	$106,834	17.8%	$67,612	17.2%	$103,174	54.2%
Casualty	266,763	44.4%	210,017	53.4%	44,700	23.5%
Specialty	227,708	37.8%	115,959	29.4%	42,500	22.3%
	$601,305	100.0%	$393,588	100.0%	$190,374	100.0%
The change in gross premiums written for the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by:

Factors resulting in increases:

•
We wrote $370.1 million of new business for the year ended December 31, 2014, consisting of $221.5 million of new specialty business, $105.7 million of new casualty business and $42.9 million of new property business.

•
Changes in renewal premiums during the year ended December 31, 2014 resulted in increased premiums of $34.5 million. Premiums can change on renewals of contracts for a number of factors including: changes in our line size or participation, changes in the underlying premium volume of the client’s program, pricing trends as well as other contractual terms and conditions.

•
One contract written in the year ended December 31, 2013 was canceled and re-written in 2014 with increased participation and an extended coverage period, resulting in $16.5 million of additional premiums recognized in 2014.

•
Other changes, such as amendments to existing contracts to increase coverage or to add other terms resulted in additional premiums of $12.9 million in the year ended December 31, 2014 compared to additional premiums of $8.0 million for similar reasons for the year ended December 31, 2013.

•
Reductions in premium estimates relating to prior years’ contracts were $12.1 million and $35.7 million for the years ended December 31, 2014 and 2013, respectively. The changes in estimates for the year ended December 31, 2014 were primarily due to clients writing less business than expected. For the year ended December 31, 2013, the decrease in premium was primarily due to return premiums on contracts that expired during the period, which included provisions within the contract to return the unearned premiums at expiration. For contracts that renewed or were written in 2013 and 2014 with these provisions, we considered the expected return premium in determining our initial premium estimates.

Factors resulting in decreases:

•
We recognized $140.9 million of premium in the year ended December 31, 2013 that did not renew in the year ended December 31, 2014, primarily due to multi-year contracts written that were not subject to renewal, or which we elected not to renew, in the comparable current year period.

•
We did not renew five reinsurance contracts accounting for $101.0 million of premiums for the year ended December 31, 2013, primarily as a result of pricing and other changes in reinsurance contract structure, terms and conditions.

The change in gross premiums written for the year ended December 31, 2013 compared to the year ended December 31, 2012 was driven by:
Factors resulting in increases:

•
We wrote $269.0 million of new business for the year ended December 31, 2013, consisting of $19.5 million of new property business, $143.4 million of new casualty business and $106.1 million of new specialty business.

•
Changes in renewal premiums during the year ended December 31, 2013 resulted in increased premiums of $21.7 million. Premiums can change on renewals of contracts for a number of factors including: changes in our line size or participation, changes in the underlying premium volume of the client’s program, pricing trends as well as other contractual terms and conditions. The increase was primarily due to one contract that was written for one year in 2012 and renewed as a two year contract in 2013 with other generally offsetting changes on other renewal business.

•	We amended two existing contracts to increase coverage resulting in $21.0 million of premium.
Factors resulting in decreases:

•
Reductions in premium estimates relating to prior years’ contracts were $35.7 million for the year ended December 31, 2013 primarily due to return premiums on contracts, which expired during the period, which included provisions within the contract to return the unearned premiums at expiration. For contracts that renewed or were written in 2013 with these provisions, we considered the expected return premium in determining our initial premium estimates.

•
We did not renew four reinsurance contracts accounting for $72.8 million of premiums for the year ended December 31, 2012, with three of the contracts not renewing as a result of pricing and other changes in reinsurance contract structure, terms and conditions. In addition, our crop contract, which accounted for $42.5 million of premium for the year ended December 31, 2012, was written in 2013 with a new counterparty and is included as $35.0 million of new business above.

Premiums ceded. Premiums ceded for the year ended December 31, 2014 were $0.2 million (2013 - $10.0 million and 2012 - $nil). We purchased one retrocessional protection in 2014 to limit our catastrophe risk on one contract. The 2013 premiums ceded of $10.0 million related to the purchase of retrocessional protection related to our one assumed crop contract that did not renew in 2014.
Net premiums earned. Net premiums earned for the year ended December 31, 2014 increased $219.7 million, or 103.3%, to $432.3 million. Net premiums earned for the year ended December 31, 2013 increased $116.1 million, or 120.3%, to $212.6 million. The year ended December 31, 2014 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written and increased premiums from renewals, compared to the years ended December 31, 2013 and 2012. In addition, the year ended December 31, 2014, includes net premiums earned of $83.1 million (2013 - $39.8 million and 2012 - $nil) related to retroactive exposure in reinsurance contracts where we recorded the gross premiums written and earned at the inception of the contract.
Net investment income. Net investment income allocated to the Property and Casualty Reinsurance segment consists of net investment income on float and was $11.3 million for the year ended December 31, 2014 compared to $27.0 million for the year ended December 31, 2013. The decrease in net investment income on float for the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to lower investment returns on investments managed by Third Point LLC partially offset by an increase in the total amount of the investments attributable to float managed by Third Point LLC. See the net investment income discussion below under “Corporate function” for explanations of the investment returns on investments managed by Third Point LLC and total net investment income for the periods presented.
Net loss and loss adjustment expenses. The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves and do not include acquisition related and other expenses. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period.
2014 compared to 2013
Net loss and loss adjustment expenses for the year ended December 31, 2014 were $283.2 million, or 65.5% of net premiums earned, compared to $139.6 million, or 65.7% of net premiums earned, for the year ended December 31, 2013.
For the year ended December 31, 2014, we recorded $0.7 million of net favorable prior years’ reserve development and $2.9 million of net favorable development resulting from decreases in premium estimates on certain contracts. For the year ended December 31, 2013, we recorded net favorable prior year’s reserve development of $1.3 million and $3.4 million of net favorable development resulting from decreases in premium estimates on certain contracts, primarily related to one crop contract. The reserve and premium estimate changes generally offset resulting in no material impact to net underwriting income or net loss ratio for the years ended December 31, 2014 and 2013.
2013 compared to 2012
Net loss and loss expenses for the year ended December 31, 2013 was $139.6 million, or 65.7% of net premiums earned, compared to $80.3 million, or 83.2% of net premiums earned, for the year ended December 31, 2012.

The decrease in the loss ratio for the year ended December 31, 2013 was primarily due to the crop losses that were recorded in the year ended December 31, 2012. During the year ended December 31, 2012, we increased our crop loss from our initial loss estimate by $13.4 million. This crop reinsurance contract accounted for $10.0 million of net underwriting loss for the year ended December 31, 2012.
As noted above, we recorded $1.3 million of net favorable prior years’ reserve development for the year ended December 31, 2013. We commenced underwriting in 2012 and therefore did not have any prior years’ reserve development for the 2012 year.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs are presented net of commissions ceded under reinsurance contracts. Acquisition costs for the year ended December 31, 2014 were $136.2 million (2013 - $67.0 million and 2012 - $24.6 million), or 31.5% of net premiums earned (2013 - 31.5% and 2012 - 25.5%). The acquisition cost ratio for the year ended December 31, 2013 was higher than the year ended December 31, 2012 due to a change in business mix.
The reinsurance contracts we write have a wide range of acquisition cost ratios. As a result, our acquisition cost ratio can vary significantly from period to period depending on the mix of business. For example, our property quota share contracts have a higher initial acquisition cost ratio compared to other casualty and specialty lines of business due to inuring catastrophe reinsurance, which increases the acquisition cost ratio on those contracts.  Our property quota share contracts are structured to limit the amount of property catastrophe exposure we assume.  As a result, inuring catastrophe reinsurance for the property catastrophe exposure reduces the amount of premium we assume relative to the acquisition costs or is an additional component of the acquisition costs. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts generally have a low initial acquisition cost ratio. In addition, we record the gross premiums written and earned for retroactive reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period. Furthermore, a number of our contracts have a sliding scale commission or profit commission feature that will vary depending on the expected loss expense for the contract. As a result, changes in estimates of loss and loss adjustment expenses on a contract can result in changes in the sliding scale commissions or profit commissions and a contract’s overall acquisition cost ratio.
General and administrative expenses. General and administrative expenses for the year ended December 31, 2014 were $22.5 million (2013 - $21.8 million and 2012 - $20.3 million), or 5.2% of net premiums earned (2013 - 10.3% and 2012 - 21.0%).
The increase in general and administrative expenses for the year ended December 31, 2014 compared to the prior year was primarily due to increased headcount and related employee costs partially offset by lower stock compensation expense as a result of the IPO which occurred in the year ended December 31, 2013. The increase in general and administrative expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to additional share compensation expense as a result of the performance condition applicable to option awards having been met in conjunction with the completion of the IPO. In addition, we had increased headcount and related staff costs as we continued to build out our management team and infrastructure throughout 2012 and 2013. These increases were partially offset by signing bonuses included in the year ended December 31, 2012.
Although general and administrative expenses increased in each year, the general and administrative expense ratio has continued to decrease due to proportionately higher net premiums earned during the corresponding periods.
Catastrophe Risk Management
The Catastrophe Reinsurer wrote no business before January 1, 2013. From January 1, 2013, the underwriting results of the Catastrophe Reinsurer as well as results of the Catastrophe Fund, the entities for which the Catastrophe Fund Manager underwrites and manages catastrophe risk, are captured with the Catastrophe Fund Manager in this segment. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. Despite the Catastrophe Fund’s solid investment returns from its inception, we are winding it down due to challenging market conditions and competition with other collateralized reinsurance and insurance-

linked securities vehicles. Catastrophe reinsurance pricing and the fees available to manage catastrophe risk have decreased significantly in the past two years.  The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.
Gross premiums written. Gross premiums written were $12.0 million for the year ended December 31, 2014 compared to $8.3 million for the year ended December 31, 2013.
Net premiums earned. Net premiums earned were $12.2 million for the year ended December 31, 2014 compared to $8.1 million for the year ended December 31, 2013.
Net investment income. Net investment income of $1.2 million for the year ended December 31, 2014 compared to $4.4 million for the year ended December 31, 2013. The net investment income for both periods relates primarily to gains on derivative reinsurance contracts written by the Catastrophe Reinsurer. The Catastrophe Reinsurer wrote fewer contracts in the form of derivatives in 2014 compared to 2013.
Net loss and loss adjustment expenses. There were nil net loss and loss adjustment expenses for the year ended December 31, 2014. Net loss and loss adjustment expenses were $0.2 million for the year ended December 31, 2013, related to tornadoes, hail and severe thunderstorms that occurred in the United States in 2013.
Acquisition costs. Acquisition costs include commissions, brokerage and excise taxes. Acquisition costs for the year ended December 31, 2014 were $1.1 million compared to $1.0 million for the year ended December 31, 2013.
General and administrative expenses. General and administrative expenses consist of costs associated with the employee leasing agreement, catastrophe modeling and legal and accounting expenses. General and administrative expenses for the year ended December 31, 2014 were $3.1 million (2013 - $3.9 million and 2012 - $1.5 million). The decrease is primarily attributable to reduced allocations of costs to this segment for 2014. We will continue to incur general and administrative expenses during 2015 because the Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.
Corporate function
Investment results
For the year ended December 31, 2014, we recorded net investment income of $73.1 million (2013 - $226.8 million and 2012 - $132.0 million).
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy:

	2014	2013	2012
Long/short equities	2.7%	17.5%	7.8%
Asset-backed securities	2.5%	3.0%	2.3%
Corporate credit	0.5%	2.1%	3.2%
Macro and other	(0.6)%	1.3%	4.4%
	5.1%	23.9%	17.7%

S&P 500	13.7%	32.4%	16.0%

The returns for the year ended December 31, 2014 were largely attributable to Third Point LLC’s equity and structured credit strategies.  Within equities, healthcare and industrials and commodities were the strongest performing sectors, accounting for nearly half of total returns for the year. Investments in Third Point LLC’s performing credit and macro strategies both detracted moderately from 2014 net investment income.  Net investment income for the year ended December 31, 2014 benefited from higher average investments managed by Third Point LLC compared to the prior year period due to the float contributed by our property and casualty reinsurance operations.

The returns for the year ended December 31, 2013 were driven primarily by equity positions and to a lesser extent by gains in structured credit, corporate credit and macro positions. Net investment income for the year ended
December 31, 2013 benefited from higher average investments managed by Third Point LLC compared to the prior year periods due to the net proceeds generated by our IPO and float contributed by our property and casualty reinsurance operations.
For the year ended December 31, 2012, the performance of our investment portfolio, as managed by Third Point LLC, was driven by positive results across all investment strategies coupled with strong gains in several core holdings, particularly large positions in Greek government bonds and Yahoo! Inc.
All of our assets managed by Third Point LLC are held in separate accounts and managed under two investment management agreements whereby Third Point Advisors LLC, an affiliate of Third Point LLC, has a non-controlling interest in the assets held in the separate accounts. The value of the non-controlling interest is equal to the amounts invested by Third Point Advisors LLC, plus performance fees paid by us to Third Point Advisors LLC and investment gains and losses thereon.
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
General and administrative expenses related to corporate activities
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a related headcount analysis. For the year ended December 31, 2014, general and administrative expenses allocated to the corporate function were $14.4 million (2013 - $7.3 million and 2012 - $5.6 million). The increase compared to the prior year periods was primarily due to greater payroll and related expenses as a result of increased headcount and increased legal and other professional advisor expenses as a result of operating as a public company.
Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to our investment guidelines as specified in our two investment management agreements with Third Point LLC, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of OECD high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than 30 days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy all our liquidity requirements.
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

We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Under the Companies Act, as amended, a Bermuda company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment, be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Under the Insurance Act, Third Point Re and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if it is in breach of their respective minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where either Third Point Re or Third Point Re USA, as a Class 4 insurer, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (“BMA”).
In addition, each of Third Point Re and Third Point Re USA, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its respective total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least 2 directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio.
As of December 31, 2014, Third Point Re could pay dividends to the Company of approximately $324.0 million (2013 - $325.9 million). On February 26, 2015, Third Point Re declared and paid a dividend of $158.0 million to Third Point Reinsurance Ltd. These funds were ultimately used to partially capitalize Third Point Re USA.
Liquidity and Cash Flows
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase investments.
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment earnings realized and (2) loss and loss expenses paid, reinsurance purchased and underwriting and other expenses paid. Net cash provided by underwriting activities results from excluding investment earnings realized from our operating cash flows results in net cash provided by underwriting activities. Cash flows from operations may differ substantially from net income and may be volatile from period to period depending on the underwriting opportunities available to us. Due to the nature of our underwriting portfolio, the potential for large claim payments can be substantial and unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected.
Operating, investing and financing cash flows for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	($ in thousands)
Net cash provided by (used in) operating activities	$122,430	$19,709	$(30,892)
Net cash used in investing activities	(119,053)	(427,144)	(806,098)
Net cash provided by (used in) financing activities	(6,268)	405,055	267,154
Net decrease in cash and cash equivalents	(2,891)	(2,380)	(569,836)
Cash and cash equivalents at beginning of year	31,625	34,005	603,841
Cash and cash equivalents at end of year	$28,734	$31,625	$34,005

Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. As our underwriting activities have continued

to increase from our start of operation in January 2012, we have generated increasing cash flows from operating activities as the collection of premiums has exceeded the payment of loss and loss adjustment expenses and general and administrative expenses.  Excess cash generated through our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.

For the years ended December 31, 2014, 2013 and 2012, we contributed $163.0 million, $124.0 million and $59.0 million, respectively, to our separate account managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not necessarily correspond to the net cash provided by operating activities as presented in the consolidated statements of cash flows prepared in accordance with US GAAP.
Cash flows used in investment activities primarily reflects investment activities related to our separate account managed by Third Point LLC. Cash flows used in investing activities for the year ended December 31, 2014 reflects the investment of float generated from our reinsurance operations. Cash flows used in investing activities for the year ended December 31, 2013 reflects the investment of the net proceeds from our IPO and the investment of float generated by our reinsurance operations. Cash flows used in investing activities for the year ended December 31, 2012, reflected the initial investment of our portfolio after the initial capitalization of the Company.
The cash flows from financing activities for the year ended December 31, 2014 consisted primarily of an increase in the non-controlling interest in the Catastrophe Fund and an increase in deposit liabilities. Cash flows from financing activities for the year ended December 31, 2013 relate primarily to the net proceeds generated by our IPO and an increase in deposit liabilities. The cash flows from financing activities for the year ended December 31, 2012 consisted of the receipt of subscriptions receivable, net of costs.
In February 2015, we completed a public offering of senior notes issued by TPRUSA and guaranteed by Third Point Reinsurance Ltd. pursuant to a registration statement on Form S-3, from which we received net proceeds of approximately $114.3 million, after deducting underwriting discounts and other offering costs. We used the net proceeds to TPRUSA from this offering, together with a capital contribution received indirectly from TPRE, to fund an aggregate contribution of $265.0 million for the initial capitalization of Third Point Re USA, TPRUSA’s wholly owned insurance subsidiary. TPREUSA may also receive additional contributions from time to time, indirectly from TPRE, to pay certain operating expenses of TPRUSA.
For the period from inception until December 31, 2014, we have had sufficient cash flow from proceeds of our initial capitalization and IPO, from our offering of senior notes issued by TPRUSA in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from underwriting activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
In addition, we expect that the net proceeds from our IPO in August 2013, proceeds from the issuance of senior notes in February 2015 and cash flow from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that the net proceeds from our IPO and our February 2015 issuance of senior notes, combined with existing cash and cash equivalents, investment returns and operating cash flow, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all. There are regulatory and contractual restrictions on the ability of our reinsurance subsidiaries to pay dividends to their respective parent companies, including for purposes of servicing TPRUSA’s debt obligations. See Business--Regulation--Bermuda Insurance Regulation--Restrictions on Dividends and Distributions.
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
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer, securing collateralized reinsurance contracts written, trust accounts securing obligations under certain reinsurance contracts and cash held with brokers securing letters of credit issued under credit facilities.

Letter of Credit Facilities

As of December 31, 2014, we had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility (3)	Renewal date
	($ in thousands)
BNP Paribas (1)	$100,000	February 15, 2015
Citibank (2)	250,000	January 23, 2015
J.P. Morgan	50,000	August 22, 2014
	$400,000

(1)	Effective February 15, 2015, the BNP Paribas facility was renewed until February 15, 2016.

(2)	Effective January 23, 2015, the Citibank facility was renewed until January 23, 2016.

(3)	On February 26, 2015, we entered into a letter of credit facility with Lloyds Bank for $150.0 million.
As of December 31, 2014, $218.5 million (December 31, 2013 - $127.3 million) of letters of credit, representing 54.6% of the total available facilities, had been drawn upon (December 31, 2013 – 42.4% (based on total available facilities of $300 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of December 31, 2014, total cash and cash equivalents with a fair value of $219.0 million (December 31, 2013 - $100.6 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants as of December 31, 2014.
Financial Condition
Shareholders’ equity
As of December 31, 2014, total shareholders’ equity was $1,552.0 million compared to $1,510.4 million as of December 31, 2013. This increase was primarily due to net income of $50.4 million offset by net distributions and contributions of non-controlling interests of $31.1 million, primarily related to our investment in our joint venture with Third Point LLC.

Investments
As of December 31, 2014, total cash and net investments managed by Third Point LLC at fair value was $1,802.2 million compared to $1,559.4 million as of December 31, 2013. The increase was primarily due to float of $163.0 million million generated by our reinsurance operations and net investment income for the year ended December 31, 2014.

Contractual Obligations

As of December 31, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Loss and loss adjustment expense reserves (1)	$277,362	$104,458	$78,654	$78,908	$15,342
Other operating agreements (2)	1,323	660	663	—	—
Rental leases (3)	411	411	—	—	—
Deposit liabilities (4)	145,430	734	60,989	40,779	42,928
	$424,526	$106,263	$140,306	$119,687	$58,270

(1)
We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns by contract. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Please refer to “Critical Policies and Accounting Estimates - Loss and Loss Adjustment Expense Reserves” for additional information.

(2)
On December 20, 2011, Third Point Re acquired from Netjets Sales Inc. (“Netjets”), two 12.5%, five year, undivided interests in two aircraft. On September 3,  2014, Third Point Re acquired an undivided 6.25% interest in one additional aircraft for a five year period, with a minimum commitment period of two and a half years. The agreement with Netjets provides for monthly management fees, occupied hourly fees and other fees.

(3)
We lease office space at Chesney House in Bermuda. This two year lease is scheduled to expire on November 30, 2015, with an option to renew for an additional three years. We also lease office space in New Jersey, U.S.A. This 6 months lease expires on July 31, 2015 and will be extended automatically for successive periods of six months until terminated.

(4)
See Note 11 to our consolidated financial statements for detailed information on deposit liability contracts. For purposes of this contractual obligations table, we have included estimates of future interest accruals and what we expect the deposit liability contracts would settle for at their probable commutation dates.

The contractual obligations table above does not include an estimate of the period of cash settlement of our uncertain tax positions with the respective taxing authorities given that we cannot make a reasonable reliable estimate of the timing of cash settlements.
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
As of December 31, 2014, we had an unfunded capital commitment of $4.2 million related to our investment in the Hellenic Fund (see Note 17 for additional information) and an unfunded capital commitment of $25.0 million related to our investment in the Kiskadee Fund (See Note 5 to our consolidated financial statements for additional information). On January 2, 2014, we funded $5.0 million of our $25.0 million commitment to the Kiskadee Fund, and expect to fund the remainder in June 2015.

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
As of December 31, 2014, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of December 31, 2014, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $116.5 million, or 6.3% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. We wrote non-U.S. dollar denominated reinsurance contracts for the first time during in the year ended December 31, 2014. Of our gross premiums written from inception, $48.5 million, or 4.1%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of December 31, 2014, loss and loss adjustment expense reserves included $6.1 million in foreign currencies.
Investments
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2014, our total net short exposure to foreign denominated securities represented 3.4% (December 31, 2013 - net short exposure of 6.2%) of our investment portfolio including cash and cash equivalents, was $61.0 million (December 31, 2013 - net short exposure $97.7 million).

The following table summarizes the net impact that 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of December 31, 2014:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
Foreign Currency	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$2,418	0.13%	$(2,418)	(0.13)%
Japanese Yen	322	0.02%	(322)	(0.02)%
British Pound	25	—%	(25)	—%
Other	3,335	0.18%	(3,335)	(0.18)%
Total	$6,100	0.33%	$(6,100)	(0.33)%
Interest Rate Risk
Our investment portfolio includes interest rate sensitive securities, such as corporate and sovereign debt instruments, asset-backed securities (“ABS”), and interest rate options. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our corporate and sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effects of interest rate movement have historically not had a material impact on the performance of our investment portfolio as managed by Third Point LLC. However, our investment manager monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2014:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(10,486)	(0.60)%	$11,836	0.60%
Asset Backed Securities(1)	(10,521)	(0.60)%	12,485	0.70%
Net exposure to interest rate risk	$(21,007)	(1.20)%	$24,321	1.30%

(1)
Includes instruments for which durations are available on December 31, 2014. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of rate changes.

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

Commodity Price Risk
In managing our investment portfolio, Third Point LLC periodically monitors and actively trades to take advantage of, and/or seeks to minimize any damage from, fluctuations in commodity prices. As our investment manager, Third Point LLC may choose to opportunistically make a long or short investment in a commodity or in a security directly impacted by the price of a commodity as a response to market developments. From time to time, we invest in commodities or commodities exposures in the form of derivative contracts from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation. As of December 31, 2014, a 10% decline in the price of each of these commodities and commodity-linked securities would have resulted in a loss of $0.0 million in total net investments managed by Third Point LLC. Generally, market prices of commodities are subject to fluctuation.
As of December 31, 2014, our investment portfolio included de minimis exposure to changes in commodity prices, through ownership of physical commodities and commodity-linked securities.
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
We are also exposed to credit risk through our investment activities related to our separate accounts managed by Third Point LLC. Third Point LLC typically performs intensive fundamental analysis on the broader markets, credit spreads, security-specific information, and the underlying issuers of debt securities that are contained in our investment portfolio.
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
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance.
Political Risk
We are exposed to political risk to the extent our investment manager trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material impact on our investment strategy and underwriting operations.
In managing our investment portfolio, Third Point LLC routinely monitors and assesses relative levels of risks associated with local political and market conditions and focuses its investments primarily in countries in which it believes the rule of law is respected and followed, thereby affording more predictable outcomes of investments in that country.
We also have political risk exposure in several reinsurance contracts with companies that write political risk insurance.

Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements for the year ended December 31, 2014 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.
Item 8. Financial Statements and Supplementary Data

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
(c)     Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Ernst & Young Ltd., an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on its assessment of our internal control over financial reporting, which follows this report.

(d)     Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Third Point Reinsurance Ltd.
We have audited Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Third Point Reinsurance Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Third Point Reinsurance Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 27, 2015

Item 9B. Other Information

On February 26, 2015, the parties to the Founders’ Agreement (the “Founders’ Agreement”), dated as of December 22, 2011, by and among Third Point Reinsurance Company Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P. amended and restated their agreement to add Third Point Reinsurance (USA) Ltd. as a “Payor” under the Founders’ Agreement and to make certain related technical amendments. The foregoing description of the amendment and restatement of the Founders’ Agreement is qualified in its entirety by reference to the Amended and Restated Founders’ Agreement (the “Amended and Restated Founders’ Agreement”), by and among Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., a copy of which is attached as Exhibit 4.9 to this Annual Report on Form 10-K and is incorporated herein by reference. The foregoing description of the Amended and Restated Founders’ Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this item relating to the executive officers of the Company may be found starting at page 65. The balance of the information required by this item is omitted because a definitive proxy statement that involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A, which proxy statement is incorporated herein by reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.1	Underwriting Agreement, dated February 10, 2015, among Third Point Re (USA) Holdings Inc., Third Point Reinsurance Ltd., Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC
3.1*	Memorandum of Association of Third Point Reinsurance Ltd.
3.1.1
Certificate of Deposit of Memorandum of Increase of Share Capital of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)

3.2	Bye-laws of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
3.3	Certificate of Incorporation of Third Point Re (USA) Holdings Inc.
3.4	Bylaws of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2015)
4.1*	Specimen Common Share Certificate
4.2*	Registration Rights Agreement, by and among the Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.3*	Warrant to Purchase Common Shares issued to KEP TP Holdings, L.P., dated as of December 22, 2011
4.4*	Warrant to Purchase Common Shares issued to KIA TP Holdings, L.P., dated as of December 22, 2011
4.5*	Warrant to Purchase Common Shares issued to Pine Brook LVR, L.P., dated as of December 22, 2011
4.6*	Warrant to Purchase Common Shares issued to P RE Opportunities Ltd., dated as of December 22, 2011
4.7*	Warrant Subscription Agreement, by and among Third Point Reinsurance Ltd. and each of the signatories thereto, dated as of December 22, 2011
4.8*	Agreement among Members by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.9
Amended and Restated Founders Agreement, by and among Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P. dated as of February 25, 2015

4.10
Senior Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)

4.11
First Supplemental Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)

4.12	7.00% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)
10.1*
Joint Venture and Investment Management Agreement, by and among Third Point Reinsurance Ltd., Third Point Reinsurance Company, Ltd., Third Point Advisors LLC and Third Point LLC, dated as of December 22, 2011

10.1.1	Joint Venture and Investment Management Agreement by and among Third Point Reinsurance (USA) Ltd., Third Point Advisors LLC and Third Point LLC, dated as of January 28, 2015
10.2***	Employment Agreement between Third Point Reinsurance Ltd. and John R. Berger, dated as of December 22, 2011

10.2.1**	Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and John Berger, dated as of December 22, 2014
10.3***	Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of January 26, 2012
10.3.1**	Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of November 10, 2014
10.4***	Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of January 23, 2012
10.5***	Share Incentive Plan
10.6***	Form of Restricted Share Award Agreement
10.6.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.6.2**	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.6.3**	Form of Employee Performance Restricted Shares Agreement
10.7***	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.8.1**	Schedule of Signatories to the Director Service Agreement
10.9***	Management Compensation Cash Bonus Pool
10.10***	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan
10.11***	Third Point Reinsurance Ltd. Annual Incentive Plan
10.22*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011
10.23*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Company Ltd., dated as of December 22, 2011
10.24*	Net Retained Lines Quota Share Reinsurance Contract issued to Narragansett Bay Insurance Company, dated as of January 31, 2013
10.25*	Shareholders Agreement between Third Point Reinsurance Investment Management Ltd., Third Point Reinsurance Ltd. and Hiscox Insurance Company (Bermuda) Limited, dated as of December 11, 2012
10.26*†	Letter Agreement dated as of December 22, 2011
10.27***	Section 409A Specified Employee Policy
10.28***	Director and Officer Indemnification Agreement
10.28.1**	Schedule of Signatories to the Director and Officer Indemnification Agreement
10.29**	Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.30**	Amended and Restated Employment Agreement between Third Point Reinsurance Ltd. and Christopher S. Coleman, dated as of November 10, 2014
10.31**	Employment Agreement between Third Point Reinsurance Ltd. and Anthony Urban, dated as of October 28, 2011
10.32**	Employment Agreement between Third Point Reinsurance Ltd. and Manoj Gupta, dated as of March 27, 2012
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney signed by each of the members of the Board of Directors on February 26, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on this 27th day of February, 2015.
THIRD POINT REINSURANCE LTD.
(Registrant)

By:	/s/ John R. Berger
Name: John R. Berger

Title:	Chief Executive Officer and Chairman
of the Board

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ John R. Berger		Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2015
John R. Berger

/s/ Christopher S. Coleman		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
Christopher S. Coleman

*		Director	February 27, 2015
Christopher L. Collins

*		Director	February 27, 2015
Steven E. Fass

*		Director	February 27, 2015
Rafe de la Gueronniere

*		Director	February 27, 2015
Mary R. Hennessy

*		Director	February 27, 2015
Neil McConachie

*		Director	February 27, 2015
Mark Parkin

*		Director	February 27, 2015
William Spiegel

*		Director	February 27, 2015
Gary D. Walters

*		Director	February 27, 2015
Joshua L. Targoff

* By:	/s/ Tonya L. Marshall
Name: Title:	Name: Tonya L. Marshall Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Third Point Reinsurance Ltd.
We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Third Point Reinsurance Ltd. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 27, 2015

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2014	December 31, 2013
Assets
Equity securities, trading, at fair value (cost - $1,078,859; 2013 - $824,723)	$1,177,796	$954,111
Debt securities, trading, at fair value (cost - $546,933; 2013 - $408,754)	569,648	441,424
Other investments, at fair value	83,394	65,329
Total investments in securities and commodities	1,830,838	1,460,864
Cash and cash equivalents	28,734	31,625
Restricted cash and cash equivalents	417,307	193,577
Due from brokers	58,241	98,386
Securities purchased under an agreement to sell	29,852	38,147
Derivative assets, at fair value	21,130	39,045
Interest and dividends receivable	2,602	2,615
Reinsurance balances receivable	303,649	191,763
Deferred acquisition costs, net	155,901	91,193
Loss and loss adjustment expenses recoverable	814	9,277
Other assets	3,512	3,398
Total assets	$2,852,580	$2,159,890
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$10,085	$9,456
Reinsurance balances payable	27,040	9,081
Deposit liabilities	145,430	120,946
Unearned premium reserves	433,809	265,187
Loss and loss adjustment expense reserves	277,362	134,331
Securities sold, not yet purchased, at fair value	82,485	56,056
Due to brokers	312,609	44,870
Derivative liabilities, at fair value	11,015	8,819
Interest and dividends payable	697	748
Total liabilities	1,300,532	649,494
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 104,473,402 (2013: 103,888,916))	10,447	10,389
Additional paid-in capital	1,065,489	1,055,690
Retained earnings	375,977	325,582
Shareholders’ equity attributable to shareholders	1,451,913	1,391,661
Non-controlling interests	100,135	118,735
Total shareholders’ equity	1,552,048	1,510,396
Total liabilities and shareholders’ equity	$2,852,580	$2,159,890

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013	2012
Revenues
Gross premiums written	$613,300	$401,937	$190,374
Gross premiums ceded	(150)	(9,975)	—
Net premiums written	613,150	391,962	190,374
Change in net unearned premium reserves	(168,618)	(171,295)	(93,893)
Net premiums earned	444,532	220,667	96,481
Net investment income	85,582	258,125	136,868
Total revenues	530,114	478,792	233,349
Expenses
Loss and loss adjustment expenses incurred, net	283,147	139,812	80,306
Acquisition costs, net	137,206	67,944	24,604
General and administrative expenses	40,008	33,036	27,376
Other expenses	7,395	4,922	446
Total expenses	467,756	245,714	132,732
Income before income tax expense	62,358	233,078	100,617
Income tax expense	(5,648)	—	—
Income including non-controlling interests	56,710	233,078	100,617
Income attributable to non-controlling interests	(6,315)	(5,767)	(1,216)
Net income	$50,395	$227,311	$99,401
Earnings per share
Basic	$0.48	$2.58	$1.26
Diluted	$0.47	$2.54	$1.26
Weighted average number of common shares used in the determination of earnings per share
Basic	103,287,693	87,505,540	78,432,132
Diluted	106,391,059	88,970,531	78,598,236
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars, except share amounts)

	2014	2013	2012
Common shares
Balance, beginning of period	103,888,916	78,432,132	78,432,132
Issuance of common shares	584,486	25,456,784	—
Balance, end of period	104,473,402	103,888,916	78,432,132
Common shares
Balance, beginning of period	$10,389	$7,843	$7,843
Issuance of common shares	58	2,546	—
Balance, end of period	10,447	10,389	7,843
Additional paid-in capital
Balance, beginning of period	1,055,690	762,430	756,219
Issuance of common shares, net	541	283,460	(197)
Fair value of Founder and advisor warrants	—	3,747	—
Fair value of warrants qualifying as shareholders’ equity	—	(3,747)	—
Share compensation expense	9,258	9,800	6,408
Balance, end of period	1,065,489	1,055,690	762,430
Subscriptions receivable
Balance, beginning of period	—	—	(177,507)
Receipt of subscriptions due from shareholders	—	—	177,507
Balance, end of period	—	—	—
Retained earnings
Balance, beginning of period	325,582	98,271	(1,130)
Income including non-controlling interests	56,710	233,078	100,617
Income attributable to non-controlling interests	(6,315)	(5,767)	(1,216)
Balance, end of period	375,977	325,582	98,271
Shareholders’ equity attributable to shareholders	1,451,913	1,391,661	868,544
Non-controlling interests
Balance, beginning of period	118,735	59,777	—
Non-controlling interest in investment affiliate, net	(31,066)	27,867	38,913
Non-controlling interest in Catastrophe Fund	6,151	25,324	19,646
Non-controlling interest in Catastrophe Manager	—	—	2
Income attributable to non-controlling interests	6,315	5,767	1,216
Balance, end of period	100,135	118,735	59,777
Total shareholders’ equity	$1,552,048	$1,510,396	$928,321
The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2014	2013	2012
Operating activities
Income including non-controlling interests	$56,710	$233,078	$100,617
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Share compensation expense	9,258	9,800	6,408
Interest expense on deposit liabilities	4,346	4,271	296
Net unrealized (gain) loss on investments and derivatives	85,057	(78,490)	(113,271)
Net realized gain on investments and derivatives	(193,957)	(236,333)	(55,632)
Amortization of premium and accretion of discount, net	(1,044)	(262)	(2,434)
Changes in assets and liabilities:
Reinsurance balances receivable	(111,886)	(107,483)	(84,280)
Deferred acquisition costs, net	(64,708)	(45,810)	(45,383)
Loss and loss adjustment expenses recoverable	8,463	(9,277)	—
Other assets	(114)	(275)	(1,701)
Interest and dividends receivable, net	(38)	(1,034)	(833)
Unearned premium reserves	168,622	171,294	93,893
Loss and loss adjustment expense reserves	143,031	67,060	67,271
Accounts payable and accrued expenses	629	4,089	4,157
Reinsurance balances payable	18,061	9,081	—
Net cash provided by (used in) operating activities	122,430	19,709	(30,892)
Investing activities
Purchases of investments	(3,114,906)	(2,172,077)	(2,317,234)
Proceeds from sales of investments	2,857,404	1,943,655	1,521,110
Purchases of investments to cover short sales	(232,568)	(407,965)	(535,443)
Proceeds from short sales of investments	278,569	290,770	729,182
Change in due to/from brokers, net	307,884	12,162	(65,678)
Increase (decrease) in securities purchased under an agreement to sell	8,294	22,261	(60,408)
Change in restricted cash and cash equivalents	(223,730)	(115,950)	(77,627)
Net cash used in investing activities	(119,053)	(427,144)	(806,098)
Financing activities
Proceeds from issuance of common shares, net of costs	599	286,095	158,593
Increase in deposit liabilities	18,048	65,769	50,000
Non-controlling interest in investment affiliate, net	(31,066)	27,867	38,913
Non-controlling interest in Catastrophe Fund	6,151	25,324	19,646
Non-controlling interest in Catastrophe Manager	—	—	2
Net cash provided by (used in) financing activities	(6,268)	405,055	267,154
Net decrease in cash and cash equivalents	(2,891)	(2,380)	(569,836)
Cash and cash equivalents at beginning of period	31,625	34,005	603,841
Cash and cash equivalents at end of period	$28,734	$31,625	$34,005
Supplementary information
Interest paid in cash	$3,237	$4,221	$1,823
Income taxes paid in cash	$3,056	$—	$—

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
1. Organization
Third Point Reinsurance Ltd. (together with its wholly and majority owned subsidiaries, the “Company”) was incorporated under the laws of Bermuda on October 6, 2011.  Through its reinsurance subsidiaries, the Company is a provider of global specialty property and casualty reinsurance products.  The Company operates through two licensed reinsurance subsidiaries, Third Point Reinsurance Company Ltd. (“Third Point Re”), a Bermuda reinsurance company that commenced operations in January 2012, and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”).
Third Point Re USA is a Bermuda reinsurance company that was incorporated on November 21, 2014 and commenced operations in February 2015.  Third Point Re USA made an election under Section 953d of the Internal Revenue Code to be taxed as a U.S. entity.  Third Point Re USA will price and underwrite U.S. domiciled reinsurance business from an office in the United States.  Third Point Re USA is a wholly owned subsidiary of Third Point Re (USA) Holdings, Inc. (“TPRUSA”), an intermediate holding company based in the U.S., which is a wholly owned subsidiary of Third Point Re (UK) Holdings Ltd. (“Third Point Re UK”), an intermediate holding company based in the United Kingdom.  Third Point Re UK is a wholly owned subsidiary of Third Point Reinsurance Ltd.
On June 15, 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. The Company subsequently announced a strategic arrangement with Hiscox Insurance Company (Bermuda) Limited (“Hiscox”) to launch a collateralized catastrophe reinsurance underwriting fund management business through these entities.  The Catastrophe Fund Manager, a Bermuda exempted company, is the investment manager of the Catastrophe Fund.  In December 2014, the Company announced that it would no longer accept investments in the Catastrophe Fund and that no new business would be written in the Catastrophe Reinsurer and that the Company would be redeeming all existing investments in the Catastrophe Fund.  The Catastrophe Fund Manager will continue to manage the run off of the remaining exposure in the Catastrophe Fund.
On August 2, 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited (“TPRUK”). On May 20, 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
On August 20, 2013, the Company completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.  The Company’s common shares are listed on the New York Stock Exchange under the symbol “TPRE”.
These consolidated financial statements include the results of the Company and its wholly and majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated.
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
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer, securing collateralized reinsurance contracts written, trust accounts securing obligations under certain reinsurance contracts and cash held with brokers securing letters of credit issued under credit facilities.
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
Premiums for retroactive exposures in reinsurance contracts are earned at the inception of the contract, as all of the underlying loss events covered by these exposures occurred in the past. Any underwriting profit at inception related to retroactive exposures in a reinsurance contract is deferred and recognised over the estimated future payout of the loss and loss adjustment expenses reserves. Any underwriting loss at inception related to retroactive exposures in a reinsurance contract is recognised immediately.
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
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2014, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.

Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserves include case reserves and reserves for losses incurred but not yet reported (“IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses that are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. Accordingly, ultimate loss and loss adjustment expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are recorded in the consolidated statements of income in the period in which they become known.
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
Investments
The Company’s investments are classified as “trading securities” and are carried at fair value with changes in fair value included in earnings in the consolidated statements of income.
The fair value of the Company’s investments are based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications, industry recognized pricing vendors, and/or internal pricing valuation techniques. Investment transactions are recorded on a trade date basis with balances pending settlement included in due to/from brokers in the consolidated balance sheets.
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
Investments
Derivative instruments within our investment assets managed by our investment manager Third Point LLC, are recorded in the consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognised in net investment income in the consolidated statements of income.
Derivatives serve as a key component of the Company’s investment strategy and are utilized primarily to structure the portfolio, or individual investments, and to economically match the investment objectives of the Company. The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non defaulting party.
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
Fair values of derivatives are determined by using quoted market prices, industry recognized pricing vendors, and counterparty quotes when available; otherwise fair values are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of underlying financial instruments.
Embedded derivatives
Certain of the Company’s deposit and reinsurance contracts contain interest crediting features that vary based on the net investment return on investments managed by Third Point LLC. These contractual features are considered embedded derivatives in accordance with U.S. GAAP. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. Prior to 2014, the changes in estimated fair value of these embedded derivatives were recorded in net investment income. As these embedded derivatives have become more prominent, the presentation has been modified and changes in the estimated fair value of embedded derivatives are now recorded in other expenses in the consolidated statements of income. In addition, fixed interest crediting features on these contracts that were recorded in net investment income are now classified in other expenses in the consolidated statements of income. As a result, investment expense of $4.9 million and $0.4 million that was previously reported in net investment income for the years ended December 31, 2013 and 2012, respectively, is now being reported in other expenses to conform to the current year presentation.
Share-based compensation
The Company accounts for its share-based compensation transactions using the fair value of the award at the grant date. Determining the fair value of share purchase options at the grant date requires estimation and judgment. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options.
For share purchase options or restricted share awards granted that contain both a service and performance condition, the Company recognizes share compensation expense only for the portion of the options or restricted share awards that are considered probable of vesting. Share compensation for share purchase options or restricted share awards considered probable of vesting is expensed over the service (vesting) period on a graded vesting basis. The probability of share purchase options or restricted share awards vesting is evaluated at each reporting period.  When the share purchase options or restricted share awards are considered probable of vesting, the Company records a true up of share compensation expense from the grant date (service inception date) to the current reporting period end based on the fair value of the options or restricted share awards at the grant date.
The Company measures grant date fair value for restricted share awards, with a service condition only, based on the price of its common shares at the grant date and the expense is recognised on a straight-line basis over the vesting period.
Warrants
The Company accounts for warrant contracts issued to certain of its founding investors (“Founders”) in conjunction with the initial capitalization of the Company by using either the physical settlement or net-share settlement methods. The fair value of these warrants was recorded in equity as additional paid-in capital. The fair value of warrants issued are estimated on the grant date using the Black-Scholes option-pricing model.
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
Equity
Offering costs incurred in connection with the IPO, which included underwriters’ fees, legal and accounting fees, printing and other fees were deducted from the gross proceeds of the offering. The proceeds from the issuance of shares net of offering costs is included in additional paid in capital in the consolidated statements of shareholders’ equity.
Debt
Costs incurred in issuing debt, which includes underwriters’ fees, legal and accounting fees, printing and other fees are capitalized and amortized over the term of the debt. The amortization of these costs is included in interest expense in the consolidated statements of income. As of December 31, 2014, the Company had capitalized $0.6 million of costs associated with the February 2015 debt issuance.
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are recorded in U.S. dollars at the exchange rate in effect on the transaction date. Monetary assets and liabilities in foreign currencies are remeasured at the exchange rates in effect at the reporting date and foreign exchange gains and losses are included in the consolidated statements of income.
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

The Company has an operating subsidiary in the United Kingdom, TPRUK, which is subject to relevant taxes in that jurisdiction.  On July 17, 2013, the United Kingdom government passed the Finance Act 2013, which reduced the corporate income tax rate from 23% to 21% (effective April 1, 2014) and provided for a further reduction in the corporate income tax rate from 21% to 20% (effective April 1, 2015). For the year ended December 31, 2014, the Company recorded $0.02 million for income taxes relating to TPRUK.

The Company is subject to withholding tax obligations related to dividends, capital gains and interest on certain investments. Prior to the second quarter of 2014, these withholding tax obligations were recorded as deductions to net investment income. As these withholding tax obligations have increased, the Company began presenting the relevant amounts in income tax expense in the consolidated statements of income. As a result, withholding taxes of $3.0 million have been recorded in income tax expense for the year ended December 31, 2014. Withholding taxes of $1.1 million and $1.8 million were previously recorded as deductions to net investment income for the years ended December 31, 2013 and 2012, respectively.
As of and for the year ended December 31, 2014, the Company had recorded a $2.6 million provision for uncertain tax positions related to investment transactions in certain foreign jurisdictions.
Non-controlling interests
The Company consolidates the results of entities in which it has a controlling financial interest. The Company records the portion of shareholders’ equity attributable to non-controlling interests as a separate line within shareholders’ equity in the consolidated balance sheets. The Company records the portion of income attributable to non-controlling interests as a separate line within the consolidated statements of income.
Earnings per share
Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities such as unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under share plans and are determined using the treasury stock method. U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company treats certain of its unvested restricted shares as participating securities. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted loss per share.
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognised in the consolidated statements of income on a straight-line basis over the term of the lease.
Comprehensive income
The Company has no comprehensive income other than net income disclosed in the consolidated statements of income.
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
Prior year changes in the presentation of consolidated statements of cash flows

The Company had previously excluded income attributable to non-controlling interests from cash flows provided by operating activities and included these amounts in cash flows used in investing activities and provided by financing activities. For the year ended December 31, 2014, the Company began including income from non-controlling interests in cash flows provided by operating activities. In addition, cash flows related to the non-controlling interest in investment affiliate were previously included in net cash used in investing activities and is now being included in net cash provided by financing activities. Lastly, we are now including the interest expense on deposit liabilities and change in fair value of embedded derivatives in deposit liability contracts as non-cash adjustments in operating activities.  These changes did not impact the consolidated balance sheet or consolidated income statement for the prior periods.  The Company has corrected the presentation of its consolidated statements of cash flows for the prior year periods.
Recently issued accounting standards
Issued and effective as of December 31, 2014
In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). The objective of ASU 2013-01 is to address implementation issues about the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for interim and annual periods beginning on or after January 1, 2013. The Company adopted ASU 2013-01 effective with its IPO and has included the required disclosures in Note 8 of the notes to the consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income. ASU 2013-02 is effective for periods subsequent to December 15, 2012. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In June 2013, the FASB issued Accounting Standards Update No. 2013-08, Financial Services - Investment Companies - Amendments to the Scope, Measurement, and Disclosure Requirements (ASU 2013-08). The amendments in this update change the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. ASU 2013-08 is effective prospectively for periods subsequent to December 15, 2013. Early adoption was prohibited. The Company adopted ASU 2013-08 in the first quarter of 2014, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Issued but not yet effective as of December 31, 2014

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company’s operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. ASU 2014-08 is effective for all disposals that occur after January 1, 2015, with early adoption permitted. The Company does not expect this new pronouncement to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. The Company is currently evaluating the impact of this guidance, however, it is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). ASU 2014-11 amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. In addition, the new standard requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. For repurchase agreements and securities lending agreements accounted for as secured borrowings as of a reporting date, the new standard requires obligors (transferors of collateral) to disaggregate the related gross obligation by class of collateral pledged, and to disclose the remaining contractual maturity of the agreements, and to discuss the potential risks of these arrangements and related collateral pledged, including the risks stemming from a decline in the value of the pledged collateral and how such risks are managed. Additionally, as a result of the new accounting guidance, repo-to-maturity transactions will be reported as secured borrowings. Transferors will also no longer apply the current “linked” accounting model to repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty. ASU 2014-11 is effective prospectively for periods subsequent to December 15, 2014. The Company is currently evaluating the impact of this guidance, however, it is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate, for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, the entity will be required to disclose information that enables the users of the financial statements to understand the principal conditions or events, management’s evaluation of the significance of those events or conditions and management’s plans that alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-1 becomes effective for the annual period ending after December 15, 2016. The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU- 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

3. Restricted cash and cash equivalents
Restricted cash and cash equivalents as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer (1)	$108,544	$93,014
Restricted cash securing letter of credit facilities (2)	218,963	100,563
Restricted cash securing other reinsurance contracts (3)	89,800	—
	$417,307	$193,577

(1) Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer cannot be released until the contract’s exposure has expired and the cedant agrees to release the collateral. All remaining exposures being collateralized by these amounts are expected to expire by July 2015, upon which, the restricted cash will be released.
(2) Restricted cash securing letter of credit facilities pertain to letters of credit issued to clients and cash securing these obligations which the Company will not be released from until the underlying reserves have been settled. The time period for which the Company expects these letters of credit to be in place varies from contract to contract but, can last several years.
(3) Restricted cash securing other reinsurance contracts pertain to trust accounts securing the Company’s contractual obligation under certain reinsurance contracts which the Company will not be released from until all underlying risks have expired or have been settled. The time period for which the Company expects these trust accounts to be in place varies from contract to contract but, can last several years.

4. Reinsurance premiums ceded
The Company from time to time purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company currently has coverage that provides for recovery of a portion of loss and loss adjustment expenses incurred on one crop contract written in 2013 and one new contract entered into in the third quarter of 2014 (2012 - none). Loss and loss adjustment expenses recoverable from the retrocessionaires are recorded as assets. For the year ended December 31, 2014, loss and loss adjustment expenses incurred and reported on the consolidated statements of income are net of loss and loss expenses recovered of $0.4 million (2013 - $9.3 million and 2012 - nil). Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of December 31, 2014 and 2013, the Company had loss and loss adjustment expenses recoverable of $0.8 million and $9.3 million, respectively, with one retrocessionaire who was rated “A (Excellent)” by A.M. Best Company. The Company regularly evaluates the financial condition of its retrocessionaires to assess the ability of the retrocessionaires to honor their obligations.
5. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under a long-term investment management contract. The Company directly owns the investments that are held in a separate account and managed by Third Point LLC. The following is a summary of the separate account managed by Third Point LLC:

	December 31, 2014	December 31, 2013
Assets	($ in thousands)
Total investments in securities and commodities	$1,828,761	$1,460,864
Cash and cash equivalents	3	869
Restricted cash and cash equivalents (1)	308,763	100,563
Due from brokers	58,241	98,386
Securities purchased under an agreement to sell	29,852	38,147
Derivative assets	21,130	39,045
Interest and dividends receivable	2,590	2,604
Other assets	325	933
Total assets	$2,249,665	$1,741,411
Liabilities and non-controlling interest
Accounts payable and accrued expenses	$464	$1,759
Securities sold, not yet purchased, at fair value	82,485	56,056
Due to brokers	312,609	44,870
Derivative liabilities	10,985	8,819
Interest and dividends payable	697	748
Non-controlling interest	40,242	69,717
Total liabilities and non-controlling interest	447,482	181,969
Total net investments managed by Third Point LLC	$1,802,183	$1,559,442

(1)	Includes amounts advanced to Third Point Re to fund collateral held in trust accounts.
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
Investments are carried at fair value. The fair values of investments are estimated using prices obtained from either third-party pricing services or broker quotes. The methodology for valuation is generally determined based on the investment’s asset class per the Company’s Investment Manager’s valuation policy. For investments that the Company is unable to obtain fair values from a pricing service or broker, fair values are estimated using information obtained from the Company’s Investment Manager.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of December 31, 2014, securities valued at $434.4 million (December 31, 2013 - $483.2 million), representing 23.5% (December 31, 2013 – 33.1%) of investments in securities and commodities and derivative assets, and $1.3 million (December 31, 2013 - $41.0 million), representing 1.4% (December 31, 2013 – 73.1%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes or other quoted market prices for similar securities.
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by the Company’s Investment Manager. Valuation techniques used by the Company’s Investment Manager may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, the Company or the Company’s Investment Manager may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide the Company or the Company’s Investment Manager with a written report documenting their recommended valuation as of the determination date for the specified investments.
As of December 31, 2014, the Company had $2.3 million (December 31, 2013 - $3.3 million) of private securities fair valued by a third party valuation firm using information obtained from the Company’s Investment Manager. Private securities represented less than 1% of total investments in securities, commodities and derivative assets. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The Company’s free standing derivatives are recorded at fair value, and are included in the consolidated balance sheets in derivative assets and derivative liabilities. The Company values exchange-traded derivatives at their last sales price on the exchange where it is primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by third party sources when available; otherwise, fair values are obtained from broker quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
As an extension of its underwriting activities, the Catastrophe Reinsurer may sell derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the consolidated balance sheets at fair value, with changes in the fair value of these derivatives recorded in net investment income in the consolidated statements of income. These contracts are valued on the basis of models developed by the Company, which approximates fair value.
During 2014, the Catastrophe Reinsurer purchased a catastrophe bond. This catastrophe bond is recorded in the consolidated balance sheet at fair value, with changes in the fair value recorded in net investment income in the consolidated statements of income. This catastrophe bond is valued using quotes from broker-dealers or other market makers.
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in net investment income. The Company’s embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on our investments managed by Third Point LLC. The Company determines the fair value of the embedded derivatives using models developed by the Company, which approximates fair value. See discussion of accounting policy for embedded derivatives in Note 2 for additional information.
The Company’s holdings in asset-backed securities (“ABS”) are substantially invested in residential mortgage-backed securities (“RMBS”). The balance of the ABS positions was held in commercial mortgage-backed securities, collateralized debt obligations and student loan asset-backed securities. These investments are valued using broker quotes or a recognised third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the net asset value of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the consolidated statements of income.
On December 18, 2014, we entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox’s separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox.  The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  On January 2, 2015, we funded $5.0 million of this commitment.  The remaining $20.0 million commitment is due to be funded on June 1, 2015. This investment will be recorded on the consolidated balance sheet at fair value, which is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager. The resulting net gains or net losses are reflected in the consolidated statements of income.
The Company performs several processes to ascertain the reasonableness of the valuation of all of the Company’s investments comprising the Company’s investment portfolio, including securities that are categorized as Level 2 and Level 3 within the fair value hierarchy. These processes include i) obtaining and reviewing weekly and monthly investment portfolio reports from the Investment Manager, ii) obtaining and reviewing monthly Net Asset Value (“NAV”) and investment return reports received directly from the Company’s third-party fund administrator, which are compared to the reports noted in (i), and iii) monthly update discussions with the Company’s Investment Manager regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from third party service providers.
For the years ended December 31, 2014, 2013 and 2012, there were no changes in the valuation techniques as it relates to the above.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2014 and 2013:

	December 31, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,158,428	$15,207	$—	$1,173,635
Private common equity securities	—	2,718	1,443	4,161
Total equities	1,158,428	17,925	1,443	1,177,796
Asset-backed securities	—	395,514	4,720	400,234
Bank debts	—	2,395	—	2,395
Corporate bonds	—	56,795	3,799	60,594
Municipal bonds	—	3,094	—	3,094
Sovereign debt	—	103,331	—	103,331
Total debt securities	—	561,129	8,519	569,648
Investments in limited partnerships	—	55,756	6,354	62,110
Options	3,205	3,791	—	6,996
Rights and warrants	1,843	—	—	1,843
Trade claims	—	10,368	—	10,368
Catastrophe bond	—	2,077	—	2,077
Total other investments	5,048	71,992	6,354	83,394
Derivative assets (free standing)	380	20,750	—	21,130
Total assets	$1,163,856	$671,796	$16,316	$1,851,968
Liabilities
Equity securities	$33,222	$—	$—	$33,222
Sovereign debt	—	29,350	—	29,350
Corporate bonds	—	13,312	—	13,312
Options	3,755	2,846	—	6,601
Total securities sold, not yet purchased	36,977	45,508	—	82,485
Derivative liabilities (free standing)	505	9,548	962	11,015
Derivative liabilities (embedded)	—	—	9,289	9,289
Total liabilities	$37,482	$55,056	$10,251	$102,789

	As of December 31, 2013
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$839,903	$17,914	$—	$857,817
Private common equity securities	—	94,282	2,012	96,294
Total equities	839,903	112,196	2,012	954,111
Asset-backed securities	—	325,133	400	325,533
Bank debts	—	8,017	—	8,017
Corporate bonds	—	82,139	4,610	86,749
Municipal bonds	—	10,486	—	10,486
Sovereign debt	—	10,639	—	10,639
Total debt securities	—	436,414	5,010	441,424
Investments in limited partnerships	—	29,286	5,292	34,578
Options	6,284	6,785	—	13,069
Rights and warrants	1	—	—	1
Trade claims	—	17,681	—	17,681
Total other investments	6,285	53,752	5,292	65,329
Derivative assets	321	38,724	—	39,045
Total assets	$846,509	$641,086	$12,314	$1,499,909
Liabilities
Equity securities	$5,207	$—	$—	$5,207
Sovereign debt	—	37,592	—	37,592
Corporate bonds	—	3,372	—	3,372
Options	4,714	5,171	—	9,885
Total securities sold, not yet purchased	9,921	46,135	—	56,056
Derivative liabilities (free standing)	441	8,378	—	8,819
Derivative liabilities (embedded)	—	—	4,430	4,430
Total liabilities	$10,362	$54,513	$4,430	$69,305
During the year ended December 31, 2014, the Company reclassified $86.6 million of private common equity securities from Level 2 to Level 1 equity securities. This reclassification is the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date. During the years ended December 31, 2013 and 2012, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation for all investments measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2014
	($ in thousands)
Assets
Asset-backed securities	$400	$2,062	$5,257	$(2,898)	$(101)	$4,720
Corporate bonds	4,610	—	822	(776)	(857)	3,799
Private common equity securities	2,012	393	—	—	(962)	1,443
Investments in limited partnerships	5,292	—	2,916	—	(1,854)	6,354
Total assets	$12,314	$2,455	$8,995	$(3,674)	$(3,774)	$16,316
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(1,135)	$173	$(962)
Derivative liabilities (embedded)	(4,430)	—	—	(2,871)	(1,988)	(9,289)
Total liabilities	$(4,430)	$—	$—	$(4,006)	$(1,815)	$(10,251)

	January 1, 2013	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2013
	($ in thousands)
Assets
Asset-backed securities	$—	$133	$552	$(12)	$(273)	$400
Bank debt	54	(54)	—	—	—	—
Corporate bonds	1,046	—	4,094	(1,392)	862	4,610
Private common equity securities	2,757	(2,757)	2,031	—	(19)	2,012
Investments in limited partnerships	—	—	4,690	(342)	944	5,292
Total assets	$3,857	$(2,678)	$11,367	$(1,746)	$1,514	$12,314
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(4,335)	$4,335	$—
Derivative liabilities (embedded)	(2,510)	—	—	(1,460)	(460)	(4,430)
Total liabilities	$(2,510)	$—	$—	$(5,795)	$3,875	$(4,430)

(1) Total change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the consolidated statements of income (loss).
Total unrealized gains related to fair value assets using significant unobservable inputs (Level 3) for the year ended December 31, 2014 was $(7.4) million (2013 - $1.0 million and 2012 - $(0.7) million).
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
6. Securities purchased under an agreement to sell
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. As of December 31, 2014, the Company held outstanding reverse repurchase agreements valued at $29.9 million (December 31, 2013 - $38.1 million). As of December 31, 2014, the total value of securities and cash received as collateral by the Company was $29.6 million (December 31, 2013 - $37.6 million). As the Company held only reverse repurchase agreements as of December 31, 2014 and 2013, these positions are not impacted by master netting agreements. Interest expense and income related to these transactions are included in interest payable and receivable in the consolidated balance sheets. For the year ended December 31, 2014, foreign currency loss of $4.1 million (2013 – gains of $1.9 million and 2012 - gains of $0.6 million) on reverse repurchase agreements are included in net investment income in the consolidated statements of income. Generally, reverse repurchase agreements mature within 30 to 90 days.
7. Due from/to brokers
The Company holds substantially all of its investments through its prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities and commodities balances are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, margin debt balances, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from and to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of December 31, 2014, the Company’s due from/to brokers includes a total non-U.S. currency balance of $1.1 million (December 31, 2013 - payable of $268.5 million).
The Company uses prime brokerage arrangements to provide cash collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of December 31, 2014, the Company had $308.8 million of restricted cash securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements. These amounts are callable upon demand by the prime broker, are secured by assets of the Company held by the prime broker and incur interest based on the Company’s negotiated rates. The interest expense incurred is reflected in net investment income in the consolidated statements of income.
8. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of December 31, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$269	$25,168
Credit
Credit Default Swaps - Protection Purchased	USD	9,456	89,772
Credit Default Swaps - Protection Sold	USD	205	2,084
Equity Price
Contracts for Differences - Long Contracts	USD	263	3,080
Contracts for Differences - Short Contracts	AUD/EUR	186	6,428
Total Return Swaps - Long Contracts	USD	43	1,874
Total Return Swaps - Short Contracts	USD	34	9,763
Interest Rates
Commodity Futures - Short Contracts	USD	78	186,280
Foreign Currency Exchange Rates
Foreign Currency Forward	CAD/EUR/GBP/JPY	4,241	228,416
Foreign Currency Options - Purchased	EUR/JPY/KRW/SAR	6,355	283,439
Total Derivative Assets		$21,130	$836,304

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	285	12,012
Credit
Credit Default Swaps - Protection Purchased	USD	3,230	49,465
Credit Default Swaps - Protection Sold	USD	1,319	5,142
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,404	48,152
Contracts for Differences - Short Contracts	AUD/NOK	130	3,070
Total Return Swaps - Long Contracts	USD	590	11,233
Interest Rates
Commodity Futures - Short Contracts	USD	220	467,956
Treasury Futures - Short Contracts	USD	280	10,119
Foreign Currency Exchange Rates
Foreign Currency Options - Sold	EUR/JPY/KRW	3,527	144,257
Catastrophe Risk derivatives	USD	30	6,000
Total Derivative Liabilities (free standing)		$11,015	$757,406

Embedded derivative liabilities in reinsurance contracts (3)	USD	2,769	15,000
Embedded derivative liabilities in deposit contracts (4)	USD	6,520	75,000
Total Derivative Liabilities (embedded)		$9,289	$90,000

(1) AUD = Australian Dollar, CAD = Canadian Dollar,  EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, KRW = South Korean Won, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, USD = US Dollar
(2) The absolute notional exposure represents the Company’s derivative activity as of December 31, 2014, which is representative of the volume of derivatives held during the period.
(3) The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheet.
(4) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the consolidated balance sheet.

	As of December 31, 2013
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$256	$12,325
Credit
Credit Default Swaps - Protection Purchased	USD	15,397	109,520
Credit Default Swaps - Protection Sold	USD	1,157	9,557
Equity Price
Contracts for Differences - Long Contracts	CHF/EUR/GBP/USD	10,549	62,847
Contracts for Differences - Short Contracts	NOK	67	2,758
Total Return Swaps - Long Contracts	BRL/JPY/USD	2,950	68,044
Total Return Swaps - Short Contracts	USD	3	290
Interest Rates
Bond Futures - Short Contracts	JPY	212	40,847
Interest Rate Swaps	EUR	182	212,594
Interest Rate Swaptions	EUR/JPY/USD	1,269	54,884
Treasury Futures - Short Contracts	USD	108	6,544
Foreign Currency Exchange Rates
Foreign Currency Forward	AUD/CAD/JPY/TRY	1,332	59,925
Foreign Currency Options - Purchased	USD	5,563	240,062
Total Derivative Assets		$39,045	$880,197

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$148	$35,484
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	2,634	59,446
Credit Default Swaps - Protection Sold	USD	348	875
Equity Price
Contracts for Differences - Long Contracts	EUR	66	14,607
Contracts for Differences - Short Contracts	DKK	425	7,253
Total Return Swaps - Long Contracts	BRL/JPY/USD	1,385	24,807
Total Return Swaps - Short Contracts	USD	140	5,037
Index
Index Futures - Short Contracts	USD	441	8,888
Interest Rates
Interest Rate Swaps	EUR/USD	821	465,560
Interest Rate Swaptions	USD/JPY	174	99,587
Foreign Currency Exchange Rates
Foreign Currency Forward	EUR/GBP	709	189,030
Foreign Currency Options - Sold	USD	1,528	178,476
Total Derivative Liabilities		$8,819	$1,089,050

Embedded derivative liabilities in deposit contracts (3)	USD	4,430	75,000
Total Derivative Liabilities (embedded)		$4,430	$75,000
(1) USD = US dollar, JPY = Japanese yen, EUR = Euro, GBP = British pound, BRL = Brazilian real, NOK = Norwegian krone, AUD = Australian dollar, DKK = Danish krone, CAD = Canadian dollar, CHF = Swiss Franc, TRY Turkish Lira

(2) The absolute notional exposure represents the Company’s derivative activity as of December 31, 2013, which is representative of the volume of derivatives held during the period.
(3) The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the consolidated balance sheet.
The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivative trading activities for the years ended December 31, 2014, 2013 and 2012. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the consolidated statements of income.

	December 31, 2014		December 31, 2013		December 31, 2012
Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$—	$—	$1,710	$—
Commodity Future Options - Purchased	(470)	(289)	264	15	(17)	(10)
Commodity Future Options - Sold	364	101	(81)	168	—	—
Credit
Credit Default Swaps - Protection Purchased	(5,627)	1,018	4,243	(10,943)	1,239	265
Credit Default Swaps - Protection Sold	1,362	(830)	(4,845)	10,690	—	(212)
Equity Price
Contracts for Differences - Long Contracts	(1,869)	(11,621)	8,900	6,172	288	4,203
Contracts for Differences - Short Contracts	(3,873)	413	1,219	(341)	931	(29)
Total Return Swaps - Long Contracts	18,782	(2,112)	1,026	1,786	(4,666)	(221)
Total Return Swaps - Short Contracts	(795)	171	(557)	76	2,569	(103)
Index
Index Futures - Long Contracts	(840)	—	(2,413)	—	—	—
Index Futures - Short Contracts	(253)	441	1,169	(441)	(314)	—
Interest Rates
Bond Futures - Short Contracts	(1,077)	(212)	(289)	(36)	—	248
Commodities Futures - Short Contracts	(11)	(143)	437	(212)	127	212
Interest Rate Swaps	(743)	639	949	(255)	312	(383)
Interest Rate Swaptions	(455)	(918)	(170)	913	665	5
Sovereign Debt Futures - Short Contracts	—	—	—	—	(970)	—
Treasury Futures - Long Contracts	—	—	(119)	—	—	—
Treasury Futures - Short Contracts	(1,163)	(388)	830	(456)	(1,233)	564
Foreign Currency Exchange Rates
Foreign Currency Forward	16,891	3,617	5,385	(1,255)	(1,270)	1,879
Foreign Currency Options	—	—	—	—	38	—
Foreign Currency Options - Purchased	(265)	941	5,920	1,069	(145)	198
Foreign Currency Options - Sold	(1,438)	63	(3,787)	(109)	—	(87)
Reinsurance contract derivatives	—	982	1,250	3,085	—	—
	$18,520	$(8,127)	$19,331	$9,926	$(736)	$6,529
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$102	$—	$—	$—	$—
Embedded derivatives in deposit contracts	—	(2,090)	—	(460)	—	(150)
Total Derivative Liabilities (embedded)	$—	$(1,988)	$—	$(460)	$—	$(150)
*Unrealized gain (loss) relates to derivatives still held at reporting date.
The Company’s ISDA agreements with its counterparties provide for various termination events including decline in the NAV of the Company’s investments over a certain period, key man provisions, document delivery schedules, and

Employment Retirement Income Security Act and bankruptcy provisions. Upon the triggering of a termination event, a counterparty may avail itself of various remedies including, but not limited to, waiver of the termination event, request for additional collateral, renegotiation of the ISDA agreement, or immediate settlement of positions.
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of December 31, 2014, the Company posted collateral in the form of cash of $27.6 million (December 31, 2013 - $35.4 million) to certain counterparties to cover collateral requirements for open OTC derivatives.
The Company does not offset its derivative instruments and presents all amounts in the consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of December 31, 2014 and 2013, the gross and net amounts of derivative instruments that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2014 Counterparty	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$911	$911	$—	$—
Counterparty 2	1,915	371	—	1,544
Counterparty 3	8,423	3,711	—	4,712
Counterparty 4	368	368	—	—
Counterparty 5	2,218	130	—	2,088
Counterparty 6	5,832	2,866	2,420	546
Counterparty 7	745	144	—	601
Counterparty 8	40	40	—	—
Counterparty 9	655	461	—	194
Counterparty 10	23	—	—	23
Total	$21,130	$9,002	$2,420	$9,708

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2014 Counterparty	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount (1)
	($ in thousands)
Counterparty 1	$1,606	$911	$512	$183
Counterparty 2	371	371	—	—
Counterparty 3	3,711	3,711	—	—
Counterparty 4	932	368	564	—
Counterparty 5	130	130	—	—
Counterparty 6	2,866	2,866	—	—
Counterparty 7	144	144	—	—
Counterparty 8	764	40	724	—
Counterparty 9	461	461	—	—
Total	$10,985	$9,002	$1,800	$183
(1) Net amount as at December 31, 2014 is a result of options not being included as derivative instruments.

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2013 Counterparty	Gross Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	($ in thousands)
Counterparty 1	$1,128	$1,041	$—	$87
Counterparty 2	4,998	400	1,629	2,969
Counterparty 3	16,066	3,509	—	12,557
Counterparty 4	1,351	1,351	—	—
Counterparty 5	3,198	1,054	—	2,144
Counterparty 6	12,234	492	10,465	1,277
Counterparty 7	2	2	—	—
Counterparty 8	—	—	—	—
Counterparty 9	68	68	—	—
Total	$39,045	$7,917	$12,094	$19,034

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2013 Counterparty	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	($ in thousands)
Counterparty 1	$1,041	$1,041	$—	$—
Counterparty 2	400	400	—	—
Counterparty 3	3,509	3,509	—	—
Counterparty 4	1,360	1,351	9	—
Counterparty 5	1,054	1,054	—	—
Counterparty 6	492	492	—	—
Counterparty 7	59	2	57	—
Counterparty 8	—	—	—	—
Counterparty 9	904	68	836	—
Total	$8,819	$7,917	$902	$—

9. Loss and loss adjustment expense reserves
As of December 31, 2014 and 2013, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2014	December 31, 2013
	($ in thousands)
Case loss and loss adjustment expense reserves	$64,343	$34,307
Incurred but not reported loss and loss adjustment expense reserves	213,019	100,024
	$277,362	$134,331
The following table represents the activity in the reserve for losses and loss adjustment expenses for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$134,331	$67,271	$—
Less: loss and loss adjustment expenses recoverable, beginning of year	(9,277)	—	—
Net reserves for loss and loss adjustment expenses, beginning of year	125,054	67,271	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	286,706	144,509	80,306
Prior years'	(3,559)	(4,697)	—
Total incurred loss and loss adjustment expenses	283,147	139,812	80,306
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(70,562)	(27,528)	(13,035)
Prior years'	(61,091)	(54,501)	—
Total net paid losses	(131,653)	(82,029)	(13,035)
Net reserve for loss and loss adjustment expenses, end of year	276,548	125,054	67,271
Plus: loss and loss adjustment expenses recoverable, end of year	814	9,277	—
Gross reserve for loss and loss adjustment expenses, end of year	$277,362	$134,331	$67,271

The $3.6 million decrease in prior years’ reserves for the year ended December 31, 2014 reflects $0.7 million of net favorable reserve development and $2.9 million resulting from decreases in premium estimates on certain contracts. The changes in loss and loss adjustment expense reserves related to premium estimate changes were accompanied by similar changes in the premium earned for those contracts, resulting in minimal impact to net underwriting income in the period.

The $4.7 million decrease in prior years’ reserves for the year ended December 31, 2013 reflects $1.3 million of favorable loss experience on several contracts and $3.4 million related to decreases in premium estimates, primarily related to one crop contract. The reduction in loss and loss adjustment expense reserves related to premium estimates was accompanied by an equal decrease in the premium written and earned for that contract, resulting in a minimal impact to net underwriting income.

The Company started its underwriting activities in 2012, as a result, there were no loss and loss adjustment expenses incurred or paid in respect of losses occurring in prior years for that period.
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

Investment fee expenses related to the Investment Agreement, which are included in net investment income in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	($ in thousands)
Management fees - Third Point LLC	$5,037	$3,651	$2,444
Management fees - Founders	28,544	20,686	13,854
Performance fees - Third Point Advisors LLC	19,935	62,996	33,913
	$53,516	$87,333	$50,211
As of December 31, 2014, $19.9 million (December 31, 2013 - $63.0 million) was included in non-controlling interests related to the performance fee payable to Third Point Advisors LLC. Since the performance fee allocation is based on annual performance, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC’s capital account, in accordance with the Investment Agreement.
11. Deposit contracts
Deposit liability contracts each contain a fixed interest crediting rate. Certain deposit contracts also contain a variable interest crediting feature based on actual investment returns realized by the Company that can increase the overall effective interest crediting rate on those contracts. These variable interest crediting features are considered embedded derivatives. We include the estimated fair value of these embedded derivatives with the host deposit liability contracts. Changes in the estimated fair value of these embedded derivatives are recorded in other expenses in the consolidated statements of income.
The following table represents activity in the deposit liabilities for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
	($ in thousands)
Balance, beginning of period	$120,946	$50,446	$—
Consideration received	18,398	66,369	50,000
Net investment expense allocation and change in fair value of embedded derivatives	6,436	4,731	446
Payments	(350)	(600)	—
Balance, end of period	$145,430	$120,946	$50,446

12. General and administrative expenses
General and administrative expenses for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	($ in thousands)
Payroll and related	$16,047	$13,490	$13,780
Share compensation expenses	9,258	9,800	6,408
Legal and accounting	5,251	3,312	1,436
Travel and entertainment	3,065	2,473	1,887
IT related	1,621	1,290	1,417
Corporate insurance	1,123	744	365
Credit facility fees	1,023	605	677
Occupancy	532	420	595
Director and board costs	645	213	236
Other general and administrative expenses	1,443	689	575
	$40,008	$33,036	$27,376

13. Net investment income

Net investment income for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Net investment income by type	($ in thousands)

Net realized gains on investments and investment derivatives	$193,957	$236,333	$55,632
Net unrealized gains (losses) on investments and investment derivatives	(83,146)	78,950	113,422
Net gain (loss) on foreign currencies	2,581	21,106	(219)
Dividend and interest income	31,750	14,233	25,284
Dividends paid on securities sold, not yet purchased	(120)	(722)	(1,629)
Management and performance fees	(53,516)	(87,333)	(50,211)
Other expenses	(7,151)	(8,863)	(5,411)
Net investment income on investments managed by Third Point LLC	84,355	253,704	136,868
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	101	86	—
Net gain on catastrophe bond held by Catastrophe Reinsurer	144	—	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	982	4,335	—
	$85,582	$258,125	$136,868

	2014	2013	2012
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$82,902	$243,449	$96,210
Net investment gains on debt securities	80,285	69,194	65,040
Net investment gains (losses) on other investments	(35,491)	(5,045)	7,386
Net investment gains on investment derivatives	10,393	29,257	5,793
Net investment gains (losses) on securities sold, not yet purchased	4,334	(5,974)	17,076
Net investment income (loss) on cash, including foreign exchange gains (losses)	4,992	17,961	(1,230)
Net investment gains (losses) on securities purchased under and agreement to resell	(4,099)	1,863	562
Management and performance fees	(53,516)	(87,333)	(50,211)
Other investment expenses	(4,218)	(5,247)	(3,758)
	$85,582	$258,125	$136,868

14. Other expenses

Other expenses for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
	($ in thousands)
Deposit liabilities investment expense	$4,346	$4,271	296
Reinsurance contracts investment expense	1,061	191	—
Change in fair value of embedded derivatives in deposit and reinsurance contracts (1)	1,988	460	150
	$7,395	$4,922	$446

(1) See discussion of accounting policy for embedded derivatives in Note 2 for additional information.

15. Share Capital
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of December 31, 2014, 104,473,402 common shares were issued and outstanding. No preference shares have been issued to date.

On August 20, 2013, the Company completed an IPO of 24,832,484 common shares at a purchase price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2014:

	Exercise price	Authorized and issued	Aggregated fair value of warrants
	($ in thousands, except for share and per share amounts)
Founders	$10.00	4,069,868	$15,203
Advisor	$10.00	581,295	2,171
		4,651,163	$17,374
The warrants were subject to a performance condition that was met as a result of the IPO. Prior to the IPO, 3,648,006 of the warrants were considered exercisable. After the IPO, the remaining 1,003,157 warrants met the performance condition. These amounts have been recorded as a component of capital raise costs in additional paid in capital resulting in no net impact to total shareholders’ equity.
The warrants expire 10 years from the date of issuance, December 22, 2011, and will be exercisable at a price per share of $10.00, which is equal to the price per share paid by investors in the initial private offering.
16. Share-based compensation
On July 15, 2013, the Third Point Reinsurance Ltd. 2103 Omnibus Incentive Plan (“Omnibus Plan”) was approved by the Board of Directors and subsequently on August 2, 2013 by the Shareholders of the Company. An aggregate of 21,627,906 common shares were made available under the Omnibus Plan. This number of shares includes the shares available under the Third Point Reinsurance Limited Share Incentive Plan (“Share Incentive Plan”). Awards under the Omnibus Plan may be made in the form of performance awards, restricted shares, restricted share units, share options, share appreciation rights and other share-based awards.
As of December 31, 2014, 10,052,579 (December 31, 2013 - 10,613,975) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
Total share based compensation expense of $9.3 million for the year ended December 31, 2014 (2013 - $9.8 million and 2012 - $6.4 million) was included in general and administrative expenses.
As of December 31, 2014, the Company had $20.0 million (December 31, 2013 - $23.8 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2013 - 2.0 years).

(a)	Management and director options
The management options issued under the Share Incentive Plan were subject to a service and performance condition. The service condition will be met with respect to 20% of the management options on each of the first five anniversary dates following the grant date of the management options. The performance condition with respect to the management options was met as a result of the IPO. Prior to the IPO, 8,572,594 of the management options were considered exercisable subject to the service condition. After the IPO, the remaining 2,357,633 management options had met the performance condition.
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

The management and director options activity for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2012	—	$—
Granted - employees	10,872,090	13.20
Granted - directors	84,748	13.20
Balances as of December 31, 2012	10,956,838	13.20
Granted - employees	348,836	14.09
Forfeited	(324,599)	13.20
Balances as of December 31, 2013	10,981,075	13.23
Granted - employees	348,836	18.25
Forfeited	(279,070)	13.20
Exercised	(60,000)	10.00
Balances as of December 31, 2014	10,990,841	$13.41
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The share price used for purposes of determining the fair value of share options that were granted in the year ended December 31, 2014 was $15.05 (2013 - $10.89 and 2012 - $10.00). The volatility assumption used of 23.1% (2013 - 21.95% and 2012 - 31.25% ) was based on the average estimated volatility of a reinsurance company peer group. The other assumptions used in the option-pricing model were as follows: risk free interest rate of 2.2% (2013 - 1.23% and 2012 - 1.9%), expected life of 6.5 years (2013 - 6.5 years and 2012 - 10.0 years) and a 0.0% dividend yield (2013 - 0.0% and 2012 - 0.0%). As of December 31, 2014, the weighted average remaining contractual term for options outstanding was 7.1 years (2013 - 8.1 years).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	6,361,205	$10.03	7.06	3,123,997	$10.01
$16.00 - $16.89	2,349,702	$15.94	7.23	1,061,332	$16.01
$20.00 - $25.05	2,279,934	$20.21	7.18	1,061,332	$20.01
	10,990,841	$13.41	7.12	5,246,661	$13.25
For the year ended December 31, 2014, the Company recorded $6.6 million (2013 - $8.3 million and 2012 - $4.8 million) of share compensation expense related to share options.
The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2014 was $28.4 million and $14.0 million, respectively (2013 - $61.5 million and $17.6 million, respectively).

(b)	Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the restricted shares with only a service condition for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2012	—	$—
Granted	641,800	10.00
Forfeited	(22,500)	10.00
Balance as of December 31, 2012	619,300	10.00
Granted	37,856	15.22
Balance as of December 31, 2013	657,156	10.30
Granted	49,684	15.39
Forfeited	(17,800)	10.00
Vested	(72,926)	15.56
Balance as of December 31, 2014	616,114	$10.10
For the year ended December 31, 2014, the Company issued 9,614 (2013 - 5,000 and 2012 - 641,800) restricted shares to employees and 40,070 (2013 - 32,856 and 2012 - none) to directors. The restricted shares issued to employees in 2014 will vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. The restricted shares issued in 2013 to employees vest after two years from the date of grant. The restricted shares issued in 2012 cliff vest after three or five years from the date of issuance, subject to the grantee’s continued service with the Company.
The restricted shares issued to directors in 2014 vested on December 31, 2014. The restricted shares issued in 2013 to directors also vested on December 31, 2014.
For the year ended December 31, 2014, the Company recorded $2.6 million (2013 - $1.5 million and 2012 - $1.6 million) compensation expense related to restricted share awards.
(c) Restricted shares with service and performance condition
In December 2014, the Company granted performance-based restricted shares to employees pursuant to the Omnibus Plan where vesting of the awards is subject to both a service and performance condition. The vesting date for these awards is March 1, 2017 and will be based on a formula applied to the cumulative calendar year results for the 2014 to 2016 calendar years. The formula for determining the amount of shares that will vest is based on underwriting performance of the property and casualty reinsurance segment including underwriting income and the amount of float generated, as defined.
For the year ended December 31, 2014, 459,746 performance-based restricted shares had been granted at a grant date fair value of $14.60 of which 306,496 were considered probable of vesting.
For the year ended December 31, 2014, the Company recorded $0.1 million of share compensation expense related to the performance-based restricted shares.

17. Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	($ in thousands)
Catastrophe Fund	$60,153	$49,254
Catastrophe Fund Manager	(259)	(236)
Joint Venture - Third Point Advisors LLC share	40,241	69,717
	$100,135	$118,735
Income (loss) attributable to non-controlling interests for the years ended December 31, 2014, 2013 and 2012 was:

	2014	2013	2012
	($ in thousands)
Catastrophe Fund	$4,748	$4,284	$—
Catastrophe Fund Manager	(23)	(238)	—
Joint Venture - Third Point Advisors LLC share	1,590	1,721	1,216
	$6,315	$5,767	$1,216
As of December 31, 2014, the following entities were consolidated in accordance with the Financial Accounting Standards Board’s consolidations voting model (ASC 810):

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of December 31, 2014, Third Point Re’s investment in the Catastrophe Fund was $59.5 million (December 31, 2013 - $54.8 million), representing approximately 49.7% (December 31, 2013 - 53.0%) of the Catastrophe Fund’s issued, non-voting, participating share capital. In December 2014, the Company announced that it would no longer accept investments in the Catastrophe Fund and that no new business would be written in the Catastrophe Reinsurer.  The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.
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
For the year ended December 31, 2014, the Catastrophe Fund raised $6.2 million (Third Point Re’s share - nil) of committed capital resulting in contributions to non-controlling interests for the Catastrophe Fund of $6.2 million for the year ended December 31, 2014.
For the year ended December 31, 2013, the Catastrophe Fund raised $53.0 million (Third Point Re’s share - $28.0 million) of committed capital resulting in a contribution to non-controlling interests for the Catastrophe Fund of $25.3 million for the year ended December 31, 2013. The Catastrophe Fund began its operations in 2013, as a result, no contributions or calls were made in 2012.

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
On January 5, 2015, the Company and Hiscox agreed to terminate Hiscox’s 15% ownership in the Catastrophe Fund Manager effective December 31, 2014.
As of December 31, 2014, the following entity was consolidated in accordance with the Financial Accounting Standards Board’s consolidations variable interest model (ASC 810):

a)	Third Point Reinsurance Investment Management Ltd.
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
For the year ended December 31, 2014, $51.0 million (2013 - $35.1 and 2012 - $nil) was distributed by Third Point Advisors LLC and reduced the amount of the non-controlling interest.
As of December 31, 2014, the following entities were not consolidated as per ASC 810: Consolidation:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of December 31, 2014, Third Point Re held a 9.8% (December 31, 2013 - 10.0%) interest in the Cayman Holdco. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the consolidated balance sheets and records changes in fair value in the consolidated statements of income.
As of December 31, 2014, the estimated fair value of the investment in the limited partnership was $55.8 million (December 31, 2013 - $29.3 million).  The valuation policy with respect to this investment in a limited partnership is further described in Note 5. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re committed $11.4 million (December 31, 2013 - $11.4 million) in the Hellenic Fund, of which $2.9 million (2013 - $4.3 million) was called and $1.5 million (2013 - $nil) was distributed during the year ended December 31, 2014.
As of December 31, 2014, Third Point Re held a 3.0% (December 31, 2013 - 3.1%) interest in the Hellenic Fund. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the consolidated balance sheets and records the change in the fair value in the consolidated statements of income.

As of December 31, 2014, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $6.3 million (December 31, 2013- $5.3 million). The valuation policy with respect to this investment in a limited partnership is further described in Note 5. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings per share
The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	103,287,693	87,505,540	78,432,132
Dilutive effect of options	1,468,521	400,149	—
Dilutive effect of warrants	1,634,845	1,064,842	166,104
Diluted number of common shares outstanding	106,391,059	88,970,531	78,598,236
Basic net income per common share:
Net income	$50,395	$227,311	$99,401
Income allocated to participating shares	(328)	(1,618)	(734)
Net income available to common shareholders	$50,067	$225,693	$98,667
Basic net income per common share	$0.48	$2.58	$1.26
Diluted net income per common share
Net income	$50,395	$227,311	$99,401
Income allocated to participating securities	(319)	(1,592)	(737)
Net income available to common shareholders	$50,076	$225,719	$98,664
Diluted net income per common share	$0.47	$2.54	$1.26

For the years ended December 31, 2014, 2013 and 2012, anti-dilutive options, warrants and restricted shares with service and performance condition of 4,501,991, 3,786,173, 3,052,091, respectively, were excluded from the computation of diluted earnings per share.
19. Related party transactions
In addition to the transactions disclosed in Note 5, 10 and 17 to these consolidated financial statements, the following transactions are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.

a)	Pine Brook Road Partners, LLC and Narragansett Bay Insurance Company
Third Point Re entered into a quota share reinsurance agreement with Narragansett Bay Insurance Company (“Narragansett Bay”) effective December 31, 2012, which was renewed on December 31, 2013. This contract was not renewed on December 31, 2014. The Company recorded $1.0 million, $4.7 million and $9.0 million of premiums written related to these contracts for the years ended December 31, 2014, 2013 and 2012, respectively.  Pine Brook Road Partners, LLC (“Pine Brook”) is the manager of an investment funds, one of which owns approximately 12.0% (December 31, 2013 - 12.0%) of the Company’s outstanding common shares. Pine Brook is also the manager of an investment fund that owns common shares in Narragansett Bay.

b)	Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment

Manager as its true and lawful agent and attorney. As of December 31, 2014, Loan LLC held $33.4 million (December 31, 2013 - $147.2 million) of Third Point Re’s investments, which are included in investments in securities, commodities, and derivative contracts in the consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of the Loan LLC and the related income and expense are reflected accordingly in the consolidated balance sheets and the consolidated statements of income.

20. Financial instruments with off-balance sheet risk or concentrations of credit risk
Off-balance sheet risk
In the normal course of business, the Company trades various financial instruments and engages in various investment activities with off-balance sheet risk. These financial instruments include securities sold, not yet purchased, forwards, futures, options, swaptions, swaps and contracts for differences. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at specified future dates. Each of these financial instruments contains varying degrees of off-balance sheet risk whereby changes in the fair values of the securities underlying the financial instruments or fluctuations in interest rates and index values may exceed the amounts recognized in the consolidated balance sheets.
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of December 31, 2014, the investment portfolio had a maximum payout amount of approximately $666.9 million (December 31, 2013 - $689.5 million) relating to written put option contracts with expiration ranging from one month to 10 months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of December 31, 2014 is $4.5 million (December 31, 2013 - $2.6 million) and is included in securities sold, not yet purchased in the consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of December 31, 2014, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of December 31, 2014 and 2013:

December 31, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$5,142	$5,142	$—	$1,319	$(1,319)
Single name (251-500)	—	2,084	2,084	205	—	205
	$—	$7,226	$7,226	$205	$1,319	$(1,114)

December 31, 2013	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$368	$—	$368	$—	$(104)	$(104)
Single name (251-500)	9,514	—	9,514	1,136	—	1,136
Index (0-250)	—	550	550	21	(244)	(223)
	$9,882	$550	$10,432	$1,157	$(348)	$809

(1)	As of December 31, 2014 and 2013, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentration of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of December 31, 2014. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Venture has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparty inherent in such contracts which are recognised in the consolidated balance sheets. As of December 31, 2014, the Company’s maximum counterparty credit risk exposure was $9.7 million (December 31, 2013 - $19.0 million).

21. Commitments and Contingencies
Operating lease
The Company leases offices space in Bermuda and in New Jersey, U.S.A. The leases expire on November 30, 2015 and July 31, 2015, respectively. The leases have been accounted for as operating leases. Total rent expense for the year ended December 31, 2014 was $0.5 million (2013: $0.4 million and 2012: $0.4 million).
Future minimum rental commitments as of December 31, 2014 under this lease are expected to be as follows:

($ in thousands)
2015	$411
2016	—
2017	—
2018	—
2019	—
$411
Agreements
Third Point LLC
The Company and Third Point Re (together, the “Companies”) entered into a 5 year investment management agreement with Third Point LLC on December 22, 2011. The Companies are parties to an Investment Agreement with Third Point LLC under which the Companies, Third Point LLC and Third Point Advisors LLC formed a joint venture for the purpose of managing certain jointly held assets. The non-controlling interest in the consolidated balance sheets includes Third Point Advisors LLC’s share of assets in the investment joint venture.
On January 28, 2015, Third Point Re USA entered into a similar investment management agreement with Third Point LLC and Third Point Advisors LLC to form a second joint venture for purposes of managing certain jointly held assets of Third Point Re USA and Third Point Advisors LLC. The term of the new investment management agreement coincides with the expiration of the original investment management agreement.

Netjets
On December 20, 2011, Third Point Re acquired from Netjets Sales Inc. (“Netjets”) an undivided 12.5% interest in two aircraft for a five year period. On September 3, 2014, the Company acquired an undivided 6.25% interest in one additional aircraft for a five year period, with a minimum commitment period of 2.5 years. The agreements with NetJets provides for monthly management fees, occupied hourly fees and other fees. Future minimum management fee commitments as of December 31, 2014 under the existing leases are expected to be as follows:

($ in thousands)
2015	$660
2016	639
2017	24
2018	—
2019	—
$1,323
Letters of credit
As of December 31, 2014, the Company had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility (3)	Renewal date
	($ in thousands)
BNP Paribas (1)	$100,000	February 15, 2015
Citibank (2)	250,000	January 23, 2015
J.P. Morgan	50,000	August 22, 2014
	$400,000

(1)	On February 15, 2015, the BNP Paribas facility was renewed until February 15, 2016.

(2)	On January 23, 2015, the Citibank facility was renewed until January 23, 2016.

(3)	On February 26, 2015, we entered into a letter of credit facility with Lloyds Bank for $150.0 million.
As of December 31, 2014, $218.5 million (December 31, 2013 - $127.3 million) of letters of credit, representing 54.6% of the total available facilities, had been drawn upon (December 31, 2013 – 42.4% (based on total available facilities of $300 million)).
Under the facilities, the Company provides collateral that may consist of equity securities, repurchase agreements and cash and cash equivalents. As of December 31, 2014, cash and cash equivalents with a fair value of $219.0 million (December 31, 2013 - $100.6 million) were pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-“ or higher, and restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, the Company will be prohibited from paying dividends. The Company was in compliance with all of the covenants as of December 31, 2014.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of December 31, 2014, the Company had one unfunded capital commitment of $4.2 million related to its investment in the Hellenic Fund (see Note 17 for additional information).

In the normal course of business, the Company, as part of its investment strategy, enters into contracts that contain a variety of indemnifications and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. Thus, no amounts have been accrued related to such indemnifications. The Company also indemnifies Third Point Advisors LLC, Third Point LLC and its employees from and against any loss or expense, including, without limitation any judgment, settlement, legal fees and other costs. Any expenses related to this indemnification are reflected in net investment income in the consolidated statements of income.
See Note 19 for information regarding investment commitment to Kiskadee Fund.
Litigation
From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes that may arise cannot be predicted with certainty, the Company is not currently involved in any formal or informal dispute resolution procedures.
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
The following is a summary of the Company’s operating segments results for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$601,305	$11,995	$—	$613,300
Gross premiums ceded	(150)	—	—	(150)
Net premiums written	601,155	11,995	—	613,150
Change in net unearned premium reserves	(168,858)	240	—	(168,618)
Net premiums earned	432,297	12,235	—	444,532
Expenses
Loss and loss adjustment expenses incurred, net	283,180	(33)	—	283,147
Acquisition costs, net	136,154	1,052	—	137,206
General and administrative expenses	22,515	3,113	14,380	40,008
Total expenses	441,849	4,132	14,380	460,361
Net underwriting loss	(9,552)	n/a	n/a	n/a
Net investment income	11,305	1,227	73,050	85,582
Other expenses	(7,395)	—	—	(7,395)
Income tax expense	—	—	(5,648)	(5,648)
Segment income (loss) including non-controlling interests	(5,642)	9,330	53,022	56,710
Segment income attributable to non-controlling interests	—	(4,725)	(1,590)	(6,315)
Segment income (loss)	$(5,642)	$4,605	$51,432	$50,395

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	65.5%
Acquisition cost ratio (2)	31.5%
Composite ratio (3)	97.0%
General and administrative expense ratio (4)	5.2%
Combined ratio (5)	102.2%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Year Ended December 31, 2013
	Property and Casualty Reinsurance (6)	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$393,588	$8,349	$—	$401,937
Gross premiums ceded	(9,975)	—	—	(9,975)
Net premiums written	383,613	8,349	—	391,962
Change in net unearned premium reserves	(171,006)	(289)	—	(171,295)
Net premiums earned	212,607	8,060	—	220,667
Expenses
Loss and loss adjustment expenses incurred, net	139,616	196	—	139,812
Acquisition costs, net	66,981	963	—	67,944
General and administrative expenses	21,838	3,852	7,346	33,036
Total expenses	228,435	5,011	7,346	240,792
Net underwriting loss	(15,828)	n/a	n/a	n/a
Net investment income	26,953	4,421	226,751	258,125
Other expenses	(4,922)	—	—	(4,922)
Segment income including non-controlling interests	6,203	7,470	219,405	233,078
Segment income attributable to non-controlling interests	—	(4,046)	(1,721)	(5,767)
Segment income	$6,203	$3,424	$217,684	$227,311

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	65.7%
Acquisition cost ratio (2)	31.5%
Composite ratio (3)	97.2%
General and administrative expense ratio (4)	10.3%
Combined ratio (5)	107.5%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

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

	Year Ended December 31, 2012
	Property and Casualty Reinsurance (6)	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$190,374	$—	$—	$190,374
Gross premiums ceded	—	—	—	—
Net premiums written	190,374	—	—	190,374
Change in net unearned premium reserves	(93,893)	—	—	(93,893)
Net premiums earned	96,481	—	—	96,481
Expenses
Loss and loss adjustment expenses incurred, net	80,306	—	—	80,306
Acquisition costs, net	24,604	—	—	24,604
General and administrative expenses	20,290	1,534	5,552	27,376
Total expenses	125,200	1,534	5,552	132,286
Net underwriting loss	(28,719)	n/a	n/a	n/a
Net investment income	4,901	—	131,967	136,868
Other expenses	(446)	—	—	(446)
Segment income (loss) including non-controlling interests	(24,264)	(1,534)	126,415	100,617
Segment income attributable to non-controlling interests	—	—	(1,216)	(1,216)
Segment income (loss)	$(24,264)	$(1,534)	$125,199	$99,401

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	83.2%
Acquisition cost ratio (2)	25.5%
Composite ratio (3)	108.7%
General and administrative expense ratio (4)	21.0%
Combined ratio (5)	129.7%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

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

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2014, 2013 and 2012 as a percentage of total gross premiums written in the relevant period:

	2014	2013	2012
Contract 1	20.4%	14.9%	22.3%
Contract 2	17.1%	11.2%	22.0%
Contract 3	—%	10.5%	11.8%
Total for contracts contributing greater than 10% each	37.5%	36.6%	56.1%
Total for contracts contributing less than 10% each	62.5%	63.4%	43.9%
	100.0%	100.0%	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	($ in thousands)
Property	$106,834	17.4%	$67,612	16.8%	$103,174	54.2%
Casualty	266,763	43.5%	210,017	52.2%	44,700	23.5%
Specialty	227,708	37.1%	115,959	28.9%	42,500	22.3%
Total property and casualty reinsurance	601,305	98.0%	393,588	97.9%	190,374	100.0%
Catastrophe risk management	11,995	2.0%	8,349	2.1%	—	—%
	$613,300	100.0%	$401,937	100.0%	$190,374	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	($ in thousands)
Prospective	$530,169	86.4%	$362,151	90.1%	$190,374	100.0%
Retroactive (1)	83,131	13.6%	39,786	9.9%	—	—%
	$613,300	100.0%	$401,937	100.0%	$190,374	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table provides a breakdown of the Company’s gross premiums written from brokers for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	($ in thousands)
JLT Re	$199,563	32.5%	$—	—%	$—	—%
Guy Carpenter & Company, LLC	110,063	17.9%	89,125	22.2%	65,073	34.2%
Aon Benfield - a division of Aon plc	80,535	13.1%	111,865	27.8%	22,000	11.6%
Willis Re	61,777	10.1%	22,871	5.7%	—	—%
Advocate Reinsurance Partners, LLC	58,616	9.6%	57,994	14.4%	22,473	11.8%
Other brokers	57,403	9.4%	63,470	15.8%	38,328	20.2%
Total broker placed	567,957	92.6%	345,325	85.9%	147,874	77.8%
Other	45,343	7.4%	56,612	14.1%	42,500	22.2%
	$613,300	100.0%	$401,937	100.0%	$190,374	100.0%
The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	($ in thousands)
United States	$339,061	55.3%	$304,141	75.7%	$190,374	100.0%
United Kingdom	176,522	28.8%	—	—%	—	—%
Bermuda	97,717	15.9%	96,396	24.0%	—	—%
Other	—	—%	1,400	0.3%	—	—%
	$613,300	100.0%	$401,937	100.0%	$190,374	100.0%

23. Statutory requirements

The following is a summary of actual and required statutory capital and surplus and statutory net income of Third Point Re as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	($ in thousands)
Actual statutory capital	$1,296,067	$1,303,487
Required statutory capital and surplus	622,624	526,933
For the years ended December 31, 2014, 2013 and 2012, statutory net income was $56.7 million, $230.0 million and $101.3 million, respectively.
Under the Bermuda Insurance Act, 1978 and related regulations, Third Point Re is subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement, or BSCR model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re’s assets, liabilities and premiums. Third Point Re’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement, or ECR. Third Point Re is required to calculate and submit the ECR to the Bermuda Monetary Authority, or the BMA, annually. Following receipt of the submission of Third Point Re’s ECR the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. As of December 31, 2014 and 2013, Third Point Re met its ECR.
The principal difference between statutory capital and surplus and shareholder’s equity presented in accordance with GAAP is deferred acquisition costs and prepaid expenses, which are non-admitted assets for statutory purposes.

Third Point Re is also required under its Class 4 license to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. As of December 31, 2014 and 2013, Third Point Re met the minimum liquidity ratio requirement.
Third Point Re may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless Third Point Re files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause the company to fail to meet its relevant margins. As of December 31, 2014, Third Point Re could pay dividends in 2015 of approximately $324.0 million (2013 - $325.9 million) without providing an affidavit to the BMA. On February 26, 2015, Third Point Re declared a dividend of $158.0 million to Third Point Reinsurance Ltd.

24. Subsequent events

On January 5, 2015, the shareholders agreement between Third Point Re, Hiscox, and the Catastrophe Fund Manager was terminated by agreement of the parties that the Catastrophe Fund Manager would repurchase for cancellation Hiscox’s common shares, representing 15%, of the Catastrophe Fund Manager.

On February 13, 2015, TPRUSA issued $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025. The Notes bear interest at 7.00% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes.

On February 26, 2015, Third Point Re declared a dividend of $158.0 million to Third Point Reinsurance Ltd. This dividend was ultimately used to capitalize Third Point Re USA. In February 2015, the Company completed the capitalization of Third Point Re USA with a total of $265.0 million.

On February 26, 2015, we entered into a letter of credit facility with Lloyds Bank for $150.0 million.

25. Supplemental Guarantor Information
The following tables present historical, supplemental guarantor financial information as if new debt was issued by a subsidiary of Third Point Reinsurance Ltd. with Third Point Reinsurance Ltd. serving as a parent guarantor.  The subsidiary presented as the issuer of debt is TPRUSA, a wholly-owned subsidiary, incorporated on November 21, 2014.

The following information sets forth the Company’s condensed consolidating balance sheets as of December 31, 2014 and 2013 and the condensed consolidating statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, issuer of debt and all other subsidiaries are reflected in the eliminations column.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,177,796	$—	$1,177,796
Debt securities	—	—	569,648	—	569,648
Other investments	—	—	83,394	—	83,394
Total investments in securities and commodities	—	—	1,830,838	—	1,830,838
Cash and cash equivalents	140	—	28,594	—	28,734
Restricted cash and cash equivalents	—	—	417,307	—	417,307
Investment in subsidiaries	1,451,060	—		(1,451,060)	—
Due from brokers	—	—	58,241	—	58,241
Securities purchased under an agreement to sell	—	—	29,852	—	29,852
Derivative assets, at fair value	—	—	21,130	—	21,130
Interest and dividends receivable	—	—	2,602	—	2,602
Reinsurance balances receivable	—	—	303,649	—	303,649
Deferred acquisition costs, net	—	—	155,901	—	155,901
Loss and loss adjustment expenses recoverable	—	—	814	—	814
Other assets	600	666	2,246	—	3,512
Amounts due from affiliates	1,339	(403)	(936)	—	—
Total assets	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,226	$518	$8,341	$—	$10,085
Reinsurance balances payable	—	—	27,040	—	27,040
Deposit liabilities	—	—	145,430	—	145,430
Unearned premium reserves	—	—	433,809	—	433,809
Loss and loss adjustment expense reserves	—	—	277,362	—	277,362
Securities sold, not yet purchased, at fair value	—	—	82,485	—	82,485
Due to brokers	—	—	312,609	—	312,609
Derivative liabilities, at fair value	—	—	11,015	—	11,015
Interest and dividends payable	—	—	697	—	697
Total liabilities	1,226	518	1,298,788	—	1,300,532
Shareholders' equity
Common shares	10,447	—	1,251	(1,251)	10,447
Additional paid-in capital	1,065,489	—	1,072,671	(1,072,671)	1,065,489
Retained earnings	375,977	(255)	377,393	(377,138)	375,977
Shareholders’ equity attributable to shareholders	1,451,913	(255)	1,451,315	(1,451,060)	1,451,913
Non-controlling interests	—	—	100,135	—	100,135
Total shareholders’ equity	1,451,913	(255)	1,551,450	(1,451,060)	1,552,048
Total liabilities and shareholders’ equity	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$954,111	$—	$954,111
Debt securities	—	—	441,424	—	441,424
Other investments	—	—	65,329	—	65,329
Total investments in securities and commodities	—	—	1,460,864	—	1,460,864
Cash and cash equivalents	294	—	31,331	—	31,625
Restricted cash and cash equivalents	—	—	193,577	—	193,577
Investment in subsidiaries	1,394,644	—	—	(1,394,644)	—
Due from brokers	—	—	98,386	—	98,386
Securities purchased under an agreement to sell	—	—	38,147	—	38,147
Derivative assets, at fair value	—	—	39,045	—	39,045
Interest and dividends receivable	—	—	2,615	—	2,615
Reinsurance balances receivable	—	—	191,763	—	191,763
Deferred acquisition costs, net	—	—	91,193	—	91,193
Loss and loss adjustment expenses recoverable	—	—	9,277	—	9,277
Other assets	720	—	2,678	—	3,398
Amounts due from affiliates	417	—	(417)	—	—
Total assets	$1,396,075	$—	$2,158,459	$(1,394,644)	$2,159,890
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$242	$—	$9,214	$—	$9,456
Reinsurance balances payable	—	—	9,081	—	9,081
Deposit liabilities	—	—	120,946	—	120,946
Unearned premium reserves	—	—	265,187	—	265,187
Loss and loss adjustment expense reserves	—	—	134,331	—	134,331
Securities sold, not yet purchased, at fair value	—	—	56,056	—	56,056
Due to brokers	—	—	44,870	—	44,870
Derivative liabilities, at fair value	—	—	8,819	—	8,819
Interest and dividends payable	—	—	748	—	748
Amounts due to affiliates	4,172	—	(4,172)	—	—
Total liabilities	4,414	—	645,080	—	649,494
Shareholders’ equity
Common shares	10,389	—	1,251	(1,251)	10,389
Additional paid-in capital	1,055,690	—	1,064,493	(1,064,493)	1,055,690
Retained earnings	325,582	—	328,900	(328,900)	325,582
Shareholders’ equity attributable to shareholders	1,391,661	—	1,394,644	(1,394,644)	1,391,661
Non-controlling interests	—	—	118,735	—	118,735
Total shareholders’ equity	1,391,661	—	1,513,379	(1,394,644)	1,510,396
Total liabilities and shareholders’ equity	$1,396,075	$—	$2,158,459	$(1,394,644)	$2,159,890

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2014
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$613,300	$—	$613,300
Gross premiums ceded	—	—	(150)	—	(150)
Net premiums written	—	—	613,150	—	613,150
Change in net unearned premium reserves	—	—	(168,618)	—	(168,618)
Net premiums earned	—	—	444,532	—	444,532
Net investment income	—	—	85,582	—	85,582
Equity in earnings of subsidiaries	56,238	—	—	(56,238)	—
Total revenues	56,238	—	530,114	(56,238)	530,114
Expenses
Loss and loss adjustment expenses incurred, net	—	—	283,147	—	283,147
Acquisition costs, net	—	—	137,206	—	137,206
General and administrative expenses	5,843	255	33,910	—	40,008
Other expenses	—	—	7,395	—	7,395
Total expenses	5,843	255	461,658	—	467,756
Income before income tax expense	50,395	(255)	68,456	(56,238)	62,358
Income tax expense	—	—	(5,648)	—	(5,648)
Income including non-controlling interests	50,395	(255)	62,808	(56,238)	56,710
Income attributable to non-controlling interests	—	—	(6,315)	—	(6,315)
Net income (loss)	$50,395	$(255)	$56,493	$(56,238)	$50,395

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2013
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$401,937	$—	$401,937
Gross premiums ceded	—	—	(9,975)	—	(9,975)
Net premiums written	—	—	391,962	—	391,962
Change in net unearned premium reserves	—	—	(171,295)	—	(171,295)
Net premiums earned	—	—	220,667	—	220,667
Net investment income	—	—	258,125	—	258,125
Equity in earnings of subsidiaries	228,646	—	—	(228,646)	—
Total revenues	228,646	—	478,792	(228,646)	478,792
Expenses
Loss and loss adjustment expenses incurred, net	—	—	139,812	—	139,812
Acquisition costs, net	—	—	67,944	—	67,944
General and administrative expenses	1,335	—	31,701	—	33,036
Other expenses	—	—	4,922	—	4,922
Total expenses	1,335	—	244,379	—	245,714
Income including non-controlling interests	227,311	—	234,413	(228,646)	233,078
Income attributable to non-controlling interests	—	—	(5,767)	—	(5,767)
Net income	$227,311	$—	$228,646	$(228,646)	$227,311

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2012
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$190,374	$—	$190,374
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	190,374	—	190,374
Change in net unearned premium reserves	—	—	(93,893)	—	(93,893)
Net premiums earned	—	—	96,481	—	96,481
Net investment income	—	—	136,868	—	136,868
Equity in earnings of subsidiaries	101,346	—	—	(101,346)	—
Total revenues	101,346	—	233,349	(101,346)	233,349
Expenses
Loss and loss adjustment expenses incurred, net	—	—	80,306	—	80,306
Acquisition costs, net	—	—	24,604	—	24,604
General and administrative expenses	1,945	—	25,431	—	27,376
Other expenses	—	—	446	—	446
Total expenses	1,945	—	130,787	—	132,732
Income including non-controlling interests	99,401	—	102,562	(101,346)	100,617
Income attributable to non-controlling interests	—	—	(1,216)	—	(1,216)
Net income	$99,401	$—	$101,346	$(101,346)	$99,401

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$50,395	$(255)	$62,808	$(56,238)	$56,710
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities
Equity in earnings of subsidiaries	(56,238)	—	—	56,238	—
Share compensation expense	1,080	—	8,178	—	9,258
Interest expense on deposit liabilities	—	—	4,346	—	4,346
Net unrealized gain on investments and derivatives	—	—	85,057	—	85,057
Net realized gain on investments and derivatives	—	—	(193,957)	—	(193,957)
Amortization of premium and accretion of discount, net	—	—	(1,044)	—	(1,044)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(111,886)	—	(111,886)
Deferred acquisition costs, net	—	—	(64,708)	—	(64,708)
Loss and loss adjustment expenses recoverable	—	—	8,463	—	8,463
Other assets	120	(666)	432	—	(114)
Interest and dividends receivable, net	—	—	(38)	—	(38)
Unearned premium reserves	—	—	168,622	—	168,622
Loss and loss adjustment expense reserves	—	—	143,031	—	143,031
Accounts payable and accrued expenses	984	518	(873)	—	629
Reinsurance balances payable	—	—	18,061	—	18,061
Amounts due from affiliates	(922)	403	519	—	—
Amounts due to affiliates	(4,172)	—	4,172	—	—
Net cash provided by operating activities	(8,753)	—	131,183	—	122,430
Investing activities
Purchases of investments	—	—	(3,114,906)	—	(3,114,906)
Proceeds from sales of investments	—	—	2,857,404	—	2,857,404
Purchases of investments to cover short sales	—	—	(232,568)	—	(232,568)
Proceeds from short sales of investments	—	—	278,569	—	278,569
Change in due to/from brokers, net	—	—	307,884	—	307,884
Increase in securities purchased under agreement to sell	—	—	8,294	—	8,294
Change in restricted cash and cash equivalents	—	—	(223,730)	—	(223,730)
Net cash used in investing activities	—	—	(119,053)	—	(119,053)
Financing activities
Proceeds from issuance of common shares, net of costs	599	—	—	—	599
Increase in deposit liabilities	—	—	18,048	—	18,048
Non-controlling interest in investment affiliate, net	—	—	(31,066)	—	(31,066)
Non-controlling interest in Catastrophe Fund	—	—	6,151	—	6,151
Dividend received by (paid to) parent	8,000	—	(8,000)	—	—
Net cash provided by financing activities	8,599	—	(14,867)	—	(6,268)
Net (decrease) increase in cash and cash equivalents	(154)	—	(2,737)	—	(2,891)
Cash and cash equivalents at beginning of period	294	—	31,331	—	31,625
Cash and cash equivalents at end of period	$140	$—	$28,594	$—	$28,734

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$227,311	$—	$234,413	$(228,646)	$233,078
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities
Equity in earnings of subsidiaries	(228,646)	—	—	228,646	—
Share compensation expense	—	—	9,800	—	9,800
Interest expense on deposit liabilities	—	—	4,271	—	4,271
Net unrealized gain on investments and derivatives	—	—	(78,490)	—	(78,490)
Net realized gain on investments and derivatives	—	—	(236,333)	—	(236,333)
Amortization of premium and accretion of discount, net	—	—	(262)	—	(262)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(107,483)	—	(107,483)
Deferred acquisition costs, net	—	—	(45,810)	—	(45,810)
Loss and loss adjustment expenses recoverable	—	—	(9,277)	—	(9,277)
Other assets	(686)	—	411	—	(275)
Interest and dividends receivable, net	—	—	(1,034)	—	(1,034)
Unearned premium reserves	—	—	171,294	—	171,294
Loss and loss adjustment expense reserves	—	—	67,060	—	67,060
Accounts payable and accrued expenses	(65)	—	4,154	—	4,089
Reinsurance balances payable	—	—	9,081	—	9,081
Amounts due from affiliates	353	—	(353)	—	—
Amounts due to affiliates	2,020	—	(2,020)	—	—
Net cash provided by operating activities	287	—	19,422	—	19,709
Investing activities
Purchases of investments	—	—	(2,172,077)	—	(2,172,077)
Proceeds from sales of investments	—	—	1,943,655	—	1,943,655
Purchases of investments to cover short sales	—	—	(407,965)	—	(407,965)
Proceeds from short sales of investments	—	—	290,770	—	290,770
Change in due to/from brokers, net	—	—	12,162	—	12,162
Increase in securities purchased under agreement to sell	—	—	22,261	—	22,261
Change in restricted cash and cash equivalents	—	—	(115,950)	—	(115,950)
Contributed capital (to) from subsidiaries	(286,257)	—	286,257	—	—
Net cash used in investing activities	(286,257)	—	(140,887)	—	(427,144)
Financing activities
Proceeds from issuance of common shares, net of costs	286,095	—	—	—	286,095
Increase in deposit liabilities	—	—	65,769	—	65,769
Non-controlling interest in investment affiliate, net	—	—	27,867	—	27,867
Non-controlling interest in Catastrophe Fund	—	—	25,324	—	25,324
Net cash provided by financing activities	286,095	—	118,960	—	405,055
Net (decrease) increase in cash and cash equivalents	125	—	(2,505)	—	(2,380)
Cash and cash equivalents at beginning of period	169	—	33,836	—	34,005
Cash and cash equivalents at end of period	$294	$—	$31,331	$—	$31,625

See note 2 for explanation of certain changes made in the presentation of the Company’s consolidated statements of cash flows for the years ended December 31, 2013 and 2012 to conform to the 2014 presentation.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(expressed in thousands of U.S. dollars)
	Parent Guarantor	Issuer of Debt	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$99,401	$—	$102,562	$(101,346)	$100,617
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities					—
Equity in earnings of subsidiaries	(101,346)	—	—	101,346	—
Share compensation expense	—	—	6,408	—	6,408
Interest expense on deposit liabilities	—	—	296	—	296
Net unrealized gain on investments and derivatives	—	—	(113,271)	—	(113,271)
Net realized gain on investments and derivatives	—	—	(55,632)	—	(55,632)
Amortization of premium and accretion of discount, net	—	—	(2,434)	—	(2,434)
Changes in assets and liabilities:					—
Reinsurance balances receivable	—	—	(84,280)	—	(84,280)
Deferred acquisition costs, net	—	—	(45,383)	—	(45,383)
Other assets	(33)	—	(1,668)	—	(1,701)
Interest and dividends receivable, net	—	—	(833)	—	(833)
Unearned premium reserves	—	—	93,893	—	93,893
Loss and loss adjustment expense reserves	—	—	67,271	—	67,271
Accounts payable and accrued expenses	682	—	3,475	—	4,157
Amounts due from affiliates	(770)	—	770	—	—
Amounts due to affiliates	2,152	—	(2,152)	—	—
Net cash provided by (used in) operating activities	86	—	(30,978)	—	(30,892)
Investing activities
Purchases of investments	—	—	(2,317,234)	—	(2,317,234)
Proceeds from sales of investments	—	—	1,521,110	—	1,521,110
Purchases of investments to cover short sales	—	—	(535,443)	—	(535,443)
Proceeds from short sales of investments	—	—	729,182	—	729,182
Change in due to/from brokers, net	—	—	(65,678)	—	(65,678)
Increase in securities purchased under agreement to sell	—	—	(60,408)	—	(60,408)
Change in restricted cash and cash equivalents	—	—	(77,627)	—	(77,627)
Contributed capital (to) from subsidiaries	(170,110)	—	170,110	—	—
Net cash used in investing activities	(170,110)	—	(635,988)	—	(806,098)
Financing activities
Proceeds from issuance of common shares, net of costs	158,593	—	—	—	158,593
Increase in deposit liabilities	—	—	50,000		50,000
Non-controlling interest in investment affiliate, net	—	—	38,913	—	38,913
Non-controlling interest in Catastrophe Fund	—	—	19,646	—	19,646
Non-controlling interest in Catastrophe Manager	—	—	2	—	2
Net cash provided by financing activities	158,593	—	108,561	—	267,154
Net (decrease) increase in cash and cash equivalents	(11,431)	—	(558,405)	—	(569,836)
Cash and cash equivalents at beginning of period	11,600	—	592,241	—	603,841
Cash and cash equivalents at end of period	$169	$—	$33,836	$—	$34,005

See note 2 for explanation of certain changes made in the presentation of the Company’s consolidated statements of cash flows for the years ended December 31, 2013 and 2012 to conform to the 2014 presentation.

26. Quarterly financial results (UNAUDITED)

	Quarters ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	($ in thousands)
Revenues
Gross premiums written	$253,802	$126,403	$145,508	$87,587
Gross premiums ceded	—	(150)	—	—
Net premiums written	253,802	126,253	145,508	87,587
Change in net unearned premium reserves	(70,230)	(17,305)	(66,758)	(14,325)
Net premiums earned	183,572	108,948	78,750	73,262
Net investment income (loss)	(6,490)	1,552	40,485	50,035
Total revenues	177,082	110,500	119,235	123,297
Expenses
Loss and loss adjustment expenses incurred, net	132,364	60,115	44,409	46,259
Acquisition costs, net	43,875	38,317	29,583	25,431
General and administrative expenses	10,310	10,124	9,549	10,025
Other expenses	2,606	2,982	1,020	787
Total expenses	189,155	111,538	84,561	82,502
Income (loss) before income tax expense	(12,073)	(1,038)	34,674	40,795
Income tax expense	(1,731)	(1,542)	(2,375)	—
Net income (loss) including non-controlling interests	(13,804)	(2,580)	32,299	40,795
Income (loss) attributable to non-controlling interests	(875)	(3,417)	(1,007)	(1,016)
Net income (loss)	$(14,679)	$(5,997)	$31,292	$39,779
Earnings (loss) per share
Basic	$(0.14)	$(0.06)	$0.30	$0.38
Diluted	$(0.14)	$(0.06)	$0.29	$0.37
Weighted average number of common shares used in the determination of earnings per share
Basic	103,324,616	103,295,920	103,264,616	103,264,616
Diluted	103,324,616	103,295,920	106,433,881	103,413,580

	Quarters ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	($ in thousands)
Revenues
Gross premiums written	$162,277	$45,425	$98,215	$96,020
Gross premiums ceded	—	—	—	(9,975)
Net premiums written	162,277	45,425	98,215	86,045
Change in net unearned premium reserves	(103,767)	20,904	(35,928)	(52,504)
Net premiums earned	58,510	66,329	62,287	33,541
Net investment income	89,321	54,617	32,826	81,361
Total revenues	147,831	120,946	95,113	114,902
Expenses
Loss and loss adjustment expenses incurred, net	36,133	39,349	45,692	18,638
Acquisition costs, net	18,833	21,117	14,921	13,073
General and administrative expenses	8,965	9,846	7,217	7,008
Other expenses	2,247	1,246	759	670
Total expenses	66,178	71,558	68,589	39,389
Net income including non-controlling interests	81,653	49,388	26,524	75,513
Income attributable to non-controlling interests	(1,565)	(2,818)	(301)	(1,083)
Net income	$80,088	$46,570	$26,223	$74,430
Earnings per share
Basic	$0.77	$0.52	$0.33	$0.94
Diluted	$0.75	$0.51	$0.33	$0.93
Weighted average number of common shares used in the determination of earnings per share
Basic	103,264,616	89,620,394	78,432,132	78,432,132
Diluted	106,390,339	90,915,805	79,254,268	79,083,675

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
(expressed in thousands of U.S. dollars)

	Cost	Fair value	Balance sheet value
Assets
Equity securities	$1,073,428	$1,173,635	$1,173,635
Private common equity securities	5,431	4,161	4,161
Total equities	1,078,859	1,177,796	1,177,796
Asset-backed securities	391,179	400,234	400,234
Bank debts	2,438	2,395	2,395
Corporate bonds	47,525	60,594	60,594
Municipal bonds	3,291	3,094	3,094
Sovereign debt	102,500	103,331	103,331
Total debt securities	546,933	569,648	569,648
Investments in limited partnerships	85,865	62,110	62,110
Rights and warrants	1,752	1,843	1,843
Options	9,093	6,996	6,996
Trade claims	4,663	10,368	10,368
Catastrophe bond	2,000	2,077	2,077
Total other investments	103,373	83,394	83,394
Total investments	$1,729,165	$1,830,838	$1,830,838

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars)

	As of and for the year ended December 31, 2014
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$155,891	$277,285	$433,757	$432,297	$11,305	$7,395	$283,180	$136,154	$22,515	$601,155
Catastrophe Risk Management	10	77	52	12,235	1,227	—	(33)	1,052	3,113	11,995
Corporate	—	—	—	—	73,050	—	—	—	14,380	—
	$155,901	$277,362	$433,809	$444,532	$85,582	$7,395	$283,147	$137,206	$40,008	$613,150

	As of and for the year ended December 31, 2013
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$91,141	$134,221	$264,898	$212,607	$26,953	$4,922	$139,616	$66,981	$21,838	$383,613
Catastrophe Risk Management	52	110	289	8,060	4,421	—	196	963	3,852	8,349
Corporate	—	—	—	—	226,751	—	—	—	7,346	—
	$91,193	$134,331	$265,187	$220,667	$258,125	$4,922	$139,812	$67,944	$33,036	$391,962

	As of and for the year ended December 31, 2012
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$45,383	$67,271	$93,893	$96,481	$4,901	$446	$80,306	$24,604	$20,290	$190,374
Catastrophe Risk Management	—	—	—	—	—	—	—	—	1,534	—
Corporate	—	—	—	—	131,521	—	—	—	5,552	—
	$45,383	$67,271	$93,893	$96,481	$136,422	$446	$80,306	$24,604	$27,376	$190,374

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2014, 2013 and 2012
(expressed in thousands of U.S. dollars)

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2014	$—	$150	$613,300	$613,150	100%
Year ended December 31, 2013	$—	$9,975	$401,937	$391,962	98%
Year ended December 31, 2012	$—	$—	$190,374	$190,374	100%