Form 10-Q
period 2015-03-31
Third Point Reinsurance Ltd.
filed 2015-05-08
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                        Yes    ☐    No    ☒
The registrant’s common shares began trading on the New York Stock Exchange on August 15, 2013.
As of May 8, 2015, there were 105,164,957 common shares of the registrant’s common shares issued and outstanding, including 1,274,280 restricted shares.

Third Point Reinsurance Ltd.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
As of March 31, 2015 and December 31, 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2015	December 31, 2014
Assets
Equity securities, trading, at fair value (cost - $1,119,462; 2014 - $1,078,859)	$1,239,988	$1,177,796
Debt securities, trading, at fair value (cost - $709,599; 2014 - $546,933)	736,243	569,648
Other investments, at fair value	61,466	83,394
Total investments in securities and commodities	2,037,697	1,830,838
Cash and cash equivalents	12,348	28,734
Restricted cash and cash equivalents	583,474	417,307
Due from brokers	228,793	58,241
Securities purchased under an agreement to sell	17,630	29,852
Derivative assets, at fair value	25,223	21,130
Interest and dividends receivable	5,902	2,602
Reinsurance balances receivable	250,154	303,649
Deferred acquisition costs, net	164,096	155,901
Loss and loss adjustment expenses recoverable	408	814
Other assets	6,857	3,512
Total assets	$3,332,582	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$8,792	$10,085
Reinsurance balances payable	53,798	27,040
Deposit liabilities	146,719	145,430
Unearned premium reserves	508,014	433,809
Loss and loss adjustment expense reserves	273,937	277,362
Securities sold, not yet purchased, at fair value	104,857	82,485
Securities sold under an agreement to repurchase	61,939	—
Due to brokers	465,558	312,609
Derivative liabilities, at fair value	17,020	11,015
Performance fee payable to related party	15,844	—
Interest and dividends payable	1,617	697
Senior notes payable, net of deferred costs	113,315	—
Total liabilities	1,771,410	1,300,532
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 105,170,735 (2014: 104,473,402))	10,517	10,447
Additional paid-in capital	1,069,617	1,065,489
Retained earnings	426,447	375,977
Shareholders’ equity attributable to shareholders	1,506,581	1,451,913
Non-controlling interests	54,591	100,135
Total shareholders’ equity	1,561,172	1,552,048
Total liabilities and shareholders’ equity	$3,332,582	$2,852,580

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
For the three months ended March 31, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2015	2014
Revenues
Gross premiums written	$213,334	$87,587
Gross premiums ceded	(52)	—
Net premiums written	213,282	87,587
Change in net unearned premium reserves	(74,207)	(14,325)
Net premiums earned	139,075	73,262
Net investment income	64,918	50,035
Total revenues	203,993	123,297
Expenses
Loss and loss adjustment expenses incurred, net	81,746	46,259
Acquisition costs, net	54,657	25,431
General and administrative expenses	11,708	10,025
Other expenses	2,701	787
Interest expense	1,036	—
Foreign exchange gains	(193)	—
Total expenses	151,655	82,502
Income before income tax expense	52,338	40,795
Income tax expense	(1,305)	—
Income including non-controlling interests	51,033	40,795
Income attributable to non-controlling interests	(563)	(1,016)
Net income	$50,470	$39,779
Earnings per share
Basic	$0.48	$0.38
Diluted	$0.47	$0.37
Weighted average number of common shares used in the determination of earnings per share
Basic	103,753,065	103,264,616
Diluted	106,144,183	106,413,580
The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
For the three months ended March 31, 2015 and 2014
(expressed in thousands of U.S. dollars, except share amounts)

	2015	2014
Common shares
Balance, beginning of period	104,473,402	103,888,916
Issuance of common shares	697,333	35,981
Balance, end of period	105,170,735	103,924,897
Common shares
Balance, beginning of period	$10,447	$10,389
Issuance of common shares	70	3
Balance, end of period	10,517	10,392
Additional paid-in capital
Balance, beginning of period	1,065,489	1,055,690
Issuance of common shares, net	1,045	(3)
Share compensation expense	3,083	2,252
Balance, end of period	1,069,617	1,057,939
Retained earnings
Balance, beginning of period	375,977	325,582
Income including non-controlling interests	51,033	40,795
Income attributable to non-controlling interests	(563)	(1,016)
Balance, end of period	426,447	365,361
Shareholders’ equity attributable to shareholders	1,506,581	1,433,692
Non-controlling interests
Balance, beginning of period	100,135	118,735
Non-controlling interest in investment affiliate, net	(24,999)	(51,001)
Non-controlling interest in Catastrophe Fund	(21,400)	2,129
Non-controlling interest in Catastrophe Manager	292	—
Income attributable to non-controlling interests	563	1,016
Balance, end of period	54,591	70,879
Total shareholders’ equity	$1,561,172	$1,504,571

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2015 and 2014
(expressed in thousands of U.S. dollars)

	2015	2014
Operating activities
Income including non-controlling interests	$51,033	$40,795
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities
Share compensation expense	3,083	2,252
Interest expense on deposit liabilities	631	448
Net unrealized (gain) loss on investments and derivatives	(36,340)	16,334
Net realized gain on investments and derivatives	(53,283)	(84,752)
Foreign exchange gains included in income including non-controlling interests	(193)	—
Amortization of premium and accretion of discount, net	1,673	364
Changes in assets and liabilities:
Reinsurance balances receivable	53,170	(29,778)
Deferred acquisition costs, net	(8,195)	(2,090)
Loss and loss adjustment expenses recoverable	406	(1,000)
Other assets	(3,345)	448
Interest and dividends receivable, net	(2,380)	(2,547)
Unearned premium reserves	74,205	14,325
Loss and loss adjustment expense reserves	(2,907)	30,293
Accounts payable and accrued expenses	(2,024)	(5,717)
Reinsurance balances payable	26,638	16,566
Performance fee payable to related party	15,844	12,295
Net cash provided by operating activities	118,016	8,236
Investing activities
Purchases of investments	(875,871)	(797,308)
Proceeds from sales of investments	747,492	574,482
Purchases of investments to cover short sales	(116,867)	(67,779)
Proceeds from short sales of investments	150,942	74,577
Change in due to/from brokers, net	(17,603)	285,175
Decrease in securities purchased under an agreement to sell	12,222	1,369
Increase in securities sold under an agreement to repurchase	61,939	—
Change in restricted cash and cash equivalents	(166,167)	(27,467)
Net cash (used in) provided by investing activities	(203,913)	43,049
Financing activities
Proceeds from issuance of common shares, net of costs	1,115	—
Proceeds from issuance of senior notes payable, net of costs	114,025	—
Increase (decrease) in deposit liabilities	478	(100)
Non-controlling interest in investment affiliate, net	(24,999)	(51,001)
Non-controlling interest in Catastrophe Fund	(21,400)	2,129
Non-controlling interest in Catastrophe Manager	292	—
Net cash provided by (used in) financing activities	69,511	(48,972)
Net (decrease) increase in cash and cash equivalents	(16,386)	2,313
Cash and cash equivalents at beginning of period	28,734	31,625
Cash and cash equivalents at end of period	$12,348	$33,938
Supplementary information
Interest paid in cash	$979	$928
Income taxes paid in cash	$437	$—

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
Third Point Re USA is a Bermuda reinsurance company that was incorporated on November 21, 2014 and commenced operations in February 2015.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity.  Third Point Re USA will price and underwrite U.S. domiciled reinsurance business from an office in the United States.  Third Point Re USA is a wholly owned subsidiary of Third Point Re (USA) Holdings, Inc. (“TPRUSA”), an intermediate holding company based in the U.S., which is a wholly owned subsidiary of Third Point Re (UK) Holdings Ltd. (“Third Point Re UK”), an intermediate holding company based in the United Kingdom.  Third Point Re UK is a wholly owned subsidiary of Third Point Reinsurance Ltd.
On June 15, 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. The Catastrophe Fund Manager, a Bermuda exempted company, is the investment manager of the Catastrophe Fund.  In December 2014, the Company announced that it would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that the Company would be redeeming all existing investments in the Catastrophe Fund.  The Catastrophe Fund Manager will continue to manage the run off of the remaining exposure in the Catastrophe Fund.
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
These unaudited condensed consolidated financial statements include the results of the Company and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission on February 27, 2015.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full calendar year.

2. Significant accounting policies
The following is a summary of the significant accounting and reporting policies adopted by the Company:
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, the loss and loss adjustment expense reserves, estimates of written and earned premiums and fair value of financial instruments.
Cash and restricted cash and cash equivalents
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer, securing collateralized reinsurance contracts written, trust accounts securing obligations under certain reinsurance contracts and cash held with banks securing letters of credit issued under credit facilities.
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
Premiums for retroactive exposures in reinsurance contracts are earned at the inception of the contract, as all of the underlying loss events covered by these exposures occurred in the past. Any underwriting profit at inception related to retroactive exposures in a reinsurance contract is deferred and recognised over the estimated future payout of the loss and loss adjustment expense reserves. Any underwriting loss at inception related to retroactive exposures in a reinsurance contract is recognised immediately.
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

Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of March 31, 2015, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserves include case reserves, reserves for losses incurred but not yet reported (“IBNR reserves”) and deferred profit reserves for retroactive exposures in reinsurance contracts. Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future development on loss and loss adjustment expenses that are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
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
Derivatives
Underwriting
The Catastrophe Reinsurer enters into certain contracts under which the potential loss payments are triggered exclusively by reference to a specified index, such as an industry loss. These contracts are considered derivatives. The Company records the fair value of these contracts in derivative liabilities, at fair value, in the condensed consolidated balance sheet. Changes in the fair value of these contracts are recorded in net investment income in the condensed consolidated statement of income.
Investments
Derivative instruments within our investment assets managed by our investment manager Third Point LLC, are recorded in the condensed consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognised in net investment income in the condensed consolidated statements of income.
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
Debt offering costs
Costs incurred in issuing debt, which includes underwriters’ fees, legal and accounting fees, printing and other fees are capitalized and presented as a direct deduction from the senior notes payable in the condensed consolidated balance sheets. These costs are amortized over the term of the debt and are included in interest expense in the condensed consolidated statements of income.
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. Transactions involving monetary assets and liabilities denominated in foreign currencies have been converted into U.S. dollars at the exchange rate in effect on the balance sheet date, and the related revenues and expenses are converted using specific rates for the period, as appropriate. Net foreign currency transaction gains and losses arising from these activities are reported in the condensed consolidated statements of income in the period in which they arise.
The Company does not isolate the portion of the net investment income resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income in the condensed consolidated statements of income.

Income taxes
We provide for income taxes for our operations in income tax paying jurisdictions. Our provision relies on estimates and interpretations of currently enacted tax laws. We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such temporary differences are primarily due to tax basis discounts on loss and loss adjustment expense reserves and unearned premiums, deferred acquisition costs and investments. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the condensed consolidated statements of income in the period in which they are made. Any adjustments could be material and could significantly impact earnings in the period they are recorded.
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
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognised in the condensed consolidated statements of income on a straight-line basis over the term of the lease.
Comprehensive income
The Company has no comprehensive income other than net income disclosed in the condensed consolidated statements of income.
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company also has a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to its corporate activities, interest expense and income tax expense.
Prior year changes in the presentation of condensed consolidated statements of cash flows

The Company had previously excluded income attributable to non-controlling interests from cash flows provided by operating activities and included these amounts in cash flows used in investing activities and provided by financing activities. The Company began including income from non-controlling interests in cash flows provided by operating activities for the year ended December 31, 2014. In addition, cash flows related to the non-controlling interest in investment affiliate were previously included in net cash used in investing activities and is now being included in net cash provided by financing activities. Lastly, the Company now includes interest expense on deposit liabilities and the change in fair value of embedded derivatives in deposit liability contracts as non-cash adjustments in operating activities. These changes did not impact the condensed consolidated balance sheet or condensed consolidated statements of income for the prior periods. The Company modified the presentation of its condensed consolidated statements of cash flows for the three months ended March 31, 2014 to conform with the current year presentation.
Recently issued accounting standards
Issued and effective as of March 31, 2015

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company’s operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. ASU 2014-08 is effective for all disposals that occur after January 1, 2015, with early adoption permitted. The Company does not expect this new pronouncement to have a material impact on the Company’s condensed consolidated financial statements.
Issued but not yet effective as of March 31, 2015

In February 2015, the FASB issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2015-03 effective with its debt issuance in February 2015.
3. Restricted cash and cash equivalents
Restricted cash and cash equivalents as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer (1)	$75,425	$108,544
Restricted cash securing letter of credit facilities (2)	282,707	218,963
Restricted cash securing other reinsurance contracts (3)	225,342	89,800
	$583,474	$417,307

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

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate account managed by Third Point LLC:

	March 31, 2015	December 31, 2014
Assets	($ in thousands)
Total investments in securities and commodities	$2,032,653	$1,828,761
Cash and cash equivalents	29	3
Restricted cash and cash equivalents (1)	508,049	308,763
Due from brokers	228,793	58,241
Securities purchased under an agreement to sell	17,630	29,852
Derivative assets	25,223	21,130
Interest and dividends receivable	5,898	2,590
Other assets	—	325
Total assets	2,818,275	2,249,665
Liabilities and non-controlling interest
Accounts payable and accrued expenses	506	464
Securities sold, not yet purchased, at fair value	104,857	82,485
Securities sold under an agreement to repurchase	61,939	—
Due to brokers	465,558	312,609
Derivative liabilities	16,990	10,985
Performance fee payable to related party	15,844	—
Interest and dividends payable	602	697
Non-controlling interest	15,885	40,241
Total liabilities and non-controlling interest	682,181	447,481
Total net investments managed by Third Point LLC	$2,136,094	$1,802,184

(1)	Includes amounts advanced to Third Point Re to fund collateral held in trust accounts.
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

Investments are carried at fair value. The fair values of investments are estimated using prices obtained from either third-party pricing services or broker quotes. The methodology for valuation is generally determined based on the investment’s asset class per the Company’s Investment Manager’s valuation policy. For investments where fair values from pricing services or brokers are unavailable, fair values are estimated using information obtained from the Company’s Investment Manager.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of March 31, 2015, securities valued at $509.8 million (December 31, 2014 - $434.4 million), representing 24.8% (December 31, 2014 – 23.5%) of investments in securities and commodities and derivative assets, and $3.5 million (December 31, 2014 - $1.3 million), representing 2.9% (December 31, 2014 – 1.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes or other quoted market prices for similar securities.
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period. Valuation techniques used by the Company may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct separate valuations of such private securities. The third party valuation firms provide written reports documenting their recommended valuation as of the determination date for the specified investments.
As of March 31, 2015, the Company had $10.3 million (December 31, 2014 - $2.3 million) of private securities fair valued by a third party valuation firm using information obtained from the Company’s Investment Manager. Private securities represented less than 1% of total investments in securities, commodities and derivative assets. The actual value at which these securities could actually be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
On December 18, 2014, we entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox Insurance Company (Bermuda) Limited’s (“Hiscox”) separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  On January 2, 2015, we funded $5.0 million of this commitment.  The remaining $20.0 million commitment is due to be funded on June 1, 2015. This Company has elected the fair value option for this investment which is recorded on the condensed consolidated balance sheet at fair value as a Level 3 asset. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager. The resulting net gains or losses are reflected in the condensed consolidated statements of income.
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
For the three months ended March 31, 2015 and 2014, there were no changes in the valuation techniques as it relates to the above.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,209,796	$18,196	$—	$1,227,992
Private common equity securities	—	2,532	962	3,494
Private preferred equity securities	—	—	8,502	8,502
Total equities	1,209,796	20,728	9,464	1,239,988
Asset-backed securities	—	480,066	3,586	483,652
Bank debts	—	—	7,681	7,681
Corporate bonds	—	109,131	3,118	112,249
Sovereign debt	—	132,643	18	132,661
Total debt securities	—	721,840	14,403	736,243
Investments in limited partnerships	—	15,135	6,138	21,273
Options	18,709	4,219	—	22,928
Rights and warrants	1,810	—	—	1,810
Trade claims	—	10,411	—	10,411
Investment in Kiskadee Fund	—	—	5,044	5,044
Total other investments	20,519	29,765	11,182	61,466
Derivative assets (free standing)	281	24,942	—	25,223
Total assets	$1,230,596	$797,275	$35,049	$2,062,920
Liabilities
Equity securities	$44,549	$—	$—	$44,549
Sovereign debt	—	17,222	—	17,222
Corporate bonds	—	14,712	—	14,712
Options	15,596	12,778	—	28,374
Total securities sold, not yet purchased	60,145	44,712	—	104,857
Derivative liabilities (free standing)	348	15,536	1,136	17,020
Derivative liabilities (embedded)	—	—	9,618	9,618
Total liabilities	$60,493	$60,248	$10,754	$131,495

	December 31, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,158,428	$15,207	$—	$1,173,635
Private common equity securities	—	2,718	1,443	4,161
Total equities	1,158,428	17,925	1,443	1,177,796
Asset-backed securities	—	395,514	4,720	400,234
Bank debts	—	2,395	—	2,395
Corporate bonds	—	56,795	3,799	60,594
Municipal bonds	—	3,094	—	3,094
Sovereign debt	—	103,331	—	103,331
Total debt securities	—	561,129	8,519	569,648
Investments in limited partnerships	—	55,756	6,354	62,110
Options	3,205	3,791	—	6,996
Rights and warrants	1,843	—	—	1,843
Trade claims	—	10,368	—	10,368
Catastrophe bond	—	2,077	—	2,077
Total other investments	5,048	71,992	6,354	83,394
Derivative assets (free standing)	380	20,750	—	21,130
Total assets	$1,163,856	$671,796	$16,316	$1,851,968
Liabilities
Equity securities	$33,222	$—	$—	$33,222
Sovereign debt	—	29,350	—	29,350
Corporate bonds	—	13,312	—	13,312
Options	3,755	2,846	—	6,601
Total securities sold, not yet purchased	36,977	45,508	—	82,485
Derivative liabilities (free standing)	505	9,548	962	11,015
Derivative liabilities (embedded)	—	—	9,289	9,289
Total liabilities	$37,482	$55,056	$10,251	$102,789
During the three months ended March 31, 2015, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the year ended December 31, 2014, the Company reclassified $86.6 million of private common equity securities from Level 2 to Level 1 equity securities. This reclassification is the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date.

The following table presents the reconciliation for all investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$—	$—	$(481)	$962
Private preferred equity securities	—	—	8,502	—	—	8,502
Asset-backed securities	4,720	(3,451)	2,562	(560)	315	3,586
Bank debt	—	—	7,634	—	47	7,681
Corporate bonds	3,799	—	—	—	(681)	3,118
Sovereign debt	—	18	—	—	—	18
Investments in limited partnerships	6,354	—	—	—	(216)	6,138
Investment in Kiskadee Fund	—	—	5,000	—	44	5,044
Total assets	$16,316	$(3,433)	$23,698	$(560)	$(972)	$35,049
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(174)	$—	$(1,136)
Derivative liabilities (embedded)	(9,289)	—	—	(29)	(300)	(9,618)
Total liabilities	$(10,251)	$—	$—	$(203)	$(300)	$(10,754)

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2014
	($ in thousands)
Assets
Private common equity securities	$2,012	$—	$—	$—	$—	$2,012
Asset-backed securities	400	1,921	1,364	(1,903)	1,770	3,552
Corporate bonds	4,610	—	87	—	84	4,781
Investments in limited partnerships	5,292	—	54	—	(238)	5,108
Total assets	$12,314	$1,921	$1,505	$(1,903)	$1,616	$15,453
Liabilities
Derivative liabilities (embedded)	$(4,430)	$—	$—	$(783)	$(143)	$(5,356)
Total liabilities	$(4,430)	$—	$—	$(783)	$(143)	$(5,356)

(1)	Total change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the condensed consolidated statements of income (loss).
Total unrealized losses related to fair value assets using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 was $1.4 million (2014 - losses of $0.03 million).
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
The following table summarizes information about the significant unobservable inputs used in determining the fair value of the Level 3 investments held by the Company.  Level 3 investments not presented in the table below generally do not have any unobservable inputs to disclose, as they are valued primarily using dealer quotes, at cost or net asset value for investment in limited partnerships.

March 31, 2015
Asset	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Corporate bond	$1,804	Discounted cash flow	Yield	18.75 - 20.76%
			Duration	3 years
			Credit spreads	1,786-1,986
			Volatility	25 - 40%

Derivative liabilities (embedded)	$9,618	Discounted cash flow	Contractual Variable Annual Investment Credit	0.0 - 3.5%
			Mean Monthly Investment Return	1.20%
			Duration Until Contract Settlement	1.50 - 4.75 years
			Interest Rates	U.S. Treasury Spot Rates

December 31, 2014
Asset	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Corporate bond	$2,346	Discounted cash flow	Yield	14.93-16.94%
			Duration	3 years
			Credit spreads	1,376-1,576
			Volatility	20-30%

Derivative liabilities (embedded)	$9,289	Discounted cash flow	Contractual Variable Annual Investment Credit	0.0 - 3.5%
			Mean Monthly Investment Return	1.20%
			Duration Until Contract Settlement	1.50 - 4.75 years
			Interest Rates	U.S. Treasury Spot Rates
5. Repurchase and reverse repurchase agreements
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. Interest expense and income related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. For the three months ended March 31, 2015, foreign currency losses of $2.9 million (2014 - gain of $0.1 million) on reverse repurchase agreements and gains of $0.3 million (2014 - $nil) on repurchase agreements are included in net investment income in the condensed consolidated statements of income. Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days.

6. Due from/to brokers
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
Due from/to brokers include cash balances maintained with the Company’s prime brokers, investment receivables, margin debt balances, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from and to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of March 31, 2015, the Company’s due from/to brokers includes a total non-U.S. currency balance of $17.8 million (December 31, 2014 - payable of $1.1 million).
The Company uses prime brokerage arrangements to provide cash collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of March 31, 2015, the Company had $508.0 million (December 31, 2014 - $308.8 million) of restricted cash securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activity. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates.  This interest expense is reflected in net investment income in the condensed consolidated statements of income.

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of March 31, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$10,958	$103,308
Credit Default Swaps - Protection Sold	USD	256	2,491
Equity Price
Contracts for Differences - Long Contracts	EUR/USD	1,574	63,877
Contracts for Differences - Short Contracts	AUD/CHF/GBP/JPY/USD	464	49,168
Total Return Swaps - Long Contracts	BRL/JPY/USD	3,649	115,517
Total Return Swaps - Short Contracts	JPY/USD	469	6,109
Index
Index Futures - Long Contracts	JPY	243	30,910
Interest Rates
Interest Rate Swaptions	USD	739	56,882
Foreign Currency Exchange Rates
Foreign Currency Forwards	SAR	—	1,418
Foreign Currency Options - Purchased	CNH/EUR/JPY/SAR	6,871	286,422
Total Derivative Assets		$25,223	$716,102

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$3,660	$55,849
Credit Default Swaps - Protection Sold	USD	1,876	8,159
Equity Price
Contracts for Differences - Long Contracts	GBP/USD	1,272	16,836
Contracts for Differences - Short Contracts	AUD/CHF/EUR/GBP/SEK/USD	1,579	48,790
Total Return Swaps - Long Contracts	BRL/JPY/USD	1,700	71,253
Interest Rates
Interest Rate Swaptions	USD	378	84,591
Treasury Futures - Short Contracts	USD	74	9,177
Foreign Currency Exchange Rates
Foreign Currency Forwards	CAD/EUR/GBP/JPY/SAR	3,337	211,393
Foreign Currency Options - Sold	CNH/JPY	3,114	126,778
Catastrophe Risk derivatives		30	6,000
Total Derivative Liabilities (free standing)		$17,020	$638,826

Embedded derivative liabilities in reinsurance contracts (3)	USD	2,918	20,000
Embedded derivative liabilities in deposit contracts (4)	USD	6,700	75,000
Total Derivative Liabilities (embedded)		$9,618	$95,000

(1)
AUD = Australian Dollar, BRL = Brazilian Real; CAD = Canadian Dollar,  CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound, JPY = Japanese Yen, SAR = Saudi Arabian Riyal, SEK = Swedish Krone, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of March 31, 2015, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheet.

(4)	The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.

	As of December 31, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$269	$25,168
Credit
Credit Default Swaps - Protection Purchased	USD	9,456	89,772
Credit Default Swaps - Protection Sold	USD	205	2,084
Equity Price
Contracts for Differences - Long Contracts	USD	263	3,080
Contracts for Differences - Short Contracts	AUD/EUR	186	6,428
Total Return Swaps - Long Contracts	USD	43	1,874
Total Return Swaps - Short Contracts	USD	34	9,763
Interest Rates
Commodity Futures - Short Contracts	USD	78	186,280
Foreign Currency Exchange Rates
Foreign Currency Forward	CAD/EUR/GBP/JPY	4,241	228,416
Foreign Currency Options - Purchased	EUR/JPY/KRW/SAR	6,355	283,439
Total Derivative Assets		$21,130	$836,304

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$285	$12,012
Credit
Credit Default Swaps - Protection Purchased	USD	3,230	49,465
Credit Default Swaps - Protection Sold	USD	1,319	5,142
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,404	48,152
Contracts for Differences - Short Contracts	AUD/NOK	130	3,070
Total Return Swaps - Long Contracts	USD	590	11,233
Interest Rates
Commodity Futures - Short Contracts	USD	220	467,956
Treasury Futures - Short Contracts	USD	280	10,119
Foreign Currency Exchange Rates
Foreign Currency Options - Sold	EUR/JPY/KRW	3,527	144,257
Catastrophe Risk derivatives	USD	30	6,000
Total Derivative Liabilities		$11,015	$757,406

Embedded derivative liabilities in reinsurance contracts (3)	USD	2,769	15,000
Embedded derivative liabilities in deposit contracts (4)	USD	6,520	75,000
Total Derivative Liabilities (embedded)		$9,289	$90,000

(1)	AUD = Australian Dollar, CAD = Canadian Dollar, EUR = Euro, GBP = British Pound, JPY = Japanese Yen, KRW = South Korean Won, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, USD = US Dollar

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
The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivative trading activities for the three months ended March 31, 2015 and 2014. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income.

	March 31, 2015		March 31, 2014
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodity Future Options - Purchased	$(286)	$285	$(271)	$(5)
Commodity Future Options - Sold	272	(269)	316	(168)
Credit
Credit Default Swaps - Protection Purchased	344	(358)	(803)	(2,906)
Credit Default Swaps - Protection Sold	1,653	(1,660)	81	(119)
Equity Price
Contracts for Differences - Long Contracts	(303)	1,443	276	(2,569)
Contracts for Differences - Short Contracts	(2,869)	(1,171)	(1,820)	279
Total Return Swaps - Long Contracts	(2,165)	2,496	4,690	740
Total Return Swaps - Short Contracts	403	436	187	(233)
Index
Index Futures - Long Contracts	579	243	—	—
Index Futures - Short Contracts	—	—	(139)	441
Interest Rates
Bond Futures - Short Contracts	—	—	(320)	(170)
Commodities Futures - Short Contracts	(201)	143	—	—
Interest Rate Swaps	—	—	(624)	293
Interest Rate Swaptions	—	(149)	530	(919)
Treasury Futures - Short Contracts	(445)	206	(256)	(127)
Foreign Currency Exchange Rates
Foreign Currency Forward	25,726	(7,579)	534	(915)
Foreign Currency Options - Purchased	485	(668)	(1,266)	(1,847)
Foreign Currency Options - Sold	(29)	503	686	171
	$23,164	$(6,099)	$1,801	$(8,054)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$(5)	$(115)	$—	$(63)
Embedded derivatives in deposit contracts	—	(180)	—	(80)
Total Derivative Liabilities (embedded)	$(5)	$(295)	$—	$(143)
*Unrealized gain (loss) relates to derivatives still held at reporting date.

The Company’s derivative contracts are generally subject to the International Swaps and Derivatives Association (“ISDA”) Master Agreements or other similar agreements which contain provisions setting forth events of default and/or termination events (“credit-risk-related contingent features”), including but not limited to provisions setting forth maximum permissible declines in the Company’s net asset value. Upon the occurrence of a termination event with respect to an ISDA Agreement, the Company’s counterparty could elect to terminate the derivative contracts governed by such agreement, resulting in the realization of any net gains or losses with respect to such derivative contracts and the return of collateral held by such party. During the three months ended March 31, 2015, no termination events were triggered under the ISDA Master Agreements. As of March 31, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $7.9 million (December 31, 2014 - $1.9 million) for which the Company posted $87.0 million (December 31, 2014 - $27.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $2.4 million) in cash from certain counterparties as of March 31, 2015. If the credit-risk-related contingent features underlying these instruments had been triggered as of March 31, 2015 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated financial statements on a gross basis and not offset against any collateral pledged or received. Pursuant to ISDA master agreements and other counterparty agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non-defaulting party.
The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of March 31, 2015 and December 31, 2014, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2015 Counterparty	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$763	$763	$—	$—
Counterparty 2	1,112	966	—	146
Counterparty 3	8,362	6,592	—	1,770
Counterparty 4	2,699	2,699	—	—
Counterparty 5	5,210	3,170	—	2,040
Counterparty 6	7,980	4,051	2,751	1,178
Counterparty 7	2,352	1,817	—	535
Counterparty 8	472	472	—	—
Counterparty 9	253	252	—	1
Counterparty 10	—	—	—	—
Counterparty 11	4	4	—	—
Total	$29,207	$20,786	$2,751	$5,670

Securities purchased under an agreement to sell
Counterparty 4	$10,047	$9,772	$—	$275
Counterparty 11	7,583	7,448	—	135
Total	$17,630	$17,220	$—	$410

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2015 Counterparty	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$3,562	$763	$2,799	$—
Counterparty 2	966	966	—	—
Counterparty 3	6,592	6,592	—	—
Counterparty 4	3,412	2,699	713	—
Counterparty 5	3,170	3,170	—	—
Counterparty 6	4,051	4,051	—	—
Counterparty 7	1,817	1,817	—	—
Counterparty 8	1,064	472	592	—
Counterparty 9	1,447	252	1,195	—
Counterparty 10	—	—	—	—
Counterparty 11	44	4	40	—
Counterparty 12	2,552	—	2,552	—
Total	$28,677	$20,786	$7,891	$—

Securities sold under an agreement to repurchase
Counterparty 4	$61,939	$61,939	$—	$—
Total	$61,939	$61,939	$—	$—

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $4.0 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $11.7 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2014 Counterparty	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$1,624	$1,613	$—	$11
Counterparty 2	2,199	539	—	1,660
Counterparty 3	10,558	4,802	—	5,756
Counterparty 4	368	368	—	—
Counterparty 5	2,218	133	—	2,085
Counterparty 6	5,832	2,866	2,420	546
Counterparty 7	745	440	—	305
Counterparty 8	699	699	—	—
Counterparty 9	655	461	—	194
Counterparty 10	23	—	—	23
Total	$24,921	$11,921	$2,420	$10,580

Securities purchased under an agreement to sell
Counterparty 11	$29,852	$29,350	$247	$255
Total	$29,852	$29,350	$247	$255

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2014 Counterparty	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount (3)
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$1,613	$1,613	$—	$—
Counterparty 2	539	539	—	—
Counterparty 3	4,802	4,802	—	—
Counterparty 4	932	368	564	—
Counterparty 5	133	133	—	—
Counterparty 6	2,866	2,866	—	—
Counterparty 7	440	440	—	—
Counterparty 8	2,001	699	1,302	—
Counterparty 9	461	461	—	—
Total	$13,787	$11,921	$1,866	$—

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $3.8 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $2.8 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

(3)	Net amount as at December 31, 2014 is a result of options not being included as derivative instruments.

8. Loss and loss adjustment expense reserves
As of March 31, 2015 and December 31, 2014, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Case loss and loss adjustment expense reserves	$57,211	$64,343
Incurred but not reported loss and loss adjustment expense reserves	214,146	210,777
Deferred gains on retroactive reinsurance contracts	2,580	2,242
	$273,937	$277,362
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$277,362	$134,331
Less: loss and loss adjustment expenses recoverable, beginning of year	(814)	(9,277)
Net reserves for loss and loss adjustment expenses, beginning of year	276,548	125,054
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	83,647	43,233
Prior years	(2,239)	3,026
Amortization of deferred gains on retroactive reinsurance contracts	338	—
Total incurred loss and loss adjustment expenses	81,746	46,259
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(8,338)	(3,643)
Prior years	(75,909)	(13,323)
Total net paid losses	(84,247)	(16,966)
Foreign currency translation	(518)	—
Net reserve for loss and loss adjustment expenses, end of year	273,529	154,347
Plus: loss and loss adjustment expenses recoverable, end of year	408	10,277
Gross reserve for loss and loss adjustment expenses, end of year	$273,937	$164,624

The $2.2 million decrease in prior years’ reserves for the three months ended March 31, 2015 reflects $6.1 million of favorable reserve development partially offset by $3.9 million resulting from increases in premium estimates on certain contracts. The prior years’ reserve development is explained as follows:

•
The $6.1 million of favorable reserve development is offset by increases of $7.1 million in acquisition costs primarily as a result of changes in the estimated split of the composite ratio between loss and loss adjustment expenses incurred and acquisition costs for certain contracts that have sliding scale commissions and profit commissions that vary inversely with loss experience. The net impact as a result of changes in prior years’ reserves was a decrease in net underwriting income of $1.0 million for the three months ended March 31, 2015.

•
The $3.9 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $2.6 million increase in acquisition costs, for a total of $6.5 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $6.5 million, resulting in an insignificant change in net underwriting loss for the three months ended March 31, 2015.

•
In total, the change in underwriting income for prior periods due to loss reserve development and adjustments to premium estimates was a decrease of $1.0 million for the three months ended March 31, 2015.

The net paid losses of $84.2 million for the three months ended March 31, 2015 included $63.5 million of paid losses related to two contracts that were commuted in the quarter compared to $nil for the three months ended March 31, 2014.

The $3.0 million increase in prior years’ reserves for the three months ended March 31, 2014 reflects $2.0 million of adverse loss development, primarily related to one crop contract, and $1.0 million related to premium estimate increases on certain other contracts. The change in loss and loss adjustment expense reserves related to premium estimate changes and were accompanied by similar changes in the premium earned for those contracts, resulting in minimal impact to net underwriting income for that period.
9. Management, performance and founders fees
The Company, Third Point Re and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, Third Point Advisors LLC receives an annual performance fee allocation equal to 20% of the net investment income of the Company’s share of the investment assets managed by Third Point LLC, subject to a loss carry forward provision. Additionally, a total management fee equal to 2% annually of the Company’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and various Founders of the Company. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.
Investment fee expenses related to the Investment Agreements, which are included in net investment income in the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014
	($ in thousands)
Management fees - Third Point LLC	$1,475	$1,189
Management fees - Founders	8,356	6,735
Performance fees - Third Point Advisors LLC	15,844	12,295
	$25,675	$20,219
As of March 31, 2015, $15.8 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2014, $19.9 million related to the performance fee payable to Third Point Advisors LLC was included in non-controlling interests. Since the performance fee allocation is based on annual performance, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC's capital account, in accordance with the Investment Agreement.
10. Deposit contracts
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
The following table represents activity in the deposit liabilities for the three months ended March 31, 2015 and year ended December 31, 2014:

	March 31, 2015	December 31, 2014
	($ in thousands)
Balance, beginning of period	$145,430	$120,946
Consideration received	553	18,398
Net investment expense allocation and change in fair value of embedded derivatives	811	6,436
Payments	(75)	(350)
Balance, end of period	$146,719	$145,430

11. Senior notes payable and letter of credit facilities

Senior notes payable

As of March 31, 2015, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015.  The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of March 31, 2015, the Company had capitalized $1.7 million of costs associated with the February 2015 debt issuance, which are presented as a direct deduction from the Notes on the condensed consolidated balance sheets.
Letters of credit
As of March 31, 2015, the Company had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Utilized	Collateral	Renewal Date
March 31, 2015	($ in thousands)
BNP Paribas (1)	$50,000	$554	$554	April 2, 2016
Citibank	250,000	231,653	231,653	January 23, 2016
J.P. Morgan	50,000	50,000	50,500	August 22, 2015
Lloyds Bank (2)	150,000	—	—	December 31, 2016 and 2018
	$500,000	$282,207	$282,707

(1)	On April 2, 2015, Third Point Re USA entered into a letter of credit facility with BNP Paribas for $50.0 million.

(2)
On February 26, 2015, Third Point Re entered into a letter of credit facility with Lloyds Bank for $150.0 million. The facility consists of two separate sections of $75.0 million each, expiring on December 31, 2016 and December 31, 2018, respectively.

12. Net investment income

Net investment income for the three months ended March 31, 2015 and 2014 consisted of the following:

	2015	2014
Net investment income by type	($ in thousands)

Net realized gains on investments and investment derivatives	$53,283	$84,752
Net unrealized gains (losses) on investments and investment derivatives	36,596	(16,254)
Net loss on foreign currencies	(3,470)	(3,924)
Dividend and interest income	7,362	7,728
Dividends paid on securities sold, not yet purchased	(119)	(33)
Management and performance fees	(25,675)	(20,219)
Other expenses	(3,128)	(2,044)
Net investment income on investments managed by Third Point LLC	64,849	50,006
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	15	29
Net gain on catastrophe bond held by Catastrophe Reinsurer	10	—
Net gain on investment in Kiskadee Fund	44	—
	$64,918	$50,035

	2015	2014
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$35,752	$27,823
Net investment gains on debt securities	41,873	55,192
Net investment losses on other investments	(13,475)	(1,195)
Net investment gains (losses) on investment derivatives	17,065	(6,253)
Net investment gains (losses) on securities sold, not yet purchased	14,352	(13)
Net investment income (loss) on cash, including foreign exchange gains (losses)	(1,255)	(4,455)
Net investment gains (losses) on securities purchased under an agreement to resell	(2,952)	13
Net investment gains on securities sold under an agreement to repurchase	315	—
Management and performance fees	(25,675)	(20,219)
Other investment expenses	(1,082)	(858)
	$64,918	$50,035

13. Other expenses

Other expenses for the three months ended March 31, 2015 and 2014 consisted of the following:

	2015	2014
	($ in thousands)
Deposit liabilities investment expense	$631	$531
Reinsurance contracts investment expense	1,770	113
Change in fair value of embedded derivatives in deposit and reinsurance contracts (1)	300	143
	$2,701	$787

(1)	See discussion of accounting policy for embedded derivatives in Note 2 for additional information.

14. Income taxes

We provide for income tax expense or benefit based upon pre-tax income reported in the condensed consolidated financial statements and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.

The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay taxes in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. The operations of Third Point Re USA will be subject to U.S. federal income taxes generally at a rate of 35%. Any of our non-U.S. subsidiaries could become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States.  We do not consider our non-U.S. subsidiaries to be engaged in a trade or business within the United States and, therefore, do not believe that our non-U.S. subsidiaries are subject to U.S. federal income tax.  However, there is little legal precedent as to what constitutes being engaged in a trade or business within the United States and, thus, there exists the possibility that the U.S. Internal Revenue Service could assert claims that our non-U.S. subsidiaries are engaged in a trade or business in the United States and attempt to assess taxes that are not provided for.

The Company also has subsidiaries in the United Kingdom, TPRUK and TPRUK Holdings, which are subject to applicable taxes in that jurisdiction.  On July 17, 2013, the U.K. government passed the Finance Act 2013, which reduced the corporate income tax rate from 23% to 21% (effective April 1, 2014) and provided for a further reduction in the corporate income tax rate from 21% to 20% (effective April 1, 2015).

The Company is subject to withholding taxes on income sourced in the United States and in other countries, subject to the countries’ specific tax regulations where the income originated. Income subject to withholding taxes include, but is not limited to, dividends, capital gains and interest on certain investments.

The Company is also subject to uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of March 31, 2015, the Company has accrued $2.6 million for uncertain tax positions.

For the three months ended March 31, 2015 and 2014, the Company recorded income tax expenses, as follows:

	2015	2014
	($ in thousands)
Income tax - U.S. subsidiaries	$475	$—
Income tax - U.K. subsidiaries	3	—
Withholding taxes on certain investment transactions	827	—
	$1,305	$—

15. Share capital
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of March 31, 2015, 105,170,735 common shares were issued and outstanding. No preference shares have been issued to date.

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
As of March 31, 2015, 9,541,299 (December 31, 2014 - 10,052,579) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
Total share based compensation expense of $3.1 million for the three months ended March 31, 2015 (2014 - $2.3 million) was included in general and administrative expenses.
As of March 31, 2015, the Company had $22.7 million (December 31, 2014 - $20.0 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2014 - 1.6 years).

(a)	Management and director options
The management and director options activity for the three months ended March 31, 2015 and year ended December 31, 2014 were as follows:

	Number of options	Weighted average exercise price
Balances as of December 31, 2013	10,981,075	$13.23
Granted - employees	348,836	18.25
Forfeited	(279,070)	13.20
Exercised	(60,000)	10.00
Balances as of December 31, 2014	10,990,841	13.41
Forfeited	(74,418)	18.00
Exercised	(111,628)	10.00
Balances as of March 31, 2015	10,804,795	$13.41
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no options granted in the three months ended March 31, 2015. The share price used for purposes of determining the fair value of share options that were granted in the year ended December 31, 2014 was $15.05. The volatility assumption used of 23.1% was based on the average estimated volatility of a reinsurance company peer group. The other assumptions used in the option-pricing model were as follows: risk free interest rate of 2.2%, expected life of 6.5 years and a 0.0% dividend yield. As of March 31, 2015, the weighted average remaining contractual term for options outstanding was 6.9 years (December 31, 2014 - 7.1 years).

The following table summarizes information about the Company’s management and director share options outstanding as of March 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	6,249,577	$10.03	6.82	3,584,460	$10.01
$15.05 - $16.89	2,312,493	$15.94	6.99	1,256,680	$15.98
$20.00 - $25.05	2,242,725	$20.22	6.93	1,242,726	$20.08
	10,804,795	$13.41	6.88	6,083,866	$13.30
For the three months ended March 31, 2015, the Company recorded $1.6 million (2014 - $1.7 million) of share compensation expense related to share options.
The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2015 was $25.7 million and $14.8 million, respectively (December 31, 2014 - $28.4 million and $14.0 million, respectively).

(b)	Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted share award activity for the restricted shares with only a service condition for the three months ended March 31, 2015 and year ended December 31, 2014 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of December 31, 2013	657,156	$10.30
Granted	49,684	15.39
Forfeited	(17,800)	10.00
Vested	(72,926)	15.56
Balance as of December 31, 2014	616,114	10.10
Granted	71,429	14.00
Vested	(381,500)	10.00
Balance as of March 31, 2015	306,043	$11.13
For the three months ended March 31, 2015, the Company issued 71,429 restricted shares to employees (2014 - 3,125). The restricted shares issued to employees in 2014 and 2015 will vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. The restricted shares issued to directors in 2014 vested on December 31, 2014.
For the three months ended March 31, 2015, the Company recorded $0.8 million (2014 - $0.5 million) of share compensation expense related to restricted share awards.
(c) Restricted shares with performance condition
In December 2014 and February 2015, the Company granted performance-based restricted shares to employees pursuant to the Omnibus Plan. Performance based restricted shares vest based on continued service and the achievement of certain financial performance measures over a three-year performance measurement period. The number of performance-based restricted shares that may be retained upon vesting will vary based on the level of achievement of the performance goals. The vesting date for these awards are March 1, 2017 and March 1, 2018, respectively. The formula for determining the amount of shares that will vest is based on underwriting performance of the property and casualty reinsurance segment including underwriting income and the amount of float generated, as defined in the relevant award agreements.
For the three months ended March 31, 2015, 514,276 performance-based restricted shares had been granted at a grant date fair value of $14.00 of which 342,846 were considered probable of vesting.
For the year ended December 31, 2014, 459,746 performance-based restricted shares had been granted at a grant date fair value of $14.60 of which 306,496 were considered probable of vesting.
For the three months ended March 31, 2015, the Company recorded $0.6 million (2014 - $nil) of share compensation expense related to the performance-based restricted shares.

17. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	($ in thousands)
Catastrophe Fund	$38,706	$60,153
Catastrophe Fund Manager	—	(259)
Joint Venture - Third Point Advisors LLC share	15,885	40,241
	$54,591	$100,135

Income (loss) attributable to non-controlling interests for the three months ended March 31, 2015 and 2014 was:

	2015	2014
	($ in thousands)
Catastrophe Fund	$(48)	$250
Catastrophe Fund Manager	(32)	(59)
Joint Venture - Third Point Advisors LLC share	643	825
	$563	$1,016
As of March 31, 2015, the following entities were consolidated in accordance with the Financial Accounting Standards Board’s consolidations voting model (ASC 810):

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of March 31, 2015, Third Point Re’s investment in the Catastrophe Fund was $38.3 million (December 31, 2014 - $59.5 million), representing approximately 49.7% (December 31, 2014 - 49.7%) of the Catastrophe Fund’s issued, non-voting, participating share capital.
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

During the three months ended March 31, 2015, the Catastrophe Fund distributed $42.5 million (Third Point Re’s share - $21.1 million) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $21.4 million for the three months ended March 31, 2015.

b)	Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”)
The Catastrophe Fund Manager had been consolidated as part of the Company with Hiscox’s 15% interest in the Catastrophe Fund Manager recorded as a non-controlling interest. On January 5, 2015, the Company and Hiscox agreed to terminate Hiscox’s 15% ownership in the Catastrophe Fund Manager effective December 31, 2014. On January 5, 2015, the shareholders agreement between Third Point Re, Hiscox, and the Catastrophe Fund Manager was terminated by agreement of the parties that the Catastrophe Fund Manager would repurchase for cancellation Hiscox’s common shares, representing 15%, of the Catastrophe Fund Manager.
As of March 31, 2015, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities in accordance with U.S. GAAP. Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded Third Point Advisors LLC’s minority interests as a non-controlling interest in the condensed consolidated statements of shareholders’ equity.
For the three months ended March 31, 2015, a net distribution of $25.0 million (2014 - $51.0 million) was made to Third Point Advisors LLC and reduced the amount of the non-controlling interest.
As of March 31, 2015, the following entities were not consolidated as per ASC 810: Consolidation:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of March 31, 2015, Third Point Re held a 10.6% (December 31, 2014 - 9.8%) interest in the Cayman Holdco. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income.
As of March 31, 2015, the estimated fair value of the investment in the limited partnership was $15.1 million (December 31, 2014 - $55.8 million).  The Cayman HoldCo made net distributions of $35.1 million to Third Point Re during the period ended March 31, 2015 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re committed $11.4 million (December 31, 2014 - $11.4 million) in the Hellenic Fund, of which $nil (2014 - $0.1 million) was called and $nil (2014 - $0.4 million) was distributed during the three months ended March 31, 2015.

As of March 31, 2015, Third Point Re held a 3.0% (December 31, 2014 - 3.0%) interest in the Hellenic Fund. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income.
As of March 31, 2015, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $6.1 million (December 31, 2014 - $6.3 million). The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings per share
The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	2015	2014
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	103,753,065	103,264,616
Dilutive effect of options	1,093,353	1,386,722
Dilutive effect of warrants	1,297,765	1,762,242
Diluted number of common shares outstanding	106,144,183	106,413,580
Basic net income per common share:
Net income	$50,470	$39,779
Income allocated to participating shares	(179)	(252)
Net income available to common shareholders	$50,291	$39,527
Basic net income per common share	$0.48	$0.38
Diluted net income per common share
Net income	$50,470	$39,779
Income allocated to participating securities	(175)	(245)
Net income available to common shareholders	$50,295	$39,534
Diluted net income per common share	$0.47	$0.37

For the three months ended March 31, 2015 and 2014, anti-dilutive options, warrants and restricted shares with service and performance condition of 4,911,202 and 2,319,286, respectively, were excluded from the computation of diluted earnings per share.
19. Related party transactions
In addition to the transactions disclosed in Note 4, 9 and 17 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as each counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.

a)	Pine Brook Road Partners, LLC and Narragansett Bay Insurance Company
Third Point Re entered into a quota share reinsurance agreement with Narragansett Bay Insurance Company (“Narragansett Bay”) effective December 31, 2012, which was renewed on December 31, 2013. This contract was not renewed on December 31, 2014. The Company recorded $nil and $1.7 million of premiums earned related to these contracts for the three months ended March 31, 2015 and 2014, respectively.  Pine Brook Road Partners, LLC (“Pine Brook”) is the manager of several investment funds, one of which owns approximately

11.9% (December 31, 2014 - 12.0%) of the Company’s outstanding common shares. Pine Brook is also the manager of an investment fund that owns common shares in Narragansett Bay.

b)	Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of March 31, 2015, Loan LLC held $50.5 million (December 31, 2014 - $33.4 million) of Third Point Re’s investments, which are included in investments in securities, commodities, and derivative contracts in the condensed consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of the Loan LLC and the related income and expense are reflected accordingly in the condensed consolidated balance sheets and the condensed consolidated statements of income.

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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of March 31, 2015, the investment portfolio had a maximum payout amount of approximately $963.8 million (December 31, 2014 - $666.9 million) relating to written put option contracts with expiration ranging from one month to 10 months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of March 31, 2015 was $19.8 million (December 31, 2014 - $4.5 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.

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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of March 31, 2015, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.

The following table sets forth certain information related to the Company’s written credit derivatives as of March 31, 2015 and December 31, 2014:

March 31, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$5,857	$5,857	$—	$1,500	$(1,500)
Single name (251-500)	2,302	2,491	4,793	256	376	(120)
	$2,302	$8,348	$10,650	$256	$1,876	$(1,620)

December 31, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$5,142	$5,142	$—	$1,319	$(1,319)
Single name (251-500)	—	2,084	2,084	205	—	205
	$—	$7,226	$7,226	$205	$1,319	$(1,114)

(1)	As of March 31, 2015 and December 31, 2014, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of March 31, 2015. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Venture has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognised in the condensed consolidated balance sheets. As of March 31, 2015, the Company’s maximum counterparty credit risk exposure was $5.7 million (December 31, 2014 - $9.7 million).

21. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of March 31, 2015, the Company had one unfunded capital commitment of $4.2 million related to its investment in the Hellenic Fund (see Note 17 for additional information).

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
See Note 4 for information regarding investment commitment to Kiskadee Fund.
Financing
On February 13, 2015, TPRUSA issued $115.0 million of Notes due February 13, 2025. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes.
Litigation
From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owing to it.  In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. While the final outcome of legal disputes that may arise cannot be predicted with certainty, the Company is not currently involved in any material formal or informal dispute resolution procedures.
22. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments - Property and Casualty Reinsurance and Catastrophe Risk Management. The Company has also identified a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to corporate activities, interest expense and income tax expense.

The following is a summary of the Company’s operating segments results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$213,383	$(49)	$—	$213,334
Gross premiums ceded	(52)	—	—	(52)
Net premiums written	213,331	(49)	—	213,282
Change in net unearned premium reserves	(74,214)	7	—	(74,207)
Net premiums earned	139,117	(42)	—	139,075
Expenses
Loss and loss adjustment expenses incurred, net	81,746	—	—	81,746
Acquisition costs, net	54,663	(6)	—	54,657
General and administrative expenses	6,567	233	4,908	11,708
Total expenses	142,976	227	4,908	148,111
Net underwriting loss	(3,859)	n/a	n/a	n/a
Net investment income	18,575	25	46,318	64,918
Other expenses	(2,701)	—	—	(2,701)
Interest expense	—	—	(1,036)	(1,036)
Foreign exchange gains	—	—	193	193
Income tax expense	—	—	(1,305)	(1,305)
Segment income (loss) including non-controlling interests	12,015	(244)	39,262	51,033
Segment (income) loss attributable to non-controlling interests	—	80	(643)	(563)
Segment income (loss)	$12,015	$(164)	$38,619	$50,470

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	58.8%
Acquisition cost ratio (2)	39.3%
Composite ratio (3)	98.1%
General and administrative expense ratio (4)	4.7%
Combined ratio (5)	102.8%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

	Three Months Ended March 31, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$82,142	$5,445	$—	$87,587
Gross premiums ceded	—	—	—	—
Net premiums written	82,142	5,445	—	87,587
Change in net unearned premium reserves	(9,841)	(4,484)	—	(14,325)
Net premiums earned	72,301	961	—	73,262
Expenses
Loss and loss adjustment expenses incurred, net	46,259	—	—	46,259
Acquisition costs, net	25,399	32	—	25,431
General and administrative expenses	5,809	834	3,382	10,025
Total expenses	77,467	866	3,382	81,715
Net underwriting loss	(5,166)	n/a	n/a	n/a
Net investment income	7,313	29	42,693	50,035
Other expenses	(787)	—	—	(787)
Segment income including non-controlling interests	1,360	124	39,311	40,795
Segment income attributable to non-controlling interests	—	(191)	(825)	(1,016)
Segment income (loss)	$1,360	$(67)	$38,486	$39,779

Property and Casualty Reinsurance - Underwriting Ratios:
Loss ratio (1)	64.0%
Acquisition cost ratio (2)	35.1%
Composite ratio (3)	99.1%
General and administrative expense ratio (4)	8.0%
Combined ratio (5)	107.1%

(1)	Loss ratio is calculated by dividing loss and loss adjustment expenses incurred, net by net premiums earned.

(2)	Acquisition cost ratio is calculated by dividing acquisition costs, net by net premiums earned.

(3)	Composite ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net and acquisition costs, net by net premiums earned.

(4)	General and administrative expense ratio is calculated by dividing general and administrative expenses related to underwriting activities by net premiums earned.

(5)
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three months ended March 31, 2015 and 2014 as a percentage of total gross premiums written in the relevant period:

	2015	2014
Contract 1	43.8%	51.1%
Contract 2	14.3%	19.6%
Contract 3	10.2%	—%
Total for contracts contributing greater than 10% each	68.3%	70.7%
Total for contracts contributing less than 10% each	31.7%	29.3%
	100.0%	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three months ended March 31, 2015 and 2014:

	2015		2014
	($ in thousands)
Property	$21,456	10.1%	$6,881	7.9%
Casualty	9,853	4.6%	50,423	57.5%
Specialty	182,074	85.3%	24,838	28.4%
Total property and casualty reinsurance	213,383	100.0%	82,142	93.8%
Catastrophe risk management	(49)	—%	5,445	6.2%
	$213,334	100.0%	$87,587	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three months ended March 31, 2015 and 2014:

	2015		2014
	($ in thousands)
Prospective	$196,824	92.3%	$85,485	97.6%
Retroactive (1)	16,510	7.7%	2,102	2.4%
	$213,334	100.0%	$87,587	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table provides a breakdown of the Company’s gross premiums written from brokers for the three months ended March 31, 2015 and 2014:

	2015		2014
	($ in thousands)
JLT Re	$127,237	59.7%	$—	—%
Aon Benfield - a division of Aon plc	44,848	21.0%	5,996	6.8%
Advocate Reinsurance Partners, LLC	13,950	6.5%	8,455	9.7%
Willis Re	13,080	6.1%	—	—%
Other brokers	8,808	4.1%	2,622	3.0%
Stonehill Reinsurance Partners, LLC	—	—%	44,744	51.1%
Guy Carpenter & Company, LLC	(30,352)	(14.2)%	(414)	(0.5)%
Total broker placed	177,571	83.2%	61,403	70.1%
Other	35,763	16.8%	26,184	29.9%
	$213,334	100.0%	$87,587	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three months ended March 31, 2015 and 2014:

	2015		2014
	($ in thousands)
United Kingdom	$163,760	76.8%	$24,837	28.4%
Bermuda	29,881	14.0%	4,673	5.3%
United States	19,693	9.2%	58,077	66.3%
	$213,334	100.0%	$87,587	100.0%

23. Supplemental guarantor information
The following tables present historical, supplemental guarantor financial information as if new debt was issued by a subsidiary of Third Point Reinsurance Ltd. with Third Point Reinsurance Ltd. serving as a parent guarantor.  The subsidiary presented as the issuer of debt is TPRUSA, a wholly owned subsidiary, incorporated on November 21, 2014.

The following information sets forth the Company’s condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014 and the condensed consolidating statements of income and cash flows for the three months ended March 31, 2015 and 2014.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of March 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,239,988	$—	$1,239,988
Debt securities	—	—	736,243	—	736,243
Other investments	—	—	61,466	—	61,466
Total investments in securities and commodities	—	—	2,037,697	—	2,037,697
Cash and cash equivalents	853	4,115	7,380	—	12,348
Restricted cash and cash equivalents	—	—	583,474	—	583,474
Investment in subsidiaries	1,505,862	269,819	158,377	(1,934,058)	—
Due from brokers	—	—	228,793	—	228,793
Securities purchased under an agreement to sell	—	—	17,630	—	17,630
Derivative assets, at fair value	—	—	25,223	—	25,223
Interest and dividends receivable	—	—	5,902	—	5,902
Reinsurance balances receivable	—	—	250,154	—	250,154
Deferred acquisition costs, net	—	—	164,096	—	164,096
Loss and loss adjustment expenses recoverable	—	—	408	—	408
Amounts due from (to) affiliates	853	645	(1,498)	—	—
Other assets	360	—	6,497	—	6,857
Total assets	$1,507,928	$274,579	$3,484,133	$(1,934,058)	$3,332,582
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,347	$1,257	$6,188	$—	$8,792
Reinsurance balances payable	—	—	53,798	—	53,798
Deposit liabilities	—	—	146,719	—	146,719
Unearned premium reserves	—	—	508,014	—	508,014
Loss and loss adjustment expense reserves	—	—	273,937	—	273,937
Securities sold, not yet purchased, at fair value	—	—	104,857	—	104,857
Securities sold under an agreement to repurchase	—	—	61,939	—	61,939
Due to brokers	—	—	465,558	—	465,558
Derivative liabilities, at fair value	—	—	17,020	—	17,020
Performance fee payable to related party	—	—	15,844	—	15,844
Interest and dividends payable	—	1,015	602	—	1,617
Senior notes payable, net of deferred costs	—	113,315	—	—	113,315
Total liabilities	1,347	115,587	1,654,476	—	1,771,410
Shareholders’ equity
Common shares	10,517	—	1,250	(1,250)	10,517
Additional paid-in capital	1,069,617	158,400	1,501,130	(1,659,530)	1,069,617
Retained earnings	426,447	592	272,686	(273,278)	426,447
Shareholders’ equity attributable to shareholders	1,506,581	158,992	1,775,066	(1,934,058)	1,506,581
Non-controlling interests	—	—	54,591	—	54,591
Total shareholders’ equity	1,506,581	158,992	1,829,657	(1,934,058)	1,561,172
Total liabilities and shareholders’ equity	$1,507,928	$274,579	$3,484,133	$(1,934,058)	$3,332,582

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of December 31, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,177,796	$—	$1,177,796
Debt securities	—	—	569,648	—	569,648
Other investments	—	—	83,394	—	83,394
Total investments in securities and commodities	—	—	1,830,838	—	1,830,838
Cash and cash equivalents	140	—	28,594	—	28,734
Restricted cash and cash equivalents	—	—	417,307	—	417,307
Investment in subsidiaries	1,451,060	—		(1,451,060)	—
Due from brokers	—	—	58,241	—	58,241
Securities purchased under an agreement to sell	—	—	29,852	—	29,852
Derivative assets, at fair value	—	—	21,130	—	21,130
Interest and dividends receivable	—	—	2,602	—	2,602
Reinsurance balances receivable	—	—	303,649	—	303,649
Deferred acquisition costs, net	—	—	155,901	—	155,901
Loss and loss adjustment expenses recoverable	—	—	814	—	814
Other assets	600	666	2,246	—	3,512
Amounts due from affiliates	1,339	(403)	(936)	—	—
Total assets	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,226	$518	$8,341	$—	$10,085
Reinsurance balances payable	—	—	27,040	—	27,040
Deposit liabilities	—	—	145,430	—	145,430
Unearned premium reserves	—	—	433,809	—	433,809
Loss and loss adjustment expense reserves	—	—	277,362	—	277,362
Securities sold, not yet purchased, at fair value	—	—	82,485	—	82,485
Due to brokers	—	—	312,609	—	312,609
Derivative liabilities, at fair value	—	—	11,015	—	11,015
Interest and dividends payable	—	—	697	—	697
Total liabilities	1,226	518	1,298,788	—	1,300,532
Shareholders’ equity
Common shares	10,447	—	1,251	(1,251)	10,447
Additional paid-in capital	1,065,489	—	1,072,671	(1,072,671)	1,065,489
Retained earnings	375,977	(255)	377,393	(377,138)	375,977
Shareholders’ equity attributable to shareholders	1,451,913	(255)	1,451,315	(1,451,060)	1,451,913
Non-controlling interests	—	—	100,135	—	100,135
Total shareholders’ equity	1,451,913	(255)	1,551,450	(1,451,060)	1,552,048
Total liabilities and shareholders’ equity	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(UNAUDITED)
For the three months ended March 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$213,334	$—	$213,334
Gross premiums ceded	—	—	(52)	—	(52)
Net premiums written	—	—	213,282	—	213,282
Change in net unearned premium reserves	—	—	(74,207)	—	(74,207)
Net premiums earned	—	—	139,075	—	139,075
Net investment income	—		64,918	—	64,918
Equity in earnings of subsidiaries	51,722	2,443	(25)	(54,140)	—
Total revenues	51,722	2,443	203,968	(54,140)	203,993
Expenses					—
Loss and loss adjustment expenses incurred, net	—	—	81,746	—	81,746
Acquisition costs, net	—	—	54,657	—	54,657
General and administrative expenses	1,252	85	10,371	—	11,708
Other expenses	—	—	2,701	—	2,701
Interest expense	—	1,036	—	—	1,036
Foreign exchange gains	—	—	(193)	—	(193)
Total expenses	1,252	1,121	149,282	—	151,655
Income before income tax expense	50,470	1,322	54,686	(54,140)	52,338
Income tax expense	—	(475)	(830)	—	(1,305)
Income including non-controlling interests	50,470	847	53,856	(54,140)	51,033
Income attributable to non-controlling interests	—	—	(563)	—	(563)
Net income	$50,470	$847	$53,293	$(54,140)	$50,470

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(UNAUDITED)
For the three months ended March 31, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$87,587	$—	$87,587
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	87,587	—	87,587
Change in net unearned premium reserves	—	—	(14,325)	—	(14,325)
Net premiums earned	—	—	73,262	—	73,262
Net investment income	—	—	50,035	—	50,035
Equity in earnings of subsidiaries	41,007	—	—	(41,007)	—
Total revenues	41,007	—	123,297	(41,007)	123,297
Expenses
Loss and loss adjustment expenses incurred, net	—	—	46,259	—	46,259
Acquisition costs, net	—	—	25,431	—	25,431
General and administrative expenses	1,228	—	8,797	—	10,025
Other expenses	—	—	787	—	787
Total expenses	1,228	—	81,274	—	82,502
Income including non-controlling interests	39,779	—	42,023	(41,007)	40,795
Income attributable to non-controlling interests	—	—	(1,016)	—	(1,016)
Net income	$39,779	$—	$41,007	$(41,007)	$39,779

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$50,470	$847	$53,856	$(54,140)	$51,033
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(51,722)	(2,443)	25	54,140	—
Share compensation expense	—	—	3,083	—	3,083
Interest expense on deposit liabilities	—	—	631	—	631
Net unrealized gain on investments and derivatives	—	—	(36,340)	—	(36,340)
Net realized gain on investments and derivatives	—	—	(53,283)	—	(53,283)
Foreign exchange gains included in net income	—	—	(193)	—	(193)
Amortization of premium and accretion of discount, net	—	21	1,652	—	1,673
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	53,170	—	53,170
Deferred acquisition costs, net	—	—	(8,195)	—	(8,195)
Loss and loss adjustment expenses recoverable	—	—	406	—	406
Other assets	242	666	(4,253)	—	(3,345)
Interest and dividends receivable, net	—	1,015	(3,395)	—	(2,380)
Unearned premium reserves	—	—	74,205	—	74,205
Loss and loss adjustment expense reserves	—	—	(2,907)	—	(2,907)
Accounts payable and accrued expenses	122	7	(2,153)	—	(2,024)
Reinsurance balances payable	—	—	26,638	—	26,638
Performance fees payable to related party	—	—	15,844	—	15,844
Amounts due from affiliates	486	(1,048)	562	—	—
Net cash (used in) provided by operating activities	(402)	(935)	119,353	—	118,016
Investing activities
Purchases of investments	—	—	(875,871)	—	(875,871)
Proceeds from sales of investments	—	—	747,492	—	747,492
Purchases of investments to cover short sales	—	—	(116,867)	—	(116,867)
Proceeds from short sales of investments	—	—	150,942	—	150,942
Change in due to/from brokers, net	—	—	(17,603)	—	(17,603)
Decrease in securities purchased under an agreement to sell	—	—	12,222	—	12,222
Increase in securities sold under an agreement to repurchase	—	—	61,939	—	61,939
Change in restricted cash and cash equivalents	—	—	(166,167)	—	(166,167)
Contributed capital to subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent and/or subsidiaries	—	158,000	267,000	(425,000)	—
Net cash used in investing activities	(158,000)	(108,975)	63,062	—	(203,913)
Financing activities
Proceeds from issuance of common shares, net of costs	1,115	—	—	—	1,115
Proceeds from issuance of senior notes payable	—	114,025	—	—	114,025
Increase in deposit liabilities	—	—	478	—	478
Non-controlling interest in investment affiliate, net	—	—	(24,999)	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	—	(21,400)	—	(21,400)
Non-controlling interest in Catastrophe Manager	—	—	292	—	292
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by financing activities	159,115	114,025	(203,629)	—	69,511
Net (decrease) increase in cash and cash equivalents	713	4,115	(21,214)	—	(16,386)
Cash and cash equivalents at beginning of period	140	—	28,594	—	28,734
Cash and cash equivalents at end of period	$853	$4,115	$7,380	$—	$12,348

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$39,779	$—	$42,023	$(41,007)	$40,795
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities
Equity in earnings of subsidiaries	(41,007)	—	—	41,007	—
Share compensation expense	124	—	2,128	—	2,252
Interest expense on deposit liabilities	—	—	448	—	448
Net unrealized gain on investments and derivatives	—	—	16,334	—	16,334
Net realized gain on investments and derivatives	—	—	(84,752)	—	(84,752)
Amortization of premium and accretion of discount, net	—	—	364	—	364
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(29,778)	—	(29,778)
Deferred acquisition costs, net	—	—	(2,090)	—	(2,090)
Loss and loss adjustment expenses recoverable	—	—	(1,000)	—	(1,000)
Other assets	346	—	102	—	448
Interest and dividends receivable, net	—	—	(2,547)	—	(2,547)
Unearned premium reserves	—	—	14,325	—	14,325
Loss and loss adjustment expense reserves	—	—	30,293	—	30,293
Accounts payable and accrued expenses	580	—	(6,297)	—	(5,717)
Reinsurance balances payable	—	—	16,566	—	16,566
Performance fees payable to related party	—	—	12,295	—	12,295
Amounts due to affiliates	(108)	—	108	—	—
Net cash (used in) provided by operating activities	(286)	—	8,522	—	8,236
Investing activities
Purchases of investments	—	—	(797,308)	—	(797,308)
Proceeds from sales of investments	—	—	574,482	—	574,482
Purchases of investments to cover short sales	—	—	(67,779)	—	(67,779)
Proceeds from short sales of investments	—	—	74,577	—	74,577
Change in due to/from brokers, net	—	—	285,175	—	285,175
Increase in securities purchased under agreement to sell	—	—	1,369	—	1,369
Change in restricted cash and cash equivalents	—	—	(27,467)	—	(27,467)
Net cash provided by investing activities	—	—	43,049	—	43,049
Financing activities
Increase in deposit liabilities	—	—	(100)	—	(100)
Non-controlling interest in investment affiliate, net	—	—	(51,001)	—	(51,001)
Non-controlling interest in Catastrophe Fund	—	—	2,129	—	2,129
Net cash provided by financing activities	—	—	(48,972)	—	(48,972)
Net (decrease) increase in cash and cash equivalents	(286)	—	2,599	—	2,313
Cash and cash equivalents at beginning of period	294	—	31,331	—	31,625
Cash and cash equivalents at end of period	$8	$—	$33,930	$—	$33,938

See note 2 for explanation of certain changes made in the presentation of the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2014 to conform to the 2015 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated interim, financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide property and casualty reinsurance coverage to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager. We believe that our reinsurance and investment strategy differentiates us from our competitors.
We manage our business on the basis of two operating segments: Property and Casualty Reinsurance and Catastrophe Risk Management. We also have a corporate function that includes our investment income on capital, certain general and administrative expenses related to corporate activities, interest expense and income tax expense.
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves and the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We assume a minimal amount of catastrophe risk within the property and casualty segment. We anticipate that our property catastrophe exposures will consistently remain extremely low when compared to many other reinsurers with whom we compete.
In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of Third Point Re (USA) Holdings Inc. (“TPRUSA”). The results of Third Point Re USA are reflected in the results of the Property and Casualty Reinsurance segment. Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. As a result, period to period comparisons of our results of operations may not be meaningful. Third Point Re USA provides reinsurance products that are substantially similar to the reinsurance products currently provided by Third Point Re. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we have expanded our marketing activities and have begun to broaden our profile in the U.S. marketplace.  In addition to developing new opportunities, we are strengthening our relationships with existing  cedents and brokers. We also will develop a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.
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
As of March 31, 2015, the Catastrophe Fund had a net asset value of $77.0 million (December 31, 2014 - $119.7 million), and our investment in the Catastrophe Fund was $38.3 million (December 31, 2014 - $59.5 million). There are no additional guarantees by us and no recourse to us beyond this investment. During the three months ended March 31, 2015, the Catastrophe Fund distributed $42.5 million (Third Point Re’s share - $21.1 million) resulting in a distribution from non-controlling interests for the Catastrophe Fund of $21.4 million for the three months ended March 31, 2015.

Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under a long-term investment management contract. We directly own the investments that are held in two separate accounts and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds.
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
The table below shows the key performance indicators for our consolidated business for the three months ended March 31, 2015 and 2014:

	2015	2014
Key underwriting metrics for Property and Casualty Reinsurance segment:	(In thousands, except for per share data and ratios)
Net underwriting loss (1)	$(3,859)	$(5,166)
Combined ratio (1)	102.8%	107.1%
Key investment return metrics:
Net investment income	$64,918	$50,035
Net investment return on investments managed by Third Point LLC	3.0%	3.1%
Key shareholders’ value creation metrics:
Book value per share (2) (4)	$14.50	$14.04
Diluted book value per share (2) (4)	$13.97	$13.55
Growth in diluted book value per share (2)	3.1%	2.4%
Return on beginning shareholders’ equity (3)	3.5%	2.9%

(1)	See Note 22 to the accompanying condensed consolidated financial statements for an explanation and calculation of net underwriting loss and combined ratio.

(2)	Book value per share and diluted book value per share are non-GAAP financial measures. See reconciliation below for calculation of book value per share and diluted book value per share.

(3)	Return on beginning shareholders’ equity is a non-GAAP financial measure. See reconciliation below for calculation of return on beginning shareholders’ equity.

(4)	Prior year comparative represents amounts as of December 31, 2014.
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
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. The combined ratio compares the amount of net premiums earned to the amount incurred in claims and underwriting related expenses. This ratio is a key indicator of a reinsurance company’s profitability. A combined ratio greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 22 to our condensed consolidated financial statements.
Net Investment Income
Net investment income is an important measure that affects overall profitability. Net investment income is affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operations. Pursuant to our investment management agreements, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. Our investment management agreements allow us to withdraw cash from our investment account with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses.
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

Net investment income for the three months ended March 31, 2015 and 2014 was comprised of the following:

	2015	2014
	($ in thousands)
Net investment income on float	$18,575	$7,313
Net investment income on capital	46,274	42,693
Net investment income on investments managed by Third Point LLC	64,849	50,006
Net investment income on cash collateral held by the Catastrophe Reinsurer	15	29
Net gain on catastrophe bond held by the Catastrophe Reinsurer	10	—
Net gain on investment in Kiskadee Fund (1)	44	—
	$64,918	$50,035

(1)
On December 18, 2014, we entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox Insurance Company (Bermuda) Limited’s separately managed insurance-linked securities platform, Kiskadee Re Ltd.

Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interest. The stated return is net of withholding taxes, which are presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning of year shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders. We believe this metric is used by investors to supplement measures of our profitability.
Return on beginning shareholders’ equity for the three months ended March 31, 2015 and 2014 was calculated as follows:

	2015	2014
	($ in thousands)
Net income	$50,470	$39,779
Shareholders’ equity attributable to shareholders - beginning of period	1,451,913	1,391,661
Return on beginning shareholders’ equity	3.5%	2.9%
Book Value Per Share and Diluted Book Value Per Share
Book value per share and diluted book value per share are non-GAAP financial measures. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders by the number of issued and outstanding shares at period end. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. For unvested restricted shares with a performance condition, we include the unvested restricted shares that we consider vesting to be probable. Prior to TPRE’s initial public offering, the market share price was assumed to be equal to the fully diluted book value per share. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows our management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.

For the three months ended March 31, 2015, book value per share increased by $0.46 per share, or 3.3%, to $14.50 per share from $14.04 per share as of December 31, 2014. For the three months ended March 31, 2014, book value per share increased by $0.40 per share, or 3.0%, to $13.88 per share from $13.48 per share as of December 31, 2013.
For the three months ended March 31, 2015, diluted book value per share increased by $0.42 per share, or 3.1%, to $13.97 per share from $13.55 per share as of December 31, 2014. For the three months ended March 31, 2014, diluted book value per share increased by $0.31 per share, or 2.4%, to $13.43 per share from $13.12 per share as of December 31, 2013.
The increase in basic and diluted book value per share for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to net income during the year. The increase in diluted book value per share was lower than the increase in book value per share due to the dilution from restricted shares issued pursuant to the 2013 Omnibus Incentive Plan.
The following table sets forth the computation of basic and diluted book value per share as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders’ equity	$1,561,172	$1,552,048
Less: non-controlling interests	(54,591)	(100,135)
Shareholders’ equity attributable to shareholders	1,506,581	1,451,913
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	60,589	61,705
Diluted book value per share numerator:	$1,613,682	$1,560,130
Basic and diluted book value per share denominator:
Issued and outstanding shares	103,890,670	103,397,542
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	6,040,275	6,151,903
Effect of dilutive restricted shares issued to directors and employees (1)	955,385	922,610
Diluted book value per share denominator:	115,537,493	115,123,218

Basic book value per share	$14.50	$14.04
Diluted book value per share	$13.97	$13.55

(1)
As of March 31, 2015, the effect of dilutive restricted shares issued to directors and employees was comprised of 306,043 of restricted shares with a service condition only and 649,342 restricted shares with a service and performance condition that were considered probable of vesting.

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
Expenses
Our expenses consist primarily of the following:

•	loss and loss adjustment expenses;

•	acquisition costs;

•	investment-related expenses;

•	general and administrative expenses;

•	interest expense; and

•	income taxes.
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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders, pursuant to our investment management agreements and performance fees we pay to Third Point Advisors LLC. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to Third Point Advisors LLC. We include these expenses in net investment income in our condensed consolidated statement of income.
General and administrative expenses consist primarily of salaries, benefits and related payroll costs, including costs associated with our incentive compensation plan, share compensation expenses, legal and accounting fees, travel and client entertainment, fees relating to our letter of credit facilities, information technology, occupancy and other general operating expenses.
Interest expense consists of interest expense incurred on our $115.0 million senior notes issued in February 2015. The senior notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015. Also included in interest expense is the amortization of costs incurred in issuing the senior notes. These costs are amortized over the term of the debt and are included in interest expense.
Income taxes consist primarily of taxes incurred in the U.S. as a result of our U.S. operations and withholding taxes and uncertain tax positions on certain investment transactions in the U.S. and in certain foreign jurisdictions.
Critical Accounting Policies and Estimates
See Note 2 of the notes to our condensed condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our significant accounting and reporting policies.
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

Premium Revenue Recognition including evaluation of Risk Transfer
For each contract that we write, we estimate the ultimate premiums for the entire contract period and record this estimate at the inception of the contract, to the extent the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers. See Note 2 to our condensed consolidated financial statements for additional information on premium revenue recognition.
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
During the three months ended March 31, 2015, we recorded $27.6 million of increases in premium estimates on prior years’ contracts, (2014 - decreases of $1.0 million). There was an insignificant impact on net income of these changes in premium estimates for the three months ended March 31, 2015 and 2014. Changes in premium estimates generally result in a smaller impact on net premiums earned as the changes in premium estimates are generally known before the premiums on the contract are fully earned. The increases in premium estimates for 2015 were primarily due to clients writing more business than initially expected.
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting. See Note 10 to our condensed consolidated financial statements for additional information on deposit contracts entered into to date.
Loss and Loss Adjustment Expense Reserves
Our loss and loss adjustment expense reserves include case reserves and reserves for losses incurred but not yet reported (“IBNR reserves”) and deferred gain on retroactive reinsurance contracts. Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses that are known to us. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
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
Sensitivity Analysis
The table below shows the impact on our loss and loss adjustment expense reserves, net, acquisition costs, net, net income and shareholders’ equity as of and for the three months ended March 31, 2015 of reasonably likely changes to the actuarial assumption used to estimate our March 31, 2015 loss and loss adjustments expenses incurred. Since many contracts that we write have sliding scale commissions or other loss mitigating features that adjust with the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
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

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$34,936	$(34,877)
Acquisition costs, net	(6,095)	20,705
Decrease (increase) in net underwriting income	28,841	(14,172)
Total shareholders’ equity	$1,561,172	$1,561,172
Increase (decrease) in shareholders’ equity	(1.8)%	0.9%
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
For the three months ended March 31, 2015 and 2014, there were no changes in the valuation techniques as it relates to the above.
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
See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.

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

                While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available.  As a result, market conditions are challenging and we believe may worsen in the near term. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events during 2013 and 2014.  As a result of challenging market conditions and competition with other collateralized reinsurance and insurance-linked securities vehicles, we announced in December of 2104 that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund.

                In non-catastrophe lines of business, we focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as a result of a client’s growth or historically poor performance. Most of our senior management team have spent decades within the reinsurance market and have strong relationships with intermediaries and reinsurance buyers from which we are receiving a strong flow of submissions in the lines and types of reinsurance we target. Although we are typically presented by brokers  with proposed structures on syndicated deals, we seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These solutions may take the form of aggregate stop loss covers, loss portfolio transfers or adverse development reserve covers where clients seek capital relief and enhanced investment returns on their loss and unearned premium reserves. We continue to see strong submission flow in this space.

                In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of TPRUSA. Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. Period to period comparisons of their results of operations may not be meaningful.  Third Point Re USA provides reinsurance products that are substantially similar to the reinsurance products currently provided by Third Point Re. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we have expanded our marketing activities and have begun to broaden our profile in the US marketplace.  In addition to developing new opportunities, we are strengthening our relationships with existing  cedents and brokers. We also will develop a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.
Consolidated Results of Operations—Three months ended March 31, 2015 and 2014:
For the three months ended March 31, 2015, our net income increased by $10.7 million, or 26.9%, to $50.5 million, compared to net income of $39.8 million for the three months ended March 31, 2014.
The change in net income for the the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to the following:

•
For the three months ended March 31, 2015, we recorded net investment income of $64.9 million, compared to $50.0 million for the three months ended March 31, 2014. The return on investments managed by Third Point LLC for the three months ended March 31, 2015 and 2014 was 3.0% and 3.1%, respectively. The increase in net investment income was a result of higher average investments managed by Third Point LLC.

•
The net underwriting loss from our property and casualty reinsurance segment for the three months ended March 31, 2015 and 2014 was $3.9 million and $5.2 million, respectively. The improvement in the net underwriting loss is due to a higher in-force book of business for 2015 and modest improvement in the composite ratio. The lower combined ratio is primarily due to a lower general and administrative expense ratio, which has decreased due to proportionately higher net premiums earned.

•
In the first quarter of 2015, we completed the initial capitalization of our U.S. subsidiaries and commenced underwriting in the U.S. As a result, our U.S. subsidiaries became subject to U.S. taxation. For the three months ended March 31, 2015, tax expense on our U.S. operations was $0.5 million compared to $nil for the three months ended March 31, 2014.

•
In February 2015, we issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense of $1.0 million for the three months ended March 31, 2015 compared to $nil for the three months ended March 31, 2014.

Segment Results—Three months ended March 31, 2015 and 2014.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises two operating segments - Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes investment results, certain general and administrative expenses related to corporate activities, interest expense and income tax expense.
Property and Casualty Reinsurance
Gross premiums written. Gross premiums written increased by $131.2 million, or 159.8%, to $213.4 million for the three months ended March 31, 2015 from $82.1 million for three months ended March 31, 2014.
Despite challenging market conditions, we have grown our underwriting due to the strength of our relationships. We began underwriting on January 1, 2012 and continue to cultivate our underwriting relationships with intermediaries and reinsurance buyers and, as a result, we believe submission flow will remain strong. We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period. In addition, our reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can significantly alter the expected values of a particular reinsurance contract. We also offer customized solutions to our clients, including adverse development covers, which are considered retroactive reinsurance contracts, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers, which are considered retroactive reinsurance contracts, at the inception of the contract. Together, these factors can impact the comparability of premiums earned in a period and trends from period to period and year over year.
As a result of these factors, we may experience volatility in the amount of gross premiums written and earned and period to period comparisons may not be meaningful. The results of our Property and Casualty Reinsurance segment now includes the results of Third Point Re USA, which may further impact comparability of results.
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three months ended March 31, 2015 and 2014:

	2015		2014
	($ in thousands)
Property	$21,456	10.1%	$6,881	8.4%
Casualty	9,853	4.6%	50,423	61.4%
Specialty	182,074	85.3%	24,838	30.2%
	$213,383	100.0%	$82,142	100.0%
The change in gross premiums written for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was driven by:
Factors resulting in increases:

•
We wrote $25.6 million of new business for the three months ended March 31, 2015, consisting of $18.1 million of new specialty business, $4.1 million of new casualty business and $3.4 million of new property business.

•
Changes in renewal premiums during the three months ended March 31, 2015 resulted in increased premiums of $13.7 million primarily due to increases in participations and underlying premium volume on contracts that renewed in the quarter as well as one contract which renewed as a multi year contract that was written as a one year contract in the prior year period. Premiums can change on renewals of contracts for a number of factors, including: changes in our line size or participation, changes in the underlying premium volume of the client’s program and pricing trends as well as other contractual terms and conditions.

•
We recognized $130.8 million of premiums in the three months ended March 31, 2015 for three contracts which renewed in the first quarter of 2015 that did not have comparable premiums in the prior year period. Two of these contracts were written in the fourth quarter of 2014 but renewed in the three months ended March 31, 2015 and one was written for a multi-year period in 2013 and renewed in the current period.

•
Changes in premium estimates relating to prior years’ contracts were $27.6 million and $(1.0) million for the three months ended March 31, 2015 and 2014, respectively. The changes in estimates for the three months ended March 31, 2015 were primarily due to one contract where the client expects to write more business than initially expected.

Factors resulting in decreases:

•
We recognized $46.6 million of premium in the three months ended March 31, 2014 that did not renew in the three months ended March 31, 2015, primarily due to one multi-year contract written in the prior year that was not subject to renewal in the comparable current year period.

•	During the three months ended March 31, 2015, two contracts were canceled and re-written, resulting in a net decrease in premium of $20.2 million.
Net premiums earned. Net premiums earned for the three months ended March 31, 2015 increased $66.8 million, or 92.4%, to $139.1 million. The three months ended March 31, 2015 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written and increased premiums from renewals, compared to the three months ended March 31, 2014. In addition, the results for the three months ended March 31, 2015 includes net premiums earned of $16.5 million (2014 - $2.1 million) related to retroactive exposures in reinsurance contracts where we record the gross premiums written and earned at the inception of the contract.
Net investment income. Net investment income allocated to the Property and Casualty Reinsurance segment consists of net investment income on float and was $18.6 million for the three months ended March 31, 2015 compared to $7.3 million for the three months ended March 31, 2014. The increase in net investment income on float for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in the total amount of float generated by our reinsurance operations. See the discussion of net investment income under “Corporate function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income for the periods presented.
Net loss and loss adjustment expenses. The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves and do not include acquisition related and other expenses. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive exposures in reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period.
Net loss and loss adjustment expenses for the three months ended March 31, 2015 were $81.7 million, or 58.8% of net premiums earned, compared to $46.3 million, or 64.0% of net premiums earned, for the three months ended March 31, 2014.
For the three months ended March 31, 2015, we recorded $6.1 million, or 4.4 percentage points, of net favorable prior years’ reserve development compared to $2.0 million, or 2.8 percentage points, of net adverse prior years’ reserve development for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, we recorded increases of $3.9 million and $1.0 million, respectively, in loss and loss adjustment expense reserves due to increases in premium estimates on prior year contracts.

The prior years’ reserve development for the three months ended March 31, 2015 is explained as follows:

•
The $6.1 million of favorable reserve development is offset by increases of $7.1 million in acquisition costs primarily as a result of changes in the estimated split of the composite ratio between loss and loss adjustment expenses incurred and acquisition costs for certain contracts that have sliding scale commissions and profit commissions that vary inversely with loss experience. The net impact as a result of changes in prior years’ reserves was a decrease in net underwriting income of $1.0 million for the three months ended March 31, 2015.

•
The $3.9 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $2.6 million increase in acquisition costs, for a total of $6.5 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $6.5 million, resulting in an insignificant change in net underwriting loss for the three months ended March 31, 2015.

•
In total, the change in underwriting income for prior periods due to loss reserve development and adjustments to premium estimates was a decrease of $1.0 million for the three months ended March 31, 2015.

The $2.0 million increase in prior years’ reserves for the three months ended March 31, 2014 primarily related to one crop contract. For the three months ended March 31, 2014, we also recorded an increase of $1.0 million in loss and loss adjustment expense reserves due to increases in premium estimates on prior year contracts. The loss and loss adjustment expense reserves and premium adjustments generally offset resulting in minimal impact to net underwriting income.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2015 were $6.6 million or 4.7% of net premiums earned compared to $5.8 million or 8.0% of net premiums earned for the three months ended March 31, 2014.
The increase in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to increased headcount and related employee costs, increased share compensation expense, and increased credit facility fees due to higher usage of our letter of credit facilities. Although general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio decreased due to proportionately higher net premiums earned during the current year period.
Other expenses. Other expenses for the three months ended March 31, 2015 were $2.7 million compared to $0.8 million for the three months ended March 31, 2014. The increase in other expenses is primarily due to a higher number of reinsurance contracts written in 2014 and 2015 that have interest crediting features.
Catastrophe Risk Management
The Catastrophe Reinsurer wrote no business before January 1, 2013. From January 1, 2013, the underwriting results of the Catastrophe Reinsurer as well as results of the Catastrophe Fund, the entities for which the Catastrophe Fund Manager underwrites and manages catastrophe risk, are captured with the Catastrophe Fund Manager in this segment. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. Despite the Catastrophe Fund’s solid investment returns from its inception, we are winding it down due to challenging market conditions and competition with other collateralized reinsurance and insurance-linked securities vehicles. Catastrophe reinsurance pricing and the fees available to manage catastrophe risk have decreased significantly in the past two years.  The Catastrophe Fund Manager will continue to manage the runoff of the remaining exposure in the Catastrophe Fund. For the three months ended March 31, 2015 and 2014, the Catastrophe Risk Management segment generated net losses of $0.2 million and $0.1 million, respectively, after attributing income to non-controlling interests.

Corporate function
Investment results
For the three months ended March 31, 2015, we recorded net investment income of $46.3 million (2014 - $42.7 million).
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three months ended March 31, 2015 and 2014:

	2015	2014
Long/short equities	1.0%	0.8%
Asset-backed securities	1.8%	1.8%
Corporate credit	0.3%	0.8%
Macro and other	(0.1)%	(0.3)%
	3.0%	3.1%

S&P 500	1.0%	1.8%

The net investment results for the three months ended March 31, 2015 were driven by gains across all investment strategies. The structured credit portfolio contributed more than half of the returns for the quarter. In equities, gains in several core positions in the Industrial & Commodities and Healthcare sectors more than offset moderate losses in Technology, Media and Telecommunications and Financials. The investment results for the three months ended March 31, 2014 were driven by successful single name stock selection and strong returns from the credit portfolio. In particular, the structured credit strategy added 1.8%, or well over 50% of our total returns.
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

General and administrative expenses related to corporate activities
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a related headcount analysis. For the three months ended March 31, 2015, general and administrative expenses allocated to the corporate function were $4.9 million (2014 - $3.4 million). The increase compared to the prior year period was primarily due to greater payroll and related expenses as a result of increased headcount, increased share compensation expense and increased legal and other professional advisor expenses.

Interest expense
In February 2015, we issued $115.0 million of senior notes bearing 7.0% interest (“the Notes”). As a result, our consolidated results of operations include interest expense of $1.0 million for the three months ended March 31, 2015 compared to $nil for the three months ended March 31, 2014.

Income taxes
The income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries as well as withholding taxes and uncertain tax provisions on our investment portfolio and to a lesser extent, taxes paid in relation to our U.K. based subsidiaries.
Our effective tax rate is primarily driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense, as follows:

	2015	2014
	($ in thousands)
Income tax - U.S. subsidiaries	$475	$—
Income tax - U.K. subsidiaries	3	—
Withholding taxes on certain investment transactions	827	—
	$1,305	$—
During the three months ended March 31, 2015, we completed the capitalization of our U.S. entities and commenced operations.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity. As a result, we are now subject to U.S. tax on income generated by Third Point Re USA and TPRUSA.
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
As of March 31, 2015, Third Point Re could pay dividends to the Company of approximately $324.0 million (2014 - $326.1 million) and Third Point Re USA could pay dividends to the Company of approximately $66.7 million. On February 26, 2015, Third Point Re declared and paid a dividend of $158.0 million to Third Point Reinsurance Ltd. These funds were ultimately used, together with the net proceeds from the issuance of the Notes, to capitalize Third Point Re USA.
Liquidity and Cash Flows
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase investments.
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment earnings realized and (2) loss and loss expenses paid, reinsurance purchased and underwriting and other expenses paid. Net cash provided by underwriting activities results from excluding investment earnings realized from our operating cash flows results in net cash provided by underwriting activities. Cash flows from operations may differ substantially from net income and may be volatile from period to period depending on the underwriting opportunities available to us. Due to the nature of our underwriting portfolio, claim payments can be unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected.

Operating, investing and financing cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	($ in thousands)
Net cash provided by operating activities	$118,016	$8,236
Net cash (used in) provided by investing activities	(203,913)	43,049
Net cash provided by (used in) financing activities	69,511	(48,972)
Net (decrease) increase in cash and cash equivalents	(16,386)	2,313
Cash and cash equivalents at beginning of period	28,734	31,625
Cash and cash equivalents at end of period	$12,348	$33,938

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

For the three months ended March 31, 2015 and 2014, we contributed $161.6 million and $20.0 million, respectively, to our separate account managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not necessarily correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with US GAAP.
Cash flows used in investment activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the three months ended March 31, 2015 reflects the investment of the net proceeds from our issuance of Notes and float generated from our reinsurance operations. Cash flows provided by investing activities for the three months ended March 31, 2014 reflects the investment of float generated from our reinsurance operations.
In February 2015, we completed a public offering of senior notes issued by TPRUSA and guaranteed by Third Point Reinsurance Ltd. pursuant to a registration statement on Form S-3, from which we received net proceeds of approximately $114.0 million, after deducting underwriting discounts and other offering costs. We used the net proceeds to TPRUSA, together with a capital contribution received indirectly from Third Point Re, to fund an aggregate contribution of $267.0 million for the initial capitalization of Third Point Re USA.
The cash flows from financing activities for the three months ended March 31, 2015 consisted primarily of proceeds from issuance of Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund. The cash flows from financing activities for the three months ended March 31, 2014 consisted primarily of distributions of non-controlling interests from the investment affiliate.
For the period from inception until March 31, 2015, we have had sufficient cash flow from proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015 and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from underwriting activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
In addition, we expect that the net proceeds from our IPO in August 2013, proceeds from the issuance of Notes in February 2015 and cash flow from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent that the net proceeds from our IPO and our February 2015 issuance of Notes, combined with existing cash and cash equivalents, investment returns and operating cash flow, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all. There are regulatory and contractual restrictions on the ability of our reinsurance subsidiaries to pay dividends to their respective parent companies, including for purposes of servicing TPRUSA’s debt obligations.
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
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer, securing collateralized reinsurance contracts written, trust accounts securing obligations under certain reinsurance contracts and cash held with banks securing letters of credit issued under credit facilities. Restricted cash and cash equivalents increased by $166.2 million, or 39.8%, to $583.5 million as of March 31, 2015 from $417.3 million as of December 31, 2014. The increase in restricted cash was primarily due to reinsurance contracts written in the three months ended March 31, 2015 where our obligations are secured by trust accounts. We do not expect the increase in restricted cash to affect our liquidity position and restricted cash can fluctuate period-to-period.

Letter of Credit Facilities

As of March 31, 2015, we had entered into the following letter of credit facilities, which automatically renew annually unless terminated by either party in accordance with the required notice period:

	Facility	Utilized	Collateral	Renewal Date
March 31, 2015	($ in thousands)
BNP Paribas (1)	$50,000	$554	$554	April 2, 2016
Citibank	250,000	231,653	231,653	January 23, 2016
J.P. Morgan	50,000	50,000	50,500	August 22, 2015
Lloyds Bank (2)	150,000	—	—	December 31, 2016 and 2018
	$500,000	$282,207	$282,707

(1)	On April 2, 2015, Third Point Re USA entered into a letter of credit facility with BNP Paribas for $50.0 million.

(2)
On February 26, 2015, Third Point Re entered into a letter of credit facility with Lloyds Bank for $150.0 million. The facility consists of two separate sections of $75.0 million each, expiring on December 31, 2016 and December 31, 2018, respectively.

As of March 31, 2015, $282.2 million (December 31, 2014 - $218.5 million) of letters of credit, representing 56.4% of the total available facilities, had been drawn upon (December 31, 2014 – 54.6% (based on total available facilities of $400.0 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of March 31, 2015, total cash and cash equivalents with a fair value of $282.7 million (December 31, 2014 - $219.0 million) was pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants as of March 31, 2015.
Financial Condition
Shareholders’ equity
As of March 31, 2015, total shareholders’ equity was $1,561.2 million, compared to $1,552.0 million as of December 31, 2014. This increase was primarily due to net income of $50.5 million offset by net distributions of non-controlling interests of $46.1 million. The net distributions of non-controlling interest included $25.0 million related to our investment in our joint ventures with Third Point LLC created through our two Joint Venture and Investment Management Agreements and the Catastrophe Fund distributed $42.5 million (Third Point Re’s share - $21.1 million) of capital resulting in a distribution of non-controlling interests for the Catastrophe Fund of $21.4 million for the three months ended March 31, 2015.
Investments
As of March 31, 2015, total cash and net investments managed by Third Point LLC at fair value was $2,136.1 million, compared to $1,802.2 million as of December 31, 2014. The increase was primarily due to the proceeds from our debt issuance, float of $161.6 million generated by our reinsurance operations and net investment income for the three months ended March 31, 2015.
Contractual Obligations

On February 13, 2015, TPRUSA issued the Notes in the aggregate principal amount of $115.0 million. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes.
The indenture governing the Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly owned insurance subsidiary. In certain circumstances specified in the indenture governing the Notes, certain of our existing or future subsidiaries may be required to guarantee the Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Notes). As of March 31, 2015, we were in compliance with all of the covenants under the indenture governing the Notes, and, during the three months then ended, no event requiring an increase in the interest rate applicable to the Notes occurred.
There have been no other material changes to our contractual obligations from our most recent Annual Report on Form 10-K, as filed with the SEC.
Off-Balance Sheet Commitments and Arrangements
We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio and disclosed in our notes to condensed consolidated financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
As of March 31, 2015, we had an unfunded capital commitment of $4.2 million related to our investment in the Hellenic Fund (see Note 17 to our condensed consolidated financial statements for additional information) and an unfunded capital commitment of $20.0 million related to our investment in the Kiskadee Fund (See Note 4 to our condensed consolidated financial statements for additional information). On January 2, 2015, we funded $5.0 million of our total $25.0 million commitment to the Kiskadee Fund, and expect to fund the remainder in June 2015.

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
As of March 31, 2015, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of March 31, 2015, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $121.3 million, or 5.6% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. We wrote non-U.S. dollar denominated reinsurance contracts for the first time during 2014. Of our gross premiums written from inception, $110.3 million, or 8.1%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of March 31, 2015, loss and loss adjustment expense reserves included $5.1 million (December 31, 2014 - $6.1 million) in foreign currencies.
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

We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2015, our total net short exposure to foreign denominated securities represented 3.7% (December 31, 2014 - 3.4%) of our investment portfolio including cash and cash equivalents, was $81.0 million (December 31, 2014 - $61.0 million).
The following tables summarize the net impact that 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of March 31, 2015 and December 31, 2014:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
March 31, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$2,585	0.12%	$(2,585)	(0.12)%
Japanese Yen	(131)	(0.01)%	131	0.01%
British Pound	69	—%	(69)	—%
Other	5,534	0.25%	(5,534)	(0.25)%
Total	$8,057	0.36%	$(8,057)	(0.36)%

	10% increase in U.S. dollar		10% decrease in U.S. dollar
December 31, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$2,418	0.13%	$(2,418)	(0.13)%
Japanese Yen	322	0.02%	(322)	(0.02)%
British Pound	25	—%	(25)	—%
Other	3,335	0.18%	(3,335)	(0.18)%
Total	$6,100	0.33%	$(6,100)	(0.33)%
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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2015 and December 31, 2014:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
March 31, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(15,648)	(0.7)%	$17,429	0.8%
Asset Backed Securities(1)	(12,949)	(0.6)%	14,851	0.7%
Net exposure to interest rate risk	$(28,597)	(1.3)%	$32,280	1.5%

	100 basis point increase in interest rates		100 basis point decrease in interest rates
December 31, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(10,486)	(0.6)%	$11,836	0.6%
Asset Backed Securities(1)	(10,521)	(0.6)%	12,485	0.7%
Net exposure to interest rate risk	$(21,006)	(1.2)%	$24,321	1.3%

(1)
Includes instruments for which durations are available on March 31, 2015 and December 31, 2014. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of rate changes.

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
As of March 31, 2015, our investment portfolio included de minimis exposure to changes in commodity prices, through ownership of physical commodities and commodity-linked securities.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.

Credit Risk
Reinsurance contracts
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
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance. We have written $56.0 million of premium included in our credit and financial line of business since inception, which consists primarily of exposure to mortgage insurance credit risks.
Investments
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2015 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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
ITEM 1. Legal Proceedings
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
ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)    Not applicable
b)     Not applicable
c)    Not applicable
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

4.9
Amended and Restated Founders Agreement, by and among Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P. dated as of February 25, 2015 (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015)

4.10
Senior Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)

4.11
First Supplemental Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)

4.12	7.00% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)
10.1.1
Joint Venture and Investment Management Agreement by and among Third Point Reinsurance (USA) Ltd., Third Point Advisors LLC and Third Point LLC, dated as of January 28, 2015 (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015)

10.2.2	Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and John R. Berger, dated as of March 1, 2015
10.3.2	Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of March 1, 2015
10.4.1	Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of April 1, 2015
10.6.2	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.29	Amended and Restated Director Compensation Policy dated May 5, 2015
10.31	Employment Agreement between Third Point Reinsurance (USA) Ltd. and Anthony Urban, dated as of March 1, 2015
10.32.1	Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, dated as of February 26, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Third Point Reinsurance Ltd.
Date: May 8, 2015
/s/ John R. Berger
John R. Berger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)