Form 10-Q
period 2015-06-30
Third Point Reinsurance Ltd.
filed 2015-08-06
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of August 6, 2015, there were 105,262,341 common shares of the registrant’s common shares issued and outstanding, including 1,262,020 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2015 and December 31, 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2015	December 31, 2014
Assets
Equity securities, trading, at fair value (cost - $1,200,233; 2014 - $1,078,859)	$1,332,489	$1,177,796
Debt securities, trading, at fair value (cost - $776,960; 2014 - $546,933)	801,725	569,648
Other investments, at fair value	72,699	83,394
Total investments in securities and commodities	2,206,913	1,830,838
Cash and cash equivalents	46,800	28,734
Restricted cash and cash equivalents	589,231	417,307
Due from brokers	263,440	58,241
Securities purchased under an agreement to sell	17,963	29,852
Derivative assets, at fair value	27,995	21,130
Interest and dividends receivable	5,508	2,602
Reinsurance balances receivable	291,226	303,649
Deferred acquisition costs, net	180,452	155,901
Unearned premiums ceded	1,226	—
Loss and loss adjustment expenses recoverable	184	814
Other assets	5,923	3,512
Total assets	$3,636,861	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$12,356	$10,085
Reinsurance balances payable	32,662	27,040
Deposit liabilities	147,161	145,430
Unearned premium reserves	571,580	433,809
Loss and loss adjustment expense reserves	312,945	277,362
Securities sold, not yet purchased, at fair value	151,115	82,485
Securities sold under an agreement to repurchase	10,992	—
Due to brokers	681,280	312,609
Derivative liabilities, at fair value	19,139	11,015
Performance fee payable to related party	25,059	—
Interest and dividends payable	3,678	697
Senior notes payable, net of deferred costs	113,290	—
Total liabilities	2,081,257	1,300,532
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 105,262,341 (2014: 104,473,402))	10,526	10,447
Additional paid-in capital	1,073,369	1,065,489
Retained earnings	442,109	375,977
Shareholders’ equity attributable to shareholders	1,526,004	1,451,913
Non-controlling interests	29,600	100,135
Total shareholders’ equity	1,555,604	1,552,048
Total liabilities and shareholders’ equity	$3,636,861	$2,852,580

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and six months ended June 30, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Gross premiums written	$184,342	$145,508	$397,676	$233,095
Gross premiums ceded	(1,425)	—	(1,477)	—
Net premiums written	182,917	145,508	396,199	233,095
Change in net unearned premium reserves	(62,339)	(66,758)	(136,546)	(81,083)
Net premiums earned	120,578	78,750	259,653	152,012
Net investment income	38,611	40,485	103,529	90,520
Total revenues	159,189	119,235	363,182	242,532
Expenses
Loss and loss adjustment expenses incurred, net	76,053	44,409	157,799	90,668
Acquisition costs, net	47,498	29,583	102,155	55,014
General and administrative expenses	14,267	9,549	25,975	19,574
Other expenses	2,315	1,020	5,016	1,807
Interest expense	2,052	—	3,088	—
Foreign exchange losses (gains)	139	—	(54)	—
Total expenses	142,324	84,561	293,979	167,063
Income before income tax expense	16,865	34,674	69,203	75,469
Income tax expense	(708)	(2,375)	(2,013)	(2,375)
Income including non-controlling interests	16,157	32,299	67,190	73,094
Income attributable to non-controlling interests	(495)	(1,007)	(1,058)	(2,023)
Net income	$15,662	$31,292	$66,132	$71,071
Earnings per share
Basic	$0.15	$0.30	$0.63	$0.68
Diluted	$0.15	$0.29	$0.62	$0.66
Weighted average number of common shares used in the determination of earnings per share
Basic	103,927,761	103,264,616	103,837,545	103,264,616
Diluted	106,696,874	106,433,881	106,425,347	106,505,715

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2015 and 2014
(expressed in thousands of U.S. dollars, except share amounts)

	2015	2014
Common shares
Balance, beginning of period	104,473,402	103,888,916
Issuance of common shares	788,939	42,470
Balance, end of period	105,262,341	103,931,386
Common shares
Balance, beginning of period	$10,447	$10,389
Issuance of common shares	79	4
Balance, end of period	10,526	10,393
Additional paid-in capital
Balance, beginning of period	1,065,489	1,055,690
Issuance of common shares, net	2,082	(5)
Share compensation expense	5,798	4,498
Balance, end of period	1,073,369	1,060,183
Retained earnings
Balance, beginning of period	375,977	325,582
Income including non-controlling interests	67,190	73,094
Income attributable to non-controlling interests	(1,058)	(2,023)
Balance, end of period	442,109	396,653
Shareholders’ equity attributable to shareholders	1,526,004	1,467,229
Non-controlling interests
Balance, beginning of period	100,135	118,735
Non-controlling interest in investment affiliate, net	(24,999)	(51,001)
Non-controlling interest in Catastrophe Fund	(46,886)	6,151
Non-controlling interest in Catastrophe Manager	292	—
Income attributable to non-controlling interests	1,058	2,023
Balance, end of period	29,600	75,908
Total shareholders’ equity	$1,555,604	$1,543,137

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2015 and 2014
(expressed in thousands of U.S. dollars)

	2015	2014
Operating activities
Income including non-controlling interests	$67,190	$73,094
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities
Share compensation expense	5,798	4,498
Interest expense on deposit liabilities	1,983	1,044
Net unrealized (gain) loss on investments and derivatives	(48,211)	5,175
Net realized gain on investments and derivatives	(88,632)	(131,308)
Foreign exchange gains included in income including non-controlling interests	(54)	—
Amortization of premium and accretion of discount, net	1,276	1,292
Changes in assets and liabilities:
Reinsurance balances receivable	12,311	(54,069)
Deferred acquisition costs, net	(24,551)	(39,667)
Unearned premiums ceded	(1,226)	—
Loss and loss adjustment expenses recoverable	630	(997)
Other assets	(2,411)	115
Interest and dividends receivable, net	75	(1,064)
Unearned premium reserves	137,771	81,084
Loss and loss adjustment expense reserves	35,749	50,296
Accounts payable and accrued expenses	2,271	(4,000)
Reinsurance balances payable	5,462	17,775
Performance fee payable to related party	25,059	22,002
Net cash provided by operating activities	130,490	25,270
Investing activities
Purchases of investments	(1,669,124)	(1,462,226)
Proceeds from sales of investments	1,405,097	1,245,348
Purchases of investments to cover short sales	(184,966)	(97,112)
Proceeds from short sales of investments	278,170	101,861
Change in due to/from brokers, net	163,472	260,561
Decrease in securities purchased under an agreement to sell	11,889	4,297
Increase in securities sold under an agreement to repurchase	10,992	—
Change in restricted cash and cash equivalents	(171,924)	(28,547)
Net cash (used in) provided by investing activities	(156,394)	24,182
Financing activities
Proceeds from issuance of common shares, net of costs	2,161	—
Proceeds from issuance of senior notes payable, net of costs	113,224	—
Increase (decrease) in deposit liabilities	178	(250)
Non-controlling interest in investment affiliate, net	(24,999)	(51,001)
Non-controlling interest in Catastrophe Fund	(46,886)	6,151
Non-controlling interest in Catastrophe Manager	292	—
Net cash provided by (used in) financing activities	43,970	(45,100)
Net increase in cash and cash equivalents	18,066	4,352
Cash and cash equivalents at beginning of period	28,734	31,625
Cash and cash equivalents at end of period	$46,800	$35,977
Supplementary information
Interest paid in cash	$2,091	$944
Income taxes paid in cash	$2,018	$911

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
The results for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the full calendar year.

2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2014, except as noted below.
Prior year changes in the presentation of condensed consolidated statements of cash flows
The Company had previously excluded income attributable to non-controlling interests from cash flows provided by operating activities and included these amounts in cash flows used in investing activities and provided by financing activities. The Company began including income from non-controlling interests in cash flows provided by operating activities for the year ended December 31, 2014. In addition, cash flows related to the non-controlling interest in investment affiliate were previously included in net cash used in investing activities and is now being included in net cash provided by financing activities. Lastly, the Company now includes interest expense on deposit liabilities and the change in fair value of embedded derivatives in deposit liability contracts as non-cash adjustments in operating activities. These changes did not impact the condensed consolidated balance sheets or condensed consolidated statements of income for the prior periods. The Company modified the presentation of its condensed consolidated statement of cash flows for the six months ended June 30, 2014 to conform to the current year presentation.
Recently issued accounting standards
Issued and effective as of June 30, 2015
In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company’s operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. ASU 2014-08 is effective for all disposals that occur after January 1, 2015, with early adoption permitted. This new pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
Issued but not yet effective as of June 30, 2015
In February 2015, the FASB issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2015-03 effective with its debt issuance in February 2015.
In May 2015, the FASB issued Accounting Standards Update 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 will eliminate the requirement to categorize certain investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The amendments in ASU 2015-07 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In May 2015, the FASB issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts (ASU 2015-09). ASU 2015-09 amends ASC 944 (Financial Services - Insurance) to expand the disclosures that an insurance entity must provide about its short-duration insurance contracts. Under ASU 2015-09, the FASB focused on targeted improvements to provide users with additional information about insurance liabilities, including the nature, amount, timing, and uncertainty of future cash flows related to insurance liabilities. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In June 2015, the FASB issued Accounting Standards Update 2015-10, Technical Corrections and Improvements (ASU 2015-10). ASU 2015-10 amends a number of Topics in the FASB Accounting Standards Codification and is part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The amendments in ASU 2015-10 are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
3. Restricted cash and cash equivalents
Restricted cash and cash equivalents as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer (1)	$22,515	$108,544
Restricted cash securing letter of credit facilities (2)	286,662	218,963
Restricted cash securing other reinsurance contracts (3)	280,054	89,800
	$589,231	$417,307

(1)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer cannot be released until the contract’s exposure has expired. The remaining exposures collateralized by these amounts expired in July 2015 and the cedents agreed to release the collateral.

(2)
Restricted cash securing letter of credit facilities pertain to letters of credit issued to clients and cash securing these obligations that the Company will not be released from until the underlying reserves have been settled. The time period for which the Company expects these letters of credit to be in place varies from contract to contract, but can last several years.

(3)
Restricted cash securing other reinsurance contracts pertain to trust accounts securing the Company’s contractual obligation under certain reinsurance contracts that the Company will not be released from until all underlying risks have expired or have been settled. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	June 30, 2015	December 31, 2014
Assets	($ in thousands)
Total investments in securities and commodities	$2,181,728	$1,828,761
Cash and cash equivalents	25,221	3
Restricted cash and cash equivalents (1)	566,716	308,763
Due from brokers	263,440	58,241
Securities purchased under an agreement to sell	17,963	29,852
Derivative assets	27,995	21,130
Interest and dividends receivable	5,505	2,590
Other assets	—	325
Total assets	3,088,568	2,249,665
Liabilities and non-controlling interest
Accounts payable and accrued expenses	846	464
Securities sold, not yet purchased, at fair value	151,115	82,485
Securities sold under an agreement to repurchase	10,992	—
Due to brokers	681,280	312,609
Derivative liabilities	19,139	10,985
Performance fee payable to related party	25,059	—
Interest and dividends payable	657	697
Capital contributions received in advance	25,214	—
Non-controlling interest	16,317	40,241
Total liabilities and non-controlling interest	930,619	447,481
Total net investments managed by Third Point LLC	$2,157,949	$1,802,184

(1)	Includes amounts advanced to Third Point Re to fund collateral held in trust accounts.
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
Investments are carried at fair value. The fair values of investments are estimated using prices obtained from either third-party pricing services or broker quotes. The methodology for valuation is generally determined based on the investment’s asset class per the Company’s Investment Manager’s valuation policy. For investments where fair values from pricing services or brokers are unavailable, fair values are estimated using information obtained by the Company’s Investment Manager.
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of June 30, 2015, securities valued at $498.2 million (December 31,

2014 - $434.4 million), representing 22.5% (December 31, 2014 – 23.5%) of investments in securities and derivative assets, and $1.4 million (December 31, 2014 - $1.3 million), representing 0.8% (December 31, 2014 – 1.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes or other quoted market prices for similar securities.
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
As of June 30, 2015, the Company had $16.4 million (December 31, 2014 - $2.3 million) of private securities, representing less than 1% of investments in securities and derivative assets, of which $15.2 million was fair valued by a third party valuation firm using information obtained from the Company’s Investment Manager and $1.2 million was fair valued by the Company’s Investment Manager. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in other expenses. The Company’s embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on the Company’s investments managed by Third Point LLC. The Company determines the fair value of the embedded derivatives using models developed by the Company.
The Company’s holdings in asset-backed securities (“ABS”) for the periods presented are substantially invested in residential mortgage-backed securities (“RMBS”). As of June 30, 2015, the greatest concentration of the Company’s U.S. RMBS was in subprime RMBS positions, which collectively constituted approximately 49% (December 31, 2014 - 49%) of the Company’s ABS holdings. As of June 30, 2015, approximately 27% (December 31, 2014 - 33%) of the Company’s ABS were invested in mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of U.S. Alternative A-paper (“Alt-A”) and prime securities. Non-U.S. RMBS positions constituted approximately 7% (December 31, 2014 - 9%) of the Company’s ABS holdings, with a majority in Europe, as of June 30, 2015. The balance of the Company’s investment in ABS as of June 30, 2015, or 17%, was held in U.S. Alt-A positions, commercial mortgage-backed securities, collateralized debt obligations and student loan ABS. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.

The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the net asset value of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income.
On December 18, 2014, the Company entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox Insurance Company (Bermuda) Limited’s (“Hiscox”) separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  On January 2, 2015 and June 1, 2015 the Company funded $5.0 million and $20.0 million, respectively, and there are no remaining commitments. The Company has elected the fair value option for this investment, which is recorded on the condensed consolidated balance sheets at fair value as a Level 3 asset. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager. The resulting net gains or losses are reflected in the condensed consolidated statements of income.
The Company performs several processes to ascertain the reasonableness of the valuation of all of the Company’s investments comprising the Company’s investment portfolio. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from the Investment Manager, (ii) obtaining and reviewing monthly Net Asset Value (“NAV”) and investment return reports received directly from the Company’s third-party fund administrator, which are compared to the reports noted in (i), and (iii) monthly update discussions with the Company’s Investment Manager regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from third party service providers.
For the six months ended June 30, 2015 and 2014, there were no changes in the valuation techniques as it relates to the above.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the investment.
The key inputs for corporate, government and sovereign bond valuation are coupon frequency, coupon rate and underlying bond spreads. The key inputs for ABS are yield, probability of default, loss severity and prepayment.

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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,262,727	$53,314	$—	$1,316,041
Private common equity securities	—	2,012	962	2,974
Private preferred equity securities	—	—	13,474	13,474
Total equities	1,262,727	55,326	14,436	1,332,489
Asset-backed securities	—	498,925	1,843	500,768
Bank debts	—	—	7,404	7,404
Corporate bonds	—	166,300	2,772	169,072
Sovereign debt	—	124,463	18	124,481
Total debt securities	—	789,688	12,037	801,725
Investments in limited partnerships	—	8,287	6,156	14,443
Options	14,538	6,770	—	21,308
Rights and warrants	1,672	—	—	1,672
Trade claims	—	10,093	—	10,093
Investment in Kiskadee Fund	—	—	25,183	25,183
Total other investments	16,210	25,150	31,339	72,699
Derivative assets (free standing)	798	27,197	—	27,995
Total assets	$1,279,735	$897,361	$57,812	$2,234,908
Liabilities
Equity securities	$94,645	$—	$—	$94,645
Sovereign debt	—	17,509	—	17,509
Corporate bonds	—	17,252	—	17,252
Options	12,596	9,113	—	21,709
Total securities sold, not yet purchased	107,241	43,874	—	151,115
Derivative liabilities (free standing)	1,332	16,787	1,020	19,139
Derivative liabilities (embedded)	—	—	9,817	9,817
Total liabilities	$108,573	$60,661	$10,837	$180,071

	December 31, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,158,428	$15,207	$—	$1,173,635
Private common equity securities	—	2,718	1,443	4,161
Total equities	1,158,428	17,925	1,443	1,177,796
Asset-backed securities	—	395,514	4,720	400,234
Bank debts	—	2,395	—	2,395
Corporate bonds	—	56,795	3,799	60,594
Municipal bonds	—	3,094	—	3,094
Sovereign debt	—	103,331	—	103,331
Total debt securities	—	561,129	8,519	569,648
Investments in limited partnerships	—	55,756	6,354	62,110
Options	3,205	3,791	—	6,996
Rights and warrants	1,843	—	—	1,843
Trade claims	—	10,368	—	10,368
Catastrophe bond	—	2,077	—	2,077
Total other investments	5,048	71,992	6,354	83,394
Derivative assets (free standing)	380	20,750	—	21,130
Total assets	$1,163,856	$671,796	$16,316	$1,851,968
Liabilities
Equity securities	$33,222	$—	$—	$33,222
Sovereign debt	—	29,350	—	29,350
Corporate bonds	—	13,312	—	13,312
Options	3,755	2,846	—	6,601
Total securities sold, not yet purchased	36,977	45,508	—	82,485
Derivative liabilities (free standing)	505	9,548	962	11,015
Derivative liabilities (embedded)	—	—	9,289	9,289
Total liabilities	$37,482	$55,056	$10,251	$102,789
During the six months ended June 30, 2015, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the year ended December 31, 2014, the Company reclassified $86.6 million of private common equity securities from Level 2 to Level 1 equity securities. This reclassification was the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date.

The following table presents the reconciliation of all investments measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014:

	April 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2015
	($ in thousands)
Assets
Private common equity securities	$962	$—	$—	$—	$—	$962
Private preferred equity securities	8,502	—	—	—	4,972	13,474
Asset-backed securities	3,586	(2,897)	—	(438)	1,592	1,843
Bank debt	7,681	—	—	—	(277)	7,404
Corporate bonds	3,118	—	—	(151)	(195)	2,772
Sovereign debt	18	—	—	—	—	18
Investments in limited partnerships	6,138	—	725	(267)	(440)	6,156
Investment in Kiskadee Fund	5,044	—	20,000	—	139	25,183
Total assets	$35,049	$(2,897)	$20,725	$(856)	$5,791	$57,812
Liabilities
Derivative liabilities (free standing)	$(1,136)	$—	$—	$—	$116	$(1,020)
Derivative liabilities (embedded)	(9,618)	—	—	(769)	570	(9,817)
Total liabilities	$(10,754)	$—	$—	$(769)	$686	$(10,837)

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$—	$—	$(481)	$962
Private preferred equity securities	—	—	8,502	—	4,972	13,474
Asset-backed securities	4,720	(3,727)	91	(990)	1,749	1,843
Bank debt	—	—	7,634	—	(230)	7,404
Corporate bonds	3,799	—	—	(152)	(875)	2,772
Sovereign debt	—	18	—	—	—	18
Investments in limited partnerships	6,354	—	725	(267)	(656)	6,156
Investment in Kiskadee Fund	—	—	25,000	—	183	25,183
Total assets	$16,316	$(3,709)	$41,952	$(1,409)	$4,662	$57,812
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(144)	$86	$(1,020)
Derivative liabilities (embedded)	(9,289)	—	—	(798)	270	(9,817)
Total liabilities	$(10,251)	$—	$—	$(942)	$356	$(10,837)

	April 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2014
	($ in thousands)
Assets
Private common equity securities	$2,012	$—	$—	$—	$288	$2,300
Asset-backed securities	3,552	(3,552)	2,441	—	—	2,441
Corporate bonds	4,781	—	734	(332)	(30)	5,153
Sovereign debt	—	—	30	—	—	30
Investments in limited partnerships	5,108	—	—	—	663	5,771
Total assets	$15,453	$(3,552)	$3,205	$(332)	$921	$15,695
Liabilities
Derivative liabilities (embedded)	$(5,356)	$—	$—	$—	$(182)	$(5,538)
Total liabilities	$(5,356)	$—	$—	$—	$(182)	$(5,538)

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2014
	($ in thousands)
Assets
Private common equity securities	$2,012	$—	$—	$—	$288	$2,300
Asset-backed securities	400	(1,631)	3,805	(1,903)	1,770	2,441
Corporate bonds	4,610	—	821	(332)	54	5,153
Sovereign debt	—	—	30	—	—	30
Investments in limited partnerships	5,292	—	54	—	425	5,771
Total assets	$12,314	$(1,631)	$4,710	$(2,235)	$2,537	$15,695
Liabilities
Derivative liabilities (embedded)	$(4,430)	$—	$—	$(783)	$(325)	$(5,538)
Total liabilities	$(4,430)	$—	$—	$(783)	$(325)	$(5,538)

(1)	Total change in realized and unrealized gain (loss) recorded on Level 3 financial instruments are included in net investment income in the condensed consolidated statements of income (loss).
Total unrealized gains related to fair value assets using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 was $3.9 million (2014 - $0.6 million).
For assets and liabilities that were transferred into Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred into Level 3 at the beginning of the period; similarly, for assets and liabilities that were transferred out of Level 3 during the period, gains (losses) are presented as if the assets or liabilities had been transferred out of Level 3 at the beginning of the period. The Company held no Level 3 investments where quantitative unobservable inputs are produced by the Company when estimating fair value.

The following table summarizes information about the significant unobservable inputs used in determining the fair value of the Level 3 investments held by the Company.  Level 3 investments not presented in the table below generally do not have any unobservable inputs to disclose, as they are valued primarily using dealer quotes, at cost or net asset value for investment in limited partnerships.

June 30, 2015
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Corporate debt	$1,681	Discounted Cash Flow	Yield	19.78-21.80%
			Duration	3 years
			Credit Spreads	1,886-2,086
			Volatility	25-35%
Private equity investments	$13,474	Discounted Cash Flow	Discount	14.0%
			Duration	1-3 years
			Weighted average cost of capital	9-10%
		Market Approach	Multiples	9-23x
Derivative liabilities (embedded)	$9,817	Discounted cash flow	Contractual Variable Annual Investment Credit	0.0 - 3.5%
			Mean Monthly Investment Return	1.20%
			Duration Until Contract Settlement	1.50 - 4.75 years
			Interest Rates	U.S. Treasury Spot Rates

December 31, 2014
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Corporate bond	$2,346	Discounted cash flow	Yield	14.93-16.94%
			Duration	3 years
			Credit spreads	1,376-1,576
			Volatility	20-30%
Derivative liabilities (embedded)	$9,289	Discounted cash flow	Contractual Variable Annual Investment Credit	0.0 - 3.5%
			Mean Monthly Investment Return	1.20%
			Duration Until Contract Settlement	1.50 - 4.75 years
			Interest Rates	U.S. Treasury Spot Rates
5. Repurchase and reverse repurchase agreements
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. Interest expense and income related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. For the three months ended June 30, 2015, foreign currency gains of $0.6 million (2014 - loss of $0.2 million) on reverse repurchase agreements are included in net investment income in the condensed consolidated statements of income. For the six months ended June 30, 2015, foreign currency losses of $2.3 million (2014 - $0.2 million) on reverse repurchase agreements and gains of $0.3 million (2014 - $nil) on repurchase agreements are included in net investment income in the condensed consolidated statements of income. Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days.

6. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities and commodities balances are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, investment receivables, margin debt balances, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from and to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of June 30, 2015, the Company’s due from/to brokers includes a total non-U.S. currency payable balance of $2.6 million (December 31, 2014 - payable of $1.1 million).
The Company uses prime brokerage arrangements to provide cash collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of June 30, 2015, the Company had $566.7 million (December 31, 2014 - $308.8 million) of restricted cash securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activity. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income in the condensed consolidated statements of income.

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of June 30, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$13,413	$109,610
Credit Default Swaps - Protection Sold	USD	279	1,956
Equity Price
Contracts for Differences - Long Contracts	EUR/USD	4,384	61,929
Contracts for Differences - Short Contracts	AUD/CHF/EUR/GBP/JPY	1,897	20,845
Total Return Swaps - Long Contracts	BRL/JPY/USD	2,526	72,473
Total Return Swaps - Short Contracts	USD	1	1,824
Interest Rates
Interest Rate Swaps	USD	530	16,417
Interest Rate Swaptions	JPY/USD	1,524	75,890
Treasury Futures - Short Contracts	USD	798	59,700
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	BRL/CAD/EUR/GBP	2,085	168,099
Foreign Currency Options - Purchased	CNH/SAR	558	239,580
Total Derivative Assets		$27,995	$828,323

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$3,192	$59,562
Credit Default Swaps - Protection Sold	USD	1,597	5,872
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,069	4,366
Contracts for Differences - Short Contracts	USD/SEK	423	40,526
Total Return Swaps - Long Contracts	BRL/USD	9,380	289,360
Total Return Swaps - Short Contracts	JPY	805	5,368
Interest Rates
Bond Futures - Short Contracts	JPY	689	132,173
Interest Rate Swaps	JPY/USD	648	116,762
Treasury Futures - Short Contracts	USD	642	81,123
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	GBP/JPY/SAR	694	85,018
Total Derivative Liabilities (free standing)		$19,139	$820,130

Embedded derivative liabilities in reinsurance contracts (3)	USD	$3,727	$20,000
Embedded derivative liabilities in deposit contracts (4)	USD	6,090	75,000
Total Derivative Liabilities (embedded)		$9,817	$95,000

(1)
AUD = Australian Dollar, BRL = Brazilian Real; CAD = Canadian Dollar,  CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound, JPY = Japanese Yen, SAR = Saudi Arabian Riyal, SEK = Swedish Krone, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of June 30, 2015, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheet.

(4)	The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.

	As of December 31, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$269	$25,168
Credit
Credit Default Swaps - Protection Purchased	USD	9,456	89,772
Credit Default Swaps - Protection Sold	USD	205	2,084
Equity Price
Contracts for Differences - Long Contracts	USD	263	3,080
Contracts for Differences - Short Contracts	AUD/EUR	186	6,428
Total Return Swaps - Long Contracts	USD	43	1,874
Total Return Swaps - Short Contracts	USD	34	9,763
Interest Rates
Commodity Futures - Short Contracts	USD	78	186,280
Foreign Currency Exchange Rates
Foreign Currency Forward	CAD/EUR/GBP/JPY	4,241	228,416
Foreign Currency Options - Purchased	EUR/JPY/KRW/SAR	6,355	283,439
Total Derivative Assets		$21,130	$836,304

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$285	$12,012
Credit
Credit Default Swaps - Protection Purchased	USD	3,230	49,465
Credit Default Swaps - Protection Sold	USD	1,319	5,142
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,404	48,152
Contracts for Differences - Short Contracts	AUD/NOK	130	3,070
Total Return Swaps - Long Contracts	USD	590	11,233
Interest Rates
Commodity Futures - Short Contracts	USD	220	467,956
Treasury Futures - Short Contracts	USD	280	10,119
Foreign Currency Exchange Rates
Foreign Currency Options - Sold	EUR/JPY/KRW	3,527	144,257
Catastrophe Risk derivatives	USD	30	6,000
Total Derivative Liabilities (free standing)		$11,015	$757,406

Embedded derivative liabilities in reinsurance contracts (3)	USD	$2,769	$15,000
Embedded derivative liabilities in deposit contracts (4)	USD	6,520	75,000
Total Derivative Liabilities (embedded)		$9,289	$90,000

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

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three months ended June 30, 2015 and 2014. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income.

	Three months ended
	June 30, 2015		June 30, 2014
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit	($ in thousands)
Credit Default Swaps - Protection Purchased	$(959)	$763	$(1,511)	$(615)
Credit Default Swaps - Protection Sold	42	300	104	323
Equity Price
Contracts for Differences - Long Contracts	(544)	3,013	4,760	(4,566)
Contracts for Differences - Short Contracts	932	2,591	(518)	(228)
Total Return Swaps - Long Contracts	1,547	(8,804)	5,101	(408)
Total Return Swaps - Short Contracts	(454)	(1,274)	337	(264)
Index
Index Futures - Long Contracts	565	(243)	—	—
Index Futures - Short Contracts	—	—	(193)	(369)
Interest Rates
Bond Futures - Short Contracts	—	(689)	(224)	(184)
Interest Rate Swaps	—	530	167	56
Interest Rate Swaptions	(551)	708	(1)	(657)
Treasury Futures - Short Contracts	506	229	(385)	(2)
Foreign Currency Exchange Rates
Foreign Currency Forward	(8,311)	4,729	(315)	(1,625)
Foreign Currency Options - Purchased	463	(2,641)	(474)	(305)
Foreign Currency Options - Sold	1,021	(371)	—	214
Reinsurance contract derivatives	30	—	—	—
	$(5,713)	$(1,159)	$6,848	$(8,630)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(40)	$—	$(43)
Embedded derivatives in deposit contracts	—	610	—	(139)
Total Derivative Liabilities (embedded)	$—	$570	$—	$(182)

	Six months ended
	June 30, 2015		June 30, 2014
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Short Contracts	$(201)	$143	$—	$—
Commodity Future Options - Purchased	(286)	285	(271)	(5)
Commodity Future Options - Sold	272	(269)	316	(168)
Credit
Credit Default Swaps - Protection Purchased	(615)	405	(2,314)	(3,521)
Credit Default Swaps - Protection Sold	1,695	(1,360)	185	204
Equity Price
Contracts for Differences - Long Contracts	(847)	4,456	5,036	(7,135)
Contracts for Differences - Short Contracts	(1,937)	1,420	(2,338)	51
Total Return Swaps - Long Contracts	(618)	(6,308)	9,791	332
Total Return Swaps - Short Contracts	(51)	(838)	524	(497)
Index
Index Futures - Long Contracts	1,144	—	—	—
Index Futures - Short Contracts	—	—	(332)	72
Interest Rates
Bond Futures - Short Contracts	—	(689)	(544)	(354)
Interest Rate Swaps	—	530	(457)	349
Interest Rate Swaptions	(551)	559	529	(1,576)
Treasury Futures - Short Contracts	61	435	(641)	(129)
Foreign Currency Exchange Rates
Foreign Currency Forward	17,415	(2,850)	219	(2,540)
Foreign Currency Options - Purchased	948	(3,309)	(1,740)	(2,152)
Foreign Currency Options - Sold	992	132	686	385
Reinsurance contract derivatives	30	—	—	—
	$17,451	$(7,258)	$8,649	$(16,684)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$(5)	$(155)	$—	$(106)
Embedded derivatives in deposit contracts	—	430	—	(219)
Total Derivative Liabilities (embedded)	$(5)	$275	$—	$(325)
*Unrealized gain (loss) relates to derivatives still held at reporting date.

The Company’s derivative contracts are generally subject to the International Swaps and Derivatives Association (“ISDA”) Master Agreements or other similar agreements that contain provisions setting forth events of default and/or termination events (“credit-risk-related contingent features”), including but not limited to provisions setting forth maximum permissible declines in the Company’s net asset value. Upon the occurrence of a termination event with respect to an ISDA Agreement, the Company’s counterparty could elect to terminate the derivative contracts governed by such agreement, resulting in the realization of any net gains or losses with respect to such derivative contracts and the return of collateral held by such party. During the three months ended June 30, 2015, no termination events were triggered under the ISDA Master Agreements. As of June 30, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $3.0 million (December 31, 2014 - $1.9 million) for which the Company posted $110.5 million (December 31, 2014 - $27.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $1.9 million) in cash from certain counterparties as of June 30, 2015. If the credit-risk-related contingent features underlying these instruments had been triggered as of June 30, 2015 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
As of June 30, 2015 and December 31, 2014, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2015 Counterparty	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$2,040	$1,988	$—	$52
Counterparty 2	1,764	1,501	—	263
Counterparty 3	11,486	6,849	—	4,637
Counterparty 4	3,678	1,575	—	2,103
Counterparty 5	4,285	4,167	—	118
Counterparty 6	7,116	5,363	1,581	172
Counterparty 7	330	288	—	42
Counterparty 8	1,697	1,697	—	—
Counterparty 9	1,762	1,173	—	589
Counterparty 11	554	69	—	485
Total	$34,712	$24,670	$1,581	$8,461

Securities purchased under an agreement to sell
Counterparty 4	$17,963	$17,814	$—	$149
Total	$17,963	$17,814	$—	$149

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2015 Counterparty	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,494	$1,988	$506	$—
Counterparty 2	1,585	1,501	84	—
Counterparty 3	6,849	6,849	—	—
Counterparty 4	1,700	1,575	125	—
Counterparty 5	4,771	4,167	604	—
Counterparty 6	5,363	5,363	—	—
Counterparty 7	295	288	—	7
Counterparty 8	2,726	1,697	1,029	—
Counterparty 9	1,232	1,173	59	—
Counterparty 11	69	69	—	—
Counterparty 12	598	—	598	—
Total	$27,682	$24,670	$3,005	$7

Securities sold under an agreement to repurchase
Counterparty 4	$10,992	$10,992	$—	$—
Total	$10,992	$10,992	$—	$—

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $6.7 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $8.5 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

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

8. Loss and loss adjustment expense reserves
As of June 30, 2015 and December 31, 2014, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Case loss and loss adjustment expense reserves	$65,792	$64,343
Incurred but not reported loss and loss adjustment expense reserves	244,708	210,777
Deferred gains on retroactive reinsurance contracts	2,445	2,242
	$312,945	$277,362
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$277,362	$134,331
Less: loss and loss adjustment expenses recoverable, beginning of period	(814)	(9,277)
Net reserves for loss and loss adjustment expenses, beginning of period	276,548	125,054
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	162,313	88,059
Prior years	(4,717)	2,609
Amortization of deferred gains on retroactive reinsurance contracts	203	—
Total incurred loss and loss adjustment expenses	157,799	90,668
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	22,784	22,141
Prior years	98,636	19,228
Total net paid losses	121,420	41,369
Foreign currency translation	(166)	—
Net reserve for loss and loss adjustment expenses, end of period	312,761	174,353
Plus: loss and loss adjustment expenses recoverable, end of period	184	10,274
Gross reserve for loss and loss adjustment expenses, end of period	$312,945	$184,627

Changes in our loss and loss adjustment expense reserves result from both re-estimating loss reserves as well as changes in premium estimates.  Furthermore, many of our contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs that vary inversely with loss experience. In some instances, the Company can have loss reserve development on contracts where there is no sliding scale or profit commission or where the loss ratio falls outside of the loss ratio range to which the sliding scale or profit commission applies.
The $4.7 million decrease in prior years’ reserves for the six months ended June 30, 2015 includes $7.0 million of favorable reserve development related to re-estimating loss reserves and $2.3 million of adverse development resulting from increases in premium estimates on certain contracts. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The net $7.0 million of favorable reserve development related to re-estimating loss reserves also resulted in net increases of $10.0 million in acquisition costs. The $3.0 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree.

•
The $2.3 million of adverse development related to the increase in premium estimates on certain contracts was accompanied by a $2.0 million increase in acquisition costs, for a total of $4.3 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in earned premium related to the increase in premium estimates was $4.3 million, resulting in minimal impact to net underwriting loss for the six months ended June 30, 2015.

•
In total, loss reserve development related to re-estimating loss reserves and increases in premium estimates for prior years resulted in an increase in net underwriting loss of $3.0 million for the six months ended June 30, 2015.

The $2.6 million increase in prior years’ reserves for the six months ended June 30, 2014 reflects $1.1 million of net adverse loss development, primarily related to one crop contract, and additional reserves for loss and loss adjustment expenses of $1.5 million resulting from premium increases on certain other contracts. The change in loss and loss adjustment expense reserves related to premium estimate changes were accompanied by similar changes in the premium earned for those contracts, resulting in minimal impact to net underwriting loss for that period.
The net paid losses of $121.4 million for the six months ended June 30, 2015 included $63.5 million of paid losses related to two contracts that were commuted in the period compared to $nil for the six months ended June 30, 2014.
9. Management, performance and founders fees
The Company, Third Point Re and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, Third Point Advisors LLC receives an annual performance fee allocation equal to 20% of the net investment income of the Company’s share of the investment assets managed by Third Point LLC, subject to a loss carry forward provision. Additionally, a total management fee equal to 2% annually of the Company’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and various founding investors (“Founders”) of the Company. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.
Investment fee expenses related to the Investment Agreements, which are included in net investment income in the condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Management fees - Third Point LLC	$1,633	$1,240	$3,108	$2,428
Management fees - Founders	9,259	7,025	17,615	13,760
Performance fees - Third Point Advisors LLC	9,215	9,706	25,059	22,002
	$20,107	$17,971	$45,782	$38,190
As of June 30, 2015, $25.1 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2014, $19.9 million related to the performance fee payable to Third Point Advisors LLC was included in non-controlling interests. Since the performance fee allocation is based on annual performance, the performance fees are included in total liabilities until the performance fee is determined at year end and allocated to Third Point Advisors LLC’s capital account, in accordance with the Investment Agreements.

10. Deposit contracts
The Company’s deposit liability contracts each contain a fixed interest crediting rate. Certain deposit contracts also contain a variable interest crediting feature based on actual investment returns realized by the Company that can increase the overall effective interest crediting rate on those contracts. These variable interest crediting features are considered embedded derivatives. The Company includes the estimated fair value of these embedded derivatives with the host deposit liability contracts. Changes in the estimated fair value of these embedded derivatives are recorded in other expenses in the condensed consolidated statements of income.
The following table represents activity in the deposit liabilities for the six months ended June 30, 2015 and year ended December 31, 2014:

	June 30, 2015	December 31, 2014
	($ in thousands)
Balance, beginning of period	$145,430	$120,946
Consideration received	553	18,398
Net investment expense allocation and change in fair value of embedded derivatives	1,553	6,436
Payments	(375)	(350)
Balance, end of period	$147,161	$145,430

11. Senior notes payable and letter of credit facilities
Senior notes payable
As of June 30, 2015, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015.  The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of June 30, 2015, the Company had capitalized $1.7 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of June 30, 2015, the Notes had an estimated fair value of $113.3 million. The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.
Letters of credit
As of June 30, 2015, the Company had entered into the following letter of credit facilities, which automatically renew unless terminated by either party in accordance with the required notice period:

	Facility	Utilized	Collateral	Renewal Date
June 30, 2015	($ in thousands)
BNP Paribas	$50,000	$3,913	$3,913	April 2, 2016
Citibank	250,000	210,049	210,049	January 23, 2016
J.P. Morgan	50,000	41,867	42,286	August 22, 2015
Lloyds Bank	150,000	30,414	30,414	December 31, 2016 and 2018
	$500,000	$286,243	$286,662

12. Net investment income
Net investment income for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net investment income by type	($ in thousands)
Net realized gains on investments and investment derivatives	$35,319	$46,556	$88,602	$131,308
Net unrealized gains (losses) on investments and investment derivatives	11,162	11,295	47,758	(4,959)
Net gains (losses) on foreign currencies	3,959	(4,350)	489	(8,274)
Dividend and interest income	10,757	8,049	18,119	15,777
Dividends paid on securities sold, not yet purchased	(302)	(1)	(422)	(34)
Management and performance fees	(20,107)	(17,971)	(45,782)	(38,190)
Other expenses	(2,358)	(3,126)	(5,485)	(5,170)
Net investment income on investments managed by Third Point LLC	38,430	40,452	103,279	90,458
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	12	28	27	57
Net gain on catastrophe bond held by Catastrophe Reinsurer	—	5	10	5
Net gain on investment in Kiskadee Fund	139	—	183	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	30	—	30	—
	$38,611	$40,485	$103,529	$90,520

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$43,190	$22,822	$78,943	$50,645
Net investment gains on debt securities	22,025	31,783	63,898	86,975
Net investment losses on other investments	(13,525)	(3,785)	(27,000)	(4,980)
Net investment gains (losses) on investment derivatives	(6,872)	(1,782)	10,193	(8,035)
Net investment gains on securities sold, not yet purchased	12,012	15,397	26,364	15,384
Net investment income (loss) on cash, including foreign exchange gains (losses)	2,634	(4,718)	1,379	(9,173)
Net investment gains (losses) on securities purchased under an agreement to resell	638	(224)	(2,314)	(211)
Net investment gains (losses) on securities sold under an agreement to repurchase	(54)	—	261	—
Management and performance fees	(20,107)	(17,971)	(45,782)	(38,190)
Other investment expenses	(1,330)	(1,037)	(2,413)	(1,895)
	$38,611	$40,485	$103,529	$90,520

13. Other expenses
Other expenses for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Deposit liabilities investment expense	$1,352	$512	$1,983	$1,043
Reinsurance contracts investment expense	1,533	325	3,303	438
Change in fair value of embedded derivatives in deposit and reinsurance contracts	(570)	183	(270)	326
	$2,315	$1,020	$5,016	$1,807

14. Income taxes
We provide for income tax expense or benefit based upon pre-tax income reported in the condensed consolidated financial statements and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
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
The Company is also subject to uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of June 30, 2015, the Company has accrued $2.0 million for uncertain tax positions.

For the three and six months ended June 30, 2015 and 2014, the Company recorded income tax expenses, as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Income tax - U.S. subsidiaries	$213	$—	$688	$—
Income tax - U.K. subsidiaries	3	18	6	18
Uncertain tax positions	(650)	1,400	(650)	1,400
Withholding taxes on certain investment transactions	1,142	957	1,969	957
	$708	$2,375	$2,013	$2,375

15. Share capital
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of June 30, 2015, 105,262,341 common shares were issued and outstanding. No preference shares have been issued to date.
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
As of June 30, 2015, 9,786,902 (December 31, 2014 - 10,052,579) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
Total share based compensation expense of $2.7 million for the three months ended June 30, 2015 (2014 - $2.2 million) was included in general and administrative expenses. Total share based compensation expense of $5.8 million for the six months ended June 30, 2015 (2014 - $4.5 million) was included in general and administrative expenses.
As of June 30, 2015, the Company had $19.3 million (December 31, 2014 - $20.0 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.5 years (December 31, 2014 - 1.6 years).

Management and director options
The management and director options activity for the six months ended June 30, 2015 and year ended December 31, 2014 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2014	10,981,075	$13.23
Granted - employees	348,836	18.25
Forfeited	(279,070)	13.20
Exercised	(60,000)	10.00
Balances as of December 31, 2014	10,990,841	13.41
Forfeited	(306,976)	14.36
Exercised	(216,279)	10.00
Balances as of June 30, 2015	10,467,586	$13.45
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no options granted in the six months ended June 30, 2015. As of June 30, 2015, the weighted average remaining contractual term for options outstanding was 6.5 years (December 31, 2014 - 7.1 years).
The following table summarizes information about the Company’s management and director share options outstanding as of June 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00-$10.89	6,005,392	$10.03	6.46	3,591,437	$10.02
$15.05-$16.89	2,265,981	15.94	6.56	1,293,889	15.99
$20.00-$25.05	2,196,213	20.22	6.50	1,279,935	20.09
	10,467,586	$13.45	6.49	6,165,261	$13.36
For the three months ended June 30, 2015, the Company recorded $1.5 million (2014 - $1.7 million) of share compensation expense related to share options. For the six months ended June 30, 2015, the Company recorded $3.1 million (2014 - $3.4 million) of share compensation expense related to share options.
The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2015 was $28.3 million and $17.0 million, respectively (December 31, 2014 - $28.4 million and $14.0 million, respectively).
Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the restricted shares with only a service condition for the six months ended June 30, 2015 and year ended December 31, 2014 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2014	657,156	$10.30
Granted	49,684	15.39
Forfeited	(17,800)	10.00
Vested	(72,926)	15.56
Balance as of December 31, 2014	616,114	10.10
Granted	118,120	13.06
Forfeited	(7,267)	13.76
Vested	(386,500)	10.02
Balance as of June 30, 2015	340,467	$11.89
For the three months ended June 30, 2015, the Company issued 46,691 restricted shares to directors (2014 - nil) and nil to employees (2014 - 6,489). For the six months ended June 30, 2015, the Company issued 71,429 restricted shares to employees (2014 - 9,614) and 46,691 restricted shares to directors (2014 - nil). The restricted shares issued to employees in 2014 and 2015 will vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. The restricted shares issued to directors in 2014 vested on December 31, 2014 and those issued in 2015 will vest on December 31, 2015.
For the three months ended June 30, 2015, the Company recorded $0.4 million (2014 - $0.5 million) of share compensation expense related to restricted share awards. For the six months ended June 30, 2015, the Company recorded $1.2 million (2014 - $1.1 million) of share compensation expense related to restricted share awards.
Restricted shares with performance condition
In December 2014 and February 2015, the Company granted performance-based restricted shares to employees pursuant to the Omnibus Plan. Performance based restricted shares vest based on continued service and the achievement of certain financial performance measures over a three-year performance measurement period. The number of performance-based restricted shares that will be retained upon vesting will vary based on the level of achievement of the performance goals. The vesting date for these awards are March 1, 2017 and March 1, 2018, respectively. The formula for determining the amount of shares that will vest is based on underwriting performance of the property and casualty reinsurance segment including underwriting income and the amount of float generated, as defined in the relevant award agreements.
Restricted share award activity for the restricted share with a service and performance condition for the six months ended June 30, 2015 and year ended December 31, 2014 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2014	—	—	$—
Granted	459,746	306,496	14.60
Balance as of December 31, 2014	459,746	306,496	14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Balance as of June 30, 2015	921,553	614,362	$14.28

For the three and six months ended June 30, 2015, the Company recorded $0.8 million and $1.5 million, respectively. of share compensation expense related to the performance-based restricted shares (2014 - $nil for prior year periods).

17. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	($ in thousands)
Catastrophe Fund	$13,283	$60,153
Catastrophe Fund Manager	—	(259)
Joint Venture - Third Point Advisors LLC share	16,317	40,241
	$29,600	$100,135

Income (loss) attributable to non-controlling interests for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Catastrophe Fund	$64	$369	$16	$619
Catastrophe Fund Manager	(1)	(31)	(33)	(90)
Joint Venture - Third Point Advisors LLC share	432	669	1,075	1,494
	$495	$1,007	$1,058	$2,023
As of June 30, 2015, the following entities were consolidated in accordance with the Financial Accounting Standards Board’s consolidations voting model (ASC 810):

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of June 30, 2015, Third Point Re’s investment in the Catastrophe Fund was $13.2 million (December 31, 2014 - $59.5 million), representing approximately 49.7% (December 31, 2014 - 49.7%) of the Catastrophe Fund’s issued, non-voting, participating share capital.
During the six months ended June 30, 2015, the Catastrophe Fund distributed $93.2 million (Third Point Re’s share - $46.3 million) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $46.9 million for the six months ended June 30, 2015.

b)	Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”)
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

c)	Investment in Joint Venture
As of June 30, 2015, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities in accordance with U.S. GAAP. Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded Third Point Advisors LLC’s minority interests as a non-controlling interest in the condensed consolidated statements of shareholders’ equity.
For the six months ended June 30, 2015, a net distribution of $25.0 million (2014 - $51.0 million) was made to Third Point Advisors LLC and reduced the amount of the non-controlling interest.
As of June 30, 2015, the following entities were not consolidated as per ASC 810: Consolidation:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of June 30, 2015, Third Point Re held a 10.3% (December 31, 2014 - 9.8%) interest in the Cayman Holdco. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income.
As of June 30, 2015, the estimated fair value of the investment in the limited partnership was $8.3 million (December 31, 2014 - $55.8 million).  The Cayman HoldCo made net distributions of $42.2 million to Third Point Re during the period ended June 30, 2015 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $11.4 million (December 31, 2014 - $11.4 million) in the Hellenic Fund, of which $0.7 million (2014 - $0.1 million) was called and $0.3 million (2014 - $0.4 million) was distributed during the six months ended June 30, 2015.
As of June 30, 2015, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $6.2 million (December 31, 2014 - $6.3 million), representing a 3.0% interest (December 31, 2014 - 3.0%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income.
The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings per share
The following sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	103,927,761	103,264,616	103,837,545	103,264,616
Dilutive effect of options	1,341,209	1,490,091	1,223,680	1,520,726
Dilutive effect of warrants	1,427,904	1,679,174	1,364,122	1,720,373
Diluted number of common shares outstanding	106,696,874	106,433,881	106,425,347	106,505,715
Basic net income per common share:
Net income	$15,662	$31,292	$66,132	$71,071
Income allocated to participating shares	(50)	(200)	(223)	(452)
Net income available to common shareholders	$15,612	$31,092	$65,909	$70,619
Basic net income per common share	$0.15	$0.30	$0.63	$0.68
Diluted net income per common share
Net income	$15,662	$31,292	$66,132	$71,071
Income allocated to participating securities	(49)	(194)	(218)	(439)
Net income available to common shareholders	$15,613	$31,098	$65,914	$70,632
Diluted net income per common share	$0.15	$0.29	$0.62	$0.66
For the three months ended June 30, 2015 and 2014, anti-dilutive options, warrants and restricted shares with service and performance conditions of 4,874,969 and 4,531,962, respectively, were excluded from the computation of diluted earnings per share.
For the six months ended June 30, 2015 and 2014, anti-dilutive options, warrants and restricted shares with service and performance conditions of 4,869,394 and 4,489,327, respectively, were excluded from the computation of diluted earnings per share.
19. Related party transaction
In addition to the transactions disclosed in Note 4, 9 and 17 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of June 30, 2015, Loan LLC held $52.3 million (December 31, 2014 - $33.4 million) of Third Point Re’s investments, which are included in investments in securities, commodities, and derivative contracts in the condensed consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of Loan LLC and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income.

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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of June 30, 2015, the investment portfolio had a maximum payout amount of approximately $851.8 million (December 31, 2014 - $666.9 million) relating to written put option contracts with expiration ranging from one month to seven months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of June 30, 2015 was $17.8 million (December 31, 2014 - $4.5 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of June 30, 2015, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of June 30, 2015 and December 31, 2014:

June 30, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,942	$2,942	$—	$1,414	$(1,414)
Single name (251-500)	2,929	1,956	4,885	279	183	96
	$2,929	$4,898	$7,827	$279	$1,597	$(1,318)

December 31, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$5,142	$5,142	$—	$1,319	$(1,319)
Single name (251-500)	—	2,084	2,084	205	—	205
	$—	$7,226	$7,226	$205	$1,319	$(1,114)

(1)	As of June 30, 2015 and December 31, 2014, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of June 30, 2015. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint

Venture has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognised in the condensed consolidated balance sheets. As of June 30, 2015, the Company’s maximum counterparty credit risk exposure was $8.5 million (December 31, 2014 - $9.7 million).
21. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of June 30, 2015, the Company had one unfunded capital commitment of $3.5 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
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

The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$184,191	$151	$—	$184,342
Gross premiums ceded	(1,425)	—	—	(1,425)
Net premiums written	182,766	151	—	182,917
Change in net unearned premium reserves	(62,384)	45	—	(62,339)
Net premiums earned	120,382	196	—	120,578
Expenses
Loss and loss adjustment expenses incurred, net	76,053	—	—	76,053
Acquisition costs, net	47,475	23	—	47,498
General and administrative expenses	6,242	198	7,827	14,267
Total expenses	129,770	221	7,827	137,818
Net underwriting loss	(9,388)	n/a	n/a	n/a
Net investment income	9,790	43	28,778	38,611
Other expenses	(2,315)	—	—	(2,315)
Interest expense	—	—	(2,052)	(2,052)
Foreign exchange loss	—	—	(139)	(139)
Income tax expense	—	—	(708)	(708)
Segment income including non-controlling interests	(1,913)	18	18,052	16,157
Segment income attributable to non-controlling interests	—	(64)	(431)	(495)
Segment income (loss)	$(1,913)	$(46)	$17,621	$15,662

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	63.2%
Acquisition cost ratio	39.4%
Composite ratio	102.6%
General and administrative expense ratio	5.2%
Combined ratio	107.8%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended June 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$397,574	$102	$—	$397,676
Gross premiums ceded	(1,477)	—	—	(1,477)
Net premiums written	396,097	102	—	396,199
Change in net unearned premium reserves	(136,598)	52	—	(136,546)
Net premiums earned	259,499	154	—	259,653
Expenses
Loss and loss adjustment expenses incurred, net	157,799	—	—	157,799
Acquisition costs, net	102,138	17	—	102,155
General and administrative expenses	12,809	431	12,735	25,975
Total expenses	272,746	448	12,735	285,929
Net underwriting loss	(13,247)	n/a	n/a	n/a
Net investment income	28,365	68	75,096	103,529
Other expenses	(5,016)	—	—	(5,016)
Interest expense	—	—	(3,088)	(3,088)
Foreign exchange gain	—	—	54	54
Income tax expense	—	—	(2,013)	(2,013)
Segment income (loss) including non-controlling interests	10,102	(226)	57,314	67,190
Segment (income) loss attributable to non-controlling interests	—	16	(1,074)	(1,058)
Segment income (loss)	$10,102	$(210)	$56,240	$66,132

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	60.8%
Acquisition cost ratio	39.4%
Composite ratio	100.2%
General and administrative expense ratio	4.9%
Combined ratio	105.1%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three Months Ended June 30, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$140,422	$5,086	$—	$145,508
Gross premiums ceded	—	—	—	—
Net premiums written	140,422	5,086	—	145,508
Change in net unearned premium reserves	(62,934)	(3,824)	—	(66,758)
Net premiums earned	77,488	1,262	—	78,750
Expenses
Loss and loss adjustment expenses incurred, net	44,409	—	—	44,409
Acquisition costs, net	29,507	76	—	29,583
General and administrative expenses	5,655	678	3,216	9,549
Total expenses	79,571	754	3,216	83,541
Net underwriting loss	(2,083)	n/a	n/a	n/a
Net investment income	6,282	33	34,170	40,485
Other expenses	(1,020)	—	—	(1,020)
Income tax expense	—	—	(2,375)	(2,375)
Segment income including non-controlling interests	3,179	541	28,579	32,299
Segment income attributable to non-controlling interests	—	(338)	(669)	(1,007)
Segment income	$3,179	$203	$27,910	$31,292

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	57.3%
Acquisition cost ratio	38.1%
Composite ratio	95.4%
General and administrative expense ratio	7.3%
Combined ratio	102.7%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six Months Ended June 30, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$222,564	$10,531	$—	$233,095
Gross premiums ceded	—	—	—	—
Net premiums written	222,564	10,531	—	233,095
Change in net unearned premium reserves	(72,775)	(8,308)	—	(81,083)
Net premiums earned	149,789	2,223	—	152,012
Expenses
Loss and loss adjustment expenses incurred, net	90,668	—	—	90,668
Acquisition costs, net	54,906	108	—	55,014
General and administrative expenses	11,464	1,512	6,598	19,574
Total expenses	157,038	1,620	6,598	165,256
Net underwriting loss	(7,249)	n/a	n/a	n/a
Net investment income	13,595	62	76,863	90,520
Other expenses	(1,807)	—	—	(1,807)
Income tax expense	—	—	(2,375)	(2,375)
Segment income including non-controlling interests	4,539	665	67,890	73,094
Segment income attributable to non-controlling interests	—	(529)	(1,494)	(2,023)
Segment income	$4,539	$136	$66,396	$71,071

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	60.5%
Acquisition cost ratio	36.7%
Composite ratio	97.2%
General and administrative expense ratio	7.7%
Combined ratio	104.9%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three and six months ended June 30, 2015 and 2014 as a percentage of total gross premiums written in the relevant period:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Contract 1	18.9%	20.5%	23.5%	20.0%
Contract 2	—%	11.6%	—%	12.8%
Contract 3	—%	10.0%	—%	—%
Total for contracts contributing greater than 10% each	18.9%	42.1%	23.5%	32.8%
Total for contracts contributing less than 10% each	81.1%	57.9%	76.5%	67.2%
	100.0%	100.0%	100.0%	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and six months ended June 30, 2015 and 2014:

	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	($ in thousands)
Property	$27,535	14.9%	$74,505	51.2%	$48,991	12.3%	$81,386	34.9%
Casualty	149,157	80.9%	65,343	44.9%	159,009	40.0%	115,766	49.7%
Specialty	7,499	4.1%	574	0.4%	189,574	47.7%	25,412	10.9%
Total property and casualty reinsurance	184,191	99.9%	140,422	96.5%	397,574	100.0%	222,564	95.5%
Catastrophe risk management	151	0.1%	5,086	3.5%	102	—%	10,531	4.5%
	$184,342	100.0%	$145,508	100.0%	$397,676	100.0%	$233,095	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and six months ended June 30, 2015 and 2014:

	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	($ in thousands)
Prospective	$184,342	100.0%	$144,934	99.6%	$381,166	95.8%	$230,419	98.9%
Retroactive (1)	—	—%	574	0.4%	16,510	4.2%	2,676	1.1%
	$184,342	100.0%	$145,508	100.0%	$397,676	100.0%	$233,095	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table provides a breakdown of the Company’s gross premiums written by source for the six months ended June 30, 2015 and 2014:

	2015		2014
	($ in thousands)
JLT Re	$127,237	32.0%	$—	—%
Aon Benfield - a division of Aon plc	90,299	22.7%	16,793	7.2%
Willis Re	56,781	14.3%	57,047	24.5%
Stonehill Reinsurance Partners, LLC	34,875	8.8%	46,659	20.0%
Advocate Reinsurance Partners, LLC	25,916	6.5%	53,004	22.7%
Guy Carpenter & Company, LLC	7,986	2.0%	15,074	6.5%
TigerRisk Partners LLC	7,590	1.9%	14,496	6.2%
Other	46,992	11.8%	30,022	12.9%
	$397,676	100.0%	$233,095	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and six months ended June 30, 2015 and 2014:

	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	($ in thousands)
United States	$170,298	92.4%	$144,657	99.4%	$189,974	47.8%	$202,734	87.0%
Bermuda	14,044	7.6%	276	0.2%	43,942	11.0%	4,948	2.1%
United Kingdom	—	—%	575	0.4%	163,760	41.2%	25,413	10.9%
	$184,342	100.0%	$145,508	100.0%	$397,676	100.0%	$233,095	100.0%

23. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the Company’s condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 and the condensed consolidating statements of income and cash flows for the three and six months ended June 30, 2015 and 2014.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,332,489	$—	$1,332,489
Debt securities	—	—	801,725	—	801,725
Other investments	—	—	72,699	—	72,699
Total investments in securities and commodities	—	—	2,206,913	—	2,206,913
Cash and cash equivalents	1,563	2,854	42,383	—	46,800
Restricted cash and cash equivalents		—	589,231	—	589,231
Investment in subsidiaries	1,528,782	273,020	158,828	(1,960,630)	—
Due from brokers	—	—	263,440	—	263,440
Securities purchased under an agreement to sell	—	—	17,963	—	17,963
Derivative assets, at fair value	—	—	27,995	—	27,995
Interest and dividends receivable	—	—	5,508	—	5,508
Reinsurance balances receivable	—	—	291,226	—	291,226
Deferred acquisition costs, net	—	—	180,452	—	180,452
Unearned premiums ceded	—	—	1,226	—	1,226
Loss and loss adjustment expenses recoverable	—	—	184	—	184
Amounts due from (to) affiliates	(246)	1,105	(859)	—	—
Other assets	121	—	5,802	—	5,923
Total assets	$1,530,220	$276,979	$3,790,292	$(1,960,630)	$3,636,861
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$4,216	$873	$7,267	$—	$12,356
Reinsurance balances payable	—	—	32,662	—	32,662
Deposit liabilities	—	—	147,161	—	147,161
Unearned premium reserves	—	—	571,580	—	571,580
Loss and loss adjustment expense reserves	—	—	312,945	—	312,945
Securities sold, not yet purchased, at fair value	—	—	151,115	—	151,115
Securities sold under an agreement to repurchase	—	—	10,992		10,992
Due to brokers	—	—	681,280	—	681,280
Derivative liabilities, at fair value	—	—	19,139	—	19,139
Performance fee payable to related party	—	—	25,059	—	25,059
Interest and dividends payable	—	3,022	656	—	3,678
Senior notes payable, net of deferred costs	—	113,290	—	—	113,290
Total liabilities	4,216	117,185	1,959,856	—	2,081,257
Shareholders’ equity
Common shares	10,526	—	1,250	(1,250)	10,526
Additional paid-in capital	1,073,369	158,828	1,504,090	(1,662,918)	1,073,369
Retained earnings	442,109	966	295,496	(296,462)	442,109
Shareholders’ equity attributable to shareholders	1,526,004	159,794	1,800,836	(1,960,630)	1,526,004
Non-controlling interests	—	—	29,600	—	29,600
Total shareholders’ equity	1,526,004	159,794	1,830,436	(1,960,630)	1,555,604
Total liabilities and shareholders’ equity	$1,530,220	$276,979	$3,790,292	$(1,960,630)	$3,636,861

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,177,796	$—	$1,177,796
Debt securities	—	—	569,648	—	569,648
Other investments	—	—	83,394	—	83,394
Total investments in securities and commodities	—	—	1,830,838	—	1,830,838
Cash and cash equivalents	140	—	28,594	—	28,734
Restricted cash and cash equivalents	—	—	417,307	—	417,307
Investment in subsidiaries	1,451,060	—	—	(1,451,060)	—
Due from brokers	—	—	58,241	—	58,241
Securities purchased under an agreement to sell	—	—	29,852	—	29,852
Derivative assets, at fair value	—	—	21,130	—	21,130
Interest and dividends receivable	—	—	2,602	—	2,602
Reinsurance balances receivable	—	—	303,649	—	303,649
Deferred acquisition costs, net	—	—	155,901	—	155,901
Loss and loss adjustment expenses recoverable	—	—	814	—	814
Other assets	600	666	2,246	—	3,512
Amounts due from (to) affiliates	1,339	(403)	(936)	—	—
Total assets	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,226	$518	$8,341	$—	$10,085
Reinsurance balances payable	—	—	27,040	—	27,040
Deposit liabilities	—	—	145,430	—	145,430
Unearned premium reserves	—	—	433,809	—	433,809
Loss and loss adjustment expense reserves	—	—	277,362	—	277,362
Securities sold, not yet purchased, at fair value	—	—	82,485	—	82,485
Due to brokers	—	—	312,609	—	312,609
Derivative liabilities, at fair value	—	—	11,015	—	11,015
Interest and dividends payable	—	—	697	—	697
Total liabilities	1,226	518	1,298,788	—	1,300,532
Shareholders’ equity
Common shares	10,447	—	1,251	(1,251)	10,447
Additional paid-in capital	1,065,489	—	1,072,671	(1,072,671)	1,065,489
Retained earnings	375,977	(255)	377,393	(377,138)	375,977
Shareholders’ equity attributable to shareholders	1,451,913	(255)	1,451,315	(1,451,060)	1,451,913
Non-controlling interests	—	—	100,135	—	100,135
Total shareholders’ equity	1,451,913	(255)	1,551,450	(1,451,060)	1,552,048
Total liabilities and shareholders’ equity	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended June 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$184,342	$—	$184,342
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	182,917	—	182,917
Change in net unearned premium reserves	—	—	(62,339)	—	(62,339)
Net premiums earned	—	—	120,578	—	120,578
Net investment income	—	—	38,611	—	38,611
Equity in earnings of subsidiaries	20,385	2,774	25	(23,184)	—
Total revenues	20,385	2,774	159,214	(23,184)	159,189
Expenses
Loss and loss adjustment expenses incurred, net	—	—	76,053	—	76,053
Acquisition costs, net	—	—	47,498	—	47,498
General and administrative expenses	4,723	135	9,409	—	14,267
Other expenses	—	—	2,315	—	2,315
Interest expense	—	2,052	—	—	2,052
Foreign exchange losses	—	—	139	—	139
Total expenses	4,723	2,187	135,414	—	142,324
Income before income tax expense	15,662	587	23,800	(23,184)	16,865
Income tax expense	—	(213)	(495)	—	(708)
Income including non-controlling interests	15,662	374	23,305	(23,184)	16,157
Income attributable to non-controlling interests	—	—	(495)	—	(495)
Net income	$15,662	$374	$22,810	$(23,184)	$15,662

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six months ended June 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$397,676	$—	$397,676
Gross premiums ceded	—	—	(1,477)	—	(1,477)
Net premiums written	—	—	396,199	—	396,199
Change in net unearned premium reserves	—	—	(136,546)	—	(136,546)
Net premiums earned	—	—	259,653	—	259,653
Net investment income	—		103,529	—	103,529
Equity in earnings of subsidiaries	72,107	5,217	—	(77,324)	—
Total revenues	72,107	5,217	363,182	(77,324)	363,182
Expenses
Loss and loss adjustment expenses incurred, net	—	—	157,799	—	157,799
Acquisition costs, net	—	—	102,155	—	102,155
General and administrative expenses	5,975	220	19,780	—	25,975
Other expenses	—	—	5,016	—	5,016
Interest expense	—	3,088	—	—	3,088
Foreign exchange gains	—	—	(54)	—	(54)
Total expenses	5,975	3,308	284,696	—	293,979
Income before income tax expense	66,132	1,909	78,486	(77,324)	69,203
Income tax expense	—	(688)	(1,325)	—	(2,013)
Income including non-controlling interests	66,132	1,221	77,161	(77,324)	67,190
Income attributable to non-controlling interests	—	—	(1,058)	—	(1,058)
Net income	$66,132	$1,221	$76,103	$(77,324)	$66,132

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended June 30, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$145,508	$—	$145,508
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	145,508	—	145,508
Change in net unearned premium reserves	—	—	(66,758)	—	(66,758)
Net premiums earned	—	—	78,750	—	78,750
Net investment income	—	—	40,485	—	40,485
Equity in earnings of subsidiaries	32,287	—	—	(32,287)	—
Total revenues	32,287	—	119,235	(32,287)	119,235
Expenses
Loss and loss adjustment expenses incurred, net	—	—	44,409	—	44,409
Acquisition costs, net	—	—	29,583	—	29,583
General and administrative expenses	995	—	8,554	—	9,549
Other expenses	—	—	1,020	—	1,020
Total expenses	995	—	83,566	—	84,561
Income before income tax expense	31,292	—	35,669	(32,287)	34,674
Income tax expense	—	—	(2,375)	—	(2,375)
Income including non-controlling interests	31,292	—	33,294	(32,287)	32,299
Income attributable to non-controlling interests	—	—	(1,007)	—	(1,007)
Net income	$31,292	$—	$32,287	$(32,287)	$31,292

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six months ended June 30, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$233,095	$—	$233,095
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	233,095	—	233,095
Change in net unearned premium reserves	—	—	(81,083)	—	(81,083)
Net premiums earned	—	—	152,012	—	152,012
Net investment income	—	—	90,520	—	90,520
Equity in earnings of subsidiaries	73,294	—	—	(73,294)	—
Total revenues	73,294	—	242,532	(73,294)	242,532
Expenses
Loss and loss adjustment expenses incurred, net	—	—	90,668	—	90,668
Acquisition costs, net	—	—	55,014	—	55,014
General and administrative expenses	2,223	—	17,351	—	19,574
Other expenses	—	—	1,807	—	1,807
Total expenses	2,223	—	164,840	—	167,063
Income before income tax expense	71,071	—	77,692	(73,294)	75,469
Income tax expense	—	—	(2,375)	—	(2,375)
Income including non-controlling interests	71,071	—	75,317	(73,294)	73,094
Income attributable to non-controlling interests	—	—	(2,023)	—	(2,023)
Net income	$71,071	$—	$73,294	$(73,294)	$71,071

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$66,132	$1,221	$77,161	$(77,324)	$67,190
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(72,107)	(5,217)	—	77,324	—
Share compensation expense	182	—	5,616	—	5,798
Interest expense on deposit liabilities	—	—	1,983	—	1,983
Net unrealized gain on investments and derivatives	—	—	(48,211)	—	(48,211)
Net realized gain on investments and derivatives	—	—	(88,632)	—	(88,632)
Foreign exchange gains included in net income	—	—	(54)	—	(54)
Amortization of premium and accretion of discount, net	—	66	1,210	—	1,276
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	12,311	—	12,311
Deferred acquisition costs, net	—	—	(24,551)	—	(24,551)
Unearned premiums ceded	—	—	(1,226)	—	(1,226)
Loss and loss adjustment expenses recoverable	—	—	630	—	630
Other assets	479	666	(3,556)	—	(2,411)
Interest and dividends receivable, net	—	3,022	(2,947)	—	75
Unearned premium reserves	—	—	137,771	—	137,771
Loss and loss adjustment expense reserves	—	—	35,749	—	35,749
Accounts payable and accrued expenses	2,990	355	(1,074)	—	2,271
Reinsurance balances payable	—	—	5,462	—	5,462
Performance fees payable to related party	—	—	25,059	—	25,059
Amounts due from (to) affiliates	1,586	(1,508)	(78)	—	—
Net cash (used in) provided by operating activities	(738)	(1,395)	132,623	—	130,490
Investing activities
Purchases of investments	—	—	(1,669,124)	—	(1,669,124)
Proceeds from sales of investments	—	—	1,405,097	—	1,405,097
Purchases of investments to cover short sales	—	—	(184,966)	—	(184,966)
Proceeds from short sales of investments	—	—	278,170	—	278,170
Change in due to/from brokers, net	—	—	163,472	—	163,472
Decrease in securities purchased under an agreement to sell	—	—	11,889	—	11,889
Increase in securities sold under an agreement to repurchase	—	—	10,992	—	10,992
Change in restricted cash and cash equivalents	—	—	(171,924)	—	(171,924)
Contributed capital to subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent and/or subsidiaries	—	158,000	267,000	(425,000)	—
Net cash (used in) provided by investing activities	(158,000)	(108,975)	110,581	—	(156,394)
Financing activities
Proceeds from issuance of common shares, net of costs	2,161	—	—	—	2,161
Proceeds from issuance of senior notes payable	—	113,224	—	—	113,224
Increase in deposit liabilities	—	—	178	—	178
Non-controlling interest in investment affiliate, net	—	—	(24,999)	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	—	(46,886)	—	(46,886)
Non-controlling interest in Catastrophe Manager	—	—	292	—	292
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	160,161	113,224	(229,415)	—	43,970
Net (decrease) increase in cash and cash equivalents	1,423	2,854	13,789	—	18,066
Cash and cash equivalents at beginning of period	140	—	28,594	—	28,734
Cash and cash equivalents at end of period	$1,563	$2,854	$42,383	$—	$46,800

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$71,071	$—	$75,317	$(73,294)	$73,094
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(73,294)	—	—	73,294	—
Share compensation expense	235	—	4,263	—	4,498
Interest expense on deposit liabilities	—	—	1,044	—	1,044
Net unrealized gain on investments and derivatives	—	—	5,175	—	5,175
Net realized gain on investments and derivatives	—	—	(131,308)	—	(131,308)
Amortization of premium and accretion of discount, net	—	—	1,292	—	1,292
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(54,069)	—	(54,069)
Deferred acquisition costs, net	—	—	(39,667)	—	(39,667)
Loss and loss adjustment expenses recoverable	—	—	(997)	—	(997)
Other assets	598	—	(483)	—	115
Interest and dividends receivable, net	—	—	(1,064)	—	(1,064)
Unearned premium reserves	—	—	81,084	—	81,084
Loss and loss adjustment expense reserves	—	—	50,296	—	50,296
Accounts payable and accrued expenses	643	—	(4,643)	—	(4,000)
Reinsurance balances payable	—	—	17,775	—	17,775
Performance fees payable to related party	—	—	22,002	—	22,002
Amounts due from affiliates	417	—	(417)	—	—
Amounts due to affiliates	80	—	(80)	—	—
Net cash (used in) provided by operating activities	(250)	—	25,520	—	25,270
Investing activities
Purchases of investments	—	—	(1,462,226)	—	(1,462,226)
Proceeds from sales of investments	—	—	1,245,348	—	1,245,348
Purchases of investments to cover short sales	—	—	(97,112)	—	(97,112)
Proceeds from short sales of investments	—	—	101,861	—	101,861
Change in due to/from brokers, net	—	—	260,561	—	260,561
Increase in securities purchased under agreement to sell	—	—	4,297	—	4,297
Change in restricted cash and cash equivalents	—	—	(28,547)	—	(28,547)
Net cash provided by investing activities	—	—	24,182	—	24,182
Financing activities
Increase in deposit liabilities	—	—	(250)	—	(250)
Non-controlling interest in investment affiliate, net	—	—	(51,001)	—	(51,001)
Non-controlling interest in Catastrophe Fund	—	—	6,151	—	6,151
Net cash used in financing activities	—	—	(45,100)	—	(45,100)
Net (decrease) increase in cash and cash equivalents	(250)	—	4,602	—	4,352
Cash and cash equivalents at beginning of period	294	—	31,331	—	31,625
Cash and cash equivalents at end of period	$44	$—	$35,933	$—	$35,977

See note 2 for explanation of certain changes made in the presentation of the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2014 to conform to the 2015 presentation.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors”and ”Special Note Regarding Forward-Looking Statements” . Our actual results may differ materially from those contained in or implied by any forward looking statements.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	limited historical information about us;

•	operational structure currently is being developed;

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	potential inability to pay dividends;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	unavailability of capital in the future;

•	fluctuations in market price of our common shares;

•	dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	suspension or revocation of our reinsurance licenses;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Reinsurance Company Ltd. as a passive foreign investment company;

•	future strategic transactions such as acquisitions, dispositions, merger or joint ventures;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	potentially becoming subject to U.S. federal income taxation;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act; and

•	other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission.
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
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide specialty property and casualty reinsurance products to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager. We believe that our reinsurance and investment strategy differentiates us from our competitors.
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
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid on reinsurance contracts and proceeds are returned on deposit accounting contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns. Float is not a concept defined by U.S. GAAP and therefore, there are no comparable U.S. GAAP measures. Float, as a result, is considered to be a non-GAAP measure.
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
As of June 30, 2015, the Catastrophe Fund had a net asset value of $26.5 million (December 31, 2014 - $119.7 million), and our investment in the Catastrophe Fund was $13.2 million (December 31, 2014 - $59.5 million). There are no additional guarantees by us and no recourse to us beyond this investment. During the six months ended June 30, 2015, the Catastrophe Fund distributed $93.2 million (Third Point Re’s share - $46.3 million) resulting in a distribution from non-controlling interests for the Catastrophe Fund of $46.9 million for the six months ended June 30, 2015.

Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under long-term investment management contracts. We directly own the investments that are held in two separate accounts and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds.
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

The table below shows the key performance indicators for our consolidated business for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Key underwriting metrics for Property and Casualty Reinsurance segment:	(In thousands, except for per share data and ratios)
Net underwriting loss (1)	$(9,388)	$(2,083)	$(13,247)	$(7,249)
Combined ratio (1)	107.8%	102.7%	105.1%	104.9%
Key investment return metrics:
Net investment income	$38,611	$40,485	$103,529	$90,520
Net investment return on investments managed by Third Point LLC	1.7%	2.3%	4.8%	5.5%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$14.67	$14.04	$14.67	$14.04
Diluted book value per share (2) (3)	$14.12	$13.55	$14.12	$13.55
Growth in diluted book value per share (2)	1.1%	2.2%	4.2%	4.6%
Return on beginning shareholders’ equity (2)	1.0%	2.2%	4.6%	5.1%

(1)	See Note 22 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)	Book value per share, diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. See reconciliations below.

(3)	Prior year comparative represents amounts as of December 31, 2014.
Net Underwriting Loss for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting loss. We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to the underwriting activities.
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
We track excess cash flows generated by our property and casualty reinsurance operation, or float, in a separate account that allows us to also track the net investment income generated on the float. We believe that net investment income generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of incentive compensation. Net investment income on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income on float to net investment income.
Net investment income for the three and six months ended June 30, 2015 and 2014 was comprised of the following:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Net investment income on float	$9,790	6,282	$28,365	$13,595
Net investment income on capital	28,640	34,170	74,914	76,863
Net investment income on investments managed by Third Point LLC	38,430	40,452	103,279	90,458
Net investment income on cash collateral held by the Catastrophe Reinsurer	12	28	27	57
Net gain on catastrophe bond held by Catastrophe Reinsurer	—	5	10	5
Net gain on investment in Kiskadee Fund	139	—	183	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	30	—	30	—
Net investment income	$38,611	$40,485	$103,529	$90,520
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interests. The stated return is net of withholding taxes, which are presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Book Value Per Share and Diluted Book Value Per Share
Book value per share and diluted book value per share are non-GAAP financial measures. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders by the number of issued and outstanding shares at period end. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. For unvested restricted shares with a performance condition, we include the unvested restricted shares that we consider vesting to be probable. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
For the three months ended June 30, 2015, book value per share increased by $0.17 per share, or 1.2%, to $14.67 per share from $14.50 per share as of March 31, 2015. For the three months ended June 30, 2015, diluted book value per share increased by $0.15 per share, or 1.1%, to $14.12 per share from $13.97 per share as of March 31, 2015.
For the six months ended June 30, 2015, book value per share increased by 0.63 per share, or 4.5%, to $14.67 per share from $14.04 per share as of December 31, 2014. For the six months ended June 30, 2015, diluted book value per share increased by $0.57 per share, or 4.2%, to $14.12 per share from $13.55 per share as of December 31, 2014.
The increase in basic and diluted book value per share for the three and six months ended June 30, 2015 compared to March 31, 2015 and December 31, 2014 was primarily due to net income generated during the periods. The increase in diluted book value per share was lower than the increase in book value per share due to the dilution from warrants, options and restricted shares.

The following table sets forth the computation of basic and diluted book value per share as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders’ equity	$1,555,604	$1,552,048
Less: non-controlling interests	(29,600)	(100,135)
Shareholders’ equity attributable to shareholders	1,526,004	1,451,913
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	60,240	61,705
Diluted book value per share numerator:	$1,632,756	$1,560,130
Basic and diluted book value per share denominator:
Issued and outstanding shares	104,000,321	103,397,542
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	6,005,391	6,151,903
Effect of dilutive restricted shares issued to directors and employees (1)	954,829	922,610
Diluted book value per share denominator:	115,611,704	115,123,218

Basic book value per share	$14.67	$14.04
Diluted book value per share	$14.12	$13.55

(1)
As of June 30, 2015, the effect of dilutive restricted shares issued to directors and employees was comprised of 340,467 of restricted shares with a service condition only and 614,362 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders. We believe this metric is used by investors to supplement measures of our profitability.
Return on beginning shareholders’ equity for the three and six months ended June 30, 2015 and 2014 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Net income	$15,662	$31,292	$66,132	$71,071
Shareholders’ equity attributable to shareholders - beginning of period	1,506,581	1,433,692	1,451,913	1,391,661
Return on beginning shareholders’ equity	1.0%	2.2%	4.6%	5.1%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
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
Interest expense consists of interest expense incurred on TPRUSA’s $115.0 million senior unsecured notes (the “Notes”) issued in February 2015. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015. Also included in interest expense is the amortization of costs incurred in issuing the Notes. These costs are amortized over the term of the debt and are included in interest expense.
Income taxes consist primarily of taxes incurred in the U.S. as a result of our U.S. operations and withholding taxes and uncertain tax positions on certain investment transactions in the U.S. and in certain foreign jurisdictions.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2, “Significant accounting policies”, included in our 2014 Form 10-K.
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
Premium Revenue Recognition Including Evaluation of Risk Transfer
For each contract that we write, we estimate the ultimate premium for the entire contract period and record this estimate at the inception of the contract, to the extent the amount of written premium is estimable. For contracts where the full written premium is not estimable at inception, we record written premium for the portion of the contract period for which the amount is estimable. These estimates are based primarily on information in the underlying contracts as well as information provided by our clients and/or brokers.
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Along with uncertainty regarding the underlying business volume, our contracts also contain a number of contractual features that can significantly impact the amount of premium that we ultimately recognize. These include commutation provisions, multi-year contracts with cancellation provisions and provisions to return premium at the expiration of the contract in certain circumstances. In certain contracts, these provisions can be exercised by the client, in some cases provisions can be exercised by us and in other cases by mutual consent. In addition, we write a small number of large contracts and the majority of our property and casualty reinsurance segment premiums written to date has been quota share business. As a result, we may be subject to greater volatility around our premium estimates compared to other property and casualty companies. We continuously monitor the premium estimates for each of our contracts considering the cash premiums received, reported premiums, discussions with our clients regarding their premium projections as well as evaluating the potential impact of contractual features. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Changes in premium estimates may not result in a direct impact to net income or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by proportional changes in acquisition costs and net loss and loss adjustment expenses.
During the three months ended June 30, 2015, we recorded $13.8 million of increases in premium estimates on prior years’ contracts (2014 - $1.0 million). The changes in estimates for the three months ended June 30, 2015 were primarily due to one contract that was canceled on a runoff basis resulting in additional estimated premium. During the six months ended June 30, 2015, we recorded $38.0 million of increases in premium estimates on prior years’ contracts, (2014 - $(0.6) million). The increase in premium estimates for the six months ended June 30, 2015 was primarily due to several clients writing more business than initially expected and one contract that was canceled on a runoff basis resulting in additional estimated premium. There was an insignificant impact on net income of these changes in premium estimates for the three and six months ended June 30, 2015 and 2014. Changes in premium estimates generally result in a smaller impact on net premiums earned as the changes in premium estimates are generally known before the premiums on the contract are fully earned.
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
Loss and Loss Adjustment Expense Reserves
Our loss and loss adjustment expense reserves include case reserves, reserves for losses incurred but not yet reported (“IBNR reserves”) and deferred gains on retroactive reinsurance contracts. Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses that are known to us. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.
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
As loss information is received from the cedents, we incorporate other actuarial methods into our projection of ultimate losses and, hence, reserves. In our pricing analysis, we typically use a significant amount of information unique to the individual client and, when necessary, supplement the analysis with industry data. Industry data primarily takes the form of paid and incurred development patterns from statutory financial statements and statistical agencies. For our actuarial reserve projections, the relevant information we receive from our clients include premium estimates, paid loss and loss adjustment expenses and case reserves. We review the data for reasonableness and research any anomalies. On each contract, we compare the expected paid and incurred amounts at each quarter-end with actual amounts reported. We also compare premiums received with projected premium receipts at each quarter end.
There is a time lag between when a covered loss event occurs and when it is actually reported to our cedents. The actuarial methods that we use to estimate losses have been designed to address this lag in loss reporting. There is also a time lag between when clients pay claims, establish case reserves and re-estimate their reserves, and notifying us of the payments and/or new or revised case reserves. This reporting lag is typically 60 to 90 days after the end of a reporting period, but can be longer in some cases. We use techniques that adjust for this reporting lag. While it would be unusual to have lags that extend beyond 90 days, our actuarial techniques are designed to adjust for such a circumstance.
The principal actuarial methods (and associated key assumptions) we use to perform our quarterly loss reserve analysis may include one or more of the following methods:
A Priori Loss Ratio Method
To estimate ultimate losses under the a priori loss ratio method, we multiply earned premiums by an expected loss ratio. The expected loss ratio is selected as part of the pricing and utilizes individual client data, supplemented by industry data where necessary. This method is often useful when there is limited historical data due to few losses being incurred.
Paid Loss Development Method
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
Incurred Loss Development Method
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
Bornhuetter-Ferguson Paid and Incurred Loss Methods
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
IBNR to Outstanding Ratio Method
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
Sensitivity Analysis
The table below shows the impact on our loss and loss adjustment expense reserves, net, acquisition costs, net, net income and shareholders’ equity as of and for the six months ended June 30, 2015 of reasonably likely changes to the actuarial assumptions used to estimate our June 30, 2015 loss and loss adjustments expense reserves. Since many contracts that we write have sliding scale commissions or other loss mitigating features that adjust with the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.

The following table illustrates the aggregate impact of a ten percent increase and decrease applied to the ultimate loss and loss adjustment expenses incurred, net for each in-force contract in the property and casualty reinsurance segment. These increases and decreases are only applied to contracts which currently have material reserves outstanding (where material is defined as more than 10% of ultimate loss and loss adjustment expenses incurred, net). Ultimate losses and loss adjustment expenses incurred, net represents the sum we would be obligated to pay for fully developed claims (i.e., paid losses plus outstanding reported losses and IBNR losses). The ultimate loss and loss adjustment expenses incurred, net includes all related loss adjustment expenses less recoveries made from inuring reinsurance, salvage, and subrogation.

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$42,027	$(42,027)
Acquisition costs, net	(14,980)	26,646
Decrease (increase) in net underwriting income	27,047	(15,381)
Total shareholders’ equity	$1,555,604	$1,555,604
Increase (decrease) in shareholders’ equity	(1.7)%	1.0%
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
Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by Third Point LLC. Valuation techniques, used by Third Point LLC, may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, we or Third Point LLC may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide us or Third Point LLC with a written report documenting their recommended valuation as of the determination date for the specified investments. Due to the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the values that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
Our holdings in asset-backed securities (“ABS”) for the periods presented are substantially invested in residential mortgage-backed securities (“RMBS”). As of June 30, 2015, the greatest concentration of our U.S. RMBS was in subprime RMBS positions, which collectively constituted approximately 49% (December 31, 2014 - 49%) of our ABS holdings. As of June 30, 2015, approximately 27% (December 31, 2014 - 33%) of our ABS were invested in mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of Alternative A-paper (“Alt-A”) and prime securities. Non-U.S. RMBS positions constituted approximately 7% (December 31, 2014 - 9%) of our ABS holdings, with a majority in Europe, as of June 30, 2015. The balance of our investment in ABS as of June 30, 2015, or 17%, was held in U.S. Alt-A positions, commercial mortgage-backed securities, collateralized debt obligations and student loan ABS. These investments are valued using dealer quotes or recognized third-party pricing vendors. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
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
We perform several processes to ascertain the reasonableness of the valuation of all of our investments comprising our investment portfolio. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from Third Point LLC, (ii) obtaining and reviewing monthly NAV and investment return reports received directly from our third-party fund administrator, which are compared to the reports noted in (i), and (iii) monthly update discussions with Third Point LLC regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from outside service providers.
For the six months ended June 30, 2015 and 2014, there were no changes in the valuation techniques as it relates to the above.
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
While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available.  As a result, market conditions are challenging and we believe could deteriorate in the near term. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events during 2013, 2014 and the first half of 2015.  As a result of challenging market conditions and competition with other collateralized reinsurance and insurance-linked securities vehicles, we announced in December of 2014 that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. As of June 30, 2015, the Catastrophe Fund had a net asset value of $26.5 million (December 31, 2014 - $119.7 million), and our investment in the Catastrophe Fund was $13.2 million (December 31, 2014 - $59.5 million). There are no additional guarantees by us and no recourse to us beyond this investment. During the six months ended June 30, 2015, the Catastrophe Fund distributed $93.2 million (Third Point Re’s share - $46.3 million).
In non-catastrophe lines of business, we focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as a result of a client’s growth or historically poor performance. Most of our senior management team have spent decades within the reinsurance market and have strong relationships with intermediaries and reinsurance buyers from which we are receiving a strong flow of submissions in the lines and types of reinsurance we target.  Although we are typically presented by brokers with proposed structures on syndicated deals, we often seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These solutions may take the form of aggregate stop loss covers, loss portfolio transfers or adverse development reserve covers where clients seek capital relief and enhanced investment returns on their loss and unearned premium reserves. We continue to see strong submission flow in this space.
In recent months, there has been significant merger and acquisition activity in the insurance and reinsurance markets which we believe will have a modest, net negative impact on us.  The primary negative impact from consolidation is the merging of primary insurance and reinsurance companies which reduces the number of potential reinsurance buyers and increases their size, allowing them to retain proportionally more insurance risk. We believe the negative impact will be partially offset by the benefits to us of recent consolidation among reinsurance companies, which has reduced the number of our competitors in a market where reinsurance buyers and brokers want counterparty choices and usually prefer to syndicate their placement.  Another benefit of the recent merger and acquisition activity is that we are now one of only a few reinsurance companies that are not affiliated with a primary insurance company.  We are seeing an increased flow of business from reinsurance buyers that we believe do not want to be reinsured by their competitors.
In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of TPRUSA. Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. Period to period comparisons of their results of operations may not be meaningful.  Third Point Re USA provides reinsurance products that are substantially similar to the reinsurance products currently provided by Third Point Re. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we have expanded our marketing activities and have begun to broaden our profile in the U.S. marketplace.  In addition to developing new opportunities, we are strengthening our relationships with existing cedents and brokers. We also intend to continue developing a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.

Consolidated Results of Operations—Three and six months ended June 30, 2015 and 2014:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30, 2015	June 30, 2014	Increase (decrease)	June 30, 2015	June 30, 2014	Increase (decrease)
	($ in thousands)

Net underwriting loss (1)	$(9,388)	$(2,083)	$(7,305)	$(13,247)	$(7,249)	$(5,998)
Net investment income	38,611	40,485	(1,874)	103,529	90,520	13,009
Net investment return on investments managed by Third Point LLC	1.7%	2.3%	(0.6)%	4.8%	5.5%	(0.7)%
General and administrative expenses (2)	(7,827)	(3,216)	(4,611)	(12,735)	(6,598)	(6,137)
Interest expense	(2,052)	—	(2,052)	(3,088)	—	(3,088)
Net income	$15,662	$31,292	$(15,630)	$66,132	$71,071	$(4,939)

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.
The change in net income for the the three and six months ended June 30, 2015 compared to the prior year periods was primarily due to the following:

•
The increase in the net underwriting loss for our property and casualty reinsurance segment was primarily due to $3.2 million of losses incurred in the current quarter as a result of windstorms and other storm activity in the state of Texas. In addition, we recorded an increase in the net underwriting loss of $2.0 million and $3.0 million for the three and six months ended June 30, 2015, respectively, related to development of prior years contracts. This compares to a $0.3 million decrease in the net underwriting loss for the three months ended June 30, 2014 and $1.6 million increase in net underwriting loss for the six months ended June 30, 2014 related to development of prior years contracts.

•
The decrease in net investment income for the quarter was a result of lower investment returns partially offset by higher average investments managed by Third Point LLC. The increase in net investment income for the six month period was due to higher average investments managed by Third Point LLC, including the proceeds from issuance of senior notes, partially offset by slightly lower investment returns.

•
The increase in general and administrative expenses related to corporate activities for the three and six months ended June 30, 2015 compared to the prior year periods was primarily due to greater payroll and related expenses as a result of separation costs, increased share compensation expense and increased legal and other professional advisor expenses.

•	In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for the current period include interest expense.
Segment Results—Three and six months ended June 30, 2015 and 2014.
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

Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period change for the Property and Casualty Reinsurance segment for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30, 2015	June 30, 2014	Increase (decrease)	June 30, 2015	June 30, 2014	Increase (decrease)
	($ in thousands)
Gross premiums written	$184,191	$140,422	$43,769	$397,574	$222,564	$175,010
Net premiums earned	120,382	77,488	42,894	259,499	149,789	109,710
Loss and loss adjustment expenses incurred, net	76,053	44,409	(31,644)	157,799	90,668	(67,131)
Acquisition costs, net	47,475	29,507	(17,968)	102,138	54,906	(47,232)
General and administrative expenses	6,242	5,655	(587)	12,809	11,464	(1,345)
Net underwriting loss	(9,388)	(2,083)	(7,305)	(13,247)	(7,249)	(5,998)
Net investment income on float	9,790	6,282	3,508	28,365	13,595	14,770
Other expenses	(2,315)	(1,020)	(1,295)	(5,016)	(1,807)	(3,209)
Segment income (loss)	$(1,913)	$3,179	$(5,092)	$10,102	$4,539	$5,563
Underwriting ratios (1):
Loss ratio	63.2%	57.3%	(5.9)%	60.8%	60.5%	(0.3)%
Acquisition cost ratio	39.4%	38.1%	(1.3)%	39.4%	36.7%	(2.7)%
Composite ratio	102.6%	95.4%	(7.2)%	100.2%	97.2%	(3.0)%
General and administrative expense ratio	5.2%	7.3%	2.1%	4.9%	7.7%	2.8%
Combined ratio	107.8%	102.7%	(5.1)%	105.1%	104.9%	(0.2)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
Despite challenging market conditions, we have grown our underwriting portfolio due to several factors (1) The strength of our relationships with reinsurance brokers and reinsurance buyers (2) The expansion of our underwriting platform into the U.S. through the formation of Third Point Re USA. As a result of active marketing from underwriters based in a U.S. office, we have significantly increased the number of submissions we are receiving and (3) As result of recent merger activity, we are one of only a few reinsurance companies that are not affiliated with a primary insurance operation.  Consequently, we are seeing an increased flow of business from insurance companies that we believe do not want to buy reinsurance from their competitors.
We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period. In addition, our reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined. We also offer customized solutions to our clients, including adverse development covers, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for adverse development covers, which are considered retroactive reinsurance contracts, at the inception of the contract.
As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful. The results of our Property and Casualty Reinsurance segment now includes the results of Third Point Re USA, which may further impact comparability of results.

The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three and six months ended June 30, 2015 and 2014:

	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	($ in thousands)				($ in thousands)
Property	$27,535	14.9%	$74,505	53.1%	$48,991	12.3%	$81,386	36.6%
Casualty	149,157	81.0%	65,343	46.5%	159,009	40.0%	115,766	52.0%
Specialty	7,499	4.1%	574	0.4%	189,574	47.7%	25,412	11.4%
	$184,191	100.0%	$140,422	100.0%	$397,574	100.0%	$222,564	100.0%
The increase in gross premiums written of $43.8 million, or 31.2% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was driven by:
Factors resulting in increases:

•
We wrote $60.9 million of new business for the three months ended June 30, 2015, consisting of $53.4 million of new casualty business and $7.5 million of new specialty business. A total of $53.4 million of our new business in the quarter was written by Third Point Re USA, where we have seen new opportunities as a result of our U.S. presence.

•
We recognized $34.9 million of premiums in the three months ended June 30, 2015 that did not have comparable premiums in the prior year period primarily due to one existing contract that renewed in the quarter that originally incepted in the first quarter of 2014.

•
Changes in premium estimates relating to prior years’ contracts were $13.8 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. The changes in premium estimates for the three months ended June 30, 2015 were primarily due to one contract that was canceled on a runoff basis resulting in additional estimated premium.

Factors resulting in decreases:

•	We recognized $55.4 million of premium in the three months ended June 30, 2014 related to contracts that we made a decision not to renew in 2015 due to changes in pricing and/or terms and conditions.

•
Changes in renewal premiums during the three months ended June 30, 2015 resulted in a net decrease in premiums of $7.2 million primarily due to changes in participations and underlying premium volume on contracts that renewed in the quarter. Premiums can change on renewals of contracts because of a number of factors, including: changes in our line size or participation, changes in the underlying premium volume of the client’s program and pricing trends as well as other contractual terms and conditions.

The increase in gross premiums written of $175.0 million, or 78.6% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was driven by:
Factors resulting in increases:

•
We recognized $131.9 million of premiums in the six months ended June 30, 2015 for three contracts which renewed in the period that did not have comparable premiums in the prior year period. Two of these contracts were originally written in the fourth quarter of 2014 but renewed in the first quarter of 2015 and one was originally written in the fourth quarter of 2013 but renewed in the second quarter of 2015.

•
We wrote $86.5 million of new business for the six months ended June 30, 2015, consisting of $57.4 million of new casualty business, $25.6 million of new specialty business and $3.5 million of new property business. A total of $63.0 million of our new business in the six months ended June 30, 2015 was written by Third Point Re USA, where we have seen new opportunities as a result of our U.S. presence.

•
Changes in premium estimates relating to prior years’ contracts were $38.0 million and $(0.6) million for the six months ended June 30, 2015 and 2014, respectively. The changes in premium estimates for the six months ended June 30, 2015 were due to several contracts where the client reported writing more business than initially expected and one contract that was canceled on a runoff basis resulting in additional estimated premium.
Factors resulting in decreases:

•	We recognized $55.4 million of premium in the six months ended June 30, 2014 related to contracts that we made a decision not to renew in 2015 due to changes in pricing and/or terms and conditions.

•	During the six months ended June 30, 2015, two contracts were canceled and re-written, resulting in a net decrease in premium of $19.9 million.

•
Changes in renewal premiums during the six months ended June 30, 2015 resulted in a net decrease in premium of $3.7 million primarily due to changes in participations and underlying premium volume on contracts that renewed in the period. Premiums can change on renewals of contracts for a number of factors, including: changes in our line size or participation, changes in the underlying premium volume of the client’s program and pricing trends as well as other contractual terms and conditions.

Net Premiums Earned
The three and six months ended June 30, 2015 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written, compared to the three and six months ended June 30, 2014. In addition, the net premiums earned for the six months ended June 30, 2015 includes $16.5 million (2014 - $2.7 million) related to retroactive exposures in reinsurance contracts.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves and include minimal acquisition related and other expenses. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive exposures in reinsurance contracts at the inception of the contract, which can also impact the mix of premiums earned in a particular period.
For the three and six months ended June 30, 2015, we incurred $3.2 million, or 2.7 and 1.2 percentage points, respectively, of net loss expense as a result of windstorms and other weather activity that took place in the state of Texas in the second quarter of 2015.
For the three months ended June 30, 2015 and 2014, we recorded $0.9 million, or 0.7 percentage points and $1.1 million, or 1.4 percentage points, of net favorable prior years’ reserve development, respectively.
The net $0.9 million of favorable prior years’ reserve development was accompanied by net increases of $2.9 million in acquisition costs, resulting in an net increase of $2.0 million in net underwriting loss. The net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree. The adverse development for the three months ended June 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
The favorable prior years' reserve development for the three months ended June 30, 2014 related primarily to favorable loss experience on certain auto contracts.

For the six months ended June 30, 2015, we recorded $7.0 million, or 2.7 percentage points, of net favorable prior years’ reserve development compared to $1.1 million, or 0.8 percentage points, of net adverse prior years’ reserve development for the six months ended June 30, 2014.
The net $7.0 million of favorable prior years’ reserve development was accompanied by net increases of $10.0 million in acquisition costs, resulting in a net increase of $3.0 million in net underwriting loss. The $3.0 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree. The adverse development for the six months ended June 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
The $1.1 million of net adverse loss development for the six months ended June 30, 2014 primarily related to one crop contract.
Net Investment Income
Net investment income allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The increase in net investment income on float for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to an increase in the total amount of float generated by our reinsurance operations, partially offset by lower investment returns compared to the prior year periods. See the discussion of net investment income under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income for the periods presented.
General and Administrative Expenses
The increase in general and administrative expenses for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to increased headcount and related employee costs, increased share compensation expense, and increased credit facility fees due to higher usage of our letter of credit facilities. Although general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio decreased due to proportionately higher net premiums earned during the current year period.
Other Expenses
The increase in other expenses for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to increased interest expense on deposit contracts and an increased number of reinsurance contracts written in 2014 and 2015 that have interest crediting features.
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
As of June 30, 2015, the Catastrophe Fund had a net asset value of $26.5 million (December 31, 2014 - $119.7 million), and our investment in the Catastrophe Fund was $13.2 million (December 31, 2014 - $59.5 million). There are no additional guarantees by us and no recourse to us beyond this investment. During the six months ended June 30, 2015, the Catastrophe Fund distributed $93.2 million (Third Point Re’s share - $46.3 million) resulting in a distribution from non-controlling interests for the Catastrophe Fund of $46.9 million for the six months ended June 30, 2015.

Corporate Function
The following table sets forth net income and the period over period change for the Corporate Function for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30, 2015	June 30, 2014	Increase (decrease)	June 30, 2015	June 30, 2014	Increase (decrease)
	($ in thousands)
Net investment income on capital	$28,778	$34,170	$(5,392)	$75,096	$76,863	$(1,767)
General and administrative expenses	(7,827)	(3,216)	(4,611)	(12,735)	(6,598)	(6,137)
Interest expense	(2,052)	—	(2,052)	(3,088)	—	(3,088)
Foreign exchange gains (losses)	(139)	—	(139)	54	—	54
Income tax expense	(708)	(2,375)	1,667	(2,013)	(2,375)	362
Segment income attributable to non-controlling interests	(431)	(669)	238	(1,074)	(1,494)	420
Segment income	$17,621	$27,910	$(10,289)	$56,240	$66,396	$(10,156)
Investment Results
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Long/short equities	1.1%	0.8%	2.4%	1.7%
Asset-backed securities	1.1%	0.7%	2.1%	2.6%
Corporate and sovereign credit (1)	(0.4)%	0.8%	0.2%	1.6%
Macro and other	(0.1)%	—%	0.1%	(0.4)%
	1.7%	2.3%	4.8%	5.5%

S&P 500	0.3%	5.2%	1.2%	7.1%
(1) Effective Q2 2015, we have reclassified our sovereign credit attribution into the corporate and sovereign credit strategy from the macro and other strategy.  We believe this classification better represents our portfolio.  We have reclassified the 2014 returns in the table above to correspond to the current year’s presentation.
The net investment results for the three and six months ended June 30, 2015 were largely attributable to performance in Third Point LLC’s long/short equities and structured credit strategies. The returns generated by our investment portfolio will vary based on a number of factors, including the overall broader markets, individual security selection, and allocation of exposure by our investment manager across strategies.  During the second quarter of 2015, our equity portfolio significantly outperformed the S&P 500 Index with less market exposure.  Strength in the consumer, energy and financials sectors for the three and six months ended June 30, 2015 was partially offset by moderate weakness in our healthcare and technology, media and telecommunications portfolios. Within credit, modest losses from our sovereign credit positions were partially offset by strong performance within our performing credit portfolio. Profits within our structured credit portfolio were largely driven by gains in resecuritized real estate mortgage investment conduits (Re-Remics) and subprime mortgage positions. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market risks” for a list of risks and factors that could adversely impact our investments results.
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
Our investment manager, Third Point LLC, manages several funds and may manage other client accounts besides ours, some of which have, or may have, objectives and investment portfolio compositions similar to ours. Because of the similarity or potential similarity of our investment portfolio to these others, and because, as a matter of ordinary course, Third Point LLC provides its clients, including us, and investors in its main hedge funds with results of their respective investment portfolios following the last day of each month, those other clients or investors indirectly may have material nonpublic information regarding our investment portfolio. To address this, and to comply with Regulation FD, we will continue to post on our website under the heading Investment Portfolio Returns located in the Investors section of the website, following the close of trading on the New York Stock Exchange on the last business day of each month, our preliminary monthly investment results for that month, with additional information regarding our monthly investment results to be posted following the close of trading on the New York Stock Exchange on the first business day of the following month.
General and Administrative Expenses
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The increase for the three and six months ended June 30, 2015 compared to the prior year periods was primarily due to separation costs, increased share compensation expense and increased legal and other professional advisor expenses.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense of $2.1 million and $3.1 million for the three and six months ended June 30, 2015, respectively, compared to $nil for both the three and six months ended June 30, 2014.
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
For the three and six months ended June 30, 2015 and 2014, the Company recorded income tax expense, as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	($ in thousands)
Income tax - U.S. subsidiaries	$213	$—	$688	$—
Income tax - U.K. subsidiaries	3	18	6	18
Uncertain tax positions	(650)	1,400	(650)	1,400
Withholding taxes on certain investment transactions	1,142	957	1,969	957
	$708	$2,375	$2,013	$2,375
During the first quarter of 2015, we completed the capitalization of our U.S. entities and commenced U.S. underwriting operations.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity. As a result, we will be subject to U.S. income tax on income generated by Third Point Re USA and TPRUSA.
During the three months ended June 30, 2015, we recorded a decrease in uncertain tax positions primarily related to the settlement of certain positions in foreign securities resulting in lower gains.
Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to our investment guidelines as specified in our two investment management agreements with Third Point LLC, at least 60%

of our portfolio must be invested in securities of publicly traded companies and governments of OECD high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than 30 days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy our liquidity requirements.
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
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Under the Companies Act, as amended, a Bermuda company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment, be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Under the Insurance Act, Third Point Re and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if they are in breach of their respective minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where either Third Point Re or Third Point Re USA, as Class 4 insurers, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (“BMA”).
In addition, each of Third Point Re and Third Point Re USA, as Class 4 insurers, is prohibited from declaring or paying in any financial year dividends of more than 25% of its respective total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividend) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio.
As of June 30, 2015, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $166.0 million (December 31, 2014 - $326.1 million) and Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $65.7 million. On February 26, 2015, Third Point Re declared and paid a dividend of $158.0 million to Third Point Reinsurance Ltd. These funds were ultimately used, together with the net proceeds from the issuance of the Notes, to capitalize Third Point Re USA.
Liquidity and Cash Flows
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs and general and administrative expenses and to purchase investments.
Cash flows from operations may differ substantially from net income and may be volatile from period to period depending on the underwriting opportunities available to us and other factors. Due to the nature of our underwriting portfolio, claim payments can be unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected.

Operating, investing and financing cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	($ in thousands)
Net cash provided by operating activities	$130,490	$25,270
Net cash (used in) provided by investing activities	(156,394)	24,182
Net cash provided by (used in) financing activities	43,970	(45,100)
Net increase in cash and cash equivalents	18,066	4,352
Cash and cash equivalents at beginning of period	28,734	31,625
Cash and cash equivalents at end of period	$46,800	$35,977

Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. As our underwriting activities have continued to increase we have generated increasing cash flows from operating activities as the collection of premiums has exceeded the payment of loss and loss adjustment expenses and general and administrative expenses.  Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.

For the six months ended June 30, 2015 and 2014, we contributed $166.6 million and $40.0 million, respectively, to our separate account managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not necessarily correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP.
Cash flows used in investment activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the six months ended June 30, 2015 reflects the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA and float generated from our reinsurance operations.
In February 2015, we completed a public offering of senior notes issued by TPRUSA and guaranteed by Third Point Reinsurance Ltd. pursuant to a registration statement on Form S-3, from which we received net proceeds of approximately $113.2 million, after deducting underwriting discounts and other offering costs. We used the net proceeds to TPRUSA, together with a capital contribution received indirectly from Third Point Re, to fund an aggregate contribution of $267.0 million for the initial capitalization of Third Point Re USA.
The cash flows from financing activities for the six months ended June 30, 2015 consisted primarily of the proceeds from issuance of Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund. The cash flows from financing activities for the six months ended June 30, 2014 consisted primarily of distributions of non-controlling interests from the investment affiliate.
For the period from inception until June 30, 2015, we have had sufficient cash flow from proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015 and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer securing collateralized reinsurance contracts written, trust accounts securing obligations under certain reinsurance contracts and cash held with banks securing letters of credit issued under credit facilities. Restricted cash and cash equivalents increased by $171.9 million, or 41.2%, to $589.2 million as of June 30, 2015 from $417.3 million as of December 31, 2014. The increase in restricted cash was primarily due to reinsurance contracts written in the six months ended June 30, 2015 where our obligations are secured by trust accounts. We do not expect the increase in restricted cash to affect our liquidity position and restricted cash can fluctuate period-to-period.
Letter of Credit Facilities
As of June 30, 2015, we had entered into the following letter of credit facilities, which automatically renew unless terminated by either party in accordance with the required notice period:

	Facility	Utilized	Collateral	Renewal Date
June 30, 2015	($ in thousands)
BNP Paribas	$50,000	$3,913	$3,913	April 2, 2016
Citibank	250,000	210,049	210,049	January 23, 2016
J.P. Morgan	50,000	41,867	42,286	August 22, 2015
Lloyds Bank	150,000	30,414	30,414	December 31, 2016 and 2018
	$500,000	$286,243	$286,662
As of June 30, 2015, $286.2 million (December 31, 2014 - $218.5 million) of letters of credit, representing 57.2% of the total available facilities, had been drawn upon (December 31, 2014 - 54.6% (based on total available facilities of $400.0 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of June 30, 2015, total cash and cash equivalents with a fair value of $286.7 million (December 31, 2014 - $219.0 million) was pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants as of June 30, 2015.

Financial Condition
Shareholders’ equity
As of June 30, 2015, total shareholders’ equity was $1,555.6 million, compared to $1,552.0 million as of December 31, 2014. This increase was primarily due to net income of $66.1 million and issuance of common shares and stock compensation totaling $7.9 million in the current year period, partially offset by net distributions of non-controlling interests of $71.6 million. The net distributions of non-controlling interests included $25.0 million related to our investment in our joint ventures with Third Point LLC. In addition, the Catastrophe Fund distributed $93.2 million (Third Point Re’s share - $46.3 million) of capital resulting in a distribution of non-controlling interests for the Catastrophe Fund of $46.9 million for the six months ended June 30, 2015.
Investments
As of June 30, 2015, total cash and net investments managed by Third Point LLC was $2,157.9 million, compared to $1,802.2 million as of December 31, 2014. The increase was primarily due to the proceeds from our debt issuance, float of $166.6 million generated by our reinsurance operations and net investment income for the six months ended June 30, 2015.
Contractual Obligations
On February 13, 2015, TPRUSA issued Notes in the aggregate principal amount of $115.0 million. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year, beginning August 13, 2015. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes.
The indenture governing the Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Notes, certain of our existing or future subsidiaries may be required to guarantee the Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Notes). As of June 30, 2015, we were in compliance with all of the covenants under the indenture governing the Notes, and, during the six months then ended, no event requiring an increase in the interest rate applicable to the Notes occurred.
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
As of June 30, 2015, we had an unfunded capital commitment of $3.5 million related to our investment in the Hellenic Fund (see Note 17 to our condensed consolidated financial statements for additional information).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	commodity price risk;

•	credit risk; and

•	political risk.
Equity Price Risk
Our investment manager, Third Point LLC, continually tracks the performance and exposures of our investment portfolio, each strategy and sector, and selective individual securities. A particular focus is placed on “beta” exposure, which is the portion of the portfolio that is directly correlated to risks and movements of the equity market as a whole (usually represented by the S&P 500 index) as opposed to idiosyncratic risks and factors associated with a specific position. Further, the performance of our investment portfolio has historically been compared to several market indices, including the S&P 500, CS/Tremont Event Driven Index, HFRI Event Driven Index, and others.
As of June 30, 2015, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of June 30, 2015, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $157.6 million, or 7.2% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. We wrote non-U.S. dollar denominated reinsurance contracts for the first time during 2014. Of our gross premiums written from inception, $110.3 million, or 7.8%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of June 30, 2015, loss and loss adjustment expense reserves included $8.4 million (December 31, 2014 - $6.1 million) in foreign currencies.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2015, our total net short exposure to foreign denominated securities represented 2.0% (December 31, 2014 - 3.4%) of our investment portfolio including cash and cash equivalents, of $44.0 million (December 31, 2014 - $61.0 million).

The following tables summarize the net impact that 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of June 30, 2015 and December 31, 2014:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
June 30, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$472	0.02%	$(472)	(0.02)%
Japanese Yen	527	0.02%	(527)	(0.02)%
British Pound	199	0.01%	(199)	(0.01)%
Other	3,205	0.15%	(3,205)	(0.15)%
Total	$4,403	0.20%	$(4,403)	(0.20)%

	10% increase in U.S. dollar		10% decrease in U.S. dollar
December 31, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$2,418	0.13%	$(2,418)	(0.13)%
Japanese Yen	322	0.02%	(322)	(0.02)%
British Pound	25	—%	(25)	—%
Other	3,335	0.18%	(3,335)	(0.18)%
Total	$6,100	0.33%	$(6,100)	(0.33)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2015 and December 31, 2014:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
June 30, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(2,600)	(0.1)%	$5,197	0.2%
Asset Backed Securities(1)	(13,405)	(0.6)%	15,380	0.7%
Net exposure to interest rate risk	$(16,005)	(0.7)%	$20,577	0.9%

	100 basis point increase in interest rates		100 basis point decrease in interest rates
December 31, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(10,486)	(0.6)%	$11,836	0.6%
Asset Backed Securities(1)	(10,521)	(0.6)%	12,485	0.7%
Net exposure to interest rate risk	$(21,006)	(1.2)%	$24,321	1.3%

(1)
Includes instruments for which durations are available on June 30, 2015 and December 31, 2014. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
Commodity Price Risk
In managing our investment portfolio, Third Point LLC periodically monitors and actively trades to take advantage of, and/or seeks to minimize any losses from, fluctuations in commodity prices. As our investment manager, Third Point LLC may choose to opportunistically make a long or short investment in a commodity or in a security directly impacted by the price of a commodity as a response to market developments. From time to time, we invest in commodities or commodities exposures in the form of derivative contracts from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation.
As of June 30, 2015, our investment portfolio included de minimis exposure to changes in commodity prices through ownership of physical commodities and commodity-linked securities.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a materially adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We are exposed to credit risk from our clients relating to balances receivable under our reinsurance contracts, including premiums receivable, and the possibility that counterparties may default on their obligations to us. The risk of counterparty default is partially mitigated by the fact that any amount owed to us from a reinsurance counterparty would be netted against any losses we would pay in the future. We monitor the collectability of these balances on a regular basis.
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance. We have written $63.5 million of credit and financial lines premium since inception, which consists primarily of exposure to mortgage insurance credit risks.
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

Our holdings in ABS for the periods presented are substantially invested in residential mortgage-backed securities (“RMBS”). As of June 30, 2015, the greatest concentration of our U.S. RMBS was in subprime RMBS positions, which collectively constituted approximately 49% (December 31, 2014 - 49%) of our ABS holdings. In addition, as of June 30, 2015, approximately 27% (December 31, 2014 - 33%) of our ABS positions were invested in mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of U.S. Alternative A-paper (“Alt-A”) and prime securities. Non-U.S. RMBS positions constituted approximately 7% (December 31, 2014 - 9%) of our ABS holdings, with a majority in Europe, as of June 30, 2015. The balance of our investments in ABS, or 17%, as of June 30, 2015 was held in U.S. Alt-A positions, commercial mortgage-backed securities, collateralized debt obligations and student loan ABS.
As of June 30, 2015, all of our ABS holdings were privately issued, non-investment grade securities, and none of these securities were guaranteed by government sponsored entities. As a result of our investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.” In addition, investors may be exposed to significant market and liquidity risks. In managing our investment portfolio, our investment manager may from time to time utilize asset backed credit derivatives as well as interest rate swaps to offset the risk of loss related to its ABS portfolio.
Political Risk
Investments
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
Reinsurance Contracts
We also have political risk exposure in several reinsurance contracts with companies that write political risk insurance.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2015 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no material changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)    Not applicable
b)     Not applicable
c)    Not applicable
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.4.1
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015)

10.29	Amended and Restated Director Compensation Policy dated May 5, 2015 (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: August 6, 2015
/s/ John R. Berger
John R. Berger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)