Form 10-Q
period 2015-09-30
Third Point Reinsurance Ltd.
filed 2015-11-04
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 2, 2015, there were 105,479,341 common shares of the registrant’s common shares issued and outstanding, including 1,262,020 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2015 and December 31, 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2015	December 31, 2014
Assets
Equity securities, trading, at fair value (cost - $1,343,437; 2014 - $1,078,859)	$1,289,840	$1,177,796
Debt securities, trading, at fair value (cost - $739,897; 2014 - $546,933)	737,039	569,648
Other investments, at fair value	52,882	83,394
Total investments in securities and commodities	2,079,761	1,830,838
Cash and cash equivalents	10,819	28,734
Restricted cash and cash equivalents	604,428	417,307
Due from brokers	303,597	58,241
Securities purchased under an agreement to sell	—	29,852
Derivative assets, at fair value	27,337	21,130
Interest and dividends receivable	10,030	2,602
Reinsurance balances receivable	314,693	303,649
Deferred acquisition costs, net	192,451	155,901
Unearned premiums ceded	808	—
Loss and loss adjustment expenses recoverable	184	814
Other assets	14,231	3,512
Total assets	$3,558,339	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$12,298	$10,085
Reinsurance balances payable	34,833	27,040
Deposit liabilities	167,210	145,430
Unearned premium reserves	567,565	433,809
Loss and loss adjustment expense reserves	420,649	277,362
Securities sold, not yet purchased, at fair value	172,074	82,485
Due to brokers	695,019	312,609
Derivative liabilities, at fair value	22,495	11,015
Interest and dividends payable	1,673	697
Senior notes payable, net of deferred costs	113,332	—
Total liabilities	2,207,148	1,300,532
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding,105,479,341 (2014: 104,473,402))	10,548	10,447
Additional paid-in capital	1,078,327	1,065,489
Retained earnings	246,394	375,977
Shareholders’ equity attributable to shareholders	1,335,269	1,451,913
Non-controlling interests	15,922	100,135
Total shareholders’ equity	1,351,191	1,552,048
Total liabilities and shareholders’ equity	$3,558,339	$2,852,580

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues
Gross premiums written	$205,583	$126,403	$603,259	$359,498
Gross premiums ceded	(375)	(150)	(1,852)	(150)
Net premiums written	205,208	126,253	601,407	359,348
Change in net unearned premium reserves	3,597	(17,305)	(132,949)	(98,388)
Net premiums earned	208,805	108,948	468,458	260,960
Net investment income (loss)	(193,156)	1,552	(89,627)	92,072
Total revenues	15,649	110,500	378,831	353,032
Expenses
Loss and loss adjustment expenses incurred, net	158,537	60,115	316,336	150,783
Acquisition costs, net	50,509	38,317	152,664	93,331
General and administrative expenses	9,822	10,124	35,797	29,698
Other expenses	670	2,982	5,686	4,789
Interest expense	2,074	—	5,162	—
Foreign exchange gains	(746)	—	(800)	—
Total expenses	220,866	111,538	514,845	278,601
Income (loss) before income tax (expense) benefit	(205,217)	(1,038)	(136,014)	74,431
Income tax (expense) benefit	7,781	(1,542)	5,768	(3,917)
Income (loss) including non-controlling interests	(197,436)	(2,580)	(130,246)	70,514
(Income) loss attributable to non-controlling interests	1,721	(3,417)	663	(5,440)
Net income (loss)	$(195,715)	$(5,997)	$(129,583)	$65,074
Earnings (loss) per share
Basic	$(1.88)	$(0.06)	$(1.25)	$0.63
Diluted	$(1.88)	$(0.06)	$(1.25)	$0.61
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,117,448	103,295,920	103,931,871	103,275,204
Diluted	104,117,448	103,295,920	103,931,871	106,454,775

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2015 and 2014
(expressed in thousands of U.S. dollars, except share amounts)

	2015	2014
Common shares
Balance, beginning of period	104,473,402	103,888,916
Issuance of common shares	1,005,939	142,540
Balance, end of period	105,479,341	104,031,456
Common shares
Balance, beginning of period	$10,447	$10,389
Issuance of common shares	101	14
Balance, end of period	10,548	10,403
Additional paid-in capital
Balance, beginning of period	1,065,489	1,055,690
Issuance of common shares, net	4,233	585
Share compensation expense	8,605	6,979
Balance, end of period	1,078,327	1,063,254
Retained earnings
Balance, beginning of period	375,977	325,582
Income (loss) including non-controlling interests	(130,246)	70,514
(Income) loss attributable to non-controlling interests	663	(5,440)
Balance, end of period	246,394	390,656
Shareholders’ equity attributable to shareholders	1,335,269	1,464,313
Non-controlling interests
Balance, beginning of period	100,135	118,735
Non-controlling interest in investment affiliate, net	(24,137)	(51,001)
Non-controlling interest in Catastrophe Fund	(59,705)	6,151
Non-controlling interest in Catastrophe Fund Manager	292	—
Income (loss) attributable to non-controlling interests	(663)	5,440
Balance, end of period	15,922	79,325
Total shareholders’ equity	$1,351,191	$1,543,638

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2015 and 2014
(expressed in thousands of U.S. dollars)

	2015	2014
Operating activities
Income (loss) including non-controlling interests	$(130,246)	$70,514
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by operating activities
Share compensation expense	8,605	6,979
Interest expense on deposit liabilities	3,170	3,687
Net unrealized loss on investments and derivatives	165,202	68,107
Net realized gain on investments and derivatives	(91,712)	(184,133)
Foreign exchange gains included in income including non-controlling interests	(800)	—
Amortization of premium and accretion of discount, net	478	1,031
Changes in assets and liabilities:
Reinsurance balances receivable	2,585	(65,718)
Deferred acquisition costs, net	(36,550)	(33,180)
Unearned premiums ceded	(808)	(91)
Loss and loss adjustment expenses recoverable	630	7,865
Other assets	(10,719)	(303)
Interest and dividends receivable, net	(6,452)	(2,576)
Unearned premium reserves	133,756	98,479
Loss and loss adjustment expense reserves	144,253	52,982
Accounts payable and accrued expenses	2,213	(1,935)
Reinsurance balances payable	7,916	12,133
Performance fee payable to related party	—	21,837
Net cash provided by operating activities	191,521	55,678
Investing activities
Purchases of investments	(2,621,367)	(2,150,821)
Proceeds from sales of investments	2,274,201	1,998,673
Purchases of investments to cover short sales	(371,635)	(141,468)
Proceeds from short sales of investments	488,601	150,098
Change in due to/from brokers, net	137,054	177,516
Decrease in securities purchased under an agreement to sell	29,852	18,250
Change in restricted cash and cash equivalents	(187,121)	(68,389)
Net cash used in investing activities	(250,415)	(16,141)
Financing activities
Proceeds from issuance of common shares, net of costs	4,334	599
Proceeds from issuance of senior notes payable, net of costs	113,220	—
Increase in deposit liabilities	6,975	5,782
Non-controlling interest in investment affiliate, net	(24,137)	(51,001)
Non-controlling interest in Catastrophe Fund	(59,705)	6,151
Non-controlling interest in Catastrophe Fund Manager	292	—
Net cash provided by (used in) financing activities	40,979	(38,469)
Net increase (decrease) in cash and cash equivalents	(17,915)	1,068
Cash and cash equivalents at beginning of period	28,734	31,625
Cash and cash equivalents at end of period	$10,819	$32,693
Supplementary information
Interest paid in cash	$7,675	$2,780
Income taxes paid in cash	$3,074	$2,286

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
Third Point Re USA is a Bermuda reinsurance company that was incorporated on November 21, 2014 and commenced operations in February 2015.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity.  Third Point Re USA prices and underwrites U.S. domiciled reinsurance business from an office in the United States.  Third Point Re USA is a wholly owned subsidiary of Third Point Re (USA) Holdings, Inc. (“TPRUSA”), an intermediate holding company based in the U.S., which is a wholly owned subsidiary of Third Point Re (UK) Holdings Ltd. (“Third Point Re UK”), an intermediate holding company based in the United Kingdom.  Third Point Re UK is a wholly owned subsidiary of Third Point Reinsurance Ltd.
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
These unaudited condensed consolidated financial statements include the results of the Company and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”), as filed with the U.S. Securities and Exchange Commission on February 27, 2015.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full calendar year.

2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2014 10-K, except as noted below.
Prior year changes in the presentation of condensed consolidated statements of cash flows
The Company had previously excluded income attributable to non-controlling interests from cash flows provided by operating activities and included these amounts in cash flows used in investing activities and provided by financing activities. The Company began including income from non-controlling interests in cash flows provided by operating activities for the year ended December 31, 2014. In addition, cash flows related to the non-controlling interest in investment affiliate were previously included in net cash used in investing activities and are now being included in net cash provided by financing activities. Lastly, the Company now includes interest expense on deposit liabilities and the change in fair value of embedded derivatives in deposit liability contracts as non-cash adjustments in operating activities. These changes did not impact the condensed consolidated balance sheets or condensed consolidated statements of income for the prior periods. The Company modified the presentation of its condensed consolidated statement of cash flows for the nine months ended September 30, 2014 to conform to the current year presentation.
Recently issued accounting standards
Issued and effective as of September 30, 2015
In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company’s operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. ASU 2014-08 is effective for all disposals that occur after January 1, 2015, with early adoption permitted. This new pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
Issued but not yet effective as of September 30, 2015
In February 2015, the FASB issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
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
3. Restricted cash and cash equivalents
Restricted cash and cash equivalents as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer (1)	$—	$108,544
Restricted cash securing letter of credit facilities (2)	260,188	218,963
Restricted cash securing other reinsurance contracts (3)	344,240	89,800
	$604,428	$417,307

(1)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer cannot be released until the contract’s exposure has expired. The remaining collateralized reinsurance contracts written by the Catastrophe Reinsurer expired in July 2015 and the cedents agreed to release the collateral.

(2)
Restricted cash securing letter of credit facilities pertains to letters of credit issued to clients and cash securing these obligations that the Company will not be released from until the underlying reserves have been settled. The time period for which the Company expects these letters of credit to be in place varies from contract to contract, but can last at least several years.

(3)
Restricted cash securing other reinsurance contracts pertains to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until all underlying risks have expired or have been settled. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last at least several years.

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	September 30, 2015	December 31, 2014
Assets	($ in thousands)
Total investments in securities and commodities	$2,053,777	$1,828,761
Cash and cash equivalents	10	3
Restricted cash and cash equivalents (1)	604,428	308,763
Due from brokers	303,597	58,241
Securities purchased under an agreement to sell	—	29,852
Derivative assets	27,337	21,130
Interest and dividends receivable	10,030	2,590
Other assets	—	325
Total assets	2,999,179	2,249,665
Liabilities and non-controlling interest
Accounts payable and accrued expenses	714	464
Securities sold, not yet purchased, at fair value	172,074	82,485
Due to brokers	695,019	312,609
Derivative liabilities	22,495	10,985
Interest and dividends payable	647	697
Non-controlling interest	15,597	40,241
Total liabilities and non-controlling interest	906,546	447,481
Total net investments managed by Third Point LLC	$2,092,633	$1,802,184

(1)	Includes amounts advanced to Third Point Re to fund collateral held in trust accounts.
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
Securities and commodities listed on a national securities or commodities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of September 30, 2015, securities valued at $567.1 million (December 31, 2014 - $434.4 million), representing 27.3% (December 31, 2014 – 23.5%) of investments in securities and derivative assets, and $1.5 million (December 31, 2014 - $1.3 million), representing 0.8% (December 31, 2014 – 1.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes or other quoted market prices for similar securities.

Private securities are not registered for public sale and are carried at an estimated fair value at the end of the period. Valuation techniques used by the Company may include market approach, last transaction analysis, liquidation analysis and/or discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct separate valuations of such private securities. The third party valuation firms provide written reports documenting their recommended valuation as of the determination date for the specified investments.
As of September 30, 2015, the Company had $16.6 million (December 31, 2014 - $2.3 million) of private securities fair valued by a third party valuation firm using information obtained from the Company’s Investment Manager. Private securities represented less than 1% (December 31, 2014 - less than 1%) of total investments in securities, commodities and derivative assets. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The Company’s free standing derivatives are recorded at fair value, and are included in the condensed consolidated balance sheets in derivative assets and derivative liabilities. The Company values exchange-traded derivatives at their last sales price on the exchange where they are primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by third party sources when available; otherwise, fair values are obtained from broker quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
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
As of September 30, 2015 and December 31, 2014, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	September 30, 2015		December 31, 2014
	($ in thousands)
Re-REMIC (1)	$226,047	44.0%	$131,568	32.9%
Subprime RMBS	162,738	31.7%	198,046	49.5%
Collateralized debt obligations	54,358	10.6%	9,397	2.3%
Other (2)	70,076	13.7%	61,223	15.3%
	$513,219	100.0%	$400,234	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A Positions, Commercial Mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of September 30, 2015, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by government sponsored entities. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the net asset value of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income (loss).
On December 18, 2014, the Company entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox Insurance Company (Bermuda) Limited’s (“Hiscox”) separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  On January 2, 2015 and June 1, 2015 the Company funded $5.0 million and $20.0 million, respectively, and there are no remaining commitments. The Company has elected the fair value option for this investment, which is recorded on the condensed consolidated balance sheets at fair value as a Level 3 asset. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager. The resulting net gains or losses are reflected in the condensed consolidated statements of income (loss).
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
For the nine months ended September 30, 2015 and 2014, there were no changes in the valuation techniques as they relate to the above.
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
Key inputs for over-the-counter (“OTC”) valuations vary based on the type of underlying security on which the contract was written:

•
The key inputs for most OTC option contracts include notional, strike price, maturity, payout structure, current foreign exchange forward and spot rates, current market price of the underlying security and volatility of the underlying security.

•	The key inputs for most forward contracts include notional, maturity, forward rate, spot rate, various interest rate curves and discount factor.

•
The key inputs for swap valuation will vary based on the type of underlying on which the contract was written. Generally, the key inputs for most swap contracts include notional, swap period, fixed rate, credit or interest rate curves, current market or spot price of the underlying security and the volatility of the underlying security.

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,244,646	$25,348	$—	$1,269,994
Private common equity securities	—	982	601	1,583
Private preferred equity securities	—	—	18,263	18,263
Total equities	1,244,646	26,330	18,864	1,289,840
Asset-backed securities	—	509,361	3,858	513,219
Bank debts	—	—	7,681	7,681
Corporate bonds	—	94,208	3,235	97,443
Sovereign debt	—	118,679	17	118,696
Total debt securities	—	722,248	14,791	737,039
Investments in limited partnerships	—	2,427	5,913	8,340
Options	3,925	3,472	—	7,397
Rights and warrants	1,039	—	—	1,039
Trade claims	—	10,122	—	10,122
Investment in Kiskadee Fund	—	—	25,984	25,984
Total other investments	4,964	16,021	31,897	52,882
Derivative assets (free standing)	—	27,337	—	27,337
Total assets	$1,249,610	$791,936	$65,552	$2,107,098
Liabilities
Equity securities	$125,666	$—	$—	$125,666
Sovereign debt	—	6,031	—	6,031
Corporate bonds	—	30,323	—	30,323
Options	6,728	3,326	—	10,054
Total securities sold, not yet purchased	132,394	39,680	—	172,074
Derivative liabilities (free standing)	903	20,572	1,020	22,495
Derivative liabilities (embedded)	—	—	10,075	10,075
Total liabilities	$133,297	$60,252	$11,095	$204,644

	December 31, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,158,428	$15,207	$—	$1,173,635
Private common equity securities	—	2,718	1,443	4,161
Total equities	1,158,428	17,925	1,443	1,177,796
Asset-backed securities	—	395,514	4,720	400,234
Bank debts	—	2,395	—	2,395
Corporate bonds	—	56,795	3,799	60,594
Municipal bonds	—	3,094	—	3,094
Sovereign debt	—	103,331	—	103,331
Total debt securities	—	561,129	8,519	569,648
Investments in limited partnerships	—	55,756	6,354	62,110
Options	3,205	3,791	—	6,996
Rights and warrants	1,843	—	—	1,843
Trade claims	—	10,368	—	10,368
Catastrophe bond	—	2,077	—	2,077
Total other investments	5,048	71,992	6,354	83,394
Derivative assets (free standing)	380	20,750	—	21,130
Total assets	$1,163,856	$671,796	$16,316	$1,851,968
Liabilities
Equity securities	$33,222	$—	$—	$33,222
Sovereign debt	—	29,350	—	29,350
Corporate bonds	—	13,312	—	13,312
Options	3,755	2,846	—	6,601
Total securities sold, not yet purchased	36,977	45,508	—	82,485
Derivative liabilities (free standing)	505	9,548	962	11,015
Derivative liabilities (embedded)	—	—	9,289	9,289
Total liabilities	$37,482	$55,056	$10,251	$102,789
During the nine months ended September 30, 2015, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the year ended December 31, 2014, the Company reclassified $86.6 million of private common equity securities from Level 2 to Level 1 equity securities. This reclassification was the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date.

The following table presents the reconciliation of all investments measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014:

	July 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2015
	($ in thousands)
Assets
Private common equity securities	$962	$—	$—	$—	$(361)	$601
Private preferred equity securities	13,474	—	5,084	—	(295)	18,263
Asset-backed securities	1,843	916	1,125	(62)	36	3,858
Bank debts	7,404	—	—	—	277	7,681
Corporate bonds	2,772	—	—	(107)	570	3,235
Sovereign debt	18	—	—	—	(1)	17
Investments in limited partnerships	6,156	—	—	—	(243)	5,913
Investment in Kiskadee Fund	25,183	—	—	—	801	25,984
Total assets	$57,812	$916	$6,209	$(169)	$784	$65,552
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$—	$—	$(1,020)
Derivative liabilities (embedded)	(9,817)	—	—	(2,354)	2,096	(10,075)
Total liabilities	$(10,837)	$—	$—	$(2,354)	$2,096	$(11,095)

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$—	$—	$(842)	$601
Private preferred equity securities	—	—	13,586	—	4,677	18,263
Asset-backed securities	4,720	(3,599)	2,024	(1,061)	1,774	3,858
Bank debts	—	—	7,634	—	47	7,681
Corporate bonds	3,799	—	—	(259)	(305)	3,235
Sovereign debt	—	19	—	—	(2)	17
Investments in limited partnerships	6,354	—	725	(267)	(899)	5,913
Investment in Kiskadee Fund	—	—	25,000	—	984	25,984
Total assets	$16,316	$(3,580)	$48,969	$(1,587)	$5,434	$65,552
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(174)	$116	$(1,020)
Derivative liabilities (embedded)	(9,289)	—	—	(3,152)	2,366	(10,075)
Total liabilities	$(10,251)	$—	$—	$(3,326)	$2,482	$(11,095)

	July 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2014
	($ in thousands)
Assets
Private common equity securities	$2,300	$(2,300)	$—	$—	$—	$—
Asset-backed securities	2,441	(520)	288	(18)	243	2,434
Corporate bonds	5,153	(811)	—	(152)	(226)	3,964
Sovereign debt	30	(11)	—	—	—	19
Investments in limited partnerships	5,771	—	1,525	—	(526)	6,770
Total assets	$15,695	$(3,642)	$1,813	$(170)	$(509)	$13,187
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(1,013)	$780	$(233)
Derivative liabilities (embedded)	(5,538)	—	—	(2,264)	(111)	(7,913)
Total liabilities	$(5,538)	$—	$—	$(3,277)	$669	$(8,146)

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2014
	($ in thousands)
Assets
Private common equity securities	$2,012	$(2,300)	$—	$—	$288	$—
Asset-backed securities	400	(2,151)	4,093	(1,921)	2,013	2,434
Corporate bonds	4,610	(811)	821	(484)	(172)	3,964
Sovereign debt	—	(11)	30	—	—	19
Investments in limited partnerships	5,292	—	1,579	—	(101)	6,770
Total assets	$12,314	$(5,273)	$6,523	$(2,405)	$2,028	$13,187
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(1,013)	$780	$(233)
Derivative liabilities (embedded)	(4,430)	—	—	(3,046)	(437)	(7,913)
Total liabilities	$(4,430)	$—	$—	$(4,059)	$343	$(8,146)

(1)	Total change in realized and unrealized gain (loss) recorded on Level 3 financial instruments is included in net investment income in the condensed consolidated statements of income (loss).
Total unrealized gains related to fair value assets using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 was $5.3 million (2014 - $0.4 million).
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

September 30, 2015
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Corporate bond	$2,210	Discounted Cash Flow	Yield	8.1-9.1%
			Duration	3 years
			Credit Spread	786 bps
			Volatility	25.0-35.0%
Asset backed security	$1,245	Probability Weighted	Probability	85.0%
Derivative liabilities (embedded)	$10,075	Discounted cash flow	Contractual Variable Annual Investment Credit	0.0 - 3.5%
			Mean Monthly Investment Return	1.2%
			Duration from Inception of Contracts	4.00 - 5.50 years
			Duration from Valuation Date	1.00 - 5.25 years
			Interest Rates	U.S. Treasury Spot Rates

December 31, 2014
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Corporate bond	$2,346	Discounted cash flow	Yield	14.9-16.9%
			Duration	3 years
			Credit spreads	1,376-1,576 bps
			Volatility	20.0-30.0%
Derivative liabilities (embedded)	$9,289	Discounted cash flow	Contractual Variable Annual Investment Credit	0.0 - 3.5%
			Mean Monthly Investment Return	1.2%
			Duration from Inception of Contracts	4.00 - 5.50 years
			Duration from Valuation Date	1.75 - 5.00 years
			Interest Rates	U.S. Treasury Spot Rates
5. Repurchase and reverse repurchase agreements
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. Interest expense and income related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. For the three months ended September 30, 2015, foreign currency gains of $0.1 million (2014 - loss of $2.4 million) on reverse repurchase agreements and losses of $0.3 million (2014 - $nil) on repurchase agreements are included in net investment income (loss) in the condensed consolidated statements of income (loss). For the nine months ended September 30, 2015, foreign currency losses of $2.2 million (2014 - $2.6 million) on reverse repurchase agreements and losses of $0.04 million (2014 - $nil) on repurchase agreements are included in net investment income (loss) in the condensed consolidated statements of income (loss). Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days.

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
Due from/to brokers include cash balances maintained with the Company’s prime brokers, investment receivables, margin debt balances, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from/to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of September 30, 2015, the Company’s due from/to brokers includes a total non-U.S. currency receivable balance of $38.9 million (December 31, 2014 - payable of $1.1 million).
The Company uses prime brokerage arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of September 30, 2015, the Company had $604.4 million (December 31, 2014 - $308.8 million) of restricted cash securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activity. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the condensed consolidated statements of income (loss).

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of September 30, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$16,157	$118,096
Equity Price
Contracts for Differences - Long Contracts	USD	1,227	6,072
Contracts for Differences - Short Contracts	AUD/CHF/EUR/GBP/JPY/USD	5,035	57,496
Total Return Swaps - Long Contracts	JPY	1,202	16,366
Total Return Swaps - Short Contracts	AUD/JPY/USD	494	17,853
Interest Rates
Interest Rate Swaptions	JPY/USD	174	75,457
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/EUR/GBP/MXN/SAR	626	138,207
Foreign Currency Options - Purchased	CNH/SAR	2,422	274,945
Total Derivative Assets		$27,337	$704,492

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$2,919	$38,582
Credit Default Swaps - Protection Sold	USD	1,873	6,019
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	9,971	41,710
Contracts for Differences - Short Contracts	EUR/USD	1,054	47,773
Total Return Swaps - Long Contracts	JPY/USD	4,605	20,700
Total Return Swaps - Short Contracts	AUD/JPY	429	14,311
Interest Rates
Bond Futures - Short Contracts	JPY	457	138,323
Interest Rate Swaptions	JPY/USD	68	118,105
Treasury Futures - Short Contracts	USD	445	36,418
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR/JPY	367	77,798
Foreign Currency Options - Sold	CNH	307	48,814
Total Derivative Liabilities (free standing)		$22,495	$588,553

Embedded derivative liabilities in reinsurance contracts (3)	USD	$5,715	$20,000
Embedded derivative liabilities in deposit contracts (4)	USD	4,360	75,000
Total Derivative Liabilities (embedded)		$10,075	$95,000

(1)
AUD = Australian Dollar, CAD = Canadian Dollar,  CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound, JPY = Japanese Yen, MXN = Mexican Peso, SAR = Saudi Arabian Riyal, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of September 30, 2015, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheet.

(4)	The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the condensed consolidated balance sheet.

	As of December 31, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$269	$25,168
Credit
Credit Default Swaps - Protection Purchased	USD	9,456	89,772
Credit Default Swaps - Protection Sold	USD	205	2,084
Equity Price
Contracts for Differences - Long Contracts	USD	263	3,080
Contracts for Differences - Short Contracts	AUD/EUR	186	6,428
Total Return Swaps - Long Contracts	USD	43	1,874
Total Return Swaps - Short Contracts	USD	34	9,763
Interest Rates
Commodity Futures - Short Contracts	USD	78	186,280
Foreign Currency Exchange Rates
Foreign Currency Forward	CAD/EUR/GBP/JPY	4,241	228,416
Foreign Currency Options - Purchased	EUR/JPY/KRW/SAR	6,355	283,439
Total Derivative Assets		$21,130	$836,304

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$285	$12,012
Credit
Credit Default Swaps - Protection Purchased	USD	3,230	49,465
Credit Default Swaps - Protection Sold	USD	1,319	5,142
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,404	48,152
Contracts for Differences - Short Contracts	AUD/NOK	130	3,070
Total Return Swaps - Long Contracts	USD	590	11,233
Interest Rates
Commodity Futures - Short Contracts	USD	220	467,956
Treasury Futures - Short Contracts	USD	280	10,119
Foreign Currency Exchange Rates
Foreign Currency Options - Sold	EUR/JPY/KRW	3,527	144,257
Catastrophe Risk derivatives	USD	30	6,000
Total Derivative Liabilities (free standing)		$11,015	$757,406

Embedded derivative liabilities in reinsurance contracts (3)	USD	$2,769	$15,000
Embedded derivative liabilities in deposit contracts (4)	USD	6,520	75,000
Total Derivative Liabilities (embedded)		$9,289	$90,000

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

The following tables set forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and nine months ended September 30, 2015 and 2014. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	Three months ended
	September 30, 2015		September 30, 2014
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit	($ in thousands)
Credit Default Swaps - Protection Purchased	$1,232	$3,026	$(1,479)	$2,843
Credit Default Swaps - Protection Sold	322	(556)	1,081	(1,181)
Equity Price
Contracts for Differences - Long Contracts	512	(12,058)	(1,397)	(5,837)
Contracts for Differences - Short Contracts	14,087	2,505	(1,396)	310
Total Return Swaps - Long Contracts	3,477	3,451	2,488	9,990
Total Return Swaps - Short Contracts	(108)	869	(1,112)	795
Index
Index Futures - Long Contracts	—	—	(840)	—
Index Futures - Short Contracts	—	—	79	369
Interest Rates
Bond Futures - Short Contracts	(1,702)	232	(273)	101
Commodity Futures - Short Contracts	—	—	(6)	(80)
Interest Rate Swaps	119	(530)	107	(82)
Interest Rate Swaptions	265	(978)	(42)	(272)
Treasury Futures - Short Contracts	(2,746)	(600)	(399)	191
Foreign Currency Exchange Rates
Foreign Currency Forward	2,656	(1,134)	5,037	7,417
Foreign Currency Options - Purchased	307	1,373	256	1,539
Foreign Currency Options - Sold	—	—	(78)	(463)
Reinsurance contract derivatives	—	—	—	780
	$18,421	$(4,400)	$2,026	$16,420
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$366	$—	$(21)
Embedded derivatives in deposit contracts	—	1,730	—	(90)
Total Derivative Liabilities (embedded)	$—	$2,096	$—	$(111)

	Nine months ended
	September 30, 2015		September 30, 2014
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodity Future Options - Purchased	$(286)	$285	$(271)	$(5)
Commodity Future Options - Sold	272	(269)	316	(168)
Credit
Credit Default Swaps - Protection Purchased	617	3,431	(3,793)	(678)
Credit Default Swaps - Protection Sold	2,017	(1,916)	1,266	(977)
Equity Price
Contracts for Differences - Long Contracts	(335)	(7,602)	3,639	(12,972)
Contracts for Differences - Short Contracts	12,150	3,925	(3,734)	361
Total Return Swaps - Long Contracts	2,859	(2,857)	12,279	10,323
Total Return Swaps - Short Contracts	(159)	31	(588)	298
Index
Index Futures - Long Contracts	1,144	—	(840)	—
Index Futures - Short Contracts	—	—	(253)	441
Interest Rates
Bond Futures - Short Contracts	(1,702)	(457)	(817)	(253)
Interest Rate Swaps	119	—	(350)	267
Commodities Futures - Short Contracts	(201)	143	(6)	(80)
Interest Rate Swaptions	(286)	(419)	487	(1,848)
Treasury Futures - Short Contracts	(2,685)	(165)	(1,040)	62
Foreign Currency Exchange Rates
Foreign Currency Forward	20,071	(3,984)	5,256	4,877
Foreign Currency Options - Purchased	1,255	(1,936)	(1,484)	(613)
Foreign Currency Options - Sold	992	132	608	(78)
Reinsurance contract derivatives	30	—	—	780
	$35,872	$(11,658)	$10,675	$(263)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$(5)	$211	$—	$(127)
Embedded derivatives in deposit contracts	—	2,160	—	(310)
Total Derivative Liabilities (embedded)	$(5)	$2,371	$—	$(437)
*Unrealized gain (loss) relates to derivatives still held at reporting date.

The Company’s derivative contracts are generally subject to the International Swaps and Derivatives Association (“ISDA”) Master Agreements or other similar agreements that contain provisions setting forth events of default and/or termination events (“credit-risk-related contingent features”), including but not limited to provisions setting forth maximum permissible declines in the Company’s net asset value. Upon the occurrence of a termination event with respect to an ISDA Agreement, the Company’s counterparty could elect to terminate the derivative contracts governed by such agreement, resulting in the realization of any net gains or losses with respect to such derivative contracts and the return of collateral held by such party. During the nine months ended September 30, 2015, no termination events were triggered under the ISDA Master Agreements. As of September 30, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $7.1 million (December 31, 2014 - $1.9 million) for which the Company posted $54.0 million (December 31, 2014 - $27.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $2.3 million) in cash from certain counterparties as of September 30, 2015. If the credit-risk-related contingent features underlying these instruments had been triggered as of September 30, 2015 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
As of September 30, 2015 and December 31, 2014, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
September 30, 2015 Counterparty	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$2,113	$1,987	$—	$126
Counterparty 2	885	450	—	435
Counterparty 3	5,713	5,713	—	—
Counterparty 4	4,271	2,914	—	1,357
Counterparty 5	7,801	2,010	—	5,791
Counterparty 6	6,351	3,809	1,942	600
Counterparty 7	95	—	44	51
Counterparty 8	2,781	1,062	—	1,719
Counterparty 9	799	799	—	—
Total	$30,809	$18,744	$1,986	$10,079

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
September 30, 2015 Counterparty	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,045	$1,987	$58	$—
Counterparty 2	450	450	—	—
Counterparty 3	12,509	5,713	6,796	—
Counterparty 4	3,033	2,914	119	—
Counterparty 5	2,010	2,010	—	—
Counterparty 6	3,809	3,809	—	—
Counterparty 7	—	—	—	—
Counterparty 8	1,062	1,062	—	—
Counterparty 9	891	799	—	92
Total	$25,809	$18,744	$6,973	$92

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $3.5 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $3.3 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

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

8. Loss and loss adjustment expense reserves
As of September 30, 2015 and December 31, 2014, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Case loss and loss adjustment expense reserves	$80,579	$64,343
Incurred but not reported loss and loss adjustment expense reserves	336,169	210,777
Deferred gains on retroactive reinsurance contracts	3,901	2,242
	$420,649	$277,362
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$277,362	$134,331
Less: loss and loss adjustment expenses recoverable, beginning of period	(814)	(9,277)
Net reserves for loss and loss adjustment expenses, beginning of period	276,548	125,054
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	324,951	149,325
Prior years	(8,443)	1,458
Amortization of deferred gains on retroactive reinsurance contracts	(172)	—
Total incurred loss and loss adjustment expenses	316,336	150,783
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(58,315)	(41,538)
Prior years	(113,137)	(48,398)
Total net paid losses	(171,452)	(89,936)
Foreign currency translation	(967)	—
Net reserve for loss and loss adjustment expenses, end of period	420,465	185,901
Plus: loss and loss adjustment expenses recoverable, end of period	184	1,412
Gross reserve for loss and loss adjustment expenses, end of period	$420,649	$187,313

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
The $8.4 million decrease in prior years’ reserves for the nine months ended September 30, 2015 includes $8.8 million of net favorable reserve development related to re-estimating loss reserves and $0.4 million of adverse development resulting from increases in premium estimates on certain contracts. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The net $8.8 million of favorable prior years’ reserve development for the nine months ended September 30, 2015 was accompanied by net increases of $13.3 million in acquisition costs, resulting in a net increase of

$4.5 million in net underwriting loss. The $4.5 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree resulting in the net favorable development being more than offset by acquisition costs in the current period. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
The $1.5 million increase in prior years’ reserves for the nine months ended September 30, 2014 reflects $0.9 million of net adverse loss development and $0.6 million of additional reserves for loss and loss adjustment expenses resulting from premium estimate increases on certain contracts. The change in loss and loss adjustment expense reserves related to premium estimate changes was accompanied by similar changes in the net premiums earned for those contracts, resulting in minimal impact to net underwriting loss for that period.
The net paid losses of $171.5 million for the nine months ended September 30, 2015 included $63.5 million of paid losses related to two contracts that were commuted in the period.
9. Management, performance and founders fees
The Company, Third Point Re and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, Third Point Advisors LLC receives a performance fee allocation equal to 20% of the net investment income of the Company’s share of the investment assets managed by Third Point LLC. The performance fee accrued on net investment income is included in liabilities as a performance fee payable during the period, unless funds are redeemed from the Joint Venture accounts, in which case, the proportionate share of performance fee associated with the redemption is allocated to non-controlling interests. At the end of each year, the portion of the performance fee payable that has not been included in non-controlling interests through redemptions is then allocated to Third Point Advisors LLC’s capital account in accordance with the Investment Agreements.
The performance fee is subject to a loss carryforward provision pursuant to which Third Point Advisors LLC is required to maintain a Loss Recovery Account which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements.
Additionally, a total management fee equal to 2% annually of the Company’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and various founding investors (“Founders”) of the Company. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.
Investment fee expenses related to the Investment Agreements, which are included in net investment income (loss) in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Management fees - Third Point LLC	$1,645	$1,290	$4,753	$3,718
Management fees - Founders	9,320	7,315	26,935	21,075
Performance fees - Third Point Advisors LLC	(24,197)	(165)	862	21,837
	$(13,232)	$8,440	$32,550	$46,630
The negative performance fees for the three months ended September 30, 2015 were due to the net investment loss in the period which resulted in the reversal of performance fees accrued in the first six months of 2015. As of September 30, 2015, there was no performance fee payable and $0.9 million of performance fees, related to redemptions during the period, had been earned by Third Point Advisors LLC and were included in non-controlling interests. As of December 31, 2014, $19.9 million related to performance fees earned by Third Point Advisors LLC were included in non-controlling interests.
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
The following table represents activity in the deposit liabilities for the nine months ended September 30, 2015 and year ended December 31, 2014:

	September 30, 2015	December 31, 2014
	($ in thousands)
Balance, beginning of period	$145,430	$120,946
Consideration received	7,450	18,398
Consideration receivable	13,795	—
Net investment expense allocation and change in fair value of embedded derivatives	1,010	6,436
Payments	(475)	(350)
Balance, end of period	$167,210	$145,430

11. Senior notes payable and letter of credit facilities
Senior notes payable
As of September 30, 2015, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of September 30, 2015, the Company had capitalized $1.7 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of September 30, 2015, the Notes had an estimated fair value of $113.3 million. The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.
Letters of credit
As of September 30, 2015, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral	Renewal Date
September 30, 2015	($ in thousands)
BNP Paribas	$50,000	$9,073	$9,073	April 2, 2016
Citibank	250,000	186,873	186,873	January 23, 2016
J.P. Morgan	50,000	37,551	37,926	August 22, 2016
Lloyds Bank	150,000	26,316	26,316	December 31, 2016 and 2018
	$500,000	$259,813	$260,188

12. Net investment income (loss)
Net investment income (loss) for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$3,157	$53,378	$91,759	$184,686
Net unrealized losses on investments and investment derivatives	(216,226)	(62,448)	(168,468)	(67,407)
Net gains (losses) on foreign currencies	(1,705)	13,125	(1,215)	4,851
Dividend and interest income	10,380	6,628	28,500	22,405
Dividends paid on securities sold, not yet purchased	(247)	—	(669)	(34)
Management and performance fees	13,232	(8,440)	(32,550)	(46,630)
Other expenses	(2,550)	(1,573)	(8,037)	(6,743)
Net investment income (loss) on investments managed by Third Point LLC	(193,959)	670	(90,680)	91,128
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	2	27	29	84
Net gain on catastrophe bond held by Catastrophe Reinsurer	—	75	10	80
Net gain on investment in Kiskadee Fund	801	—	984	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	—	780	30	780
	$(193,156)	$1,552	$(89,627)	$92,072

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net investment income (loss) by asset class	($ in thousands)
Net investment gains (losses) on equity securities	$(211,253)	$6,282	$(132,310)	$56,927
Net investment gains (losses) on debt securities	(17,233)	(5,435)	46,665	81,540
Net investment losses on other investments	(1,611)	(25,807)	(28,611)	(30,787)
Net investment gains on investment derivatives	14,021	18,446	24,214	10,412
Net investment gains on securities sold, not yet purchased	13,610	4,861	39,974	20,245
Net investment income (loss) on cash, including foreign exchange gains (losses)	(2,295)	15,095	(916)	5,921
Net investment gains (losses) on securities purchased under an agreement to resell	27	(2,381)	(2,287)	(2,592)
Net investment losses on securities sold under an agreement to repurchase	(347)	—	(86)	—
Management and performance fees	13,232	(8,440)	(32,550)	(46,630)
Other investment expenses	(1,307)	(1,069)	(3,720)	(2,964)
	$(193,156)	$1,552	$(89,627)	$92,072

13. Other expenses
Other expenses for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Deposit liabilities investment expense	$1,187	$2,644	$3,170	$3,687
Reinsurance contracts investment expense	1,579	227	4,882	665
Change in fair value of embedded derivatives in deposit and reinsurance contracts	(2,096)	111	(2,366)	437
	$670	$2,982	$5,686	$4,789
14. Income taxes
We provide for income tax expense or benefit based upon pre-tax income or loss reported in the condensed consolidated financial statements and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
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
The Company is also subject to uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of September 30, 2015, the Company has accrued $2.0 million for uncertain tax positions.

For the three and nine months ended September 30, 2015 and 2014, the Company recorded income tax expense (benefit), as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Income tax expense (benefit) - U.S. subsidiaries (1)	$(9,209)	$—	$(8,521)	$—
Income tax expense - U.K. subsidiaries	3	3	9	21
Uncertain tax positions	35	300	(615)	1,700
Withholding taxes on certain investment transactions	1,390	1,239	3,359	2,196
	$(7,781)	$1,542	$(5,768)	$3,917

(1)
The Company has accrued $8.5 million of net deferred tax assets as of September 30, 2015, which is included in other assets in the condensed consolidated balance sheets. As of September 30, 2015, the net deferred tax asset was primarily the result of investment losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.

15. Share capital
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of September 30, 2015, 105,479,341 common shares were issued and outstanding. No preference shares have been issued to date.
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
As of September 30, 2015, 9,786,902 (December 31, 2014 - 10,052,579) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
Total share based compensation expense of $2.8 million for the three months ended September 30, 2015 (2014 - $2.5 million) was included in general and administrative expenses. Total share based compensation expense of $8.6 million for the nine months ended September 30, 2015 (2014 - $7.0 million) was included in general and administrative expenses.
As of September 30, 2015, the Company had $16.5 million (December 31, 2014 - $20.0 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.4 years (December 31, 2014 - 1.6 years).

Management and director options
The management and director options activity for the nine months ended September 30, 2015 and year ended December 31, 2014 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2014	10,981,075	$13.23
Granted - employees	348,836	18.25
Forfeited	(279,070)	13.20
Exercised	(60,000)	10.00
Balances as of December 31, 2014	10,990,841	13.41
Forfeited	(306,976)	14.36
Exercised	(433,279)	10.00
Balances as of September 30, 2015	10,250,586	$13.52
As of September 30, 2015, the weighted average remaining contractual term for options outstanding was 6.2 years (December 31, 2014 - 7.1 years).
The following table summarizes information about the Company’s management and director share options outstanding as of September 30, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00-$10.89	5,788,392	$10.03	6.22	3,374,437	$10.02
$15.05-$16.89	2,265,981	15.94	6.31	1,293,889	15.99
$20.00-$25.05	2,196,213	20.22	6.25	1,279,935	20.09
	10,250,586	$13.52	6.24	5,948,261	$13.36
For the three months ended September 30, 2015, the Company recorded $1.5 million (2014 - $1.7 million) of share compensation expense related to share options. For the nine months ended September 30, 2015, the Company recorded $4.6 million (2014 - $5.1 million) of share compensation expense related to share options.
The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2015 was $19.8 million and $11.6 million, respectively (December 31, 2014 - $28.4 million and $14.0 million, respectively).
Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the restricted shares with only a service condition for the nine months ended September 30, 2015 and year ended December 31, 2014 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2014	657,156	$10.30
Granted	49,684	15.39
Forfeited	(17,800)	10.00
Vested	(72,926)	15.56
Balance as of December 31, 2014	616,114	10.10
Granted	118,120	13.06
Forfeited	(7,267)	13.76
Vested	(386,500)	10.02
Balance as of September 30, 2015	340,467	$11.89
For the three months ended September 30, 2015, the Company did not issue restricted shares to employees or directors (2014 - 40,070 to directors). For the nine months ended September 30, 2015, the Company issued 71,429 restricted shares to employees (2014 - 9,614) and 46,691 restricted shares to directors (2014 - 40,070). The restricted shares issued to employees in 2014 and 2015 will vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. The restricted shares issued to directors in 2014 vested on December 31, 2014 and those issued in 2015 will vest on December 31, 2015.
For the three months ended September 30, 2015, the Company recorded $0.4 million (2014 - $0.8 million) of share compensation expense related to restricted share awards. For the nine months ended September 30, 2015, the Company recorded $1.6 million (2014 - $1.8 million) of share compensation expense related to restricted share awards.
Restricted shares with performance condition
In December 2014 and February 2015, the Company granted performance-based restricted shares to certain employees pursuant to the Omnibus Plan. Performance based restricted shares vest based on continued service and the achievement of certain financial performance measures over a three-year measurement period. The number of performance-based restricted shares that will be retained upon vesting will vary based on the level of achievement of the performance goals. The vesting date for these awards are March 1, 2017 and March 1, 2018, respectively. The formula for determining the amount of shares that will vest is based on underwriting performance of the property and casualty reinsurance segment including underwriting income and the amount of float generated, as defined in the relevant award agreements.
Restricted share award activity for the restricted shares with a service and performance condition for the nine months ended September 30, 2015 and year ended December 31, 2014 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2014	—	—	$—
Granted	459,746	306,496	14.60
Balance as of December 31, 2014	459,746	306,496	14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Balance as of September 30, 2015	921,553	614,362	$14.28

For the three and nine months ended September 30, 2015, the Company recorded $0.9 million and $2.4 million, respectively, of share compensation expense related to the performance-based restricted shares (2014 - $nil for prior year periods).

17. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets as a separate component of shareholders’ equity. Non-controlling interests as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	($ in thousands)
Catastrophe Fund	$325	$60,153
Catastrophe Fund Manager	—	(259)
Joint Venture - Third Point Advisors LLC share	15,597	40,241
	$15,922	$100,135

Income (loss) attributable to non-controlling interests for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Catastrophe Fund	$(139)	$3,253	$(123)	$3,872
Catastrophe Fund Manager	—	72	(33)	(18)
Joint Venture - Third Point Advisors LLC share	(1,582)	92	(507)	1,586
	$(1,721)	$3,417	$(663)	$5,440
As of September 30, 2015, the following entities were consolidated in accordance with the Financial Accounting Standards Board’s consolidations voting model (ASC 810):

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of September 30, 2015, Third Point Re’s investment in the Catastrophe Fund was $0.4 million (December 31, 2014 - $59.5 million), representing approximately 49.7% (December 31, 2014 - 49.7%) of the Catastrophe Fund’s issued, non-voting, participating share capital.
During the nine months ended September 30, 2015, the Catastrophe Fund distributed $118.7 million (Third Point Re’s share - $59.0 million) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $59.7 million for the nine months ended September 30, 2015.

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
As of September 30, 2015, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities in accordance with U.S. GAAP. Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded Third Point Advisors LLC’s minority interests as a non-controlling interest in the condensed consolidated statements of shareholders’ equity.
For the nine months ended September 30, 2015, a net distribution of $24.1 million (2014 - $51.0 million) was made to Third Point Advisors LLC and reduced the amount of the non-controlling interest.
As of September 30, 2015, the following entities were not consolidated as per ASC 810: Consolidation:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. Third Point Re invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of September 30, 2015, Third Point Re held a 10.8% (December 31, 2014 - 9.8%) interest in the Cayman Holdco. Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income (loss).
As of September 30, 2015, the estimated fair value of the investment in the limited partnership was $2.4 million (December 31, 2014 - $55.8 million).  The Cayman HoldCo made net distributions of $47.6 million to Third Point Re during the period ended September 30, 2015 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $11.4 million (December 31, 2014 - $11.4 million) in the Hellenic Fund, of which $0.7 million (2014 - $1.6 million) was called and $0.3 million (2014 - $0.7 million) was distributed during the nine months ended September 30, 2015.
As of September 30, 2015, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.9 million (December 31, 2014 - $6.3 million), representing a 3.0% interest (December 31, 2014 - 3.0%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income (loss).
The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings (loss) per share
The following sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	104,117,448	103,295,920	103,931,871	103,275,204
Dilutive effect of options	—	—	—	1,494,711
Dilutive effect of warrants	—	—	—	1,684,860
Diluted number of common shares outstanding	104,117,448	103,295,920	103,931,871	106,454,775
Basic net income (loss) per common share:
Net income (loss)	$(195,715)	$(5,997)	$(129,583)	$65,074
Income allocated to participating shares	—	—	—	(420)
Net income (loss) available to common shareholders	$(195,715)	$(5,997)	$(129,583)	$64,654
Basic net income (loss) per common share	$(1.88)	$(0.06)	$(1.25)	$0.63
Diluted net income (loss) per common share
Net income (loss)	$(195,715)	$(5,997)	$(129,583)	$65,074
Income allocated to participating securities	—	—	—	(408)
Net income (loss) available to common shareholders	$(195,715)	$(5,997)	$(129,583)	$64,666
Diluted net income (loss) per common share	$(1.88)	$(0.06)	$(1.25)	$0.61
For the three months ended September 30, 2015, options of 10,350,458 (2014 - 11,327,302) and warrants of 4,651,163 (2014 - 4,651,163) were excluded from the computation of diluted loss per common share. For the nine months ended September 30, 2015, options of 9,863,064 and warrants of 4,651,163 were excluded from the computation of diluted loss per common share. As a result of the net loss in the three and nine months ended September 30, 2015 and three months ended September 30, 2014, no allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share for those periods.
For the nine months ended September 30, 2014, anti-dilutive options of 4,553,159 were excluded from the computation of diluted earnings per common share.
19. Related party transactions
In addition to the transactions disclosed in Note 4, 9 and 17 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C.
Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of Third Point Re and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of September 30, 2015, Loan LLC held $64.2 million (December 31, 2014 - $33.4 million) of Third Point Re’s investments, which are included in investments in securities, commodities, and derivative contracts in the condensed consolidated balance sheets. Third Point Re’s pro rata interest in the underlying investments registered in the name of Loan LLC and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).

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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of September 30, 2015, the investment portfolio had a maximum payout amount of approximately $198.9 million (December 31, 2014 - $666.9 million) relating to written put option contracts with expiration ranging from one month to four months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of September 30, 2015 was $9.5 million (December 31, 2014 - $4.5 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of September 30, 2015, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of September 30, 2015 and December 31, 2014:

September 30, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,878	$2,878	$—	$1,479	$(1,479)
Single name (251-500)	3,141	—	3,141	—	394	(394)
	$3,141	$2,878	$6,019	$—	$1,873	$(1,873)

December 31, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$5,142	$5,142	$—	$1,319	$(1,319)
Single name (251-500)	—	2,084	2,084	205	—	205
	$—	$7,226	$7,226	$205	$1,319	$(1,114)

(1)	As of September 30, 2015 and December 31, 2014, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of September 30, 2015. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the

Joint Ventures have master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of September 30, 2015, the Company’s maximum counterparty credit risk exposure was $10.1 million (December 31, 2014 - $9.7 million).
21. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of September 30, 2015, the Company had one unfunded capital commitment of $3.5 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
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
Financing
On February 13, 2015, TPRUSA issued $115.0 million of Notes due February 13, 2025. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes.
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

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$205,729	$(146)	$—	$205,583
Gross premiums ceded	(375)	—	—	(375)
Net premiums written	205,354	(146)	—	205,208
Change in net unearned premium reserves	3,597	—	—	3,597
Net premiums earned	208,951	(146)	—	208,805
Expenses
Loss and loss adjustment expenses incurred, net	158,387	150	—	158,537
Acquisition costs, net	50,527	(18)	—	50,509
General and administrative expenses	5,872	32	3,918	9,822
Total expenses	214,786	164	3,918	218,868
Net underwriting loss	(5,835)	n/a	n/a	n/a
Net investment income (loss)	(51,988)	1	(141,169)	(193,156)
Other expenses	(670)	—	—	(670)
Interest expense	—	—	(2,074)	(2,074)
Foreign exchange gains	—	—	746	746
Income tax benefit	—	—	7,781	7,781
Segment loss including non-controlling interests	(58,493)	(309)	(138,634)	(197,436)
Segment loss attributable to non-controlling interests	—	140	1,581	1,721
Segment loss	$(58,493)	$(169)	$(137,053)	$(195,715)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	75.8%
Acquisition cost ratio	24.2%
Composite ratio	100.0%
General and administrative expense ratio	2.8%
Combined ratio	102.8%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended September 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$603,303	$(44)	$—	$603,259
Gross premiums ceded	(1,852)	—	—	(1,852)
Net premiums written	601,451	(44)	—	601,407
Change in net unearned premium reserves	(133,001)	52	—	(132,949)
Net premiums earned	468,450	8	—	468,458
Expenses
Loss and loss adjustment expenses incurred, net	316,186	150	—	316,336
Acquisition costs, net	152,665	(1)	—	152,664
General and administrative expenses	18,681	463	16,653	35,797
Total expenses	487,532	612	16,653	504,797
Net underwriting loss	(19,082)	n/a	n/a	n/a
Net investment income (loss)	(23,623)	69	(66,073)	(89,627)
Other expenses	(5,686)	—	—	(5,686)
Interest expense	—	—	(5,162)	(5,162)
Foreign exchange gains	—	—	800	800
Income tax benefit	—	—	5,768	5,768
Segment loss including non-controlling interests	(48,391)	(535)	(81,320)	(130,246)
Segment loss attributable to non-controlling interests	—	156	507	663
Segment loss	$(48,391)	$(379)	$(80,813)	$(129,583)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	67.5%
Acquisition cost ratio	32.6%
Composite ratio	100.1%
General and administrative expense ratio	4.0%
Combined ratio	104.1%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three Months Ended September 30, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$124,931	$1,472	$—	$126,403
Gross premiums ceded	(150)	—	—	(150)
Net premiums written	124,781	1,472	—	126,253
Change in net unearned premium reserves	(23,294)	5,989	—	(17,305)
Net premiums earned	101,487	7,461	—	108,948
Expenses
Loss and loss adjustment expenses incurred, net	60,121	(6)	—	60,115
Acquisition costs, net	37,571	746	—	38,317
General and administrative expenses	5,556	648	3,920	10,124
Total expenses	103,248	1,388	3,920	108,556
Net underwriting loss	(1,761)	n/a	n/a	n/a
Net investment income (loss)	(137)	882	807	1,552
Other expenses	(2,982)	—	—	(2,982)
Income tax expense	—	—	(1,542)	(1,542)
Segment income (loss) including non-controlling interests	(4,880)	6,955	(4,655)	(2,580)
Segment income attributable to non-controlling interests	—	(3,325)	(92)	(3,417)
Segment income (loss)	$(4,880)	$3,630	$(4,747)	$(5,997)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	59.2%
Acquisition cost ratio	37.0%
Composite ratio	96.2%
General and administrative expense ratio	5.5%
Combined ratio	101.7%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended September 30, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$347,495	$12,003	$—	$359,498
Gross premiums ceded	(150)	—	—	(150)
Net premiums written	347,345	12,003	—	359,348
Change in net unearned premium reserves	(96,069)	(2,319)	—	(98,388)
Net premiums earned	251,276	9,684	—	260,960
Expenses
Loss and loss adjustment expenses incurred, net	150,789	(6)	—	150,783
Acquisition costs, net	92,477	854	—	93,331
General and administrative expenses	17,020	2,160	10,518	29,698
Total expenses	260,286	3,008	10,518	273,812
Net underwriting loss	(9,010)	n/a	n/a	n/a
Net investment income	13,458	944	77,670	92,072
Other expenses	(4,789)	—	—	(4,789)
Income tax expense	—	—	(3,917)	(3,917)
Segment income (loss) including non-controlling interests	(341)	7,620	63,235	70,514
Segment income attributable to non-controlling interests	—	(3,854)	(1,586)	(5,440)
Segment income (loss)	$(341)	$3,766	$61,649	$65,074

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	60.0%
Acquisition cost ratio	36.8%
Composite ratio	96.8%
General and administrative expense ratio	6.8%
Combined ratio	103.6%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three and nine months ended September 30, 2015 and 2014 as a percentage of total gross premiums written in the relevant period:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Largest contract	44.5%	60.5%	15.5%	29.2%
Second largest contract	27.1%	31.8%	15.2%	12.4%
Third largest contract	11.3%	14.1%	—%	11.2%
Total for contracts contributing greater than 10% each	82.9%	106.4%	30.7%	52.8%
Total for contracts contributing less than 10% each	17.1%	(6.4)%	69.3%	47.2%
	100.0%	100.0%	100.0%	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and nine months ended September 30, 2015 and 2014:

	Three months ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	($ in thousands)
Property	$21,863	10.6%	$(2,810)	(2.2)%	$70,854	11.7%	$78,577	21.9%
Casualty	161,980	78.9%	128,469	101.6%	320,990	53.2%	244,235	67.9%
Specialty	21,886	10.6%	(728)	(0.6)%	211,459	35.1%	24,683	6.9%
Total property and casualty reinsurance	205,729	100.1%	124,931	98.8%	603,303	100.0%	347,495	96.7%
Catastrophe risk management	(146)	(0.1)%	1,472	1.2%	(44)	—%	12,003	3.3%
	$205,583	100.0%	$126,403	100.0%	$603,259	100.0%	$359,498	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and nine months ended September 30, 2015 and 2014:

	Three months ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	($ in thousands)
Prospective	$114,029	55.5%	$126,403	100.0%	$495,195	82.1%	$356,822	99.3%
Retroactive (1)	91,554	44.5%	—	—%	108,064	17.9%	2,676	0.7%
	$205,583	100.0%	$126,403	100.0%	$603,259	100.0%	$359,498	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table provides a breakdown of the Company’s gross premiums written by source for the nine months ended September 30, 2015 and 2014:

	Nine months ended
	September 30, 2015		September 30, 2014
	($ in thousands)
Aon Benfield - a division of Aon plc	$173,888	28.8%	$54,072	15.0%
JLT Re	128,512	21.3%	—	—%
Capsicum Reinsurance Brokers	91,554	15.2%	—	—%
Willis Re	56,833	9.4%	55,589	15.5%
Advocate Reinsurance Partners, LLC	41,940	7.0%	51,002	14.2%
Stonehill Reinsurance Partners, LLC	33,932	5.6%	44,744	12.4%
Guy Carpenter & Company, LLC	20,872	3.5%	91,567	25.5%
TigerRisk Partners LLC	6,996	1.2%	13,852	3.9%
Other	48,732	8.0%	48,672	13.5%
	$603,259	100.0%	$359,498	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and nine months ended September 30, 2015 and 2014:

	Three months ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	($ in thousands)
United States	$52,515	25.5%	$85,686	67.7%	$242,382	40.2%	$288,420	80.3%
Bermuda	60,239	29.3%	41,529	32.9%	104,288	17.3%	46,478	12.9%
United Kingdom	92,829	45.2%	(812)	(0.6)%	256,589	42.5%	24,600	6.8%
	$205,583	100.0%	$126,403	100.0%	$603,259	100.0%	$359,498	100.0%

23. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the Company’s condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 and the condensed consolidating statements of income (loss) and cash flows for the three and nine months ended September 30, 2015 and 2014.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,289,840	$—	$1,289,840
Debt securities	—	—	737,039	—	737,039
Other investments	—	—	52,882	—	52,882
Total investments in securities and commodities	—	—	2,079,761	—	2,079,761
Cash and cash equivalents	2,517	28	8,274	—	10,819
Restricted cash and cash equivalents	—	—	604,428	—	604,428
Investment in subsidiaries	1,336,802	255,462	159,257	(1,751,521)	—
Due from brokers	—	—	303,597	—	303,597
Derivative assets, at fair value	—	—	27,337	—	27,337
Interest and dividends receivable	—	—	10,030	—	10,030
Reinsurance balances receivable	—	—	314,693	—	314,693
Deferred acquisition costs, net	—	—	192,451	—	192,451
Unearned premiums ceded	—	—	808	—	808
Loss and loss adjustment expenses recoverable	—	—	184	—	184
Amounts due from (to) affiliates	(41)	(230)	271	—	—
Other assets	792	1,884	11,555	—	14,231
Total assets	$1,340,070	$257,144	$3,712,646	$(1,751,521)	$3,558,339
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$4,801	$55	$7,442	$—	$12,298
Reinsurance balances payable	—	—	34,833	—	34,833
Deposit liabilities	—	—	167,210	—	167,210
Unearned premium reserves	—	—	567,565	—	567,565
Loss and loss adjustment expense reserves	—	—	420,649	—	420,649
Securities sold, not yet purchased, at fair value	—	—	172,074	—	172,074
Due to brokers	—	—	695,019	—	695,019
Derivative liabilities, at fair value	—	—	22,495	—	22,495
Interest and dividends payable	—	1,026	647	—	1,673
Senior notes payable, net of deferred costs	—	113,332	—	—	113,332
Total liabilities	4,801	114,413	2,087,934	—	2,207,148
Shareholders’ equity
Common shares	10,548	—	1,250	(1,250)	10,548
Additional paid-in capital	1,078,327	159,257	1,507,148	(1,666,405)	1,078,327
Retained earnings (deficit)	246,394	(16,526)	100,392	(83,866)	246,394
Shareholders’ equity attributable to shareholders	1,335,269	142,731	1,608,790	(1,751,521)	1,335,269
Non-controlling interests	—	—	15,922	—	15,922
Total shareholders’ equity	1,335,269	142,731	1,624,712	(1,751,521)	1,351,191
Total liabilities and shareholders’ equity	$1,340,070	$257,144	$3,712,646	$(1,751,521)	$3,558,339

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,177,796	$—	$1,177,796
Debt securities	—	—	569,648	—	569,648
Other investments	—	—	83,394	—	83,394
Total investments in securities and commodities	—	—	1,830,838	—	1,830,838
Cash and cash equivalents	140	—	28,594	—	28,734
Restricted cash and cash equivalents	—	—	417,307	—	417,307
Investment in subsidiaries	1,451,060	—	—	(1,451,060)	—
Due from brokers	—	—	58,241	—	58,241
Securities purchased under an agreement to sell	—	—	29,852	—	29,852
Derivative assets, at fair value	—	—	21,130	—	21,130
Interest and dividends receivable	—	—	2,602	—	2,602
Reinsurance balances receivable	—	—	303,649	—	303,649
Deferred acquisition costs, net	—	—	155,901	—	155,901
Loss and loss adjustment expenses recoverable	—	—	814	—	814
Other assets	600	666	2,246	—	3,512
Amounts due from (to) affiliates	1,339	(403)	(936)	—	—
Total assets	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,226	$518	$8,341	$—	$10,085
Reinsurance balances payable	—	—	27,040	—	27,040
Deposit liabilities	—	—	145,430	—	145,430
Unearned premium reserves	—	—	433,809	—	433,809
Loss and loss adjustment expense reserves	—	—	277,362	—	277,362
Securities sold, not yet purchased, at fair value	—	—	82,485	—	82,485
Due to brokers	—	—	312,609	—	312,609
Derivative liabilities, at fair value	—	—	11,015	—	11,015
Interest and dividends payable	—	—	697	—	697
Total liabilities	1,226	518	1,298,788	—	1,300,532
Shareholders’ equity
Common shares	10,447	—	1,251	(1,251)	10,447
Additional paid-in capital	1,065,489	—	1,072,671	(1,072,671)	1,065,489
Retained earnings (deficit)	375,977	(255)	377,393	(377,138)	375,977
Shareholders’ equity attributable to shareholders	1,451,913	(255)	1,451,315	(1,451,060)	1,451,913
Non-controlling interests	—	—	100,135	—	100,135
Total shareholders’ equity	1,451,913	(255)	1,551,450	(1,451,060)	1,552,048
Total liabilities and shareholders’ equity	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Three months ended September 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$205,583	$—	$205,583
Gross premiums ceded	—	—	(375)	—	(375)
Net premiums written	—	—	205,208	—	205,208
Change in net unearned premium reserves	—	—	3,597	—	3,597
Net premiums earned	—	—	208,805	—	208,805
Net investment loss	—	—	(193,156)	—	(193,156)
Equity in earnings of subsidiaries	(194,608)	(17,987)	—	212,595	—
Total revenues	(194,608)	(17,987)	15,649	212,595	15,649
Expenses
Loss and loss adjustment expenses incurred, net	—	—	158,537	—	158,537
Acquisition costs, net	—	—	50,509	—	50,509
General and administrative expenses	1,107	3	8,712	—	9,822
Other expenses	—	—	670	—	670
Interest expense	—	2,074	—	—	2,074
Foreign exchange gains	—	—	(746)	—	(746)
Total expenses	1,107	2,077	217,682	—	220,866
Loss before income tax benefit	(195,715)	(20,064)	(202,033)	212,595	(205,217)
Income tax benefit	—	2,572	5,209	—	7,781
Loss including non-controlling interests	(195,715)	(17,492)	(196,824)	212,595	(197,436)
Loss attributable to non-controlling interests	—	—	1,721	—	1,721
Net loss	$(195,715)	$(17,492)	$(195,103)	$212,595	$(195,715)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Nine months ended September 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$603,259	$—	$603,259
Gross premiums ceded	—	—	(1,852)	—	(1,852)
Net premiums written	—	—	601,407	—	601,407
Change in net unearned premium reserves	—	—	(132,949)	—	(132,949)
Net premiums earned	—	—	468,458	—	468,458
Net investment loss	—	—	(89,627)	—	(89,627)
Equity in earnings of subsidiaries	(122,501)	(12,770)	—	135,271	—
Total revenues	(122,501)	(12,770)	378,831	135,271	378,831
Expenses
Loss and loss adjustment expenses incurred, net	—	—	316,336	—	316,336
Acquisition costs, net	—	—	152,664	—	152,664
General and administrative expenses	7,082	223	28,492	—	35,797
Other expenses	—	—	5,686	—	5,686
Interest expense	—	5,162	—	—	5,162
Foreign exchange gains	—	—	(800)	—	(800)
Total expenses	7,082	5,385	502,378	—	514,845
Loss before income tax benefit	(129,583)	(18,155)	(123,547)	135,271	(136,014)
Income tax benefit	—	1,884	3,884	—	5,768
Loss including non-controlling interests	(129,583)	(16,271)	(119,663)	135,271	(130,246)
Loss attributable to non-controlling interests	—	—	663	—	663
Net loss	$(129,583)	$(16,271)	$(119,000)	$135,271	$(129,583)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Three months ended September 30, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$126,403	$—	$126,403
Gross premiums ceded	—	—	(150)	—	(150)
Net premiums written	—	—	126,253	—	126,253
Change in net unearned premium reserves	—	—	(17,305)	—	(17,305)
Net premiums earned	—	—	108,948	—	108,948
Net investment income	—	—	1,552	—	1,552
Equity in earnings of subsidiaries	(4,070)	—	—	4,070	—
Total revenues	(4,070)	—	110,500	4,070	110,500
Expenses
Loss and loss adjustment expenses incurred, net	—	—	60,115	—	60,115
Acquisition costs, net	—	—	38,317	—	38,317
General and administrative expenses	1,927	—	8,197	—	10,124
Other expenses	—	—	2,982	—	2,982
Total expenses	1,927	—	109,611	—	111,538
Income (loss) before income tax expense	(5,997)	—	889	4,070	(1,038)
Income tax expense	—	—	(1,542)	—	(1,542)
Income (loss) including non-controlling interests	(5,997)	—	(653)	4,070	(2,580)
Income attributable to non-controlling interests	—	—	(3,417)		(3,417)
Net income (loss)	$(5,997)	$—	$(4,070)	$4,070	$(5,997)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Nine months ended September 30, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$359,498	$—	$359,498
Gross premiums ceded	—	—	(150)	—	(150)
Net premiums written	—	—	359,348	—	359,348
Change in net unearned premium reserves	—	—	(98,388)	—	(98,388)
Net premiums earned	—	—	260,960	—	260,960
Net investment income	—	—	92,072	—	92,072
Equity in earnings of subsidiaries	69,224	—	—	(69,224)	—
Total revenues	69,224	—	353,032	(69,224)	353,032
Expenses
Loss and loss adjustment expenses incurred, net	—	—	150,783	—	150,783
Acquisition costs, net	—	—	93,331	—	93,331
General and administrative expenses	4,150	—	25,548	—	29,698
Other expenses	—	—	4,789	—	4,789
Total expenses	4,150	—	274,451	—	278,601
Income before income tax expense	65,074	—	78,581	(69,224)	74,431
Income tax expense	—	—	(3,917)	—	(3,917)
Income including non-controlling interests	65,074	—	74,664	(69,224)	70,514
Income attributable to non-controlling interests	—	—	(5,440)	—	(5,440)
Net income	$65,074	$—	$69,224	$(69,224)	$65,074

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income (loss) including non-controlling interests	$(129,583)	$(16,271)	$(119,663)	$135,271	$(130,246)
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	122,501	12,770	—	(135,271)	—
Share compensation expense	362	—	8,243	—	8,605
Interest expense on deposit liabilities	—	—	3,170	—	3,170
Net unrealized loss on investments and derivatives	—	—	165,202	—	165,202
Net realized gain on investments and derivatives	—	—	(91,712)	—	(91,712)
Foreign exchange gains included in net income	—	—	(800)	—	(800)
Amortization of premium and accretion of discount, net	—	112	366	—	478
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	2,585	—	2,585
Deferred acquisition costs, net	—	—	(36,550)	—	(36,550)
Unearned premiums ceded	—	—	(808)	—	(808)
Loss and loss adjustment expenses recoverable	—	—	630	—	630
Other assets	(192)	(1,218)	(9,309)	—	(10,719)
Interest and dividends receivable, net	—	1,026	(7,478)	—	(6,452)
Unearned premium reserves	—	—	133,756	—	133,756
Loss and loss adjustment expense reserves	—	—	144,253	—	144,253
Accounts payable and accrued expenses	3,575	(463)	(899)	—	2,213
Reinsurance balances payable	—	—	7,916	—	7,916
Amounts due from (to) affiliates	1,380	(173)	(1,207)	—	—
Net cash (used in) provided by operating activities	(1,957)	(4,217)	197,695	—	191,521
Investing activities
Purchases of investments	—	—	(2,621,367)	—	(2,621,367)
Proceeds from sales of investments	—	—	2,274,201	—	2,274,201
Purchases of investments to cover short sales	—	—	(371,635)	—	(371,635)
Proceeds from short sales of investments	—	—	488,601	—	488,601
Change in due to/from brokers, net	—	—	137,054	—	137,054
Decrease in securities purchased under an agreement to sell	—	—	29,852	—	29,852
Change in restricted cash and cash equivalents	—	—	(187,121)	—	(187,121)
Contributed capital to subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent and/or subsidiaries	—	158,000	267,000	(425,000)	—
Net cash (used in) provided by investing activities	(158,000)	(108,975)	16,560	—	(250,415)
Financing activities
Proceeds from issuance of common shares, net of costs	4,334	—	—	—	4,334
Proceeds from issuance of senior notes payable	—	113,220	—	—	113,220
Increase in deposit liabilities	—	—	6,975	—	6,975
Non-controlling interest in investment affiliate, net	—	—	(24,137)	—	(24,137)
Non-controlling interest in Catastrophe Fund	—	—	(59,705)	—	(59,705)
Non-controlling interest in Catastrophe Fund Manager	—	—	292	—	292
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	162,334	113,220	(234,575)	—	40,979
Net (decrease) increase in cash and cash equivalents	2,377	28	(20,320)	—	(17,915)
Cash and cash equivalents at beginning of period	140	—	28,594	—	28,734
Cash and cash equivalents at end of period	$2,517	$28	$8,274	$—	$10,819

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$65,074	$—	$74,664	$(69,224)	$70,514
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(69,224)	—	—	69,224	—
Share compensation expense	583	—	6,396	—	6,979
Interest expense on deposit liabilities	—	—	3,687	—	3,687
Net unrealized loss on investments and derivatives	—	—	68,107	—	68,107
Net realized gain on investments and derivatives	—	—	(184,133)	—	(184,133)
Amortization of premium and accretion of discount, net	—	—	1,031	—	1,031
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(65,718)	—	(65,718)
Deferred acquisition costs, net	—	—	(33,180)	—	(33,180)
Unearned premiums ceded	—	—	(91)	—	(91)
Loss and loss adjustment expenses recoverable	—	—	7,865	—	7,865
Other assets	(118)	—	(185)	—	(303)
Interest and dividends receivable, net	—	—	(2,576)	—	(2,576)
Unearned premium reserves	—	—	98,479	—	98,479
Loss and loss adjustment expense reserves	—	—	52,982	—	52,982
Accounts payable and accrued expenses	1,140	—	(3,075)	—	(1,935)
Reinsurance balances payable	—	—	12,133	—	12,133
Performance fees payable to related party	—	—	21,837	—	21,837
Amounts due from (to) affiliates	(5,856)	—	5,856	—	—
Net cash (used in) provided by operating activities	(8,401)	—	64,079	—	55,678
Investing activities
Purchases of investments	—	—	(2,150,821)	—	(2,150,821)
Proceeds from sales of investments	—	—	1,998,673	—	1,998,673
Purchases of investments to cover short sales	—	—	(141,468)	—	(141,468)
Proceeds from short sales of investments	—	—	150,098	—	150,098
Change in due to/from brokers, net	—	—	177,516	—	177,516
Increase in securities purchased under agreement to sell	—	—	18,250	—	18,250
Change in restricted cash and cash equivalents	—	—	(68,389)	—	(68,389)
Net cash (used in) provided by investing activities	—	—	(16,141)	—	(16,141)
Financing activities
Proceeds from issuance of common shares, net of costs	599	—	—	—	599
Increase in deposit liabilities	—	—	5,782	—	5,782
Non-controlling interest in investment affiliate, net	—	—	(51,001)	—	(51,001)
Non-controlling interest in Catastrophe Fund	—	—	6,151	—	6,151
Dividend received by (paid to) parent	8,000	—	(8,000)	—	—
Net cash provided by (used in) financing activities	8,599	—	(47,068)	—	(38,469)
Net increase in cash and cash equivalents	198	—	870	—	1,068
Cash and cash equivalents at beginning of period	294	—	31,331	—	31,625
Cash and cash equivalents at end of period	$492	$—	$32,201	$—	$32,693

See Note 2 for explanation of certain changes made in the presentation of the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2014 to conform to the 2015 presentation.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors”and ”Special Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward looking statements.
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
In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of Third Point Re (USA) Holdings Inc. (“TPRUSA”). The results of Third Point Re USA are reflected in the results of the Property and Casualty Reinsurance segment. Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. As a result, period to period comparisons of our results of operations may not be meaningful. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we have expanded our marketing activities and have begun to broaden our profile in the U.S. marketplace.  In addition to developing new opportunities, we are strengthening our relationships with existing cedents and brokers. We also intend to continue developing a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting decisions.
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
As of September 30, 2015, the Catastrophe Fund had a net asset value of $0.7 million (December 31, 2014 - $119.7 million), and our investment in the Catastrophe Fund was $0.4 million (December 31, 2014 - $59.5 million). There are no additional guarantees by us and no recourse to us beyond this investment. During the nine months ended September 30, 2015, the Catastrophe Fund distributed $118.7 million (Third Point Re’s share - $59.0 million) resulting in a distribution from non-controlling interests for the Catastrophe Fund of $59.7 million for the nine months ended September 30, 2015.
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
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of our investment portfolio, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income (loss), net investment return on investments managed by Third Point LLC, book value per share, diluted book value per share, growth in diluted book value per share and return on beginning shareholders’ equity.
The table below shows the key performance indicators for our consolidated business for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Key underwriting metrics for Property and Casualty Reinsurance segment:	(In thousands, except for per share data and ratios)
Net underwriting loss (1)	$(5,835)	$(1,761)	$(19,082)	$(9,010)
Combined ratio (1)	102.8%	101.7%	104.1%	103.6%
Key investment return metrics:
Net investment income (loss)	$(193,156)	$1,552	$(89,627)	$92,072
Net investment return on investments managed by Third Point LLC	(8.7)%	(0.04)%	(4.3)%	5.5%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$12.81	$14.04	$12.81	$14.04
Diluted book value per share (2) (3)	$12.45	$13.55	$12.45	$13.55
Growth in diluted book value per share (2)	(11.8)%	(0.3)%	(8.1)%	4.3%
Return on beginning shareholders’ equity (2)	(12.8)%	(0.4)%	(8.9)%	4.7%

(1)	See Note 22 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)	Book value per share, diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. See reconciliations below.

(3)	Prior year comparative represents amounts as of December 31, 2014.

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
Net Investment Income (Loss)
Net investment income (loss) is an important measure that affects overall profitability. Net investment income (loss) is affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operations. Pursuant to our investment management agreements, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. Our investment management agreements allow us to withdraw cash from our investment account with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses.
We track excess cash flows generated by our property and casualty reinsurance operation, or float, in a separate account that allows us to also track the net investment income (loss) generated on the float. We believe that net investment income (loss) generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of incentive compensation. Net investment income (loss) on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income (loss)on float to net investment income (loss).

Net investment income (loss) for the three and nine months ended September 30, 2015 and 2014 was comprised of the following:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Net investment income (loss) on float	$(51,988)	(137)	$(23,623)	$13,458
Net investment income (loss) on capital	(141,971)	807	(67,057)	77,670
Net investment income (loss) on investments managed by Third Point LLC	(193,959)	670	(90,680)	91,128
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	2	27	29	84
Net gain on catastrophe bond held by Catastrophe Reinsurer	—	75	10	80
Net gain on investment in Kiskadee Fund	801	—	984	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	—	780	30	780
Net investment income (loss)	$(193,156)	$1,552	$(89,627)	$92,072
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interests. The stated return is net of withholding taxes, which are presented as a component of income tax expense (benefit) in our condensed consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Book Value Per Share and Diluted Book Value Per Share
Book value per share and diluted book value per share are non-GAAP financial measures. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders by the number of issued and outstanding shares at period end. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. For unvested restricted shares with a performance condition, we include the unvested restricted shares for which we consider vesting to be probable. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
For the three months ended September 30, 2015, book value per share decreased by $1.86 per share, or 12.7%, to $12.81 per share from $14.67 per share as of June 30, 2015. For the three months ended September 30, 2015, diluted book value per share decreased by $1.67 per share, or 11.8%, to $12.45 per share from $14.12 per share as of June 30, 2015.
For the nine months ended September 30, 2015, book value per share decreased by $1.23 per share, or 8.8%, to $12.81 per share from $14.04 per share as of December 31, 2014. For the nine months ended September 30, 2015, diluted book value per share decreased by $1.10 per share, or 8.1%, to $12.45 per share from $13.55 per share as of December 31, 2014.
The decrease in basic and diluted book value per share for the three and nine months ended September 30, 2015 was primarily due to the net loss generated in the periods. The decrease in book value per share was higher than the decrease in diluted book value per share due to the dilution from warrants, options and restricted shares.

The following table sets forth the computation of basic and diluted book value per share as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders’ equity	$1,351,191	$1,552,048
Less: non-controlling interests	(15,922)	(100,135)
Shareholders’ equity attributable to shareholders	1,335,269	1,451,913
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	58,070	61,705
Diluted book value per share numerator:	$1,439,851	$1,560,130
Basic and diluted book value per share denominator:
Issued and outstanding shares	104,217,321	103,397,542
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	5,788,391	6,151,903
Effect of dilutive restricted shares issued to directors and employees (1)	954,829	922,610
Diluted book value per share denominator:	115,611,704	115,123,218

Basic book value per share	$12.81	$14.04
Diluted book value per share	$12.45	$13.55

(1)
As of September 30, 2015, the effect of dilutive restricted shares issued to directors and employees was comprised of 340,467 of restricted shares with a service condition only and 614,362 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income (loss) by the beginning shareholders’ equity attributable to shareholders. We believe this metric is used by investors to supplement measures of our profitability.
Return on beginning shareholders’ equity for the three and nine months ended September 30, 2015 and 2014 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Net income (loss)	$(195,715)	$(5,997)	$(129,583)	$65,074
Shareholders’ equity attributable to shareholders - beginning of period	$1,526,004	$1,467,229	$1,451,913	$1,391,661
Return on beginning shareholders’ equity	(12.8)%	(0.4)%	(8.9)%	4.7%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.

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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders, and performance fees we pay to Third Point Advisors LLC. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to Third Point Advisors LLC. We include these expenses in net investment income (loss) in our condensed consolidated statements of income (loss). The performance fee is subject to a loss carryforward provision pursuant to which Third Point Advisors LLC is required to maintain a Loss Recovery Account which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements.
General and administrative expenses consist primarily of salaries, benefits and related payroll costs, including costs associated with our incentive compensation plan, share compensation expense, legal and accounting fees, travel and client entertainment, fees relating to our letter of credit facilities, information technology, occupancy and other general operating expenses.
Interest expense consists of interest expense incurred on TPRUSA’s $115.0 million senior unsecured notes (the “Notes”) issued in February 2015. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. Also included in interest expense is the amortization of costs incurred in issuing the Notes. These costs are amortized over the term of the debt and are included in interest expense.
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
Changes in premium estimates may not result in a direct impact to net income (loss) or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by proportional changes in acquisition costs and net loss and loss adjustment expenses.
During the three months ended September 30, 2015, we recorded $11.4 million of decreases in premium estimates on prior years’ contracts (2014 - $8.8 million). The changes in estimates for the three months ended September 30, 2015 were primarily due to one contract where the client reported writing less business than initially expected. During the nine months ended September 30, 2015, we recorded $41.8 million of increases in premium estimates on prior years’ contracts, (2014 - $(5.9) million). The increase in premium estimates for the nine months ended September 30, 2015 was primarily due to one client writing significantly more business than initially expected and one contract that was canceled on a runoff basis resulting in additional estimated premium, partially offset by decreases in premium estimates as a result of several clients writing less business than initially expected. There was an insignificant impact on net income (loss) of these changes in premium estimates for the three and nine months ended September 30, 2015 and 2014. Changes in premium estimates generally result in a smaller impact on net premiums earned as the changes in premium estimates are generally known before the premiums on the contract are fully earned.
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to recognizing premiums written and is based, in part, on the use of actuarial pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting. See Note 10 to our condensed consolidated financial statements for additional information on deposit contracts entered into to date.

Loss and Loss Adjustment Expense Reserves
Our loss and loss adjustment expense reserves include case reserves, reserves for losses incurred but not yet reported (“IBNR reserves”) and deferred gains on retroactive reinsurance contracts. Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses that are known to us. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Deferred gains are the underwriting profit related to retroactive exposures in reinsurance contracts at inception and are deferred and recognized over the estimated future payout of the loss and loss adjustment expenses reserves. Any underwriting loss at inception related to retroactive exposures in a reinsurance contract is recognized immediately.
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
Sensitivity Analysis
The table below shows the impact from reasonably likely changes to the actuarial assumptions used to estimate our gross loss and loss adjustments expense reserves on the following: loss and loss adjustment expense reserves, net; acquisition costs, net; net underwriting loss and shareholders’ equity as of and for the nine months ended September 30, 2015. Since many contracts that we write have sliding scale commissions, profit commissions, loss corridors or other loss mitigating features that adjust with or offset the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.

The following table illustrates the aggregate impact of a ten percent increase and decrease applied to the subject ultimate loss and loss adjustment expenses, net for each in-force contract in the property and casualty reinsurance segment. In cases where a loss corridor applies, a 10% increase (or decrease) in our estimate of the subject ultimate loss and loss adjustment expenses, net, may not translate to an increase (or decrease) in the assumed loss and loss adjustment expenses, net. In cases where a sliding scale ceding commission or profit commission applies, a 10% increase (or decrease) in our estimate of the subject loss and loss adjustment expenses, net, does translate to an increase (or decrease) in the assumed loss and loss adjustment expenses, but that increase (or decrease) may be offset by a decrease (or increase) in the acquisition costs, net.
As a result of the contractual features mentioned above, many of our reinsurance contracts provide for a fixed or restricted margin. Consequently, our upside potential on these contracts is limited. In these cases, the relative impact of the adverse development scenario is greater than the impact of the favorable development scenario.
These increases and decreases are only applied to contracts which currently have material reserves outstanding (where material is defined as more than 10% of assumed ultimate loss and loss adjustment expenses incurred, net). Assumed ultimate losses and loss adjustment expenses incurred, net represents the sum we would be obligated to pay for fully developed claims (i.e., paid losses plus outstanding reported losses and IBNR losses). The impact to shareholder’s equity does not consider the cash flow, and thus, investment income considerations associated with an increase or decrease in subject ultimate loss and loss adjustment expenses, net.

	10% increase in ultimate loss and loss adjustment expenses, net	10% decrease in ultimate loss and loss adjustment expenses, net
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$51,220	$(64,692)
Acquisition costs, net	(16,357)	38,578
Increase (decrease) in net underwriting loss	34,863	(26,114)
Total shareholders’ equity	$1,351,191	$1,351,191
Increase (decrease) in shareholders’ equity	(2.6)%	1.9%
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
Private securities are those not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by Third Point LLC. Valuation techniques, used by Third Point LLC, may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, we or Third Point LLC may employ third party valuation firms to conduct separate valuations of such private securities. The third party valuation firms provide us or Third Point LLC with a written report documenting their recommended valuation as of the determination date for the specified investments. Due to the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the values that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from our estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
Our holdings in asset-backed securities are private-label issued, non-investment grade securities, and none of these securities were guaranteed by government sponsored entities. These investments are valued using broker quotes or a recognized third-party pricing vendor. See “Quantitative and Qualitative Disclosures About Market Risk”.
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
For the nine months ended September 30, 2015 and 2014, there were no changes in the valuation techniques as it relates to the above.
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
While management believes pricing remains adequate for the types of business on which we focus, there is significant underwriting capacity currently available.  As a result, market conditions are challenging, having deteriorated slightly during the year, and we believe they could deteriorate further in the near term. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events during 2013, 2014 and through the third quarter of 2015.  As a result of challenging market conditions and competition with other collateralized reinsurance and insurance-linked securities vehicles, we announced in December 2014 that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. As of September 30, 2015, the Catastrophe Fund had a net asset value of $0.7 million (December 31, 2014 - $119.7 million), and our investment in the Catastrophe Fund was $0.4 million (December 31, 2014 - $59.5 million). There are no additional guarantees by us and no recourse to us beyond this investment.
In non-catastrophe lines of business, we focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as a result of a client’s growth or historically poor performance. Most of our senior management team have spent decades within the reinsurance market and have strong relationships with intermediaries and reinsurance buyers from which we are receiving a strong flow of submissions in the lines and types of reinsurance we target.  Although we are typically presented by brokers with proposed structures on syndicated deals, we often seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These solutions may take the form of aggregate stop loss covers, loss portfolio transfers or adverse development reserve covers where clients seek capital relief and enhanced investment returns on the assets that back their loss and unearned premium reserves. We continue to see strong submission flow in this space.
In recent months, there has been significant merger and acquisition activity in the insurance and reinsurance markets which we believe will have a modest, net negative impact on us. The primary negative impact from consolidation is the merging of primary insurance and reinsurance companies which reduces the number of potential reinsurance buyers and increases their size, allowing them to retain proportionally more insurance risk. We believe the negative impact will be partially offset by the benefits to us of recent consolidation among reinsurance companies, which has reduced the number of our competitors in a market where reinsurance buyers and brokers usually prefer to syndicate their placement and want counterparty choices.  Another benefit of the recent merger and acquisition activity is that we are now one of only a few reinsurance companies that are not affiliated with a primary insurance company.  We are seeing an increased flow of business from reinsurance buyers that we believe do not want to be reinsured by their competitors.

In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of TPRUSA. Third Point Re USA and TPRUSA have a limited operating history and are exposed to volatility in their results of operations. Period to period comparisons of their results of operations may not be meaningful. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we have expanded our marketing activities and have begun to broaden our profile in the U.S. marketplace.  In addition to developing new opportunities, we are strengthening our relationships with existing cedents and brokers. We also intend to continue developing a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting decisions.
Consolidated Results of Operations—Three and nine months ended September 30, 2015 and 2014:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30, 2015	September 30, 2014	Increase (decrease)	September 30, 2015	September 30, 2014	Increase (decrease)
	($ in thousands)

Net underwriting loss (1)	$(5,835)	$(1,761)	$(4,074)	$(19,082)	$(9,010)	$(10,072)
Net investment income (loss)	(193,156)	1,552	(194,708)	(89,627)	92,072	(181,699)
Net investment return on investments managed by Third Point LLC	(8.7)%	(0.04)%	(8.7)%	(4.3)%	5.5%	(9.8)%
General and administrative expenses (2)	(3,918)	(3,920)	(2)	(16,653)	(10,518)	6,135
Interest expense	(2,074)	—	2,074	(5,162)	—	5,162
Income tax (expense) benefit	7,781	(1,542)	9,323	5,768	(3,917)	9,685
Net income (loss)	$(195,715)	$(5,997)	$(189,718)	$(129,583)	$65,074	$(194,657)

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.
The change in net income (loss) for the three and nine months ended September 30, 2015 compared to the prior year periods was primarily due to the following:

•
The increase in net underwriting loss includes developments on prior years’ contracts resulting in an increase in the net underwriting loss of $1.4 million and $4.5 million for the three and nine months ended September 30, 2015, respectively. In addition, we recorded $3.1 million of current year losses in the nine months ended September 30, 2015 as a result of windstorms and other storm activity.

•
The decrease in net investment income for the three and nine months ended September 30, 2015 was a result of lower investment returns, primarily driven by unrealized losses in our long equity portfolio and higher average investments managed by Third Point LLC, including the proceeds from issuance of senior notes.

•
The increase in general and administrative expenses related to corporate activities for the nine months ended September 30, 2015 compared to the prior year period was primarily due to greater payroll and related expenses as a result of separation costs, increased share compensation expense and increased legal and other professional advisor expenses.

•	In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for the current year periods include interest expense.

•	As a result of the net loss for the three and nine months ended September 30, 2015 generated by our U.S. subsidiaries, we recorded an income tax benefit in both periods.

Segment Results—Three and nine months ended September 30, 2015 and 2014.
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
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period change for the Property and Casualty Reinsurance segment for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30, 2015	September 30, 2014	Increase (decrease)	September 30, 2015	September 30, 2014	Increase (decrease)
	($ in thousands)
Gross premiums written	$205,729	$124,931	$80,798	$603,303	$347,495	$255,808
Net premiums earned	208,951	101,487	107,464	468,450	251,276	217,174
Loss and loss adjustment expenses incurred, net	158,387	60,121	98,266	316,186	150,789	165,397
Acquisition costs, net	50,527	37,571	12,956	152,665	92,477	60,188
General and administrative expenses	5,872	5,556	316	18,681	17,020	1,661
Net underwriting loss	(5,835)	(1,761)	(4,074)	(19,082)	(9,010)	(10,072)
Net investment income (loss) on float	(51,988)	(137)	(51,851)	(23,623)	13,458	(37,081)
Other expenses	(670)	(2,982)	(2,312)	(5,686)	(4,789)	897
Segment loss	$(58,493)	$(4,880)	$(53,613)	$(48,391)	$(341)	$(48,050)
Underwriting ratios (1):
Loss ratio	75.8%	59.2%	16.6%	67.5%	60.0%	7.5%
Acquisition cost ratio	24.2%	37.0%	(12.8)%	32.6%	36.8%	(4.2)%
Composite ratio	100.0%	96.2%	3.8%	100.1%	96.8%	3.3%
General and administrative expense ratio	2.8%	5.5%	(2.7)%	4.0%	6.8%	(2.8)%
Combined ratio	102.8%	101.7%	1.1%	104.1%	103.6%	0.5%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
Despite challenging market conditions, we have grown our underwriting portfolio due to the strength of our relationships with reinsurance brokers and reinsurance buyers and our ability to offer customized solutions, particularly in the area of adverse development covers. Additionally, we have seen new opportunities as a result of our expansion in the U.S. through the formation of Third Point Re USA earlier this year.
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

The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2015 and 2014:

	Three months ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	($ in thousands)				($ in thousands)
Property	$21,863	10.6%	$(2,810)	(2.2)%	$70,854	11.7%	$78,577	22.6%
Casualty	161,980	78.8%	128,469	102.8%	320,990	53.2%	244,235	70.3%
Specialty	21,886	10.6%	(728)	(0.6)%	211,459	35.1%	24,683	7.1%
	$205,729	100.0%	$124,931	100.0%	$603,303	100.0%	$347,495	100.0%
The increase in gross premiums written of $80.8 million, or 64.7% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was driven by:
Factors resulting in increases:

•
We wrote $143.4 million of new business for the three months ended September 30, 2015, consisting of $120.2 million of new casualty business and $23.2 million of new property business. The new business written was primarily due to one new adverse development cover of $91.6 million and $51.8 million of new business written by Third Point Re USA, where we have seen new opportunities as a result of our U.S. presence.

•
We recognized $18.1 million of premiums in the three months ended September 30, 2015 that did not have comparable premiums in the prior year period primarily due to one contract that was canceled and re-written.

•
Changes in renewal premiums during the three months ended September 30, 2015 resulted in a net increase in premiums of $15.5 million primarily due to changes in participations and underlying premium volume on contracts that renewed in the quarter. Premiums can change on renewals of contracts because of a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factors resulting in decreases:

•
In the three months ended September 30, 2014, we recognized $93.6 million of premiums that did not have comparable premiums in the current year period primarily due to one contract that was canceled and re-written and one contract that was written on a multi-year basis in the prior year period.

•
Decreases in premium estimates relating to prior years’ contracts were $11.4 million and $8.8 million for the three months ended September 30, 2015 and 2014, respectively. The decreases in premium estimates for the three months ended September 30, 2015 were primarily due to one client that reported writing significantly less business than initially expected.

The increase in gross premiums written of $255.8 million, or 73.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was driven by:
Factors resulting in increases:

•
We wrote $216.5 million of new business for the nine months ended September 30, 2015, consisting of $166.3 million of new casualty business, $26.7 million of new property business and $23.5 million of new specialty business. A total of $101.5 million of our new business in the nine months ended September 30, 2015 was written by Third Point Re USA. The remaining new business written by Third Point Re was primarily due to one new adverse development cover.

•
We recognized $135.5 million of premiums in the nine months ended September 30, 2015 that did not have comparable premiums in the prior year period, partially offset by one contract that was partially commuted in the current year period.

•
Changes in premium estimates relating to prior years’ contracts were $41.8 million and $(5.9) million for the nine months ended September 30, 2015 and 2014, respectively. The changes in premium estimates for the nine months ended September 30, 2015 were due to several contracts where clients reported writing more business than initially expected and one contract that was canceled on a runoff basis resulting in additional estimated premium.

•
Changes in renewal premiums during the nine months ended September 30, 2015 resulted in a net increase in premium of $10.2 million primarily due to changes in participations and underlying premium volume on contracts that renewed in the period. Premiums can change on renewals of contracts for a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factors resulting in decreases:

•
We recognized $98.7 million of premiums in the nine months ended September 30, 2014 that did not have comparable premiums in the current year period primarily due to one contract that was canceled and re-written and one contract that was written on a multi-year basis in the prior year period.

•
We recognized $55.4 million of premium in the nine months ended September 30, 2014 related to contracts that we made a decision not to renew in 2015 due to changes in pricing and/or terms and conditions.

Net Premiums Earned
The three and nine months ended September 30, 2015 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written, compared to the three and nine months ended September 30, 2014. In addition, net premiums earned for the three and nine months ended September 30, 2015 includes $91.6 million and $108.1 million, respectively, related to retroactive exposures in reinsurance contracts. There was an insignificant amount of retroactive premium in the comparable 2014 periods.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. Retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves and include minimal acquisition related and other expenses. In addition, we record the gross premiums written and earned and the net losses as incurred for retroactive exposures in reinsurance contracts at the inception of the contract, which can also impact the mix of premium written by line of business and amount of premiums earned in a particular period.
For the three months ended September 30, 2015 and 2014, we recorded $1.8 million, or 0.9 percentage points, and $0.2 million, or 0.2 percentage points, of net favorable prior years’ reserve development, respectively.
The net $1.8 million of favorable prior years’ reserve development for the three months ended September 30, 2015 was accompanied by net increases of $3.2 million in acquisition costs, resulting in a net increase of $1.4 million in net underwriting loss, or 0.7 percentage points. The net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree. The adverse development for the three months ended September 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation and auto contracts that did not result in offsetting changes in acquisition costs.
The favorable prior years’ reserve development for the three months ended September 30, 2014 related primarily to favorable loss experience on certain property and auto contracts.

For the nine months ended September 30, 2015, we incurred $3.1 million, or 0.7 percentage points, of net loss expense as a result of windstorms and other weather activity that took place in the state of Texas in the second quarter of 2015.
For the nine months ended September 30, 2015, we recorded $8.8 million, or 1.9 percentage points, of net favorable prior years’ reserve development compared to $0.9 million, or 0.4 percentage points, of net adverse prior years’ reserve development for the nine months ended September 30, 2014.
The net $8.8 million of favorable prior years’ reserve development for the nine months ended September 30, 2015 was accompanied by net increases of $13.3 million in acquisition costs, resulting in a net increase of $4.5 million in net underwriting loss, or 1.0 percentage point. The $4.5 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree resulting in the net favorable development being more than offset by acquisition costs in the current period. The adverse development for the nine months ended September 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
The $0.9 million of net adverse loss development for the nine months ended September 30, 2014 primarily related to one crop contract.
Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The decrease in net investment income (loss) on float for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to lower investment returns compared to the prior year periods and an increase in the total amount of float generated by our reinsurance operations. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the periods presented.
General and Administrative Expenses
The increase in general and administrative expenses for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to increased headcount and related employee costs, increased share compensation expense, and increased credit facility fees due to higher usage of our letter of credit facilities. Although general and administrative expenses increased compared to the prior year period, the general and administrative expense ratio decreased due to proportionately higher net premiums earned during the current year period.
Other Expenses
The decrease in other expenses for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to decreases in fair values of embedded derivatives related to our deposit liability contracts as a result of lower investment returns. This decrease in the fair values of embedded derivatives was partially offset by an increased number of reinsurance contracts written in 2014 and 2015 that have fixed interest crediting features.
Catastrophe Risk Management
In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund.
As of September 30, 2015, the Catastrophe Fund had a net asset value of $0.7 million (December 31, 2014 - $119.7 million), and our investment in the Catastrophe Fund was $0.4 million (December 31, 2014 - $59.5 million). There are no additional guarantees by us and no recourse to us beyond this investment. During the nine months ended September 30, 2015, the Catastrophe Fund distributed $118.7 million (Third Point Re’s share - $59.0 million) resulting in a distribution from non-controlling interests for the Catastrophe Fund of $59.7 million for the nine months ended September 30, 2015.
Corporate Function
The following table sets forth net income (loss) and the period over period change for the Corporate Function for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30, 2015	September 30, 2014	Increase (decrease)	September 30, 2015	September 30, 2014	Increase (decrease)
	($ in thousands)
Net investment income (loss) on capital	$(141,169)	$807	$(141,976)	$(66,073)	$77,670	$(143,743)
General and administrative expenses	(3,918)	(3,920)	(2)	(16,653)	(10,518)	6,135
Interest expense	(2,074)	—	2,074	(5,162)	—	5,162
Foreign exchange gains	746	—	746	800	—	800
Income tax (expense) benefit	7,781	(1,542)	9,323	5,768	(3,917)	9,685
Segment (income) loss attributable to non-controlling interests	1,581	(92)	1,673	507	(1,586)	2,093
Segment income (loss)	$(137,053)	$(4,747)	$(132,306)	$(80,813)	$61,649	$(142,462)
Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Long/short equities	(8.2)%	0.3%	(8.9)%	2.0%
Asset-backed securities	0.4%	0.5%	5.8%	2.8%
Corporate and sovereign credit (1)	(1.0)%	(0.8)%	(1.5)%	1.1%
Macro and other	0.1%	—%	0.3%	(0.4)%
	(8.7)%	(0.04)%	(4.3)%	5.5%

S&P 500	(6.4)%	1.1%	(5.3)%	8.3%
(1) Effective January 1, 2015, we modified the presentation of our net investment return by investment strategy to include sovereign credit into the corporate and sovereign credit strategy from the macro and other strategy.  We believe this classification better represents our portfolio.  We have reclassified the 2014 returns in the table above to correspond to the current year’s presentation.
The net investment results for the three and nine months ended September 30, 2015 were attributable to losses in our long equity portfolio, which was partially offset by strong performance in equity shorts, structured credit and sovereign credit. During the third quarter, the equity portfolio posted negative returns in most sectors amidst a broader market decline. Specifically, several large positions in the healthcare sector detracted meaningfully. Many long investments suffered losses while the short portfolio generated positive returns. While overall net exposure reduced by approximately 33% during the quarter, our investment manager, Third Point LLC, maintained high conviction in the portfolio’s largest positions, adding to several of them on market weakness. Within credit, a large sovereign debt position added to returns for the quarter.  However, the credit portfolio was down for the period due to losses in the corporate credit book. The structured credit portfolio was the strongest contributor to performance during the period, largely driven by gains in resecuritized real estate mortgage investment conduits (Re-Remics). Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a list of risks and factors that could adversely impact our investments results.

All of our assets managed by Third Point LLC are held in separate accounts and managed under two investment management agreements whereby Third Point Advisors LLC, an affiliate of Third Point LLC, has a non-controlling interest in the assets held in the separate accounts. The value of the non-controlling interest is equal to the amounts invested by Third Point Advisors LLC, plus performance fees paid earned by Third Point Advisors LLC and investment gains and losses thereon.
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
General and Administrative Expenses
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff that spend a portion of their time on corporate activities. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The increase for the nine months ended September 30, 2015 compared to the prior year period was primarily due to separation costs, increased share compensation expense and increased legal and other professional advisor expenses.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense of $2.1 million and $5.2 million for the three and nine months ended September 30, 2015, respectively, compared to $nil for both the three and nine months ended September 30, 2014.
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
For the three and nine months ended September 30, 2015 and 2014, we recorded income tax expense (benefit), as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in thousands)
Income tax expense (benefit) - U.S. subsidiaries (1)	$(9,209)	$—	$(8,521)	$—
Income tax expense - U.K. subsidiaries	3	3	9	21
Uncertain tax positions	35	300	(615)	1,700
Withholding taxes on certain investment transactions	1,390	1,239	3,359	2,196
	$(7,781)	$1,542	$(5,768)	$3,917
(1) We have accrued $8.5 million of net deferred tax assets as of September 30, 2015, which is included in other assets in the condensed consolidated balance sheets. As of September 30, 2015, the net deferred tax asset was primarily the result of investment losses in our U.S. subsidiaries. We believe that it is more likely than not that the tax benefit will be realized.
During the first quarter of 2015, we completed the capitalization of our U.S. entities and commenced U.S. underwriting operations.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as

amended, to be taxed as a U.S. entity. As a result, we will be subject to U.S. income tax on income generated by Third Point Re USA and TPRUSA.
During the nine months ended September 30, 2015, we recorded a decrease in uncertain tax positions primarily related to the settlement of certain positions in foreign securities resulting in lower gains.
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
As of September 30, 2015, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $166.0 million (December 31, 2014 - $326.1 million). Third Point Re USA is also restricted by the amount of capital and surplus that is available for the payment of dividends and must maintain a minimum surplus of $250.0 million as per the Net Worth Maintenance Agreement. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $5.5 million as of September 30, 2015. On February 26, 2015, Third Point Re declared and paid a dividend of $158.0 million to Third Point Reinsurance Ltd. These funds were ultimately used, together with the net proceeds from the issuance of the Notes, to capitalize Third Point Re USA.
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

Operating, investing and financing cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	($ in thousands)
Net cash provided by operating activities	$191,521	$55,678
Net cash used in investing activities	(250,415)	(16,141)
Net cash provided by (used in) financing activities	40,979	(38,469)
Net increase (decrease) in cash and cash equivalents	(17,915)	1,068
Cash and cash equivalents at beginning of period	28,734	31,625
Cash and cash equivalents at end of period	$10,819	$32,693
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

For the nine months ended September 30, 2015 and 2014, we contributed $236.0 million and $65.0 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not necessarily correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP.
Cash flows used in investment activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the nine months ended September 30, 2015 reflects the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA and float generated from our reinsurance operations.
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
The cash flows from financing activities for the nine months ended September 30, 2015 consisted primarily of the proceeds from issuance of Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund. The cash flows from financing activities for the nine months ended September 30, 2014 consisted primarily of distributions of non-controlling interests from the investment affiliate.
For the period from inception until September 30, 2015, we have had sufficient cash flow from proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015 and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
In addition, we expect that our existing cash and cash flow from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent existing cash and cash equivalents, investment returns and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all. There are regulatory and contractual restrictions on the ability of our reinsurance subsidiaries to pay dividends to their respective parent companies, including for purposes of servicing TPRUSA’s debt obligations.
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
Restricted cash and cash equivalents consist of trust accounts securing obligations under certain reinsurance contracts and cash held with banks securing letters of credit issued under credit facilities. Restricted cash and cash equivalents increased by $187.1 million, or 44.8%, to $604.4 million as of September 30, 2015 from $417.3 million as of December 31, 2014. The increase in restricted cash was primarily due to reinsurance contracts written in the nine months ended September 30, 2015 where our obligations are secured by trust accounts. We do not expect the increase in restricted cash to affect our liquidity position and restricted cash can fluctuate period-to-period.
Letter of Credit Facilities
As of September 30, 2015, we had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral	Renewal Date
September 30, 2015	($ in thousands)
BNP Paribas	$50,000	$9,073	$9,073	April 2, 2016
Citibank	250,000	186,873	186,873	January 23, 2016
J.P. Morgan	50,000	37,551	37,926	August 22, 2016
Lloyds Bank	150,000	26,316	26,316	December 31, 2016 and 2018
	$500,000	$259,813	$260,188
As of September 30, 2015, $259.8 million (December 31, 2014 - $218.5 million) of letters of credit, representing 52.0% of the total available facilities, had been drawn upon (December 31, 2014 - 54.6% (based on total available facilities of $400.0 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of September 30, 2015, total cash and cash equivalents with a fair value of $260.2 million (December 31, 2014 - $219.0 million) was pledged as security against the letters of credit issued. These amounts are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants as of September 30, 2015.
Financial Condition
Shareholders’ equity
As of September 30, 2015, total shareholders’ equity was $1,351.2 million, compared to $1,552.0 million as of December 31, 2014. The decrease was primarily due to a net loss of $129.6 million and net distributions of non-controlling interests of $83.6 million, partially offset by issuance of common shares and share compensation expense totaling $12.8 million in the current year period. The net distributions of non-controlling interests included $24.1 million related to our investment in our joint ventures. In addition, the Catastrophe Fund distributed $118.7 million (Third Point Re’s share - $59.0 million) of capital resulting in a distribution of non-controlling interests for the Catastrophe Fund of $59.7 million for the nine months ended September 30, 2015.
Investments
As of September 30, 2015, total cash and net investments managed by Third Point LLC was $2,092.6 million, compared to $1,802.2 million as of December 31, 2014. The increase was primarily due to the proceeds from our debt issuance and float of $236.0 million generated by our reinsurance operations, partially offset by our net investment loss for the nine months ended September 30, 2015.
Contractual Obligations
On February 13, 2015, TPRUSA issued Notes in the aggregate principal amount of $115.0 million. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes.
The indenture governing the Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Notes, certain of our existing or future subsidiaries may be required to guarantee the Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Notes). As of September 30, 2015, we were in compliance with all of the covenants under the indenture governing the Notes, and, during the nine months then ended, no event requiring an increase in the interest rate applicable to the Notes occurred.
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
As of September 30, 2015, we had an unfunded capital commitment of $3.5 million related to our investment in the Hellenic Fund (see Note 17 to our condensed consolidated financial statements for additional information).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	commodity price risk;

•	credit risk;

•	liquidity risk; and

•	political risk.

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
As of September 30, 2015, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of September 30, 2015, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $110.0 million, or 5.3% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $201.8 million, or 11.6%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of September 30, 2015, loss and loss adjustment expense reserves included $95.1 million (December 31, 2014 - $6.1 million) in foreign currencies.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2015, our total net short exposure to foreign denominated securities represented 3.4% (December 31, 2014 - 3.4%) of our investment portfolio including cash and cash equivalents, of $72.8 million (December 31, 2014 - $61.0 million).

The following tables summarize the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of September 30, 2015 and December 31, 2014:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
September 30, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$(118)	(0.01)%	$118	0.01%
Japanese Yen	156	0.01%	(156)	(0.01)%
British Pound	(430)	(0.02)%	430	0.02%
Other	7,766	0.37%	(7,766)	(0.37)%
Total	$7,374	0.35%	$(7,374)	(0.35)%

	10% increase in U.S. dollar		10% decrease in U.S. dollar
December 31, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Euro	$2,418	0.13%	$(2,418)	(0.13)%
Japanese Yen	322	0.02%	(322)	(0.02)%
British Pound	25	—%	(25)	—%
Other	3,335	0.18%	(3,335)	(0.18)%
Total	$6,100	0.33%	$(6,100)	(0.33)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2015 and December 31, 2014:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
September 30, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$322	—%	$769	—%
Asset Backed Securities(1)	(13,882)	(0.7)%	15,181	0.7%
Net exposure to interest rate risk	$(13,560)	(0.7)%	$15,950	0.7%

	100 basis point increase in interest rates		100 basis point decrease in interest rates
December 31, 2014	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(10,486)	(0.6)%	$11,836	0.6%
Asset Backed Securities(1)	(10,521)	(0.6)%	12,485	0.7%
Net exposure to interest rate risk	$(21,007)	(1.2)%	$24,321	1.3%

(1)
Includes instruments for which durations are available on September 30, 2015 and December 31, 2014. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of September 30, 2015, our investment portfolio included de minimis exposure to changes in commodity prices through ownership of physical commodities and commodity-linked securities.
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
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance. We have written $93.7 million of credit and financial lines premium since inception, which consists primarily of exposure to mortgage insurance credit risks.
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

As of September 30, 2015 and December 31, 2014, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	September 30, 2015		December 31, 2014
	($ in thousands)
Re-REMIC (1)	$226,047	44.0%	$131,568,000	32.9%
Subprime RMBS	162,738	31.7%	198,046,000	49.5%
Collateralized debt obligations	54,358	10.6%	9,397,000	2.3%
Other (2)	70,076	13.7%	61,223,000	15.3%
	$513,219	100.0%	$400,234,000	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A Positions, Commercial Mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of September 30, 2015, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by government sponsored entities. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS which represent 25.0% (December 31, 2014 - 21.9%) of total cash and investments as of September 30, 2015. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of September 30, 2015, we had $1,249.6 million (December 31, 2014 - $1,163.5 million) of unrestricted, liquid investment assets, defined as unrestricted cash and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2015 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
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
Date: November 4, 2015
/s/ John R. Berger
John R. Berger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)