Form 10-K
period 2015-12-31
Third Point Reinsurance Ltd.
filed 2016-02-26
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Waterloo Lane Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

The Waterfront, Chesney House
96 Pitts Bay Road
Pembroke HM 08, Bermuda
+1 441 542-3300
(Former name, former address and former fiscal year, if changed since last report)

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
                        Yes    ☐    No    ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $830.8 million.

As of February 24, 2016, there were 106,133,299 common shares of the registrant’s common shares issued and outstanding, including 1,876,554 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Reinsurance Ltd. exclusive of its subsidiaries. We refer to Third Point Reinsurance Investment Management Ltd. as the “Catastrophe Fund Manager,” Third Point Reinsurance Opportunities Fund Ltd. as the “Catastrophe Fund” and Third Point Re Cat Ltd. as the “Catastrophe Reinsurer.” “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2015. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	limited historical information about us;

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	potential inability to pay dividends;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	unavailability of capital in the future;

•	fluctuations in market price of our common shares;

•	dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	suspension or revocation of our reinsurance licenses;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Reinsurance Company Ltd. as

a passive foreign investment company;

•	future strategic transactions such as acquisitions, dispositions, merger or joint ventures;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	Third Point Reinsurance Ltd. potentially becoming subject to U.S. federal income taxation;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act;

•	changes in Bermuda or other law and regulation that may have an adverse impact on our operations; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
Our management team is led by John R. Berger, a highly-respected reinsurance industry veteran with over 30 years of experience, the majority of which was spent as the principal executive officer of three successful reinsurance companies. Our management team also has significant senior leadership and underwriting experience in the reinsurance industry. We believe that our experience and longstanding relationships with our insurance and reinsurance company clients, senior reinsurance brokers, insurance regulators and rating agencies are an important competitive advantage.
Substantially all of our investable assets are managed by our investment manager, Third Point LLC, which is wholly owned by Daniel S. Loeb, one of our founding shareholders. Third Point LLC is an SEC-registered investment adviser headquartered in New York, managing $16.1 billion in assets as of December 31, 2015. We directly own our investments, which are held in separate accounts and are managed by Third Point LLC on substantially the same basis as its main hedge funds, including Third Point Partners L.P., the original Third Point LLC hedge fund.
We were incorporated on October 6, 2011 and completed our initial capitalization transaction in December 2011 with $784.3 million of equity capital, and commenced underwriting business on January 1, 2012. Both of our operating subsidiaries have an A- (Excellent) financial strength rating from A.M. Best Company, Inc., or A.M. Best.
In August 2013, we completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds to us of the offering were $286.0 million, after deducting offering costs. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPRE”.
In June 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund and that no new business would be written in the Catastrophe Reinsurer. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, we completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer.
In August 2012, we established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited (“TPRUK”). In May 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
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
Third Point Re USA provides reinsurance products that are substantially similar to the reinsurance products provided by Third Point Re. In order to support these new reinsurance operations, Third Point Re USA has entered into a quota share reinsurance agreement with Third Point Re, pursuant to which Third Point Re has assumed 75% of premium and losses for Third Point Re USA’s portfolio of reinsurance contracts. Third Point Re USA also has entered into a Net Worth Maintenance Agreement with the Company, pursuant to which the Company has agreed to commit funds sufficient to maintain a minimum level of capital at Third Point Re USA of $250 million (the “Net Worth Maintenance Agreement”). In addition, Third Point Re USA has entered into a services agreement with the Company and Third Point Re, pursuant to which the Company and Third Point Re provide certain finance, actuarial, risk management, legal and administrative support services.
Third Point Re USA has entered into a joint venture and investment management agreement with Third Point LLC and Third Point Advisors LLC under substantially similar terms to the investment management agreement with Third Point Re. In addition, Third Point Re USA became a party to the Founders Agreement dated as of December 22, 2011 among Third Point Re and the Company’s founders.
Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we expect to strengthen and expand our relationships with U.S. cedents and brokers. We also expect to develop a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting practices.
Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity. Third Point Re USA prices and underwrites U.S. domiciled reinsurance business from an office in the United States. However, we believe that our current activities, notwithstanding activities conducted through Third Point Re USA, will not cause the Company or Third Point Re to be treated as engaging in a U.S. trade or business and will not cause the Company or Third Point Re to otherwise be subject to current U.S. federal income taxation on its consolidated net income.

Segment Information
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
Reinsurance Strategy
Our reinsurance strategy is to build a portfolio that generates stable underwriting profits, with margins commensurate with the amount of risk assumed, by opportunistically targeting sub-sectors of the market and specific situations where reinsurance capacity and alternatives may be constrained. Our management team has differentiated expertise that allows us to identify profitable reinsurance opportunities. The level of volatility in our reinsurance portfolio will be determined by market conditions, but will typically be lower than that of most other reinsurance companies. We manage reinsurance volatility by predominantly focusing on lines of business that have historically demonstrated more stable return characteristics. We seek to further manage the volatility of our reinsurance results by writing reinsurance contracts on a quota share basis, where we assume an agreed percentage of premiums and losses for a portfolio of insurance policies or reinsurance contracts. We also make use of contractual terms and conditions within our reinsurance contracts that may include individual or aggregate loss occurrence limits, which limit the dollar amount of loss that we can incur from a particular occurrence or series of occurrences within the term of the reinsurance contract; loss ratio caps, which limit the maximum loss we can incur pursuant to a contract to a defined loss ratio; sliding scale commissions that vary in accordance with the client’s performance; loss corridors, which limit the dollar amount of loss within a contract structure; and sub-limits and exclusions for specific risks not covered by a particular reinsurance contract.
We also write reinsurance contracts that provide protection against adverse development on loss reserves where we provide an incremental amount of additional coverage limit. We typically provide coverage where we agree with the client’s reserving practices and reserve levels or where we believe there are structural or contractual safeguards in place. While these transactions are usually recorded at or close to a 100% composite ratio (combined ratio before general and administrative expenses) and therefore do not initially generate underwriting income, they produce premiums and float equal to the reserves at the inception of the contract. In some instances, the level of risk in the reserve cover contract or the risk mitigating features within the contract including limitations on the amount and timing of loss payments require us to account for the contract as a deposit liability contract. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
We typically write larger customized reinsurance contracts that require significant interaction during the course of negotiations between the client, intermediaries and us. We take a lead underwriting position on many of our reinsurance contracts, meaning that we establish the pricing and terms and conditions of the reinsurance contract. In certain instances, we will follow terms and conditions established by our competitors if we believe the opportunity meets our return hurdles and helps us balance our reinsurance portfolio.
Our property and casualty reinsurance operations generate excess cash flows, or float, which we track in managing our business. We believe that net investment income from float is a key part of our reinsurance strategy and an important consideration in evaluating the overall contribution of our property and casualty reinsurance operations to our consolidated results.
Despite challenging market conditions, we have grown our underwriting portfolio as a result of the strength of our relationships with reinsurance brokers and reinsurance buyers and our ability to offer customized solutions, particularly in the area of reserve covers. Additionally, we have seen new opportunities as a result of our expansion in the U.S. through the formation of Third Point Re USA earlier in the year. As a result, we believe submission flow will remain strong. We write a small number of large contracts and, as a result, individual renewals or new business can have a significant impact on premiums recognized in a period. In addition, our contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can significantly alter the expected value of a particular reinsurance contract. We also offer customized solutions to our clients, including reserve covers, which are considered retroactive reinsurance contracts, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for reserve covers at the inception of the contract. Together these factors can impact the comparability of premiums written and earned in a period and trends from period to period and year over year.
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
Many of our clients buy reinsurance from us for capital management purposes, primarily to increase their capacity to write insurance premium, maintain or improve their credit ratings from rating agencies, or to meet regulatory capital requirements. The most common form of reinsurance used for this purpose is quota share reinsurance. Many of the clients that buy these contracts are growing as a result of securing primary rate increases and an increase in the number of policies they write. Because quota share reinsurance typically includes structural and contractual features that limit the amount of risk assumed by the reinsurer, it therefore carries relatively lower expected margins than excess of loss reinsurance and other more volatile forms of reinsurance. During periods of less favorable market conditions, margins on quota share reinsurance written for the capital management purposes of our clients typically remain relatively stable and are sufficient to support our business plan. As market conditions improve, we may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. Through December 2014, we wrote excess of loss catastrophe reinsurance through the Catastrophe Fund, which was a separately capitalized reinsurance fund vehicle. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund and that no new business would be written in the Catastrophe Reinsurer. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed.
On December 18, 2014, we entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox Insurance Company (Bermuda) Limited’s (“Hiscox”) separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox.  The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments. On January 2, 2015 and June 1, 2015, we funded $5.0 million and $20.0 million, respectively, and there are no remaining commitments. The value of our investment in the Kiskadee Fund as of December 31, 2015 is $26.5 million.
As there are no additional guarantees or recourse to us from these funds beyond the amount of our investment in the Kiskadee Fund, we anticipate that our property catastrophe exposures will consistently remain low when compared to our competitors.

Since we predominantly focus on lines of business that have historically demonstrated more stable return characteristics and limit our underwriting of property catastrophe exposure, we do not manage our reinsurance portfolio to any particular breakdown by line of business. The following table provides a breakdown by line of business of gross premiums written for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property	$114,215	16.2%	$106,834	17.4%	$67,612	16.8%

Workers’ Compensation	64,534	9.2%	76,032	12.4%	93,755	23.3%
Auto	156,385	22.3%	136,246	22.2%	116,262	28.9%
General Liability	97,145	13.8%	54,485	8.9%	—	—%
Professional Liability	9,000	1.3%	—	—%	—	—%
Casualty	327,064	46.6%	266,763	43.5%	210,017	52.2%

Agriculture	(1)	—%	110	—%	31,843	7.9%
Credit & Financial lines	62,923	9.0%	10,387	1.7%	36,366	9.1%
Multi-line	198,257	28.2%	217,211	35.4%	47,750	11.9%
Specialty	261,179	37.2%	227,708	37.1%	115,959	28.9%

Total property and casualty reinsurance	702,458	100.0%	601,305	98.0%	393,588	97.9%
Catastrophe risk management	(44)	—%	11,995	2.0%	8,349	2.1%
	$702,414	100.0%	$613,300	100.0%	$401,937	100.0%
Investment Strategy
Our investment strategy distinguishes us from most other reinsurers, who typically concentrate their investment portfolios on long-only, investment grade, shorter-term, fixed income securities. As implemented by our investment manager, Third Point LLC, our investment strategy is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures. Dislocations in capital markets refer to any major movements in prices of the capital markets as a whole, certain segments of the market, or a specific security. If Third Point LLC has what it considers to be a differentiated view from the perceived market sentiment with respect to such movement, Third Point LLC may trade securities in our investment accounts based on that differentiated view. If the ultimate market reaction with respect to the event or movement ultimately proves to be closer to Third Point LLC’s original viewpoint, we may have investment gains in our investment portfolio as a result of the shift in market sentiment. Through our investment manager, Third Point LLC, we make investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, options and other instruments.
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

As the investment manager for Third Point Re and Third Point Re USA, Third Point LLC has the contractual right to manage substantially all of our investable assets pursuant to investment management agreements that have an initial term expiring on December 22, 2016, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties of its intention to terminate at least six months prior to the end of a term. We are actively negotiating the renewal of these agreements and expect that they will be renewed in 2016. Under these investment management agreements, Third Point LLC is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our separate accounts. Our investment guidelines require Third Point LLC to manage our investment portfolio on a substantially equivalent basis to its main funds; but in any event to keep at least 60% of the investment portfolio in debt and equity securities of publicly traded companies and governments of the Organization of Economic Co-operation and Development (“OECD”) high income countries, asset backed securities, cash, cash equivalents or precious metals; limit single position concentration to no more than 15% of the portfolio assets managed; and limit net exposure to no greater than 1.5 times portfolio assets managed for more than 10 trading days in any 30-day period. Net exposure represents the short exposure subtracted from the long exposure in a given category. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed and to meet certain capital adequacy requirements.
Property and Casualty Reinsurance Segment Products
Our underwriting team has extensive experience in underwriting many forms of property and casualty reinsurance products.  In the current market for property and casualty reinsurance, which we categorize as being highly competitive, we expect that our focus will continue to be on property and casualty quota share treaties, which may consist of broadly syndicated surplus relief quota share contracts, commonly referred to as traditional quota shares, as well as more opportunistic business opportunities. We also consider loss portfolio transfers, aggregate stop loss covers and other forms of reserve covers where we are able to apply our investment capabilities. Expected margins on traditional quota share reinsurance, which is generally purchased for capital management purposes by our clients, are typically lower than on opportunistic business contracts but are commensurate with the level of risk underwritten. We have generally achieved higher margins from opportunistic contracts where we are providing capital to a dislocated market, such as mortgage insurance, or where we can address a unique client problem. We believe there is less competition on reserve covers due to limited willingness of traditional reinsurers, who have historically experienced lower investment returns on investable assets backing reserves, to pursue these lower margin products. Margins on this business are determined through bilateral negotiations and comparing the cost of the reserve cover to non-reinsurance solutions such as raising additional equity or debt capital. We may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
While we expect to establish a diversified portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited range of lines in any given period. We intend to:

•	target markets where capacity and alternatives are underserved or capacity constrained;

•	employ strict underwriting discipline;

•	select reinsurance opportunities with favorable economics over the life of the contract; and

•	potentially offer lines that are not identified in this Form 10-K.
Through December 31, 2015, we wrote reinsurance contracts covering the following product lines:
Property
This line of business primarily consists of homeowners’ insurance coverage. Homeowners’ insurance coverage combines various personal insurance protections, which can include losses occurring to one’s home, their contents, loss of use (including additional living expenses), or loss of other personal possessions of the homeowner, as well as liability insurance for accidents that may happen at covered homes or at the hands of the homeowners. We provide quota share reinsurance on a basis which limits the amount of catastrophic losses that can be recovered; in many cases, hurricanes and other serious natural events are excluded. There are also other loss sensitive features that can vary the cost of the reinsurance as results improve or deteriorate, reducing the potential volatility to us.
Workers’ Compensation
Workers’ compensation insurance provides wage replacement and medical benefits to employees injured in the course of employment in exchange for the mandatory relinquishment of the employee’s right to sue the employer for negligence. While plans differ among jurisdictions, provisions can be made for payments in place of wages (functioning as a form of disability insurance), compensation for economic loss (past and future), reimbursement or payment of medical and like expenses (functioning as a form of health insurance), and benefits payable to dependents of workers killed during employment (functioning as a form of life reinsurance). General damages for pain and suffering and punitive damages for employer negligence are not generally available in workers’ compensation plans. Our approach to workers’ compensation is very selective and targets insurance companies that are very specialized within the workers’ compensation line and geographically focused. We manage the volatility of this line of business by capping our per occurrence exposures.
Auto
Personal automobile insurance is purchased for individually owned or leased cars designed to provide the insured with financial protection against bodily injury or physical damage resulting from traffic accidents and against liability that could arise from such occurrences. In addition, automobile insurance may offer financial protection against theft or damage of the vehicle from incidents other than collisions. Each state has different rules and regulations in place for compulsory coverage and the specific terms of automobile insurance policies will vary from company to company. We generally focus on providing proportional reinsurance to small, single state and regional carriers that specialize in minimum financial responsibility limits required by their respective states. This business is often referred to as “non-standard” automobile business and was historically underserved by standard markets. More recently, however, standard companies have expanded their appetite for such business and it is written by a broad range of carriers.
General Liability
General liability insurance policies are issued to business organizations to protect them against liability claims for bodily injury and property damage arising out of premises, operations, products, and completed operations. The premises and operations portion of the coverage includes liability for injury or damage arising out of the insured's premises or out of the insured's business operations while such operations are in progress. The products and completed operations portion of the coverage includes liability arising out of the insured's products or business operations conducted away from the insured's premises once those operations have been completed or abandoned. The standard general liability policy also covers advertising and personal injury liability. These coverages include a duty to defend a lawsuit seeking damages covered by the policy.

Our exposure to this line either comes directly through quota share reinsurance of primary (i.e., with no significant deductible or self-insured retention) commercial general liability with per risk limits of $0.5 million or less, or through our multi-line exposures explained further below.
Professional Liability
Professional liability is a form of liability insurance that helps protect professional advisors and service-providing individuals and companies from bearing the full cost of defending against a negligence claim made by a client and damages awarded in a civil lawsuit. The coverage focuses on alleged failure to perform on the part of, financial loss caused by, and error or omission in the service provided by the policyholder. These are potential causes for legal action that would not be covered by a basic general liability insurance policy, which addresses more direct forms of harm.  The broad category of professional liability insurance includes the specific products of errors and omissions (“E&O”), directors and officers coverage (“D&O”), as well as several other products.
E&O coverage protects the insured against liability for committing inadequate work or negligent actions in performance of their professional duties. Generally, such policies are designed to cover financial losses rather than liability for bodily injury and property damage. E&O coverage was historically purchased by individuals with professional designations such as doctors, lawyers, architects, and engineers, but more recently of other professions also purchase E&O coverage.
D&O coverage insures the legal liability of the individual directors and officers of the insured company for certain errors and omissions committed by them. In certain circumstances in which the insured company is not legally permitted to indemnify its directors or officers for a covered loss, the policy’s D&O coverage provides for insurance payments to be made directly to the directors or officers. Conversely, if the insured company indemnifies its directors or officers for their loss, the policy’s D&O coverage reimburses the insured company for those indemnification payments. In this way, the coverage insures against the insured company’s own “indemnification risk.”
There are two types of coverages available in professional liability insurance: occurrence and claims-made. An occurrence policy protects the insured from any covered incident that “occurs” during the policy period, regardless of when a claim is filed. An occurrence policy protects the insured from claims that are made even after the policy has been canceled, so long as the incident occurred during the period in which coverage was in effect. Claims-made policies provide coverage for claims only when a claim is reported during the period the policy is actually in force. Claims-made policies provide coverage so long as the insured continues to pay premiums for the initial policy and any subsequent renewals. A claims-made policy will cover claims after the coverage period only if the insured purchases extended reporting period or “tail” coverage.
Professional liability coverage is usually (but not always) written under an claims-made coverage form, and includes a duty to defend a lawsuit seeking damages covered by the policy.
Our exposure to this line is primarily within the multi-line business.  In addition, we also currently have one contract with retrocessional exposure that is a mix of underlying E&O and D&O policies with high attachment points. In the case of that particular contract, our exposure is limited to $3.5 million per risk.
Agriculture
Agriculture insurance on growing crops in the United States provides protection to farmers for crop losses caused by weather, disease, and insects. Two types of policies are available. Multiple peril crop insurance, or MPCI, is subsidized by the U.S. Department of Agriculture and covers most natural perils. Additionally, farmers can purchase single peril policies such as hail insurance. These products are not subsidized and the farmer pays the entire premium. Other single peril policies cover perils such as wind, freeze, and excess rain. We predominantly underwrote MPCI business. At the end of 2013, we decided to stop underwriting Agriculture business and this line of business, with the limited number of contracts previously bound, is now in runoff.
Credit & Financial Lines
Credit & Financial Lines primarily consists of mortgage insurance policies. Mortgage insurance is an insurance policy that compensates lenders or investors for losses due to the default of a mortgage loan. Mortgage insurance can refer to private mortgage insurance (“PMI”), mortgage life insurance or mortgage title insurance. We focus on PMI, which is normally required by lenders when a borrower’s down payment or equity is less than 20% of the loan value. Not all lenders will require PMI but those that follow the Fannie Mae and Freddie Mac guidelines for home loan approval require PMI. In addition to mortgage insurance, policies classified as Credit & Financial Lines may include political risk, trade credit, surety, financial guarantee and title insurance.
Multi-line
Multi-line reinsurance is reinsurance of an underlying portfolio of several different types of insurance risks. We focus on multi-line reinsurance opportunities where we have expertise in the underlying lines of business or where the terms and conditions of the reinsurance contract minimize the volatility of the more difficult to analyze classes of business in the portfolio. Contracts that cover more than one line of business will be designated as multi-line even if a portion of the underlying business is covered by one of the lines of business listed above.  The most significant line of business we include in multi-line that we do not write on a standalone basis is Extended Warranty Insurance, a description of which is included below.

Extended Warranty Insurance
Extended warranty insurance compensates individuals or businesses for correction or repair necessary as a result of mechanical or electrical breakdown. Our reinsurance contracts cover motor vehicles, vans, trucks, construction equipment and agricultural equipment, and the coverage varies according to the product, the age and the usage. The insurance is offered on a multi-year basis, generally with a maximum period of three years on risk, and can cover either new units after a period of warranty offered by the manufacturer or used units once the manufacturer’s warranty has expired.  All of the extended warranty insurance business we have written excludes manufacturer defect and product recall.  The auto warranty business we have written is captured within the multi-line product line because the reinsurance contracts also cover other lines of business.
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
The following table sets forth our premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	($ in thousands)
Largest broker	$198,209	28.2%	$199,563	32.5%	$111,865	27.8%
Second largest broker	163,832	23.3%	110,063	17.9%	89,125	22.2%
Third largest broker	91,554	13.0%	80,535	13.1%	57,994	14.4%
Fourth largest broker	73,499	10.5%	61,777	10.1%	—	—%
Other	175,320	25.0%	161,362	26.4%	142,953	35.6%
	$702,414	100.0%	$613,300	100.0%	$401,937	100.0%
We believe that the number of brokers with whom we do business will continue to expand over time, and by maintaining close working relationships with brokers, we are able to increase our chances of successfully growing and accessing a broader range of potential clients.
Underwriting
We have established a team of senior underwriters and actuaries to develop and manage our reinsurance business. We believe that their experience, industry presence and long-standing relationships will allow us to tailor our portfolio to specific market segments. Our approach to underwriting will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants to help us with niche areas of expertise when we deem it appropriate. From time to time, we may consider investment income in our underwriting and pricing of a particular transaction.
We generally apply the following underwriting management principles:
Team Approach
Each submission is assigned to an underwriter. If the program meets our underwriting criteria, the underwriter and pricing actuary evaluate the opportunity, determine the optimal structure, and price the deal. When capital is committed to any transaction, the underwriting team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff including our senior executives and representatives of the underwriting, actuarial and finance teams. This group must agree that the transaction meets or exceeds our profitability expectations and requirements before we submit a binding proposal.
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
One of the key metrics that we consider as a result of this process is the expected composite ratio on a particular transaction. We also consider the projected underwriting and economic results at various confidence levels with a specific focus on the likelihood and magnitude of adverse outcomes. As part of this process, we also specifically review each transaction to determine if there is sufficient risk transfer to qualify for reinsurance accounting. The results of this pricing process are shared with the underwriter on a contract, and if a deal is bound, summary exhibits are attached to a memo summarizing the actuarial pricing analysis that was performed.
Act as Lead Underwriter
Typically, one or two reinsurers will act as the lead or co-lead parties in developing and negotiating treaty pricing, terms and conditions of reinsurance contracts. We act as the lead underwriter for the majority of the premium that we underwrite. We believe that lead underwriting is a critically important factor in achieving long-term success, as lead underwriters have greater control of overall economics of their programs. In addition, we believe that reinsurers that lead contracts are generally solicited for a broader range of business and have greater access to attractive risks.
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

•
for contracts on which we offer an interest credit on funds we hold, credit interest income on actual cash received into a notional experience account whereby the experience account is credited to the ceding company at the maturity of the contract if underwriting results are realized as initially expected.

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
Underwriting Operations
As Chief Executive Officer of the Company, John Berger sets underwriting strategy, establishes underwriting policies and has appointed the underwriting teams for each of Third Point Re and Third Point Re USA. Our underwriting teams consist of underwriters who have significant experience in the reinsurance business. The Presidents of Third Point Re and Third Point Re USA have exclusive authority to bind contracts on behalf of their respective companies.
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
Retrocessional Coverage
Retrocessional coverage consists of reinsurance purchased to cover a portion of the risks that we reinsure on behalf of our clients. We purchased a small amount of retrocessional coverage in 2015 on specific accounts, and we may continue to do so in the future. From time to time, we consider purchases of retrocessional coverage for one or more of the following reasons: to specifically reduce our property catastrophe exposure in certain reinsurance contracts that we write, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties.
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
In estimating our loss and loss adjustment reserves, it is necessary to project future loss and loss adjustment expense payments. Actual future loss and loss adjustment expenses will not develop exactly as projected and may, in fact, significantly vary from the projections. Further, the projections make no provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in our or the cedent’s historical database or which are not yet quantifiable.
See Note 8 to our consolidated financial statements for additional information and details on our loss reserve development.
Current loss and loss adjustment reserves
The following table represents the development of GAAP balance sheet reserves for loss and loss adjustment expense reserves, net of loss and loss adjustment expenses recoverable as of December 31, 2015, 2014, 2013 and 2012. This table does not present policy or accident year development data. The top line of the table shows our gross loss and loss adjustment expense reserves as of the balance sheet date for each of the indicated years. This represents the estimated amounts of gross and net loss and loss adjustment expense reserves arising in the current year and all prior years that are unpaid as of the balance sheet date, including incurred but not reported (“IBNR”) reserves. The table also shows the re-estimated amount of the previously recorded loss and loss adjustment expense reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” represents the aggregate change to date from the original estimate. The table also shows the cumulative paid amounts as of successive years with respect to the loss and loss adjustment expense reserves.

	2012	2013	2014	2015
		($ in thousands)
Loss and loss adjustment expense reserves	$67,271	$134,331	$277,362	$466,047
Less: Loss and loss adjustment expenses recoverable	—	(9,277)	(814)	(125)
Loss and loss adjustment expense reserves, net of loss and loss adjustment expenses recoverable	67,271	125,054	276,548	465,922
Net loss and loss adjustment expense reserves estimated as of (1):
1 Year Later	62,574	121,495	272,680	—
2 Years Later	63,401	126,099	—	—
3 Years Later	63,815	—	—	—
Cumulative redundancy (deficiency) on net loss and loss adjustment expense reserves	3,456	(1,045)	3,868	—
Cumulative net loss and loss adjustments expenses paid:
1 Year Later	54,501	61,091	121,665	—
2 Years Later	60,554	89,679	—	—
3 Years Later	$62,219	$—	$—	$—

(1)	Net loss and loss adjustment expense reserves include deferred gains on retroactive reinsurance contracts.
Collateral Arrangements and Letter of Credit Facilities
Neither Third Point Re nor Third Point Re USA is licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral or, in some states, unless they have investment grade financial strength ratings from two recognized rating agencies. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2015, we had in place letter of credit facilities for an aggregate amount of $550.0 million and have letters of credit totaling $270.4 million in favor of clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors - Risks Relating to Our Business - Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”
In addition, we have $352.3 million of restricted cash and investments held in trust accounts to secure obligations under certain reinsurance contracts.
Competition
The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have a significant operating history and stronger financial strength ratings and have developed long-standing client relationships.
Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers. While we have a limited operating history, we believe that our unique approach to underwriting and extensive relationships allow us to be successful in underwriting transactions against more established competitors.
Risk Management
We have developed a comprehensive risk management strategy that is governed by an articulated vision of risk appetite and control that is conveyed throughout the organization and measured in a transparent and consistent manner. Our risk management strategy, metrics and progress are summarized in a report that is presented to the board of directors on a quarterly basis. Our internal capital model incorporates statistics from the pricing, reserving and investment processes to produce an estimate of the amount of capital used at set points in time (e.g., each quarter-end) as well as the overall variability in the prospective financial results. We work closely with the risk management personnel of Third Point LLC, our investment manager, to measure and report the variability of results from our investment portfolio. We also monitor the contractual exposure to catastrophic losses as aggregated across all bound reinsurance contracts.
Ratings
Each of our reinsurance subsidiaries has an A- (Excellent) financial strength rating with a stable outlook from A.M. Best, which is the fourth highest of 15 ratings. We believe that a strong rating is a critical factor in the marketing of reinsurance products to clients and brokers. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares.
Joint Ventures and Investment Management Agreements
On December 22, 2011, we entered into an investment management agreement with Third Point LLC, Third Point Re, and Third Point Advisors LLC (“TP GP”) (Third Point Re and TP GP, together with any other party admitted in the future as a participant, the “Participants” and each a “Participant”) pursuant to which the parties created a joint venture (the “ 2011 Account”) whereby Third Point LLC manages the assets of Third Point Re and TP GP as well as any of our subsidiaries’ assets, if any, in accordance with the terms and subject to the conditions set forth in the investment management agreement, except as described below.
On January 28, 2015, we entered into another investment management agreement with Third Point LLC, Third Point Re USA and TP GP pursuant to which the parties created a separate managed account (the “2015 Account” and together with the 2011 Account, each, an “Account”) whereby Third Point LLC manages the assets of Third Point Re USA and

TP GP under substantially the same terms and conditions as our existing investment management agreement for Third Point Re.
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
Under each investment management agreement, Third Point LLC is required to maintain a Loss Recovery Account in respect of each Participant, the opening balance of which will be zero. Thereafter, for any fiscal year, the Loss Recovery Account balance shall be the sum of all prior year net loss amounts allocated to the Participant and not subsequently offset by prior year net profit amounts allocated to such Participant; provided that the Loss Recovery Account balance will be reduced proportionately to reflect any withdrawals made by such Participant. TP GP may waive or reduce the Performance Allocation, in its sole discretion. Third Point LLC and TP GP may elect, at the beginning of each fiscal year to restructure the Performance Allocation as a performance fee to Third Point LLC with the same terms as the Performance Allocation. As of December 31, 2015, the Loss Recovery Account was $5.0 million for Third Point Re’s investment account and $1.2 million for Third Point Re USA’s investment account (December 31, 2014 - $nil). These amounts have not been recorded in the Company’s consolidated balance sheets.
Investment Guidelines
As detailed in each investment management agreement, Third Point LLC is required to adhere to the following investment guidelines:

•
Composition of Investments: At least 60% of the applicable investment portfolio will be held in debt or equity securities (including swaps) of publicly traded companies (or their subsidiaries) and governments of the OECD high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. Except with the prior written consent of the Investment and Finance committee, none of the assets in the investment portfolio will be held in illiquid investments traditionally considered “venture capital” or private equity investments. In addition, no investments in third party managed funds or other investment vehicles will be made without the consent of the Investment and Finance committee.

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

Term
The original investment management agreement for Third Point Re has an initial term of five years, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. The second investment management agreement for Third Point Re USA entered into in January 2015 has an expiration date that coincides with the expiration date of the original investment management agreement and is subject to similar renewal provisions. We are actively negotiating the renewal of these agreements and expect that they will be renewed in 2016.
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

In addition, we may withdraw as a participant under the investment management agreements prior to the expiration of their term if the net investment performance of Third Point LLC has (a) (i) incurred a loss in two successive calendar years and (ii) underperformed the S&P 500 Index by at least 10 percentage points for such two successive calendar years, taken as a whole, or (b) (i) incurred a cumulative loss of 10% or more during any 24-month period and (ii) underperformed the S&P 500 Index by at least 15 percentage points for such 24-month period. We may not withdraw or terminate the investment management agreements on the basis of performance other than as provided above. If we become dissatisfied with the results of the investment performance of Third Point LLC, we will be unable to hire new investment managers until the investment management agreements expire by their terms or are terminated for cause.
The following table sets forth management fees and performance fees incurred for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Management fees - Third Point LLC	$6,362	$5,037	$3,651
Management fees - Founders	36,053	28,544	20,686
Performance fees - TP GP	862	19,935	62,996
	$43,277	$53,516	$87,333

Investments
Investment Strategy
As our investment manager, Third Point LLC has the contractual right to manage substantially all of our investable assets until December 22, 2016, subject to certain extension and termination rights described above, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our accounts. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed.
Investment Portfolio
The following table represents the total long, short and net exposure of our consolidated investment portfolio as managed by Third Point LLC, as of December 31, 2015 and 2014 by strategy and geography:

	2015			2014
	Long	Short	Net	Long	Short	Net
Long/Short Equity
Consumer	15%	(3)%	12%	7%	—%	7%
Energy & Utility	—%	(1)%	(1)%	5%	(1)%	4%
Financial	2%	(1)%	1%	8%	—%	8%
Healthcare	30%	(3)%	27%	17%	—%	17%
Industries & Commodities	17%	(4)%	13%	18%	(1)%	17%
Technology, Media and Telecommunications	5%	(3)%	2%	13%	(1)%	12%
Market Hedges	3%	(9)%	(6)%	5%	(8)%	(3)%
Total Long/Short Equity	72%	(24)%	48%	73%	(11)%	62%
Credit
Distressed	1%	—%	1%	3%	—%	3%
Performing	6%	(11)%	(5)%	5%	(6)%	(1)%
Government	7%	(1)%	6%	—%	—%	—%
Asset Backed Securities (1)	24%	(3)%	21%	22%	(1)%	21%
Total Credit	38%	(15)%	23%	30%	(7)%	23%
Other
Government	—%	—%	—%	7%	(3)%	4%
Tail Risk	—%	—%	—%	4%	(8)%	(4)%
Macro	1%	(6)%	(5)%	—%	—%	—%
Risk Arbitrage	—%	—%	—%	—%	—%	—%
Private	2%	—%	2%	—%	—%	—%
Total Other	3%	(6)%	(3)%	11%	(11)%	—%
	113%	(45)%	68%	114%	(29)%	85%
(1) Includes residential mortgage-backed securities, commercial mortgage-backed securities, and related indices.

	2015			2014
	Long	Short	Net	Long	Short	Net
Americas	103%	(30)%	73%	92%	(17)%	75%
Europe, Middle East and Africa	6%	(10)%	(4)%	10%	(8)%	2%
Asia	4%	(5)%	(1)%	12%	(4)%	8%
	113%	(45)%	68%	114%	(29)%	85%
In managing our investment portfolio, Third Point LLC assigns every investment position a sector, strategy and geographic category. The dollar exposure of each position under each category is aggregated and the exposure percentages listed in the exposure table represent the aggregate market exposure of a given category against the total net asset value of the consolidated account. Long and short exposure percentages represent the aggregate relative value of all long and short positions in a given category, respectively. Net exposure represents the short exposure subtracted from the long exposure in a given category. Third Point LLC reports the composition of our total managed portfolio on a market exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. Under this methodology, the exposure for equity swaps and futures contracts are reported at their full notional amount. The notional amount of any derivative contract is the underlying value upon which payment obligations are computed. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock price. Credit derivatives are reported in accordance with their equivalent underlying security exposure. Cash and cash equivalents are excluded from exposure calculations.
Investment Returns
A summary of our net investment income (loss) for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$14,398	$193,957	$236,333
Net unrealized gains (losses) on investments and investment derivatives	(34,181)	(83,146)	78,950
Net gains on foreign currencies	933	2,581	21,106
Dividend and interest income	45,103	31,750	14,233
Dividends paid on securities sold, not yet purchased	(1,279)	(120)	(722)
Management and performance fees	(43,277)	(53,516)	(87,333)
Other expenses	(11,305)	(7,151)	(8,863)
Net investment income (loss) on investments managed by Third Point LLC	(29,608)	84,355	253,704
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	29	101	86
Net gain on catastrophe bond held by Catastrophe Reinsurer	10	144	—
Net gain on investment in Kiskadee Fund	1,465	—	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	30	982	4,335
	$(28,074)	$85,582	$258,125
The investment return is based on the total consolidated assets in Third Point Re’s and Third Point Re USA’s investment accounts managed by Third Point LLC, which includes the majority of our equity capital and float generated by our reinsurance operations. Investment returns for the years ended December 31, 2015, 2014 and 2013, net of all fees and expenses, is as follows:(1)

	2015	2014	2013
Third Point Reinsurance Ltd.	(1.6)%	5.1%	23.9%
S&P 500	1.4%	13.7%	32.4%

(1)	Past performance is not necessarily indicative of future results.
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
Regulation
Bermuda Insurance Regulation
The Insurance Act of 1978
The Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Third Point Re and Third Point Re USA, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

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
Classification of Insurers
The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, ranging from Class 1 insurers (pure captives) to Class 4 insurers (very large commercial underwriters). Third Point Re and Third Point Re USA are registered as Class 4 insurers.
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
Principal Representative and Principal Office
Third Point Re and Third Point Re USA are each required to maintain a principal office and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Third Point Re and Third Point Re USA is at our principal executive offices in Bermuda. Third Point Re and Third Point Re USA’s principal representative is Christopher Coleman. The principal office of Third Point Re and Third Point Re USA is at Point House, 3 Waterloo Lane, Pembroke HM 08 Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so.
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
Declaration of Compliance
Third Point Re and Third Point Re USA, at the time of filing their statutory financial statements, will also be required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not Third Point Re and Third Point Re USA have, with respect to the preceding financial year (i) complied with all requirements of the minimum criteria applicable to it; (ii) complied with the minimum margin of solvency as at its financial year end; (iii) complied with the applicable enhanced capital requirements as at its financial year end; and (iv) observed any limitations, restrictions or conditions imposed upon issuance of its license, if applicable. The declaration of compliance is required to be signed by two directors of each of Third Point Re and Third Point Re USA, and if Third Point Re or Third Point Re USA have failed to comply with any of the requirements referenced in (i) through (iii) above or observe any limitations, restrictions or conditions imposed upon issuance of its license, if applicable, Third Point Re and/or Third Point Re USA will be required to provide the BMA with particulars of such failure in writing. Third Point Re and Third Point Re USA shall be liable to a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.
Annual Statutory Financial Return and Annual Capital and Solvency Return
Third Point Re and Third Point Re USA, as Class 4 insurers, are required to file with the BMA a statutory financial return no later than four months after their respective financial year end (unless specifically extended). The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business, or special purpose business, as applicable, solvency certificate, the statutory financial statements themselves and the opinion of the loss reserve specialist.
The principal representative and at least two directors of the insurer must sign the solvency certificate. The directors are required to certify whether the minimum solvency margin has been met, and the approved independent auditor is required to state whether in its opinion it was reasonable for the directors to make this certification.
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

Economic Balance Sheet
The BMA is in the process of introducing an economic balance sheet (“EBS”) framework, which will become effective with the December 31, 2016 capital and solvency return filing, and will form the basis for the Third Point Re and Third Point Re USA’s enhanced capital requirements (“ECR”), as described below. The EBS framework will replace the current statutory financial reporting and valuation framework. The underlying premise of the EBS is that both assets and liabilities are valued using market or fair values.
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
Approved Independent Auditor
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
Class 4 insurers are also required to maintain available statutory capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the BSCR model or an approved internal capital model.
The BSCR model is a risk-based capital model that provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formulae establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.
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
Eligible Capital
To enable the BMA to better assess the quality of the insurer’s capital resources, a Class 4 insurer is required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system’. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
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
Restrictions on Dividends and Distributions
A Class 4 insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where a Class 4 insurer fails to meet its MSM or minimum liquidity ratio, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
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
Where the shares of a shareholder or prospective shareholder of an insurer, or the shares of its parent company, are not traded on a recognised stock exchange (i.e., private companies), the Insurance Act prohibits such person from becoming a shareholder controller unless he has first served on the BMA notice in writing stating that he intends to become such a controller and the BMA has either, before the end of 45 days following the date of notification, provided notice to the proposed controller that it does not object to his becoming such a controller or the full 45 days has elapsed without the BMA filing an objection.
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
Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act, (ii) the amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business that offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, (viii) the expansion into a material new line of business, (ix) the sale of an insurer and (x) outsourcing of an officer role, effective as of January 1, 2016).
No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
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
Cancellation of Insurer’s Registration
An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act. Failure by the insurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, could result in an insurer’s registration being canceled.
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
Certain Other Bermuda Law Considerations
All Bermuda “exempted companies” are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance, land that is used to provide accommodation or recreational facilities for officers and our employees for a term not exceeding 21 years, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (iv) the carrying on of business of any kind in Bermuda, except in furtherance of the business carried on outside Bermuda or under license granted by the Minister. Generally it is not permitted without a special license granted by the Minister to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
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
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers are subject to indirect regulatory requirements imposed by jurisdictions in which their ceding companies are licensed through the “credit for reinsurance” mechanism. In general, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the insurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums and loss reserves and loss adjustment expense reserves ceded to the reinsurer.
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
Information Technology
We have a disaster recovery plan with respect to our information technology infrastructure that includes arrangements with an offshore data center. Our secondary off-island location for data systems back-up and recovery is located in Toronto, Canada, providing a remote site, that we believe is unlikely to be subject to the same disaster events that might impair our operations in Bermuda. The environment is configured to be live within one hour of a disaster scenario and supports the necessary business capabilities of our Bermuda and U.S. operations.
Employees
As of December 31, 2015, we had 26 employees, 19 of whom were based in Bermuda, 6 of whom were based in the United States and 1 of whom was based in the United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.
Available Information
Third Point Reinsurance Ltd. is incorporated in Bermuda and its corporate offices are located at Point House, 3 Waterloo Lane, Pembroke HM 08, Bermuda. Its telephone number is 1 (441) 542-3300. Third Point Re USA’s principal executive offices are located at 51 JFK Parkway, First Floor West, Short Hills, New Jersey 07078. Its telephone number is (908) 608-8970.
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
Because Third Point Reinsurance Ltd. has fully and unconditionally guaranteed the debt securities issued by TPRUSA in February 2015, no separate filings are made by TPRUSA with the SEC. See Note 25 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding TPRUSA.
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

Risks Related to Our Business
We are a four year old company with limited historical information available for investors to evaluate our performance or a potential investment in our shares.
We have a limited history of operations. We were incorporated on October 6, 2011 and began underwriting reinsurance transactions on January 1, 2012. TPREUSA and Third Point Re USA were formed in the fourth quarter of 2014 and Third Point Re USA began to write reinsurance contracts in February 2015. As a result, there is limited historical information available to help prospective investors evaluate our performance or an investment in our shares.
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

•
the risk of Third Point Reinsurance Ltd. and/or Third Point Re being deemed a passive foreign investment company or an investment company if we are deemed to not be in the active conduct of an insurance business or to not be predominantly engaged in an insurance business. See “Risks Relating to Insurance and Other Regulations -We are subject to the risk of becoming an investment company under U.S. federal securities law” and “Risks Relating to Taxation-United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.”

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
In particular, we seek to underwrite products and make investments to achieve a favorable return on equity over the long term. In addition, our opportunistic nature and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.
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
Our competitors include, among others, Alleghany Corporation, Arch Capital Group Ltd., AXIS Capital Holdings Ltd., Catlin Group Ltd., Chubb Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Hamilton Insurance Group Ltd., Hannover Rückversicherung AG, Maiden Holdings Ltd., Münchener Rückversicherungs-Gesellschaft AG., PartnerRe Ltd., Swiss Re Limited and Tokio Marine Holdings, Inc. In addition, Greenlight Reinsurance Ltd. and Watford Re Ltd. have business models similar to ours, and we expect to compete with them in many lines of business and geographies. In the future, we may also have to compete for the type of reinsurance we intend to underwrite with new start-up companies that have a business model similar to ours.
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
Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the renewal of certain prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with periods of intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations would be materially adversely affected.
The inherent uncertainty of models and the use of such models as a tool to evaluate risk may have an adverse effect on our financial results.
We make use of quantitative models to evaluate potential reinsurance transactions, to reserve for transactions once they are bound and to assess our risk related to our reinsurance and investment portfolios. These models have been developed internally and in some cases they make use of third party software. The construction of these models and the selection of assumptions requires significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, both of which may be incomplete or may be subject to errors. Given the inherent uncertainty in these models as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely affected, perhaps significantly. Any such impact could also be felt across our reinsurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions.
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
We seek to manage reinsurance volatility by focusing on lines of business that have historically demonstrated more stable return characteristics, such as property quota share, auto, and workers’ compensation. These lines of business are often characterized as having exposure to higher frequency and lower severity claims activity, although this has not always been the case. We seek to further manage the volatility of our reinsurance results by writing contracts on a quota share basis and through the use of contractual terms and conditions, such as loss ratio caps, within our reinsurance contracts. However, there can be no assurance that these terms and conditions will be effective in mitigating our exposure. The failure or ineffectiveness of any of our terms and conditions could have a material adverse effect on our financial condition and results of operations.
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
Historically, reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, including inflation, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the reinsurance industry on both underwriting and investment sides.
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

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s initial rating;

•	if unfavorable financial or market trends impact us;

•	if losses exceed loss reserves;

•	if we are unable to retain our senior management and other key personnel;

•	if our investment portfolio incurs significant losses; or

•	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of Third Point Re or Third Point Re USA.
If A.M. Best downgrades the rating of either of Third Point Re or Third Point Re USA below A- (Excellent), places either reinsurer on credit watch or withdraws its rating, we could be severely limited or prevented from writing any new reinsurance contracts from the affected reinsurer which would significantly and negatively affect our ability to implement our business strategy. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. In addition, almost all of our reinsurance contracts provide the client with the right to terminate the agreement or require us to transfer premiums on a funds withheld basis if our A- (Excellent) A.M. Best rating is downgraded. The contracts containing such a termination right represented approximately 63.4% of gross premiums written during 2015, 76.4% of gross premiums written during 2014 and 86.0% of gross premiums written during 2013.
In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, completed a public offering of $115.0 million in aggregate principal amount of 7.0% senior notes due 2025 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) by Third Point Reinsurance Ltd. In certain circumstances, a downgrade of the rating assigned to the Senior Notes would result in an increase in the annual interest rate payable on the Senior Notes or, if a change of control of TPRE has also occurred, an obligation for us to make an offer to repurchase the Senior Notes at a premium. Either of these outcomes would require use of cash that we might otherwise use in operating our business; further, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the Senior Notes. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
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
If any such provisions were to become exercisable, we cannot predict whether or how many of our clients would actually exercise such rights or the extent to which such rights would have a significant and negative effect on our financial condition, results of operations or future prospects but they could have a significant adverse effect on our operations and our ability to post sufficient collateral for reinsurance obligations.
We are dependent on key executives, the loss of whom could adversely affect our business.
Our future success depends to a significant extent on the efforts of our senior management, in particular Mr. Berger, and other key personnel, such as our President and Chief Operating Officer, our Chief Financial Officer, our Chief Reserving Actuary, our Chief Risk Officer and our senior underwriting executives, to implement our business strategy. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management, in particular

Mr. Berger, or other key personnel could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.
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
We expect to need additional collateral capacity as we grow, and if we are unable to renew, maintain or increase our collateral capacity or are unable to do so on commercially acceptable terms, such a development could significantly and negatively affect our ability to implement our business strategy.
Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.
Third Point Reinsurance Ltd. is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiaries, Third Point Re and Third Point Re USA. Our cash flows currently consist primarily of dividends and other permissible payments from Third Point Re and Third Point Re USA. Third Point Reinsurance Ltd. depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of its guarantee of the Senior Notes issued by TPRUSA in February 2015. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
In order to remain in compliance with the Net Worth Maintenance Agreement, we must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million. Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us.
Third Point Reinsurance Ltd. is indirectly subject to Bermuda regulatory constraints placed on Third Point Re and Third Point Re USA. This affects our ability to pay dividends on the shares and make other payments. Under the Insurance Act, Third Point Re and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where either Third Point Re or Third Point USA, as Class 4 insurers, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, they are prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
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
In addition, under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Bermuda companies such as Third Point Reinsurance Ltd., Third Point Re and Third Point Re USA may not declare or pay a dividend if there are reasonable grounds for believing that the relevant Bermuda company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
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
At maturity, the entire principal amount of the Senior Notes then outstanding, plus any accrued and unpaid interest, will become due and payable. TPRUSA must pay interest in cash on the Senior Notes semi-annually on February 13 and August 13 of each year. The amount of interest payable on the Senior Notes is subject to increase from time to time in the event of a downgrade of the rating assigned to the Senior Notes or in connection with certain other events. In addition, upon the occurrence of a change of control triggering event described in the indenture governing the Senior Notes, unless we have exercised our right to redeem the Senior Notes in accordance with their terms, each holder of Senior Notes will have the right to require us to repurchase all or any part of such holder’s Senior Notes for a payment in cash described in the indenture governing the Senior Notes.
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
We may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

•	fund liquidity needs caused by underwriting or investment losses;

•	replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

•	satisfy letters of credit, guarantee bond requirements or other capital requirements that may be imposed by our clients or by regulators;

•	meet rating agency or regulatory capital requirements; or

•	respond to competitive pressures.
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
While neither Third Point Re nor Third Point Re USA, our Class 4 reinsurers, currently directly underwrites catastrophe exposed reinsurance business on an excess of loss basis, in 2012 we launched an open-ended catastrophe reinsurance fund with an exposure to a diversified portfolio of peak zone natural catastrophe risk. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed.
On December 18, 2014, we entered into a subscription agreement with the Kiskadee Fund to invest up to $25.0 million in Hiscox’s separately managed insurance-linked securities platform, Kiskadee Re Ltd.  On January 2, 2015 and June 1, 2015 the Company funded $5.0 million and $20.0 million, respectively, and there are no remaining commitments. The value of our investment in the Kiskadee Fund as of December 31, 2015 is $26.5 million. The Kiskadee Fund is a fund vehicle managed by Hiscox.  The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments. Involvement in catastrophe exposed excess of loss reinsurance through our investment in the Kiskadee Fund exposes us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornadoes, windstorms, severe winter weather, earthquakes, floods, droughts, fires, explosions, volcanic eruptions, acts of war or terrorism or political unrest and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause heightened volatility in our results of operations for any fiscal quarter or year. We anticipate that our property catastrophe exposures will consistently remain relatively low when compared to our competitors. However, there can be no assurance that this business will not experience losses associated with contracts currently bound.
In addition, we are exposed to the impact of catastrophic events, in some cases, through the property and multi-line reinsurance contracts we write, as significant disasters or weather events can result in increased claims under certain lines of business. If a natural or man-made disaster, including industrial accidents, acts of wars or terrorism or political unrest or systemic cyber-security events, were to significantly increase the amount of claims payable under the types of property and casualty reinsurance we write, our consolidated results of operation could be materially and adversely affected.
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
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our top three reinsurance brokers, Aon Benfield, JLT Re and Guy Carpenter & Company, LLC accounted for approximately 21.7%, 19.3% and 16.3%, respectively, of our gross premiums written since inception. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.
We have purchased, and may continue to purchase, retrocessional coverage in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a reinsurer to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocession that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocession from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

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
Under Bermuda law, non-Bermudians (other than spouses of Bermudians and permanent resident’s certificate holders) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date (up to ten years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. Our success depends in part on the continued services of key employees in Bermuda. Our Chief Executive Officer, our President and Chief Operating Officer, Chief Reserving Actuary and some of our senior underwriting executives are not Bermudians, spouses of Bermudians or permanent resident certificate holders. If work permits are not obtained, or are not renewed, for our principal employees, we could lose their services, which could materially affect our businesses.
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
We depend upon Third Point LLC, our investment manager, to implement our investment strategy. The investment management agreements, each of which terminates on December 22, 2016, are subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate either investment management agreement in question at the end of such term. If Third Point LLC chooses to terminate either investment management agreement at the end of such term, there is no assurance that we could find a suitable replacement, and if we were to find a replacement, there is no guarantee that any such replacement would provide us with comparable or better investment results.
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
Our investment guidelines provide that as our investment manager, Third Point LLC may commit up to 15% of our assets under management to any one investment. Our investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2015 and 2014, the net exposure of our consolidated portfolio was 68% and 85%, respectively, and the largest ten long and short positions comprised an aggregate of 57% and 18% and 45% and 12%, respectively, of our consolidated investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
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
Our investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment portfolio could have a disproportionately large effect in relation to our capital. As of December 31, 2015, our investment account had $767.7 million of margin debt at its brokers primarily related to borrowings to fund collateral arrangements. A common metric used to determine financial leverage for accounts such as our investment portfolio is the “gross exposure” of our managed accounts. The “gross exposure” is shown as a percentage of the Net Asset Value (“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2015, the gross exposure of our consolidated investment portfolio was 158%. Any event that may adversely affect the value of positions we hold could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.
In managing our investment portfolio, Third Point LLC engages in short sales that may subject us to unlimited loss potential.
As our investment manager, Third Point LLC routinely enters into transactions for our account in which it sells a security that we do not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2015, short exposure in our consolidated investment portfolio was $940.8 million consisting of 241 debt, equity and index positions, including $506.8 million over 73 positions in the equity portfolio.
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
As of the date hereof, representatives of Third Point LLC sat on the board of directors of Apigee Corp, Baxter International Inc., Dolphin Capital Investors Ltd., Enphase Energy, Inc., Hellenic Bank PLC and Sotheby’s, whose securities are publicly traded and included in our investment portfolio.

The ability to use “soft dollars” may provide Third Point LLC with an incentive to select certain brokers that may take into account benefits to be received by Third Point LLC.
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
Our investment management agreements with Third Point LLC have limited termination provisions that restrict our ability to manage our investment portfolio outside of Third Point LLC. Because the investment management agreements contain exclusivity and limited termination provisions, we are unable to use investment managers other than Third Point LLC for so long as the agreement is in effect. The original investment management agreement was entered into on December 22, 2011 and has an initial term of five years, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. The second investment management agreement was entered into in January 2015 and has an expiration date that coincides with the expiration date of the original investment management agreement, as well as corresponding renewal provisions. We may also terminate either investment management agreement upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC.
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
Our investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities. As of December 31, 2015, the fair value of asset-backed securities in our consolidated investment portfolio was $494.7 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
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
In addition, the Euro-zone remains a significant market concern given recent volatility. Furthermore, the continued devaluation of the Euro could lead to significant decline in the value of our Euro-denominated investment portfolio. As of December 31, 2015, our consolidated investment portfolio had $83.0 million of market exposure denominated in Euros. As a result of our foreign currency hedging strategies, the portfolio had net short exposure in Euro currency of $6.3 million at December 31, 2015.
Third Point LLC’s role as an engaged investor in special situation and distressed investments may subject us, Third Point Re or Third Point Re USA to increased risks including the incurrence of additional legal or other expenses.
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
In addition, a number of states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies that prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for a period of up to two years after the adviser or certain of its executives or employees make a contribution to certain elected officials or candidates. If Third Point LLC, its employees or affiliates or any service providers acting on their behalf, including, without limitation, a placement agent, fail to comply with such pay-to-play laws, regulations or policies, such non-compliance could have an adverse effect on Third Point LLC and our investment portfolio.
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
We do not presently expect that we will be admitted to do business in any jurisdiction other than Bermuda. In general, Bermuda insurance statutes, regulations and the policies of the BMA are less restrictive than United States state insurance statutes and regulations. We conduct business in the United States through our indirect subsidiary, Third Point Re USA. We do not believe that our U.S.-based operations subject us to licensing requirements in any state in which we operate. However, we cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we will be subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us.

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
From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Extreme turmoil in the financial markets may increase the likelihood of changes in the way the financial services industry is regulated. Governmental authorities worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future.
Our exposure to potential regulatory initiatives could be heightened by the fact that our principal operations are domiciled in Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the United States or the larger European Union countries.
Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of increased regulatory supervision.
The Bermuda insurance and reinsurance regulatory framework recently has become subject to substantial change, in part in order to achieve equivalence under Solvency II, the EU regulatory regime enacted in November 2009 and that imposes new solvency and governance requirements across all EU Member States.
On November 26, 2015, the European Commission adopted a Delegated Act that recognizes Bermuda’s regulatory framework for insurance and reinsurance activities of companies with their head offices in Bermuda, as well as for supervision of insurance and reinsurance groups, with the exception of captives and special purpose insurers, as being fully equivalent to regulatory standards applied to European insurance and reinsurance companies and groups in accordance with the requirements of Solvency II. The Delegated Act is subject to a three month review by the European Parliament and Council and if it comes into force, would be applied retroactively to January 1, 2016, the date Solvency II came into effect. The EC’s decision followed substantial changes to Bermuda’s regulatory framework, including the adoption of the Insurance Amendment (No 2) Act 2015 in July 2015 that entered into force on January 1, 2016, the amendment to the Insurance Code of Conduct with effect from July 2015 and the adoption of revised insurance prudential rules by the BMA that entered into force on January 1, 2016. As many of these changes only came into effect on January 1, 2016, their impact on insurers and reinsurers on companies subject to Bermudian regulation, such as Third Point Re and Third Point Re USA, is unclear.

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
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating IFRS to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. In addition, U.S. GAAP and IFRS standard setters continue to discuss possible changes to accounting for insurance contracts. Certain of these standards could result in material changes to our reported results of operations and may require considerable additional expense to comply. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a summary of pending changes in accounting principles or financial reporting requirements that could affect our results and disclosures.
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
Passive Foreign Investment Company (“PFIC”). Significant potential adverse U.S. federal income tax consequences generally apply to any United States person who owns shares in a PFIC. In general, either we and/or Third Point Re would be a PFIC for a taxable year if 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income.” Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. However, there is very little authority as to what constitutes the active conduct of an insurance business for purposes of the PFIC rules. The IRS has notified taxpayers in IRS Notice 2003-34 that it intends to scrutinize the activities of certain insurance companies located outside of the United States, including reinsurance companies that invest a significant portion of their assets in alternative investment strategies, to determine whether such companies qualify for the active insurance company exception in the PFIC rules. The IRS recently proposed regulations concerning the active insurance company exception. The proposed regulations provide that the active conduct of an insurance business must include the performance of substantial managerial and operational services by an insurance company’s own employees and officers. The activities of independent contractors and employees of affiliates are not sufficient to satisfy this requirement. The proposed regulations also clarify that income from investment assets held by an insurance company to meet its obligations under insurance and annuity contracts will not be treated as passive income for PFIC purposes. However, the IRS did not propose a specific method for determining the portion of an insurance company’s assets that are held to meet obligations under insurance and annuity contracts, and solicited comments on appropriate approaches. At this time it is unclear whether final regulations will include a specific methodology and how any such methodology would apply to us. The proposed regulations will be effective when issued in final form.
We believe that our financial reserves are consistent with industry standards and are not in excess of the reasonable needs of our insurance business, that we are actively engaged in insurance activities that involve sufficient transfer of risk, and that our employees and officers provide substantial managerial and operational services. However, we cannot assure you the IRS will agree with our position and will not successfully assert that we do not qualify for the insurance exception. Moreover, our expectation with respect to any taxable year is based on the amount of risk that we expect to underwrite during that year. If we are unable to underwrite a sufficient amount of risk for any taxable year, we and/or Third Point Re might be treated as a PFIC. Furthermore, in certain circumstances, we may seek to manage the volatility of our reinsurance results by writing policies that contain certain contractual terms and conditions (such as loss ratio caps), which may cause the IRS to assert that such policies lack sufficient risk transfer to constitute insurance for United States federal income tax purposes, increasing the risk that we and/or Third Point Re may be treated as a PFIC. Counsel to the Company and its subsidiaries (the “Group”) have never provided an opinion regarding the Group’s PFIC status due to the absence of applicable authority regarding the active insurance company exception and the dependence of the Group’s PFIC status on the actual operational results and other relevant facts for each taxable year. Readers are urged to consult their own tax advisors to assess their tolerance of this risk.
Recently proposed legislation introduced by Senate Finance Committee ranking minority member Ron Wyden would modify the insurance exception to apply to a company only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expenses and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustments expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to temporary circumstances involving the insurance business. Similarly, Senate Finance Committee then-Chairman Max Baucus had previously released several tax reform discussion drafts on international tax issues and, in early 2014, House Ways and Means Committee then-Chairman Dave Camp had published a tax reform proposal, that would modify or eliminate the application of the insurance exception. If any such legislation were enacted in its current form, no assurance can be given that we would be able to operate in a manner to satisfy these requirements in any given year. No assurance can be given as to whether such legislation will be adopted and if so, in what form. Moreover, as discussed above, there can be no assurance as to what methodologies the proposed regulations will adopt for determining the portion of an insurance company’s assets that are held to meet obligations under insurance and annuity contracts, or whether the proposed regulations will be enacted in their current form.
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
Controlled Foreign Corporations (“CFC”). United States persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power of our shares, which we refer to as United States 10% shareholders, may be subject to the CFC rules. Under the CFC rules, each United States 10% shareholder must annually include its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. In general (subject to the special rules applicable to “related person insurance income” described below), a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares for an uninterrupted period of 30 days or more during any year. We believe that the restrictions placed on the voting power of our shares should generally prevent shareholders who acquire shares from being treated as United States 10% shareholders of a CFC. We cannot assure you, however, that these rules will not apply to you. If you are a United States. person we strongly urge you to consult your own tax advisor concerning the controlled foreign corporation rules.
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
The Foreign Account Tax Compliance provisions of the Code (“FATCA”) generally impose a 30% withholding tax regime with respect to (i) certain U.S. source income (including interest and dividends) and gross proceeds from any sale or other disposition after December 31, 2018, of property that can produce U.S. source interest or dividends (“withholdable payments”) and (ii) “foreign passthru payments” made by foreign financial institutions (“FFIs”) after December 31, 2018 (or, if later, the date on which the final U.S. Treasury Regulations that define (foreign passthru payments are published).
On December 19, 2013, the Bermuda Government entered into a “Model 2” intergovernmental agreement (“IGA”) with the United States to implement FATCA. If we, Third Point Re and/or Third Point Re USA are treated as FFIs for the purposes of FATCA, under the Model 2 IGA, we, Third Point Re and/or Third Point Re USA will be directed to ‘register’ with the IRS and required to comply with the requirements of FATCA, including due diligence, reporting and withholding. Assuming registration and compliance with the terms of an agreement with the IRS (an “FFI Agreement”) pursuant to a Model 2 IGA, an FFI would be treated as FATCA compliant and not subject to withholding. An FFI that satisfies the eligibility, information reporting and other requirements of the IGA will not be subject to the regular FATCA reporting and withholding obligations discussed below.
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
The tax laws and interpretations thereof regarding whether a company is engaged in a United States trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. The regulations regarding the application of the passive foreign investment company rules to an insurance company and regarding related party insurance income are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
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
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of December 31, 2015, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 4,651,163 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
As of December 31, 2015, a total of 22,252,206 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2015, there were share options outstanding which are exercisable (subject to vesting) for 10,250,586 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
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
Third Point Reinsurance Ltd. was incorporated on October 6, 2011. On December 22, 2011, KIA TP Holdings, L.P. and KEP TP Holdings, L.P., which are affiliates of Kelso & Company (collectively, “Kelso”) and Pine Brook LVR, L.P., an affiliate of Pine Brook Road Partners, LLC (collectively, “Pine Brook”, and Pine Brook and together with Kelso, the “Lead Investors” and each individually, a “Lead Investor”), Dowling Capital Partners I, L.P., an affiliate of Dowling Capital Management, LLC (collectively, “Dowling”), P RE Opportunities Ltd. (“PROL”), Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and our Chief Executive Officer John R. Berger (collectively, the “Founders”), together with certain members of management, committed $533.0 million to capitalize Third Point Reinsurance Ltd. As of December 31, 2015, Kelso, Pine Brook, the Loeb Entities, the Company’s directors and named executive officers, as defined in the proxy statement, own approximately 24.7%, 12.3%, 8.7% and 6.7% of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and options representing the right to purchase 11,029,661 common shares. As a result, the Lead Investors, Loeb Entities, directors and named executive officers could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common shares.
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
Under our bye-laws and subject to Bermuda law, we have the option, but not the obligation, to require a shareholder to sell to us at fair market value the minimum number of common shares that is necessary to avoid or cure any adverse tax consequences or materially adverse legal or regulatory treatment to us, our subsidiaries or our shareholders if our board of directors reasonably determines, in good faith, that failure to exercise our option would result in such adverse consequences or treatment.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space in New Jersey, United States of America for Third Point Re USA’s operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2015, please see Note 21 - “Commitments and Contingencies” to the accompanying consolidated financial statements.
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
PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on August 15, 2013. On February 24, 2016, the latest practicable date, the last reported sale price of our common shares was $11.40 per share and there were 83 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
The following table sets forth, for the periods indicated, the high and low sales price per share of our common shares as reported by the NYSE:

	High	Low
2015
1st Quarter	$14.50	$13.21
2nd Quarter	$15.33	$13.48
3rd Quarter	$15.06	$13.29
4th Quarter	$14.27	$13.11
2014
1st Quarter	$18.26	$15.00
2nd Quarter	$16.84	$14.77
3rd Quarter	$16.02	$14.55
4th Quarter	$15.35	$13.77
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2015:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column 1) (3)
Equity compensation plans approved by shareholders	10,250,586	$13.52	9,786,902
Equity compensation plans not approved by shareholders	—	N/A	—
Total	10,250,586	$13.52	9,786,902
(1) Represents the number of shares associated with options outstanding as of December 31, 2015.
(2) Represents the weighted average exercise price of options disclosed
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.

Performance
The following graph compares the cumulative total shareholder return on our common shares from the date of the Company’s initial public offering on August 15th, 2013 through to December 31, 2015 to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500 Index”) and (2) the Dow Jones Property & Casualty Insurance Index. The share price performance presented below is not necessarily indicative of future results.

	Base Period
Company Name/Index	15-Aug-13	30-Sep-13	31-Dec-13	31-Mar-14	30-Jun-14	30-Sep-14	31-Dec-14	31-Mar-15	30-Jun-15	30-Sep-15	31-Dec-15
tThird Point Reinsurance Ltd - TPRE	$100.00	$115.92	$148.24	$126.80	$122.08	$116.40	$115.97	$113.20	$118.00	$107.60	$107.28
■S&P 500 Index	$100.00	$101.22	$111.26	$112.70	$117.99	$118.72	$123.93	$124.47	$124.18	$115.57	$123.03
▲Dow Jones U.S. P & C Insurance Index	$100.00	$102.60	$110.31	$106.50	$110.87	$110.30	$121.12	$122.76	$119.21	$121.67	$129.63

1.	The above graph assumes that the value of the investment was $100 on August 15, 2013.

2.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.
The selected consolidated statements of operations data for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and the period from October 6, 2011 (date of incorporation) to December 31, 2011, and the selected consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	2015	2014	2013	2012	2011
	($ in thousands, except share and per share data)
Selected Statement of Income (Loss) Data:
Net premiums written	$700,538	$613,150	$391,962	$190,374	$—
Net premiums earned	602,824	444,532	220,667	96,481	—
Net investment income (loss)	(28,074)	85,582	258,125	136,868	—
Loss and loss adjustment expenses incurred, net	415,191	283,147	139,812	80,306	—
Acquisition costs, net	191,216	137,206	67,944	24,604	—
General and administrative expenses	46,033	40,008	33,036	27,376	1,130
Other expenses	8,614	7,395	4,922	446	—
Interest expense	7,236	—	—	—	—
Foreign exchange gains	3,196	—	—	—	—
Income tax (expense) benefit	2,905	(5,648)	—	—	—
Net income (loss)	$(87,390)	$50,395	$227,311	$99,401	$(1,130)
Earnings (loss) per share (1)
Basic	$(0.84)	$0.48	$2.58	$1.26	$(0.01)
Diluted	$(0.84)	$0.47	$2.54	$1.26	$(0.01)
Property and Casualty Reinsurance Segment - Selected Ratios (2):
Loss ratio	68.9%	65.5%	65.7%	83.2%	n/a
Acquisition cost ratio	31.7%	31.5%	31.5%	25.5%	n/a
Composite ratio	100.6%	97.0%	97.2%	108.7%	—%
General and administrative expense ratio	4.1%	5.2%	10.3%	21.0%	n/a
Combined ratio	104.7%	102.2%	107.5%	129.7%	n/a

Net investment return on investments managed by TP LLC (3)	(1.6)%	5.1%	23.9%	17.7%	n/a

(1)	See Note 2 to our consolidated financial statements for additional information regarding our accounting policy for computing earnings (loss) per share.

(2)
Underwriting ratios are for the property and casualty reinsurance segment only. See additional information in Note 22 of the Notes to consolidated financial statements. Underwriting ratios are calculated by dividing the related expense by net premiums earned.

(3)
The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interests. The stated return is net of withholding taxes, which are presented as a component of income tax expense (benefit) in our consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.

	2015	2014	2013	2012	2011
	$ in thousands, except per share data)
Selected Balance Sheet Data:
Total investments in securities	$2,317,244	$1,830,838	$1,460,864	$937,690	—
Cash and cash equivalents (1)	20,407	28,734	31,625	34,005	603,841
Restricted cash and cash equivalents	330,915	417,307	193,577	77,627	—
Reinsurance balances receivable, net	294,313	303,649	191,763	84,280	—
Deferred acquisition costs, net	197,093	155,901	91,193	45,383	—
Total assets	3,545,108	2,852,580	2,159,890	1,402,017	605,263
Reinsurance balances payable	24,119	27,040	9,081	—	—
Deposit liabilities (2)	83,955	145,430	120,946	50,446	—
Unearned premium reserves	531,710	433,809	265,187	93,893	—
Loss and loss adjustment expense reserves	466,047	277,362	134,331	67,271	—
Total liabilities	2,149,225	1,300,532	649,494	473,696	19,838
Shareholders’ equity attributable to shareholders (3)	1,379,726	1,451,913	1,391,661	868,544	585,425
Non-controlling interests	16,157	100,135	118,735	59,777	—
Total shareholders’ equity	$1,395,883	$1,552,048	$1,510,396	$928,321	585,425
Book value per share data:
Book value per share (4)	$13.23	$14.04	$13.48	$11.07	$9.73
Diluted book value per share (5)	$12.85	$13.55	$13.12	$10.89	$9.73
Selected ratios:
Growth in diluted book value per share (6)	(5.2)%	3.3%	20.5%	11.9%	n/a
Return on beginning shareholders’ equity (7)	(6.0)%	3.6%	23.4%	13.0%	n/a

(1)	Cash and cash equivalents consists of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.

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

(7)
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income (loss) by the beginning of year shareholders’ equity attributable to shareholders. For purposes of determining December 31, 2011 shareholders’ equity attributable to shareholders, we add back the impact of subscriptions receivable to shareholders’ equity attributable to shareholders. For the year ended December 31, 2013, we have also adjusted the beginning shareholders’ equity for the impact of the issuance of shares in our IPO on a weighted average basis. These adjustments lower the stated returns on beginning shareholders’ equity. See the reconciliation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Return on Beginning Shareholders’ Equity.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with Part II, Item 6. “Selected Financial Data”, and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”).
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
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounted c ontracts are collected before losses are paid on reinsurance contracts and proceeds are returned on deposit accounting contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns. Float is not a concept defined by U.S. GAAP and therefore, there are no comparable U.S. GAAP measures. Float, as a result, is considered to be a non-GAAP measure.
We believe that our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float. In addition, we expect that float will grow over time as our reinsurance operations expand.
Catastrophe Risk Management
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. Through December 2014, we wrote excess of loss catastrophe reinsurance through the Catastrophe Fund, which was a separately capitalized reinsurance fund vehicle. In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund and that no new business would be written in the Catastrophe Reinsurer. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed.
For the year ended December 31, 2015, the Catastrophe Fund distributed $119.4 million (Third Point Re’s share - $59.4 million) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $60.0 million for the year ended December 31, 2015. As of December 31, 2014, the Catastrophe Fund had a net asset value of $119.7 million, and our investment in the Catastrophe Fund was $59.5 million.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under two long-term investment management contracts. We directly own the investments that are held in two separate accounts and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds.
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

Point LLC, book value per share, diluted book value per share, growth in diluted book value per share and return on beginning shareholders’ equity.
The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(28,257)	$(9,552)	$(15,828)
Combined ratio (1)	104.7%	102.2%	107.5%

Key investment return metrics:
Net investment income (loss)	$(28,074)	$85,582	$258,125
Net investment return on investments managed by Third Point LLC	(1.6)%	5.1%	23.9%

Key shareholders’ value creation metrics:
Book value per share (2)	$13.23	$14.04	$13.48
Diluted book value per share (2)	$12.85	$13.55	$13.12
Increase (decrease) in diluted book value per share (2)	(5.2)%	3.3%	20.5%
Return on beginning shareholders’ equity (2)	(6.0)%	3.6%	23.4%

(1)	See Note 22 to the accompanying consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)	Book value per share, diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. See reconciliations below.
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to the underwriting activities.
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

We track excess cash flows generated by our property and casualty reinsurance operations, or float, in separate accounts that allow us to also track the net investment income (loss) generated on the float. We believe that net investment income (loss) generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operations to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of long-term incentive compensation. Net investment income (loss) on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income (loss) on float to net investment income (loss).
Net investment income (loss) for the years ended December 31, 2015, 2014 and 2013 was comprised of the following:

	2015	2014	2013
	($ in thousands)
Net investment income (loss) on float	$(10,810)	$11,305	$26,953
Net investment income (loss) on capital	(18,798)	73,050	226,751
Net investment income (loss) on investments managed by Third Point LLC	(29,608)	84,355	253,704
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	29	101	86
Net gain on catastrophe bond held by Catastrophe Reinsurer	10	144	—
Net gain on investment in Kiskadee Fund	1,465	—	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	30	982	4,335
Net investment income (loss)	$(28,074)	$85,582	$258,125
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interests. The stated return is net of withholding taxes, which are presented as a component of income tax expense in our consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
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
For the year ended December 31, 2015, book value per share decreased by $0.81 per share, or 5.8%, to $13.23 per share from $14.04 per share as of December 31, 2014. For the year ended December 31, 2014, book value per share increased by $0.56 per share, or 4.2%, to $14.04 per share from $13.48 per share as of December 31, 2013.
For the year ended December 31, 2015, diluted book value per share decreased by $0.70 per share, or 5.2%, to $12.85 per share from $13.55 per share as of December 31, 2014. For the year ended December 31, 2014, diluted book value per share increased by $0.43 per share, or 3.3%, to $13.55 per share from $13.12 per share as of December 31, 2013.
The decrease in basic and diluted book value per share for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a net loss during the year as a result of our negative investment return and, to a lesser extent, our underwriting loss in the year. The increase in basic and diluted book value per share for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to net income during the year.
The diluted book value per share in both years also includes warrants and share compensation issued to our Founders, employees, directors and an advisor, including the additional warrants and options that became exercisable as a result of meeting the performance condition after the IPO.
The following table sets forth the computation of basic and diluted book value per share as of December 31, 2015, 2014 and 2013 :

	2015	2014	2013
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Total shareholders’ equity	$1,395,883	$1,552,048	$1,510,396
Less: non-controlling interests	(16,157)	(100,135)	(118,735)
Shareholders’ equity attributable to shareholders	1,379,726	1,451,913	1,391,661
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512	46,512
Effect of dilutive share options issued to directors and employees	58,070	61,705	101,274
Diluted book value per share numerator:	$1,484,308	$1,560,130	$1,539,447
Basic and diluted book value per share denominator:
Issued and outstanding shares	104,256,745	103,397,542	103,264,616
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	5,788,391	6,151,903	8,784,861
Effect of dilutive restricted shares issued to directors and employees (1)	837,277	922,610	657,156
Diluted book value per share denominator:	115,533,576	115,123,218	117,357,796

Basic book value per share	$13.23	$14.04	$13.48
Diluted book value per share	$12.85	$13.55	$13.12

(1)
As of December 31, 2015, the effect of dilutive restricted shares issued to directors and employees was comprised of 301,043 restricted shares with a service condition only and 536,234 of restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning of year shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders. For the year ended December 31, 2013, we have adjusted the beginning shareholders’ equity for the impact of the issuance of shares in our IPO on a weighted average basis. This adjustment lowers the stated returns on beginning shareholders’ equity. We believe this metric is used by investors to supplement measures of our profitability.
Return on beginning shareholders’ equity for the years ended December 31, 2015, 2014 and 2013 was calculated as follows:

	2015	2014	2013
	($ in thousands)
Net income (loss)	$(87,390)	$50,395	$227,311
Shareholders’ equity attributable to shareholders - beginning of year	1,451,913	1,391,661	868,544
Impact of weighting related to shareholders’ equity from IPO	—	—	104,502
Adjusted shareholders’ equity attributable to shareholders - beginning of year	$1,451,913	$1,391,661	$973,046
Return on beginning shareholders’ equity	(6.0)%	3.6%	23.4%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
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
Expenses
Our expenses consist primarily of the following:

•	loss and loss adjustment expenses;

•	acquisition costs;

•	investment-related expenses;

•	general and administrative expenses;

•	other expenses;

•	interest expense; and

•	income taxes.
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
Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes and other direct expenses that relate to writing reinsurance contracts and are presented net of commissions ceded under reinsurance contracts. We amortize deferred acquisition costs in the same proportion that the premiums are earned.
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders and performance fees we pay to TP GP. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to TP GP. We include these expenses in net investment income (loss) in our consolidated statements of income (loss). The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements.
General and administrative expenses consist primarily of salaries, benefits and related payroll costs, including costs associated with our incentive compensation plan, share compensation expense, legal and accounting fees, travel and client entertainment, fees relating to our letter of credit facilities, information technology, occupancy and other general operating expenses.
Other expenses consist of investment credit expenses on deposit liabilities and reinsurance contracts and changes in the fair value of embedded derivatives in our deposit and reinsurance contracts.
Interest expense consists of interest expense incurred on TPRUSA’s $115.0 million senior unsecured notes (the “Notes”) issued in February 2015. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. Also included in interest expense is the amortization of certain costs incurred in issuing the Notes. These costs are amortized over the term of the debt and are included in interest expense.

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
During the year ended December 31, 2015, we recorded $39.3 million of changes in premium estimates on prior years’ contracts, (2014 - $(12.1) million 2013 - $(35.7) million). There was an insignificant impact on net income of these changes in premium estimates for the years ended December 31, 2015, 2014 and 2013. The 2015 increases in premium estimates were primarily due to two contracts where the cedants reported writing significantly more business than initially expected. The 2014 decreases in premium estimates were primarily due to contracts where the clients reported writing less business than initially expected. The 2013 changes in premium estimates were primarily due to return premiums on contracts that expired in 2013 and that included a contractual provision to return the unearned premiums at expiration.
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to recognizing premiums written and is based, in part, on the use of actuarial pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting. See Note 10 to our consolidated financial statements for additional information on deposit contracts entered into to date.
Loss and Loss Adjustment Expense Reserves
Our loss and loss adjustment expense reserves include case reserves, reserves for losses incurred but not yet reported (“IBNR reserves”) and deferred gains on retroactive reinsurance contracts. Case reserves are established for losses that have been reported, but not yet paid, based on loss reports from brokers and ceding companies. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on loss and loss adjustment expenses that are known to us. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Deferred gains represent the underwriting profit related to retroactive exposures in reinsurance contracts at inception and are deferred and amortized over the estimated future payout of the loss and loss adjustment expense reserves. Any underwriting loss at inception related to retroactive exposures in a reinsurance contract is recognized immediately.
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
There is a time lag between when a covered loss event occurs and when it is actually reported to our cedents. The actuarial methods that we use to estimate losses have been designed to address this lag in loss reporting. There is also a time lag between when clients pay claims, establish case reserves and re-estimate their reserves, and when they notify us of the payments and/or new or revised case reserves. This reporting lag is typically 60 to 90 days after the end of a reporting period, but can be longer in some cases. We use techniques that adjust for this reporting lag. While it would be unusual to have lags that extend beyond 90 days, our actuarial techniques are designed to adjust for such a circumstance.
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
Key to the projection of ultimate loss is the amount of credibility or weight assigned to each actuarial method. Each method has advantages and disadvantages, and those can change depending on numerous factors including the reliability of the underlying data. For most actuaries, the selection and weighting of the projection methods is a highly subjective process. In order to achieve a desirable amount of consistency from study to study and between contracts, we have implemented a weighting scheme that incorporates numerous “rules” for the weighting of actuarial methods. These rules attempt to effectively standardize the process used for selecting weights for the various methods. There are numerous circumstances where the rules would be modified for specific reinsurance contracts; examples would include a large market event or new information on historical years that may cause us to increase our a priori loss ratio.
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
Sensitivity Analysis
The table below shows the impact of reasonably likely changes to our actuarial estimates of our client’s ceded loss on the following: loss and loss adjustment expense reserves, net; acquisition costs, net; net underwriting loss and shareholders’ equity as of and for the year ended December 31, 2015. Since many contracts that we write have sliding scale commissions, profit commissions, loss corridors or other loss mitigating features that adjust with or offset the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
The following table illustrates the aggregate impact of a ten percent increase and decrease applied to the subject ultimate loss and loss adjustment expenses, net for each in-force contract in the property and casualty reinsurance segment. In cases where a loss corridor applies, a 10% increase (or decrease) in our estimate of the subject ultimate loss and loss adjustment expenses, net, may not translate to an increase (or decrease) in the assumed loss and loss adjustment expenses, net. In cases where a sliding scale ceding commission or profit commission applies, a 10% increase (or decrease) in our estimate of the subject ultimate loss and loss adjustment expenses, net, does translate to an increase (or decrease) in the assumed loss and loss adjustment expenses, but that increase (or decrease) may be offset by a decrease (or increase) in the acquisition costs, net.
As a result of the contractual features mentioned above, many of our reinsurance contracts provide for a maximum margin. Consequently, our upside potential on these contracts is limited. In these cases, the relative impact of the adverse development scenario is greater than the impact of the favorable development scenario.
These increases and decreases are only applied to contracts which currently have material reserves outstanding (where material is defined as more than 10% of assumed ultimate loss and loss adjustment expenses incurred, net). Assumed ultimate losses and loss adjustment expenses incurred, net, represents the sum we would be obligated to pay for fully developed claims (i.e., paid losses plus outstanding reported losses and IBNR losses). The impact to shareholder’s equity does not consider the cash flow, and thus, investment income considerations associated with an increase or decrease in subject ultimate loss and loss adjustment expenses, net.

	10% increase in ultimate loss and loss adjustment expenses, net	10% decrease in ultimate loss and loss adjustment expenses, net
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$55,995	$(67,074)
Acquisition costs, net	(15,183)	38,352
Increase (decrease) in net underwriting loss	40,812	(28,722)
Total shareholders’ equity	$1,395,883	$1,395,883
Increase (decrease) in shareholders’ equity	(2.9)%	2.1%
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by us, and last closing ask price if held short by us.
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
For the years ended December 31, 2015, 2014 and 2013, there were no changes in the valuation techniques as it relates to the above.
See Note 4 to our consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
Business Outlook
The reinsurance markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by the availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers and reinsurers. Historically, underwriting capacity has been affected by several factors, including industry losses, the impact of catastrophes, changes in legal and regulatory guidelines, new entrants, investment results including interest rate levels and the credit ratings and financial strength of competitors.
While management believes pricing remains adequate for certain types of business on which we focus, there is significant underwriting capacity currently available. Market conditions remain challenging, having deteriorated during the year, and we believe they could deteriorate further in the near term. The segment with the greatest pricing pressure is property catastrophe reinsurance due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events over the past three years. In response to deteriorating property catastrophe market conditions, traditional reinsurers are more aggressively pursuing our targeted lines of business.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as a result of a client’s growth or historically poor performance. Most of our senior management team have spent decades within the reinsurance market and have strong relationships with intermediaries and reinsurance buyers from which we are receiving a strong flow of submissions in the lines and types of reinsurance we target.  Although we are typically presented by brokers with proposed structures on syndicated deals, we often seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These solutions may take the form of aggregate stop loss covers, loss portfolio transfers or reserve covers where clients seek capital relief and enhanced investment returns on the assets that back their loss and unearned premium reserves. We continue to see strong submission flow in this space.
After four years of significant premium growth and float generation, we believe we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given the continued deterioration in market conditions and our focus on improving our underwriting results, we expect to remain selective in our underwriting which may slow the rate of growth in gross written premium.
In recent months, there has been significant merger and acquisition activity in the insurance and reinsurance markets, which we believe will have a modest, net negative impact on us. The primary negative impact from consolidation is the merging of primary insurance and reinsurance companies, which reduces the number of potential reinsurance buyers and increases their size, allowing them to retain proportionally more insurance risk. We believe the negative impact will be partially offset by the benefits to us of recent consolidation among reinsurance companies, which has reduced the number of our competitors in a market where reinsurance buyers and brokers usually prefer to syndicate their placement and want counterparty choices.  Another benefit of the recent merger and acquisition activity is that we are now one of only a few reinsurance companies that are not affiliated with a primary insurance company.  We are seeing some business from reinsurance buyers that we believe do not want to be reinsured by their competitors.
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

Consolidated Results of Operations—Years ended December 31, 2015, 2014 and 2013
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period changes, for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	Increase (decrease)	2013	Increase (decrease)
	($ in thousands)

Net underwriting loss (1)	$(28,257)	$(9,552)	$(18,705)	$(15,828)	$6,276
Net investment income (loss)	(28,074)	85,582	(113,656)	258,125	(172,543)
Net investment return on investments managed by Third Point LLC	(1.6)%	5.1%	(6.7)%	23.9%	(18.8)%
General and administrative expenses (2)	(20,771)	(14,380)	6,391	(7,346)	7,034
Interest expense	(7,236)	—	7,236	—	—
Income tax (expense) benefit	2,905	(5,648)	(8,553)	—	5,648
Net income (loss)	$(87,390)	$50,395	$(137,785)	$227,311	$(176,916)

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.
The primary driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income (loss). The decrease in net investment income (loss) for the year ended December 31, 2015 was a result of lower investment returns, primarily driven by losses in our long equity and performing credit portfolios, partially offset by positive returns in structured credit, sovereign debt and short equity positions.
The other key changes in net income (loss) for the year ended December 31, 2015 compared to the year ended December 31, 2014 were primarily due to the following:

•
The increase in net underwriting loss includes developments on prior years’ contracts resulting in an increase in the net underwriting loss of $7.8 million for the year ended December 31, 2015. In addition, we recorded $2.7 million in current year net underwriting losses in the year ended December 31, 2015 as a result of windstorms and other storm activity in Texas. The remaining increase in net underwriting loss was due to a higher combined ratio on a larger in-force underwriting portfolio reflecting a deterioration of underwriting conditions.

•
The increase in general and administrative expenses related to corporate activities for the year ended December 31, 2015 compared to 2014 was primarily due to greater payroll and related expenses as a result of expansion in the U.S., separation costs and increased share compensation expense.

•	In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for 2015 includes interest expense.

•	As a result of the net loss generated by our U.S. subsidiaries, we recorded an income tax benefit in the year ended December 31, 2015.

The change in net income for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the following:

•
The decrease in net investment income for the year ended December 31, 2014 was a result of lower investment returns partially offset by higher average investments managed by Third Point LLC. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the years presented.

•
The improvement in the net underwriting loss was due to a higher in-force book of business for 2014 and a lower combined ratio. The lower combined ratio was primarily due to a lower general and administrative expense ratio, which continued to decrease due to proportionately higher net premiums earned in 2014.

•
The increase in general and administrative expenses related to corporate activities for the year ended December 31, 2014 was primarily due to greater payroll and related expenses as a result of increased headcount and increased legal and other professional advisor expenses as a result of operating as a public company, partially offset by lower stock compensation expense as a result of the IPO which occurred in the year ended December 31, 2013.

•
The increase in income tax expense for the year ended December 31, 2014 was a result of withholding taxes and uncertain provisions related to certain investment transactions in certain foreign jurisdictions.

Segment Results—Years ended December 31, 2015, 2014 and 2013
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises two operating segments - Property and Casualty Reinsurance and Catastrophe Risk Management. We have also identified a corporate function that includes investment results, certain general and administrative expenses related to corporate activities, interest expense and income tax expense.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the year over year changes for the Property and Casualty Reinsurance segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	Increase (decrease)	2013	Increase (decrease)
	($ in thousands)
Gross premiums written	$702,458	$601,305	$101,153	$393,588	$207,717
Net premiums earned	602,816	432,297	170,519	212,607	219,690
Loss and loss adjustment expenses incurred, net	415,041	283,180	131,861	139,616	143,564
Acquisition costs, net	191,217	136,154	55,063	66,981	69,173
General and administrative expenses	24,815	22,515	2,300	21,838	677
Net underwriting loss	(28,257)	(9,552)	(18,705)	(15,828)	6,276
Net investment income (loss) on float	(10,810)	11,305	(22,115)	26,953	(15,648)
Other expenses	(8,614)	(7,395)	1,219	(4,922)	2,473
Segment income (loss)	$(47,681)	$(5,642)	$(42,039)	$6,203	$(11,845)
Underwriting ratios (1):
Loss ratio	68.9%	65.5%	3.4%	65.7%	(0.2)%
Acquisition cost ratio	31.7%	31.5%	0.2%	31.5%	—%
Composite ratio	100.6%	97.0%	3.6%	97.2%	(0.2)%
General and administrative expense ratio	4.1%	5.2%	(1.1)%	10.3%	(5.1)%
Combined ratio	104.7%	102.2%	2.5%	107.5%	(5.3)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Gross Premiums Written
Despite challenging market conditions, we have grown our underwriting portfolio due to the strength of our relationships with reinsurance brokers and reinsurance buyers and our ability to offer customized solutions, particularly in the area of reserve covers. Additionally, we have seen new opportunities as a result of our marketing efforts in the United Kingdom and our expansion in the United States through the formation of Third Point Re USA earlier this year.
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that do not necessarily renew in a comparable period; and

•	Our reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.
As a result of these factors, period to period comparisons may not be meaningful.
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	($ in thousands)
Property	$114,215	16.2%	$106,834	17.8%	$67,612	17.2%
Casualty	327,064	46.6%	266,763	44.4%	210,017	53.4%
Specialty	261,179	37.2%	227,708	37.8%	115,959	29.4%
	$702,458	100.0%	$601,305	100.0%	$393,588	100.0%
The increase in gross premiums written of $101.2 million, or 16.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 was driven by:
Factors resulting in increases:

•
We wrote $214.2 million of new business for the year ended December 31, 2015, consisting of $165.2 million of casualty business, $27.0 million of property business and $22.0 million of specialty business. A total of $97.3 million of our new business for the year ended December 31, 2015 was written by Third Point Re USA, where we have seen new opportunities as a result of our U.S. presence. Additionally, we wrote one new reserve cover for $91.6 million in 2015.

•
Increases in premium estimates relating to prior years’ contracts were $39.3 million for the year ended December 31, 2015 compared to decreases of $12.1 million for the year ended December 31, 2014. The increases in premium estimates for the year ended December 31, 2015 were primarily due to two contracts where the client reported writing significantly more business than initially estimated.

•
Changes in renewal premiums during the year ended December 31, 2015 resulted in a net increase in premiums of $12.9 million primarily due to increases in participations and underlying premium volume on contracts that renewed in the year. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•	We recorded $93.6 million of premium in 2015 that did not have a comparable premium in 2014. We recorded $77.0 million of premium in 2014 that did not have a comparable premium in 2015. These timing differences can be caused by a number of factors, including contract amendments or extensions that result in additional premiums and contracts written on a multi-year basis that did not renew in the comparable period.
Factors resulting in decreases:

•
We recognized $100.4 million of premium in 2014 that did not renew in 2015, consisting of $55.4 million for contracts that we made a decision not to renew in 2015 due to changes in pricing and/or terms and conditions and $45.0 million for one reserve cover that was not subject to renewal in 2015.

•	Contracts that were canceled and re-written in 2015 resulted in $34.6 million of additional premiums compared to $79.2 million in 2014.

•	Additionally, two contracts were commuted in the year ended December 31, 2015, which resulted in return premium of $48.9 million, compared to none in the year ended December 31, 2014.
The increase in gross premiums written of $207.7 million, or 52.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by:
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

Factors resulting in decreases:

•	We recorded $140.9 million of premium in 2013 that did not have a comparable premium in 2014, primarily due to a multi-year contract written in 2013.

•
We did not renew five reinsurance contracts accounting for $101.0 million of premiums for the year ended December 31, 2013, primarily as a result of pricing and other changes in reinsurance contract structure, terms and conditions.

Net Premiums Earned
The year ended December 31, 2015 reflects net premiums earned on a larger in-force underwriting portfolio, including new business written, compared to the years ended December 31, 2014 and 2013. In addition, net premiums earned for the year ended December 31, 2015 includes net premiums earned of $108.1 million (2014 - $83.1 million and 2013 - $39.8 million) related to retroactive exposures in reinsurance contracts.

Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business.
Acquisition costs
Acquisition costs include commissions, brokerage and excise taxes. Acquisition  costs  are  presented  net  of  commissions on reinsurance ceded. The reinsurance contracts we write have a wide range of acquisition cost ratios.  As a result, our acquisition cost ratio can vary significantly from period to period depending on the mix of business.  For example, our property quota share contracts have a higher initial acquisition cost ratio compared to other casualty and specialty lines of business due to inuring catastrophe reinsurance, which increases the acquisition cost ratio on those contracts.  Our property quota share contracts are typically structured to limit the amount of property catastrophe exposure we assume.  As a result, inuring catastrophe reinsurance for the property catastrophe exposure reduces the amount of premium we assume relative to the acquisition costs or is an additional component of the acquisition costs.  Furthermore, a number of our contracts have a sliding scale commission or profit commission feature that will vary depending on the expected loss expense for the contract. As a result, changes in estimates of loss and loss adjustment expenses on a contract can result in changes in the sliding scale commissions or profit commissions and a contract’s overall acquisition cost ratio.
In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios.
Retroactive reinsurance contracts
We record the gross premiums written and earned and the net losses as incurred for retroactive exposures in reinsurance contracts at the inception of the contract. Our retroactive reinsurance contracts have a higher initial loss ratio since the premiums are generally based on the net loss and loss adjustment reserves and include minimal acquisition related and other expenses. As a result, retroactive reinsurance contracts can significantly impact the mix of premium written by line of business, amount of premiums earned and the composite ratio in a particular period.

Our net loss and loss adjustment expenses and acquisition costs and related ratios were impacted by changes in mix of business, deterioration in market conditions and prior year reserve development. The following is a summary of reserve development for the years ended December 31, 2015, 2014 and 2013:
Year ended December 31, 2015
For the year ended December 31, 2015, we incurred $5.4 million, or 0.9 percentage points, of net favorable prior years’ reserve development.
The net $5.4 million of favorable prior years’ reserve development for the year ended December 31, 2015 was accompanied by net increases of $13.2 million in acquisition costs, resulting in a net increase of $7.8 million in net underwriting loss. The $7.8 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree, resulting in the net favorable development being more than offset by acquisition costs in the current period. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation and auto contracts that did not result in offsetting changes in acquisition costs.
Year ended December 31, 2014
For the year ended December 31, 2014, we recorded $0.7 million of net favorable prior years’ reserve development. The net $0.7 million of favorable prior years’ reserve development was accompanied by net increases of $0.3 million in acquisition costs, resulting in a net decrease of $0.4 million in net underwriting loss. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
Year ended December 31, 2013
For the year ended December 31, 2013, we recorded $1.3 million of net favorable prior years’ reserve development. The net $1.3 million of favorable prior years’ reserve development was accompanied by net increases of $2.3 million in acquisition costs, resulting in a net increase of $1.0 million in net underwriting loss. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income (loss) on float. The decrease in net investment income (loss) on float for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to lower investment returns compared to the prior year and an increase in the total amount of float generated by our reinsurance operations. The decrease in net investment income on float for the year ended December 31, 2014 compared to the year ended December 31, 2013 was also due to lower investment returns on investments managed by Third Point LLC but partially offset by an increase in the total amount of the investments attributable to float managed by Third Point LLC. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the years presented.
General and Administrative Expenses
The increase in general and administrative expenses allocated to underwriting activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased headcount and related employee costs, increased share compensation expense, and increased credit facility fees due to higher usage of our letter of credit facilities. Although general and administrative expenses increased compared to the prior year, the general and administrative expense ratio decreased due to proportionately higher net premiums earned during the current year period. The increase in general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to increased headcount and related employee costs partially offset by lower stock compensation expense as a result of the IPO which occurred in the year ended December 31, 2013 and resulted in higher stock compensation expense during that year.
Other Expenses
The increase in other expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to an increased number of reinsurance contracts written in 2014 and 2015 that have interest crediting features. This increase was partially offset by lower expenses on contracts with variable interest crediting features as a result of lower investment returns in 2015.
The increase in other expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increased number of reinsurance contracts written in 2014 that had interest crediting features.
Catastrophe Risk Management
In December 2014, we announced that we would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that we would be redeeming all existing investments in the Catastrophe Fund. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. During the year ended December 31, 2015, the Catastrophe Fund distributed $119.4 million (Third Point Re’s share - $59.4 million) resulting in a distribution from non-controlling interests for the Catastrophe Fund of $60.0 million for the year ended December 31, 2015.

Corporate Function
The following table sets forth net income (loss) and the period over period changes for the Corporate Function for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	Increase (decrease)	2013	Increase (decrease)
	($ in thousands)
Net investment income (loss) on capital	$(17,333)	$73,050	$(90,383)	$226,751	$(153,701)
General and administrative expenses	(20,771)	(14,380)	6,391	(7,346)	7,034
Interest expense	(7,236)	—	7,236	—	—
Foreign exchange gains	3,196	—	3,196	—	—
Income tax (expense) benefit	2,905	(5,648)	(8,553)	—	5,648
Segment income attributable to non-controlling interests	(53)	(1,590)	1,537	(1,721)	131
	$(39,292)	$51,432	$(90,724)	$217,684	$(166,252)
Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Long/short equities	(3.3)%	2.7%	17.5%
Asset-backed securities	2.7%	2.5%	3.0%
Corporate and sovereign credit (1)	(0.7)%	0.4%	2.9%
Macro and other	(0.3)%	(0.5)%	0.5%
	(1.6)%	5.1%	23.9%

S&P 500	1.4%	13.7%	32.4%
(1) Effective January 1, 2015, we modified the presentation of our net investment return by investment strategy to include sovereign credit into the corporate and sovereign credit strategy from the macro and other strategy.  We believe this classification better represents our portfolio.  We have reclassified the 2014 and 2013 returns in the table above to correspond to the current year’s presentation.
The net investment results for the year ended December 31, 2015 were primarily attributable to losses in our long equity and performing credit portfolios. Losses were partially offset by profitable performance in structured credit, sovereign debt and short equity positions. Within credit, a large sovereign debt investment added meaningfully to returns for the year. Losses in the performing credit book were driven primarily from modest investments in the energy sector. Structured credit was a significant contributor to returns for the year. During the year, our investment manager, Third Point LLC, reduced net exposure by both exiting long positions and adding to the short portfolio. The investment manager maintains high conviction in the portfolio’s core positions and is actively monitoring exposures. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a list of risks and factors that could adversely impact our investments results.
All of our assets managed by Third Point LLC are held in separate accounts and managed under two investment management agreements whereby TP GP, an affiliate of Third Point LLC, has a non-controlling interest in the assets held in the separate accounts. The value of the non-controlling interest is equal to the amounts invested by TP GP, plus performance fees paid earned by TP GP and investment gains and losses thereon.
Our investment manager, Third Point LLC, manages several funds and may manage other client accounts besides ours, some of which have, or may have, objectives and investment portfolio compositions similar to ours. Because of the similarity or potential similarity of our investment portfolio to other clients of our investment manager, and because, as a matter of ordinary course, Third Point LLC provides its clients, including us, and investors in its main hedge funds with results of their respective investment portfolios following the last day of each month, those other clients or investors indirectly may have material nonpublic information regarding our investment portfolio. To address this, and to comply with Regulation FD, we will continue to post on our website under the heading Investment Portfolio Returns located in the Investors section of the website, following the close of trading on the New York Stock Exchange on the last business day of each month, our preliminary monthly investment results for that month, with additional information regarding our monthly investment results to be posted following the close of trading on the New York Stock Exchange on the first business day of the following month.
General and Administrative Expenses
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The increase for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to separation costs, increased share compensation expense and increased legal and other professional advisor expenses. The increase for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to greater payroll and related expenses as a result of increased headcount and increased legal and other professional advisor expenses as a result of operating as a public company.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense of $7.2 million for the year ended December 31, 2015.
Income Taxes
The income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries as well as withholding taxes and uncertain tax provisions on our investment portfolio and to a lesser extent, taxes in relation to our U.K. based subsidiaries.
Our effective tax rate is primarily driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.
For the years ended December 31, 2015, 2014 and 2013, we recorded income tax expense (benefit), as follows:

	2015	2014	2013
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$(6,633)	$24	$—
Change in uncertain tax positions	(1,100)	2,600	—
Withholding taxes on certain investment transactions	4,828	3,024	—
Income tax expense (benefit)	$(2,905)	$5,648	$—
(1) We have recorded $6.6 million of net deferred tax assets as of December 31, 2015, which is included in other assets in the consolidated balance sheets. As of December 31, 2015, the net deferred tax asset was primarily the result of investment losses in our U.S. subsidiaries. We believe that it is more likely than not that the tax benefit will be realized.
During the first quarter of 2015, we completed the capitalization of our U.S. entities and commenced U.S. underwriting operations.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity. As a result, we expect to be subject to U.S. income tax on income generated by Third Point Re USA and TPRUSA.
During the year ended December 31, 2015, we recorded a decrease in uncertain tax positions primarily related to the settlement of certain positions in foreign securities resulting in lower gains.

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
As of December 31, 2015, $1,182.3 million, or 51.0% of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
As of December 31, 2015, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $261.1 million (December 31, 2014 - $326.1 million). Third Point Re USA is also restricted by the amount of capital and surplus that is available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement, Third Point Re must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million. Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $11.1 million as of December 31, 2015.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital in each of our operating subsidiaries to support our current ratings with A.M. Best. After four years of significant premium growth and float generation, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given the continued deterioration in market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.

Liquidity and Cash Flows
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expenses, taxes and general and administrative expenses and to purchase investments.
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
Operating, investing and financing cash flows for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	($ in thousands)
Net cash provided by operating activities	$187,776	$122,430	$19,709
Net cash used in investing activities	(163,884)	(119,053)	(427,144)
Net cash provided by (used in) financing activities	(32,219)	(6,268)	405,055
Net decrease in cash and cash equivalents	(8,327)	(2,891)	(2,380)
Cash and cash equivalents at beginning of year	28,734	31,625	34,005
Cash and cash equivalents at end of year	$20,407	$28,734	$31,625
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. As our underwriting activities have continued to increase, we have generated increasing cash flows from operating activities as the collection of premiums has exceeded the payment of loss and loss adjustment expenses and general and administrative expenses.  Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.
For the years ended December 31, 2015, 2014 and 2013, we contributed $147.1 million, $163.0 million and $124.0 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the consolidated statements of cash flows prepared in accordance with U.S. GAAP.
Cash flows used in investment activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the year ended December 31, 2015 reflects the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA and float generated from our reinsurance operations partially offset by payments to settle two deposit liability contracts. Cash flows used in investing activities for the year ended December 31, 2014 reflects the investment of float generated from our reinsurance operations. Cash flows used in investing activities for the year ended December 31, 2013 reflects the investment of the net proceeds from our IPO and the investment of float generated by our reinsurance operations.
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

The cash flows from financing activities for the year ended December 31, 2015 consisted primarily of the proceeds from issuance of Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund and payments to settle two deposit liability contracts. The cash flows from financing activities for the year ended December 31, 2014 consisted primarily of distributions of non-controlling interests from the investment affiliate. Cash flows from financing activities for the year ended December 31, 2013 relate primarily to the net proceeds generated by our IPO and an increase in deposit liabilities.
For the period from inception until December 31, 2015, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
In addition, we expect that our existing cash and cash flow from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent existing cash and cash equivalents, investment returns and operating cash flow are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all. There are regulatory and contractual restrictions and rating agency considerations that might impact the ability of our reinsurance subsidiaries to pay dividends to their respective parent companies, including for purposes of servicing TPRUSA’s debt obligations.
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
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $205.7 million, or 49.3%, to $623.0 million as of December 31, 2015 from $417.3 million as of December 31, 2014. The increase in restricted cash was primarily due to increased letter of credit usage and additional reinsurance contracts requiring collateral. The decrease was partially offset by the release of restricted cash securing collateralized reinsurance contracts previously written by the Catastrophe Reinsurer. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt.  This portion of the collateral is included in debt securities in the consolidated balance sheet but is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our consolidated financial statements for additional information regarding our letter of credit facilities.
As of December 31, 2015, $270.4 million (December 31, 2014 - $218.5 million) of letters of credit, representing 49.2% of the total available facilities, had been drawn upon (December 31, 2014 - 54.6% (based on total available facilities of $400.0 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of December 31, 2015, total cash and cash equivalents with a fair value of $270.8 million (December 31, 2014 - $219.0 million) was pledged as security against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts. These amounts are included in restricted cash and cash equivalents in the consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants as of December 31, 2015.
Financial Condition
Shareholders’ equity
As of December 31, 2015, total shareholders’ equity was $1,395.9 million compared to $1,552.0 million as of December 31, 2014. The decrease was primarily due to a net loss of $87.4 million and net distributions of non-controlling interests of $83.9 million, partially offset by issuance of common shares and share compensation expense totaling $15.2 million in the current year period. The net distributions of non-controlling interests included $24.1 million related to our investment in our joint ventures. In addition, the Catastrophe Fund distributed $119.4 million (Third Point Re’s share - $59.4 million) of capital resulting in a distribution of non-controlling interests for the Catastrophe Fund of $60.0 million for the year ended December 31, 2015. See Note 17 to our consolidated financial statements for additional information regarding our non-controlling interests.
Investments
As of December 31, 2015, total cash and net investments managed by Third Point LLC was $2,062.8 million, compared to $1,802.2 million as of December 31, 2014. The increase was primarily due to the net proceeds from our debt issuance of $113.2 million and net float of $147.1 million generated by our reinsurance operations, partially offset by net investment losses on investments managed by Third Point LLC of $29.6 million.
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
The indenture governing the Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Notes, certain of our existing or future subsidiaries may be required to guarantee the Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Notes). As of December 31, 2015, we were in compliance with all of the covenants under the indenture governing the Notes, and during the twelve months then ended, no event requiring an increase in the interest rate applicable to the Notes occurred.

Our contractual obligations as of December 31, 2015 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Senior Notes due 2025 (1)	$115,000	$—	$—	$—	$115,000
Scheduled interest payments (1)	76,475	8,050	16,100	16,100	36,225
Subtotal - Debt obligations	191,475	8,050	16,100	16,100	151,225
Loss and loss adjustment expense reserves (2)	466,047	165,761	119,722	145,801	34,763
Other operating agreements (3)	718	694	24	—	—
Rental leases (4)	4,548	861	1,802	1,841	44
Deposit liabilities (5)	83,955	703	8,651	17,433	57,168
	$746,743	$176,069	$146,299	$181,175	$243,200

(1)	See Note 11 to our consolidated financial statements for detailed information on our Senior Notes.

(2)
We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns by contract. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Policies and Accounting Estimates - Loss and Loss Adjustment Expense Reserves” for additional information.

(3)
In December 2011, Third Point Re acquired from NetJets Sales Inc. (“NetJets”), two 12.5%, five year, undivided interests in two aircraft. In September 2014, Third Point Re acquired an undivided 6.25% interest in one additional aircraft for a five year period, with a minimum commitment period of two and a half years. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees.

(4)
We lease office space at Point House in Bermuda. This five year lease expires on November 30, 2020. We also lease office space in New Jersey, U.S.A. We have entered into a five year lease that will commence on March 1, 2016, with an option to renew for an additional five years.

(5)
See Note 10 to our consolidated financial statements for detailed information on deposit liability contracts. For purposes of this contractual obligations table, we have included estimates of future interest accruals and what we expect the deposit liability contracts would settle for at their probable commutation dates.

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
As of December 31, 2015, we had an unfunded capital commitment of $11.4 million related to our investment in the Hellenic Fund (see Note 17 to our consolidated financial statements for additional information).

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
As of December 31, 2015, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of December 31, 2015, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $106.7 million, or 5.1% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $204.4 million, or 10.8%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of December 31, 2015, loss and loss adjustment expense reserves included $98.2 million (December 31, 2014 - $6.1 million) in foreign currencies.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2015, our total net short exposure to foreign denominated securities represented 6.3% (December 31, 2014 - 3.4%) of our investment portfolio including cash and cash equivalents, of $130.8 million (December 31, 2014 - $61.0 million).

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of December 31, 2015:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
December 31, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Saudi Arabian Riyal	$10,575	0.51%	$(10,575)	(0.51)%
Euro	636	0.03%	(636)	(0.03)%
Japanese Yen	159	0.01%	(159)	(0.01)%
British Pound	132	0.01%	(132)	(0.01)%
Other	3,036	0.15%	(3,036)	(0.15)%
Total	$14,538	0.71%	$(14,538)	(0.71)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2015:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
December 31, 2015	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(8,665)	(0.4)%	$9,483	0.5%
Asset Backed Securities(1)	(13,406)	(0.6)%	14,624	0.7%
Net exposure to interest rate risk	$(22,071)	(1.0)%	$24,107	1.2%

(1)
Includes instruments for which durations are available on December 31, 2015. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, ABS and interest rate options was determined based on the interest rates and credit spreads applicable to each instrument individually. We and our investment manager periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.
Commodity Price Risk
In managing our investment portfolio, Third Point LLC periodically monitors and actively trades to take advantage of, and/or seeks to minimize any losses from, fluctuations in commodity prices. As our investment manager, Third Point LLC may choose to opportunistically make a long or short investment in a commodity or in a security directly affected by the price of a commodity as a response to market developments. From time to time, we invest in commodities or commodities exposures in the form of derivative contracts from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation.
As of December 31, 2015, our investment portfolio included de minimis exposure to changes in commodity prices through ownership of physical commodities.
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
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance. We have written $109.7 million of credit and financial lines premium since inception, which consists primarily of exposure to mortgage insurance credit risks.
Investments
We are also exposed to credit risk through our investment activities related to our separate accounts managed by Third Point LLC. Third Point LLC typically performs intensive fundamental analysis on the broader markets, credit spreads, security-specific information, and the underlying issuers of debt securities that are contained in our investment portfolio.
In addition, the securities and cash in our investment portfolio are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. Our investment manager closely and regularly monitors the concentration of credit risk with each broker and if necessary, transfers cash or securities among brokers to diversify and mitigate our credit risk.
As of December 31, 2015 and 2014, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	December 31, 2015		December 31, 2014
	($ in thousands)
Re-REMIC (1)	$195,889	39.6%	$131,568	32.9%
Subprime RMBS	174,777	35.3%	198,046	49.5%
Collateralized debt obligations	50,455	10.2%	9,397	2.3%
Other (2)	73,602	14.9%	61,223	15.3%
	$494,723	100.0%	$400,234	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of December 31, 2015, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by government sponsored entities. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS which represent 19.2% (December 31, 2014 - 21.9%) of total cash and investments as of December 31, 2015. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of December 31, 2015, we had $1,182.3 million (December 31, 2014 - $1,163.5 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements for the year ended December 31, 2015 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Third Point Reinsurance Ltd.
We have audited Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Third Point Reinsurance Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Third Point Reinsurance Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Third Point Reinsurance Ltd. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 26, 2016

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information relating to this item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information”.
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

3.2	Bye-laws of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
3.3	Certificate of Incorporation of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
3.4	Bylaws of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2015)
4.1*	Specimen Common Share Certificate
4.2*	Registration Rights Agreement, by and among the Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.3*	Warrant to Purchase Common Shares issued to KEP TP Holdings, L.P., dated as of December 22, 2011
4.4*	Warrant to Purchase Common Shares issued to KIA TP Holdings, L.P., dated as of December 22, 2011
4.5*	Warrant to Purchase Common Shares issued to Pine Brook LVR, L.P., dated as of December 22, 2011
4.6*	Warrant to Purchase Common Shares issued to P RE Opportunities Ltd., dated as of December 22, 2011
4.7*	Warrant Subscription Agreement, by and among Third Point Reinsurance Ltd. and each of the signatories thereto, dated as of December 22, 2011
4.8*	Agreement among Members by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.9
Amended and Restated Founders Agreement, by and among Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P. dated as of February 25, 2015 (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

4.10
Senior Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2015)

4.11
First Supplemental Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)

4.12	7.00% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)
10.1*
Joint Venture and Investment Management Agreement, by and among Third Point Reinsurance Ltd., Third Point Reinsurance Company, Ltd., Third Point Advisors LLC and Third Point LLC, dated as of December 22, 2011

10.1.1
Joint Venture and Investment Management Agreement by and among Third Point Reinsurance (USA) Ltd., Third Point Advisors LLC and Third Point LLC, dated as of January 28, 2015 (incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.2*&**	Employment Agreement between Third Point Reinsurance Ltd. and John R. Berger, dated as of December 22, 2011

10.2.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and John Berger, dated as of December 22, 2014 (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.2.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and John Berger, dated as of March 1, 2015 (incorporated by reference to Exhibit 10.2.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.2.3**	Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and John Berger, dated as of November 24, 2015
10.3*&**	Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of January 26, 2012
10.3.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.3.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of March 1, 2015 (incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.3.3**	Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of November 24, 2015
10.4*&**	Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of January 23, 2012
10.4.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of April 1, 2015 (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.5*&**	Share Incentive Plan
10.6*&**	Form of Restricted Share Award Agreement
10.6.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.6.2**	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.6.3**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.6.4**	Amendment to Form of Employee Performance Restricted Shares Agreement
10.6.5**	Form of Employee Performance Restricted Shares Agreement
10.7*&**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.8.1**	Schedule of Signatories to the Director Service Agreement
10.9*&**	Management Compensation Cash Bonus Pool
10.10*&**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan
10.11*&**	Third Point Reinsurance Ltd. Annual Incentive Plan
10.22*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011
10.23*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Company Ltd., dated as of December 22, 2011
10.24
Trademark License Agreement - Joinder Agreement between Third Point LLC, Third Point Reinsurance Company Ltd., Third Point Re (USA) Holdings Inc. and Third Point Reinsurance (USA) Ltd. dated as of February 17, 2016.

10.29**	Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)
10.26*†	Letter Agreement dated as of December 22, 2011

10.27*&**	Section 409A Specified Employee Policy
10.28*&**	Director and Officer Indemnification Agreement
10.28.1**	Schedule of Signatories to the Director and Officer Indemnification Agreement
10.29**	Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.30**
Amended and Restated Employment Agreement between Third Point Reinsurance Ltd. and Christopher S. Coleman, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.31**
Employment Agreement between Third Point Reinsurance Ltd. and Anthony Urban, dated as of October 28, 2011 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.32**
Employment Agreement between Third Point Reinsurance Ltd. and Manoj Gupta, dated as of March 27, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.32.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj Gupta, dated as of February 26, 2015 (incorporated by reference to Exhibit 10.32.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.33**	Resignation Agreement and Release Agreement between Third Point Reinsurance Ltd. and Tonya L. Marshall, dated as of May 1, 2015
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney signed by each of the members of the Board of Directors on February 26, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on this 26th day of February, 2016.
THIRD POINT REINSURANCE LTD.
(Registrant)

By:	/s/ John R. Berger
Name: John R. Berger

Title:	Chief Executive Officer and Chairman
of the Board

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ John R. Berger		Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2016
John R. Berger

/s/ Christopher S. Coleman		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
Christopher S. Coleman

*		Director	February 26, 2016
Christopher L. Collins

*		Director	February 26, 2016
Steven E. Fass

*		Director	February 26, 2016
Rafe de la Gueronniere

*		Director	February 26, 2016
Mary R. Hennessy

*		Director	February 26, 2016
Mark Parkin

*		Director	February 26, 2016
William Spiegel

*		Director	February 26, 2016
Gary D. Walters

*		Director	February 26, 2016
Joshua L. Targoff

* By:	/s/ Janice Weidenborner
Name: Title:	Janice Weidenborner Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Third Point Reinsurance Ltd.
We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Third Point Reinsurance Ltd. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 26, 2016

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2015	December 31, 2014
Assets
Equity securities, trading, at fair value (cost - $1,156,369; 2014 - $1,078,859)	$1,231,077	$1,177,796
Debt securities, trading, at fair value (cost - $1,049,652; 2014 - $546,933)	1,034,247	569,648
Other investments, at fair value	51,920	83,394
Total investments in securities	2,317,244	1,830,838
Cash and cash equivalents	20,407	28,734
Restricted cash and cash equivalents	330,915	417,307
Due from brokers	326,971	58,241
Securities purchased under an agreement to sell	—	29,852
Derivative assets, at fair value	35,337	21,130
Interest and dividends receivable	10,687	2,602
Reinsurance balances receivable	294,313	303,649
Deferred acquisition costs, net	197,093	155,901
Unearned premiums ceded	187	—
Loss and loss adjustment expenses recoverable	125	814
Other assets	11,829	3,512
Total assets	$3,545,108	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$11,966	$10,085
Reinsurance balances payable	24,119	27,040
Deposit liabilities	83,955	145,430
Unearned premium reserves	531,710	433,809
Loss and loss adjustment expense reserves	466,047	277,362
Securities sold, not yet purchased, at fair value	314,353	82,485
Securities sold under an agreement to repurchase	8,944	—
Due to brokers	574,962	312,609
Derivative liabilities, at fair value	15,392	11,015
Interest and dividends payable	4,400	697
Senior notes payable, net of deferred costs	113,377	—
Total liabilities	2,149,225	1,300,532
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 105,479,341 (2014: 104,473,402))	10,548	10,447
Additional paid-in capital	1,080,591	1,065,489
Retained earnings	288,587	375,977
Shareholders’ equity attributable to shareholders	1,379,726	1,451,913
Non-controlling interests	16,157	100,135
Total shareholders’ equity	1,395,883	1,552,048
Total liabilities and shareholders’ equity	$3,545,108	$2,852,580

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2015	2014	2013
Revenues
Gross premiums written	$702,414	$613,300	$401,937
Gross premiums ceded	(1,876)	(150)	(9,975)
Net premiums written	700,538	613,150	391,962
Change in net unearned premium reserves	(97,714)	(168,618)	(171,295)
Net premiums earned	602,824	444,532	220,667
Net investment income (loss)	(28,074)	85,582	258,125
Total revenues	574,750	530,114	478,792
Expenses
Loss and loss adjustment expenses incurred, net	415,191	283,147	139,812
Acquisition costs, net	191,216	137,206	67,944
General and administrative expenses	46,033	40,008	33,036
Other expenses	8,614	7,395	4,922
Interest expense	7,236	—	—
Foreign exchange gains	(3,196)	—	—
Total expenses	665,094	467,756	245,714
Income (loss) before income tax (expense) benefit	(90,344)	62,358	233,078
Income tax (expense) benefit	2,905	(5,648)	—
Income (loss) including non-controlling interests	(87,439)	56,710	233,078
(Income) loss attributable to non-controlling interests	49	(6,315)	(5,767)
Net income (loss)	$(87,390)	$50,395	$227,311
Earnings (loss) per share
Basic	$(0.84)	$0.48	$2.58
Diluted	$(0.84)	$0.47	$2.54
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,003,820	103,287,693	87,505,540
Diluted	104,003,820	106,391,059	88,970,531

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars, except share amounts)

	2015	2014	2013
Common shares
Balance, beginning of year	104,473,402	103,888,916	78,432,132
Issuance of common shares	1,005,939	584,486	25,456,784
Balance, end of year	105,479,341	104,473,402	103,888,916
Common shares
Balance, beginning of year	$10,447	$10,389	$7,843
Issuance of common shares	101	58	2,546
Balance, end of year	10,548	10,447	10,389
Additional paid-in capital
Balance, beginning of year	1,065,489	1,055,690	762,430
Issuance of common shares, net	4,231	541	283,460
Fair value of Founder and advisor warrants	—	—	3,747
Fair value of warrants qualifying as shareholders’ equity	—	—	(3,747)
Share compensation expense	10,871	9,258	9,800
Balance, end of year	1,080,591	1,065,489	1,055,690
Retained earnings
Balance, beginning of year	375,977	325,582	98,271
Income (loss) including non-controlling interests	(87,439)	56,710	233,078
(Income) loss attributable to non-controlling interests	49	(6,315)	(5,767)
Balance, end of year	288,587	375,977	325,582
Shareholders’ equity attributable to shareholders	1,379,726	1,451,913	1,391,661
Non-controlling interests
Balance, beginning of year	100,135	118,735	59,777
Non-controlling interest in investment affiliate, net	(24,137)	(31,066)	27,867
Non-controlling interest in Catastrophe Fund	(60,032)	6,151	25,324
Non-controlling interest in Catastrophe Fund Manager	240	—	—
Income (loss) attributable to non-controlling interests	(49)	6,315	5,767
Balance, end of year	16,157	100,135	118,735
Total shareholders’ equity	$1,395,883	$1,552,048	$1,510,396

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2015	2014	2013
Operating activities
Income (loss) including non-controlling interests	$(87,439)	$56,710	$233,078
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by operating activities:
Share compensation expense	10,871	9,258	9,800
Interest expense on deposit liabilities	6,471	4,346	4,271
Net unrealized (gain) loss on investments and derivatives	32,354	85,057	(78,490)
Net realized gain on investments and derivatives	(16,655)	(193,957)	(236,333)
Foreign exchange gains included in income (loss) including non-controlling interests	(3,196)	—	—
Amortization of premium and accretion of discount, net	324	(1,044)	(262)
Changes in assets and liabilities:
Reinsurance balances receivable	8,768	(111,886)	(107,483)
Deferred acquisition costs, net	(41,192)	(64,708)	(45,810)
Unearned premiums ceded	(187)	—	—
Loss and loss adjustment expenses recoverable	689	8,463	(9,277)
Other assets	(8,317)	(114)	(275)
Interest and dividends receivable, net	(4,382)	(38)	(1,034)
Unearned premium reserves	97,901	168,622	171,294
Loss and loss adjustment expense reserves	192,433	143,031	67,060
Accounts payable and accrued expenses	1,881	629	4,089
Reinsurance balances payable	(2,548)	18,061	9,081
Net cash provided by operating activities	187,776	122,430	19,709
Investing activities
Purchases of investments	(3,360,626)	(3,114,906)	(2,172,077)
Proceeds from sales of investments	2,829,523	2,857,404	1,943,655
Purchases of investments to cover short sales	(543,936)	(232,568)	(407,965)
Proceeds from short sales of investments	792,344	278,569	290,770
Change in due to/from brokers, net	(6,377)	307,884	12,162
Decrease in securities purchased under an agreement to sell	29,852	8,294	22,261
Increase in securities sold under an agreement to repurchase	8,944	—	—
Change in restricted cash and cash equivalents	86,392	(223,730)	(115,950)
Net cash used in investing activities	(163,884)	(119,053)	(427,144)
Financing activities
Proceeds from issuance of common shares, net of costs	4,332	599	286,095
Proceeds from issuance of senior notes payable, net of costs	113,220	—	—
Increase (decrease) in deposit liabilities	(65,842)	18,048	65,769
Non-controlling interest in investment affiliate, net	(24,137)	(31,066)	27,867
Non-controlling interest in Catastrophe Fund	(60,032)	6,151	25,324
Non-controlling interest in Catastrophe Fund Manager	240	—	—
Net cash provided by (used in) financing activities	(32,219)	(6,268)	405,055
Net decrease in cash and cash equivalents	(8,327)	(2,891)	(2,380)
Cash and cash equivalents at beginning of year	28,734	31,625	34,005
Cash and cash equivalents at end of year	$20,407	$28,734	$31,625
Supplementary information
Interest paid in cash	$9,311	$3,237	$4,221
Income taxes paid in cash	$4,531	$3,056	$—

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
In June 2012, Third Point Reinsurance Opportunities Fund Ltd. (the “Catastrophe Fund”), Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”), and Third Point Re Cat Ltd. (the “Catastrophe Reinsurer”) were incorporated in Bermuda. The Catastrophe Fund Manager, a Bermuda exempted company, was the investment manager of the Catastrophe Fund.  In December 2014, the Company announced that it would no longer accept investments in the Catastrophe Fund, that no new business would be written in the Catastrophe Reinsurer and that the Company would be redeeming all existing investments in the Catastrophe Fund. As of December 31, 2015, all investments in the Catastrophe Fund were redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer.
In August 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited (“TPRUK”). On May 20, 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
In August 2013, the Company completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs.  The Company’s common shares are listed on the New York Stock Exchange under the symbol “TPRE”.
These consolidated financial statements include the results of Third Point Reinsurance Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated.
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
Restricted cash and cash equivalents consist of cash held in trust accounts with the Catastrophe Reinsurer, securing collateralized reinsurance contracts written, trust accounts securing obligations under certain reinsurance contracts and cash held with brokers and in trust accounts securing letters of credit issued under credit facilities.
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
Reinsurance premiums ceded
From time to time the Company reduces the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are earned over the contract period in proportion to the period of risk covered. Unearned premiums ceded consist of the unexpired portion of reinsurance ceded.
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2015, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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

Derivatives
Underwriting
The Catastrophe Reinsurer enters into certain contracts under which the potential loss payments are triggered exclusively by reference to a specified index, such as an industry loss. These contracts are considered derivatives. The Company records the fair value of these contracts in derivative liabilities, at fair value, in the consolidated balance sheet. Changes in the fair value of these contracts were recorded in net investment income (loss) in the consolidated statements of income (loss).
Investments
Derivative instruments within our investment assets managed by our investment manager, Third Point LLC, are recorded in the consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognized in net investment income (loss) in the consolidated statements of income (loss).
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
The Company enters into derivative contracts to manage credit risk, interest rate risk, currency exchange risk and other exposure risks. The Company uses derivatives in connection with its risk-management activities to economically hedge certain risks and to gain exposure to certain investments. The utilization of derivative contracts also allows for an efficient means by which to trade certain asset classes.
Fair values of derivatives are determined by using quoted market prices, industry recognized pricing vendors and counterparty quotes when available; otherwise fair values are based on pricing models that consider the time value of money, volatility and the current market and contractual prices of underlying financial instruments.
Embedded derivatives
Certain of the Company’s deposit and reinsurance contracts contain interest crediting features that vary based on the net investment return on investments managed by Third Point LLC. These contractual features are considered embedded derivatives in accordance with U.S. GAAP. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in estimated fair value of these embedded derivatives are recorded in other expenses in the consolidated statements of income (loss).
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
Debt
Costs incurred in issuing debt, which includes underwriters’ fees, legal and accounting fees, printing and other fees are capitalized and presented as a direct deduction from the principal amount of senior notes payable in the condensed consolidated balance sheets. These costs are amortized over the term of the debt and are included in interest expense in the consolidated statements of income (loss).
Foreign currency transactions
The Company’s functional currency is the U.S. dollar. Transactions involving monetary assets and liabilities denominated in foreign currencies have been converted into U.S. dollars at the exchange rate in effect on the balance sheet date, and the related revenues and expenses are converted using specific rates for the period, as appropriate. Net foreign currency transaction gains and losses arising from these activities are reported in the consolidated statements of income (loss) in the period in which they arise.
The Company does not isolate the portion of the net investment income (loss) resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held within the total net investments managed by Third Point LLC. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income (loss) in the consolidated statements of income (loss).
Income taxes, withholding taxes and uncertain tax positions
The Company provides for income taxes for its operations in income tax paying jurisdictions. The Company’s provision relies on estimates and interpretations of currently enacted tax laws.  The Company recognizes deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such temporary differences are primarily due to tax basis discounts on loss and loss adjustment expense reserves and unearned premiums, deferred acquisition costs and investments. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the consolidated statements of income (loss) in the year in which they are made. Adjustments could be material and could significantly impact earnings in the year they are recorded.
The Company is subject to withholding tax obligations related to dividends, capital gains and interest on certain investments. These withholding taxes are recorded when they become payable and are included in income tax expense (benefit) in the Company’s consolidated statements of income (loss). Prior to the second quarter of 2014, these withholding tax obligations were recorded as deductions to net investment income (loss). As these withholding tax obligations increased, the Company began presenting the relevant amounts in income tax expense (benefit) in the consolidated statements of income in 2014. As a result, withholding taxes of $4.8 million and $3.0 million have been recorded in income tax expense (benefit) for the years ended December 31, 2015 and 2014, respectively. Withholding taxes of $1.1 million were previously recorded as deductions to net investment income for the year ended December 31, 2013.
The Company has recognized uncertain tax positions related to certain investment transactions in foreign jurisdictions. The Company records its uncertain tax positions based on an estimate of the potential liability arising from its investment transactions conducted in foreign countries. The changes in the Company’s uncertain tax position is included in income tax expense (benefit) in the Company’s consolidated statements of income (loss).
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
Earnings (loss) per share
Basic earnings (loss) per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and unvested restricted shares. Diluted earnings (loss) per share is based on the weighted average number of common shares and participating securities outstanding and includes any dilutive effects of warrants, options and unvested restricted shares under share plans and are determined using the treasury stock method. U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be treated in the same manner as outstanding shares for earnings per share calculations. The Company treats certain of its unvested restricted shares as participating securities. In the event of a net loss, all participating securities, outstanding warrants, options and restricted shares are excluded from both basic and diluted loss per share since their inclusion would be anti-dilutive.
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are recognized in the consolidated statements of income (loss) on a straight-line basis over the term of the lease.
Comprehensive income
The Company has no comprehensive income other than net income disclosed in the consolidated statements of income (loss).
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company also has a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to its corporate activities, interest expense, foreign exchange gains and income tax expense.

Recent accounting pronouncements
Adoption of New Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the requirements for reporting discontinued operations, such that a disposal of a component of the Company’s operations is required to be reported as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. ASU 2014-08 is effective for all disposals that occur after January 1, 2015, with early adoption permitted. This new pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. Insurance contracts are specifically excluded from ASU 2014-09, as a result, this new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2015, the FASB issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2015, the FASB issued Accounting Standards Update 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 will eliminate the requirement to categorize certain investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The amendments in ASU 2015-07 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company will include the new disclosures in its consolidated financial statements for the fiscal years beginning after December 31, 2015 and interim periods within those fiscal years.
In May 2015, the FASB issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts (ASU 2015-09). ASU 2015-09 amends ASC 944 (Financial Services - Insurance) to expand the disclosures that an insurance entity must provide about its short-duration insurance contracts. Under ASU 2015-09, the FASB focused on targeted improvements to provide users with additional information about insurance liabilities, including the nature, amount, timing, and uncertainty of future cash flows related to insurance liabilities. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. This new pronouncement will not have a material impact on the Company’s interim condensed consolidated financial statements for the period ending March 31, 2016. The Company will include the additional new disclosures in its consolidated financial statements as of and for the year ending December 31, 2016 and interim periods within those fiscal years.
In June 2015, the FASB issued Accounting Standards Update 2015-10, Technical Corrections and Improvements (ASU 2015-10). ASU 2015-10 amends a number of Topics in the FASB Accounting Standards Codification and is part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The amendments to transition guidance are effective for fiscal years beginning after December 15, 2015. All other changes are effective upon issuance of this ASU 2015-10. This new pronouncement did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 intends to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting about leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-01 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and investments as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
	($ in thousands)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer (1)	$—	$108,544
Restricted cash securing letter of credit facilities (2)	270,755	218,963
Restricted cash securing other reinsurance contracts (3)	60,160	89,800
Total restricted cash and cash equivalents	330,915	417,307
Restricted investments securing other reinsurance contracts (3)	292,111	—
Total restricted cash and cash equivalents and restricted investments	$623,026	$417,307

(1)
Restricted cash securing collateralized reinsurance contracts written by the Catastrophe Reinsurer cannot be released until the contract’s exposure has expired. The remaining collateralized reinsurance contracts written by the Catastrophe Reinsurer expired in 2015 and the cedents agreed to release the collateral.

(2)
Restricted cash securing letter of credit facilities pertains to letters of credit issued to clients and cash securing these obligations that the Company will not be released from until the underlying reserves have been settled. The time period for which the Company expects these letters of credit to be in place varies from contract to contract, but can last at least several years.

(3)
Restricted cash and restricted investments securing other reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until all underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities including investments in U.S. Treasury securities and sovereign debt. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last at least several years.

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	2015	2014
Assets	($ in thousands)
Total investments in securities	$2,290,779	$1,828,761
Cash and cash equivalents	57	3
Restricted cash and cash equivalents	330,915	308,763
Due from brokers	326,971	58,241
Securities purchased under an agreement to sell	—	29,852
Derivative assets	35,337	21,130
Interest and dividends receivable	10,687	2,590
Other assets	—	325
Total assets	2,994,746	2,249,665
Liabilities and non-controlling interest
Accounts payable and accrued expenses	770	464
Securities sold, not yet purchased	314,353	82,485
Securities sold under an agreement to repurchase	8,944	—
Due to brokers	574,962	312,609
Derivative liabilities	15,392	10,985
Interest and dividends payable	1,345	697
Non-controlling interest	16,157	40,241
Total liabilities and non-controlling interest	931,923	447,481
Total net investments managed by Third Point LLC	$2,062,823	$1,802,184
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of December 31, 2015, securities valued at $570.9 million (December 31, 2014 - $434.4 million), representing 24.5% (December 31, 2014 - 23.5%) of investments in securities and derivative assets, and $1.5 million (December 31, 2014 - $1.3 million), representing 0.4% (December 31, 2014 - 1.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes or other quoted market prices for similar securities.

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
As of December 31, 2015, the Company had $31.0 million (December 31, 2014 - $2.3 million) of private securities fair valued by a third party valuation firm using information obtained from the Company’s Investment Manager. Private securities represented 1.3% (December 31, 2014 - less than 1%) of total investments in securities and derivative assets. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As an extension of its underwriting activities, the Catastrophe Reinsurer has sold derivative instruments that provide reinsurance-like protection to third parties for specific loss events associated with certain lines of business.  These derivatives are recorded in the consolidated balance sheets at fair value, with changes in the fair value of these derivatives recorded in net investment income (loss) in the consolidated statements of income (loss). These contracts are valued on the basis of models developed by the Company, which approximates fair value.
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
As of December 31, 2015 and 2014, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	2015		2014
	($ in thousands)
Re-REMIC (1)	$195,889	39.6%	$131,568	32.9%
Subprime RMBS	174,777	35.3%	198,046	49.5%
Collateralized debt obligations	50,455	10.2%	9,397	2.3%
Other (2)	73,602	14.9%	61,223	15.3%
	$494,723	100.0%	$400,234	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of December 31, 2015, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by government sponsored entities. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the net asset value of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the consolidated statements of income (loss).
On December 18, 2014, the Company entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox Insurance Company (Bermuda) Limited’s (“Hiscox”) separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox.  The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  On January 2, 2015 and June 1, 2015, the Company funded $5.0 million and $20.0 million, respectively, and there are no remaining commitments. The Company has elected the fair value option for this investment, which is recorded on the consolidated balance sheets at fair value as a Level 3 asset. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager. The resulting net gains or losses are reflected in the consolidated statements of income (loss).
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
For the years ended December 31, 2015, 2014 and 2013, there were no changes in the valuation techniques as they relate to the above.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2015 and 2014:

	December 31, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,181,865	$19,758	$—	$1,201,623
Private common equity securities	—	919	4,357	5,276
Private preferred equity securities	—	—	24,178	24,178
Total equities	1,181,865	20,677	28,535	1,231,077
Asset-backed securities	—	492,106	2,617	494,723
Bank debts	—	2,158	7,660	9,818
Corporate bonds	—	79,938	3,252	83,190
U.S. Treasury securities	—	186,471	—	186,471
Sovereign debt	—	260,024	21	260,045
Total debt securities	—	1,020,697	13,550	1,034,247
Investments in limited partnerships	—	2,362	5,437	7,799
Options	—	8,911	—	8,911
Rights and warrants	416	—	—	416
Trade claims	—	8,329	—	8,329
Investment in Kiskadee Fund	—	—	26,465	26,465
Total other investments	416	19,602	31,902	51,920
Derivative assets (free standing)	—	35,337	—	35,337
Total assets	$1,182,281	$1,096,313	$73,987	$2,352,581
Liabilities
Equity securities	$228,009	$—	$—	$228,009
Sovereign debt	—	5,856	—	5,856
Corporate bonds	—	76,131	—	76,131
Options	690	3,667	—	4,357
Total securities sold, not yet purchased	228,699	85,654	—	314,353
Derivative liabilities (free standing)	—	14,372	1,020	15,392
Derivative liabilities (embedded)	—	—	5,563	5,563
Total liabilities	$228,699	$100,026	$6,583	$335,308

	December 31, 2014
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,158,428	$15,207	$—	$1,173,635
Private common equity securities	—	2,718	1,443	4,161
Total equities	1,158,428	17,925	1,443	1,177,796
Asset-backed securities	—	395,514	4,720	400,234
Bank debts	—	2,395	—	2,395
Corporate bonds	—	56,795	3,799	60,594
Municipal bonds	—	3,094	—	3,094
Sovereign debt	—	103,331	—	103,331
Total debt securities	—	561,129	8,519	569,648
Investments in limited partnerships	—	55,756	6,354	62,110
Options	3,205	3,791	—	6,996
Rights and warrants	1,843	—	—	1,843
Trade claims	—	10,368	—	10,368
Catastrophe bond	—	2,077	—	2,077
Total other investments	5,048	71,992	6,354	83,394
Derivative assets (free standing)	380	20,750	—	21,130
Total assets	$1,163,856	$671,796	$16,316	$1,851,968
Liabilities
Equity securities	$33,222	$—	$—	$33,222
Sovereign debt	—	29,350	—	29,350
Corporate bonds	—	13,312	—	13,312
Options	3,755	2,846	—	6,601
Total securities sold, not yet purchased	36,977	45,508	—	82,485
Derivative liabilities (free standing)	505	9,548	962	11,015
Derivative liabilities (embedded)	—	—	9,289	9,289
Total liabilities	$37,482	$55,056	$10,251	$102,789
During the years ended December 31, 2015 and 2014, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the years ended December 31, 2015 and 2014, the Company reclassified $4.0 million and $86.6 million, respectively, of equity securities from Level 2 to Level 1 equity securities. These reclassifications were the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date and transfers due to restriction change.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2015 and 2014:

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$4,384	$(192)	$(1,278)	$4,357
Private preferred equity securities	—	—	18,991	—	5,187	24,178
Asset-backed securities	4,720	(2,212)	4,929	(2,563)	(2,257)	2,617
Bank debts	—	—	8,123	—	(463)	7,660
Corporate bonds	3,799	—	—	(372)	(175)	3,252
Sovereign debt	—	19	—	—	2	21
Investments in limited partnerships	6,354	—	724	(267)	(1,374)	5,437
Investment in Kiskadee Fund	—	—	25,000	—	1,465	26,465
Total assets	$16,316	$(2,193)	$62,151	$(3,394)	$1,107	$73,987
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(173)	$115	$(1,020)
Derivative liabilities (embedded)	(9,289)	—	4,417	(3,152)	2,461	(5,563)
Total liabilities	$(10,251)	$—	$4,417	$(3,325)	$2,576	$(6,583)

	January 1, 2014	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2014
	($ in thousands)
Assets
Private common equity securities	$2,012	$393	$—	$—	$(962)	$1,443
Asset-backed securities	400	2,062	5,257	(2,898)	(101)	4,720
Corporate bonds	4,610	—	822	(776)	(857)	3,799
Investments in limited partnerships	5,292	—	2,916	—	(1,854)	6,354
Total assets	$12,314	$2,455	$8,995	$(3,674)	$(3,774)	$16,316
Liabilities
Derivative liabilities (free standing)	$—	$—	$—	$(1,135)	$173	$(962)
Derivative liabilities (embedded)	(4,430)	—	—	(2,871)	(1,988)	(9,289)
Total liabilities	$(4,430)	$—	$—	$(4,006)	$(1,815)	$(10,251)

(1)	Total change in realized and unrealized gain (loss) recorded on Level 3 financial instruments is included in net investment income (loss) in the consolidated statements of income (loss).
Total unrealized gains (losses) related to fair value assets using significant unobservable inputs (Level 3) for the year ended December 31, 2015 was $(0.2) million (2014 - $(7.4) million and 2013 - $1.0 million).
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

December 31, 2015
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable inputs (O)	Range
Corporate bond	$2,444	Discounted cash flow	Yield (U)	10.4 - 11.4%
			Duration (U)	3 years
			Credit spread (U)	986 bps
			Volatility (U)	25.0 - 35.0%
Derivative liabilities (embedded)	$5,563	Discounted cash flow	Contractual variable annual investment credit (U)	0.0 - 2.5%
			Mean monthly investment return (U)	1.2%
			Duration from inception of contracts (U)	5.0 - 5.5 years
			Duration from valuation date (U)	4.0 - 5.0 years
			Interest rates (O)	U.S. Treasury Spot Rates

December 31, 2014
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable inputs (O)	Range
Corporate bond	$2,346	Discounted cash flow	Yield (U)	14.9% - 16.9%
			Duration (U)	3 years
			Credit spreads (U)	1,376 - 1,576 bps
			Volatility (U)	20.0 - 30.0%
Derivative liabilities (embedded)	$9,289	Discounted cash flow	Contractual variable annual investment credit (U)	0.0 - 3.5%
			Mean monthly investment return (U)	1.2%
			Duration from inception of contracts (U)	4.0 - 5.5 years
			Duration from valuation date (U)	1.8 - 5.0 years
			Interest rates (O)	U.S. Treasury Spot Rates
Corporate bond
Included in the Company’s corporate bond investments are investments in the convertible debt of a real estate investment company with a fair value of $2.4 million as of December 31, 2015. The Company measures the fair value of this investment using the Tsiveriotis-Fernandes approach and seeks to incorporate all relevant information reasonably available. The valuation methodology takes into account both the equity and debt component of the instrument. In addition, foreign exchange risk is considered as the bonds are denominated in Euro and U.S. Dollars and the underlying stock is traded in British Pounds Sterling. The fair value of the Company’s investment in this corporate convertible debt is positively correlated to the underlying investment stock price, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
Derivative liabilities (embedded)
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in other expenses. The Company’s embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on the Company’s investments managed by Third Point LLC. The Company determines the fair value of the embedded derivatives using models developed by the Company. The fair value of these embedded derivative liabilities is positively correlated with the actual realized investment returns and the assumed future investment returns during the contract period and negatively correlated with U.S. Treasury Spot Rates.
5. Repurchase agreements, reverse repurchase agreements and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are collateralized primarily by corporate or government bonds.  As the Company held only repurchase agreements as of December 31, 2015, these positions are not impacted by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the consolidated balance sheets. For the year ended December 31, 2015, foreign currency losses of $2.3 million (2014 – losses of $4.1 million and 2013 - gains of $1.9 million) on reverse repurchase agreements are included in net investment income (loss) in the consolidated statements of income (loss). Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days. The Company may lend securities for securities lending transactions or pledge securities and/or cash for securities borrowed transactions. The value of any securities loaned is reflected in investments in securities.  Any collateral received is reflected in due to brokers in the consolidated balance sheets.
The Company’s repurchase and securities lending agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations.  It is the Company’s policy to monitor and control collateral under such agreements.
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of December 31, 2015 (the Company did not hold repurchase agreements or securities lending transactions as of December 31, 2014):

	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Repurchase agreements
Non-U.S. sovereign debt	$—	$—	$8,944	$—	$8,944
Total	$—	$—	$8,944	$—	$8,944
Securities lending transactions
Corporate bonds	$112	$—	$—	$—	$112
Total	$112	$—	$—	$—	$112
6. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities balances are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, investment receivables, margin debt balances, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from/to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of December 31, 2015, the Company’s due from/to brokers includes a total non-U.S. currency receivable balance of $9.8 million (December 31, 2014 - payable of $1.1 million).
The Company uses prime brokerage arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of December 31, 2015, the Company had $623.0 million (December 31, 2014 - $308.8 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activity. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the consolidated statements of income (loss).
7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of December 31, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$21,692	$183,125
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	631	41,686
Contracts for Differences - Short Contracts	CHF/EUR/GBP/JPY/NOK/USD	5,884	80,027
Total Return Swaps - Long Contracts	USD	415	58,799
Total Return Swaps - Short Contracts	JPY/USD	466	9,457
Interest Rates
Commodity Futures - Short Contracts	USD	71	17,501
Interest Rate Swaptions	JPY/USD	90	43,831
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/EUR/GBP/MXN/SAR	1,947	155,518
Foreign Currency Options - Purchased	CNH/EUR/SAR	4,141	193,613
Total Derivative Assets		$35,337	$783,557

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$3,449	$38,455
Credit Default Swaps - Protection Sold	GBP/EUR/USD	2,054	6,436
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,111	2,311
Contracts for Differences - Short Contracts	EUR/GBP/USD	3,411	50,471
Total Return Swaps - Long Contracts	JPY/USD	3,430	163,224
Total Return Swaps - Short Contracts	AUD/JPY/USD	386	19,318
Interest Rates
Commodity Futures - Short Contracts	USD	18	13,069
Interest Rate Swaptions	USD	17	87,499
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	JPY/SAR	1,041	87,127
Foreign Currency Options - Sold	CNH/SAR	475	118,415
Total Derivative Liabilities (free standing)		$15,392	$586,325

Embedded derivative liabilities in reinsurance contracts (3)	USD	$5,563	$20,000
Total Derivative Liabilities (embedded)		$5,563	$20,000

(1)
AUD = Australian Dollar, CAD = Canadian Dollar,  CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound, JPY = Japanese Yen, MXN = Mexican Peso, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2015, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheets.

	As of December 31, 2014
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Sold	USD	$269	$25,168
Credit
Credit Default Swaps - Protection Purchased	USD	9,456	89,772
Credit Default Swaps - Protection Sold	USD	205	2,084
Equity Price
Contracts for Differences - Long Contracts	USD	263	3,080
Contracts for Differences - Short Contracts	AUD/EUR	186	6,428
Total Return Swaps - Long Contracts	USD	43	1,874
Total Return Swaps - Short Contracts	USD	34	9,763
Interest Rates
Commodity Futures - Short Contracts	USD	78	186,280
Foreign Currency Exchange Rates
Foreign Currency Forward	CAD/EUR/GBP/JPY	4,241	228,416
Foreign Currency Options - Purchased	EUR/JPY/KRW/SAR	6,355	283,439
Total Derivative Assets		$21,130	$836,304

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$285	$12,012
Credit
Credit Default Swaps - Protection Purchased	USD	3,230	49,465
Credit Default Swaps - Protection Sold	USD	1,319	5,142
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,404	48,152
Contracts for Differences - Short Contracts	AUD/NOK	130	3,070
Total Return Swaps - Long Contracts	USD	590	11,233
Interest Rates
Commodity Futures - Short Contracts	USD	220	467,956
Treasury Futures - Short Contracts	USD	280	10,119
Foreign Currency Exchange Rates
Foreign Currency Options - Sold	EUR/JPY/KRW	3,527	144,257
Catastrophe Risk derivatives	USD	30	6,000
Total Derivative Liabilities (free standing)		$11,015	$757,406

Embedded derivative liabilities in reinsurance contracts (3)	USD	$2,769	$15,000
Embedded derivative liabilities in deposit contracts (4)	USD	6,520	75,000
Total Derivative Liabilities (embedded)		$9,289	$90,000

(1)	AUD = Australian Dollar, CAD = Canadian Dollar, EUR = Euro, GBP = British Pound, JPY = Japanese Yen, KRW = South Korean Won, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2014, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheets.

(4)	The fair value of embedded derivatives in deposit contracts is included in deposit liabilities in the consolidated balance sheets.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the years ended December 31, 2015, 2014 and 2013. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the consolidated statements of income (loss).

	2015		2014		2013
Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$(1,515)	$—	$—	$—	$—	$—
Commodity Future Options - Purchased	(286)	285	(470)	(289)	264	15
Commodity Future Options - Sold	272	(269)	364	101	(81)	168
Credit
Credit Default Swaps - Protection Purchased	1,282	4,839	(5,627)	1,018	4,243	(10,943)
Credit Default Swaps - Protection Sold	2,071	(2,098)	1,362	(830)	(4,845)	10,690
Equity Price
Contracts for Differences - Long Contracts	(6,101)	660	(1,869)	(11,621)	8,900	6,172
Contracts for Differences - Short Contracts	8,459	2,418	(3,873)	413	1,219	(341)
Total Return Swaps - Long Contracts	1,410	(2,469)	18,782	(2,112)	1,026	1,786
Total Return Swaps - Short Contracts	(1,395)	45	(795)	171	(557)	76
Index
Index Futures - Long Contracts	1,144	—	(840)	—	(2,413)	—
Index Futures - Short Contracts	—	—	(253)	441	1,169	(441)
Interest Rates
Bond Futures - Short Contracts	(2,584)	—	(1,077)	(212)	(289)	(36)
Commodities Futures - Short Contracts	(580)	194	(11)	(143)	437	(212)
Interest Rate Swaps	119	—	(743)	639	949	(255)
Interest Rate Swaptions	(771)	(39)	(455)	(918)	(170)	913
Treasury Futures - Long Contracts	—	—	—	—	(119)	—
Treasury Futures - Short Contracts	(2,734)	280	(1,163)	(388)	830	(456)
Foreign Currency Exchange Rates
Foreign Currency Forward	21,429	(3,334)	16,891	3,617	5,385	(1,255)
Foreign Currency Options - Purchased	318	(1,144)	(265)	941	5,920	1,069
Foreign Currency Options - Sold	1,214	316	(1,438)	63	(3,787)	(109)
Reinsurance contract derivatives	30	—	—	982	1,250	3,085
	$21,782	$(316)	$18,520	$(8,127)	$19,331	$9,926
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$(5)	$362	$—	$102	$—	$—
Embedded derivatives in deposit contracts	2,104	—	—	(2,090)	—	(460)
Total Derivative Liabilities (embedded)	$2,099	$362	$—	$(1,988)	$—	$(460)
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

The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of December 31, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.8 million (December 31, 2014 - $1.9 million) for which the Company posted collateral in the form of cash of $62.6 million (December 31, 2014 - $27.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $2.2 million) in cash from certain counterparties as of December 31, 2015. If the credit-risk-related contingent features underlying these instruments had been triggered as of December 31, 2015 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.
The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the consolidated financial statements on a gross basis and not offset against any collateral pledged or received. Pursuant to ISDA master agreements and other counterparty agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non-defaulting party.
The Company does not offset its derivative instruments and presents all amounts in the consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of December 31, 2015 and 2014, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2015 Derivative Contracts	Gross Amounts of Assets Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$2,171	$2,171	$—	$—
Counterparty 2	4,959	1,243	—	3,716
Counterparty 3	6,347	2,335	—	4,012
Counterparty 4	3,679	2,656	—	1,023
Counterparty 5	14,181	4,027	—	10,154
Counterparty 6	7,351	1,657	1,993	3,701
Counterparty 7	882	—	194	688
Counterparty 8	2,669	2,669	—	—
Counterparty 9	2,009	542	—	1,467
Total	$44,248	$17,300	$2,187	$24,761

Loaned securities
Counterparty 3	$114	$—	$112	$2
	$114	$—	$112	$2

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2015 Derivative Contracts	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,626	$2,171	$455	$—
Counterparty 2	1,243	1,243	—	—
Counterparty 3	2,335	2,335	—	—
Counterparty 4	2,816	2,656	160	—
Counterparty 5	4,028	4,028	—	—
Counterparty 6	1,657	1,657	—	—
Counterparty 7	—	—	—	—
Counterparty 8	3,659	2,669	—	990
Counterparty 9	542	542	—	—
Counterparty 15	153	6	147	—
Total	$19,059	$17,307	$762	$990

Securities sold under an agreement to repurchase
Counterparty 4	$8,944	$8,944	$—	$—
	$8,944	$8,944	$—	$—

(1)
The Gross Amounts of Assets Presented in the consolidated balance sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $8.9 million included in Other Investments in the consolidated balance sheets.

(2)
The Gross Amounts of Liabilities Presented in the consolidated balance sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $3.7 million included in Securities sold, not yet purchased in the consolidated balance sheets.

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2014 Derivative Contracts	Gross Amounts of Assets Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$1,624	$1,613	$—	$11
Counterparty 2	2,199	539	—	1,660
Counterparty 3	10,558	4,802	—	5,756
Counterparty 4	368	368	—	—
Counterparty 5	2,218	133	—	2,085
Counterparty 6	5,832	2,866	2,420	546
Counterparty 7	745	440	—	305
Counterparty 8	699	699	—	—
Counterparty 9	655	461	—	194
Counterparty 10	23	—	—	23
Total	$24,921	$11,921	$2,420	$10,580

Securities purchased under an agreement to sell
Counterparty 11	$29,852	$29,350	$247	$255
Total	$29,852	$29,350	$247	$255

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2014 Derivative Contracts	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$1,613	$1,613	$—	$—
Counterparty 2	539	539	—	—
Counterparty 3	4,802	4,802	—	—
Counterparty 4	932	368	564	—
Counterparty 5	133	133	—	—
Counterparty 6	2,866	2,866	—	—
Counterparty 7	440	440	—	—
Counterparty 8	2,001	699	1,302	—
Counterparty 9	461	461	—	—
Total	$13,787	$11,921	$1,866	$—

(1)
The Gross Amounts of Assets Presented in the consolidated balance sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $3.8 million included in Other Investments in the consolidated balance sheets.

(2)
The Gross Amounts of Liabilities Presented in the consolidated balance sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $2.8 million included in Securities sold, not yet purchased in the consolidated balance sheets.

8. Loss and loss adjustment expense reserves
As of December 31, 2015 and 2014, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2015	December 31, 2014
	($ in thousands)
Case loss and loss adjustment expense reserves	$87,186	$64,343
Incurred but not reported loss and loss adjustment expense reserves	375,690	210,777
Deferred gains on retroactive reinsurance contracts	3,171	2,242
	$466,047	$277,362

The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$277,362	$134,331	$67,271
Less: loss and loss adjustment expenses recoverable, beginning of year	(814)	(9,277)	—
Net reserves for loss and loss adjustment expenses, beginning of year	276,548	125,054	67,271
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	419,377	286,787	144,509
Prior years	(3,330)	(3,559)	(4,697)
Amortization of deferred gains on retroactive reinsurance contracts	(856)	(81)	—
Total incurred loss and loss adjustment expenses	415,191	283,147	139,812
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(100,403)	(70,562)	(27,528)
Prior years	(121,665)	(61,091)	(54,501)
Total net paid losses	(222,068)	(131,653)	(82,029)
Foreign currency translation	(3,749)	—	—
Net reserve for loss and loss adjustment expenses, end of year	465,922	276,548	125,054
Plus: loss and loss adjustment expenses recoverable, end of year	125	814	9,277
Gross reserve for loss and loss adjustment expenses, end of year	$466,047	$277,362	$134,331

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
The $3.3 million decrease in prior years’ reserves for the year ended December 31, 2015 includes $5.4 million of net favorable reserve development related to re-estimating loss reserves and $2.1 million of adverse development resulting from increases in premium estimates on certain contracts. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The net $5.4 million of favorable prior years’ reserve development for the year ended December 31, 2015 was accompanied by net increases of $13.2 million in acquisition costs, resulting in a net increase of $7.8 million in net underwriting loss. The $7.8 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree resulting in the net favorable development being more than offset by acquisition costs in the current period. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation and auto contracts that did not result in offsetting changes in acquisition costs.

•
The change in loss and loss adjustment expense reserves related to premium estimate changes of $2.1 million was accompanied by similar changes in the net premiums earned and acquisition costs for those contracts, resulting in a net decrease of $0.3 million in net underwriting loss for that period.

•
In total, loss reserve development related to re-estimating loss reserves and increases in premium estimates for prior years resulted in an increase in net underwriting loss of $7.5 million for the year ended December 31, 2015.

The $3.6 million decrease in prior years’ reserves for the year ended December 31, 2014 includes $0.7 million of net favorable reserve development and $2.9 million resulting from decreases in premium estimates on certain contracts. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The net $0.7 million of favorable prior years’ reserve development for the year ended December 31, 2014 was accompanied by net increases of $0.3 million in acquisition costs, resulting in a net decrease of $0.4 million in net underwriting loss. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.

•
The $2.9 million of favorable development related to the decreases in premium estimates on certain contracts was accompanied by a $0.4 million decrease in acquisition costs, for a total of $3.3 million decrease in loss and loss adjustment expenses incurred and acquisition costs. The decrease in earned premium related to the decrease in premium estimates was $3.7 million, resulting in an increase in net underwriting loss of $0.4 million for the year ended December 31, 2014.

•
In total, loss reserve development related to re-estimating loss reserves and increases in premium estimates for prior years resulted in minimal impact to net underwriting loss for the year ended December 31, 2014.

The $4.7 million decrease in prior years’ reserves for the year ended December 31, 2013 reflects $1.3 million of favorable loss experience on several contracts and $3.4 million related to decreases in premium estimates, primarily related to one crop contract. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The net $1.3 million of favorable prior years’ reserve development for the year ended December 31, 2013 was accompanied by net increases of $2.3 million in acquisition costs, resulting in a net increase of $1.0 million in net underwriting loss. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.

•
The $3.4 million of favorable development related to the decrease in premium estimates was accompanied by a $1.3 million decrease in acquisition costs, for a total of $4.7 million decrease in loss and loss adjustment expenses incurred and acquisition costs. The decrease in earned premium related to the decrease in premium estimates was $3.9 million, resulting in a $0.8 million decrease in net underwriting loss for the year ended December 31, 2013.

•
In total, loss reserve development related to re-estimating loss reserves and decreases in premium estimates for prior years resulted in an increase in net underwriting loss of $0.2 million for the year ended December 31, 2013.

The net paid losses for the years ended December 31, 2015, 2014 and 2013 included $79.1 million, $10.8 million and $5.1 million of paid losses related to contracts that were commuted during the years ended December 31, 2015, 2014 and 2013, respectively.
9. Management, performance and founders fees
Third Point Reinsurance Ltd., Third Point Re and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, Third Point Advisors LLC (“TP GP”) receives a performance fee allocation equal to 20% of the net investment income of the applicable company’s share of the investment assets managed by Third Point LLC. The performance fee accrued on net investment income is included in liabilities as a performance fee payable during the period, unless funds are redeemed from the Joint Venture accounts, in which case, the proportionate share of performance fee associated with the redemption is allocated to non-controlling interests. At the end of each year, the portion of the performance fee payable that has not been included in non-controlling interests through redemptions is then allocated to TP GP’s capital account in accordance with the Investment Agreements.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account, which represents the sum of all prior period net loss amounts not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements. As of December 31, 2015, the Loss Recovery Account for Third Point Re’s investment account was $5.0 million and for Third Point Re USA’s investment account was $1.2 million (December 31, 2014 - $nil). These amounts have not been recorded in the Company’s consolidated balance sheets.
Additionally, a total management fee equal to 2% annually of the Third Point Re’s and Third Point Re USA’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and various Founders of the Company. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.
Investment fee expenses related to the Investment Agreements, which are included in net investment income (loss) in the consolidated statements of income (loss) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	($ in thousands)
Management fees - Third Point LLC	$6,362	$5,037	$3,651
Management fees - Founders	36,053	28,544	20,686
Performance fees - TP GP	862	19,935	62,996
	$43,277	$53,516	$87,333
As of December 31, 2015 $0.9 million (December 31, 2014 - $19.9 million) related to performance fees earned by TP GP were included in non-controlling interests.
10. Deposit contracts
The Company’s deposit liability contracts each contain a fixed interest crediting rate. Certain deposit contracts also contained a variable interest crediting feature based on actual investment returns realized by the Company that can increase the overall effective interest crediting rate on those contracts. These variable interest crediting features are considered embedded derivatives. The Company includes the estimated fair value of these embedded derivatives with the host deposit liability contracts. Changes in the estimated fair value of these embedded derivatives are recorded in other expenses in the consolidated statements of income (loss).
The following table represents activity in the deposit liabilities for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Balance, beginning of year	$145,430	$120,946	$50,446
Consideration received	21,246	18,398	66,369
Net investment expense allocation and change in fair value of embedded derivatives	2,207	6,436	4,731
Payments	(84,928)	(350)	(600)
Balance, end of year	$83,955	$145,430	$120,946
11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of December 31, 2015, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of December 31, 2015, the Company had capitalized $1.6 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the consolidated balance sheets. As of December 31, 2015, the Notes had an estimated fair value of $104.8 million. The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.
Letters of credit
As of December 31, 2015, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
December 31, 2015	($ in thousands)
BNP Paribas	$50,000	$17,959	$17,959
Citibank (1)	300,000	189,056	189,056
J.P. Morgan	50,000	37,551	37,926
Lloyds Bank (2)	150,000	25,814	25,814
	$550,000	$270,380	$270,755
(1) During 2015, Third Point Re USA entered into a new $100.0 million facility with Citibank. The Citibank facility with Third Point Re was reduced to $200.0 million.
(2) In February 2016, the facility with Lloyds Bank was reduced to $100.0 million.
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.

12. Net investment income (loss)
Net investment income (loss) for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$14,398	$193,957	$236,333
Net unrealized gains (losses) on investments and investment derivatives	(34,181)	(83,146)	78,950
Net gains on foreign currencies	933	2,581	21,106
Dividend and interest income	45,103	31,750	14,233
Dividends paid on securities sold, not yet purchased	(1,279)	(120)	(722)
Management and performance fees	(43,277)	(53,516)	(87,333)
Other expenses	(11,305)	(7,151)	(8,863)
Net investment income (loss) on investments managed by Third Point LLC	(29,608)	84,355	253,704
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	29	101	86
Net gain on catastrophe bond held by Catastrophe Reinsurer	10	144	—
Net gain on investment in Kiskadee Fund	1,465	—	—
Net gain on reinsurance contract derivatives written by the Catastrophe Reinsurer	30	982	4,335
	$(28,074)	$85,582	$258,125

	2015	2014	2013
Net investment income (loss) by asset class	($ in thousands)
Net investment gains (losses) on equity securities	$(31,224)	$82,902	$243,449
Net investment gains on debt securities	35,502	80,285	69,194
Net investment losses on other investments	(35,917)	(35,491)	(5,045)
Net investment gains on investment derivatives	21,466	10,393	29,257
Net investment gains (losses) on securities sold, not yet purchased	33,086	4,334	(5,974)
Net investment income on cash, including foreign exchange gains (losses)	149	4,992	17,961
Net investment gains (losses) on securities purchased under an agreement to resell	(147)	(4,099)	1,863
Net investment losses on securities sold under an agreement to repurchase	(2,226)	—	—
Management and performance fees	(43,277)	(53,516)	(87,333)
Other investment expenses	(5,486)	(4,218)	(5,247)
	$(28,074)	$85,582	$258,125
13. Other expenses
Other expenses for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
	($ in thousands)
Deposit liabilities investment expense	$6,471	$4,346	4,271
Reinsurance contracts investment expense	6,764	1,061	191
Change in fair value of embedded derivatives in deposit and reinsurance contracts	(4,621)	1,988	460
	$8,614	$7,395	$4,922
14. Income taxes
We provide for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated financial statements and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay taxes in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. The operations of Third Point Re USA will be subject to U.S. federal income taxes generally at a rate of 35%. Our non-U.S. subsidiaries would become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States.
The Company also has subsidiaries in the United Kingdom, TPRUK and TPRUK Holdings, which are subject to applicable taxes in that jurisdiction.
The Company is subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments.
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of December 31, 2015, the Company has accrued $1.5 million (December 31, 2014 - $2.6 million) for uncertain tax positions.
For the years ended December 31, 2015, 2014 and 2013, the Company recorded income tax expense (benefit), as follows:

	2015	2014	2013
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$(6,633)	$24	—
Change in uncertain tax positions	(1,100)	2,600	—
Withholding taxes on certain investment transactions	4,828	3,024	—
Income tax expense (benefit)	$(2,905)	$5,648	$—
The following is a summary of the Company’s income (loss) before income tax expense (benefit) by jurisdiction for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Bermuda	$(71,416)	$62,649	233,058
United States	(18,981)	(255)	—
United Kingdom	53	(36)	20
Income (loss) before income tax expense (benefit)	$(90,344)	$62,358	$233,078
The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0% and 21.0% have been used for Bermuda, the United States and the United Kingdom, respectively.

The following table presents a reconciliation of expected income taxes to income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Bermuda (expected tax expense at 0%)	$—	$—	$—
Foreign taxes at local expected rates:
United States	(6,644)	—	—
United Kingdom	11	24	—
Withholding taxes related to dividend and interest income	4,828	3,024	—
Uncertain tax positions	(1,100)	2,600	—
Income tax expense (benefit)	$(2,905)	$5,648	$—
The following table presents the Company’s current and deferred incomes taxes for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Current tax expense (benefit)	$3,728	$3,048	$—
Deferred tax expense (benefit)	(6,633)	2,600	—
Income tax expense (benefit)	$(2,905)	$5,648	$—
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Deferred tax assets:
Discounting of loss and loss adjustment expense reserves	$119	$—	$—
Unearned premiums	2,329	—	—
Temporary differences in recognition of expenses	573	—	—
Net operating loss carryforward	7,839	—	—
Total deferred tax assets	10,860	—	—

Deferred tax liabilities:
Deferred acquisition costs	3,515	—	—
Unrealized losses on investments	712	—	—
Total deferred tax liabilities	4,227	—	—
Net deferred tax assets	$6,633	$—	$—
The deferred tax assets and liabilities as of December 31, 2015 were primarily related to U.S. income tax. To evaluate the recoverability of the deferred tax assets, the Company considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize future tax benefits. The Company believes that it is more likely than not that it will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was recorded as of December 31, 2015.

15. Share capital
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of December 31, 2015, 105,479,341 common shares were issued and outstanding. No preference shares have been issued to date.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2015:

	Exercise price	Authorized and issued	Aggregated fair value of warrants
	($ in thousands, except for share and per share amounts)
Founders	$10.00	4,069,868	$15,203
Advisor	$10.00	581,295	2,171
		4,651,163	$17,374
The warrants were subject to a performance condition that was met as a result of the Company’s IPO. Prior to the IPO, 3,648,006 of the warrants were considered exercisable. After the IPO, the remaining 1,003,157 warrants met the performance condition. These amounts have been recorded as a component of capital raise costs in additional paid in capital resulting in no net impact to total shareholders’ equity.
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
As of December 31, 2015, 9,786,902 (December 31, 2014 - 10,052,579) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
Total share based compensation expense of $10.9 million for the year ended December 31, 2015 (2014 - $9.3 million and 2013 - $9.8 million) was included in general and administrative expenses.
As of December 31, 2015, the Company had $13.1 million (December 31, 2014 - $20.0 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.3 years (December 31, 2014 - 1.6 years).
Management and director options
The management options issued under the Share Incentive Plan were subject to a service and performance condition. The service condition will be met with respect to 20% of the management options on each of the first five anniversary dates following the grant date of the management options. The performance condition with respect to the management options was met as a result of the Company’s IPO. Prior to the IPO, 8,572,594 of the management options were considered exercisable subject to the service condition. After the IPO, the remaining 2,357,633 management options had met the performance condition.
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
The management and director options activity for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2013	10,956,838	$13.20
Granted	348,836	14.09
Forfeited	(324,599)	13.20
Balances as of December 31, 2013	10,981,075	13.23
Granted	348,836	18.25
Forfeited	(279,070)	13.20
Exercised	(60,000)	10.00
Balances as of December 31, 2014	10,990,841	13.41
Forfeited	(306,976)	14.36
Exercised	(433,279)	10.00
Balances as of December 31, 2015	10,250,586	$13.52
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no share options granted in the year ended December 31, 2015. The share price used for purposes of determining the fair value of share options that were granted in the year ended December 31, 2014 was $15.05 (2013 - $10.89). The volatility assumption used of 23.10% and 21.95% in 2014 and 2013, respectively, was based on the average estimated volatility of a reinsurance company peer group. The other assumptions used in the option-pricing model were as follows: risk free interest rate of 2.20% and 1.23% in 2014 and 2013, respectively, expected life of 6.5 years and 6.5 years in 2014 and 2013, respectively, and a dividend yield of 0.0% in both 2014 and 2013. As of December 31, 2015, the weighted average remaining contractual term for options outstanding was 6.0 years (2014 - 7.1 years).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,788,392	$10.03	5.97	3,946,530	$10.02
$15.05 - $16.89	2,265,981	$15.94	6.06	1,526,448	$15.96
$20.00 - $25.05	2,196,213	$20.22	6.00	1,498,541	$20.13
	10,250,586	$13.52	5.99	6,971,519	$13.49
For the year ended December 31, 2015, the Company recorded $6.3 million (2014 - $6.6 million and 2013 - $8.3 million) of share compensation expense related to share options.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2015 was $19.6 million and $13.4 million, respectively (2014 - $28.4 million and $14.0 million, respectively). For the year ended December 31, 2015, the Company received proceeds of $4.3 million (2014 - $0.6 million) from the exercise of options.
Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted share award activity for the restricted shares with only a service condition for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2013	619,300	$10.00
Granted	37,856	15.22
Balance as of December 31, 2013	657,156	10.30
Granted	49,684	15.39
Forfeited	(17,800)	10.00
Vested	(72,926)	15.56
Balance as of December 31, 2014	616,114	10.10
Granted	118,120	13.06
Forfeited	(7,267)	13.76
Vested	(425,924)	10.37
Balance as of December 31, 2015	301,043	$11.31
For the year ended December 31, 2015, the Company issued 71,429 (2014 - 9,614 and 2013 - 5,000) restricted shares to employees and 46,691 (2014 - 40,070 and 2013 - 32,856) to directors. The restricted shares issued to employees in 2014 and 2015 will vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. The restricted shares issued in 2013 to employees vested on June 30, 2015. The restricted shares issued to directors in 2015 vested on December 31, 2015. The restricted shares issued to directors in 2013 and 2014 vested on December 31, 2014.
For the year ended December 31, 2015, the Company recorded $1.9 million (2014 - $2.6 million and 2013 - $1.5 million) of compensation expense related to restricted share awards.
Restricted shares with service and performance condition
In December 2014 and February 2015, the Company granted performance-based restricted shares to certain employees pursuant to the Omnibus Plan. Performance-based restricted shares vest based on continued service and the achievement of certain financial performance measures over a three-year measurement period. The number of performance-based restricted shares that will be retained upon vesting will vary based on the level of achievement of the performance goals. The vesting dates for these awards are March 1, 2017 and March 1, 2018, respectively. The formula for determining the amount of shares that will vest is based on underwriting performance of the property and casualty reinsurance segment including underwriting income and the amount of float generated, as defined in the relevant award agreements.

Restricted share award activity for the restricted shares with a service and performance condition for the years ended December 31, 2015 and 2014 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2014	—	—	$—
Granted	459,746	306,496	14.60
Balance as of December 31, 2014	459,746	306,496	14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Change in estimated restricted shares considered probable of vesting	—	(78,128)	14.60
Balance as of December 31, 2015	921,553	536,234	$14.24
For the year ended December 31, 2015, the Company recorded $2.7 million of share compensation expense related to the performance-based restricted shares (2014 - $0.1 million and 2013 - $nil).
17. Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
	($ in thousands)
Catastrophe Fund	$—	$60,153
Catastrophe Fund Manager	—	(259)
Joint Venture - Third Point Advisors LLC share	16,157	40,241
	$16,157	$100,135
Income (loss) attributable to non-controlling interests for the years ended December 31, 2015, 2014 and 2013 was:

	2015	2014	2013
	($ in thousands)
Catastrophe Fund	$(121)	$4,748	$4,284
Catastrophe Fund Manager	19	(23)	(238)
Joint Venture - Third Point Advisors LLC share	53	1,590	1,721
	$(49)	$6,315	$5,767

As of December 31, 2015 and 2014, the following entities were consolidated in accordance with the FASB’s consolidations voting model (ASC 810):

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. As of December 31, 2014, Third Point Re’s investment in the Catastrophe Fund was $59.5 million, representing approximately 49.7% of the Catastrophe Fund’s issued, non-voting, participating share capital.
For the year ended December 31, 2015, the Catastrophe Fund distributed $119.4 million (Third Point Re’s share - $59.4 million) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $60.0 million for the year ended December 31, 2015.
For the year ended December 31, 2014, the Catastrophe Fund distributed $6.2 million (Third Point Re’s share - $nil) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $6.2 million for the year ended December 31, 2014.
For the year ended December 31, 2013, the Catastrophe Fund distributed $53.0 million (Third Point Re’s share - $28.0 million) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $25.3 million for the year ended December 31, 2013.

b)	Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”)
On January 5, 2015, the Company and Hiscox agreed to terminate Hiscox’s 15% ownership in the Catastrophe Fund Manager effective December 31, 2015. On January 5, 2015, the shareholders agreement between Third Point Re, Hiscox, and the Catastrophe Fund Manager was also terminated by agreement of the parties. The Catastrophe Fund Manager agreed to repurchase for cancellation Hiscox’s common shares, representing 15%, of the Catastrophe Fund Manager.

c)	Investment in Joint Ventures
As of December 31, 2015, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities in accordance with U.S. GAAP. Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as a non-controlling interest in the consolidated statements of shareholders’ equity.
For the year ended December 31, 2015, a net distribution of $24.1 million (2014 - $51.0 million and 2013 - $35.1 million) was made to TP GP and reduced the amount of the non-controlling interest.
As of December 31, 2015 and 2014, the following entities were not consolidated as per ASC 810: Consolidation:

a)	TP Lux Holdco LP
The Company is a limited partner in TP Lux Holdco LP (the “Cayman HoldCo”), which is an affiliate of the Investment Manager. The Cayman HoldCo was formed as a limited partnership under the laws of the Cayman Islands and invests and holds debt and equity interests in TP Lux HoldCo S.a.r.l, a Luxembourg private limited liability company (the “LuxCo”) established under the laws of the Grand-Duchy of Luxembourg, which is also an affiliate of the Investment Manager.
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of December 31, 2015, the Company held a 10.8% (December 31, 2014 - 9.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the consolidated statements of income (loss).

As of December 31, 2015, the estimated fair value of the investment in the limited partnership was $2.4 million (December 31, 2014 - $55.8 million).  The Cayman HoldCo made net distributions of $47.6 million to the Company during the year ended December 31, 2015 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $11.4 million (December 31, 2014 - $11.4 million) in the Hellenic Fund, of which $0.7 million (2014 - $2.9 million) was called and $0.3 million (2014 - $1.5 million) was distributed during the year ended December 31, 2015.
As of December 31, 2015, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.4 million (December 31, 2014 - $6.3 million), representing a 3.0% interest (December 31, 2014, - 3.0%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the consolidated statements of income (loss).
The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
18. Earnings (loss) per share
The following sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	104,003,820	103,287,693	87,505,540
Dilutive effect of options	—	1,468,521	400,149
Dilutive effect of warrants	—	1,634,845	1,064,842
Diluted number of common shares outstanding	104,003,820	106,391,059	88,970,531
Basic net income (loss) per common share:
Net income (loss)	$(87,390)	$50,395	$227,311
Income allocated to participating shares	—	(328)	(1,618)
Net income (loss) available to common shareholders	$(87,390)	$50,067	$225,693
Basic net income (loss) per common share	$(0.84)	$0.48	$2.58
Diluted net income (loss) per common share
Net income (loss)	$(87,390)	$50,395	$227,311
Income allocated to participating shares	—	(319)	(1,592)
Net income (loss) available to common shareholders	$(87,390)	$50,076	$225,719
Diluted net income (loss) per common share	$(0.84)	$0.47	$2.54

As a result of the net loss for the year ended December 31, 2015, all options, warrants and restricted shares with service and performance condition totaling 15,528,597 are considered to be anti-dilutive at December 31, 2015 and were excluded from the computation of diluted loss per common share. Additionally, no allocation of the net loss has been made to participating shares in the calculation of diluted loss per common share.
For the years ended December 31, 2014 and 2013, anti-dilutive options and restricted shares with service and performance condition of 4,501,991, 3,786,173, respectively, were excluded from the computation of diluted earnings per share.
19. Related party transaction
In addition to the transactions disclosed in Notes 4, 9 and 17 to these consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.

Third Point Loan L.L.C. (“Loan LLC”) serves as nominee of the Company and other affiliated investment management clients of the Investment Manager for certain investments. Loan LLC has appointed the Investment Manager as its true and lawful agent and attorney. As of December 31, 2015, Loan LLC held $65.0 million (December 31, 2014 - $33.4 million) of the Company’s investments, which are included in investments in securities and derivative contracts in the consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of Loan LLC and the related income and expense are reflected in the consolidated balance sheets and the consolidated statements of income (loss).
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of December 31, 2015, the investment portfolio had a maximum payout amount of approximately $42.2 million (December 31, 2014 - $666.9 million) relating to written put option contracts with expiration thirteen months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of December 31, 2015 was $2.6 million (December 31, 2014 - $4.5 million) and is included in securities sold, not yet purchased in the consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of December 31, 2015, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of December 31, 2015 and 2014:

December 31, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,878	$2,878	$—	$1,480	$(1,480)
Single name (251-500)	3,558	—	3,558	—	574	(574)
	$3,558	$2,878	$6,436	$—	$2,054	$(2,054)

December 31, 2014	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$5,142	$5,142	$—	$1,319	$(1,319)
Single name (251-500)	—	2,084	2,084	205	—	205
	$—	$7,226	$7,226	$205	$1,319	$(1,114)

(1)	As of December 31, 2015 and 2014, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of December 31, 2015. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Ventures have master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the consolidated balance sheets. As of December 31, 2015, the Company’s maximum counterparty credit risk exposure was $24.8 million (December 31, 2014 - $9.7 million).

21. Commitments and Contingencies
Operating lease
The Company leases offices space in Bermuda and in New Jersey, U.S.A. The leases have been accounted for as operating leases. Total rent expense for the year ended December 31, 2015 was $0.7 million (2014 - $0.5 million and 2013 - $0.4 million).
Future minimum rental commitments as of December 31, 2015 under these leases are expected to be as follows:

($ in thousands)
2016	$861
2017	889
2018	913
2019	937
2020	904
Thereafter	44
$4,548
Agreements
Third Point LLC
The Company and Third Point Re (together, the “Companies”) entered into a five year investment management agreement with Third Point LLC on December 22, 2011 that expires on December 22, 2016, subject to certain extension and termination rights. The Companies are parties to an Investment Agreement with Third Point LLC under which the Companies, Third Point LLC and TP GP formed a joint venture for the purpose of managing certain jointly held assets. The non-controlling interest in the consolidated balance sheets includes TP GP’s share of assets in the investment joint venture.
On January 28, 2015, Third Point Re USA entered into a similar investment management agreement with Third Point LLC and TP GP to form a second joint venture for purposes of managing certain jointly held assets of Third Point Re USA and TP GP. The term of the new investment management agreement coincides with the expiration of the original investment management agreement.
NetJets
On December 20, 2011, the Company acquired from NetJets Sales Inc. (“NetJets”) an undivided 12.5% interest in two aircrafts for a five year period. On September 3, 2014, the Company acquired an undivided 6.25% interest in one additional aircraft for a five year period, with a minimum commitment period of 2.5 years. The agreements with NetJets provides for monthly management fees, occupied hourly fees and other fees.

Future minimum management fee commitments as of December 31, 2015 under the existing leases are expected to be as follows:

($ in thousands)
2016	$699
2017	24
2018	—
2019	—
2020	—
$723
Employment agreements
As of December 31, 2015, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of December 31, 2015, the Company had one unfunded capital commitment of $11.4 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
In the normal course of business, the Company, as part of its investment strategy, enters into contracts that contain a variety of indemnifications and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. Thus, no amounts have been accrued related to such indemnifications. The Company also indemnifies TP GP, Third Point LLC and its employees from and against any loss or expense, including, without limitation any judgment, settlement, legal fees and other costs. Any expenses related to this indemnification are reflected in net investment income (loss) in the consolidated statements of income (loss).
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
22. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments – Property and Casualty Reinsurance and Catastrophe Risk Management. The Company has also identified a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains and income tax expense.
The following is a summary of the Company’s operating segment results for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$702,458	$(44)	$—	$702,414
Gross premiums ceded	(1,876)	—	—	(1,876)
Net premiums written	700,582	(44)	—	700,538
Change in net unearned premium reserves	(97,766)	52	—	(97,714)
Net premiums earned	602,816	8	—	602,824
Expenses
Loss and loss adjustment expenses incurred, net	415,041	150	—	415,191
Acquisition costs, net	191,217	(1)	—	191,216
General and administrative expenses	24,815	447	20,771	46,033
Total expenses	631,073	596	20,771	652,440
Net underwriting loss	(28,257)	n/a	n/a	n/a
Net investment income (loss)	(10,810)	69	(17,333)	(28,074)
Other expenses	(8,614)	—	—	(8,614)
Interest expense	—	—	(7,236)	(7,236)
Foreign exchange gains	—	—	3,196	3,196
Income tax benefit	—	—	2,905	2,905
Segment loss including non-controlling interests	(47,681)	(519)	(39,239)	(87,439)
Segment loss attributable to non-controlling interests	—	102	(53)	49
Segment loss	$(47,681)	$(417)	$(39,292)	$(87,390)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	68.9%
Acquisition cost ratio	31.7%
Composite ratio	100.6%
General and administrative expense ratio	4.1%
Combined ratio	104.7%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Year Ended December 31, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$601,305	$11,995	$—	$613,300
Gross premiums ceded	(150)	—	—	(150)
Net premiums written	601,155	11,995	—	613,150
Change in net unearned premium reserves	(168,858)	240	—	(168,618)
Net premiums earned	432,297	12,235	—	444,532
Expenses
Loss and loss adjustment expenses incurred, net	283,180	(33)	—	283,147
Acquisition costs, net	136,154	1,052	—	137,206
General and administrative expenses	22,515	3,113	14,380	40,008
Total expenses	441,849	4,132	14,380	460,361
Net underwriting loss	(9,552)	n/a	n/a	n/a
Net investment income	11,305	1,227	73,050	85,582
Other expenses	(7,395)	—	—	(7,395)
Income tax expense	—	—	(5,648)	(5,648)
Segment income (loss) including non-controlling interests	(5,642)	9,330	53,022	56,710
Segment income attributable to non-controlling interests	—	(4,725)	(1,590)	(6,315)
Segment income (loss)	$(5,642)	$4,605	$51,432	$50,395

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	65.5%
Acquisition cost ratio	31.5%
Composite ratio	97.0%
General and administrative expense ratio	5.2%
Combined ratio	102.2%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Year Ended December 31, 2013
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$393,588	$8,349	$—	$401,937
Gross premiums ceded	(9,975)	—	—	(9,975)
Net premiums written	383,613	8,349	—	391,962
Change in net unearned premium reserves	(171,006)	(289)	—	(171,295)
Net premiums earned	212,607	8,060	—	220,667
Expenses
Loss and loss adjustment expenses incurred, net	139,616	196	—	139,812
Acquisition costs, net	66,981	963	—	67,944
General and administrative expenses	21,838	3,852	7,346	33,036
Total expenses	228,435	5,011	7,346	240,792
Net underwriting loss	(15,828)	n/a	n/a	n/a
Net investment income	26,953	4,421	226,751	258,125
Other expenses	(4,922)	—	—	(4,922)
Segment income including non-controlling interests	6,203	7,470	219,405	233,078
Segment income attributable to non-controlling interests	—	(4,046)	(1,721)	(5,767)
Segment income	$6,203	$3,424	$217,684	$227,311

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	65.7%
Acquisition cost ratio	31.5%
Composite ratio	97.2%
General and administrative expense ratio	10.3%
Combined ratio	107.5%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2015, 2014 and 2013 as a percentage of total gross premiums written in the relevant year:

	2015	2014	2013
Largest contract	16.1%	20.4%	14.9%
Second largest contract	13.0%	17.1%	11.2%
Third largest contract	—%	—%	10.5%
Total for contracts contributing greater than 10% each	29.1%	37.5%	36.6%
Total for contracts contributing less than 10% each	70.9%	62.5%	63.4%
	100.0%	100.0%	100.0%

The following table lists counterparties with whom the Company has reinsurance balances receivable representing more than 10% of the Company’s total reinsurance balances receivable as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	($ in thousands)
Counterparty 1	$87,044	29.6%	$72,613	23.9%
Counterparty 2	—	—%	55,636	18.3%
Counterparty 3	—	—%	37,062	12.2%
	87,044	29.6%	165,311	54.4%
Other counterparties representing less than 10% each	207,269	70.4%	138,338	45.6%
Reinsurance balances receivable	$294,313	100.0%	$303,649	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	($ in thousands)
Property	$114,215	16.2%	$106,834	17.4%	$67,612	16.8%
Casualty	327,064	46.6%	266,763	43.5%	210,017	52.2%
Specialty	261,179	37.2%	227,708	37.1%	115,959	28.9%
Total property and casualty reinsurance	702,458	100.0%	601,305	98.0%	393,588	97.9%
Catastrophe risk management	(44)	—%	11,995	2.0%	8,349	2.1%
	$702,414	100.0%	$613,300	100.0%	$401,937	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	($ in thousands)
Prospective	$594,350	84.6%	$530,169	86.4%	$362,151	90.1%
Retroactive (1)	108,064	15.4%	83,131	13.6%	39,786	9.9%
	$702,414	100.0%	$613,300	100.0%	$401,937	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth our premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	($ in thousands)
Largest broker	$198,209	28.2%	$199,563	32.5%	$111,865	27.8%
Second largest broker	163,832	23.3%	110,063	17.9%	89,125	22.2%
Third largest broker	91,554	13.0%	80,535	13.1%	57,994	14.4%
Fourth largest broker	73,499	10.5%	61,777	10.1%	—	—%
Other	175,320	25.0%	161,362	26.4%	142,953	35.6%
	$702,414	100.0%	$613,300	100.0%	$401,937	100.0%
The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	($ in thousands)
United States	$283,626	40.4%	$339,061	55.3%	$304,141	75.7%
United Kingdom	290,710	41.4%	176,522	28.8%	—	—%
Bermuda	128,078	18.2%	97,717	15.9%	96,396	24.0%
Other	—	—%	—	—%	1,400	0.3%
	$702,414	100.0%	$613,300	100.0%	$401,937	100.0%
23. Statutory requirements
Under the Bermuda Insurance Act, 1978 and related regulations, Third Point Re and Third Point Re USA are subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement (“BSCR”) model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re’s and Third Point Re USA’s assets, liabilities and premiums. Third Point Re’s and Third Point Re USA’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement (“ECR”). Third Point Re and Third Point Re USA are required to calculate and submit the ECR to the Bermuda Monetary Authority, or the BMA, annually. Following receipt of the submission of Third Point Re’s and Third Point Re USA’s ECR the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. As of December 31, 2015 and 2014, Third Point Re and Third Point Re USA met their ECR.
The principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs and prepaid expenses, which are non-admitted assets for statutory purposes.
Third Point Re and Third Point Re USA are also required under their Class 4 licenses to maintain minimum liquidity ratios whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2015 and 2014, Third Point Re and Third Point Re USA met their minimum liquidity ratio requirements.

The following is a summary of actual and required statutory capital and surplus of Third Point Re and Third Point Re USA as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	($ in thousands)
Actual statutory capital and surplus
Third Point Re	$1,044,340	$1,296,067
Third Point Re USA	250,993	—
Required statutory capital and surplus
Third Point Re	612,620	622,624
Third Point Re USA	$84,858	$—
The following is a summary of the statutory net income (loss) for Third Point Re and Third Point Re USA for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	($ in thousands)
Third Point Re	$(68,188)	$56,686	$229,974
Third Point Re USA	$(7,510)	n/a	n/a
Dividend restrictions
Third Point Re
Third Point Re may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, Third Point Re is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless Third Point Re files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re to fail to meet its capital requirements. As of December 31, 2015, Third Point Re could pay dividends in 2016 of approximately $261.1 million (December 31, 2014 - $326.1 million ) without providing an affidavit to the BMA.
Third Point Re USA
Third Point Re USA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re USA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus, unless Third Point Re USA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re USA to fail to meet its capital requirements. Third Point Re USA is also restricted by the amount of capital and surplus that is available for the payment of dividends and must maintain a minimum surplus of $250.0 million as per the Net Worth Maintenance Agreement. As of December 31, 2015, Third Point Re USA could pay dividends of approximately $11.1 million.
24. Subsequent events
In February 2016, we entered into an amendment to the letter of credit facility with Lloyds Bank to reduce the facility to $100.0 million.
25. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary.

The following information sets forth the consolidating balance sheets as of December 31, 2015 and 2014 and the consolidating statements of income (loss) and cash flows for the years ended December 31, 2015, 2014 and 2013 for Third Point Reinsurance Ltd., TPRUSA and the non-guarantor subsidiaries of Third Point Reinsurance Ltd.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,231,077	$—	$1,231,077
Debt securities	—	—	1,034,247	—	1,034,247
Other investments	—	—	51,920	—	51,920
Total investments in securities	—	—	2,317,244	—	2,317,244
Cash and cash equivalents	308	5	20,094	—	20,407
Restricted cash and cash equivalents	—	—	330,915	—	330,915
Investment in subsidiaries	1,382,336	261,083	159,593	(1,803,012)	—
Due from brokers	—	—	326,971	—	326,971
Derivative assets, at fair value	—	—	35,337	—	35,337
Interest and dividends receivable	—	—	10,687	—	10,687
Reinsurance balances receivable	—	—	294,313	—	294,313
Deferred acquisition costs, net	—	—	197,093	—	197,093
Unearned premiums ceded	—	—	187	—	187
Loss and loss adjustment expenses recoverable	—	—	125	—	125
Amounts due from (to) affiliates	(346)	(230)	576	—	—
Other assets	564	2,613	8,652	—	11,829
Total assets	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$3,136	$40	$8,790	$—	$11,966
Reinsurance balances payable	—	—	24,119	—	24,119
Deposit liabilities	—	—	83,955	—	83,955
Unearned premium reserves	—	—	531,710	—	531,710
Loss and loss adjustment expense reserves	—	—	466,047	—	466,047
Securities sold, not yet purchased, at fair value	—	—	314,353	—	314,353
Securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Due to brokers	—	—	574,962	—	574,962
Derivative liabilities, at fair value	—	—	15,392	—	15,392
Interest and dividends payable	—	3,055	1,345	—	4,400
Senior notes payable, net of deferred costs	—	113,377	—	—	113,377
Total liabilities	3,136	116,472	2,029,617	—	2,149,225
Shareholders' equity
Common shares	10,548	—	1,250	(1,250)	10,548
Additional paid-in capital	1,080,591	159,618	1,509,594	(1,669,212)	1,080,591
Retained earnings (deficit)	288,587	(12,619)	145,169	(132,550)	288,587
Shareholders’ equity attributable to shareholders	1,379,726	146,999	1,656,013	(1,803,012)	1,379,726
Non-controlling interests	—	—	16,157	—	16,157
Total shareholders’ equity	1,379,726	146,999	1,672,170	(1,803,012)	1,395,883
Total liabilities and shareholders’ equity	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108

CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,177,796	$—	$1,177,796
Debt securities	—	—	569,648	—	569,648
Other investments	—	—	83,394	—	83,394
Total investments in securities	—	—	1,830,838	—	1,830,838
Cash and cash equivalents	140	—	28,594	—	28,734
Restricted cash and cash equivalents	—	—	417,307	—	417,307
Investment in subsidiaries	1,451,060	—	—	(1,451,060)	—
Due from brokers	—	—	58,241	—	58,241
Securities purchased under an agreement to sell	—	—	29,852	—	29,852
Derivative assets, at fair value	—	—	21,130	—	21,130
Interest and dividends receivable	—	—	2,602	—	2,602
Reinsurance balances receivable	—	—	303,649	—	303,649
Deferred acquisition costs, net	—	—	155,901	—	155,901
Loss and loss adjustment expenses recoverable	—	—	814	—	814
Other assets	600	666	2,246	—	3,512
Amounts due from (to) affiliates	1,339	(403)	(936)	—	—
Total assets	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,226	$518	$8,341	$—	$10,085
Reinsurance balances payable	—	—	27,040	—	27,040
Deposit liabilities	—	—	145,430	—	145,430
Unearned premium reserves	—	—	433,809	—	433,809
Loss and loss adjustment expense reserves	—	—	277,362	—	277,362
Securities sold, not yet purchased, at fair value	—	—	82,485	—	82,485
Due to brokers	—	—	312,609	—	312,609
Derivative liabilities, at fair value	—	—	11,015	—	11,015
Interest and dividends payable	—	—	697	—	697
Total liabilities	1,226	518	1,298,788	—	1,300,532
Shareholders’ equity
Common shares	10,447	—	1,251	(1,251)	10,447
Additional paid-in capital	1,065,489	—	1,072,671	(1,072,671)	1,065,489
Retained earnings (deficit)	375,977	(255)	377,393	(377,138)	375,977
Shareholders’ equity attributable to shareholders	1,451,913	(255)	1,451,315	(1,451,060)	1,451,913
Non-controlling interests	—	—	100,135	—	100,135
Total shareholders’ equity	1,451,913	(255)	1,551,450	(1,451,060)	1,552,048
Total liabilities and shareholders’ equity	$1,453,139	$263	$2,850,238	$(1,451,060)	$2,852,580

CONSOLIDATING STATEMENT OF INCOME LOSS
For the year ended December 31, 2015
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$702,414	$—	$702,414
Gross premiums ceded	—	—	(1,876)	—	(1,876)
Net premiums written	—	—	700,538	—	700,538
Change in net unearned premium reserves	—	—	(97,714)	—	(97,714)
Net premiums earned	—	—	602,824	—	602,824
Net investment income (loss)	—	—	(28,074)	—	(28,074)
Equity in losses of subsidiaries	(79,053)	(7,510)	(25)	86,588	—
Total revenues	(79,053)	(7,510)	574,725	86,588	574,750
Expenses
Loss and loss adjustment expenses incurred, net	—	—	415,191	—	415,191
Acquisition costs, net	—	—	191,216	—	191,216
General and administrative expenses	8,337	231	37,465	—	46,033
Other expenses	—	—	8,614	—	8,614
Interest expense	—	7,236	—	—	7,236
Foreign exchange gains	—	—	(3,196)	—	(3,196)
Total expenses	8,337	7,467	649,290	—	665,094
Loss before income tax benefit	(87,390)	(14,977)	(74,565)	86,588	(90,344)
Income tax benefit	—	2,613	292	—	2,905
Loss including non-controlling interests	(87,390)	(12,364)	(74,273)	86,588	(87,439)
Loss attributable to non-controlling interests	—	—	49	—	49
Net loss	$(87,390)	$(12,364)	$(74,224)	$86,588	$(87,390)

CONSOLIDATING STATEMENT OF INCOME (LOSS)
For the year ended December 31, 2014
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$613,300	$—	$613,300
Gross premiums ceded	—	—	(150)	—	(150)
Net premiums written	—	—	613,150	—	613,150
Change in net unearned premium reserves	—	—	(168,618)	—	(168,618)
Net premiums earned	—	—	444,532	—	444,532
Net investment income	—	—	85,582	—	85,582
Equity in earnings of subsidiaries	56,238	—	—	(56,238)	—
Total revenues	56,238	—	530,114	(56,238)	530,114
Expenses
Loss and loss adjustment expenses incurred, net	—	—	283,147	—	283,147
Acquisition costs, net	—	—	137,206	—	137,206
General and administrative expenses	5,843	255	33,910	—	40,008
Other expenses	—	—	7,395	—	7,395
Total expenses	5,843	255	461,658	—	467,756
Income (loss) before income tax expense	50,395	(255)	68,456	(56,238)	62,358
Income tax expense	—	—	(5,648)	—	(5,648)
Income (loss) including non-controlling interests	50,395	(255)	62,808	(56,238)	56,710
Income attributable to non-controlling interests	—	—	(6,315)	—	(6,315)
Net income (loss)	$50,395	$(255)	$56,493	$(56,238)	$50,395

CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2013
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$401,937	$—	$401,937
Gross premiums ceded	—	—	(9,975)	—	(9,975)
Net premiums written	—	—	391,962	—	391,962
Change in net unearned premium reserves	—	—	(171,295)	—	(171,295)
Net premiums earned	—	—	220,667	—	220,667
Net investment income	—	—	258,125	—	258,125
Equity in earnings of subsidiaries	228,646	—	—	(228,646)	—
Total revenues	228,646	—	478,792	(228,646)	478,792
Expenses
Loss and loss adjustment expenses incurred, net	—	—	139,812	—	139,812
Acquisition costs, net	—	—	67,944	—	67,944
General and administrative expenses	1,335	—	31,701	—	33,036
Other expenses	—	—	4,922	—	4,922
Total expenses	1,335	—	244,379	—	245,714
Income including non-controlling interests	227,311	—	234,413	(228,646)	233,078
Income attributable to non-controlling interests	—	—	(5,767)	—	(5,767)
Net income	$227,311	$—	$228,646	$(228,646)	$227,311

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income (loss) including non-controlling interests	$(87,390)	$(12,364)	$(74,273)	$86,588	$(87,439)
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities
Equity in losses of subsidiaries	79,053	7,510	25	(86,588)	—
Share compensation expense	542	—	10,329	—	10,871
Interest expense on deposit liabilities	—	—	6,471	—	6,471
Net unrealized loss on investments and derivatives	—	—	32,354	—	32,354
Net realized gain on investments and derivatives	—	—	(16,655)	—	(16,655)
Foreign exchange gains included in net income	—	—	(3,196)	—	(3,196)
Amortization of premium and accretion of discount, net	—	157	167	—	324
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	8,768	—	8,768
Deferred acquisition costs, net	—	—	(41,192)	—	(41,192)
Unearned premiums ceded	—	—	(187)	—	(187)
Loss and loss adjustment expenses recoverable	—	—	689	—	689
Other assets	36	(1,947)	(6,406)	—	(8,317)
Interest and dividends receivable, net	—	3,055	(7,437)	—	(4,382)
Unearned premium reserves	—	—	97,901	—	97,901
Loss and loss adjustment expense reserves	—	—	192,433	—	192,433
Accounts payable and accrued expenses	1,910	(478)	449	—	1,881
Reinsurance balances payable	—	—	(2,548)	—	(2,548)
Amounts due from (to) affiliates	1,685	(173)	(1,512)	—	—
Net cash (used in) provided by operating activities	(4,164)	(4,240)	196,180	—	187,776
Investing activities
Purchases of investments	—	—	(3,360,626)	—	(3,360,626)
Proceeds from sales of investments	—	—	2,829,523	—	2,829,523
Purchases of investments to cover short sales	—	—	(543,936)	—	(543,936)
Proceeds from short sales of investments	—	—	792,344	—	792,344
Change in due to/from brokers, net	—	—	(6,377)	—	(6,377)
Decrease in securities purchased under an agreement to sell	—	—	29,852	—	29,852
Increase in securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Change in restricted cash and cash equivalents	—	—	86,392	—	86,392
Contributed capital to subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent and/or subsidiaries	—	158,000	267,000	(425,000)	—
Net cash (used in) provided by investing activities	(158,000)	(108,975)	103,091	—	(163,884)
Financing activities
Proceeds from issuance of common shares, net of costs	4,332	—	—	—	4,332
Proceeds from issuance of senior notes payable	—	113,220	—	—	113,220
Increase in deposit liabilities	—	—	(65,842)	—	(65,842)
Non-controlling interest in investment affiliate, net	—	—	(24,137)	—	(24,137)
Non-controlling interest in Catastrophe Fund	—	—	(60,032)	—	(60,032)
Non-controlling interest in Catastrophe Fund Manager	—	—	240	—	240
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	162,332	113,220	(307,771)	—	(32,219)
Net increase (decrease) in cash and cash equivalents	168	5	(8,500)	—	(8,327)
Cash and cash equivalents at beginning of year	140	—	28,594	—	28,734
Cash and cash equivalents at end of year	$308	$5	$20,094	$—	$20,407

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$50,395	$(255)	$62,808	$(56,238)	$56,710
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(56,238)	—	—	56,238	—
Share compensation expense	1,080	—	8,178	—	9,258
Interest expense on deposit liabilities	—	—	4,346	—	4,346
Net unrealized loss on investments and derivatives	—	—	85,057	—	85,057
Net realized gain on investments and derivatives	—	—	(193,957)	—	(193,957)
Amortization of premium and accretion of discount, net	—	—	(1,044)	—	(1,044)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(111,886)	—	(111,886)
Deferred acquisition costs, net	—	—	(64,708)	—	(64,708)
Loss and loss adjustment expenses recoverable	—	—	8,463	—	8,463
Other assets	120	(666)	432	—	(114)
Interest and dividends receivable, net	—	—	(38)	—	(38)
Unearned premium reserves	—	—	168,622	—	168,622
Loss and loss adjustment expense reserves	—	—	143,031	—	143,031
Accounts payable and accrued expenses	984	518	(873)	—	629
Reinsurance balances payable	—	—	18,061	—	18,061
Amounts due from (to) affiliates	(5,094)	403	4,691	—	—
Net cash (used in) provided by operating activities	(8,753)	—	131,183	—	122,430
Investing activities
Purchases of investments	—	—	(3,114,906)	—	(3,114,906)
Proceeds from sales of investments	—	—	2,857,404	—	2,857,404
Purchases of investments to cover short sales	—	—	(232,568)	—	(232,568)
Proceeds from short sales of investments	—	—	278,569	—	278,569
Change in due to/from brokers, net	—	—	307,884	—	307,884
Increase in securities purchased under agreement to sell	—	—	8,294	—	8,294
Change in restricted cash and cash equivalents	—	—	(223,730)	—	(223,730)
Net cash used in investing activities	—	—	(119,053)	—	(119,053)
Financing activities
Proceeds from issuance of common shares, net of costs	599	—	—	—	599
Increase in deposit liabilities	—	—	18,048	—	18,048
Non-controlling interest in investment affiliate, net	—	—	(31,066)	—	(31,066)
Non-controlling interest in Catastrophe Fund	—	—	6,151	—	6,151
Dividend received by (paid to) parent	8,000	—	(8,000)	—	—
Net cash provided by (used in) financing activities	8,599	—	(14,867)	—	(6,268)
Net decrease in cash and cash equivalents	(154)	—	(2,737)	—	(2,891)
Cash and cash equivalents at beginning of year	294	—	31,331	—	31,625
Cash and cash equivalents at end of year	$140	$—	$28,594	$—	$28,734

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$227,311	$—	$234,413	$(228,646)	$233,078
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities
Equity in earnings of subsidiaries	(228,646)	—	—	228,646	—
Share compensation expense	—	—	9,800	—	9,800
Interest expense on deposit liabilities	—	—	4,271	—	4,271
Net unrealized gain on investments and derivatives	—	—	(78,490)	—	(78,490)
Net realized gain on investments and derivatives	—	—	(236,333)	—	(236,333)
Amortization of premium and accretion of discount, net	—	—	(262)	—	(262)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(107,483)	—	(107,483)
Deferred acquisition costs, net	—	—	(45,810)	—	(45,810)
Loss and loss adjustment expenses recoverable	—	—	(9,277)	—	(9,277)
Other assets	(686)	—	411	—	(275)
Interest and dividends receivable, net	—	—	(1,034)	—	(1,034)
Unearned premium reserves	—	—	171,294	—	171,294
Loss and loss adjustment expense reserves	—	—	67,060	—	67,060
Accounts payable and accrued expenses	(65)	—	4,154	—	4,089
Reinsurance balances payable	—	—	9,081	—	9,081
Amounts due to (from) affiliates	2,373	—	(2,373)	—	—
Net cash provided by operating activities	287	—	19,422	—	19,709
Investing activities
Purchases of investments	—	—	(2,172,077)	—	(2,172,077)
Proceeds from sales of investments	—	—	1,943,655	—	1,943,655
Purchases of investments to cover short sales	—	—	(407,965)	—	(407,965)
Proceeds from short sales of investments	—	—	290,770	—	290,770
Change in due to/from brokers, net	—	—	12,162	—	12,162
Increase in securities purchased under agreement to sell	—	—	22,261	—	22,261
Change in restricted cash and cash equivalents	—	—	(115,950)	—	(115,950)
Contributed capital (to) from subsidiaries	(286,257)	—	286,257	—	—
Net cash used in investing activities	(286,257)	—	(140,887)	—	(427,144)
Financing activities
Proceeds from issuance of common shares, net of costs	286,095	—	—	—	286,095
Increase in deposit liabilities	—	—	65,769	—	65,769
Non-controlling interest in investment affiliate, net	—	—	27,867	—	27,867
Non-controlling interest in Catastrophe Fund	—	—	25,324	—	25,324
Net cash provided by financing activities	286,095	—	118,960	—	405,055
Net (decrease) increase in cash and cash equivalents	125	—	(2,505)	—	(2,380)
Cash and cash equivalents at beginning of year	169	—	33,836	—	34,005
Cash and cash equivalents at end of year	$294	$—	$31,331	$—	$31,625

26. Quarterly financial results (UNAUDITED)

	Three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in thousands, except per share and share amounts)
Revenues
Gross premiums written	$99,155	$205,583	$184,342	$213,334
Gross premiums ceded	(24)	(375)	(1,425)	(52)
Net premiums written	99,131	205,208	182,917	213,282
Change in net unearned premium reserves	35,235	3,597	(62,339)	(74,207)
Net premiums earned	134,366	208,805	120,578	139,075
Net investment income (loss)	61,553	(193,156)	38,611	64,918
Total revenues	195,919	15,649	159,189	203,993
Expenses
Loss and loss adjustment expenses incurred, net	98,855	158,537	76,053	81,746
Acquisition costs, net	38,552	50,509	47,498	54,657
General and administrative expenses	10,236	9,822	14,267	11,708
Other expenses	2,928	670	2,315	2,701
Interest expense	2,074	2,074	2,052	1,036
Foreign exchange (gains) losses	(2,396)	(746)	139	(193)
Total expenses	150,249	220,866	142,324	151,655
Income (loss) before income tax (expense) benefit	45,670	(205,217)	16,865	52,338
Income tax (expense) benefit	(2,863)	7,781	(708)	(1,305)
Income (loss) including non-controlling interests	42,807	(197,436)	16,157	51,033
(Income) loss attributable to non-controlling interests	(614)	1,721	(495)	(563)
Net income (loss)	$42,193	$(195,715)	$15,662	$50,470
Earnings (loss) per share
Basic	$0.40	$(1.88)	$0.15	$0.48
Diluted	$0.39	$(1.88)	$0.15	$0.47
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,217,321	104,117,448	103,927,761	103,753,065
Diluted	106,635,451	104,117,448	106,696,874	106,144,183

	Three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	($ in thousands, except per share and share amounts)
Revenues
Gross premiums written	$253,802	$126,403	$145,508	$87,587
Gross premiums ceded	—	(150)	—	—
Net premiums written	253,802	126,253	145,508	87,587
Change in net unearned premium reserves	(70,230)	(17,305)	(66,758)	(14,325)
Net premiums earned	183,572	108,948	78,750	73,262
Net investment income (loss)	(6,490)	1,552	40,485	50,035
Total revenues	177,082	110,500	119,235	123,297
Expenses
Loss and loss adjustment expenses incurred, net	132,364	60,115	44,409	46,259
Acquisition costs, net	43,875	38,317	29,583	25,431
General and administrative expenses	10,310	10,124	9,549	10,025
Other expenses	2,606	2,982	1,020	787
Total expenses	189,155	111,538	84,561	82,502
Income (loss) before income tax expense	(12,073)	(1,038)	34,674	40,795
Income tax expense	(1,731)	(1,542)	(2,375)	—
Net income (loss) including non-controlling interests	(13,804)	(2,580)	32,299	40,795
Income attributable to non-controlling interests	(875)	(3,417)	(1,007)	(1,016)
Net income (loss)	$(14,679)	$(5,997)	$31,292	$39,779
Earnings (loss) per share
Basic	$(0.14)	$(0.06)	$0.30	$0.38
Diluted	$(0.14)	$(0.06)	$0.29	$0.37
Weighted average number of common shares used in the determination of earnings per share
Basic	103,324,616	103,295,920	103,264,616	103,264,616
Diluted	103,324,616	103,295,920	106,433,881	103,413,580

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
(expressed in thousands of U.S. dollars)

	Cost	Fair value	Balance sheet value
Assets
Equity securities	$1,129,452	$1,201,623	$1,201,623
Private common equity securities	7,926	5,276	5,276
Private preferred equity securities	18,991	24,178	24,178
Total equities	1,156,369	1,231,077	1,231,077
Asset-backed securities	500,902	494,723	494,723
Bank debts	8,123	9,818	9,818
Corporate bonds	107,540	83,190	83,190
U.S. Treasury securities	188,993	186,471	186,471
Sovereign debt	244,095	260,045	260,045
Total debt securities	1,049,653	1,034,247	1,034,247
Investments in limited partnerships	9,220	7,799	7,799
Options	6,750	8,911	8,911
Rights and warrants	2,005	416	416
Trade claims	2,453	8,329	8,329
Investment in Kiskadee Fund	25,000	26,465	26,465
Total other investments	45,428	51,920	51,920
Total investments	$2,251,450	$2,317,244	$2,317,244

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars)

	As of and for the year ended December 31, 2015
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income (loss)	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$197,093	$466,047	$531,710	$602,816	$(10,810)	$8,614	$415,041	$191,217	$24,815	$700,582
Catastrophe Risk Management	—	—	—	8	69	—	150	(1)	447	(44)
Corporate	—	—	—	—	(17,333)	—	—	—	20,771	—
	$197,093	$466,047	$531,710	$602,824	$(28,074)	$8,614	$415,191	$191,216	$46,033	$700,538

	As of and for the year ended December 31, 2014
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$155,891	$277,285	$433,757	$432,297	$11,305	$7,395	$283,180	$136,154	$22,515	$601,155
Catastrophe Risk Management	10	77	52	12,235	1,227	—	(33)	1,052	3,113	11,995
Corporate	—	—	—	—	73,050	—	—	—	14,380	—
	$155,901	$277,362	$433,809	$444,532	$85,582	$7,395	$283,147	$137,206	$40,008	$613,150

	As of and for the year ended December 31, 2013
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$91,141	$134,221	$264,898	$212,607	$26,953	$4,922	$139,616	$66,981	$21,838	$383,613
Catastrophe Risk Management	52	110	289	8,060	4,421	—	196	963	3,852	8,349
Corporate	—	—	—	—	226,751	—	—	—	7,346	—
	$91,193	$134,331	$265,187	$220,667	$258,125	$4,922	$139,812	$67,944	$33,036	$391,962

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2015, 2014 and 2013
(expressed in thousands of U.S. dollars)

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2015	$—	$1,876	$702,414	$700,538	100%
Year ended December 31, 2014	$—	$150	$613,300	$613,150	100%
Year ended December 31, 2013	$—	$9,975	$401,937	$391,962	98%