Form 10-Q
period 2016-03-31
Third Point Reinsurance Ltd.
filed 2016-05-06
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Point House
3 Waterloo Lane
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
As of May 4, 2016, there were 106,285,663 common shares of the registrant’s common shares issued and outstanding, including 1,924,266 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2016 and December 31, 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2016	December 31, 2015
Assets
Equity securities, trading, at fair value (cost - $1,421,874; 2015 - $1,156,369)	$1,483,076	$1,231,077
Debt securities, trading, at fair value (cost - $1,199,710; 2015 - $1,049,652)	1,185,102	1,034,247
Other investments, at fair value	49,965	51,920
Total investments in securities	2,718,143	2,317,244
Cash and cash equivalents	7,658	20,407
Restricted cash and cash equivalents	316,923	330,915
Due from brokers	424,205	326,971
Derivative assets, at fair value	26,877	35,337
Interest and dividends receivable	14,092	10,687
Reinsurance balances receivable	326,066	294,313
Deferred acquisition costs, net	216,689	197,093
Unearned premiums ceded	94	187
Loss and loss adjustment expenses recoverable	1	125
Other assets	16,499	11,829
Total assets	$4,067,247	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$9,639	$11,966
Reinsurance balances payable	30,733	24,119
Deposit liabilities	86,594	83,955
Unearned premium reserves	591,970	531,710
Loss and loss adjustment expense reserves	489,907	466,047
Securities sold, not yet purchased, at fair value	235,919	314,353
Securities sold under an agreement to repurchase	170,305	8,944
Due to brokers	960,703	574,962
Derivative liabilities, at fair value	28,524	15,392
Interest and dividends payable	2,397	4,400
Senior notes payable, net of deferred costs	113,421	113,377
Total liabilities	2,720,112	2,149,225
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 106,213,131 (2015: 105,479,341))	10,621	10,548
Additional paid-in capital	1,083,168	1,080,591
Retained earnings	237,458	288,587
Shareholders’ equity attributable to shareholders	1,331,247	1,379,726
Non-controlling interests	15,888	16,157
Total shareholders’ equity	1,347,135	1,395,883
Total liabilities and shareholders’ equity	$4,067,247	$3,545,108

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2016	2015
Revenues
Gross premiums written	$197,156	$213,334
Gross premiums ceded	—	(52)
Net premiums written	197,156	213,282
Change in net unearned premium reserves	(60,354)	(74,207)
Net premiums earned	136,802	139,075
Net investment income (loss)	(40,110)	64,918
Total revenues	96,692	203,993
Expenses
Loss and loss adjustment expenses incurred, net	84,676	81,746
Acquisition costs, net	51,687	54,657
General and administrative expenses	11,288	11,708
Other expenses	2,706	2,701
Interest expense	2,048	1,036
Foreign exchange gains	(2,386)	(193)
Total expenses	150,019	151,655
Income (loss) before income tax (expense) benefit	(53,327)	52,338
Income tax (expense) benefit	1,929	(1,305)
Income (loss) including non-controlling interests	(51,398)	51,033
(Income) loss attributable to non-controlling interests	269	(563)
Net income (loss)	$(51,129)	$50,470
Earnings (loss) per share
Basic	$(0.49)	$0.48
Diluted	$(0.49)	$0.47
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,257,874	103,753,065
Diluted	104,257,874	106,144,183

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2016 and 2015
(expressed in thousands of U.S. dollars, except share amounts)

	2016	2015
Common shares
Balance, beginning of period	105,479,341	104,473,402
Issuance of common shares	733,790	697,333
Balance, end of period	106,213,131	105,170,735
Common shares
Balance, beginning of period	$10,548	$10,447
Issuance of common shares	73	70
Balance, end of period	10,621	10,517
Additional paid-in capital
Balance, beginning of period	1,080,591	1,065,489
Issuance of common shares, net	(74)	1,045
Share compensation expense	2,651	3,083
Balance, end of period	1,083,168	1,069,617
Retained earnings
Balance, beginning of period	288,587	375,977
Income (loss) including non-controlling interests	(51,398)	51,033
(Income) loss attributable to non-controlling interests	269	(563)
Balance, end of period	237,458	426,447
Shareholders’ equity attributable to shareholders	1,331,247	1,506,581
Non-controlling interests
Balance, beginning of period	16,157	100,135
Non-controlling interest in investment affiliate, net	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	(21,400)
Non-controlling interest in Catastrophe Fund Manager	—	292
Income (loss) attributable to non-controlling interests	(269)	563
Balance, end of period	15,888	54,591
Total shareholders’ equity	$1,347,135	$1,561,172

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2016 and 2015
(expressed in thousands of U.S. dollars)

	2016	2015
Operating activities
Income (loss) including non-controlling interests	$(51,398)	$51,033
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by operating activities:
Share compensation expense	2,651	3,083
Interest expense on deposit liabilities	471	631
Net unrealized (gain) loss on investments and derivatives	55,627	(36,340)
Net realized gain on investments and derivatives	(24,510)	(53,283)
Foreign exchange gains included in income (loss) including non-controlling interests	(2,386)	(193)
Amortization of premium and accretion of discount, net	2,542	1,673
Changes in assets and liabilities:
Reinsurance balances receivable	(31,603)	53,170
Deferred acquisition costs, net	(19,596)	(8,195)
Unearned premiums ceded	93	—
Loss and loss adjustment expenses recoverable	124	406
Other assets	(4,670)	(3,345)
Interest and dividends receivable, net	(5,408)	(2,380)
Unearned premium reserves	60,260	74,205
Loss and loss adjustment expense reserves	26,136	(2,907)
Accounts payable and accrued expenses	(2,397)	(2,024)
Reinsurance balances payable	6,892	26,638
Performance fee payable to related party	—	15,844
Net cash provided by operating activities	12,828	118,016
Investing activities
Purchases of investments	(1,189,432)	(875,871)
Proceeds from sales of investments	771,687	747,492
Purchases of investments to cover short sales	(459,901)	(116,867)
Proceeds from short sales of investments	386,054	150,942
Change in due to/from brokers, net	288,507	(17,603)
Decrease in securities purchased under an agreement to sell	—	12,222
Increase in securities sold under an agreement to repurchase	161,361	61,939
Change in restricted cash and cash equivalents	13,992	(166,167)
Net cash used in investing activities	(27,732)	(203,913)
Financing activities
Proceeds from issuance of common shares, net of costs	—	1,115
Proceeds from issuance of senior notes payable, net of costs	—	114,025
Increase in deposit liabilities	2,155	478
Non-controlling interest in investment affiliate, net	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	(21,400)
Non-controlling interest in Catastrophe Fund Manager	—	292
Net cash provided by financing activities	2,155	69,511
Net decrease in cash and cash equivalents	(12,749)	(16,386)
Cash and cash equivalents at beginning of period	20,407	28,734
Cash and cash equivalents at end of period	$7,658	$12,348
Supplementary information
Interest paid in cash	$8,445	$979
Income taxes paid in cash	$1,177	$437

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
These unaudited condensed consolidated financial statements include the results of Third Point Reinsurance Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”), as filed with the U.S. Securities and Exchange Commission on February 26, 2016.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full calendar year.

2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2015 Form 10-K, except as noted below.
Recently issued accounting standards
Issued and effective as of March 31, 2016
In February 2015, the FASB issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption was permitted and the Company early adopted ASU 2015-03 effective with its debt issuance in February 2015 and as a result, there is no impact in the current year period.
In May 2015, the FASB issued Accounting Standards Update 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 eliminates the requirement to categorize certain investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The amendments in ASU 2015-07 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has removed investments measured at NAV from the fair value hierarchy disclosure in its condensed consolidated financial statements.
In June 2015, the FASB issued Accounting Standards Update 2015-10, Technical Corrections and Improvements (ASU 2015-10). ASU 2015-10 amends a number of Topics in the FASB Accounting Standards Codification and is part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The amendments to transition guidance are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. All other changes are effective upon issuance of this ASU 2015-10. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
Issued but not yet effective as of March 31, 2016
In May 2015, the FASB issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts (ASU 2015-09). ASU 2015-09 amends ASC 944 (Financial Services - Insurance) to expand the disclosures that an insurance entity must provide about its short-duration insurance contracts. Under ASU 2015-09, the FASB focused on targeted improvements to provide users with additional information about insurance liabilities, including the nature, amount, timing, and uncertainty of future cash flows related to insurance liabilities. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will include the additional new disclosures in its consolidated financial statements as of and for the year ending December 31, 2016 and interim periods thereafter.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 eliminates the requirement to split deferred tax liabilities between current and non-current and classify all deferred tax liabilities as non-current in the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those periods. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-09). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$263,742	$270,755
Restricted cash securing other reinsurance contracts (2)	53,181	60,160
Total restricted cash and cash equivalents	316,923	330,915
Restricted investments securing other reinsurance contracts (2)	398,025	292,111
Total restricted cash and cash equivalents and restricted investments	$714,948	$623,026

(1)
Restricted cash securing letter of credit facilities pertains to letters of credit issued to clients and cash securing these obligations that the Company will not be released from until the underlying reserves have been settled. The time period for which the Company expects these letters of credit to be in place varies from contract to contract, but can last at least several years.

(2)
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

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	March 31, 2016	December 31, 2015
Assets	($ in thousands)
Total investments in securities	$2,691,431	$2,290,779
Cash and cash equivalents	11	57
Restricted cash and cash equivalents	316,923	330,915
Due from brokers	424,205	326,971
Derivative assets	26,877	35,337
Interest and dividends receivable	14,092	10,687
Total assets	3,473,539	2,994,746
Liabilities and non-controlling interest
Accounts payable and accrued expenses	1,102	770
Securities sold, not yet purchased	235,919	314,353
Securities sold under an agreement to repurchase	170,305	8,944
Due to brokers	960,703	574,962
Derivative liabilities	28,524	15,392
Interest and dividends payable	1,363	1,345
Non-controlling interest	15,888	16,157
Total liabilities and non-controlling interest	1,413,804	931,923
Total net investments managed by Third Point LLC	$2,059,735	$2,062,823
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of March 31, 2016, securities valued at $555.4 million (December 31, 2015 - $570.9 million), representing 20.4% (December 31, 2015 – 24.5%) of investments in securities and derivative assets, and $1.7 million (December 31, 2015 - $1.5 million), representing 0.6% (December 31, 2015 – 0.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes or other quoted market prices for similar securities.
Private securities are those not registered for public sale and are carried at an estimated fair value at the end of the period. Valuation techniques used by the Company may include market approach, last transaction analysis, liquidation analysis and/or discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct investment valuations of such private securities. The third party valuation firms provide written reports documenting their recommended valuation as of the determination date for the specified investments.
As of March 31, 2016, the Company had $31.5 million (December 31, 2015 - $31.0 million) of investments fair valued by the Company’s Investment Manager representing approximately 1.2% (December 31, 2015 - 1.3%) of total investments in securities and derivative assets of which 93.1% were separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As of March 31, 2016 and December 31, 2015, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	March 31, 2016		December 31, 2015
	($ in thousands)
Re-REMIC (1)	$136,921	31.8%	$195,889	39.6%
Subprime RMBS	174,238	40.5%	174,777	35.3%
Collateralized debt obligations	48,896	11.4%	50,455	10.2%
Other (2)	69,850	16.3%	73,602	14.9%
	$429,905	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of March 31, 2016, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the net asset value (“NAV”) of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income (loss).
In 2014, the Company entered into a subscription agreement with the Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”) to invest up to $25.0 million in Hiscox Insurance Company (Bermuda) Limited’s (“Hiscox”) separately managed insurance-linked securities platform, Kiskadee Re Ltd.  The Kiskadee Fund is a fund vehicle managed by Hiscox. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  On January 2, 2015 and June 1, 2015, the Company funded $5.0 million and $20.0 million, respectively, and there are no remaining commitments. The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager. The resulting net gains or losses are reflected in the condensed consolidated statements of income (loss).
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,433,278	$20,556	$—	$1,453,834
Private common equity securities	—	—	4,138	4,138
Private preferred equity securities	—	—	25,104	25,104
Total equities	1,433,278	20,556	29,242	1,483,076
Asset-backed securities	—	427,676	2,229	429,905
Bank debts	—	7,527	—	7,527
Corporate bonds	—	157,874	2,958	160,832
U.S. Treasury securities	—	293,992	—	293,992
Sovereign debt	—	292,846	—	292,846
Total debt securities	—	1,179,915	5,187	1,185,102
Options	1,208	4,640	—	5,848
Rights and warrants	223	—	—	223
Trade claims	—	8,737	—	8,737
Total other investments	1,431	13,377	—	14,808
Derivative assets (free standing)	4,181	22,696	—	26,877
	$1,438,890	$1,236,544	$34,429	$2,709,863
Investments in funds valued at NAV				35,157
Total assets				$2,745,020
Liabilities
Equity securities	$189,851	$—	$—	$189,851
Corporate bonds	—	26,832	—	26,832
Options	7,601	11,635	—	19,236
Total securities sold, not yet purchased	197,452	38,467	—	235,919
Derivative liabilities (free standing)	—	27,438	1,086	28,524
Derivative liabilities (embedded)	—	—	5,328	5,328
Total liabilities	$197,452	$65,905	$6,414	$269,771

	December 31, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,181,865	$19,758	$—	$1,201,623
Private common equity securities	—	919	4,357	5,276
Private preferred equity securities	—	—	24,178	24,178
Total equities	1,181,865	20,677	28,535	1,231,077
Asset-backed securities	—	492,106	2,617	494,723
Bank debts	—	2,158	7,660	9,818
Corporate bonds	—	79,938	3,252	83,190
U.S. Treasury securities	—	186,471	—	186,471
Sovereign debt	—	260,024	21	260,045
Total debt securities	—	1,020,697	13,550	1,034,247
Options	—	8,911	—	8,911
Rights and warrants	416	—	—	416
Trade claims	—	8,329	—	8,329
Total other investments	416	17,240	—	17,656
Derivative assets (free standing)	—	35,337	—	35,337
	$1,182,281	$1,093,951	$42,085	$2,318,317
Investments in funds valued at NAV				34,264
Total assets				$2,352,581
Liabilities
Equity securities	$228,009	$—	$—	$228,009
Sovereign debt	—	5,856	—	5,856
Corporate bonds	—	76,131	—	76,131
Options	690	3,667	—	4,357
Total securities sold, not yet purchased	228,699	85,654	—	314,353
Derivative liabilities (free standing)	—	14,372	1,020	15,392
Derivative liabilities (embedded)	—	—	5,563	5,563
Total liabilities	$228,699	$100,026	$6,583	$335,308
During the three months ended March 31, 2016, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the year ended December 31, 2015, the Company reclassified $4.0 million of equity securities from Level 2 to Level 1 equity securities. These reclassifications were the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date and transfers due to restriction change.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2016 and 2015:

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$—	$—	$(219)	$4,138
Private preferred equity securities	24,178	—	2,111	—	(1,185)	25,104
Asset-backed securities	2,617	168	192	(228)	(520)	2,229
Bank debts	7,660	(7,660)	—	—	—	—
Corporate bonds	3,252	—	—	(32)	(262)	2,958
Sovereign debt	21	—	—	(20)	(1)	—
Total assets	$42,085	$(7,492)	$2,303	$(280)	$(2,187)	$34,429
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(66)	$—	$(1,086)
Derivative liabilities (embedded)	(5,563)	—	—	—	235	(5,328)
Total liabilities	$(6,583)	$—	$—	$(66)	$235	$(6,414)

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$—	$—	$(481)	$962
Private preferred equity securities	—	—	8,502	—	—	8,502
Asset-backed securities	4,720	(3,451)	2,562	(560)	315	3,586
Bank debt	—	—	7,634	—	47	7,681
Corporate bonds	3,799	—	—	—	(681)	3,118
Sovereign debt	—	18	—	—	—	18
Total assets	$9,962	$(3,433)	$18,698	$(560)	$(800)	$23,867
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(174)	$—	$(1,136)
Derivative liabilities (embedded)	(9,289)	—	—	(29)	(300)	(9,618)
Total liabilities	$(10,251)	$—	$—	$(203)	$(300)	$(10,754)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income in the condensed consolidated statements of income (loss).
Total change in unrealized loss on fair value of assets using significant unobservable inputs (Level 3) still held at March 31, 2016 was $1.7 million (2015 - loss of $1.4 million).
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

The following table summarizes information about the significant unobservable inputs used in determining the fair value of the Level 3 investments held by the Company.  Level 3 investments not presented in the table below generally do not have any unobservable inputs to disclose, as they are valued primarily using dealer quotes or at cost.

March 31, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Corporate bond	$2,207	Discounted cash flow	Yield (U)	19.5 - 20.5%
			Duration (U)	3 years
			Credit spread (U)	972 bps
			Volatility (U)	30.0 - 36.5%
Derivative liabilities (embedded)	$5,328	Discounted cash flow	Contractual Variable Annual Investment Credit (U)	0.0 - 2.5%
			Mean Monthly Investment Return (U)	1.2%
			Duration from Inception of Contracts (U)	5.0 - 5.5 years
			Duration from Valuation Date (U)	3.8 - 4.8 years
			Interest Rates (O)	U.S. Treasury Spot Rates

December 31, 2015
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Corporate bond	$2,444	Discounted cash flow	Yield (U)	10.4 - 11.4%
			Duration (U)	3 years
			Credit spread (U)	986 bps
			Volatility (U)	25.0 - 35.0%
Derivative liabilities (embedded)	$5,563	Discounted cash flow	Contractual Variable Annual Investment Credit (U)	0.0 - 2.5%
			Mean Monthly Investment Return (U)	1.2%
			Duration from Inception of Contracts (U)	5.0 - 5.5 years
			Duration from Valuation Date (U)	4.0 - 5.0 years
			Interest Rates (O)	U.S. Treasury Spot Rates
Corporate bond
Included in the Company’s corporate bond investments are investments in the convertible debt of a real estate investment company with a fair value of $2.2 million as of March 31, 2016. The Company measures the fair value of this investment using the Tsiveriotis-Fernandes income and Black-Scholes approaches and seeks to incorporate all relevant information reasonably available. The valuation methodology takes into account both the equity and debt component of the instrument. In addition, foreign exchange risk is considered as the bonds are denominated in Euro and U.S. Dollars and the underlying stock is traded in British Pounds Sterling. The fair value of the Company’s investment in this corporate convertible debt is positively correlated to the underlying investment stock price, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
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
For the three months ended March 31, 2016 and 2015, there were no changes in the valuation techniques as they relate to the above.
5. Securities purchased under an agreement to sell, securities sold under an agreement to repurchase and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are generally collateralized by corporate or government bonds or asset-backed securities. As the Company held only repurchase agreements as of March 31, 2016, these positions are not affected by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. For the three months ended March 31, 2016, there were no foreign currency gains (2015 - loss of $2.9 million) on reverse repurchase agreements and no foreign currency gains (2015 - gain of $0.3 million) on repurchase agreements are included in net investment income (loss) in the condensed consolidated statements of income (loss). Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days. The Company may lend securities for securities lending transactions or pledge securities and/or cash for securities borrowed transactions. The value of any securities loaned is reflected in investments in securities. Any collateral received is reflected in due to brokers in the consolidated balance sheets.
The Company’s repurchase and securities lending agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. It is the Company’s policy to monitor and control collateral under such agreements.
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of March 31, 2016 and December 31, 2015:

March 31, 2016	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities sold under an agreement to repurchase
Asset-backed securities	$—	$—	$55,017	$—	$55,017
Non-U.S. sovereign debt	—	—	115,288	—	115,288
Total	$—	$—	$170,305	$—	$170,305
Securities lending transactions
U.S. Treasury and agency securities	$3,502	$—	$—	$—	$3,502
Total	$3,502	$—	$—	$—	$3,502

December 31, 2015	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities sold under an agreement to repurchase
Non-U.S. sovereign debt	$—	$—	$8,944	$—	$8,944
Total	$—	$—	$8,944	$—	$8,944
Securities lending transactions
Corporate bonds	$112	$—	$—	$—	$112
Total	$112	$—	$—	$—	$112

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
As of March 31, 2016 and December 31, 2015, the Company’s due from/to brokers were comprised of the following:

	March 31, 2016	December 31, 2015
	($ in thousands)
Due from brokers
Cash held at brokers (1)	$313,083	$249,871
Receivable from unsettled trades	111,122	77,100
	$424,205	$326,971

Due to brokers
Borrowing from prime brokers	$857,709	$572,688
Payable from unsettled trades	102,994	2,274
	$960,703	$574,962
(1) As of March 31, 2016, the Company’s cash held at brokers includes a total non-U.S. currency receivable balance of $7.8 million (December 31, 2015 - receivable of $9.8 million).
The Company uses prime brokerage arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of March 31, 2016, the Company had $714.9 million (December 31, 2015 - $623.0 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activity. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the condensed consolidated statements of income (loss).

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of March 31, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$4,181	$76,300
Credit
Credit Default Swaps - Protection Purchased	USD	15,804	106,701
Equity Price
Contracts for Differences - Long Contracts	EUR	397	6,925
Contracts for Differences - Short Contracts	CHF/EUR/GBP/JPY	2,075	31,338
Total Return Swaps - Long Contracts	JPY/USD	3,156	45,646
Total Return Swaps - Short Contracts	AUD/JPY/MXN/USD	321	3,669
Foreign Currency Exchange Rates
Foreign Currency Options - Purchased	EUR/SAR	943	207,448
Total Derivative Assets		$26,877	$478,027

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$3,321	$49,089
Credit Default Swaps - Protection Sold	USD	2,185	7,053
Equity Price
Contracts for Differences - Long Contracts	GBP/USD	1,442	9,572
Contracts for Differences - Short Contracts	CHF/EUR/GBP/USD	5,905	86,400
Total Return Swaps - Long Contracts	JPY/USD	1,516	5,455
Total Return Swaps - Short Contracts	AUD/HKD/JPY/MXN/USD	2,608	31,632
Interest Rates
Fixed Income Swap - Short Contracts	USD	72	3,160
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/CNH/EUR/GBP/JPY/MXN/SAR	11,466	250,159
Foreign Currency Options - Sold	SAR	9	38,090
Total Derivative Liabilities (free standing)		$28,524	$480,610

Embedded derivative liabilities in reinsurance contracts (3)	USD	$5,328	$20,000
Total Derivative Liabilities (embedded)		$5,328	$20,000

(1)
AUD = Australian Dollar, CAD = Canadian Dollar,  CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound, HKD = Hong Kong Dollar, JPY = Japanese Yen, MXN = Mexican Peso, SAR = Saudi Arabian Riyal, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of March 31, 2016, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheet.

	As of December 31, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$21,692	$183,125
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	631	41,686
Contracts for Differences - Short Contracts	CHF/EUR/GBP/JPY/NOK/USD	5,884	80,027
Total Return Swaps - Long Contracts	USD	415	58,799
Total Return Swaps - Short Contracts	JPY/USD	466	9,457
Interest Rates
Commodity Futures - Short Contracts	USD	71	17,501
Interest Rate Swaptions	JPY/USD	90	43,831
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/EUR/GBP/MXN/SAR	1,947	155,518
Foreign Currency Options - Purchased	CNH/EUR/SAR	4,141	193,613
Total Derivative Assets		$35,337	$783,557

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$3,449	$38,455
Credit Default Swaps - Protection Sold	GBP/EUR/USD	2,054	6,436
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,111	2,311
Contracts for Differences - Short Contracts	EUR/GBP/USD	3,411	50,471
Total Return Swaps - Long Contracts	JPY/USD	3,430	163,224
Total Return Swaps - Short Contracts	AUD/JPY/USD	386	19,318
Interest Rates
Commodity Futures - Short Contracts	USD	18	13,069
Interest Rate Swaptions	USD	17	87,499
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	JPY/SAR	1,041	87,127
Foreign Currency Options - Sold	CNH/SAR	475	118,415
Total Derivative Liabilities (free standing)		$15,392	$586,325

Embedded derivative liabilities in reinsurance contracts (3)	USD	$5,563	$20,000
Total Derivative Liabilities (embedded)		$5,563	$20,000

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

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three months ended March 31, 2016 and 2015. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	Three months ended
	2016		2015
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodity Future Options - Purchased	$(253)	$(580)	$(286)	$285
Commodity Future Options - Sold	—	—	272	(269)
Credit
Credit Default Swaps - Protection Purchased	7,685	(7,024)	344	(358)
Credit Default Swaps - Protection Sold	(4,358)	4,444	1,653	(1,660)
Equity Price
Contracts for Differences - Long Contracts	(725)	(564)	(303)	1,443
Contracts for Differences - Short Contracts	2,253	(6,303)	(2,869)	(1,171)
Total Return Swaps - Long Contracts	(10,518)	4,657	(2,165)	2,496
Total Return Swaps - Short Contracts	1,228	(2,368)	403	436
Index
Index Futures - Long Contracts	—	—	579	243
Interest Rates
Commodities Futures - Short Contracts	(1,152)	(52)	(201)	143
Fixed Income Swap - Short Contracts	22	(72)	—	—
Interest Rate Swaptions	(112)	39	—	(149)
Treasury Futures - Short Contracts	—	—	(445)	206
Foreign Currency Exchange Rates
Foreign Currency Forward	(3,096)	(12,373)	25,726	(7,579)
Foreign Currency Options - Purchased	(1,181)	(1,972)	485	(668)
Foreign Currency Options - Sold	505	(81)	(29)	503
	$(9,702)	$(22,249)	$23,164	$(6,099)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$235	$(5)	$(115)
Embedded derivatives in deposit contracts	—	—	—	(180)
Total Derivative Liabilities (embedded)	$—	$235	$(5)	$(295)
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of March 31, 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $14.9 million (December 31, 2015 - $1.8 million) for which the Company posted collateral in the form of cash of $91.9 million (December 31, 2015 - $62.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $3.7 million) in cash from certain counterparties as of March 31, 2016. If the credit-risk-related contingent features underlying these instruments had been triggered as of March 31, 2016 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

The Company’s derivatives do not qualify as hedges for financial reporting purposes and are recorded in the condensed consolidated financial statements on a gross basis and not offset against any collateral pledged or received. Pursuant to ISDA master agreements and other counterparty agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to offset against payments owed to the defaulting party or collateral held by the non-defaulting party.
The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of March 31, 2016 and December 31, 2015, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2016 Derivative Contracts	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$335	$335	$—	$—
Counterparty 2	958	958	—	—
Counterparty 3	9,597	9,470	—	127
Counterparty 4	2,605	2,605	—	—
Counterparty 5	5,900	5,900	—	—
Counterparty 6	8,507	2,445	3,606	2,456
Counterparty 7	28	—	24	4
Counterparty 8	1,965	1,894	—	71
Counterparty 9	1,622	1,622	—	—
	$31,517	$25,229	$3,630	$2,658

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2016 Derivative Contracts	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$3,924	$335	$3,589	$—
Counterparty 2	2,336	958	1,378	—
Counterparty 3	9,470	9,470	—	—
Counterparty 4	3,061	2,605	456	—
Counterparty 5	10,041	5,900	4,141	—
Counterparty 6	2,445	2,445	—	—
Counterparty 8	2,114	1,894	—	220
Counterparty 9	5,981	1,622	4,359	—
Counterparty 10	467	—	467	—
Counterparty 14	259	—	259	—
Counterparty 15	61	—	53	8
	$40,159	$25,229	$14,702	$228

Securities sold under an agreement to repurchase and securities lending transactions
Counterparty 3	$3,514	$3,502	$—	$12
Counterparty 4	170,305	170,305	—	—
Total	$173,819	$173,807	$—	$12

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $4.6 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $11.6 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2015 Derivative Contracts	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$2,171	$2,171	$—	$—
Counterparty 2	4,959	1,243	—	3,716
Counterparty 3	6,347	2,335	—	4,012
Counterparty 4	3,679	2,656	—	1,023
Counterparty 5	14,181	4,027	—	10,154
Counterparty 6	7,351	1,657	1,993	3,701
Counterparty 7	882	—	194	688
Counterparty 8	2,669	2,669	—	—
Counterparty 9	2,009	542	—	1,467
	$44,248	$17,300	$2,187	$24,761

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2015 Derivative Contracts	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,626	$2,171	$455	$—
Counterparty 2	1,243	1,243	—	—
Counterparty 3	2,335	2,335	—	—
Counterparty 4	2,816	2,656	160	—
Counterparty 5	4,028	4,028	—	—
Counterparty 6	1,657	1,657	—	—
Counterparty 8	3,659	2,669	—	990
Counterparty 9	542	542	—	—
Counterparty 15	153	6	147	—
	$19,059	$17,307	$762	$990

Securities sold under an agreement to repurchase and securities lending transactions
Counterparty 3	$114	$—	$112	$2
Counterparty 4	8,944	8,944	—	—
	$9,058	$8,944	$112	$2

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $8.9 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $3.7 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

8. Loss and loss adjustment expense reserves
As of March 31, 2016 and December 31, 2015, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	March 31, 2016	December 31, 2015
	($ in thousands)
Case loss and loss adjustment expense reserves	$92,611	$87,186
Incurred but not reported loss and loss adjustment expense reserves	394,182	375,690
Deferred gains on retroactive reinsurance contracts	3,114	3,171
	$489,907	$466,047

The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2016 and 2015:

	2016	2015
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$466,047	$277,362
Less: loss and loss adjustment expenses recoverable, beginning of period	(125)	(814)
Net reserves for loss and loss adjustment expenses, beginning of period	465,922	276,548
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	79,549	83,647
Prior years	4,941	(2,239)
Amortization of deferred gains on retroactive reinsurance contracts	186	338
Total incurred loss and loss adjustment expenses	84,676	81,746
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(6,097)	(8,338)
Prior years	(52,319)	(75,909)
Total net paid losses	(58,416)	(84,247)
Foreign currency translation	(2,276)	(518)
Net reserve for loss and loss adjustment expenses, end of period	489,906	273,529
Plus: loss and loss adjustment expenses recoverable, end of period	1	408
Gross reserve for loss and loss adjustment expenses, end of period	$489,907	$273,937

Changes in our loss and loss adjustment expense reserves result from re-estimating loss reserves and from changes in premium estimates.  Furthermore, many of our contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs that vary inversely with loss experience. In some instances, the Company can have loss reserve development on contracts where there is no sliding scale or profit commission or where the loss ratio falls outside of the loss ratio range to which the sliding scale or profit commission applies.
The $4.9 million increase in prior years’ reserves for the three months ended March 31, 2016 includes $0.1 million of net favorable reserve development related to re-estimating loss reserves and $5.0 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $0.1 million of net favorable prior years’ reserve development for the three months ended March 31, 2016 was accompanied by net decreases of $0.1 million in acquisition costs, resulting in a net decrease of $0.2 million in net underwriting loss.

•
The $5.0 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $3.0 million increase in acquisition costs, for a total of $8.0 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $8.5 million, resulting in a $0.5 million decrease in net underwriting loss for the three months ended March 31, 2016.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was a decrease of $0.7 million for the three months ended March 31, 2016.

The $2.2 million decrease in prior years’ reserves for the three months ended March 31, 2015 reflects $6.1 million of favorable reserve development partially offset by $3.9 million resulting from increases in premium estimates on certain contracts. The prior years’ reserve development is explained as follows:

•
The $6.1 million of favorable reserve development is offset by increases of $7.1 million in acquisition costs primarily as a result of changes in the estimated split of the composite ratio between loss and loss adjustment expenses incurred and acquisition costs for certain contracts that have sliding scale commissions and profit commissions that vary inversely with loss experience. The net impact as a result of changes in prior years’ reserves was an increase in net underwriting loss of $1.0 million for the three months ended March 31, 2015.

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

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was an increase of $1.0 million for the three months ended March 31, 2015.

9. Management, performance and founders fees
Third Point Reinsurance Ltd., Third Point Re and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, TP GP receives a performance fee allocation equal to 20% of the net investment income of the applicable company’s share of the investment assets managed by Third Point LLC. The performance fee accrued on net investment income is included in liabilities as a performance fee payable during the period, unless funds are redeemed from the Joint Venture accounts, in which case, the proportionate share of performance fee associated with the redemption is allocated to non-controlling interests. At the end of each year, the portion of the performance fee payable that has not been included in non-controlling interests through redemptions is then allocated to TP GP’s capital account in accordance with the Investment Agreements.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements. As of March 31, 2016, the Loss Recovery Account for Third Point Re’s investment account was $11.8 million (December 31, 2015 - $5.0 million) and for Third Point Re USA’s investment account was $2.1 million (December 31, 2015 - $1.2 million). These amounts have not been recorded in the Company’s consolidated balance sheets.
Additionally, a total management fee equal to 2% annually of the Third Point Re’s and Third Point Re USA’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and certain founding investors. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.
Investment fee expenses related to the Investment Agreements, which are included in net investment income (loss) in the condensed consolidated statements of income (loss) for the three months ended March 31, 2016 and 2015 are as follows:

	2016	2015
	($ in thousands)
Management fees - Third Point LLC	$1,521	$1,475
Management fees - Founders (1)	8,621	8,356
Performance fees - Third Point Advisors LLC	—	15,844
	$10,142	$25,675
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., receive a share of the management fees in proportion to their initial investments in Third Point Reinsurance Ltd.

As of March 31, 2016, there was no performance fee payable. As of December 31, 2015, $0.9 million related to performance fees earned by TP GP were included in non-controlling interests.
10. Deposit contracts
The Company’s deposit liability contracts generally contain a fixed interest crediting rate. Certain deposit contracts also contained a variable interest crediting feature based on actual investment returns realized by the Company that can increase the overall effective interest crediting rate on those contracts. These variable interest crediting features are considered embedded derivatives. The Company includes the estimated fair value of these embedded derivatives with the host deposit liability contracts. Changes in the estimated fair value of these embedded derivatives are recorded in other expenses in the condensed consolidated statements of income (loss).
The following table represents activity in the deposit liabilities for the three months ended March 31, 2016 and year ended December 31, 2015:

	March 31, 2016	December 31, 2015
	($ in thousands)
Balance, beginning of period	$83,955	$145,430
Consideration received	2,155	21,246
Net investment expense allocation and change in fair value of embedded derivatives	471	2,207
Payments	—	(84,928)
Foreign currency translation	13	—
Balance, end of period	$86,594	$83,955

11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of March 31, 2016, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of March 31, 2016, the Company had capitalized $1.6 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of March 31, 2016, the Notes had an estimated fair value of $116.0 million. The fair value measurements were based on observable inputs and therefore would be considered to be Level 2. The Company was in compliance with all of the debt covenants as of March 31, 2016.

Letters of credit
As of March 31, 2016, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
March 31, 2016	($ in thousands)
BNP Paribas	$50,000	$17,990	$17,990
Citibank	300,000	205,504	205,504
J.P. Morgan	50,000	9	9
Lloyds Bank	100,000	40,239	40,239
	$500,000	$263,742	$263,742
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.
12. Net investment income (loss)
Net investment income (loss) for the three months ended March 31, 2016 and 2015 consisted of the following:

	2016	2015
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$23,242	$53,283
Net unrealized gains (losses) on investments and investment derivatives	(54,842)	36,596
Net losses on foreign currencies	(166)	(3,470)
Dividend and interest income	7,672	7,362
Dividends paid on securities sold, not yet purchased	(434)	(119)
Management and performance fees	(10,142)	(25,675)
Other expenses	(5,687)	(3,128)
Net investment income (loss) on investments managed by Third Point LLC	(40,357)	64,849
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	—	15
Net gain on catastrophe bond held by Catastrophe Reinsurer	—	10
Net gain on investment in Kiskadee Fund	247	44
	$(40,110)	$64,918

	2016	2015
Net investment income (loss) by asset class	($ in thousands)
Net investment gains (losses) on equity securities	$(2,231)	$35,752
Net investment gains on debt securities	12,149	41,873
Net investment losses on other investments	(8,496)	(13,475)
Net investment gains (losses) on investment derivatives	(31,951)	17,065
Net investment gains on securities sold, not yet purchased	4,304	14,352
Net investment loss on cash, including foreign exchange losses	(1,715)	(1,255)
Net investment losses on securities purchased under an agreement to resell	—	(2,952)
Net investment gains (losses) on securities sold under an agreement to repurchase	(697)	315
Management and performance fees	(10,142)	(25,675)
Other investment expenses	(1,331)	(1,082)
	$(40,110)	$64,918

13. Other expenses
Other expenses for the three months ended March 31, 2016 and 2015 consisted of the following:

	2016	2015
	($ in thousands)
Deposit liabilities investment expense	$471	$631
Reinsurance contracts investment expense	2,470	1,770
Change in fair value of embedded derivatives in deposit and reinsurance contracts	(235)	300
	$2,706	$2,701
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
The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. The operations of Third Point Re USA will be subject to U.S. federal income taxes generally at a rate of 35%. Our non-U.S. subsidiaries would become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States.
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
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of March 31, 2016, the Company has accrued $1.6 million for uncertain tax positions.
For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense (benefit), as follows:

	2016	2015
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$(3,120)	$478
Withholding taxes on certain investment transactions	1,191	827
	$(1,929)	$1,305

(1)
As of March 31, 2016, the Company has recorded $9.8 million (December 31, 2015 - $6.6 million) of net deferred tax assets, which is included in other assets in the condensed consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the net deferred tax asset was primarily the result of investment losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.

15. Share capital
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. As of March 31, 2016, 106,213,131 (December 31, 2015 - 105,479,341) common shares were issued and outstanding. No preference shares have been issued to date.
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
The following table provides the total share-based compensation expense included in general and administrative expenses during the three months ended March 31, 2016 and 2015:

	2016	2015
	($ in thousands)
Management and director options	$1,555	$1,644
Restricted shares with service condition	206	793
Restricted shares with service and performance condition	890	646
	$2,651	$3,083
As of March 31, 2016, the Company had $15.4 million (December 31, 2015 - $13.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.5 years (December 31, 2015 - 1.3 years).
Management and director options
The management and director options activity for the three months ended March 31, 2016 and year ended December 31, 2015 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2015	10,990,841	$13.41
Forfeited	(306,976)	14.36
Exercised	(433,279)	10.00
Balances as of December 31, 2015	10,250,586	13.52
Exercised	(79,832)	10.00
Balances as of March 31, 2016	10,170,754	$13.55
As of March 31, 2016, the weighted average remaining contractual term for options outstanding was 5.8 years (December 31, 2015 - 6.0 years).

The following table summarizes information about the Company’s management and director share options outstanding as of March 31, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,708,560	$10.03	5.79	4,369,025	$10.02
$15.05 - $16.89	2,265,981	15.94	5.81	1,693,890	15.97
$20.00 - $25.05	2,196,213	20.22	5.75	1,665,983	20.12
	10,170,754	$13.55	5.79	7,728,898	$13.50
Restricted shares with service condition
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability. As of March 31, 2016, there were 301,043 (December 31, 2015 - 301,043) outstanding restricted shares with service condition.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the three months ended March 31, 2016 and year ended December 31, 2015 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2015	459,746	306,496	14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Change in estimated restricted shares considered probable of vesting	—	(78,128)	14.60
Balance as of December 31, 2015	921,553	536,234	14.24
Granted	653,958	435,971	11.40
Balance as of March 31, 2016	1,575,511	972,205	12.96

17. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets as a separate component of shareholders’ equity. Non-controlling interest as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	($ in thousands)
Joint Venture - Third Point Advisors LLC share	$15,888	$16,157
	$15,888	$16,157

Income (loss) attributable to non-controlling interests for the three months ended March 31, 2016 and 2015 was as follows:

	2016	2015
	($ in thousands)
Catastrophe Fund	$—	$(48)
Catastrophe Fund Manager	—	(32)
Joint Venture - Third Point Advisors LLC share	(269)	643
	$(269)	$563
As of March 31, 2016, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as a non-controlling interest in the condensed consolidated statements of shareholders’ equity.
For the three months ended March 31, 2016, no distributions (2015 - $25.0 million) were made to TP GP.
As of March 31, 2016, the following entities were not consolidated as per ASC 810:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of March 31, 2016, Third Point Re held a 15.1% (December 31, 2015 - 10.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income (loss).
As of March 31, 2016, the estimated fair value of the investment in the limited partnership was $3.0 million (December 31, 2015 - $2.4 million).  The Cayman HoldCo made net distributions of $0.04 million to the Company during the period ended March 31, 2016 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $11.4 million (December 31, 2015 - $11.4 million) in the Hellenic Fund. No capital distributions or calls were made during the three months ended March 31, 2016 and 2015.
As of March 31, 2016, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.4 million (December 31, 2015 - $5.4 million), representing a 3.0% interest (December 31, 2015 - 3.0%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income (loss).
The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings (loss) per share
The following sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	2016	2015
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	104,257,874	103,753,065
Dilutive effect of options	—	1,093,353
Dilutive effect of warrants	—	1,297,765
Diluted number of common shares outstanding	104,257,874	106,144,183
Basic earnings (loss) per common share:
Net income (loss)	$(51,129)	$50,470
Income allocated to participating shares	—	(179)
Net income (loss) available to common shareholders	$(51,129)	$50,291
Basic earnings (loss) per common share	$(0.49)	$0.48
Diluted earnings (loss) per common share
Net income (loss)	$(51,129)	$50,470
Income allocated to participating shares	—	(175)
Net income (loss) available to common shareholders	$(51,129)	$50,295
Diluted earnings (loss) per common share	$(0.49)	$0.47
For the three months ended March 31, 2016 and 2015, anti-dilutive options and restricted shares with service and performance condition of 4,634,445 and 4,911,202, respectively, were excluded from the computation of diluted earnings per share. Additionally, as a result of the net loss for the three months ended March 31, 2016, outstanding options and warrants totaling 10,438,425 are considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
19. Related party transaction
In addition to the transactions disclosed in Notes 4, 9 and 17 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparty has either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC”), (collectively the “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of March 31, 2016, Loan LLC held $61.8 million (December 31, 2015 - $65.0 million) and Ventures LLC held $2.1 million (December 31, 2015 - $nil) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).

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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of March 31, 2016, the investment portfolio had a maximum payout amount of approximately $472.3 million (December 31, 2015 - $42.2 million) relating to written put option contracts with expiration ranging from one month to ten months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of March 31, 2016 was $6.7 million (December 31, 2015 - $2.6 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of March 31, 2016, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of March 31, 2016 and December 31, 2015:

March 31, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,171	$3,171	$—	$1,656	$(1,656)
Single name (251-500)	3,882	—	3,882	—	529	(529)
	$3,882	$3,171	$7,053	$—	$2,185	$(2,185)

December 31, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,878	$2,878	$—	$1,480	$(1,480)
Single name (251-500)	3,558	—	3,558	—	574	(574)
	$3,558	$2,878	$6,436	$—	$2,054	$(2,054)

(1)	As of March 31, 2016 and December 31, 2015, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of March 31, 2016. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the

Joint Ventures have master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of March 31, 2016, the Company’s maximum counterparty credit risk exposure was $31.5 million (December 31, 2015 - $24.8 million).
21. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of March 31, 2016, the Company had one unfunded capital commitment of $3.5 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
In the normal course of business, the Company, as part of its investment strategy, enters into contracts that contain a variety of indemnifications and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. Thus, no amounts have been accrued related to such indemnifications. The Company also indemnifies TP GP, Third Point LLC and its employees from and against any loss or expense, including, without limitation any judgment, settlement, legal fees and other costs. Any expenses related to this indemnification are reflected in net investment income (loss) in the condensed consolidated statements of income (loss).
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
22. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. The Company has also identified a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains and income tax expense. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer. As a result, there is no further activity in the Catastrophe Risk Management segment.

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$197,156	$—	$—	$197,156
Gross premiums ceded	—	—	—	—
Net premiums written	197,156	—	—	197,156
Change in net unearned premium reserves	(60,354)	—	—	(60,354)
Net premiums earned	136,802	—	—	136,802
Expenses
Loss and loss adjustment expenses incurred, net	84,676	—	—	84,676
Acquisition costs, net	51,687	—	—	51,687
General and administrative expenses	7,062	—	4,226	11,288
Total expenses	143,425	—	4,226	147,651
Net underwriting loss	(6,623)	n/a	n/a	n/a
Net investment loss	(8,261)	—	(31,849)	(40,110)
Other expenses	(2,706)	—	—	(2,706)
Interest expense	—	—	(2,048)	(2,048)
Foreign exchange gains	—	—	2,386	2,386
Income tax benefit	—	—	1,929	1,929
Segment loss including non-controlling interests	(17,590)	—	(33,808)	(51,398)
Segment loss attributable to non-controlling interests	—	—	269	269
Segment loss	$(17,590)	$—	$(33,539)	$(51,129)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	61.9%
Acquisition cost ratio	37.8%
Composite ratio	99.7%
General and administrative expense ratio	5.2%
Combined ratio	104.9%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended March 31, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$213,383	$(49)	$—	$213,334
Gross premiums ceded	(52)	—	—	(52)
Net premiums written	213,331	(49)	—	213,282
Change in net unearned premium reserves	(74,214)	7	—	(74,207)
Net premiums earned	139,117	(42)	—	139,075
Expenses
Loss and loss adjustment expenses incurred, net	81,746	—	—	81,746
Acquisition costs, net	54,663	(6)	—	54,657
General and administrative expenses	6,567	233	4,908	11,708
Total expenses	142,976	227	4,908	148,111
Net underwriting loss	(3,859)	n/a	n/a	n/a
Net investment income	18,575	25	46,318	64,918
Other expenses	(2,701)	—	—	(2,701)
Interest expense	—	—	(1,036)	(1,036)
Foreign exchange gains	—	—	193	193
Income tax expense	—	—	(1,305)	(1,305)
Segment income (loss) including non-controlling interests	12,015	(244)	39,262	51,033
Segment (income) loss attributable to non-controlling interests	—	80	(643)	(563)
Segment income (loss)	$12,015	$(164)	$38,619	$50,470

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	58.8%
Acquisition cost ratio	39.3%
Composite ratio	98.1%
General and administrative expense ratio	4.7%
Combined ratio	102.8%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three months ended March 31, 2016 and 2015 as a percentage of total gross premiums written in the relevant period:

	2016	2015
Largest contract	48.0%	43.8%
Second largest contract	16.3%	14.3%
Third largest contract	13.8%	10.2%
Fourth largest contract	10.7%	n/a
Total for contracts contributing greater than 10% each	88.8%	68.3%
Total for contracts contributing less than 10% each	11.2%	31.7%
	100.0%	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three months ended March 31, 2016 and 2015:

	2016		2015
	($ in thousands)
Property	$(175)	(0.1)%	$21,456	10.1%
Casualty	11,377	5.8%	9,853	4.6%
Specialty	185,954	94.3%	182,074	85.3%
Total property and casualty reinsurance	197,156	100.0%	213,383	100.0%
Catastrophe risk management	—	—%	(49)	—%
	$197,156	100.0%	$213,334	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three months ended March 31, 2016 and 2015:

	2016		2015
	($ in thousands)
Prospective	$197,156	100.0%	$196,824	92.3%
Retroactive (1)	—	—%	16,510	7.7%
	$197,156	100.0%	$213,334	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three months ended March 31, 2016 and 2015:

	2016		2015
	($ in thousands)
Largest broker	$128,171	65.0%	$127,237	59.7%
Second largest broker	31,665	16.1%	44,848	21.0%
Third largest broker	21,746	11.0%	n/a	n/a
Other	15,574	7.9%	41,249	19.3%
	$197,156	100.0%	$213,334	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three months ended March 31, 2016 and 2015:

	2016		2015
	($ in thousands)
United States	$43,291	22.0%	$19,693	9.2%
Bermuda	—	—%	29,881	14.0%
United Kingdom	153,865	78.0%	163,760	76.8%
	$197,156	100.0%	$213,334	100.0%
23. Subsequent events
On May 4, 2016, the Company’s Board of Directors authorized a new common share repurchase program for up to an aggregate of $100.0 million of the Company’s outstanding common shares. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may commence such repurchases immediately, subject to compliance with applicable securities laws. The Company expects to finance any repurchases from a combination of cash on hand and cash provided by operating activities. The timing, amount and method of any repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
24. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015 and the condensed consolidating statements of income (loss) and cash flows for the three months ended March 31, 2016 and 2015 for Third Point Reinsurance Ltd., TPRUSA and the non-guarantor subsidiaries of Third Point Reinsurance Ltd.   Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,483,076	$—	$1,483,076
Debt securities	—	—	1,185,102	—	1,185,102
Other investments	—	—	49,965	—	49,965
Total investments in securities	—	—	2,718,143	—	2,718,143
Cash and cash equivalents	39	3	7,616	—	7,658
Restricted cash and cash equivalents	—	—	316,923	—	316,923
Investment in subsidiaries	1,334,832	262,071	165,002	(1,761,905)	—
Due from brokers	—	—	424,205	—	424,205
Derivative assets, at fair value	—	—	26,877	—	26,877
Interest and dividends receivable	—	—	14,092	—	14,092
Reinsurance balances receivable	—	—	326,066	—	326,066
Deferred acquisition costs, net	—	—	216,689	—	216,689
Unearned premiums ceded	—	—	94	—	94
Loss and loss adjustment expenses recoverable	—	—	1	—	1
Amounts due from (to) affiliates	(1,260)	(4,255)	5,515	—	—
Other assets	422	3,331	12,746	—	16,499
Total assets	$1,334,033	$261,150	$4,233,969	$(1,761,905)	$4,067,247
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$2,786	$40	$6,813	$—	$9,639
Reinsurance balances payable	—	—	30,733	—	30,733
Deposit liabilities	—	—	86,594	—	86,594
Unearned premium reserves	—	—	591,970	—	591,970
Loss and loss adjustment expense reserves	—	—	489,907	—	489,907
Securities sold, not yet purchased, at fair value	—	—	235,919	—	235,919
Securities sold under an agreement to repurchase	—	—	170,305	—	170,305
Due to brokers	—	—	960,703	—	960,703
Derivative liabilities, at fair value	—	—	28,524	—	28,524
Interest and dividends payable	—	1,034	1,363	—	2,397
Senior notes payable, net of deferred costs	—	113,421	—	—	113,421
Total liabilities	2,786	114,495	2,602,831	—	2,720,112
Shareholders’ equity
Common shares	10,621	—	1,250	(1,250)	10,621
Additional paid-in capital	1,083,168	165,058	1,522,684	(1,687,742)	1,083,168
Retained earnings (deficit)	237,458	(18,403)	91,316	(72,913)	237,458
Shareholders’ equity attributable to shareholders	1,331,247	146,655	1,615,250	(1,761,905)	1,331,247
Non-controlling interests	—	—	15,888	—	15,888
Total shareholders’ equity	1,331,247	146,655	1,631,138	(1,761,905)	1,347,135
Total liabilities and shareholders’ equity	$1,334,033	$261,150	$4,233,969	$(1,761,905)	$4,067,247

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,231,077	$—	$1,231,077
Debt securities	—	—	1,034,247	—	1,034,247
Other investments	—	—	51,920	—	51,920
Total investments in securities	—	—	2,317,244	—	2,317,244
Cash and cash equivalents	308	5	20,094	—	20,407
Restricted cash and cash equivalents	—	—	330,915	—	330,915
Investment in subsidiaries	1,382,336	261,083	159,593	(1,803,012)	—
Due from brokers	—	—	326,971	—	326,971
Derivative assets, at fair value	—	—	35,337	—	35,337
Interest and dividends receivable	—	—	10,687	—	10,687
Reinsurance balances receivable	—	—	294,313	—	294,313
Deferred acquisition costs, net	—	—	197,093	—	197,093
Unearned premiums ceded	—	—	187	—	187
Loss and loss adjustment expenses recoverable	—	—	125	—	125
Amounts due from (to) affiliates	(346)	(230)	576	—	—
Other assets	564	2,613	8,652	—	11,829
Total assets	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$3,136	$40	$8,790	$—	$11,966
Reinsurance balances payable	—	—	24,119	—	24,119
Deposit liabilities	—	—	83,955	—	83,955
Unearned premium reserves	—	—	531,710	—	531,710
Loss and loss adjustment expense reserves	—	—	466,047	—	466,047
Securities sold, not yet purchased, at fair value	—	—	314,353	—	314,353
Securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Due to brokers	—	—	574,962	—	574,962
Derivative liabilities, at fair value	—	—	15,392	—	15,392
Interest and dividends payable	—	3,055	1,345	—	4,400
Senior notes payable, net of deferred costs	—	113,377	—	—	113,377
Total liabilities	3,136	116,472	2,029,617	—	2,149,225
Shareholders’ equity
Common shares	10,548	—	1,250	(1,250)	10,548
Additional paid-in capital	1,080,591	159,618	1,509,594	(1,669,212)	1,080,591
Retained earnings (deficit)	288,587	(12,619)	145,169	(132,550)	288,587
Shareholders’ equity attributable to shareholders	1,379,726	146,999	1,656,013	(1,803,012)	1,379,726
Non-controlling interests	—	—	16,157	—	16,157
Total shareholders’ equity	1,379,726	146,999	1,672,170	(1,803,012)	1,395,883
Total liabilities and shareholders’ equity	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Three months ended March 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$197,156	$—	$197,156
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	197,156	—	197,156
Change in net unearned premium reserves	—	—	(60,354)	—	(60,354)
Net premiums earned	—	—	136,802	—	136,802
Net investment income (loss)	—	—	(40,110)	—	(40,110)
Equity in losses of subsidiaries	(50,154)	(4,452)	(31)	54,637	—
Total revenues	(50,154)	(4,452)	96,661	54,637	96,692
Expenses
Loss and loss adjustment expenses incurred, net	—	—	84,676	—	84,676
Acquisition costs, net	—	—	51,687	—	51,687
General and administrative expenses	975	2	10,311	—	11,288
Other expenses	—	—	2,706	—	2,706
Interest expense	—	2,048	—	—	2,048
Foreign exchange gains	—	—	(2,386)	—	(2,386)
Total expenses	975	2,050	146,994	—	150,019
Loss before income tax benefit	(51,129)	(6,502)	(50,333)	54,637	(53,327)
Income tax benefit	—	718	1,211	—	1,929
Loss including non-controlling interests	(51,129)	(5,784)	(49,122)	54,637	(51,398)
Loss attributable to non-controlling interests	—	—	269	—	269
Net loss	$(51,129)	$(5,784)	$(48,853)	$54,637	$(51,129)

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Three months ended March 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$213,334	$—	$213,334
Gross premiums ceded	—	—	(52)	—	(52)
Net premiums written	—	—	213,282	—	213,282
Change in net unearned premium reserves	—	—	(74,207)	—	(74,207)
Net premiums earned	—	—	139,075	—	139,075
Net investment income	—	—	64,918	—	64,918
Equity in earnings of subsidiaries	51,722	2,443	(25)	(54,140)	—
Total revenues	51,722	2,443	203,968	(54,140)	203,993
Expenses
Loss and loss adjustment expenses incurred, net	—	—	81,746	—	81,746
Acquisition costs, net	—	—	54,657	—	54,657
General and administrative expenses	1,252	85	10,371	—	11,708
Other expenses	—	—	2,701	—	2,701
Interest expense	—	1,036	—	—	1,036
Foreign exchange gains	—	—	(193)	—	(193)
Total expenses	1,252	1,121	149,282	—	151,655
Income before income tax expense	50,470	1,322	54,686	(54,140)	52,338
Income tax expense	—	(475)	(830)	—	(1,305)
Income including non-controlling interests	50,470	847	53,856	(54,140)	51,033
Income attributable to non-controlling interests	—	—	(563)	—	(563)
Net income	$50,470	$847	$53,293	$(54,140)	$50,470

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Loss including non-controlling interests	$(51,129)	$(5,784)	$(49,122)	$54,637	$(51,398)
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities
Equity in losses of subsidiaries	50,154	4,452	31	(54,637)	—
Share compensation expense	—	—	2,651	—	2,651
Interest expense on deposit liabilities	—	—	471	—	471
Net unrealized loss on investments and derivatives	—	—	55,627	—	55,627
Net realized gain on investments and derivatives	—	—	(24,510)	—	(24,510)
Foreign exchange gains included in net income	—	—	(2,386)	—	(2,386)
Amortization of premium and accretion of discount, net	—	44	2,498	—	2,542
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(31,603)	—	(31,603)
Deferred acquisition costs, net	—	—	(19,596)	—	(19,596)
Unearned premiums ceded	—	—	93	—	93
Loss and loss adjustment expenses recoverable	—	—	124	—	124
Other assets	142	(718)	(4,094)	—	(4,670)
Interest and dividends receivable, net	—	(2,021)	(3,387)	—	(5,408)
Unearned premium reserves	—	—	60,260	—	60,260
Loss and loss adjustment expense reserves	—	—	26,136	—	26,136
Accounts payable and accrued expenses	(350)	—	(2,047)	—	(2,397)
Reinsurance balances payable	—	—	6,892	—	6,892
Amounts due from (to) affiliates	914	4,025	(4,939)	—	—
Net cash (used in) provided by operating activities	(269)	(2)	13,099	—	12,828
Investing activities
Purchases of investments	—	—	(1,189,432)	—	(1,189,432)
Proceeds from sales of investments	—	—	771,687	—	771,687
Purchases of investments to cover short sales	—	—	(459,901)	—	(459,901)
Proceeds from short sales of investments	—	—	386,054	—	386,054
Change in due to/from brokers, net	—	—	288,507	—	288,507
Increase in securities sold under an agreement to repurchase	—	—	161,361	—	161,361
Change in restricted cash and cash equivalents	—	—	13,992	—	13,992
Contributed capital to subsidiaries	(5,000)	(5,000)	—	10,000	—
Contributed capital from parent and/or subsidiaries	—	5,000	5,000	(10,000)	—
Net cash (used in) provided by investing activities	(5,000)	—	(22,732)	—	(27,732)
Financing activities
Increase in deposit liabilities	—	—	2,155	—	2,155
Dividend received by (paid to) parent	5,000	—	(5,000)	—	—
Net cash provided by (used in) financing activities	5,000	—	(2,845)	—	2,155
Net increase (decrease) in cash and cash equivalents	(269)	(2)	(12,478)	—	(12,749)
Cash and cash equivalents at beginning of period	308	5	20,094	—	20,407
Cash and cash equivalents at end of period	$39	$3	$7,616	$—	$7,658

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$50,470	$847	$53,856	$(54,140)	$51,033
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(51,722)	(2,443)	25	54,140	—
Share compensation expense	—	—	3,083	—	3,083
Interest expense on deposit liabilities	—	—	631	—	631
Net unrealized loss on investments and derivatives	—	—	(36,340)	—	(36,340)
Net realized gain on investments and derivatives	—	—	(53,283)	—	(53,283)
Foreign exchange gains included in net income	—	—	(193)	—	(193)
Amortization of premium and accretion of discount, net	—	21	1,652	—	1,673
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	53,170	—	53,170
Deferred acquisition costs, net	—	—	(8,195)	—	(8,195)
Loss and loss adjustment expenses recoverable	—	—	406	—	406
Other assets	242	666	(4,253)	—	(3,345)
Interest and dividends receivable, net	—	1,015	(3,395)	—	(2,380)
Unearned premium reserves	—	—	74,205	—	74,205
Loss and loss adjustment expense reserves	—	—	(2,907)	—	(2,907)
Accounts payable and accrued expenses	122	7	(2,153)	—	(2,024)
Reinsurance balances payable	—	—	26,638	—	26,638
Performance fees payable to related party	—	—	15,844	—	15,844
Amounts due from (to) affiliates	486	(1,048)	562	—	—
Net cash provided by (used in) operating activities	(402)	(935)	119,353	—	118,016
Investing activities
Purchases of investments	—	—	(875,871)	—	(875,871)
Proceeds from sales of investments	—	—	747,492	—	747,492
Purchases of investments to cover short sales	—	—	(116,867)	—	(116,867)
Proceeds from short sales of investments	—	—	150,942	—	150,942
Change in due to/from brokers, net	—	—	(17,603)	—	(17,603)
Decrease in securities purchased under an agreement to sell	—	—	12,222	—	12,222
Increase in securities sold under an agreement to repurchase	—	—	61,939	—	61,939
Change in restricted cash and cash equivalents	—	—	(166,167)	—	(166,167)
Contributed capital (to) from subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent	—	158,000	267,000	(425,000)	—
Net cash provided by (used in) investing activities	(158,000)	(108,975)	63,062	—	(203,913)
Financing activities
Proceeds from issuance of common shares, net of costs	1,115	—	—	—	1,115
Proceeds from issuance of senior notes payable	—	114,025	—	—	114,025
Increase in deposit liabilities	—	—	478	—	478
Non-controlling interest in investment affiliate, net	—	—	(24,999)	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	—	(21,400)	—	(21,400)
Non-controlling interest in Catastrophe Manager	—	—	292	—	292
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	159,115	114,025	(203,629)	—	69,511
Net increase (decrease) in cash and cash equivalents	713	4,115	(21,214)	—	(16,386)
Cash and cash equivalents at beginning of period	140	—	28,594	—	28,734
Cash and cash equivalents at end of period	$853	$4,115	$7,380	$—	$12,348

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and ”Special Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward looking statements.
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
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. We also have a corporate function that includes our investment income on capital, certain general and administrative expenses related to corporate activities, interest expense and income tax expense. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer. As a result, there is no further activity in the Catastrophe Risk Management segment.

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
The table below shows the key performance indicators for our consolidated business for the three months ended March 31, 2016 and 2015:

	2016	2015
Key underwriting metrics for Property and Casualty Reinsurance segment:	(In thousands, except for per share data and ratios)
Net underwriting loss (1)	$(6,623)	$(3,859)
Combined ratio (1)	104.9%	102.8%
Key investment return metrics:
Net investment income (loss)	$(40,110)	$64,918
Net investment return on investments managed by Third Point LLC	(2.0)%	3.0%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$12.76	$13.23
Diluted book value per share (2) (3)	$12.37	$12.85
Increase (decrease) in diluted book value per share (2)	(3.7)%	3.1%
Return on beginning shareholders’ equity (2)	(3.7)%	3.5%

(1)	See Note 22 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)	Book value per share, diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. See reconciliations below.

(3)	Prior year comparative represents amounts as of December 31, 2015.
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
Net investment income (loss) for the three months ended March 31, 2016 and 2015 was comprised of the following:

	2016	2015
	($ in thousands)
Net investment income (loss) on float	$(8,261)	$18,575
Net investment income (loss) on capital	(32,096)	46,274
Net investment income (loss) on investments managed by Third Point LLC	(40,357)	64,849
Investment income on cash held by the Catastrophe Reinsurer and Catastrophe Fund	—	15
Net gain on catastrophe bond held by Catastrophe Reinsurer	—	10
Net gain on investment in Kiskadee Fund	247	44
Net investment income (loss)	$(40,110)	$64,918
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
For the three months ended March 31, 2016, book value per share decreased by $0.47 per share, or 3.6%, to $12.76 per share from $13.23 per share as of December 31, 2015.

For the three months ended March 31, 2016, diluted book value per share decreased by $0.48 per share, or 3.7%, to $12.37 per share from $12.85 per share as of December 31, 2015.
The decrease in basic and diluted book value per share for the three months ended March 31, 2016 was primarily due to the net loss generated in the period.
The following table sets forth the computation of basic and diluted book value per share as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Basic and diluted book value per share numerator:	(In thousands, except share and per share amounts)
Total shareholders’ equity	$1,347,135	$1,395,883
Less: non-controlling interests	(15,888)	(16,157)
Shareholders’ equity attributable to shareholders	1,331,247	1,379,726
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	57,272	58,070
Diluted book value per share numerator:	$1,435,031	$1,484,308
Basic and diluted book value per share denominator:
Issued and outstanding shares	104,336,577	104,256,745
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	5,708,559	5,788,391
Effect of dilutive restricted shares issued to directors and employees (1)	1,273,248	837,277
Diluted book value per share denominator:	115,969,547	115,533,576

Basic book value per share	$12.76	$13.23
Diluted book value per share	$12.37	$12.85

(1)
As of March 31, 2016, the effect of dilutive restricted shares issued to directors and employees was comprised of 301,043 of restricted shares with a service condition only and 972,205 of restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income (loss) by the beginning shareholders’ equity attributable to shareholders. We believe this metric is used by investors to supplement measures of our profitability.
Return on beginning shareholders’ equity for the three months ended March 31, 2016 and 2015 was calculated as follows:

	2016	2015
	($ in thousands)
Net income (loss)	$(51,129)	$50,470
Shareholders’ equity attributable to shareholders - beginning of period	$1,379,726	$1,451,913
Return on beginning shareholders’ equity	(3.7)%	3.5%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.

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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders, and performance fees we pay to TP GP. A 2% management fee calculated on assets under management is paid monthly to Third Point LLC and certain of our Founders, and a performance fee equal to 20% of the net investment income is paid annually to TP GP. See Note 9 to our condensed consolidated financial statements for additional information on our Founders and management, performance and founders fees. We include these expenses in net investment income (loss) in our condensed consolidated statements of income (loss). The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements.
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
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2, “Significant accounting policies”, included in our 2015 Form 10-K.
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
There have been no material changes in our critical accounting estimates for the three months ended March 31, 2016. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2015 Form 10-K.
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
While management believes pricing remains adequate for certain types of business on which we focus, there is significant underwriting capacity currently available. Market conditions remain challenging, having deteriorated during the period, and we believe they could deteriorate further in the near term. The property catastrophe reinsurance segment faces pricing pressure due to an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and the absence of significant catastrophe events during 2013, 2014, 2015 and the first quarter of 2016. We believe that traditional reinsurers are more aggressively pursuing our targeted lines of business in response to deteriorating property catastrophe market conditions.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions or an acute need for reinsurance capital as a result of a client’s growth or historically poor performance. Most of our senior management team have spent decades within the reinsurance market and have strong relationships with intermediaries and reinsurance buyers from which we are receiving a strong flow of submissions in the lines and types of reinsurance we target.  Although we are typically presented by brokers with proposed structures on syndicated deals, we often seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These solutions may take the form of aggregate stop loss covers, loss portfolio transfers or other forms of reserve covers where clients seek capital relief and enhanced investment returns on the assets that back their loss and unearned premium reserves. We continue to see strong submission flow in this space.
After four years of significant premium growth and float generation, we believe we have reached a level that supports our fixed expense base and appropriately utilizes our capital. Given the continued deterioration in market conditions and our focus on improving our underwriting results, we expect to remain selective in our underwriting, which may slow the rate of growth in gross written premium.
In recent months, there has been significant merger and acquisition activity in the insurance and reinsurance markets that we believe will have a modest, net negative impact on us. The primary negative impact from consolidation is the merging of primary insurance and reinsurance companies, which reduces the number of potential reinsurance buyers and increases their size, allowing them to retain proportionally more insurance risk. We believe the negative impact will be partially offset by the benefits to us of recent consolidation among reinsurance companies, which has reduced the number of our competitors in a market where reinsurance buyers and brokers generally prefer to syndicate their placement and want counterparty choices.  Another benefit of the recent merger and acquisition activity is that we are now one of only a few reinsurance companies that are not affiliated with a primary insurance company.  We are seeing some business from reinsurance buyers that we believe do not want to be reinsured by their competitors.
In February 2015, we began reinsurance operations in the United States through Third Point Re USA, a Bermuda company licensed as a Class 4 insurer and a wholly owned operating subsidiary of TPRUSA. Third Point Re USA’s U.S. presence is a strategic component of our overall growth strategy. As a result of Third Point Re USA’s U.S. presence, we have expanded our marketing activities and have broadened our profile in the U.S. marketplace.  In addition to developing new opportunities, we are strengthening our relationships with existing cedents and brokers. We also intend to continue developing a firsthand understanding of cedent underwriting and claims capabilities that will benefit our underwriting decisions.
Consolidated Results of Operations—Three months ended March 31, 2016 and 2015:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2016 and 2015:

	2016	2015	Increase (decrease)
	($ in thousands)
Net underwriting loss (1)	$(6,623)	$(3,859)	$(2,764)
Net investment income (loss)	(40,110)	64,918	(105,028)
Net investment return on investments managed by Third Point LLC	(2.0)%	3.0%	(5.0)%
General and administrative expenses (2)	(4,226)	(4,908)	(682)
Interest expense	(2,048)	(1,036)	1,012
Foreign exchange gains	2,386	193	2,193
Income tax (expense) benefit	1,929	(1,305)	(3,234)
Net income (loss)	$(51,129)	$50,470	$(101,599)

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.
The primary driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income (loss). The net investment loss for the three months ended March 31, 2016 was a result of lower investment returns, primarily driven by unrealized losses in our long equity portfolio.
The other key changes in net income (loss) for the three months ended March 31, 2016 compared to the prior year period were primarily due to the following:

•	The increase in net underwriting loss and related combined ratio primarily reflects changes in business mix and deterioration in market conditions.

•
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for the current year period includes a full quarter of interest expense.

•
The increase in foreign exchange gains was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British Pounds where the United States Dollar strengthened in the the current year period.

•
As a result of the pre-tax loss generated by our U.S. subsidiaries for the three months ended March 31, 2016, we recorded an income tax benefit compared to a tax expense for the three months ended March 31, 2015 as a result of the pre-tax income in that period.

Segment Results—Three months ended March 31, 2016 and 2015.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the period presented, our business comprises one operating segment, Property and Casualty Reinsurance. We have also identified a corporate function that includes investment results, certain general and administrative expenses related to corporate activities, interest expense and income tax expense.

Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period change for the Property and Casualty Reinsurance segment for the three months ended March 31, 2016 and 2015:

	2016	2015	Increase (decrease)
	($ in thousands)
Gross premiums written	$197,156	$213,383	$(16,227)
Net premiums earned	136,802	139,117	(2,315)
Loss and loss adjustment expenses incurred, net	84,676	81,746	2,930
Acquisition costs, net	51,687	54,663	(2,976)
General and administrative expenses	7,062	6,567	495
Net underwriting loss	(6,623)	(3,859)	(2,764)
Net investment income (loss) on float	(8,261)	18,575	(26,836)
Other expenses	(2,706)	(2,701)	5
Segment loss	$(17,590)	$12,015	$(29,605)
Underwriting ratios (1):
Loss ratio	61.9%	58.8%	3.1%
Acquisition cost ratio	37.8%	39.3%	(1.5)%
Composite ratio	99.7%	98.1%	1.6%
General and administrative expense ratio	5.2%	4.7%	0.5%
Combined ratio	104.9%	102.8%	2.1%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts so individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that do not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation provisions or can be canceled or terminated upon agreement from both parties; and

•	Our reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.
As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned, period to period comparisons may not be meaningful.

The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three months ended March 31, 2016 and 2015:

	2016		2015
	($ in thousands)
Property	$(175)	(0.1)%	$21,456	10.1%
Casualty	11,377	5.8%	9,853	4.6%
Specialty	185,954	94.3%	182,074	85.3%
	$197,156	100.0%	$213,383	100.0%
The decrease in gross premiums written of $16.2 million, or 7.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was driven by:
Factors resulting in decreases:

•
We recognized $30.0 million of premium in the three months ended March 31, 2015 that did not renew in the three months ended March 31, 2016, consisting of $21.5 million for contracts that we made a decision not to renew in 2016 due to changes in pricing and/or terms and conditions and $8.5 million for one contract that was not subject to renewal in 2016.

•
We recorded increases in premium estimates relating to prior periods of $1.3 million and $26.4 million for the three months ended March 31, 2016 and 2015, respectively. The changes in premium estimates for the three months ended March 31, 2016 and 2015 were due to several contracts where clients reported writing more business than initially expected.

•
We recognized $8.3 million of premiums in the three months ended March 31, 2015 that did not have comparable premiums in the current year period primarily due to one contract that was commuted and one contract that was canceled and re-written in the prior year period.

Factors resulting in increases:

•	We wrote $36.4 million of new business for the three months ended March 31, 2016, all of which was specialty business.

•
We recognized $13.1 million of premiums in the three months ended March 31, 2016 that did not have comparable premiums in the prior year period primarily due to one contract that was written on a multi-year basis in a prior period.

Net Premiums Earned
The decrease in net premiums earned in the three months ended March 31, 2016 compared to three months ended March 31, 2015 is primarily due to $16.5 million of net premiums earned related to retroactive exposures in reinsurance contracts for the three months ended March 31, 2015 compared to $nil for the three months ended March 31, 2016, partially offset by a larger in-force underwriting portfolio.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business.
Our net loss and loss adjustment expenses and acquisition costs and related ratios were impacted by changes in mix of business, deterioration in market conditions and prior year reserve development. The following is a summary of reserve development for the three months ended March 31, 2016 and 2015:
For the three months ended March 31, 2016, we incurred $0.1 million, or 0.1 percentage points, of net favorable prior years’ reserve development.

The net $0.1 million of favorable prior years’ reserve development for the three months ended March 31, 2016 was accompanied by net decreases of $0.1 million in acquisition costs, resulting in a net decrease of $0.2 million in net underwriting loss, or 0.2 percentage points.
For the three months ended March 31, 2015, we incurred $6.1 million, or 4.4 percentage points, of net favorable prior years’ reserve development.
The $6.1 million of favorable reserve development was offset by increases of $7.1 million in acquisition costs primarily as a result of changes in the estimated split of the composite ratio between loss and loss adjustment expenses incurred and acquisition costs for certain contracts that have sliding scale commissions and profit commissions that vary inversely with loss experience. The net impact as a result of changes in prior years’ reserves was an increase in net underwriting loss of $1.0 million for the three months ended March 31, 2015.
Acquisition costs
Acquisition costs include commission, brokerage and excise taxes. Acquisition costs are presented net of commissions on reinsurance ceded. The reinsurance contracts we write have a wide range of acquisition cost ratios. As a result, our acquisition cost ratio can vary significantly from period to period depending on the mix of business. For example, our property quota share contracts have a higher initial acquisition cost ratio compared to other casualty and specialty lines of business due to inuring catastrophe reinsurance, which increases the acquisition cost ratio on those contracts. Our property quota share contracts are typically structured to limit the amount of property catastrophe exposure we assume. As a result, inuring catastrophe reinsurance for the property catastrophe exposure reduces the amount of premium we assume relative to the acquisition costs or is an additional component of the acquisition costs. Furthermore, a number of our contracts have a sliding scale commission or profit commission feature that will vary depending on the expected loss expense for the contract. As a result, changes in estimates of loss and loss adjustment expenses on a contract can result in changes in the sliding scale commissions or profit commissions and a contract’s overall acquisition cost ratio.

The acquisition costs for the three months ended March 31, 2015 were higher due to favorable loss and loss adjustments expense development, which resulted in increases in acquisition costs in that period.  Loss and loss adjustments development did not have a significant impact on the acquisition costs for the three months ended March 31, 2016.
In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios.
Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The decrease in net investment income (loss) on float for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to lower investment returns compared to the prior year period. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the periods presented.
General and Administrative Expenses
The increase in general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to increased headcount and related employee costs and increased credit facility fees due to higher usage of our letter of credit facilities partially offset by lower stock compensation expense.

Corporate Function
The following table sets forth net income (loss) and the period over period change for the Corporate Function for the three months ended March 31, 2016 and 2015:

	2016	2015	Increase (decrease)
	($ in thousands)
Net investment income (loss) on capital	$(31,849)	$46,318	$(78,167)
General and administrative expenses	(4,226)	(4,908)	(682)
Interest expense	(2,048)	(1,036)	1,012
Foreign exchange gains	2,386	193	2,193
Income tax (expense) benefit	1,929	(1,305)	(3,234)
Segment (income) loss attributable to non-controlling interests	269	(643)	912
Segment income (loss)	$(33,539)	$38,619	$(72,158)
Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three months ended March 31, 2016 and 2015:

	2016	2015
Long/short equities	(1.1)%	1.0%
Asset-backed securities	(0.8)%	1.8%
Corporate and sovereign credit	0.8%	0.3%
Macro and other	(0.9)%	(0.1)%
	(2.0)%	3.0%

S&P 500 Total Return Index	1.3%	1.0%
The net investment results for the three months ended March 31, 2016 were attributable to losses in our long equity and structured credit portfolios, which were partially offset by strong performance in performing credit and sovereign credit.  Outperformance from several core portfolio positions within our long equity portfolio were more than offset by negative returns in two significant equity investments in the healthcare sector.   Our investment manager, Third Point LLC, increased exposure to the performing credit portfolio during the quarter and the portfolio yielded positive returns for long investments in certain subsectors including energy and financials. Our position in Argentinian sovereign credit has continued to add to returns.  Liquidity was challenged in the structured credit market during January and February resulting in a negative return for the quarter.  We started the year with the lowest net portfolio exposure managed since our inception.  During the quarter, Third Point LLC modestly increased exposure in the equity portfolio by opportunistically adding long investments and covering select short investments.  Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a list of risks and factors that could adversely impact our investments results.
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
General and Administrative Expenses
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The decrease for the three months ended March 31, 2016 compared to the prior year period was primarily due to lower legal and other professional advisor expenses and lower payroll and stock compensation expenses.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense of $2.0 million for the three months ended March 31, 2016, respectively, compared to $1.0 million the three months ended March 31, 2015.
Foreign exchange gains
The increase in foreign exchange gains in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British Pounds where the United States Dollar strengthened in the current year period.
Income Taxes
See Note 14 to our consolidated financial statements for additional information regarding income taxes. The decrease in tax expense in three months ended March 31, 2016 compared to the three months ended March 31, 2015 is a result of the pre-tax loss generated by our U.S. subsidiaries in the current year period.
Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to our investment guidelines as specified in our two investment management agreements with Third Point LLC, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than 30 days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy our liquidity requirements.
As of March 31, 2016, $1,438.9 million, or 52.9% of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
As of March 31, 2016, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $243.9 million (December 31, 2015 - $261.1 million). Third Point Re USA is also restricted by the amount of capital and surplus that is available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement it has entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), Third Point Re must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million. Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $12.1 million as of March 31, 2016 (December 31, 2015 - $11.1 million).
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

Operating, investing and financing cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	($ in thousands)
Net cash provided by operating activities	$12,828	$118,016
Net cash used in investing activities	(27,732)	(203,913)
Net cash provided by financing activities	2,155	69,511
Net decrease in cash and cash equivalents	(12,749)	(16,386)
Cash and cash equivalents at beginning of period	20,407	28,734
Cash and cash equivalents at end of period	$7,658	$12,348
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The decrease in cash flows from operating activities in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to lower float generated from our reinsurance operations and unrealized losses as a result of negative investment returns in the three months ended March 31, 2016 compared to three months ended March 31, 2015. Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.
For the three months ended March 31, 2016 and 2015, we contributed $38.2 million and $161.6 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Cash flows used in investment activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the three months ended March 31, 2016 and March 31, 2015 primarily reflects the investment of float generated from our reinsurance operations. Cash flows used in investing activities for the three months ended March 31, 2015 also reflects the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA.
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
The cash flows from financing activities for the three months ended March 31, 2016 consisted of contributions received on deposit liability contracts. The cash flows from financing activities for the three months ended March 31, 2015 consisted primarily of the proceeds from issuance of the Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund.
For the period from inception until March 31, 2016, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015 and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $91.9 million , or 14.8%, to $714.9 million as of March 31, 2016 from $623.0 million as of December 31, 2015. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral partially offset by lower letter of credit usage. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our consolidated financial statements for additional information regarding our letter of credit facilities.
As of March 31, 2016, $263.7 million (December 31, 2015 - $270.4 million) of letters of credit, representing 52.7% of the total available facilities, had been issued (December 31, 2015 - 49.2% (based on total available facilities of $550.0 million)).
Under the facilities, we provide collateral that may consist of equity securities, repurchase agreements, restricted cash, and cash and cash equivalents. As of March 31, 2016, total cash and cash equivalents with a fair value of $263.7 million (December 31, 2015 - $270.8 million) was pledged as security against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 6 to our consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.These amounts are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of March 31, 2016.
Financial Condition
Shareholders’ equity
As of March 31, 2016, total shareholders’ equity was $1,347.1 million, compared to $1,395.9 million as of December 31, 2015. The decrease was primarily due to a net loss of $51.1 million, partially offset by share compensation expense totaling $2.7 million in the current year period.

Investments
As of March 31, 2016, total cash and net investments managed by Third Point LLC was $2,059.7 million, compared to $2,062.8 million as of December 31, 2015. The decrease was primarily due to net investment losses on investments managed by Third Point LLC of $40.4 million, partially offset by float of $38.2 million generated by our reinsurance operations.
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
As of March 31, 2016, we had an unfunded capital commitment of $3.5 million related to our investment in the Hellenic Fund (see Note 17 to our condensed consolidated financial statements for additional information).
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
As of March 31, 2016, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of March 31, 2016, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $109.6 million, or 5.3% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $246.9 million, or 11.8%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of March 31, 2016, loss and loss adjustment expense reserves included $93.0 million (December 31, 2015 - $98.2 million) in foreign currencies.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2016, our total net short exposure to foreign denominated securities represented 6.3% (December 31, 2015 - 6.3%) of our investment portfolio including cash and cash equivalents, of $131.7 million (December 31, 2015 - $130.8 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of March 31, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Saudi Arabian Riyal	$10,790	0.52%	$(10,790)	(0.52)%
Euro	462	0.02%	(462)	(0.02)%
Japanese Yen	191	0.01%	(191)	(0.01)%
British Pound	(1,626)	(0.08)%	1,626	0.08%
Other	524	0.03%	(524)	(0.03)%
Total	$10,341	0.50%	$(10,341)	(0.50)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(24,555)	(1.2)%	$26,528	1.3%
Asset Backed Securities(1)	(11,817)	(0.6)%	12,894	0.6%
Net exposure to interest rate risk	$(36,372)	(1.8)%	$39,422	1.9%

(1)
Includes instruments for which durations are available on March 31, 2016. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, ABS, and interest rate options was determined based on the interest rates and credit spreads applicable to each instrument individually. We and our investment manager periodically monitor our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.
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
As of March 31, 2016, our investment portfolio had commodity exposure of 1.1% of net investments managed by Third Point LLC.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
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
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance. We have written $141.8 million of credit and financial lines premium since inception, which consists primarily of exposure to mortgage insurance credit risks.

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
As of March 31, 2016 and December 31, 2015, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	March 31, 2016		December 31, 2015
	($ in thousands)
Re-REMIC (1)	$136,921	31.8%	$195,889	39.6%
Subprime RMBS	174,238	40.5%	174,777	35.3%
Collateralized debt obligations	48,896	11.4%	50,455	10.2%
Other (2)	69,850	16.3%	73,602	14.9%
	$429,905	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of March 31, 2016, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 16.0% (December 31, 2015 - 19.2%) of total cash and investments as of March 31, 2016. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of March 31, 2016, we had $1,438.9 million (December 31, 2015 - $1,182.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2016 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
There are currently no material legal proceedings to which we or our subsidiaries are a party.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
a)    Not applicable
b)     Not applicable
c)    Not applicable
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
The Shareholder Package was mailed to shareholders on March 28, 2016, which is an update to the date previously indicated in the proxy.  As a result, in order to submit shareholder proposals for the 2017 annual general meeting of shareholders for inclusion in the Company’s proxy statement pursuant to SEC Rule 14a-8, materials must be received by the Secretary at the Company’s principal office at Point House, 3 Waterloo Lane, Pembroke HM 08, Bermuda, no later than November 28, 2016.

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
Date: May 6, 2016
/s/ John R. Berger
John R. Berger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)