Form 10-Q
period 2016-06-30
Third Point Reinsurance Ltd.
filed 2016-08-05
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of August 3, 2016, there were 106,285,663 common shares of the registrant’s common shares issued and outstanding, including 1,924,266 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2016 and December 31, 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2016	December 31, 2015
Assets
Equity securities, trading, at fair value (cost - $1,412,591; 2015 - $1,156,369)	$1,458,015	$1,231,077
Debt securities, trading, at fair value (cost - $1,220,744; 2015 - $1,049,652)	1,250,883	1,034,247
Other investments, at fair value	64,320	51,920
Total investments in securities	2,773,218	2,317,244
Cash and cash equivalents	7,038	20,407
Restricted cash and cash equivalents	280,069	330,915
Due from brokers	337,264	326,971
Derivative assets, at fair value	26,122	35,337
Interest and dividends receivable	7,492	10,687
Reinsurance balances receivable	429,358	294,313
Deferred acquisition costs, net	221,651	197,093
Other assets	14,159	12,141
Total assets	$4,096,371	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$9,878	$11,966
Reinsurance balances payable	45,747	24,119
Deposit liabilities	88,817	83,955
Unearned premium reserves	655,397	531,710
Loss and loss adjustment expense reserves	536,955	466,047
Securities sold, not yet purchased, at fair value	262,748	314,353
Securities sold under an agreement to repurchase	168,356	8,944
Due to brokers	794,141	574,962
Derivative liabilities, at fair value	16,401	15,392
Performance fee payable to related party	2,954	—
Interest and dividends payable	4,517	4,400
Senior notes payable, net of deferred costs	113,465	113,377
Total liabilities	2,699,376	2,149,225
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 106,285,663 (2015 - 105,479,341))	10,629	10,548
Treasury shares (644,768 shares (2015 - nil shares))	(7,389)	—
Additional paid-in capital	1,086,258	1,080,591
Retained earnings	290,834	288,587
Shareholders’ equity attributable to shareholders	1,380,332	1,379,726
Non-controlling interests	16,663	16,157
Total shareholders’ equity	1,396,995	1,395,883
Total liabilities and shareholders’ equity	$4,096,371	$3,545,108

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and six months ended June 30, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues
Gross premiums written	$196,866	$184,342	$394,022	$397,676
Gross premiums ceded	(1,425)	(1,425)	(1,425)	(1,477)
Net premiums written	195,441	182,917	392,597	396,199
Change in net unearned premium reserves	(62,319)	(62,339)	(122,673)	(136,546)
Net premiums earned	133,122	120,578	269,924	259,653
Net investment income	86,346	38,611	46,236	103,529
Total revenues	219,468	159,189	316,160	363,182
Expenses
Loss and loss adjustment expenses incurred, net	104,131	76,053	188,807	157,799
Acquisition costs, net	48,482	47,498	100,169	102,155
General and administrative expenses	10,243	14,267	21,531	25,975
Other expenses	3,173	2,315	5,879	5,016
Interest expense	2,046	2,052	4,094	3,088
Foreign exchange (gains) losses	(8,068)	139	(10,454)	(54)
Total expenses	160,007	142,324	310,026	293,979
Income before income tax expense	59,461	16,865	6,134	69,203
Income tax expense	(5,310)	(708)	(3,381)	(2,013)
Income including non-controlling interests	54,151	16,157	2,753	67,190
Income attributable to non-controlling interests	(775)	(495)	(506)	(1,058)
Net income	$53,376	$15,662	$2,247	$66,132
Earnings per share
Basic	$0.51	$0.15	$0.02	$0.63
Diluted	$0.51	$0.15	$0.02	$0.62
Weighted average number of ordinary shares used in the determination of earnings per share
Basic	104,132,797	103,927,761	104,195,336	103,837,545
Diluted	105,233,921	106,696,874	105,228,174	106,425,347

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	2016	2015
Common shares
Balance, beginning of period	$10,548	$10,447
Issuance of common shares	81	79
Balance, end of period	10,629	10,526
Treasury shares
Balance, beginning of period	—	—
Repurchase of common shares	(7,389)	—
Balance, end of period	(7,389)	—
Additional paid-in capital
Balance, beginning of period	1,080,591	1,065,489
Issuance of common shares, net	965	2,082
Share compensation expense	4,702	5,798
Balance, end of period	1,086,258	1,073,369
Retained earnings
Balance, beginning of period	288,587	375,977
Income including non-controlling interests	2,753	67,190
Income attributable to non-controlling interests	(506)	(1,058)
Balance, end of period	290,834	442,109
Shareholders’ equity attributable to shareholders	1,380,332	1,526,004
Non-controlling interests
Balance, beginning of period	16,157	100,135
Non-controlling interest in investment affiliate, net	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	(46,886)
Non-controlling interest in Catastrophe Fund Manager	—	292
Income attributable to non-controlling interests	506	1,058
Balance, end of period	16,663	29,600
Total shareholders’ equity	$1,396,995	$1,555,604

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	2016	2015
Operating activities
Income including non-controlling interests	$2,753	$67,190
Adjustments to reconcile income including non-controlling interests to net cash provided by operating activities:
Share compensation expense	4,702	5,798
Net interest expense on deposit liabilities	1,331	1,983
Net unrealized (gain) loss on investments and derivatives	670	(48,211)
Net realized gain on investments and derivatives	(41,954)	(88,632)
Net foreign exchange gains	(10,454)	(54)
Amortization of premium and accretion of discount, net	2,013	1,276
Changes in assets and liabilities:
Reinsurance balances receivable	(133,672)	12,311
Deferred acquisition costs, net	(24,558)	(24,551)
Other assets	(2,018)	(3,007)
Interest and dividends receivable, net	3,312	75
Unearned premium reserves	123,687	137,771
Loss and loss adjustment expense reserves	79,645	35,749
Accounts payable and accrued expenses	(2,138)	2,271
Reinsurance balances payable	21,890	5,462
Performance fee payable to related party	2,954	25,059
Net cash provided by operating activities	28,163	130,490
Investing activities
Purchases of investments	(2,031,742)	(1,669,124)
Proceeds from sales of investments	1,615,954	1,405,097
Purchases of investments to cover short sales	(736,668)	(184,966)
Proceeds from short sales of investments	694,371	278,170
Change in due to/from brokers, net	208,886	163,472
Decrease in securities purchased under an agreement to sell	—	11,889
Increase in securities sold under an agreement to repurchase	159,412	10,992
Change in restricted cash and cash equivalents	50,846	(171,924)
Net cash used in investing activities	(38,941)	(156,394)
Financing activities
Proceeds from issuance of common shares, net of costs	1,046	2,161
Purchases of common shares under share repurchase program	(7,389)	—
Proceeds from issuance of senior notes payable, net of costs	—	113,224
Increase in deposit liabilities, net	3,752	178
Non-controlling interest in investment affiliate, net	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	(46,886)
Non-controlling interest in Catastrophe Fund Manager	—	292
Net cash provided by (used in) financing activities	(2,591)	43,970
Net increase (decrease) in cash and cash equivalents	(13,369)	18,066
Cash and cash equivalents at beginning of period	20,407	28,734
Cash and cash equivalents at end of period	$7,038	$46,800
Supplementary information
Interest paid in cash	$11,721	$2,091
Income taxes paid in cash	$3,911	$2,018

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
The results for the six months ended June 30, 2016 are not necessarily indicative of the results expected for the full calendar year.

2. Significant accounting policies
Other than the items noted below, there have been no material changes to the Company’s significant accounting policies as described in its 2015 Form 10-K.
Treasury shares
Common shares repurchased by the Company and not canceled are classified as treasury shares. Treasury shares are recorded at cost, which results in a reduction of shareholders’ equity in the condensed consolidated balance sheets. When shares are reissued from treasury, the Company uses the average cost method to determine the cost of the reissued shares. Gains on sales of treasury shares are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from sales of treasury shares are included therein; otherwise, losses are charged to retained earnings.
Prior year changes in the presentation of condensed consolidated financial statements
The Company had previously disclosed unearned premium ceded and loss and loss adjustment expenses recoverable as separate line items in the condensed consolidated balance sheets and changes in these balances in the condensed consolidated statements of cash flows. These balances are no longer material and are now included in other assets in the condensed consolidated financial statements.
Recently issued accounting standards
Issued and effective as of June 30, 2016
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
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

Issued but not yet effective as of June 30, 2016
In May 2015, the FASB issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts (ASU 2015-09). ASU 2015-09 amends ASC 944 (Financial Services - Insurance) to expand the disclosures that an insurance entity must provide about its short-duration insurance contracts. Under ASU 2015-09, the FASB focused on targeted improvements to provide users with additional information about insurance liabilities, including the nature, amount, timing, and uncertainty of future cash flows related to insurance liabilities. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will include the additional new disclosures in its consolidated financial statements as of and for the year ending December 31, 2016 and interim periods thereafter.
In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815) (ASU 2016-06). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This new accounting standard is not expected to have a material impact on the Company’s financial statements when it becomes effective.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends the guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$241,321	$270,755
Restricted cash securing other reinsurance contracts (2)	38,748	60,160
Total restricted cash and cash equivalents	280,069	330,915
Restricted investments securing other reinsurance contracts (2)	400,562	292,111
Total restricted cash and cash equivalents and restricted investments	$680,631	$623,026

(1)
Restricted cash securing letter of credit facilities pertains to letters of credit issued to clients and cash securing these obligations that the Company will not be released from until the underlying reserves have been settled. The time period for which the Company expects these letters of credit to be in place varies from contract to contract, but can last several years.

(2)
Restricted cash and restricted investments securing other reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until all underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities including U.S. Treasury securities and sovereign debt. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	June 30, 2016	December 31, 2015
Assets	($ in thousands)
Total investments in securities	$2,746,271	$2,290,779
Cash and cash equivalents	11	57
Restricted cash and cash equivalents	280,069	330,915
Due from brokers	337,264	326,971
Derivative assets	26,122	35,337
Interest and dividends receivable	7,492	10,687
Total assets	3,397,229	2,994,746
Liabilities and non-controlling interest
Accounts payable and accrued expenses	902	770
Securities sold, not yet purchased	262,748	314,353
Securities sold under an agreement to repurchase	168,356	8,944
Due to brokers	794,141	574,962
Derivative liabilities	16,401	15,392
Performance fee payable to related party	2,954	—
Interest and dividends payable	1,482	1,345
Non-controlling interest	16,663	16,157
Total liabilities and non-controlling interest	1,263,647	931,923
Total net investments managed by Third Point LLC	$2,133,582	$2,062,823
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of June 30, 2016, securities valued at $485.4 million (December 31, 2015 - $570.9 million), representing 17.5% (December 31, 2015 - 24.5%) of investments in securities and derivative assets, and $1.8 million (December 31, 2015 - $1.5 million), representing 0.6% (December 31, 2015 - 0.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
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
As of June 30, 2016, the Company had $36.7 million (December 31, 2015 - $31.0 million) of investments fair valued by the Company’s Investment Manager representing approximately 1.3% (December 31, 2015 - 1.3%) of total investments in securities and derivative assets of which 99.9% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The Company’s free standing derivatives are recorded at fair value, and are included in the condensed consolidated balance sheets in derivative assets and derivative liabilities. The Company values exchange-traded derivatives at their last sales price on the exchange where they are primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by an industry recognized third party valuation vendor when available; otherwise, fair values are obtained from broker quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
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
As of June 30, 2016 and December 31, 2015, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	June 30, 2016		December 31, 2015
	($ in thousands)
Re-REMIC (1)	$114,085	31.8%	$195,889	39.6%
Subprime RMBS	154,479	43.1%	174,777	35.3%
Collateralized debt obligations	16,812	4.7%	50,455	10.2%
Other (2)	73,311	20.4%	73,602	14.9%
	$358,687	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of June 30, 2016, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the net asset value (“NAV”) of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income.
The Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  As of June 30, 2016, the Company has no remaining commitments. The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager, and was $26.9 million as of June 30, 2016. The resulting net gains or losses are reflected in the condensed consolidated statements of income.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,421,370	$2,396	$—	$1,423,766
Private common equity securities	—	—	3,170	3,170
Private preferred equity securities	—	—	31,079	31,079
Total equities	1,421,370	2,396	34,249	1,458,015
Asset-backed securities	—	355,873	2,814	358,687
Bank debt	—	22,180	—	22,180
Corporate bonds	—	228,266	3,110	231,376
U.S. Treasury securities	—	304,254	—	304,254
Sovereign debt	—	334,384	2	334,386
Total debt securities	—	1,244,957	5,926	1,250,883
Options	6,494	3,565	—	10,059
Rights and warrants	132	—	—	132
Trade claims	—	18,938	—	18,938
Total other investments	6,626	22,503	—	29,129
Derivative assets (free standing)	4,816	21,306	—	26,122
	$1,432,812	$1,291,162	$40,175	2,764,149
Investments in funds valued at NAV				35,191
Total assets				$2,799,340
Liabilities
Equity securities	$218,548	$—	$—	$218,548
Corporate bonds	—	25,620	—	25,620
Options	11,577	7,003	—	18,580
Total securities sold, not yet purchased	230,125	32,623	—	262,748
Derivative liabilities (free standing)	—	15,181	1,220	16,401
Derivative liabilities (embedded)	—	—	6,335	6,335
Total liabilities	$230,125	$47,804	$7,555	$285,484

	December 31, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,181,865	$19,758	$—	$1,201,623
Private common equity securities	—	919	4,357	5,276
Private preferred equity securities	—	—	24,178	24,178
Total equities	1,181,865	20,677	28,535	1,231,077
Asset-backed securities	—	492,106	2,617	494,723
Bank debt	—	2,158	7,660	9,818
Corporate bonds	—	79,938	3,252	83,190
U.S. Treasury securities	—	186,471	—	186,471
Sovereign debt	—	260,024	21	260,045
Total debt securities	—	1,020,697	13,550	1,034,247
Options	—	8,911	—	8,911
Rights and warrants	416	—	—	416
Trade claims	—	8,329	—	8,329
Total other investments	416	17,240	—	17,656
Derivative assets (free standing)	—	35,337	—	35,337
	$1,182,281	$1,093,951	$42,085	2,318,317
Investments in funds valued at NAV				34,264
Total assets				$2,352,581
Liabilities
Equity securities	$228,009	$—	$—	$228,009
Sovereign debt	—	5,856	—	5,856
Corporate bonds	—	76,131	—	76,131
Options	690	3,667	—	4,357
Total securities sold, not yet purchased	228,699	85,654	—	314,353
Derivative liabilities (free standing)	—	14,372	1,020	15,392
Derivative liabilities (embedded)	—	—	5,563	5,563
Total liabilities	$228,699	$100,026	$6,583	$335,308
During the six months ended June 30, 2016, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the year ended December 31, 2015, the Company reclassified $4.0 million of equity securities from Level 2 to Level 1 equity securities. These reclassifications were the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date and transfers due to restriction change.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2016 and 2015:

	April 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2016
	($ in thousands)
Assets
Private common equity securities	$4,138	$—	$—	$—	$(968)	$3,170
Private preferred equity securities	25,104	—	10,142	—	(4,167)	31,079
Asset-backed securities	2,229	2,270	439	(1,034)	(1,090)	2,814
Corporate bonds	2,958	—	199	(47)	—	3,110
Sovereign debt	—	17	—	—	(15)	2
Total assets	$34,429	$2,287	$10,780	$(1,081)	$(6,240)	$40,175
Liabilities
Derivative liabilities (free standing)	$(1,086)	$—	$—	$(134)	$—	$(1,220)
Derivative liabilities (embedded)	(5,328)	—	—	(861)	(146)	(6,335)
Total liabilities	$(6,414)	$—	$—	$(995)	$(146)	$(7,555)

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$—	$—	$(1,187)	$3,170
Private preferred equity securities	24,178	—	12,253	—	(5,352)	31,079
Asset-backed securities	2,617	2,944	787	(1,616)	(1,918)	2,814
Bank debt	7,660	(7,660)	—	—	—	—
Corporate bonds	3,252	—	199	(80)	(261)	3,110
Sovereign debt	21	(2)	—	—	(17)	2
Total assets	$42,085	$(4,718)	$13,239	$(1,696)	$(8,735)	$40,175
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(200)	$—	$(1,220)
Derivative liabilities (embedded)	(5,563)	—	—	(861)	89	(6,335)
Total liabilities	$(6,583)	$—	$—	$(1,061)	$89	$(7,555)

	April 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2015
	($ in thousands)
Assets
Private common equity securities	$962	$—	$—	$—	$—	$962
Private preferred equity securities	8,502	—	—	—	4,972	13,474
Asset-backed securities	3,586	(2,897)	—	(438)	1,592	1,843
Bank debt	7,681	—	—	—	(277)	7,404
Corporate bonds	3,118	—	—	(151)	(195)	2,772
Sovereign debt	18	—	—	—	—	18
Total assets	$23,867	$(2,897)	$—	$(589)	$6,092	$26,473
Liabilities
Derivative liabilities (free standing)	$(1,136)	$—	$—	$—	$116	$(1,020)
Derivative liabilities (embedded)	(9,618)	—	—	(769)	570	(9,817)
Total liabilities	$(10,754)	$—	$—	$(769)	$686	$(10,837)

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$—	$—	$(481)	$962
Private preferred equity securities	—	—	8,502	—	4,972	13,474
Asset-backed securities	4,720	(3,727)	91	(990)	1,749	1,843
Bank debt	—	—	7,634	—	(230)	7,404
Corporate bonds	3,799	—	—	(152)	(875)	2,772
Sovereign debt	—	18	—	—	—	18
Total assets	$9,962	$(3,709)	$16,227	$(1,142)	$5,135	$26,473
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(144)	$86	$(1,020)
Derivative liabilities (embedded)	(9,289)	—	—	(798)	270	(9,817)
Total liabilities	$(10,251)	$—	$—	$(942)	$356	$(10,837)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income in the condensed consolidated statements of income.
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 was $(6.3) million and $(8.2) million, respectively (2015 - $5.5 million and $3.9 million, respectively).
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

June 30, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Corporate bond	$2,416	Discounted cash flow	Yield (U)	19.5 - 20.5%
			Duration (U)	1.8 years
			Credit spread (U)	972 bps
			Volatility (U)	30.0 - 36.5%
Derivative liabilities (embedded)	$6,335	Discounted cash flow	Contractual Variable Annual Investment Credit (U)	0.0 - 2.5%
			Mean Monthly Investment Return (U)	1.2%
			Duration from Inception of Contracts (U)	5.0 - 5.5 years
			Duration from Valuation Date (U)	3.5 - 4.5 years
			Interest Rates (O)	U.S. Treasury Spot Rates
Private equity investments	$34,250	Market approach	Discount (U)	15.0 - 25.0%

December 31, 2015
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Corporate bond	$2,444	Discounted cash flow	Yield (U)	10.4 - 11.4%
			Duration (U)	3.0 years
			Credit spread (U)	986 bps
			Volatility (U)	25.0 - 35.0%
Derivative liabilities (embedded)	$5,563	Discounted cash flow	Contractual Variable Annual Investment Credit (U)	0.0 - 2.5%
			Mean Monthly Investment Return (U)	1.2%
			Duration from Inception of Contracts (U)	5.0 - 5.5 years
			Duration from Valuation Date (U)	4.0 - 5.0 years
			Interest Rates (O)	U.S. Treasury Spot Rates
Corporate bond
Included in the Company’s corporate bond investments are investments in the convertible debt of a real estate investment company with a fair value of $2.4 million as of June 30, 2016. The Company measures the fair value of this investment using the Tsiveriotis-Fernandes income and Black-Scholes approaches and seeks to incorporate all relevant information reasonably available. The valuation methodology takes into account both the equity and debt component of the instrument. In addition, foreign exchange risk is considered as the bonds are denominated in Euro and U.S. Dollars and the underlying stock is traded in British Pounds Sterling. The fair value of the Company’s investment in this corporate convertible debt is positively correlated to the underlying investment stock price, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
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
For the six months ended June 30, 2016 and 2015, there were no changes in the valuation techniques as they relate to the above.
Private equity investments
The Company’s private equity investments include investments in four privately held companies with a total fair value of $34.3 million as of June 30, 2016. The Company measures the fair value of these investments using a market approach where it uses the last transaction price adjusting for market comparable changes.
5. Securities purchased under an agreement to sell, securities sold under an agreement to repurchase and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are generally collateralized by corporate or government bonds or asset-backed securities. As the Company held only repurchase agreements as of June 30, 2016, these positions are not affected by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets.
Foreign currency gains (losses) on reverse repurchase agreements and repurchase agreements for the three and six months ended June 30, 2016 and 2015, which are included in net investment income in the condensed consolidated income statement, consisted of the following:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Foreign currency gains (losses) on reverse repurchase agreements	$—	$649	$—	$(2,292)
Foreign currency gains on repurchase agreements	$—	$—	$—	$336
Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days. The Company may lend securities for securities lending transactions or pledge securities and/or cash for securities borrowed transactions. The value of any securities loaned is reflected in investments in securities. Any collateral received is reflected in due to brokers in the condensed consolidated balance sheets.
The Company’s repurchase and securities lending agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations. It is the Company’s policy to monitor and control collateral under such agreements.
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of June 30, 2016 and December 31, 2015:

June 30, 2016	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities sold under an agreement to repurchase
Non-U.S. sovereign debt	$—	$—	$242,032	$—	$242,032
Securities lending transactions
U.S. Treasury and agency securities	$179	$—	$—	$—	$179

December 31, 2015	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities sold under an agreement to repurchase
Non-U.S. sovereign debt	$—	$—	$8,944	$—	$8,944
Securities lending transactions
Corporate bonds	$112	$—	$—	$—	$112
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
As of June 30, 2016 and December 31, 2015, the Company’s due from/to brokers were comprised of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Due from brokers
Cash held at brokers (1)	$259,186	$249,871
Receivable from unsettled trades	78,078	77,100
	$337,264	$326,971

Due to brokers
Borrowing from prime brokers	$709,490	$572,688
Payable from unsettled trades	84,651	2,274
	$794,141	$574,962
(1) As of June 30, 2016, the Company’s cash held at brokers includes a total non-U.S. currency receivable balance of $12.5 million (December 31, 2015 - receivable of $9.8 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of June 30, 2016, the Company had $680.6 million (December 31, 2015 - $623.0 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activities. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income in the condensed consolidated statements of income.

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of June 30, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$4,816	$67,700
Credit
Credit Default Swaps - Protection Purchased	USD	13,911	86,528
Equity Price
Contracts for Differences - Long Contracts	GBP	361	16,854
Contracts for Differences - Short Contracts	CHF/EUR	3,139	13,954
Total Return Swaps - Long Contracts	USD	649	23,253
Total Return Swaps - Short Contracts	HKD/MXN/USD	140	3,713
Interest Rates
Interest Rate Swaptions	JPY	403	11,576
Total Return Swaps - Short Contracts	USD	262	668,049
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/CNH/EUR/GBP	1,772	128,429
Foreign Currency Options - Purchased	SAR	669	123,607
Total Derivative Assets		$26,122	$1,143,663

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$2,466	$41,316
Credit Default Swaps - Protection Sold	USD	1,805	3,620
Equity Price
Contracts for Differences - Long Contracts	EUR/ GBP/USD	1,219	12,464
Contracts for Differences - Short Contracts	EUR/SEK/USD	387	35,667
Total Return Swaps - Long Contracts	JPY/USD	2,866	22,884
Total Return Swaps - Short Contracts	AUD/HKD/USD	1,822	13,500
Interest Rates
Interest Rate Swaptions	JPY	152	11,358
Total Return Swaps - Short Contracts	USD	66	667,851
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CNH/EUR/GBP/JPY/MXN/SAR	5,618	90,888
Total Derivative Liabilities (free standing)		$16,401	$899,548

Embedded derivative liabilities in reinsurance contracts (3)	USD	$6,335	$20,000
Total Derivative Liabilities (embedded)		$6,335	$20,000

(1)
AUD = Australian Dollar, CAD = Canadian Dollar,  CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound, HKD = Hong Kong Dollar, JPY = Japanese Yen, MXN = Mexican Peso, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of June 30, 2016, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheet.

	As of December 31, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$21,692	$183,125
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	631	41,686
Contracts for Differences - Short Contracts	CHF/EUR/GBP/JPY/NOK/USD	5,884	80,027
Total Return Swaps - Long Contracts	USD	415	58,799
Total Return Swaps - Short Contracts	JPY/USD	466	9,457
Interest Rates
Commodity Futures - Short Contracts	USD	71	17,501
Interest Rate Swaptions	JPY/USD	90	43,831
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/EUR/GBP/MXN/SAR	1,947	155,518
Foreign Currency Options - Purchased	CNH/EUR/SAR	4,141	193,613
Total Derivative Assets		$35,337	$783,557

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$3,449	$38,455
Credit Default Swaps - Protection Sold	GBP/EUR/USD	2,054	6,436
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,111	2,311
Contracts for Differences - Short Contracts	EUR/GBP/USD	3,411	50,471
Total Return Swaps - Long Contracts	JPY/USD	3,430	163,224
Total Return Swaps - Short Contracts	AUD/JPY/USD	386	19,318
Interest Rates
Commodity Futures - Short Contracts	USD	18	13,069
Interest Rate Swaptions	USD	17	87,499
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	JPY/SAR	1,041	87,127
Foreign Currency Options - Sold	CNH/SAR	475	118,415
Total Derivative Liabilities (free standing)		$15,392	$586,325

Embedded derivative liabilities in reinsurance contracts (3)	USD	$5,563	$20,000
Total Derivative Liabilities (embedded)		$5,563	$20,000

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

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and six months ended June 30, 2016 and 2015. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income.

	Three months ended
	June 30, 2016		June 30, 2015
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit	($ in thousands)
Commodity Future Options - Purchased	$834	$2,380	$—	$—
Credit
Credit Default Swaps - Protection Purchased	(1,278)	2,037	(959)	763
Credit Default Swaps - Protection Sold	191	(192)	42	300
Equity Price
Contracts for Differences - Long Contracts	(1,697)	185	(544)	3,013
Contracts for Differences - Short Contracts	2,317	6,581	932	2,591
Total Return Swaps - Long Contracts	5,692	(3,857)	1,547	(8,804)
Total Return Swaps - Short Contracts	(537)	606	(454)	(1,274)
Index
Index Futures - Long Contracts	—	—	565	(243)
Interest Rates
Bond Futures - Short Contracts	—	—	—	(689)
Commodity Futures - Short Contracts	1	—	—	—
Fixed Income Swap - Short Contracts	(116)	72	—	—
Interest Rate Swaps	—	—	—	530
Interest Rate Swaptions	—	(84)	(551)	708
Total Return Swaps - Long Contracts	(268)	261	—	—
Total Return Swaps - Short Contracts	100	(65)	—	—
Treasury Futures - Short Contracts	—	—	506	229
Foreign Currency Exchange Rates
Foreign Currency Forward	(5,808)	7,622	(8,311)	4,729
Foreign Currency Options - Purchased	(859)	355	463	(2,641)
Foreign Currency Options - Sold	112	(101)	1,021	(371)
Reinsurance contract derivatives	—	—	30	—
	$(1,316)	$15,800	$(5,713)	$(1,159)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(146)	$—	$(40)
Embedded derivatives in deposit contracts	—	—	—	610
Total Derivative Liabilities (embedded)	$—	$(146)	$—	$570

	Six months ended
	2016		2015
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodity Future Options - Purchased	$581	$1,800	$(286)	$285
Commodity Future Options - Sold	—	—	272	(269)
Credit
Credit Default Swaps - Protection Purchased	6,407	(4,987)	(615)	405
Credit Default Swaps - Protection Sold	(4,167)	4,252	1,695	(1,360)
Equity Price
Contracts for Differences - Long Contracts	(2,422)	(379)	(847)	4,456
Contracts for Differences - Short Contracts	4,570	278	(1,937)	1,420
Total Return Swaps - Long Contracts	(4,826)	800	(618)	(6,308)
Total Return Swaps - Short Contracts	691	(1,762)	(51)	(838)
Index
Index Futures - Long Contracts	—	—	1,144	—
Interest Rates
Bond Futures - Short Contracts	—	—	—	(689)
Commodities Futures - Short Contracts	(1,151)	(52)	(201)	143
Fixed Income Swap - Short Contracts	(94)	—	—	—
Interest Rate Swaps	—	—	—	530
Interest Rate Swaptions	(112)	(45)	(551)	559
Total Return Swaps - Long Contracts	(268)	261	—	—
Total Return Swaps - Short Contracts	100	(65)	—	—
Treasury Futures - Short Contracts	—	—	61	435
Foreign Currency Exchange Rates
Foreign Currency Forward	(8,904)	(4,751)	17,415	(2,850)
Foreign Currency Options - Purchased	(2,040)	(1,617)	948	(3,309)
Foreign Currency Options - Sold	617	(182)	992	132
Reinsurance contract derivatives	—	—	30	—
	$(11,018)	$(6,449)	$17,451	$(7,258)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$89	$(5)	$(155)
Embedded derivatives in deposit contracts	—	—	—	430
Total Derivative Liabilities (embedded)	$—	$89	$(5)	$275
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of June 30, 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $7.3 million (December 31, 2015 - $1.8 million) for which the Company posted collateral in the form of cash of $62.0 million (December 31, 2015 - $62.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $5.4 million) in cash from certain counterparties as of June 30, 2016. If the credit-risk-related contingent features underlying these instruments had been triggered as of June 30, 2016 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of June 30, 2016 and December 31, 2015, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2016 Derivative Contracts	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$1,284	$1,284	$—	$—
Counterparty 2	1,772	316	—	1,456
Counterparty 3	8,457	4,475	—	3,982
Counterparty 4	2,132	2,132	—	—
Counterparty 5	4,070	4,070	—	—
Counterparty 6	9,630	2,418	5,389	1,823
Counterparty 8	1,113	277	—	836
Counterparty 9	1,116	1,116	—	—
Counterparty 15	113	36	—	77
	$29,687	$16,124	$5,389	$8,174

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2016 Derivative Contracts	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$3,379	$1,284	$2,095	$—
Counterparty 2	316	316	—	—
Counterparty 3	4,475	4,475	—	—
Counterparty 4	3,026	2,132	894	—
Counterparty 5	7,077	4,070	3,007	—
Counterparty 6	2,418	2,418	—	—
Counterparty 8	277	277	—	—
Counterparty 9	1,662	1,116	546	—
Counterparty 10	422	—	422	—
Counterparty 14	316	—	316	—
Counterparty 15	36	36	—	—
	$23,404	$16,124	$7,280	$—

Securities sold under an agreement to repurchase and securities lending transactions
Counterparty 3	$160	$160	$—	$—
Counterparty 4	128,635	128,635	—	—
Counterparty 6	39,721	39,721	—	—
Total	$168,516	$168,516	$—	$—

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $3.6 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $7.0 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

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

8. Loss and loss adjustment expense reserves
As of June 30, 2016 and December 31, 2015, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Case loss and loss adjustment expense reserves	$103,912	$87,186
Incurred but not reported loss and loss adjustment expense reserves	430,385	375,690
Deferred gains on retroactive reinsurance contracts	2,658	3,171
	$536,955	$466,047
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2016 and 2015:

	2016	2015
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$466,047	$277,362
Less: loss and loss adjustment expenses recoverable, beginning of period	(125)	(814)
Net reserves for loss and loss adjustment expenses, beginning of period	465,922	276,548
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	165,884	162,313
Prior years	23,647	(4,717)
Amortization of deferred gains on retroactive reinsurance contracts	(724)	203
Total incurred loss and loss adjustment expenses	188,807	157,799
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(25,201)	(22,784)
Prior years	(83,837)	(98,636)
Total net paid losses	(109,038)	(121,420)
Foreign currency translation	(8,737)	(166)
Net reserve for loss and loss adjustment expenses, end of period	536,954	312,761
Plus: loss and loss adjustment expenses recoverable, end of period	1	184
Gross reserve for loss and loss adjustment expenses, end of period	$536,955	$312,945

Changes in the Company’s loss and loss adjustment expense reserves result from re-estimating loss reserves and from changes in premium estimates.  Furthermore, many of the Company’s contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs that vary inversely with loss experience. In some instances, the Company can have loss reserve development on contracts where there is no sliding scale or profit commission or where the loss ratio falls outside of the loss ratio range to which the sliding scale or profit commission applies.
The $23.6 million increase in prior years’ reserves for the six months ended June 30, 2016 includes $14.4 million of net adverse reserve development related to re-estimating loss reserves and $9.2 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $14.4 million of net adverse prior years’ reserve development for the six months ended June 30, 2016 was accompanied by net decreases of $1.9 million in acquisition costs, resulting in a net increase of $12.5 million in net underwriting loss.

•
The $9.2 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $5.0 million increase in acquisition costs, for a total of $14.2 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $13.9 million, resulting in a $0.3 million increase in net underwriting loss for the six months ended June 30, 2016.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was an increase in net underwriting loss of $12.8 million for the six months ended June 30, 2016.

The $4.7 million decrease in prior years’ reserves for the six months ended June 30, 2015 reflects $7.0 million of favorable reserve development partially offset by $2.3 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The prior years’ reserve development is explained as follows:

•
The $7.0 million of net favorable prior years’ reserve development for the six months ended June 30, 2015 was accompanied by net increases of $10.0 million in acquisition costs, resulting in a net increase of $3.0 million in net underwriting loss.

•
The $2.3 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $2.0 million increase in acquisition costs, for a total of $4.3 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $4.3 million, resulting in an insignificant change in net underwriting loss for the six months ended June 30, 2015.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was an increase in net underwriting loss of $3.0 million for the six months ended June 30, 2015.

9. Management, performance and founders fees
Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC manages certain jointly held assets.
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
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and that is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements. As of June 30, 2016, the Loss Recovery Account for Third Point Re’s investment account was $nil (December 31, 2015 - $5.0 million) and for Third Point Re USA’s investment account was $nil (December 31, 2015 - $1.2 million). The loss carryforward amounts were not recorded in the Company’s consolidated balance sheets.
Additionally, a total management fee equal to 2% annually of the Third Point Re’s and Third Point Re USA’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and certain founding investors. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.

Investment fee expenses related to the Investment Agreements, which are included in net investment income in the condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Management fees - Third Point LLC	$1,582	$1,633	$3,103	$3,108
Management fees - Founders (1)	8,962	9,259	17,583	17,615
Performance fees - Third Point Advisors LLC	2,954	9,215	2,954	25,059
	$13,498	$20,107	$23,640	$45,782
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, receive a share of the management fees in proportion to their initial investments in Third Point Reinsurance Ltd. until December 22, 2016.
As of June 30, 2016, $3.0 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2015, $0.9 million related to performance fees earned by TP GP were included in non-controlling interests.
On June 22, 2016, Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016, the end of the term of the current agreements. These agreements have similar terms to the existing agreements, however, the management fee will be reduced from 2% to 1.5%.
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
The following table represents activity in the deposit liabilities for the six months ended June 30, 2016 and year ended December 31, 2015:

	June 30, 2016	December 31, 2015
	($ in thousands)
Balance, beginning of period	$83,955	$145,430
Consideration received	4,049	21,246
Net investment expense allocation and change in fair value of embedded derivatives	1,331	2,207
Payments	(297)	(84,928)
Foreign currency translation	(221)	—
Balance, end of period	$88,817	$83,955

11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of June 30, 2016, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of June 30, 2016, the Company had capitalized $1.5 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of June 30, 2016, the Notes had an estimated fair value of $103.2 million. The fair value measurements were based on observable inputs and therefore would be considered to be Level 2. The Company was in compliance with all of the debt covenants as of June 30, 2016 and December 31, 2015.
Letters of credit
As of June 30, 2016, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
June 30, 2016	($ in thousands)
BNP Paribas	$50,000	$17,990	$17,990
Citibank	300,000	190,841	190,841
J.P. Morgan	50,000	9	9
Lloyds Bank	100,000	32,481	32,481
	$500,000	$241,321	$241,321
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.
12. Net investment income
Net investment income for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net investment income by type	($ in thousands)
Net realized gains on investments and investment derivatives	$18,713	$35,319	$41,955	$88,602
Net unrealized gains (losses) on investments and investment derivatives	53,603	11,162	(1,239)	47,758
Net gains (losses) on foreign currencies	(801)	3,959	(967)	489
Dividend and interest income	33,352	10,757	41,024	18,119
Dividends paid on securities sold, not yet purchased	(526)	(302)	(960)	(422)
Management and performance fees	(13,498)	(20,107)	(23,640)	(45,782)
Other expenses	(4,731)	(2,358)	(10,418)	(5,485)
Net investment income on investments managed by Third Point LLC	86,112	38,430	45,755	103,279
Net gain on investment in Kiskadee Fund	234	139	481	183
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	42	—	67
	$86,346	$38,611	$46,236	$103,529

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$20,821	$43,190	$18,590	$78,943
Net investment gains on debt securities	72,720	22,025	84,869	63,898
Net investment losses on other investments	(5,069)	(13,525)	(13,565)	(27,000)
Net investment gains (losses) on investment derivatives	14,484	(6,872)	(17,467)	10,193
Net investment gains on securities sold, not yet purchased	1,866	12,012	6,170	26,364
Net investment gains (losses) on cash, including foreign exchange losses	(2,644)	2,634	(4,359)	1,379
Net investment gains (losses) on securities purchased under an agreement to resell	(779)	638	(1,443)	(2,314)
Net investment gains (losses) on securities sold under an agreement to repurchase	(91)	(54)	(124)	261
Management and performance fees	(13,498)	(20,107)	(23,640)	(45,782)
Other investment expenses	(1,464)	(1,330)	(2,795)	(2,413)
	$86,346	$38,611	$46,236	$103,529
13. Other expenses
Other expenses for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Deposit liabilities investment expense	$860	$1,352	$1,331	$1,983
Reinsurance contracts investment expense	2,167	1,533	4,637	3,303
Change in fair value of embedded derivatives in deposit and reinsurance contracts	146	(570)	(89)	(270)
	$3,173	$2,315	$5,879	$5,016
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
The Company also has subsidiaries in the United Kingdom, TPRUK and Third Point Re UK, which are subject to applicable taxes in that jurisdiction.

The Company is subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments.
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of June 30, 2016, the Company has accrued $1.6 million for uncertain tax positions.
For the three and six months ended June 30, 2016 and 2015, the Company recorded income tax expense (benefit), as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$2,800	$216	$(319)	$694
Change in uncertain tax positions	20	(650)	20	(650)
Withholding taxes on certain investment transactions	2,490	1,142	3,680	1,969
	$5,310	$708	$3,381	$2,013

(1)
As of June 30, 2016, the Company has recorded $7.0 million (December 31, 2015 - $6.6 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.

15. Share capital
The following tables are a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the six months ended June 30, 2016 and 2015:

Common shares	2016	2015
Balance, beginning of period	105,479,341	104,473,402
Options exercised	104,652	216,279
Restricted shares granted	47,712	110,853
Performance restricted shares granted	653,958	461,807
Balance, end of period	106,285,663	105,262,341

Treasury shares	2016	2015
Balance, beginning of period	—	—
Repurchase of common shares	644,768	—
Balance, end of period	644,768	—
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. No preference shares have been issued to date.
Share repurchases
On May 4, 2016, the Company’s Board of Directors authorized a common share repurchase program for up to an aggregate of $100.0 million of the Company’s outstanding common shares. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the three and six months ended June 30, 2016, we repurchased 644,768 of our common shares in the open market for an aggregate cost of $7.4 million at a weighted average cost, including commissions, of $11.46 per share. Common shares repurchased by the Company were not cancelled and are classified as treasury shares.
As of June 30, 2016, the Company may repurchase up to an aggregate of $92.6 million of additional common shares under its share repurchase program.
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
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Management and director options	$1,555	$1,511	$3,109	$3,154
Restricted shares with service condition	386	386	592	1,180
Restricted shares with service and performance condition	110	817	1,001	1,463
	$2,051	$2,714	$4,702	$5,797
As of June 30, 2016, the Company had $11.7 million (December 31, 2015 - $13.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.4 years (December 31, 2015 - 1.3 years).
Management and director options
The management and director options activity for the six months ended June 30, 2016 and year ended December 31, 2015 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2015	10,990,841	$13.41
Forfeited	(306,976)	14.36
Exercised	(433,279)	10.00
Balances as of December 31, 2015	10,250,586	13.52
Forfeited	(139,534)	18.00
Exercised	(104,652)	10.00
Balances as of June 30, 2016	10,006,400	$13.50
As of June 30, 2016, the weighted average remaining contractual term for options outstanding was 5.6 years (December 31, 2015 - 6.0 years).

The following table summarizes information about the Company’s management and director share options outstanding as of June 30, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,683,741	$10.03	5.57	4,455,834	$10.03
$15.05 - $16.89	2,196,214	15.94	5.74	1,661,332	15.97
$20.00 - $25.05	2,126,445	20.23	5.68	1,633,425	20.13
	10,006,400	$13.50	5.63	7,750,591	$13.43
Restricted shares with service condition
Restricted share award activity for the six months ended June 30, 2016 and year ended December 31, 2015 were as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2015	616,114	$10.10
Granted	118,120	13.06
Forfeited	(7,267)	13.76
Vested	(425,924)	10.37
Balance as of December 31, 2015	301,043	11.31
Granted	47,712	11.37
Balance as of June 30, 2016	348,755	$11.15
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the six months ended June 30, 2016 and year ended December 31, 2015 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2015	459,746	306,496	$14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Change in estimated restricted shares considered probable of vesting	n/a	(78,128)	14.60
Balance as of December 31, 2015	921,553	536,234	14.24
Granted	653,958	435,971	11.40
Change in estimated restricted shares considered probable of vesting	n/a	(163,576)	(13.51)
Balance as of June 30, 2016	1,575,511	808,629	$12.85

17. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets as a separate component of shareholders’ equity. Non-controlling interests as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
	($ in thousands)
Joint Ventures - Third Point Advisors LLC shares	$16,663	$16,157
	$16,663	$16,157
Income attributable to non-controlling interests for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Catastrophe Fund	$—	$64	$—	$16
Catastrophe Fund Manager	—	(1)	—	(33)
Joint Ventures - Third Point Advisors LLC shares	775	432	506	1,075
	$775	$495	$506	$1,058
As of June 30, 2016, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as a non-controlling interests in the condensed consolidated statements of shareholders’ equity.
For the six months ended June 30, 2016, no distributions (2015 - $25.0 million) were made to TP GP.
As of June 30, 2016, the following entities were not consolidated as per ASC 810:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of June 30, 2016, Third Point Re held a 14.3% (December 31, 2015 - 10.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income.
As of June 30, 2016, the estimated fair value of the investment in the limited partnership was $2.8 million (December 31, 2015 - $2.4 million).  The Cayman HoldCo made net distributions of $0.04 million to the Company during the period ended June 30, 2016 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $11.4 million (December 31, 2015 - $11.4 million) in the Hellenic Fund. No capital distributions or calls were made during the six months ended June 30, 2016 and 2015.
As of June 30, 2016, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.3 million (December 31, 2015 - $5.4 million), representing a 3.0% interest (December 31, 2015 - 3.0%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income.
The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings per share
The following sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding, net of treasury shares	104,132,797	103,927,761	104,195,336	103,837,545
Dilutive effect of options	403,547	1,341,209	358,015	1,223,680
Dilutive effect of warrants	556,829	1,427,904	553,222	1,364,122
Dilutive effect of restricted shares with service and performance condition	140,748	—	121,601	—
Diluted number of common shares outstanding	105,233,921	106,696,874	105,228,174	106,425,347
Basic earnings per common share:
Net income	$53,376	$15,662	$2,247	$66,132
Income allocated to participating shares	(169)	(50)	(7)	(223)
Net income available to common shareholders	$53,207	$15,612	$2,240	$65,909
Basic earnings per common share	$0.51	$0.15	$0.02	$0.63
Diluted earnings per common share:
Net income	$53,376	$15,662	$2,247	$66,132
Income allocated to participating shares	(167)	(49)	(7)	(218)
Net income available to common shareholders	$53,209	$15,613	$2,240	$65,914
Diluted earnings per common share	$0.51	$0.15	$0.02	$0.62

For the three months ended June 30, 2016, anti-dilutive options of 4,370,193 were excluded from the computation of diluted earnings per share. For the three months ended June 30, 2015, anti-dilutive options and restricted shares with service and performance condition of 4,874,969 were excluded from the computation of diluted earnings per share.
For the six months ended June 30, 2016, anti-dilutive options of 4,416,193 were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2015, anti-dilutive options and restricted shares with service and performance condition of 4,869,394 were excluded from the computation of diluted earnings per share.
19. Related party transaction
In addition to the transactions disclosed in Notes 4, 9 and 17 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of June 30, 2016, Loan LLC held $78.1 million (December 31, 2015 - $65.0 million) and Ventures LLC held $12.5 million (December 31, 2015 - $nil) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income.
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of June 30, 2016, the investment portfolio had a maximum payout amount of approximately $340.7 million (December 31, 2015 - $42.2 million) relating to written put option contracts with expiration ranging from one month to seven months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of June 30, 2016 was $2.8 million (December 31, 2015 - $2.6 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of June 30, 2016, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.

The following table sets forth certain information related to the Company’s written credit derivatives as of June 30, 2016 and December 31, 2015:

June 30, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,620	$3,620	$—	$1,805	$(1,805)
Single name (251-500)	—	—	—	—	—	—
	$—	$3,620	$3,620	$—	$1,805	$(1,805)

December 31, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,878	$2,878	$—	$1,480	$(1,480)
Single name (251-500)	3,558	—	3,558	—	574	(574)
	$3,558	$2,878	$6,436	$—	$2,054	$(2,054)

(1)	As of June 30, 2016 and December 31, 2015, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of June 30, 2016. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Ventures have master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of June 30, 2016, the Company’s maximum counterparty credit risk exposure was $29.7 million (December 31, 2015 - $24.8 million).
21. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of June 30, 2016, the Company had one unfunded capital commitment of $3.5 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
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
22. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. The Company has also identified a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax (expense) benefit. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer. As a result, there is no further activity in the Catastrophe Risk Management segment.

The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$196,866	$—	$—	$196,866
Gross premiums ceded	(1,425)	—	—	(1,425)
Net premiums written	195,441	—	—	195,441
Change in net unearned premium reserves	(62,319)	—	—	(62,319)
Net premiums earned	133,122	—	—	133,122
Expenses
Loss and loss adjustment expenses incurred, net	104,131	—	—	104,131
Acquisition costs, net	48,482	—	—	48,482
General and administrative expenses	6,085	—	4,158	10,243
Total expenses	158,698	—	4,158	162,856
Net underwriting loss	(25,576)	n/a	n/a	n/a
Net investment income	19,098	—	67,248	86,346
Other expenses	(3,173)	—	—	(3,173)
Interest expense	—	—	(2,046)	(2,046)
Foreign exchange gains	—	—	8,068	8,068
Income tax expense	—	—	(5,310)	(5,310)
Segment income (loss) including non-controlling interests	(9,651)	—	63,802	54,151
Segment income attributable to non-controlling interests	—	—	(775)	(775)
Segment income (loss)	$(9,651)	$—	$63,027	$53,376

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	78.2%
Acquisition cost ratio	36.4%
Composite ratio	114.6%
General and administrative expense ratio	4.6%
Combined ratio	119.2%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended June 30, 2016
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$394,022	$—	$—	$394,022
Gross premiums ceded	(1,425)	—	—	(1,425)
Net premiums written	392,597	—	—	392,597
Change in net unearned premium reserves	(122,673)	—	—	(122,673)
Net premiums earned	269,924	—	—	269,924
Expenses
Loss and loss adjustment expenses incurred, net	188,807	—	—	188,807
Acquisition costs, net	100,169	—	—	100,169
General and administrative expenses	13,147	—	8,384	21,531
Total expenses	302,123	—	8,384	310,507
Net underwriting loss	(32,199)	n/a	n/a	n/a
Net investment income	10,837	—	35,399	46,236
Other expenses	(5,879)	—	—	(5,879)
Interest expense	—	—	(4,094)	(4,094)
Foreign exchange gains	—	—	10,454	10,454
Income tax expense	—	—	(3,381)	(3,381)
Segment income (loss) including non-controlling interests	(27,241)	—	29,994	2,753
Segment income attributable to non-controlling interests	—	—	(506)	(506)
Segment income (loss)	$(27,241)	$—	$29,488	$2,247

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	69.9%
Acquisition cost ratio	37.1%
Composite ratio	107.0%
General and administrative expense ratio	4.9%
Combined ratio	111.9%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended June 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$184,191	$151	$—	$184,342
Gross premiums ceded	(1,425)	—	—	(1,425)
Net premiums written	182,766	151	—	182,917
Change in net unearned premium reserves	(62,384)	45	—	(62,339)
Net premiums earned	120,382	196	—	120,578
Expenses
Loss and loss adjustment expenses incurred, net	76,053	—	—	76,053
Acquisition costs, net	47,475	23	—	47,498
General and administrative expenses	6,242	198	7,827	14,267
Total expenses	129,770	221	7,827	137,818
Net underwriting loss	(9,388)	n/a	n/a	n/a
Net investment income	9,790	43	28,778	38,611
Other expenses	(2,315)	—	—	(2,315)
Interest expense	—	—	(2,052)	(2,052)
Foreign exchange losses	—	—	(139)	(139)
Income tax expense	—	—	(708)	(708)
Segment income (loss) including non-controlling interests	(1,913)	18	18,052	16,157
Segment income attributable to non-controlling interests	—	(64)	(431)	(495)
Segment income (loss)	$(1,913)	$(46)	$17,621	$15,662

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	63.2%
Acquisition cost ratio	39.4%
Composite ratio	102.6%
General and administrative expense ratio	5.2%
Combined ratio	107.8%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended June 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$397,574	$102	$—	$397,676
Gross premiums ceded	(1,477)	—	—	(1,477)
Net premiums written	396,097	102	—	396,199
Change in net unearned premium reserves	(136,598)	52	—	(136,546)
Net premiums earned	259,499	154	—	259,653
Expenses
Loss and loss adjustment expenses incurred, net	157,799	—	—	157,799
Acquisition costs, net	102,138	17	—	102,155
General and administrative expenses	12,809	431	12,735	25,975
Total expenses	272,746	448	12,735	285,929
Net underwriting loss	(13,247)	n/a	n/a	n/a
Net investment income	28,365	68	75,096	103,529
Other expenses	(5,016)	—	—	(5,016)
Interest expense	—	—	(3,088)	(3,088)
Foreign exchange gains	—	—	54	54
Income tax expense	—	—	(2,013)	(2,013)
Segment income (loss) including non-controlling interests	10,102	(226)	57,314	67,190
Segment (income) loss attributable to non-controlling interests	—	16	(1,074)	(1,058)
Segment income (loss)	$10,102	$(210)	$56,240	$66,132

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	60.8%
Acquisition cost ratio	39.4%
Composite ratio	100.2%
General and administrative expense ratio	4.9%
Combined ratio	105.1%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three and six months ended June 30, 2016 and 2015 as a percentage of total gross premiums written in the relevant period:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Largest contract	14.9%	18.9%	28.4%	23.5%
Second largest contract	12.6%	n/a	n/a	n/a
Third largest contract	11.4%	n/a	n/a	n/a
Total for contracts contributing greater than 10% each	38.9%	18.9%	28.4%	23.5%
Total for contracts contributing less than 10% each	61.1%	81.1%	71.6%	76.5%
	100.0%	100.0%	100.0%	100.0%
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and six months ended June 30, 2016 and 2015:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	($ in thousands)
Property	$7,257	3.7%	$27,535	14.9%	$7,082	1.8%	$48,991	12.3%
Casualty	149,129	75.7%	149,157	80.9%	160,506	40.7%	159,009	40.0%
Specialty	40,480	20.6%	7,499	4.1%	226,434	57.5%	189,574	47.7%
Total property and casualty reinsurance	196,866	100.0%	184,191	99.9%	394,022	100.0%	397,574	100.0%
Catastrophe risk management	—	—%	151	0.1%	—	—%	102	—%
	$196,866	100.0%	$184,342	100.0%	$394,022	100.0%	$397,676	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and six months ended June 30, 2016 and 2015:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	($ in thousands)
Prospective	$196,866	100.0%	$184,342	100.0%	$394,022	100.0%	$381,166	95.8%
Retroactive (1)	—	—%	—	—%	—	—%	16,510	4.2%
	$196,866	100.0%	$184,342	100.0%	$394,022	100.0%	$397,676	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three and six months ended June 30, 2016 and 2015:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	($ in thousands)
Largest broker	$63,084	32.0%	$45,451	24.7%	$181,205	46.0%	$127,237	32.0%
Second largest broker	58,000	29.5%	43,700	23.7%	94,749	24.0%	90,299	22.7%
Third largest broker	53,034	26.9%	34,875	18.9%	62,295	15.8%	56,781	14.3%
Fourth largest broker	n/a	n/a	29,879	16.2%	n/a	n/a	n/a	n/a
Other	22,748	11.6%	30,437	16.5%	55,773	14.2%	123,359	31.0%
	$196,866	100.0%	$184,342	100.0%	$394,022	100.0%	$397,676	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and six months ended June 30, 2016 and 2015:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	($ in thousands)
United States	$124,446	63.2%	$170,298	92.4%	$167,738	42.6%	$189,974	47.8%
Bermuda	46,539	23.6%	14,044	7.6%	46,539	11.8%	43,942	11.0%
United Kingdom	25,881	13.2%	—	—%	179,745	45.6%	163,760	41.2%
	$196,866	100.0%	$184,342	100.0%	$394,022	100.0%	$397,676	100.0%
23. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, condensed consolidating statements of income for the three and six months ended June 30, 2016 and 2015 and condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 for Third Point Reinsurance Ltd., TPRUSA and the non-guarantor subsidiaries of Third Point Reinsurance Ltd. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,458,015	$—	$1,458,015
Debt securities	—	—	1,250,883	—	1,250,883
Other investments	—	—	64,320	—	64,320
Total investments in securities	—	—	2,773,218	—	2,773,218
Cash and cash equivalents	191	2	6,845	—	7,038
Restricted cash and cash equivalents	—	—	280,069	—	280,069
Investment in subsidiaries	1,391,418	268,950	165,318	(1,825,686)	—
Due from brokers	—	—	337,264	—	337,264
Derivative assets, at fair value	—	—	26,122	—	26,122
Interest and dividends receivable	—	—	7,492	—	7,492
Reinsurance balances receivable	—	—	429,358	—	429,358
Deferred acquisition costs, net	—	—	221,651	—	221,651
Amounts due from (to) affiliates	(9,222)	(4,272)	13,494	—	—
Other assets	170	4,055	9,934	—	14,159
Total assets	$1,382,557	$268,735	$4,270,765	$(1,825,686)	$4,096,371
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$2,225	$50	$7,603	$—	$9,878
Reinsurance balances payable	—	—	45,747	—	45,747
Deposit liabilities	—	—	88,817	—	88,817
Unearned premium reserves	—	—	655,397	—	655,397
Loss and loss adjustment expense reserves	—	—	536,955	—	536,955
Securities sold, not yet purchased, at fair value	—	—	262,748	—	262,748
Securities sold under an agreement to repurchase	—	—	168,356	—	168,356
Due to brokers	—	—	794,141	—	794,141
Derivative liabilities, at fair value	—	—	16,401	—	16,401
Performance fee payable to related party	—	—	2,954	—	2,954
Interest and dividends payable	—	3,035	1,482	—	4,517
Senior notes payable, net of deferred costs	—	113,465	—	—	113,465
Total liabilities	2,225	116,550	2,580,601	—	2,699,376
Shareholders’ equity
Common shares	10,629	—	1,250	(1,250)	10,629
Treasury shares	(7,389)	—	—	—	(7,389)
Additional paid-in capital	1,086,258	165,386	1,524,883	(1,690,269)	1,086,258
Retained earnings (deficit)	290,834	(13,201)	147,368	(134,167)	290,834
Shareholders’ equity attributable to shareholders	1,380,332	152,185	1,673,501	(1,825,686)	1,380,332
Non-controlling interests	—	—	16,663	—	16,663
Total shareholders’ equity	1,380,332	152,185	1,690,164	(1,825,686)	1,396,995
Total liabilities and shareholders’ equity	$1,382,557	$268,735	$4,270,765	$(1,825,686)	$4,096,371

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,231,077	$—	$1,231,077
Debt securities	—	—	1,034,247	—	1,034,247
Other investments	—	—	51,920	—	51,920
Total investments in securities	—	—	2,317,244	—	2,317,244
Cash and cash equivalents	308	5	20,094	—	20,407
Restricted cash and cash equivalents	—	—	330,915	—	330,915
Investment in subsidiaries	1,382,336	261,083	159,593	(1,803,012)	—
Due from brokers	—	—	326,971	—	326,971
Derivative assets, at fair value	—	—	35,337	—	35,337
Interest and dividends receivable	—	—	10,687	—	10,687
Reinsurance balances receivable	—	—	294,313	—	294,313
Deferred acquisition costs, net	—	—	197,093	—	197,093
Amounts due from (to) affiliates	(346)	(230)	576	—	—
Other assets	564	2,613	8,964	—	12,141
Total assets	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$3,136	$40	$8,790	$—	$11,966
Reinsurance balances payable	—	—	24,119	—	24,119
Deposit liabilities	—	—	83,955	—	83,955
Unearned premium reserves	—	—	531,710	—	531,710
Loss and loss adjustment expense reserves	—	—	466,047	—	466,047
Securities sold, not yet purchased, at fair value	—	—	314,353	—	314,353
Securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Due to brokers	—	—	574,962	—	574,962
Derivative liabilities, at fair value	—	—	15,392	—	15,392
Interest and dividends payable	—	3,055	1,345	—	4,400
Senior notes payable, net of deferred costs	—	113,377	—	—	113,377
Total liabilities	3,136	116,472	2,029,617	—	2,149,225
Shareholders’ equity
Common shares	10,548	—	1,250	(1,250)	10,548
Additional paid-in capital	1,080,591	159,618	1,509,594	(1,669,212)	1,080,591
Retained earnings (deficit)	288,587	(12,619)	145,169	(132,550)	288,587
Shareholders’ equity attributable to shareholders	1,379,726	146,999	1,656,013	(1,803,012)	1,379,726
Non-controlling interests	—	—	16,157	—	16,157
Total shareholders’ equity	1,379,726	146,999	1,672,170	(1,803,012)	1,395,883
Total liabilities and shareholders’ equity	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended June 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$196,866	$—	$196,866
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	195,441	—	195,441
Change in net unearned premium reserves	—	—	(62,319)	—	(62,319)
Net premiums earned	—	—	133,122	—	133,122
Net investment income	—	—	86,346	—	86,346
Equity in earnings (losses) of subsidiaries	54,715	6,551	(12)	(61,254)	—
Total revenues	54,715	6,551	219,456	(61,254)	219,468
Expenses
Loss and loss adjustment expenses incurred, net	—	—	104,131	—	104,131
Acquisition costs, net	—	—	48,482	—	48,482
General and administrative expenses	1,339	28	8,876	—	10,243
Other expenses	—	—	3,173	—	3,173
Interest expense	—	2,046	—	—	2,046
Foreign exchange gains	—	—	(8,068)	—	(8,068)
Total expenses	1,339	2,074	156,594	—	160,007
Income before income tax expense	53,376	4,477	62,862	(61,254)	59,461
Income tax (expense) benefit	—	725	(6,035)	—	(5,310)
Income including non-controlling interests	53,376	5,202	56,827	(61,254)	54,151
Income attributable to non-controlling interests	—	—	(775)	—	(775)
Net income	$53,376	$5,202	$56,052	$(61,254)	$53,376

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Six months ended June 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$394,022	$—	$394,022
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	392,597	—	392,597
Change in net unearned premium reserves	—	—	(122,673)	—	(122,673)
Net premiums earned	—	—	269,924	—	269,924
Net investment income	—	—	46,236	—	46,236
Equity in earnings (losses) of subsidiaries	4,561	2,099	(43)	(6,617)	—
Total revenues	4,561	2,099	316,117	(6,617)	316,160
Expenses
Loss and loss adjustment expenses incurred, net	—	—	188,807	—	188,807
Acquisition costs, net	—	—	100,169	—	100,169
General and administrative expenses	2,314	30	19,187	—	21,531
Other expenses	—	—	5,879	—	5,879
Interest expense	—	4,094	—	—	4,094
Foreign exchange gains	—	—	(10,454)	—	(10,454)
Total expenses	2,314	4,124	303,588	—	310,026
Income (loss) before income tax (expense) benefit	2,247	(2,025)	12,529	(6,617)	6,134
Income tax (expense) benefit	—	1,443	(4,824)	—	(3,381)
Income (loss) including non-controlling interests	2,247	(582)	7,705	(6,617)	2,753
Income attributable to non-controlling interests	—	—	(506)	—	(506)
Net income (loss)	$2,247	$(582)	$7,199	$(6,617)	$2,247

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended June 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$184,342	$—	$184,342
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	182,917	—	182,917
Change in net unearned premium reserves	—	—	(62,339)	—	(62,339)
Net premiums earned	—	—	120,578	—	120,578
Net investment income	—	—	38,611	—	38,611
Equity in earnings of subsidiaries	20,385	2,774	25	(23,184)	—
Total revenues	20,385	2,774	159,214	(23,184)	159,189
Expenses
Loss and loss adjustment expenses incurred, net	—	—	76,053	—	76,053
Acquisition costs, net	—	—	47,498	—	47,498
General and administrative expenses	4,723	135	9,409	—	14,267
Other expenses	—	—	2,315	—	2,315
Interest expense	—	2,052	—	—	2,052
Foreign exchange losses	—	—	139	—	139
Total expenses	4,723	2,187	135,414	—	142,324
Income before income tax expense	15,662	587	23,800	(23,184)	16,865
Income tax expense	—	(213)	(495)	—	(708)
Income including non-controlling interests	15,662	374	23,305	(23,184)	16,157
Income attributable to non-controlling interests	—	—	(495)		(495)
Net income	$15,662	$374	$22,810	$(23,184)	$15,662

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six months ended June 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$397,676	$—	$397,676
Gross premiums ceded	—	—	(1,477)	—	(1,477)
Net premiums written	—	—	396,199	—	396,199
Change in net unearned premium reserves	—	—	(136,546)	—	(136,546)
Net premiums earned	—	—	259,653	—	259,653
Net investment income	—		103,529	—	103,529
Equity in earnings of subsidiaries	72,107	5,217	—	(77,324)	—
Total revenues	72,107	5,217	363,182	(77,324)	363,182
Expenses
Loss and loss adjustment expenses incurred, net	—	—	157,799	—	157,799
Acquisition costs, net	—	—	102,155	—	102,155
General and administrative expenses	5,975	220	19,780	—	25,975
Other expenses	—	—	5,016	—	5,016
Interest expense	—	3,088	—	—	3,088
Foreign exchange gains	—	—	(54)	—	(54)
Total expenses	5,975	3,308	284,696	—	293,979
Income before income tax expense	66,132	1,909	78,486	(77,324)	69,203
Income tax expense	—	(688)	(1,325)	—	(2,013)
Income including non-controlling interests	66,132	1,221	77,161	(77,324)	67,190
Income attributable to non-controlling interests	—	—	(1,058)	—	(1,058)
Net income	$66,132	$1,221	$76,103	$(77,324)	$66,132

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income (loss) including non-controlling interests	$2,247	$(582)	$7,705	$(6,617)	$2,753
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(4,561)	(2,099)	43	6,617	—
Share compensation expense	181	—	4,521	—	4,702
Net interest expense on deposit liabilities	—	—	1,331	—	1,331
Net unrealized loss on investments and derivatives	—	—	670	—	670
Net realized gain on investments and derivatives	—	—	(41,954)	—	(41,954)
Net foreign exchange gains	—	—	(10,454)	—	(10,454)
Amortization of premium and accretion of discount, net	—	88	1,925	—	2,013
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(133,672)	—	(133,672)
Deferred acquisition costs, net	—	—	(24,558)	—	(24,558)
Other assets	394	(1,442)	(970)	—	(2,018)
Interest and dividends receivable, net	—	(20)	3,332	—	3,312
Unearned premium reserves	—	—	123,687	—	123,687
Loss and loss adjustment expense reserves	—	—	79,645	—	79,645
Accounts payable and accrued expenses	(911)	10	(1,237)	—	(2,138)
Reinsurance balances payable	—	—	21,890	—	21,890
Performance fees payable to related party	—	—	2,954	—	2,954
Amounts due from (to) affiliates	8,876	4,042	(12,918)	—	—
Net cash provided by (used in) operating activities	6,226	(3)	21,940	—	28,163
Investing activities
Purchases of investments	—	—	(2,031,742)	—	(2,031,742)
Proceeds from sales of investments	—	—	1,615,954	—	1,615,954
Purchases of investments to cover short sales	—	—	(736,668)	—	(736,668)
Proceeds from short sales of investments	—	—	694,371	—	694,371
Change in due to/from brokers, net	—	—	208,886	—	208,886
Increase in securities sold under an agreement to repurchase	—	—	159,412	—	159,412
Change in restricted cash and cash equivalents	—	—	50,846	—	50,846
Contributed capital to subsidiaries	(5,000)	5,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(5,000)	5,000	—	—
Net cash provided by (used in) investing activities	(5,000)	—	(33,941)	—	(38,941)
Financing activities
Proceeds from issuance of common shares, net of costs	1,046	—	—	—	1,046
Purchases of common shares under share repurchase program	(7,389)	—	—	—	(7,389)
Increase in deposit liabilities, net	—	—	3,752	—	3,752
Dividend received by (paid to) parent	5,000	—	(5,000)	—	—
Net cash provided by (used in) financing activities	(1,343)	—	(1,248)	—	(2,591)
Net decrease in cash and cash equivalents	(117)	(3)	(13,249)	—	(13,369)
Cash and cash equivalents at beginning of period	308	5	20,094	—	20,407
Cash and cash equivalents at end of period	$191	$2	$6,845	$—	$7,038

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$66,132	$1,221	$77,161	$(77,324)	$67,190
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(72,107)	(5,217)	—	77,324	—
Share compensation expense	182	—	5,616	—	5,798
Net interest expense on deposit liabilities	—	—	1,983	—	1,983
Net unrealized loss on investments and derivatives	—	—	(48,211)	—	(48,211)
Net realized gain on investments and derivatives	—	—	(88,632)	—	(88,632)
Foreign exchange gains included in net income	—	—	(54)	—	(54)
Amortization of premium and accretion of discount, net	—	66	1,210	—	1,276
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	12,311	—	12,311
Deferred acquisition costs, net	—	—	(24,551)	—	(24,551)
Other assets	479	666	(4,152)	—	(3,007)
Interest and dividends receivable, net	—	3,022	(2,947)	—	75
Unearned premium reserves	—	—	137,771	—	137,771
Loss and loss adjustment expense reserves	—	—	35,749	—	35,749
Accounts payable and accrued expenses	2,990	355	(1,074)	—	2,271
Reinsurance balances payable	—	—	5,462	—	5,462
Performance fees payable to related party	—	—	25,059	—	25,059
Amounts due from (to) affiliates	1,586	(1,508)	(78)	—	—
Net cash provided by (used in) operating activities	(738)	(1,395)	132,623	—	130,490
Investing activities
Purchases of investments	—	—	(1,669,124)	—	(1,669,124)
Proceeds from sales of investments	—	—	1,405,097	—	1,405,097
Purchases of investments to cover short sales	—	—	(184,966)	—	(184,966)
Proceeds from short sales of investments	—	—	278,170	—	278,170
Change in due to/from brokers, net	—	—	163,472	—	163,472
Decrease in securities purchased under an agreement to sell	—	—	11,889	—	11,889
Increase in securities sold under an agreement to repurchase	—	—	10,992	—	10,992
Change in restricted cash and cash equivalents	—	—	(171,924)	—	(171,924)
Contributed capital (to) from subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent	—	158,000	267,000	(425,000)	—
Net cash provided by (used in) investing activities	(158,000)	(108,975)	110,581	—	(156,394)
Financing activities
Proceeds from issuance of common shares, net of costs	2,161	—	—	—	2,161
Proceeds from issuance of senior notes payable	—	113,224	—	—	113,224
Increase in deposit liabilities, net	—	—	178	—	178
Non-controlling interest in investment affiliate, net	—	—	(24,999)	—	(24,999)
Non-controlling interest in Catastrophe Fund	—	—	(46,886)	—	(46,886)
Non-controlling interest in Catastrophe Manager	—	—	292	—	292
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	160,161	113,224	(229,415)	—	43,970
Net increase in cash and cash equivalents	1,423	2,854	13,789	—	18,066
Cash and cash equivalents at beginning of period	140	—	28,594	—	28,734
Cash and cash equivalents at end of period	$1,563	$2,854	$42,383	$—	$46,800

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
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. We also have a corporate function that includes our investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax expense. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer. As a result, there is no further activity in the Catastrophe Risk Management segment.

Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves and the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We assume a minimal amount of property catastrophe risk and we anticipate that our property catastrophe exposures will consistently remain extremely low when compared to many other reinsurers with whom we compete.
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
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid on reinsurance contracts and payments are made on deposit accounted contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns. Float is not a concept defined by U.S. GAAP and therefore, there are no comparable U.S. GAAP measures. Net investment income on float, as a result, is considered to be a non-GAAP measure.
We believe that our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float. In addition, we expect that float will grow over time as our reinsurance operations expand.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under two long-term investment management contracts. We directly own the investments that are held in two separate accounts and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds. On June 22, 2016, Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016, the end of the term of the current agreements. These agreements have similar terms to the existing agreements, however, the management fee will be reduced from 2% to 1.5%. See Note 9 to our condensed consolidated financial statements for additional information.
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
The table below shows the key performance indicators for our consolidated business for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(25,576)	$(9,388)	$(32,199)	$(13,247)
Combined ratio (1)	119.2%	107.8%	111.9%	105.1%
Key investment return metrics:
Net investment income	$86,346	$38,611	$46,236	$103,529
Net investment return on investments managed by Third Point LLC	4.0%	1.7%	1.9%	4.8%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$13.31	$13.23	$13.31	$13.23
Diluted book value per share (2) (3)	$12.88	$12.85	$12.88	$12.85
Increase (decrease) in diluted book value per share (2)	4.1%	1.1%	0.2%	4.2%
Return on beginning shareholders’ equity (2)	4.0%	1.0%	0.2%	4.6%

(1)	See Note 22 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)	Book value per share, diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. See reconciliations below.

(3)	Prior year comparatives represent amounts as of December 31, 2015.
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to the underwriting activities. See additional information in Note 22 to our condensed consolidated financial statements.
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
Net Investment Income
Net investment income is an important measure that affects overall profitability. Net investment income is affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operations. Pursuant to our investment management agreements, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. Our investment management agreements allow us to withdraw cash from our investment accounts with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses.
We track cash flows generated by our property and casualty reinsurance operations, or float, in separate accounts that allow us to also track the net investment income generated on the float. We believe that net investment income on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operations to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of long-term incentive compensation. Net investment income on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income on float to net investment income.
Net investment income for the three and six months ended June 30, 2016 and 2015 was comprised of the following:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Net investment income on float	$19,098	9,790	$10,837	$28,365
Net investment income on capital	67,014	28,640	34,918	74,914
Net investment income on investments managed by Third Point LLC	86,112	38,430	45,755	103,279
Net gain on investment in Kiskadee Fund	234	139	481	183
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	42	—	67
Net investment income	$86,346	$38,611	$46,236	$103,529
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
Book Value Per Share and Diluted Book Value Per Share
Book value per share and diluted book value per share are non-GAAP financial measures. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders by the number of issued and outstanding shares at period end, net of treasury shares. Diluted book value per share is calculated by dividing shareholders’ equity attributable to shareholders and adjusted to include unvested restricted shares and the exercise of all in-the-money options and warrants. For unvested restricted shares with a performance condition, we include the unvested restricted shares for which we consider vesting to be probable. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
For the three months ended June 30, 2016, book value per share increased by $0.55 per share, or 4.3%, and diluted book value per share increased by $0.51 per share, or 4.1%. For the six months ended June 30, 2016, book value per share increased by $0.08 per share, or 0.6%, and diluted book value per share increased by $0.03 per share, or 0.2%. The increases were primarily due to net income in the periods.

The following table sets forth the computation of basic and diluted book value per share as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Total shareholders’ equity	$1,396,995	$1,395,883
Less: non-controlling interests	(16,663)	(16,157)
Shareholders’ equity attributable to shareholders	1,380,332	1,379,726
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	57,024	58,070
Diluted book value per share numerator:	$1,483,868	$1,484,308
Basic and diluted book value per share denominator:
Issued and outstanding shares, net of treasury shares	103,716,629	104,256,745
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	5,683,740	5,788,391
Effect of dilutive restricted shares issued to directors and employees (1)	1,157,384	837,277
Diluted book value per share denominator:	115,208,916	115,533,576

Basic book value per share	$13.31	$13.23
Diluted book value per share	$12.88	$12.85

(1)
As of June 30, 2016, the effect of dilutive restricted shares issued to directors and employees was comprised of 348,755 of restricted shares with a service condition only and 808,629 of restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders. We believe this metric is used by investors to supplement measures of our profitability. For the periods ended June 30, 2016, we have also adjusted the beginning shareholders’ equity for the impact of the shares repurchased on a weighted average basis. This adjustment increased the stated returns on beginning shareholders’ equity.
Return on beginning shareholders’ equity for the three and six months ended June 30, 2016 and 2015 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in thousands)
Net income	$53,376	$15,662	$2,247	$66,132
Shareholders’ equity attributable to shareholders - beginning of period	1,331,247	1,506,581	1,379,726	1,451,913
Impact of weighting related to shareholders’ equity from shares repurchased	(2,609)	—	(1,305)	—
Adjusted shareholders’ equity attributable to shareholders - beginning of period	$1,328,638	$1,506,581	$1,378,421	$1,451,913
Return on beginning shareholders’ equity	4.0%	1.0%	0.2%	4.6%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
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
Other expenses consist of investment credit expenses on deposit and reinsurance contracts and changes in the fair value of embedded derivatives in our deposit and reinsurance contracts.
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
There have been no material changes in our critical accounting estimates for the six months ended June 30, 2016. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2015 Form 10-K.
Business Outlook
The reinsurance markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, as defined by the availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers and reinsurers. Historically, underwriting capacity has been affected by several factors, including industry losses, the impact of catastrophes, changes in legal and regulatory guidelines, new entrants and investment results including interest rate levels and the credit ratings and financial strength of competitors.
While management believes pricing remains adequate for certain types of business on which we focus, there is significant underwriting capacity currently available.  Market conditions remain challenging, having deteriorated in the period, and we believe could deteriorate further in the near term.  We believe excess capacity is due to strong retained earnings in the reinsurance industry primarily as a result of historically low catastrophe losses in recent years, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants with similar total return business models to ours. While we do not participate in the property catastrophe excess of loss reinsurance segment, we believe that traditional reinsurers facing extreme price pressure in this segment are more aggressively pursuing our targeted lines of business.

We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. An example of a dislocated market where there is significant demand for reinsurance is the U.S. mortgage market. After suffering severe losses during the financial crisis of 2008, private mortgage insurers and the government sponsored mortgage lenders have been recapitalized and we believe reinsurance is an increasingly important component of their capital structure.
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
Consolidated Results of Operations—Three and six months ended June 30, 2016 and 2015:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2016 and 2015:

	Three months ended			Six months ended
	June 30, 2016	June 30, 2015	Increase (decrease)	June 30, 2016	June 30, 2015	Increase (decrease)
	($ in thousands)
Net underwriting loss (1)	$(25,576)	$(9,388)	$16,188	$(32,199)	$(13,247)	$18,952
Net investment income	86,346	38,611	47,735	46,236	103,529	(57,293)
Net investment return on investments managed by Third Point LLC	4.0%	1.7%	2.3%	1.9%	4.8%	(2.9)%
General and administrative expenses (2)	(4,158)	(7,827)	(3,669)	(8,384)	(12,735)	(4,351)
Other expenses	(3,173)	(2,315)	858	(5,879)	(5,016)	863
Interest expense	(2,046)	(2,052)	(6)	(4,094)	(3,088)	1,006
Foreign exchange gains (losses)	8,068	(139)	8,207	10,454	54	10,400
Income tax expense	(5,310)	(708)	4,602	(3,381)	(2,013)	1,368
Net income	$53,376	$15,662	$37,714	$2,247	$66,132	$(63,885)

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.
A key driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income. See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income for the three and six months ended June 30, 2016 compared to the prior year periods were primarily due to the following:

•
The increase in net underwriting loss and related combined ratio primarily reflects adverse development on certain contracts and continued deterioration in market conditions. See “Segment Results” below for additional details.

•
The decrease in general and administrative expenses related to corporate activities for the three and six months ended June 30, 2016 compared to the prior year periods was primarily due to greater payroll and related expenses as a result of separation costs in the prior year periods and lower share compensation expense in the current year periods.

•
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for the current six months include a full six months of interest expense.

•
The foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds where the United States dollar strengthened in the the current year period.

•
The income tax expense for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 is a result of withholding taxes on certain investment transactions and taxable income generated our U.S. subsidiaries.

Segment Results—Three and six months ended June 30, 2016 and 2015.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance. We have also identified a corporate function that includes investment results, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax expense.

Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period change for the Property and Casualty Reinsurance segment for the three and six months ended June 30, 2016 and 2015:

	Three months ended			Six months ended
	June 30, 2016	June 30, 2015	Increase (decrease)	June 30, 2016	June 30, 2015	Increase (decrease)
	($ in thousands)
Gross premiums written	$196,866	$184,191	$12,675	$394,022	$397,574	$(3,552)
Net premiums earned	133,122	120,382	12,740	269,924	259,499	10,425
Loss and loss adjustment expenses incurred, net	104,131	76,053	28,078	188,807	157,799	31,008
Acquisition costs, net	48,482	47,475	1,007	100,169	102,138	(1,969)
General and administrative expenses	6,085	6,242	(157)	13,147	12,809	338
Net underwriting loss	(25,576)	(9,388)	16,188	(32,199)	(13,247)	18,952
Net investment income on float	19,098	9,790	9,308	10,837	28,365	(17,528)
Other expenses	(3,173)	(2,315)	858	(5,879)	(5,016)	863
Segment income (loss)	$(9,651)	$(1,913)	$(7,738)	$(27,241)	$10,102	$(37,343)
Underwriting ratios (1):
Loss ratio	78.2%	63.2%	15.0%	69.9%	60.8%	9.1%
Acquisition cost ratio	36.4%	39.4%	(3.0)%	37.1%	39.4%	(2.3)%
Composite ratio	114.6%	102.6%	12.0%	107.0%	100.2%	6.8%
General and administrative expense ratio	4.6%	5.2%	(0.6)%	4.9%	4.9%	—%
Combined ratio	119.2%	107.8%	11.4%	111.9%	105.1%	6.8%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation provisions or can be canceled or terminated upon agreement from both parties; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.

The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three and six months ended June 30, 2016 and 2015:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	($ in thousands)
Property	$7,257	3.7%	$27,535	14.9%	$7,082	1.8%	$48,991	12.3%
Casualty	149,129	75.7%	149,157	81.0%	160,506	40.7%	159,009	40.0%
Specialty	40,480	20.6%	7,499	4.1%	226,434	57.5%	189,574	47.7%
	$196,866	100.0%	$184,191	100.0%	$394,022	100.0%	$397,574	100.0%
The increase in gross premiums written of $12.7 million, or 6.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was driven by:
Factors resulting in increases:

•
We recorded net changes in premium estimates relating to prior periods of $49.1 million and $(1.2) million for the three months ended June 30, 2016 and 2015, respectively. The changes in premium estimates for the three months ended June 30, 2016 were primarily due to two specialty contracts where clients provided updated projections indicating that they expected to write more business than initially expected.

•	We wrote $18.1 million of new business for the three months ended June 30, 2016, of which $16.6 million was casualty business and $1.5 million was specialty business.

•
We recognized a net increase in premium of $14.2 million the three months ended June 30, 2016 related to the net impact of contract extensions and cancellations with no comparable premium in the comparable periods.

•
Changes in renewal premiums for the three months ended June 30, 2016 resulted in a net increase in premiums of $0.6 million primarily due to increases in participations and underlying premium volume on contracts that renewed in the period.

Factors resulting in decreases:

•
We recognized $38.7 million of premium in the three months ended June 30, 2015 that did not renew in the three months ended June 30, 2016, consisting of $23.6 million for contracts that we made a decision not to renew in 2016 due to changes in pricing and/or terms and conditions and $15.1 million for contracts that were not subject to renewal in 2016.

•
We recognized $49.3 million of premium in the three months ended June 30, 2015 related to contracts that were subject to renewal in the current period where we agreed to extend the existing contracts for a period of less than one year resulting in $17.5 million of premium recognized in the three months ended June 30, 2016 for these contracts.

The decrease in gross premiums written of $3.6 million, or 0.9%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was driven by:
Factors resulting in decreases:

•
We recognized $78.2 million of premium in the six months ended June 30, 2015 that did not renew in the six months ended June 30, 2016, consisting of $54.7 million for contracts that we made a decision not to renew in 2016 due to changes in pricing and/or terms and conditions and $23.5 million for contracts that were not subject to renewal in 2016.

•
We recognized $49.3 million of premium in the six months ended June 30, 2015 related to contracts that were subject to renewal in the current period where we agreed to extend the existing contracts for a period of less than one year resulting in $17.5 million of premium recognized in the six months ended June 30, 2016 for these contracts.

Factors resulting in increases:

•	We wrote $54.5 million of new business for the six months ended June 30, 2016, of which $37.8 million was specialty business and $16.7 million new casualty business.

•
We recognized a net increase in premium of $28.2 million the six months ended June 30, 2016 related to the net impact of contract extensions and cancellations with no comparable premium in the comparable periods.

•
Changes in renewal premiums for the six months ended June 30, 2016 resulted in a net increase in premiums of $15.4 million primarily due to increases in participations and underlying premium volume on contracts that renewed in the year. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded increases in premium estimates relating to prior periods of $33.4 million and $25.1 million for the six months ended June 30, 2016 and 2015, respectively. The changes in premium estimates for the six months ended June 30, 2016 and 2015 were due to several contracts where clients provided updated projections indicating that they expected to write more business than initially expected.

Net Premiums Earned
The increase in net premiums earned for the three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015 was primarily due to a larger in-force underwriting portfolio.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. Our net loss and loss adjustment expenses and acquisition costs and related ratios are affected by changes in mix of business, deterioration in market conditions and prior year reserve development. The following is a summary of reserve development for the three and six months ended June 30, 2016 and 2015:
For the three months ended June 30, 2016, we incurred $14.7 million, or 11.0 percentage points, of net adverse prior years’ reserve development. The $14.7 million of net adverse prior years’ reserve development for the three months ended June 30, 2016 was accompanied by net decreases of $1.8 million in acquisition costs, resulting in a net increase of $12.9 million in net underwriting loss, or 9.7 percentage points. The net impact of the adverse loss development was primarily due to:

•
$4.4 million of net adverse underwriting loss development relating to one multi-line contract written since 2014. This contract contains underlying commercial auto physical damage and auto extended warranty exposure. The adverse loss experience is a result of an increase in the number of reported claims and inadequate pricing in certain segments of the underlying business;

•
$4.3 million of net adverse underwriting loss development relating to a workers’ compensation contract written in 2012, 2013, and 2014 under which we have been experiencing claims developing with higher than anticipated severity, which led to an increase in our previous loss assumptions on this contract;

•
$2.7 million of net adverse underwriting loss development relating to our Florida homeowners’ reinsurance contracts primarily as a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters, which has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses. Contracts for which we experienced this adverse loss development have not been renewed; and

•
$1.9 million of net adverse underwriting loss development relating to non-standard auto contracts during the period, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection.

For the three months ended June 30, 2015, we incurred $0.9 million, or 0.7 percentage points, of net favorable prior years’ reserve development. The net $0.9 million of net favorable prior years’ reserve development was accompanied by net increases of $2.9 million in acquisition costs, resulting in a net increase of $2.0 million in net underwriting loss. The net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree. The adverse development for the three months ended June 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
For the six months ended June 30, 2016, we incurred $14.4 million, or 5.3 percentage points, of net adverse prior years’ reserve development. The $14.4 million of net adverse prior years’ reserve development for the six months ended June 30, 2016 was accompanied by net decreases of $1.9 million in acquisition costs, resulting in a net increase of $12.5 million in net underwriting loss, or 4.6 percentage points. As a result of limited loss development in the first quarter of 2016, the drivers of the adverse loss development for the six months ended June 30, 2016 are the same as for the three months ended June 30, 2016, which are explained above.
For the six months ended June 30, 2015, we incurred $7.0 million, or 2.7 percentage points, of net favorable prior years’ reserve development. The net $7.0 million of net favorable prior years’ reserve development was accompanied by net increases of $10.0 million in acquisition costs, resulting in a net increase of $3.0 million in net underwriting loss. The $3.0 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree. The adverse development for the six months ended June 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
Acquisition Costs
Acquisition costs include commission, brokerage and excise taxes. Acquisition costs are presented net of commissions on reinsurance ceded. The reinsurance contracts we write have a wide range of acquisition cost ratios. As a result, our acquisition cost ratio can vary significantly from period to period depending on the mix of business. For example, our property quota share contracts have a higher initial acquisition cost ratio compared to other casualty and specialty lines. Furthermore, a number of our contracts have a sliding scale commission or profit commission feature that will vary depending on the expected loss expense for the contract. As a result, changes in estimates of loss and loss adjustment expenses on a contract can result in changes in the sliding scale commissions or profit commissions and a contract’s overall acquisition cost ratio.
In general, our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios.
Net Investment Income
Net investment income allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The change in net investment income on float for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to the change in investment returns compared to the prior year periods. See the discussion of net investment income under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC.
General and Administrative Expenses
The decrease in general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to the reduction in stock compensation expense accruals on restricted shares with performance conditions reflecting the deterioration in our underwriting results in the period, partially offset by higher payroll and related employee costs.

The increase in general and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to higher payroll and related employee costs, partially offset by the reduction in stock compensation expense accruals on restricted shares with performance conditions reflecting deterioration in our underwriting results in the period.
Corporate Function
The following table sets forth net income and the period over period change for the Corporate Function for the three and six months ended June 30, 2016 and 2015:

	Three months ended			Six months ended
	June 30, 2016	June 30, 2015	Increase (decrease)	June 30, 2016	June 30, 2015	Increase (decrease)
	($ in thousands)
Net investment income on capital	$67,248	$28,778	$38,470	$35,399	$75,096	$(39,697)
General and administrative expenses	(4,158)	(7,827)	(3,669)	(8,384)	(12,735)	(4,351)
Interest expense	(2,046)	(2,052)	(6)	(4,094)	(3,088)	1,006
Foreign exchange gains (losses)	8,068	(139)	8,207	10,454	54	10,400
Income tax expense	(5,310)	(708)	4,602	(3,381)	(2,013)	1,368
Segment loss attributable to non-controlling interests	(775)	(431)	(344)	(506)	(1,074)	568
Segment income	$63,027	$17,621	$45,406	$29,488	$56,240	$(26,752)
Investment Results
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Long/short equities	0.3%	1.1%	(0.7)%	2.4%
Asset-backed securities	0.3%	1.1%	(0.5)%	2.1%
Corporate and sovereign credit	3.5%	(0.4)%	4.2%	0.2%
Macro and other	(0.1)%	(0.1)%	(1.1)%	0.1%
	4.0%	1.7%	1.9%	4.8%

S&P 500 Total Return Index	2.5%	0.3%	3.8%	1.2%
The positive return for the three months ended June 30, 2016 was primarily a result of Third Point LLC’s credit portfolios.Within credit, we saw positive performance in our sovereign, structured and corporate portfolios. Our investment accounts benefited from positive attribution from each sub-strategy with the exception of the macro and other category.  Within equities, significant gains in the healthcare and industrials sectors were partially offset by modest losses in hedges and the technology, media and telecommunications sector.
The strong performance in the second quarter outweighed moderate losses in the first quarter to generate positive returns for the first sixth months of 2016, driven by Third Point LLC’s corporate and sovereign credit portfolios. Negative returns in other strategies were primarily attributable to losses in our long equity and structured credit portfolios. Outperformance from several core portfolio positions within our long equity portfolio were more than offset by the losses from one healthcare position in the six months ended June 30, 2016. The macro and other category reduced returns in the first half of 2016 as a result of a markdown of a private position and negative performance from several currency and macroeconomic hedges.

Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a list of risks and factors that could adversely impact our investments results.
All of our assets managed by Third Point LLC are held in separate accounts and managed under two investment management agreements whereby TP GP, an affiliate of Third Point LLC, has a non-controlling interest in the assets held in the separate accounts. The value of the non-controlling interests is equal to the amounts invested by TP GP, plus performance fees paid earned by TP GP and investment gains and losses thereon.
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
General and Administrative Expenses
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The decrease for the three and six months ended June 30, 2016 compared to the prior year periods was primarily due to separations costs in the prior year periods and lower stock compensation expense in current year periods.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense of $2.0 million and $4.1 million for the three and six months ended June 30, 2016, respectively, compared to $2.1 million and $3.1 million the three and six months ended June 30, 2015.
Foreign Exchange Gains (Losses)
The increase in foreign exchange gains in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds where the United States dollar strengthened in the current year periods.
Income Taxes
See Note 14 to our consolidated financial statements for additional information regarding income taxes. The increase in tax expense for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to withholding taxes on our investment portfolio.
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
As of June 30, 2016, $1,432.8 million, or 51.7% (December 31, 2015 - $1,182.3 million, or 51.0%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
As of June 30, 2016, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $255.6 million (December 31, 2015 - $261.1 million). Third Point Re USA is also restricted by the amount of capital and surplus that is available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement that Third Point Re has entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), Third Point Re must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million. Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $19.0 million as of June 30, 2016 (December 31, 2015 - $11.1 million).
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital in each of our operating subsidiaries to support our current ratings from A.M. Best. After four years of significant premium growth and float generation, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given the continued deterioration in market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.
Liquidity and Cash Flows
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes and general and administrative expenses and to purchase investments.

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
Operating, investing and financing cash flows for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
	($ in thousands)
Net cash provided by operating activities	$28,163	$130,490
Net cash used in investing activities	(38,941)	(156,394)
Net cash provided by (used in) financing activities	(2,591)	43,970
Net increase (decrease) in cash and cash equivalents	(13,369)	18,066
Cash and cash equivalents at beginning of period	20,407	28,734
Cash and cash equivalents at end of period	$7,038	$46,800
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The decrease in cash flows from operating activities in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to lower float generated from our reinsurance operations in the six months ended June 30, 2016 compared to six months ended June 30, 2015. Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.
For the six months ended June 30, 2016 and 2015, we contributed $36.6 million and $166.6 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP. The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Cash flows used in investment activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the six months ended June 30, 2016 and June 30, 2015 primarily reflects the investment of float generated from our reinsurance operations. Cash flows used in investing activities for the six months ended June 30, 2015 also reflects the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA.
In February 2015, we completed a public offering of Notes issued by TPRUSA and guaranteed by Third Point Reinsurance Ltd. pursuant to a registration statement on Form S-3, from which we received net proceeds of approximately $113.2 million, after deducting underwriting discounts and other offering costs. We used the net proceeds to TPRUSA, together with a capital contribution received indirectly from Third Point Re, to fund an aggregate contribution of $267.0 million for the initial capitalization of Third Point Re USA.
Cash flows used in financing activities for the six months ended June 30, 2016 consisted of $7.4 million of shares repurchased offset by contributions received on deposit liability contracts and proceeds from the exercise of stock options. Cash flows from financing activities for the six months ended June 30, 2015 consisted primarily of the proceeds from issuance of the Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund.
For the period from inception until June 30, 2016, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015 and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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
Restricted cash and cash equivalents and restricted investments increased by $57.6 million , or 9.2%, to $680.6 million as of June 30, 2016 from $623.0 million as of December 31, 2015. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral partially offset by lower letter of credit usage. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of June 30, 2016, $241.3 million (December 31, 2015 - $270.4 million) of letters of credit, representing 48.3% of the total available facilities, had been issued (December 31, 2015 - 49.2% (based on total available facilities of $550.0 million)).
Under the facilities, we provide collateral that consists of cash and cash equivalents. U.S. treasuries and sovereign debt. As of June 30, 2016, total cash and cash equivalents with a fair value of $241.3 million (December 31, 2015 - $270.8 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment

Accounts through prime brokerage arrangements. See Note 6 to our condensed consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.The collateral amounts are included in restricted cash and cash equivalents and debt securities in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of June 30, 2016.
Financial Condition
Shareholders’ equity
As of June 30, 2016, total shareholders’ equity was $1,397.0 million, compared to $1,395.9 million as of December 31, 2015. The increase was primarily due to share compensation expense of $5.7 million, net income of $2.2 million and an increase of $0.5 million in non-controlling interests, partially offset by share repurchases of $7.4 million in the current year period.
Investments
As of June 30, 2016, total cash and net investments managed by Third Point LLC was $2,133.6 million, compared to $2,062.8 million as of December 31, 2015. The increase was primarily due to float of $36.6 million generated by our reinsurance operations and net investment income on investments managed by Third Point LLC of $45.8 million.
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
As of June 30, 2016, we had an unfunded capital commitment of $3.5 million related to our investment in the Hellenic Fund (see Note 17 to our condensed consolidated financial statements for additional information).
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
As of June 30, 2016, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of June 30, 2016, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $103.3 million, or 4.7% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $219.7 million, or 9.6%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities, generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of June 30, 2016, loss and loss adjustment expense reserves included $90.9 million (December 31, 2015 - $98.2 million) and reinsurance balances payable included $14.6 million in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts securing reinsurance liabilities of $116.5 million as of June 30, 2016 (December 31, 2015 - $116.7 million) and reinsurance assets of $3.4 million as of December 31, 2015.  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC and are included in the foreign currency investment exposures described below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2016, our total net short exposure to foreign denominated securities represented 4.1% (December 31, 2015 - 6.3%) of our investment portfolio including cash and cash equivalents, of $88.6 million (December 31, 2015 - $130.8 million).

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of June 30, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Saudi Arabian Riyal	$10,126	0.47%	$(10,126)	(0.47)%
Euro	1,110	0.05%	(1,110)	(0.05)%
Japanese Yen	197	0.01%	(197)	(0.01)%
British Pound	(1,991)	(0.09)%	1,991	0.09%
Other	(585)	(0.03)%	585	0.03%
Total	$8,857	0.41%	$(8,857)	(0.41)%
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
The effect of interest rate movements have historically not had a material impact on the performance of our investment portfolio as managed by Third Point LLC. However, our investment manager monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(33,419)	(1.5)%	$36,834	1.7%
Asset Backed Securities(1)	(9,984)	(0.5)%	10,846	0.5%
Net exposure to interest rate risk	$(43,403)	(2.0)%	$47,680	2.2%

(1)
Includes instruments for which durations are available on June 30, 2016. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of June 30, 2016, our investment portfolio had commodity exposure of 2.5% of net investments managed by Third Point LLC.
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
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance. We have written $156.3 million of credit and financial lines premium since inception, which consists primarily of exposure to mortgage insurance credit risks.  The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.  We also wrote a financial lines retrocessional cover that includes mortgage risk.
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
As of June 30, 2016 and December 31, 2015, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	June 30, 2016		December 31, 2015
	($ in thousands)
Re-REMIC (1)	$114,085	31.8%	$195,889	39.6%
Subprime RMBS	154,479	43.1%	174,777	35.3%
Collateralized debt obligations	16,812	4.7%	50,455	10.2%
Other (2)	73,311	20.4%	73,602	14.9%
	$358,687	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of June 30, 2016, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 13.1% (December 31, 2015 - 19.2%) of total cash and investments as of June 30, 2016. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of June 30, 2016, we had $1,432.8 million (December 31, 2015 - $1,182.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
Political Risk
Investments
We are exposed to political risk to the extent our investment manager trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material impact on our investment strategy and underwriting operations.
In managing our investment portfolio, Third Point LLC routinely monitors and assesses relative levels of risk associated with local political and market conditions and focuses its investments primarily in countries in which it believes the rule of law is respected and followed, thereby affording more predictable outcomes of investments in that country.
Reinsurance Contracts
We also have political risk exposure in several reinsurance contracts with companies that write political risk insurance.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2016 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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

If we are subject to disputes in the ordinary course of our business, we anticipate engaging in discussions with the parties to the applicable contract to seek to resolve the matter. If such discussions are unsuccessful, we anticipate invoking the dispute resolution provisions of the relevant contract, which typically provide for the parties to submit to arbitration or litigation, as applicable, to resolve the dispute.
There are currently no material legal proceedings to which we or our subsidiaries are a party.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended June 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2016 - April 30, 2016	—	$—	—	$—
May 1, 2016 - May 31, 2016	387,777	11.38	387,777	95,586,535
June 1, 2016 - June 30, 2016	256,991	11.58	256,991	92,611,129
Total	644,768	$11.46	644,768	$92,611,129
(1) Including commissions.
(2) On May 4, 2016, our Board of Directors authorized a common share repurchase program for up to an aggregate of $100.0 million of the Company’s outstanding common shares.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.1
Amended and Restated Joint Venture and Investment Management Agreement dated as of June 22, 2016 by and among Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., Third Point LLC and Third Point Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016)

10.2
Amended and Restated Joint Venture and Investment Management Agreement dated as of June 22, 2016 by and among Third Point Re (USA) Holdings Inc., Third Point Reinsurance (USA) Ltd., Third Point LLC and Third Point Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016)

10.3.4	Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of May 4, 2016
10.4.2	Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III dated as of May 4, 2016
10.32.2	Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta dated as of April 1, 2016
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: August 5, 2016
/s/ John R. Berger
John R. Berger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)