Form 10-Q
period 2016-09-30
Third Point Reinsurance Ltd.
filed 2016-11-04
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 2, 2016, there were 106,383,928 common shares of the registrant’s common shares issued and outstanding, including 1,739,031 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2016 and December 31, 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2016	December 31, 2015
Assets
Equity securities, trading, at fair value (cost - $1,502,824; 2015 - $1,156,369)	$1,622,938	$1,231,077
Debt securities, trading, at fair value (cost - $1,030,848; 2015 - $1,049,652)	1,079,132	1,034,247
Other investments, at fair value	49,664	51,920
Total investments in securities	2,751,734	2,317,244
Cash and cash equivalents	20,982	20,407
Restricted cash and cash equivalents	365,451	330,915
Due from brokers	284,170	326,971
Derivative assets, at fair value	22,565	35,337
Interest and dividends receivable	11,756	10,687
Reinsurance balances receivable	448,450	294,313
Deferred acquisition costs, net	255,379	197,093
Other assets	17,101	12,141
Total assets	$4,177,588	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$13,508	$11,966
Reinsurance balances payable	47,713	24,119
Deposit liabilities	105,207	83,955
Unearned premium reserves	668,980	531,710
Loss and loss adjustment expense reserves	565,682	466,047
Securities sold, not yet purchased, at fair value	198,393	314,353
Securities sold under an agreement to repurchase	55,880	8,944
Due to brokers	894,856	574,962
Derivative liabilities, at fair value	11,472	15,392
Performance fee payable to related party	24,846	—
Interest and dividends payable	1,772	4,400
Senior notes payable, net of deferred costs	113,510	113,377
Total liabilities	2,701,819	2,149,225
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 106,383,928 (2015 - 105,479,341))	10,638	10,548
Treasury shares (644,768 shares (2015 - nil shares))	(7,389)	—
Additional paid-in capital	1,090,975	1,080,591
Retained earnings	362,915	288,587
Shareholders’ equity attributable to shareholders	1,457,139	1,379,726
Non-controlling interests	18,630	16,157
Total shareholders’ equity	1,475,769	1,395,883
Total liabilities and shareholders’ equity	$4,177,588	$3,545,108

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues
Gross premiums written	$142,573	$205,583	$536,595	$603,259
Gross premiums ceded	(927)	(375)	(2,352)	(1,852)
Net premiums written	141,646	205,208	534,243	601,407
Change in net unearned premium reserves	(13,463)	3,597	(136,136)	(132,949)
Net premiums earned	128,183	208,805	398,107	468,458
Net investment income (loss)	88,356	(193,156)	134,592	(89,627)
Total revenues	216,539	15,649	532,699	378,831
Expenses
Loss and loss adjustment expenses incurred, net	85,015	158,537	273,822	316,336
Acquisition costs, net	45,127	50,509	145,296	152,664
General and administrative expenses	12,354	9,822	33,885	35,797
Other expenses	347	670	6,226	5,686
Interest expense	2,069	2,074	6,163	5,162
Foreign exchange gains	(3,905)	(746)	(14,359)	(800)
Total expenses	141,007	220,866	451,033	514,845
Income (loss) before income tax (expense) benefit	75,532	(205,217)	81,666	(136,014)
Income tax (expense) benefit	(2,484)	7,781	(5,865)	5,768
Income (loss) including non-controlling interests	73,048	(197,436)	75,801	(130,246)
(Income) loss attributable to non-controlling interests	(967)	1,721	(1,473)	663
Net income (loss)	$72,081	$(195,715)	$74,328	$(129,583)
Earnings (loss) per share
Basic	$0.69	$(1.88)	$0.71	$(1.25)
Diluted	$0.68	$(1.88)	$0.70	$(1.25)
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	103,780,196	104,117,448	104,055,946	103,931,871
Diluted	105,795,313	104,117,448	105,590,668	103,931,871

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	2016	2015
Common shares
Balance, beginning of period	$10,548	$10,447
Issuance of common shares	90	101
Balance, end of period	10,638	10,548
Treasury shares
Balance, beginning of period	—	—
Repurchase of common shares	(7,389)	—
Balance, end of period	(7,389)	—
Additional paid-in capital
Balance, beginning of period	1,080,591	1,065,489
Issuance of common shares, net	3,788	4,233
Share compensation expense	6,596	8,605
Balance, end of period	1,090,975	1,078,327
Retained earnings
Balance, beginning of period	288,587	375,977
Income (loss) including non-controlling interests	75,801	(130,246)
(Income) loss attributable to non-controlling interests	(1,473)	663
Balance, end of period	362,915	246,394
Shareholders’ equity attributable to shareholders	1,457,139	1,335,269
Non-controlling interests
Balance, beginning of period	16,157	100,135
Non-controlling interest in investment affiliate, net	1,000	(24,137)
Non-controlling interest in Catastrophe Fund	—	(59,705)
Non-controlling interest in Catastrophe Fund Manager	—	292
Income (loss) attributable to non-controlling interests	1,473	(663)
Balance, end of period	18,630	15,922
Total shareholders’ equity	$1,475,769	$1,351,191

The accompanying Notes to the Condensed Consolidated Financial Statements are
an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2016 and 2015
(expressed in thousands of U.S. dollars)

	2016	2015
Operating activities
Income (loss) including non-controlling interests	$75,801	$(130,246)
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by operating activities:
Share compensation expense	6,596	8,605
Net interest (income) expense on deposit liabilities	(507)	3,170
Net unrealized (gain) loss on investments and derivatives	(90,675)	165,202
Net realized gain on investments and derivatives	(62,316)	(91,712)
Net foreign exchange gains	(14,359)	(800)
Amortization of premium and accretion of discount, net	4,954	478
Changes in assets and liabilities:
Reinsurance balances receivable	(145,593)	2,585
Deferred acquisition costs, net	(58,286)	(36,550)
Other assets	(4,960)	(10,897)
Interest and dividends receivable, net	(3,697)	(6,452)
Unearned premium reserves	137,270	133,756
Loss and loss adjustment expense reserves	111,014	144,253
Accounts payable and accrued expenses	1,518	2,213
Reinsurance balances payable	24,013	7,916
Performance fee payable to related party	24,846	—
Net cash provided by operating activities	5,619	191,521
Investing activities
Purchases of investments	(2,803,862)	(2,621,367)
Proceeds from sales of investments	2,533,656	2,274,201
Purchases of investments to cover short sales	(978,039)	(371,635)
Proceeds from short sales of investments	854,689	488,601
Change in due to/from brokers, net	362,695	137,054
Decrease in securities purchased under an agreement to sell	—	29,852
Increase in securities sold under an agreement to repurchase	46,936	—
Change in restricted cash and cash equivalents	(34,536)	(187,121)
Net cash used in investing activities	(18,461)	(250,415)
Financing activities
Proceeds from issuance of common shares, net of costs	3,878	4,334
Purchases of common shares under share repurchase program	(7,389)	—
Proceeds from issuance of senior notes payable, net of costs	—	113,220
Increase in deposit liabilities, net	15,928	6,975
Non-controlling interest in investment affiliate, net	1,000	(24,137)
Non-controlling interest in Catastrophe Fund	—	(59,705)
Non-controlling interest in Catastrophe Fund Manager	—	292
Net cash provided by financing activities	13,417	40,979
Net increase (decrease) in cash and cash equivalents	575	(17,915)
Cash and cash equivalents at beginning of period	20,407	28,734
Cash and cash equivalents at end of period	$20,982	$10,819
Supplementary information
Interest paid in cash	$19,605	$7,675
Income taxes paid in cash	$3,775	$3,074

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
The results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full calendar year.

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
Recently issued accounting standards
Issued and effective as of September 30, 2016
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
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
Issued but not yet effective as of September 30, 2016
In May 2015, the FASB issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts (ASU 2015-09). ASU 2015-09 amends ASC 944 (Financial Services - Insurance) to expand the disclosures that an insurance entity must provide about its short-duration insurance contracts. Under ASU 2015-09, the FASB focused on targeted improvements to provide users with additional information about insurance liabilities, including the nature, amount, timing, and uncertainty of future cash flows related to insurance liabilities. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will include the additional new disclosures in its consolidated financial statements as of and for the year ending December 31, 2016 and interim periods thereafter.

In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2016. This new accounting standard is not expected to have a material impact on the Company’s condensed consolidated financial statements when it becomes effective.
In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This new accounting standard is not expected to have a material impact on the Company’s condensed consolidated financial statements when it becomes effective.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This new accounting standard is not expected to have a material impact on the Company’s condensed consolidated financial statements when it becomes effective.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (ASU 2016-15). ASU 2016-15 intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In October 2016, the FASB issued Accounting Standards Update 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (ASU 2016-17). ASU 2016-17 alters how the Company needs to consider indirect interests in a variable interest entity held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$195,257	$270,755
Restricted cash securing other reinsurance contracts (2)	170,194	60,160
Total restricted cash and cash equivalents	365,451	330,915
Restricted investments securing other reinsurance contracts (2)	333,742	292,111
Total restricted cash and cash equivalents and restricted investments	$699,193	$623,026

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
4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	September 30, 2016	December 31, 2015
Assets	($ in thousands)
Total investments in securities	$2,724,518	$2,290,779
Cash and cash equivalents	11	57
Restricted cash and cash equivalents	365,451	330,915
Due from brokers	284,170	326,971
Derivative assets	22,565	35,337
Interest and dividends receivable	11,756	10,687
Total assets	3,408,471	2,994,746
Liabilities and non-controlling interest
Accounts payable and accrued expenses	783	770
Securities sold, not yet purchased	198,393	314,353
Securities sold under an agreement to repurchase	55,880	8,944
Due to brokers	894,856	574,962
Derivative liabilities	11,472	15,392
Performance fee payable to related party	24,846	—
Interest and dividends payable	737	1,345
Non-controlling interest	18,630	16,157
Total liabilities and non-controlling interest	1,205,597	931,923
Total net investments managed by Third Point LLC	$2,202,874	$2,062,823
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of September 30, 2016, securities valued at $380.1 million (December 31, 2015 - $570.9 million), representing 13.8% (December 31, 2015 - 24.5%) of investments in securities and derivative assets, and $2.0 million (December 31, 2015 - $1.5 million), representing 0.9% (December 31, 2015 - 0.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
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
As of September 30, 2016, the Company had $48.0 million (December 31, 2015 - $31.0 million) of investments fair valued by the Company’s Investment Manager representing approximately 1.7% (December 31, 2015 - 1.3%) of total investments in securities and derivative assets of which 99.4% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As of September 30, 2016 and December 31, 2015, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	September 30, 2016		December 31, 2015
	($ in thousands)
Re-REMIC (1)	$50,318	18.7%	$195,889	39.6%
Subprime RMBS	118,787	44.1%	174,777	35.3%
Collateralized debt obligations	14,208	5.3%	50,455	10.2%
Market place loans	35,971	13.4%	13,247	2.7%
Other (2)	49,934	18.5%	60,355	12.2%
	$269,218	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, Non-U.S. RMBS and student loans ABS.
As of September 30, 2016, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the net asset value (“NAV”) of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the condensed consolidated statements of income (loss).
The Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  As of September 30, 2016, the Company had no remaining commitments. For the nine months ended September 30, 2016, the Company made withdrawals of $0.3 million (2015 - $nil). The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager, and was $27.2 million as of September 30, 2016. The resulting net gains or losses are reflected in the condensed consolidated statements of income (loss).
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,578,758	$4,131	$—	$1,582,889
Private common equity securities	—	—	3,433	3,433
Private preferred equity securities	—	—	36,616	36,616
Total equities	1,578,758	4,131	40,049	1,622,938
Asset-backed securities	—	266,423	2,795	269,218
Bank debt	—	50,215	—	50,215
Corporate bonds	—	224,612	8,333	232,945
U.S. Treasury securities	—	257,678	—	257,678
Sovereign debt	—	269,076	—	269,076
Total debt securities	—	1,068,004	11,128	1,079,132
Options	4,349	2,006	—	6,355
Rights and warrants	118	—	—	118
Trade claims	—	8,773	—	8,773
Total other investments	4,467	10,779	—	15,246
Derivative assets (free standing)	1,572	20,993	—	22,565
	$1,584,797	$1,103,907	$51,177	2,739,881
Investments in funds valued at NAV				34,418
Total assets				$2,774,299
Liabilities
Equity securities	$166,423	$—	$—	$166,423
Corporate bonds	—	20,995	—	20,995
Options	4,954	6,021	—	10,975
Total securities sold, not yet purchased	171,377	27,016	—	198,393
Derivative liabilities (free standing)	763	9,383	1,326	11,472
Derivative liabilities (embedded)	—	—	6,296	6,296
Total liabilities	$172,140	$36,399	$7,622	$216,161

	December 31, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,181,865	$19,758	$—	$1,201,623
Private common equity securities	—	919	4,357	5,276
Private preferred equity securities	—	—	24,178	24,178
Total equities	1,181,865	20,677	28,535	1,231,077
Asset-backed securities	—	492,106	2,617	494,723
Bank debt	—	2,158	7,660	9,818
Corporate bonds	—	79,938	3,252	83,190
U.S. Treasury securities	—	186,471	—	186,471
Sovereign debt	—	260,024	21	260,045
Total debt securities	—	1,020,697	13,550	1,034,247
Options	—	8,911	—	8,911
Rights and warrants	416	—	—	416
Trade claims	—	8,329	—	8,329
Total other investments	416	17,240	—	17,656
Derivative assets (free standing)	—	35,337	—	35,337
	$1,182,281	$1,093,951	$42,085	2,318,317
Investments in funds valued at NAV				34,264
Total assets				$2,352,581
Liabilities
Equity securities	$228,009	$—	$—	$228,009
Sovereign debt	—	5,856	—	5,856
Corporate bonds	—	76,131	—	76,131
Options	690	3,667	—	4,357
Total securities sold, not yet purchased	228,699	85,654	—	314,353
Derivative liabilities (free standing)	—	14,372	1,020	15,392
Derivative liabilities (embedded)	—	—	5,563	5,563
Total liabilities	$228,699	$100,026	$6,583	$335,308
During the nine months ended September 30, 2016, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the year ended December 31, 2015, the Company reclassified $4.0 million of equity securities from Level 2 to Level 1 equity securities. These reclassifications were the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date and transfers due to restriction change.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2016 and 2015:

	July 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2016
	($ in thousands)
Assets
Private common equity securities	$3,170	$—	$60	$—	$203	$3,433
Private preferred equity securities	31,079	—	2,646	(60)	2,951	36,616
Asset-backed securities	2,814	(213)	225	(334)	303	2,795
Corporate bonds	3,110	—	4,967	—	256	8,333
Sovereign debt	2	—	—	(2)	—	—
Total assets	$40,175	$(213)	$7,898	$(396)	$3,713	$51,177
Liabilities
Derivative liabilities (free standing)	$(1,220)	$—	$—	$(106)	$—	$(1,326)
Derivative liabilities (embedded)	(6,335)	—	—	—	39	(6,296)
Total liabilities	$(7,555)	$—	$—	$(106)	$39	$(7,622)

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$60	$—	$(984)	$3,433
Private preferred equity securities	24,178	—	14,900	(60)	(2,402)	36,616
Asset-backed securities	2,617	1,967	1,001	(1,941)	(849)	2,795
Bank debt	7,660	(7,660)	—	—	—	—
Corporate bonds	3,252	—	5,166	(80)	(5)	8,333
Sovereign debt	21	—	—	(20)	(1)	—
Total assets	$42,085	$(5,693)	$21,127	$(2,101)	$(4,241)	$51,177
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(306)	$—	$(1,326)
Derivative liabilities (embedded)	(5,563)	—	—	(861)	128	(6,296)
Total liabilities	$(6,583)	$—	$—	$(1,167)	$128	$(7,622)

	July 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2015
	($ in thousands)
Assets
Private common equity securities	$962	$—	$—	$—	$(361)	$601
Private preferred equity securities	13,474	—	5,084	—	(295)	18,263
Asset-backed securities	1,843	916	1,125	(62)	36	3,858
Bank debt	7,404	—	—	—	277	7,681
Corporate bonds	2,772	—	—	(107)	570	3,235
Sovereign debt	18	—	—	—	(1)	17
Total assets	$26,473	$916	$6,209	$(169)	$226	$33,655
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$—	$—	$(1,020)
Derivative liabilities (embedded)	(9,817)	—	—	(2,354)	2,096	(10,075)
Total liabilities	$(10,837)	$—	$—	$(2,354)	$2,096	$(11,095)

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	September 30, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$—	$—	$(842)	$601
Private preferred equity securities	—	—	13,586	—	4,677	18,263
Asset-backed securities	4,720	(3,599)	2,024	(1,061)	1,774	3,858
Bank debt	—	—	7,634	—	47	7,681
Corporate bonds	3,799	—	—	(259)	(305)	3,235
Sovereign debt	—	19	—	—	(2)	17
Total assets	$9,962	$(3,580)	$23,244	$(1,320)	$5,349	$33,655
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(174)	$116	$(1,020)
Derivative liabilities (embedded)	(9,289)	—	—	(3,152)	2,366	(10,075)
Total liabilities	$(10,251)	$—	$—	$(3,326)	$2,482	$(11,095)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 was $3.4 million and $(4.1) million, respectively (2015 - $1.4 million and $5.3 million, respectively).
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

September 30, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Derivative liabilities (embedded)	$6,296	Discounted cash flow	Contractual Variable Annual Investment Credit (U)	0.0 - 2.5%
			Mean Monthly Investment Return (U)	1.2%
			Duration from Inception of Contracts (U)	5.0 - 5.5 years
			Duration from Valuation Date (U)	3.3 - 4.3 years
			Interest Rates (O)	U.S. Treasury Spot Rates
Private equity investments	$35,185	Market approach	Discount (U)	10.0 - 25.0%

December 31, 2015
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Corporate bond	$2,444	Discounted cash flow	Yield (U)	10.4 - 11.4%
			Duration (U)	3.0 years
			Credit spread (U)	986 bps
			Volatility (U)	25.0 - 35.0%
Derivative liabilities (embedded)	$5,563	Discounted cash flow	Contractual Variable Annual Investment Credit (U)	0.0 - 2.5%
			Mean Monthly Investment Return (U)	1.2%
			Duration from Inception of Contracts (U)	5.0 - 5.5 years
			Duration from Valuation Date (U)	4.0 - 5.0 years
			Interest Rates (O)	U.S. Treasury Spot Rates
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
For the nine months ended September 30, 2016 and 2015, there were no changes in the valuation techniques as they relate to the above.
Private equity investments
The Company’s private equity investments include investments in four privately held companies with a total fair value of $35.2 million as of September 30, 2016. The Company measures the fair value of these investments using a market approach where it uses the last transaction price adjusting for market comparable changes.
5. Securities purchased under an agreement to sell, securities sold under an agreement to repurchase and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are generally collateralized by corporate or government bonds or asset-backed securities. As the Company held only repurchase agreements as of September 30, 2016, these positions are not affected by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets.
Foreign currency gains (losses) on reverse repurchase agreements and repurchase agreements for the three and nine months ended September 30, 2016 and 2015, which are included in net investment income (loss) in the condensed consolidated statements of income (loss), consisted of the following:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Foreign currency gains (losses) on reverse repurchase agreements	$—	$65	$—	$(2,227)
Foreign currency gains (losses) on repurchase agreements	$—	$(377)	$—	$(41)
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
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of September 30, 2016 and December 31, 2015:

September 30, 2016	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities sold under an agreement to repurchase
Non-U.S. sovereign debt	$—	$—	$123,286	$—	$123,286
Securities lending transactions
U.S. Treasury and agency securities	$1,007	$—	$—	$—	$1,007

December 31, 2015	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities sold under an agreement to repurchase
Non-U.S. sovereign debt	$—	$—	$8,944	$—	$8,944
Securities lending transactions
Corporate bonds	$112	$—	$—	$—	$112
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
As of September 30, 2016 and December 31, 2015, the Company’s due from/to brokers were comprised of the following:

	September 30, 2016	December 31, 2015
	($ in thousands)
Due from brokers
Cash held at brokers (1)	$212,317	$249,871
Receivable from unsettled trades	71,853	77,100
	$284,170	$326,971

Due to brokers
Borrowing from prime brokers	$813,668	$572,688
Payable from unsettled trades	81,188	2,274
	$894,856	$574,962
(1) As of September 30, 2016, the Company’s cash held at brokers includes a total non-U.S. currency receivable balance of $1.5 million (December 31, 2015 - receivable of $9.8 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of September 30, 2016, the Company had $699.2 million (December 31, 2015 - $623.0 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activities. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the condensed consolidated statements of income (loss).

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of September 30, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$1,573	$18,480
Credit
Credit Default Swaps - Protection Purchased	USD	12,672	83,165
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP	513	45,099
Contracts for Differences - Short Contracts	CHF/EUR/GBP	2,142	16,790
Total Return Swaps - Long Contracts	JPY/USD	2,331	50,710
Interest Rates
Interest Rate Swaptions	JPY/USD	1,702	1,076,528
Treasury Futures - Short Contracts	USD	1,217	106,948
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CNH/EUR/GBP	125	45,453
Foreign Currency Options - Purchased	SAR	290	124,405
Total Derivative Assets		$22,565	$1,567,578

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Commodity Price
Commodity Future Options - Purchased	USD	$763	$33,600
Credit
Credit Default Swaps - Protection Purchased	USD	2,852	41,743
Credit Default Swaps - Protection Sold	USD	1,978	3,917
Equity Price
Contracts for Differences - Long Contracts	EUR/ GBP/USD	582	18,136
Contracts for Differences - Short Contracts	CHF/EUR/SEK/USD	1,556	44,251
Total Return Swaps - Long Contracts	USD	1,374	17,538
Total Return Swaps - Short Contracts	JPY	852	18,229
Interest Rates
Interest Rate Swaptions	JPY/USD	357	1,075,183
Treasury Futures - Short Contracts	USD	26	33,699
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/CNH/EUR/JPY/MXN/SAR	1,132	196,593
Total Derivative Liabilities (free standing)		$11,472	$1,482,889

Embedded derivative liabilities in reinsurance contracts (3)	USD	$6,296	$20,000
Total Derivative Liabilities (embedded)		$6,296	$20,000

(1)	CAD = Canadian Dollar, CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro, GBP = British Pound, JPY = Japanese Yen, MXN = Mexican Peso, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of September 30, 2016, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheet.

	As of December 31, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$21,692	$183,125
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	631	41,686
Contracts for Differences - Short Contracts	CHF/EUR/GBP/JPY/NOK/USD	5,884	80,027
Total Return Swaps - Long Contracts	USD	415	58,799
Total Return Swaps - Short Contracts	JPY/USD	466	9,457
Interest Rates
Commodity Futures - Short Contracts	USD	71	17,501
Interest Rate Swaptions	JPY/USD	90	43,831
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/EUR/GBP/MXN/SAR	1,947	155,518
Foreign Currency Options - Purchased	CNH/EUR/SAR	4,141	193,613
Total Derivative Assets		$35,337	$783,557

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$3,449	$38,455
Credit Default Swaps - Protection Sold	GBP/EUR/USD	2,054	6,436
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,111	2,311
Contracts for Differences - Short Contracts	EUR/GBP/USD	3,411	50,471
Total Return Swaps - Long Contracts	JPY/USD	3,430	163,224
Total Return Swaps - Short Contracts	AUD/JPY/USD	386	19,318
Interest Rates
Commodity Futures - Short Contracts	USD	18	13,069
Interest Rate Swaptions	USD	17	87,499
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	JPY/SAR	1,041	87,127
Foreign Currency Options - Sold	CNH/SAR	475	118,415
Total Derivative Liabilities (free standing)		$15,392	$586,325

Embedded derivative liabilities in reinsurance contracts (3)	USD	$5,563	$20,000
Total Derivative Liabilities (embedded)		$5,563	$20,000

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

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and nine months ended September 30, 2016 and 2015. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	Three months ended
	September 30, 2016		September 30, 2015
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit	($ in thousands)
Commodity Future Options - Purchased	$(475)	$(1,310)	$—	$—
Credit
Credit Default Swaps - Protection Purchased	(887)	(433)	1,232	3,026
Credit Default Swaps - Protection Sold	38	(7)	322	(556)
Equity Price
Contracts for Differences - Long Contracts	1,666	791	512	(12,058)
Contracts for Differences - Short Contracts	(3,767)	(2,166)	14,087	2,505
Total Return Swaps - Long Contracts	2,172	3,174	3,477	3,451
Total Return Swaps - Short Contracts	(4,392)	831	(108)	869
Interest Rates
Bond Futures - Short Contracts	—	—	(1,702)	232
Commodity Futures - Short Contracts	870	—	—	—
Interest Rate Swaps	—	—	119	(530)
Interest Rate Swaptions	(244)	216	265	(978)
Total Return Swaps - Long Contracts	268	(261)	—	—
Total Return Swaps - Short Contracts	(100)	65	—	—
Treasury Futures - Short Contracts	14	1,191	(2,746)	(600)
Foreign Currency Exchange Rates
Foreign Currency Forward	(4,110)	2,838	2,656	(1,134)
Foreign Currency Options - Purchased	—	(384)	307	1,373
Foreign Currency Options - Sold	—	(1)	—	—
	$(8,947)	$4,544	$18,421	$(4,400)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$39	$—	$366
Embedded derivatives in deposit contracts	—	—	—	1,730
Total Derivative Liabilities (embedded)	$—	$39	$—	$2,096

	Nine months ended
	2016		2015
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodity Future Options - Purchased	$106	$490	$(286)	$285
Commodity Future Options - Sold	—	—	272	(269)
Credit
Credit Default Swaps - Protection Purchased	5,520	(5,420)	617	3,431
Credit Default Swaps - Protection Sold	(4,129)	4,245	2,017	(1,916)
Equity Price
Contracts for Differences - Long Contracts	(756)	412	(335)	(7,602)
Contracts for Differences - Short Contracts	803	(1,888)	12,150	3,925
Total Return Swaps - Long Contracts	(2,654)	3,974	2,859	(2,857)
Total Return Swaps - Short Contracts	(3,701)	(931)	(159)	31
Index
Index Futures - Long Contracts	—	—	1,144	—
Interest Rates
Bond Futures - Short Contracts	—	—	(1,702)	(457)
Commodities Futures - Short Contracts	(281)	(52)	(201)	143
Fixed Income Swap - Short Contracts	(94)	—	—	—
Interest Rate Swaps	—	—	119	—
Interest Rate Swaptions	(356)	171	(286)	(419)
Treasury Futures - Short Contracts	14	1,191	(2,685)	(165)
Foreign Currency Exchange Rates
Foreign Currency Forward	(13,014)	(1,913)	20,071	(3,984)
Foreign Currency Options - Purchased	(2,040)	(2,001)	1,255	(1,936)
Foreign Currency Options - Sold	617	(183)	992	132
Reinsurance contract derivatives	—	—	30	—
	$(19,965)	$(1,905)	$35,872	$(11,658)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$128	$(5)	$211
Embedded derivatives in deposit contracts	—	—	—	2,160
Total Derivative Liabilities (embedded)	$—	$128	$(5)	$2,371
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative contracts in accordance with bilateral collateral agreements. As of September 30, 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $4.6 million (December 31, 2015 - $1.8 million) for which the Company posted collateral in the form of cash of $71.6 million (December 31, 2015 - $62.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $3.9 million) in cash from certain counterparties as of September 30, 2016. If the credit-risk-related contingent features underlying these instruments had been triggered as of September 30, 2016 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
The Company does not offset its derivative instruments and presents all amounts in the condensed consolidated balance sheets on a gross basis. The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of September 30, 2016 and December 31, 2015, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
September 30, 2016 Derivative Contracts	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$326	$326	$—	$—
Counterparty 2	937	629	—	308
Counterparty 3	6,194	4,259	—	1,935
Counterparty 4	2,022	2,022	—	—
Counterparty 5	5,396	2,250	—	3,146
Counterparty 6	7,091	1,986	3,861	1,244
Counterparty 8	1,777	600	—	1,177
Counterparty 9	828	828	—	—
	$24,571	$12,900	$3,861	$7,810

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
September 30, 2016 Derivative Contracts	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$3,292	$326	$2,966	$—
Counterparty 2	629	629	—	—
Counterparty 3	4,259	4,259	—	—
Counterparty 4	3,218	2,022	1,196	—
Counterparty 5	2,250	2,250	—	—
Counterparty 6	1,986	1,986	—	—
Counterparty 8	600	600	—	—
Counterparty 9	1,259	828	431	—
	$17,493	$12,900	$4,593	$—

Securities sold under an agreement to repurchase and securities lending transactions
Counterparty 3	$986	$986	$—	$—
Counterparty 4	24,032	24,032	—	—
Counterparty 6	31,848	31,848	—	—
	$56,866	$56,866	$—	$—

(1)
The Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $2.0 million included in Other Investments in the Condensed Consolidated Balance Sheets.

(2)
The Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $6.0 million included in Securities sold, not yet purchased in the Condensed Consolidated Balance Sheets.

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

8. Loss and loss adjustment expense reserves
As of September 30, 2016 and December 31, 2015, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	September 30, 2016	December 31, 2015
	($ in thousands)
Case loss and loss adjustment expense reserves	$103,884	$87,186
Incurred but not reported loss and loss adjustment expense reserves	459,657	375,690
Deferred gains on retroactive reinsurance contracts	2,141	3,171
	$565,682	$466,047
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2016 and 2015:

	2016	2015
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$466,047	$277,362
Less: loss and loss adjustment expenses recoverable, beginning of period	(125)	(814)
Net reserves for loss and loss adjustment expenses, beginning of period	465,922	276,548
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	250,097	324,951
Prior years	24,610	(8,443)
Amortization of deferred gains on retroactive reinsurance contracts	(885)	(172)
Total incurred loss and loss adjustment expenses	273,822	316,336
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(58,523)	(58,315)
Prior years	(104,161)	(113,137)
Total net paid losses	(162,684)	(171,452)
Foreign currency translation	(11,379)	(967)
Net reserve for loss and loss adjustment expenses, end of period	565,681	420,465
Plus: loss and loss adjustment expenses recoverable, end of period	1	184
Gross reserve for loss and loss adjustment expenses, end of period	$565,682	$420,649

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
The $24.6 million increase in prior years’ reserves for the nine months ended September 30, 2016 includes $15.0 million of net adverse reserve development related to re-estimating loss reserves and $9.7 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $15.0 million of net adverse prior years’ reserve development for the nine months ended September 30, 2016 was accompanied by net decreases of $2.5 million in acquisition costs, resulting in a net increase of

$12.5 million in net underwriting loss. The net underwriting loss impact of the adverse loss development was primarily due to:

◦
$4.8 million of net adverse underwriting loss development relating to one multi-line contract written since 2014. This contract contains underlying commercial auto physical damage and auto extended warranty exposure. The adverse loss experience is a result of an increase in the number of reported claims and inadequate pricing in certain segments of the underlying business;

◦
$3.5 million of net adverse underwriting loss development relating to our Florida homeowners’ reinsurance contracts primarily as a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters, which has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses. Contracts for which we experienced this adverse loss development have not been renewed;

◦
$3.3 million of net adverse underwriting loss development relating to a workers’ compensation contract written in 2012, 2013, and 2014 under which we have been experiencing claims developing with higher than anticipated severity, which led to an increase in our previous loss assumptions on this contract; and

◦
$3.1 million of net adverse underwriting loss development relating to non-standard auto contracts, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection.

•
The $9.7 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $5.1 million increase in acquisition costs, for a total of $14.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $14.8 million, resulting in minimal impact in net underwriting loss for the nine months ended September 30, 2016.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was an increase in net underwriting loss of $12.5 million for the nine months ended September 30, 2016.

The $8.4 million decrease in prior years’ reserves for the nine months ended September 30, 2015 reflects $8.8 million of favorable reserve development partially offset by $0.4 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The prior years’ reserve development is explained as follows:

•
The $8.8 million of net favorable prior years’ reserve development for the nine months ended September 30, 2015 was accompanied by net increases of $13.3 million in acquisition costs, resulting in a net increase of $4.5 million in net underwriting loss. The $4.5 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree resulting in the net favorable development being more than offset by acquisition costs in the current period. The net adverse development was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.

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
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and that is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements. As of September 30, 2016, the Loss Recovery Account for Third Point Re’s investment account was $nil (December 31, 2015 - $5.0 million) and for Third Point Re USA’s investment account was $nil (December 31, 2015 - $1.2 million). The loss carryforward amounts were not recorded in the Company’s consolidated balance sheets.
Additionally, a total management fee equal to 2% annually of the Third Point Re’s and Third Point Re USA’s share of the investment assets managed by Third Point LLC is paid to Third Point LLC and certain founding investors. Management fees are paid monthly, whereas performance fees are paid annually, in arrears.
Investment fee expenses related to the Investment Agreements, which are included in net investment income (loss) in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Management fees - Third Point LLC	$1,638	$1,645	$4,741	$4,753
Management fees - Founders (1)	9,322	9,320	26,905	26,935
Performance fees - Third Point Advisors LLC	21,892	(24,197)	24,846	862
	$32,852	$(13,232)	$56,492	$32,550
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, receive a share of the management fees in proportion to their initial investments in Third Point Reinsurance Ltd. until December 22, 2016.
The negative performance fees for the three months ended September 30, 2015 were due to the net investment loss in the period which resulted in the reversal of performance fees accrued in the first six months of 2015. As of September 30, 2016, $24.8 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2015, $0.9 million related to performance fees earned by TP GP were included in non-controlling interests.
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
The following table represents activity in the deposit liabilities for the nine months ended September 30, 2016 and year ended December 31, 2015:

	September 30, 2016	December 31, 2015
	($ in thousands)
Balance, beginning of period	$83,955	$145,430
Consideration received	16,325	21,246
Consideration receivable	6,137	—
Net investment expense (income) allocation and change in fair value of embedded derivatives	(507)	2,207
Payments	(397)	(84,928)
Foreign currency translation	(306)	—
Balance, end of period	$105,207	$83,955

11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of September 30, 2016, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of September 30, 2016, the Company had capitalized $1.5 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of September 30, 2016, the Notes had an estimated fair value of $105.4 million. The fair value measurements were based on observable inputs and therefore would be considered to be Level 2. The Company was in compliance with all of the debt covenants as of September 30, 2016 and December 31, 2015.
Letters of credit
As of September 30, 2016, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
September 30, 2016	($ in thousands)
BNP Paribas	$50,000	$17,990	$17,990
Citibank	300,000	150,227	150,227
J.P. Morgan	50,000	8	8
Lloyds Bank (1)	125,000	27,032	27,032
	$525,000	$195,257	$195,257

(1)
In August 2016, the Lloyds Bank facility of $100.0 million with Third Point Re was terminated and two new facilities were entered into, $75.0 million with Third Point Re and $50.0 million with Third Point Re USA.

The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.

12. Net investment income (loss)
Net investment income (loss) for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$20,688	$3,157	$62,642	$91,759
Net unrealized gains (losses) on investments and investment derivatives	90,709	(216,226)	89,470	(168,468)
Net losses on foreign currencies	(1,191)	(1,705)	(2,158)	(1,215)
Dividend and interest income	15,238	10,380	56,262	28,500
Dividends paid on securities sold, not yet purchased	(324)	(247)	(1,284)	(669)
Management and performance fees	(32,852)	13,232	(56,492)	(32,550)
Other expenses	(4,508)	(2,550)	(14,926)	(8,037)
Net investment income (loss) on investments managed by Third Point LLC	87,760	(193,959)	133,514	(90,680)
Net gain on investment in Kiskadee Fund	596	801	1,078	984
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	2	—	69
	$88,356	$(193,156)	$134,592	$(89,627)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net investment income (loss) by asset class	($ in thousands)
Net investment gains (losses) on equity securities	$94,100	$(211,253)	$112,690	$(132,310)
Net investment gains (losses) on debt securities	58,912	(17,233)	143,780	46,665
Net investment losses on other investments	(11,633)	(1,611)	(25,197)	(28,611)
Net investment gains (losses) on investment derivatives	(4,403)	14,021	(21,870)	24,214
Net investment gains (losses) on securities sold, not yet purchased	(10,683)	13,610	(4,513)	39,974
Net investment losses on cash, including foreign exchange losses	(3,279)	(2,295)	(7,638)	(916)
Net investment gains (losses) on securities purchased under an agreement to resell	1,443	27	—	(2,287)
Net investment losses on securities sold under an agreement to repurchase	(1,813)	(347)	(1,937)	(86)
Management and performance fees	(32,852)	13,232	(56,492)	(32,550)
Other investment expenses	(1,436)	(1,307)	(4,231)	(3,720)
	$88,356	$(193,156)	$134,592	$(89,627)

13. Other expenses
Other expenses for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Deposit liabilities investment expense (income)	$(1,838)	$1,187	$(507)	$3,170
Reinsurance contracts investment expense	2,224	1,579	6,861	4,882
Change in fair value of embedded derivatives in deposit and reinsurance contracts	(39)	(2,096)	(128)	(2,366)
	$347	$670	$6,226	$5,686
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
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of September 30, 2016, the Company has accrued $1.7 million for uncertain tax positions.
For the three and nine months ended September 30, 2016 and 2015, the Company recorded income tax expense, as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$1,372	$(9,206)	$1,053	$(8,512)
Change in uncertain tax positions	138	35	158	(615)
Withholding taxes on certain investment transactions	974	1,390	4,654	3,359
	$2,484	$(7,781)	$5,865	$(5,768)

(1)
As of September 30, 2016, the Company has recorded $5.6 million (December 31, 2015 - $6.6 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of September 30, 2016 and December 31,

2015, the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.
15. Share capital
The following tables are a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the nine months ended September 30, 2016 and 2015:

Common shares	2016	2015
Balance, beginning of period	105,479,341	104,473,402
Options exercised	388,152	433,279
Restricted shares granted	47,712	110,853
Performance restricted shares granted, net of forfeitures	468,723	461,807
Balance, end of period	106,383,928	105,479,341

Treasury shares	2016	2015
Balance, beginning of period	—	—
Repurchase of common shares	644,768	—
Balance, end of period	644,768	—
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
During the three months ended September 30, 2016, the Company did not repurchase any of its common shares.
During the nine months ended September 30, 2016, the Company repurchased 644,768 of its common shares in the open market for an aggregate cost of $7.4 million at a weighted average cost, including commissions, of $11.46 per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of September 30, 2016, the Company may repurchase up to an aggregate of $92.6 million of additional common shares under its share repurchase program.
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

The following table provides the total share-based compensation expense included in general and administrative expenses during the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Management and director options	$1,660	$1,555	$4,769	$4,709
Restricted shares with service condition	387	386	979	1,566
Restricted shares with service and performance condition	(153)	866	848	2,330
	$1,894	$2,807	$6,596	$8,605
As of September 30, 2016, the Company had $7.0 million (December 31, 2015 - $13.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.4 years (December 31, 2015 - 1.3 years).
Management and director options
The management and director options activity for the nine months ended September 30, 2016 and year ended December 31, 2015 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2015	10,990,841	$13.41
Forfeited	(306,976)	14.36
Exercised	(433,279)	10.00
Balances as of December 31, 2015	10,250,586	13.52
Forfeited	(139,534)	18.00
Exercised	(388,152)	10.00
Balances as of September 30, 2016	9,722,900	$13.60
As of September 30, 2016, the weighted average remaining contractual term for options outstanding was 5.0 years (December 31, 2015 - 6.0 years).
The following table summarizes information about the Company’s management and director share options outstanding as of September 30, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,400,241	$10.03	5.1 years	4,339,775	$10.03
$15.05 - $16.89	2,196,214	15.94	5.0 years	1,717,145	15.98
$20.00 - $25.05	2,126,445	20.23	4.9 years	1,689,238	20.12
	9,722,900	$13.60	5.0 years	7,746,158	$13.55

Restricted shares with service condition
Restricted share award activity for the nine months ended September 30, 2016 and year ended December 31, 2015 were as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2015	616,114	$10.10
Granted	118,120	13.06
Forfeited	(7,267)	13.76
Vested	(425,924)	10.37
Balance as of December 31, 2015	301,043	11.31
Granted	47,712	11.37
Balance as of September 30, 2016	348,755	$11.15
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the nine months ended September 30, 2016 and year ended December 31, 2015 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2015	459,746	306,496	$14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Change in estimated restricted shares considered probable of vesting	n/a	(78,128)	14.60
Balance as of December 31, 2015	921,553	536,234	14.24
Granted	653,958	435,971	11.40
Forfeited	(185,235)	(77,962)	13.16
Change in estimated restricted shares considered probable of vesting	n/a	(305,621)	(12.46)
Balance as of September 30, 2016	1,390,276	588,622	$12.93

17. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets as a separate component of shareholders’ equity. Non-controlling interests as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
	($ in thousands)
Joint Ventures - Third Point Advisors LLC shares	$18,630	$16,157
	$18,630	$16,157

Income attributable to non-controlling interests for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Catastrophe Fund	$—	$(139)	$—	$(123)
Catastrophe Fund Manager	—	—	—	(33)
Joint Ventures - Third Point Advisors LLC shares	967	(1,582)	1,473	(507)
	$967	$(1,721)	$1,473	$(663)
As of September 30, 2016, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as a non-controlling interests in the condensed consolidated statements of shareholders’ equity.
For the nine months ended September 30, 2016, a net contribution of $1.0 million (2015 - $24.1 million) was made by TP GP.
As of September 30, 2016, the following entities were not consolidated as per ASC 810:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of September 30, 2016, Third Point Re held a 13.8% (December 31, 2015 - 10.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income (loss).
As of September 30, 2016, the estimated fair value of the investment in the limited partnership was $0.9 million (December 31, 2015 - $2.4 million).  The Cayman HoldCo made net distributions of $2.0 million to the Company during the period ended September 30, 2016 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $11.4 million (December 31, 2015 - $11.4 million) in the Hellenic Fund. No capital distributions or calls were made during the nine months ended September 30, 2016 and 2015.

As of September 30, 2016, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.7 million (December 31, 2015 - $5.4 million), representing a 3.0% interest (December 31, 2015 - 3.0%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income (loss).
The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings (loss) per share
The following sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding, net of treasury shares	103,780,196	104,117,448	104,055,946	103,931,871
Dilutive effect of options	940,627	—	570,580	—
Dilutive effect of warrants	912,286	—	682,594	—
Dilutive effect of restricted shares with service and performance condition	162,204	—	281,548	—
Diluted number of common shares outstanding	105,795,313	104,117,448	105,590,668	103,931,871
Basic earnings (loss) per common share:
Net income (loss)	$72,081	$(195,715)	$74,328	$(129,583)
Income allocated to participating shares	(241)	—	(233)	—
Net income (loss) available to common shareholders	$71,840	$(195,715)	$74,095	$(129,583)
Basic earnings (loss) per common share	$0.69	$(1.88)	$0.71	$(1.25)
Diluted earnings (loss) per common share:
Net income (loss)	$72,081	$(195,715)	$74,328	$(129,583)
Income allocated to participating shares	(237)	—	(229)	—
Net income (loss) available to common shareholders	$71,844	$(195,715)	$74,099	$(129,583)
Diluted earnings (loss) per common share	$0.68	$(1.88)	$0.70	$(1.25)
For the three months ended September 30, 2016, anti-dilutive options of 4,322,659 were excluded from the computation of diluted earnings per share. For the three months ended September 30, 2015, anti-dilutive options and restricted shares with service and performance condition of 4,811,305 were excluded from the computation of diluted loss per share.
For the nine months ended September 30, 2016, anti-dilutive options of 4,384,788 were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2015, anti-dilutive options and restricted shares with service and performance condition of 4,109,979 were excluded from the computation of diluted loss per share.
As a result of the net loss for the three and nine months ended September 30, 2015, all outstanding options and warrants totaling 10,539,427 and 10,744,049, respectively, are considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.

19. Related party transaction
In addition to the transactions disclosed in Notes 4, 9 and 17 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of September 30, 2016, Loan LLC held $103.3 million (December 31, 2015 - $65.0 million) and Ventures LLC held $16.9 million (December 31, 2015 - $nil) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of September 30, 2016, the investment portfolio had a maximum payout amount of approximately $537.7 million (December 31, 2015 - $42.2 million) relating to written put option contracts with expiration ranging from one month to four months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of September 30, 2016 was $6.7 million (December 31, 2015 - $2.6 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.

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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of September 30, 2016, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of September 30, 2016 and December 31, 2015:

September 30, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,917	$3,917	$—	$1,978	$(1,978)
	$—	$3,917	$3,917	$—	$1,978	$(1,978)

December 31, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,878	$2,878	$—	$1,480	$(1,480)
Single name (251-500)	3,558	—	3,558	—	574	(574)
	$3,558	$2,878	$6,436	$—	$2,054	$(2,054)

(1)	As of September 30, 2016 and December 31, 2015, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with particular counterparties. Substantially all securities transactions of the Company are cleared by several major securities firms. The Company had substantially all such individual counterparty concentration with these brokers or their affiliates as of September 30, 2016. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Ventures have master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of September 30, 2016, the Company’s maximum counterparty credit risk exposure was $24.6 million (December 31, 2015 - $24.8 million).
21. Commitments and Contingencies
Agreements
NetJets
In September 2016, the Company traded in its existing aircraft and acquired from NetJets Sales Inc. (“NetJets”) an undivided 31.25% interest in a new aircraft for a five year period. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees.
Future minimum management fee commitments as of September 30, 2016 under the existing agreement is expected to be as follows:

($ in thousands)
2017	$709
2018	736
2019	763
2020	792
2021	548
$3,548
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of September 30, 2016, the Company had one unfunded capital commitment of $3.5 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
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

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$142,573	$—	$—	$142,573
Gross premiums ceded	(927)	—	—	(927)
Net premiums written	141,646	—	—	141,646
Change in net unearned premium reserves	(13,463)	—	—	(13,463)
Net premiums earned	128,183	—	—	128,183
Expenses
Loss and loss adjustment expenses incurred, net	85,015	—	—	85,015
Acquisition costs, net	45,127	—	—	45,127
General and administrative expenses	6,380	—	5,974	12,354
Total expenses	136,522	—	5,974	142,496
Net underwriting loss	(8,339)	n/a	n/a	n/a
Net investment income	22,031	—	66,325	88,356
Other expenses	(347)	—	—	(347)
Interest expense	—	—	(2,069)	(2,069)
Foreign exchange gains	—	—	3,905	3,905
Income tax expense	—	—	(2,484)	(2,484)
Segment income (loss) including non-controlling interests	13,345	—	59,703	73,048
Segment income attributable to non-controlling interests	—	—	(967)	(967)
Segment income (loss)	$13,345	$—	$58,736	$72,081

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	66.3%
Acquisition cost ratio	35.2%
Composite ratio	101.5%
General and administrative expense ratio	5.0%
Combined ratio	106.5%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended September 30, 2016
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$536,595	$—	$—	$536,595
Gross premiums ceded	(2,352)	—	—	(2,352)
Net premiums written	534,243	—	—	534,243
Change in net unearned premium reserves	(136,136)	—	—	(136,136)
Net premiums earned	398,107	—	—	398,107
Expenses
Loss and loss adjustment expenses incurred, net	273,822	—	—	273,822
Acquisition costs, net	145,296	—	—	145,296
General and administrative expenses	19,527	—	14,358	33,885
Total expenses	438,645	—	14,358	453,003
Net underwriting loss	(40,538)	n/a	n/a	n/a
Net investment income	32,868	—	101,724	134,592
Other expenses	(6,226)	—	—	(6,226)
Interest expense	—	—	(6,163)	(6,163)
Foreign exchange gains	—	—	14,359	14,359
Income tax expense	—	—	(5,865)	(5,865)
Segment income (loss) including non-controlling interests	(13,896)	—	89,697	75,801
Segment income attributable to non-controlling interests	—	—	(1,473)	(1,473)
Segment income (loss)	$(13,896)	$—	$88,224	$74,328

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	68.8%
Acquisition cost ratio	36.5%
Composite ratio	105.3%
General and administrative expense ratio	4.9%
Combined ratio	110.2%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended September 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$205,729	$(146)	$—	$205,583
Gross premiums ceded	(375)	—	—	(375)
Net premiums written	205,354	(146)	—	205,208
Change in net unearned premium reserves	3,597	—	—	3,597
Net premiums earned	208,951	(146)	—	208,805
Expenses
Loss and loss adjustment expenses incurred, net	158,387	150	—	158,537
Acquisition costs, net	50,527	(18)	—	50,509
General and administrative expenses	5,872	32	3,918	9,822
Total expenses	214,786	164	3,918	218,868
Net underwriting loss	(5,835)	n/a	n/a	n/a
Net investment income (loss)	(51,988)	1	(141,169)	(193,156)
Other expenses	(670)	—	—	(670)
Interest expense	—	—	(2,074)	(2,074)
Foreign exchange gains	—	—	746	746
Income tax benefit	—	—	7,781	7,781
Segment income (loss) including non-controlling interests	(58,493)	(309)	(138,634)	(197,436)
Segment loss attributable to non-controlling interests	—	140	1,581	1,721
Segment income (loss)	$(58,493)	$(169)	$(137,053)	$(195,715)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	75.8%
Acquisition cost ratio	24.2%
Composite ratio	100.0%
General and administrative expense ratio	2.8%
Combined ratio	102.8%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended September 30, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$603,303	$(44)	$—	$603,259
Gross premiums ceded	(1,852)	—	—	(1,852)
Net premiums written	601,451	(44)	—	601,407
Change in net unearned premium reserves	(133,001)	52	—	(132,949)
Net premiums earned	468,450	8	—	468,458
Expenses
Loss and loss adjustment expenses incurred, net	316,186	150	—	316,336
Acquisition costs, net	152,665	(1)	—	152,664
General and administrative expenses	18,681	463	16,653	35,797
Total expenses	487,532	612	16,653	504,797
Net underwriting loss	(19,082)	n/a	n/a	n/a
Net investment income (loss)	(23,623)	69	(66,073)	(89,627)
Other expenses	(5,686)	—	—	(5,686)
Interest expense	—	—	(5,162)	(5,162)
Foreign exchange gains	—	—	800	800
Income tax benefit	—	—	5,768	5,768
Segment loss including non-controlling interests	(48,391)	(535)	(81,320)	(130,246)
Segment loss attributable to non-controlling interests	—	156	507	663
Segment loss	$(48,391)	$(379)	$(80,813)	$(129,583)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	67.5%
Acquisition cost ratio	32.6%
Composite ratio	100.1%
General and administrative expense ratio	4.0%
Combined ratio	104.1%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three and nine months ended September 30, 2016 and 2015 as a percentage of total gross premiums written in the relevant period:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Largest contract	42.4%	44.5%	20.9%	15.5%
Second largest contract	26.8%	27.1%	11.3%	15.2%
Third largest contract	10.1%	11.3%	n/a	n/a
Total for contracts contributing greater than 10% each	79.3%	82.9%	32.2%	30.7%
Total for contracts contributing less than 10% each	20.7%	17.1%	67.8%	69.3%
	100.0%	100.0%	100.0%	100.0%
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and nine months ended September 30, 2016 and 2015:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	($ in thousands)
Property	$56,632	39.7%	$21,863	10.6%	$63,714	11.9%	$70,854	11.7%
Casualty	26,640	18.7%	161,980	78.9%	187,146	34.9%	320,990	53.2%
Specialty	59,301	41.6%	21,886	10.6%	285,735	53.2%	211,459	35.1%
Total property and casualty reinsurance	142,573	100.0%	205,729	100.1%	536,595	100.0%	603,303	100.0%
Catastrophe risk management	—	—%	(146)	(0.1)%	—	—%	(44)	—%
	$142,573	100.0%	$205,583	100.0%	$536,595	100.0%	$603,259	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and nine months ended September 30, 2016 and 2015:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	($ in thousands)
Prospective	$142,573	100.0%	$114,029	55.5%	$536,595	100.0%	$495,195	82.1%
Retroactive (1)	—	—%	91,554	44.5%	—	—%	108,064	17.9%
	$142,573	100.0%	$205,583	100.0%	$536,595	100.0%	$603,259	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three and nine months ended September 30, 2016 and 2015:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	($ in thousands)
Largest broker	$95,073	66.7%	$91,554	44.5%	$186,737	34.8%	$173,888	28.8%
Second largest broker	27,461	19.3%	83,588	40.7%	180,631	33.7%	128,512	21.3%
Third largest broker	n/a	n/a	n/a	n/a	89,756	16.7%	91,554	15.2%
Other	20,039	14.0%	30,441	14.8%	79,471	14.8%	209,305	34.7%
	$142,573	100.0%	$205,583	100.0%	$536,595	100.0%	$603,259	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and nine months ended September 30, 2016 and 2015:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	($ in thousands)
United States	$123,233	86.4%	$52,515	25.5%	$290,971	54.2%	$242,382	40.2%
Bermuda	18,538	13.0%	60,239	29.3%	65,078	12.1%	104,288	17.3%
United Kingdom	802	0.6%	92,829	45.2%	180,546	33.7%	256,589	42.5%
	$142,573	100.0%	$205,583	100.0%	$536,595	100.0%	$603,259	100.0%
23. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, condensed consolidating statements of income (loss) for the three and nine months ended September 30, 2016 and 2015 and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 for Third Point Reinsurance Ltd., TPRUSA and the non-guarantor subsidiaries of Third Point Reinsurance Ltd. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,622,938	$—	$1,622,938
Debt securities	—	—	1,079,132	—	1,079,132
Other investments	—	—	49,664	—	49,664
Total investments in securities	—	—	2,751,734	—	2,751,734
Cash and cash equivalents	1,565	—	19,417	—	20,982
Restricted cash and cash equivalents	—	—	365,451	—	365,451
Investment in subsidiaries	1,456,397	272,817	165,234	(1,894,448)	—
Due from brokers	—	—	284,170	—	284,170
Derivative assets, at fair value	—	—	22,565	—	22,565
Interest and dividends receivable	—	—	11,756	—	11,756
Reinsurance balances receivable	—	—	448,450	—	448,450
Deferred acquisition costs, net	—	—	255,379	—	255,379
Amounts due from (to) affiliates	(1)	(8,297)	8,298	—	—
Other assets	751	4,784	11,566	—	17,101
Total assets	$1,458,712	$269,304	$4,344,020	$(1,894,448)	$4,177,588
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,575	$60	$11,873	$—	$13,508
Reinsurance balances payable	—	—	47,713	—	47,713
Deposit liabilities	—	—	105,207	—	105,207
Unearned premium reserves	—	—	668,980	—	668,980
Loss and loss adjustment expense reserves	—	—	565,682	—	565,682
Securities sold, not yet purchased, at fair value	—	—	198,393	—	198,393
Securities sold under an agreement to repurchase	—	—	55,880	—	55,880
Due to brokers	—	—	894,856	—	894,856
Derivative liabilities, at fair value	—	—	11,472	—	11,472
Performance fee payable to related party	—	—	24,846	—	24,846
Interest and dividends payable	—	1,034	738	—	1,772
Senior notes payable, net of deferred costs	—	113,510	—	—	113,510
Total liabilities	1,575	114,604	2,585,640	—	2,701,819
Shareholders’ equity
Common shares	10,638	—	1,250	(1,250)	10,638
Treasury shares	(7,389)	—	—	—	(7,389)
Additional paid-in capital	1,090,973	165,337	1,526,547	(1,691,882)	1,090,975
Retained earnings (deficit)	362,915	(10,637)	211,953	(201,316)	362,915
Shareholders’ equity attributable to shareholders	1,457,137	154,700	1,739,750	(1,894,448)	1,457,139
Non-controlling interests	—	—	18,630	—	18,630
Total shareholders’ equity	1,457,137	154,700	1,758,380	(1,894,448)	1,475,769
Total liabilities and shareholders’ equity	$1,458,712	$269,304	$4,344,020	$(1,894,448)	$4,177,588

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,231,077	$—	$1,231,077
Debt securities	—	—	1,034,247	—	1,034,247
Other investments	—	—	51,920	—	51,920
Total investments in securities	—	—	2,317,244	—	2,317,244
Cash and cash equivalents	308	5	20,094	—	20,407
Restricted cash and cash equivalents	—	—	330,915	—	330,915
Investment in subsidiaries	1,382,336	261,083	159,593	(1,803,012)	—
Due from brokers	—	—	326,971	—	326,971
Derivative assets, at fair value	—	—	35,337	—	35,337
Interest and dividends receivable	—	—	10,687	—	10,687
Reinsurance balances receivable	—	—	294,313	—	294,313
Deferred acquisition costs, net	—	—	197,093	—	197,093
Amounts due from (to) affiliates	(346)	(230)	576	—	—
Other assets	564	2,613	8,964	—	12,141
Total assets	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$3,136	$40	$8,790	$—	$11,966
Reinsurance balances payable	—	—	24,119	—	24,119
Deposit liabilities	—	—	83,955	—	83,955
Unearned premium reserves	—	—	531,710	—	531,710
Loss and loss adjustment expense reserves	—	—	466,047	—	466,047
Securities sold, not yet purchased, at fair value	—	—	314,353	—	314,353
Securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Due to brokers	—	—	574,962	—	574,962
Derivative liabilities, at fair value	—	—	15,392	—	15,392
Interest and dividends payable	—	3,055	1,345	—	4,400
Senior notes payable, net of deferred costs	—	113,377	—	—	113,377
Total liabilities	3,136	116,472	2,029,617	—	2,149,225
Shareholders’ equity
Common shares	10,548	—	1,250	(1,250)	10,548
Additional paid-in capital	1,080,591	159,618	1,509,594	(1,669,212)	1,080,591
Retained earnings (deficit)	288,587	(12,619)	145,169	(132,550)	288,587
Shareholders’ equity attributable to shareholders	1,379,726	146,999	1,656,013	(1,803,012)	1,379,726
Non-controlling interests	—	—	16,157	—	16,157
Total shareholders’ equity	1,379,726	146,999	1,672,170	(1,803,012)	1,395,883
Total liabilities and shareholders’ equity	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended September 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$142,573	$—	$142,573
Gross premiums ceded	—	—	(927)	—	(927)
Net premiums written	—	—	141,646	—	141,646
Change in net unearned premium reserves	—	—	(13,463)	—	(13,463)
Net premiums earned	—	—	128,183	—	128,183
Net investment income	—	—	88,356	—	88,356
Equity in earnings (losses) of subsidiaries	73,268	3,916	(35)	(77,149)	—
Total revenues	73,268	3,916	216,504	(77,149)	216,539
Expenses
Loss and loss adjustment expenses incurred, net	—	—	85,015	—	85,015
Acquisition costs, net	—	—	45,127	—	45,127
General and administrative expenses	1,187	11	11,156	—	12,354
Other expenses	—	—	347	—	347
Interest expense	—	2,069	—	—	2,069
Foreign exchange gains	—	—	(3,905)	—	(3,905)
Total expenses	1,187	2,080	137,740	—	141,007
Income before income tax expense	72,081	1,836	78,764	(77,149)	75,532
Income tax (expense) benefit	—	728	(3,212)	—	(2,484)
Income including non-controlling interests	72,081	2,564	75,552	(77,149)	73,048
Income attributable to non-controlling interests	—	—	(967)	—	(967)
Net income	$72,081	$2,564	$74,585	$(77,149)	$72,081

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine months ended September 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$536,595	$—	$536,595
Gross premiums ceded	—	—	(2,352)	—	(2,352)
Net premiums written	—	—	534,243	—	534,243
Change in net unearned premium reserves	—	—	(136,136)	—	(136,136)
Net premiums earned	—	—	398,107	—	398,107
Net investment income	—	—	134,592	—	134,592
Equity in earnings (losses) of subsidiaries	77,829	6,015	(78)	(83,766)	—
Total revenues	77,829	6,015	532,621	(83,766)	532,699
Expenses
Loss and loss adjustment expenses incurred, net	—	—	273,822	—	273,822
Acquisition costs, net	—	—	145,296	—	145,296
General and administrative expenses	3,501	41	30,343	—	33,885
Other expenses	—	—	6,226	—	6,226
Interest expense	—	6,163	—	—	6,163
Foreign exchange gains	—	—	(14,359)	—	(14,359)
Total expenses	3,501	6,204	441,328	—	451,033
Income (loss) before income tax (expense) benefit	74,328	(189)	91,293	(83,766)	81,666
Income tax (expense) benefit	—	2,171	(8,036)	—	(5,865)
Income including non-controlling interests	74,328	1,982	83,257	(83,766)	75,801
Income attributable to non-controlling interests	—	—	(1,473)	—	(1,473)
Net income	$74,328	$1,982	$81,784	$(83,766)	$74,328

CONDENSED CONSOLIDATING STATEMENT OF LOSS
Three months ended September 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$205,583	$—	$205,583
Gross premiums ceded	—	—	(375)	—	(375)
Net premiums written	—	—	205,208	—	205,208
Change in net unearned premium reserves	—	—	3,597	—	3,597
Net premiums earned	—	—	208,805	—	208,805
Net investment loss	—	—	(193,156)	—	(193,156)
Equity in earnings of subsidiaries	(194,608)	(17,987)	—	212,595	—
Total revenues	(194,608)	(17,987)	15,649	212,595	15,649
Expenses
Loss and loss adjustment expenses incurred, net	—	—	158,537	—	158,537
Acquisition costs, net	—	—	50,509	—	50,509
General and administrative expenses	1,107	3	8,712	—	9,822
Other expenses	—	—	670	—	670
Interest expense	—	2,074	—	—	2,074
Foreign exchange gains	—	—	(746)	—	(746)
Total expenses	1,107	2,077	217,682	—	220,866
Loss before income tax benefit	(195,715)	(20,064)	(202,033)	212,595	(205,217)
Income tax benefit	—	2,572	5,209	—	7,781
Loss including non-controlling interests	(195,715)	(17,492)	(196,824)	212,595	(197,436)
Loss attributable to non-controlling interests	—	—	1,721	—	1,721
Net loss	$(195,715)	$(17,492)	$(195,103)	$212,595	$(195,715)

CONDENSED CONSOLIDATING STATEMENT OF LOSS
Nine months ended September 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$603,259	$—	$603,259
Gross premiums ceded	—	—	(1,852)	—	(1,852)
Net premiums written	—	—	601,407	—	601,407
Change in net unearned premium reserves	—	—	(132,949)	—	(132,949)
Net premiums earned	—	—	468,458	—	468,458
Net investment loss	—	—	(89,627)	—	(89,627)
Equity in earnings of subsidiaries	(122,501)	(12,770)	—	135,271	—
Total revenues	(122,501)	(12,770)	378,831	135,271	378,831
Expenses
Loss and loss adjustment expenses incurred, net	—	—	316,336	—	316,336
Acquisition costs, net	—	—	152,664	—	152,664
General and administrative expenses	7,082	223	28,492	—	35,797
Other expenses	—	—	5,686	—	5,686
Interest expense	—	5,162	—	—	5,162
Foreign exchange gains	—	—	(800)	—	(800)
Total expenses	7,082	5,385	502,378	—	514,845
Loss before income tax benefit	(129,583)	(18,155)	(123,547)	135,271	(136,014)
Income tax benefit	—	1,884	3,884	—	5,768
Loss including non-controlling interests	(129,583)	(16,271)	(119,663)	135,271	(130,246)
Loss attributable to non-controlling interests	—	—	663	—	663
Net loss	$(129,583)	$(16,271)	$(119,000)	$135,271	$(129,583)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$74,328	$1,982	$83,257	$(83,766)	$75,801
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(77,829)	(6,015)	78	83,766	—
Share compensation expense	362		6,234	—	6,596
Net interest expense on deposit liabilities			(507)	—	(507)
Net unrealized gain on investments and derivatives	—	—	(90,675)	—	(90,675)
Net realized gain on investments and derivatives	—	—	(62,316)	—	(62,316)
Net foreign exchange gains	—	—	(14,359)	—	(14,359)
Amortization of premium and accretion of discount, net	—	133	4,821	—	4,954
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(145,593)	—	(145,593)
Deferred acquisition costs, net	—	—	(58,286)	—	(58,286)
Other assets	(187)	(2,171)	(2,602)	—	(4,960)
Interest and dividends receivable, net	—	(2,021)	(1,676)	—	(3,697)
Unearned premium reserves	—	—	137,270	—	137,270
Loss and loss adjustment expense reserves	—	—	111,014	—	111,014
Accounts payable and accrued expenses	(1,561)	20	3,059	—	1,518
Reinsurance balances payable	—	—	24,013	—	24,013
Performance fees payable to related party	—	—	24,846	—	24,846
Amounts due from (to) affiliates	(345)	8,067	(7,722)	—	—
Net cash provided by (used in) operating activities	(5,232)	(5)	10,856	—	5,619
Investing activities
Purchases of investments	—	—	(2,803,862)	—	(2,803,862)
Proceeds from sales of investments	—	—	2,533,656	—	2,533,656
Purchases of investments to cover short sales	—	—	(978,039)	—	(978,039)
Proceeds from short sales of investments	—	—	854,689	—	854,689
Change in due to/from brokers, net	—	—	362,695	—	362,695
Increase in securities sold under an agreement to repurchase	—	—	46,936	—	46,936
Change in restricted cash and cash equivalents	—	—	(34,536)	—	(34,536)
Contributed capital to subsidiaries	(5,000)	5,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(5,000)	5,000	—	—
Net cash provided by (used in) investing activities	(5,000)	—	(13,461)	—	(18,461)
Financing activities
Proceeds from issuance of common shares, net of costs	3,878	—	—	—	3,878
Purchases of common shares under share repurchase program	(7,389)	—	—	—	(7,389)
Increase in deposit liabilities, net	—	—	15,928	—	15,928
Non-controlling interest in investment affiliate, net	—	—	1,000	—	1,000
Dividend received by (paid to) parent	15,000	—	(15,000)	—	—
Net cash provided by (used in) financing activities	11,489	—	1,928	—	13,417
Net increase (decrease) in cash and cash equivalents	1,257	(5)	(677)	—	575
Cash and cash equivalents at beginning of period	308	5	20,094	—	20,407
Cash and cash equivalents at end of period	$1,565	$—	$19,417	$—	$20,982

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Loss including non-controlling interests	$(129,583)	$(16,271)	$(119,663)	$135,271	$(130,246)
Adjustments to reconcile loss including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	122,501	12,770	—	(135,271)	—
Share compensation expense	362	—	8,243	—	8,605
Net interest expense on deposit liabilities	—	—	3,170	—	3,170
Net unrealized loss on investments and derivatives	—	—	165,202	—	165,202
Net realized gain on investments and derivatives	—	—	(91,712)	—	(91,712)
Foreign exchange gains included in net loss	—	—	(800)	—	(800)
Amortization of premium and accretion of discount, net	—	112	366	—	478
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	2,585	—	2,585
Deferred acquisition costs, net	—	—	(36,550)	—	(36,550)
Other assets	(192)	(1,218)	(9,487)	—	(10,897)
Interest and dividends receivable, net	—	1,026	(7,478)	—	(6,452)
Unearned premium reserves	—	—	133,756	—	133,756
Loss and loss adjustment expense reserves	—	—	144,253	—	144,253
Accounts payable and accrued expenses	3,575	(463)	(899)	—	2,213
Reinsurance balances payable	—	—	7,916	—	7,916
Amounts due from (to) affiliates	1,380	(173)	(1,207)	—	—
Net cash provided by (used in) operating activities	(1,957)	(4,217)	197,695	—	191,521
Investing activities
Purchases of investments	—	—	(2,621,367)	—	(2,621,367)
Proceeds from sales of investments	—	—	2,274,201	—	2,274,201
Purchases of investments to cover short sales	—	—	(371,635)	—	(371,635)
Proceeds from short sales of investments	—	—	488,601	—	488,601
Change in due to/from brokers, net	—	—	137,054	—	137,054
Decrease in securities purchased under an agreement to sell	—	—	29,852	—	29,852
Change in restricted cash and cash equivalents	—	—	(187,121)	—	(187,121)
Contributed capital (to) from subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent	—	158,000	267,000	(425,000)	—
Net cash provided by (used in) investing activities	(158,000)	(108,975)	16,560	—	(250,415)
Financing activities
Proceeds from issuance of common shares, net of costs	4,334	—	—	—	4,334
Proceeds from issuance of senior notes payable	—	113,220	—	—	113,220
Increase in deposit liabilities, net	—	—	6,975	—	6,975
Non-controlling interest in investment affiliate, net	—	—	(24,137)	—	(24,137)
Non-controlling interest in Catastrophe Fund	—	—	(59,705)	—	(59,705)
Non-controlling interest in Catastrophe Manager	—	—	292	—	292
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	162,334	113,220	(234,575)	—	40,979
Net increase in cash and cash equivalents	2,377	28	(20,320)	—	(17,915)
Cash and cash equivalents at beginning of period	140	—	28,594	—	28,734
Cash and cash equivalents at end of period	$2,517	$28	$8,274	$—	$10,819

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
Non-GAAP Financial Measures and Other Financial Metrics
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
In addition, we refer to certain financial metrics such as net investment return on investments managed by Third Point LLC, which is an important metric to measure the performance of our investment manager, Third Point LLC.  A more detailed description of this metric is included below.
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
The table below shows the key performance indicators for our consolidated business for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting income (loss) (1)	$(8,339)	$(5,835)	$(40,538)	$(19,082)
Combined ratio (1)	106.5%	102.8%	110.2%	104.1%
Key investment return metrics:
Net investment income (loss)	$88,356	$(193,156)	$134,592	$(89,627)
Net investment return on investments managed by Third Point LLC	4.0%	(8.7)%	6.0%	(4.3)%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$14.01	$13.23	$14.01	$13.23
Diluted book value per share (2) (3)	$13.55	$12.85	$13.55	$12.85
Increase in diluted book value per share (2)	5.2%	(11.8)%	5.4%	(8.1)%
Return on beginning shareholders’ equity (2)	5.2%	(12.8)%	5.4%	(8.9)%

(1)	See Note 22 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)	Book value per share, diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations below.

(3)	Prior year comparatives represent amounts as of December 31, 2015.

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
Net Investment Income (Loss) on Float
We track cash flows generated by our property and casualty reinsurance operations, or float, in separate accounts that allow us to also track the net investment income (loss) generated on the float. We believe that net investment income (loss) on float is an important consideration because it assists our management and investors in evaluating the overall contribution of our property and casualty reinsurance operations to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of long-term incentive compensation. Net investment income (loss) on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income (loss) on float to net investment income (loss).

Net investment income (loss) for the three and nine months ended September 30, 2016 and 2015 was comprised of the following:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Net investment income (loss) on float	$22,031	(51,988)	$32,868	$(23,623)
Net investment income (loss) on capital	65,729	(141,971)	100,646	(67,057)
Net investment income (loss) on investments managed by Third Point LLC	87,760	(193,959)	133,514	(90,680)
Net gain on investment in Kiskadee Fund	596	801	1,078	984
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	2	—	69
Net investment income (loss)	$88,356	$(193,156)	$134,592	$(89,627)
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interests. The stated return is net of withholding taxes, which are presented as a component of income tax (expense) benefit in our condensed consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Book Value Per Share and Diluted Book Value Per Share
Book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. Book value per share is calculated by dividing shareholders’ equity attributable to shareholders by the number of issued and outstanding shares at period end, net of treasury shares. Diluted book value per share represents book value per share combined with the impact from dilution of all in-the-money share options issued, warrants and unvested restricted shares outstanding as of any period end. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows our management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
As of September 30, 2016, book value per share increased by $0.70 per share, or 5.3%, to $14.01 per share from $13.31 per share as of June 30, 2016 and diluted book value per share increased by $0.67 per share, or 5.2%, to $13.55 per share from $12.88 per share as of June 30, 2016. The increases were primarily due to net income in the period.
As of September 30, 2016, book value per share increased by $0.78 per share, or 5.9%, to $14.01 per share from $13.23 per share as of December 31, 2015 and diluted book value per share increased by $0.70 per share, or 5.4%, to $13.55 per share from $12.85 per share as of December 31, 2015. The increases were primarily due to net income in the period.
The changes in basic and diluted book value per share were also impacted by share activity including share repurchases and the issuance of performance restricted shares.

The following table sets forth the computation of basic and diluted book value per share as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Total shareholders’ equity	$1,475,769	$1,395,883
Less: non-controlling interests	(18,630)	(16,157)
Shareholders’ equity attributable to shareholders	1,457,139	1,379,726
Effect of dilutive warrants issued to Founders and an advisor	46,512	46,512
Effect of dilutive share options issued to directors and employees	54,189	58,070
Diluted book value per share numerator:	$1,557,840	$1,484,308
Basic and diluted book value per share denominator:
Issued and outstanding shares, net of treasury shares	104,000,129	104,256,745
Effect of dilutive warrants issued to Founders and an advisor	4,651,163	4,651,163
Effect of dilutive share options issued to directors and employees	5,400,240	5,788,391
Effect of dilutive restricted shares issued to directors and employees (1)	937,377	837,277
Diluted book value per share denominator:	114,988,909	115,533,576

Basic book value per share	$14.01	$13.23
Diluted book value per share	$13.55	$12.85

(1)
As of September 30, 2016, the effect of dilutive restricted shares issued to directors and employees was comprised of 348,755 of restricted shares with a service condition only and 588,622 of restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income by the beginning shareholders’ equity attributable to shareholders. We believe that return on beginning shareholders’ equity is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the nine month ended September 30, 2016, we have also adjusted the beginning shareholders’ equity for the impact of the shares repurchased on a weighted average basis. This adjustment increased the stated returns on beginning shareholders’ equity.
Return on beginning shareholders’ equity for the three and nine months ended September 30, 2016 and 2015 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in thousands)
Net income (loss)	$72,081	$(195,715)	$74,328	$(129,583)
Shareholders’ equity attributable to shareholders - beginning of period	1,380,332	1,526,004	1,379,726	1,451,913
Impact of weighting related to shareholders’ equity from shares repurchased	—	—	(3,348)	—
Adjusted shareholders’ equity attributable to shareholders - beginning of period	$1,380,332	$1,526,004	$1,376,378	$1,451,913
Return on beginning shareholders’ equity	5.2%	(12.8)%	5.4%	(8.9)%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
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
There have been no material changes in our critical accounting estimates for the nine months ended September 30, 2016. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2015 Form 10-K.
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
While management believes pricing remains adequate for certain types of business on which we focus, there is significant underwriting capacity currently available.  Market conditions remain challenging and have continued to deteriorate during the period, and we believe could deteriorate further in the near term.  We believe excess capacity is due to strong retained earnings in the reinsurance industry primarily as a result of historically low catastrophe losses in recent years, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants with similar total return business models to ours. While we do not participate in the property catastrophe excess of loss reinsurance segment, we believe that traditional reinsurers facing extreme price pressure in this segment are more aggressively pursuing our targeted lines of business.
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
Consolidated Results of Operations—Three and nine months ended September 30, 2016 and 2015:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			Nine months ended
	September 30, 2016	September 30, 2015	Increase (decrease)	September 30, 2016	September 30, 2015	Increase (decrease)
	($ in thousands)
Net underwriting income (loss) (1)	$(8,339)	$(5,835)	$(2,504)	$(40,538)	$(19,082)	$(21,456)
Net investment income (loss)	88,356	(193,156)	281,512	134,592	(89,627)	224,219
Net investment return on investments managed by Third Point LLC	4.0%	(8.7)%	12.7%	6.0%	(4.3)%	10.3%
General and administrative expenses (2)	(5,974)	(3,918)	2,056	(14,358)	(16,653)	(2,295)
Other expenses	(347)	(670)	(323)	(6,226)	(5,686)	540
Interest expense	(2,069)	(2,074)	(5)	(6,163)	(5,162)	1,001
Foreign exchange gains	3,905	746	3,159	14,359	800	13,559
Income tax (expense) benefit	(2,484)	7,781	10,265	(5,865)	5,768	11,633
Net income (loss)	$72,081	$(195,715)	$267,796	$74,328	$(129,583)	$203,911

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.
A key driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income (loss). See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income (loss) for the three and nine months ended September 30, 2016 compared to the prior year periods were primarily due to the following:

•
The increase in net underwriting loss and related combined ratio primarily reflects adverse development for the nine months ended September 30, 2016 on certain contracts and continued deterioration in market conditions. See “Segment Results” below for additional details.

•
The increase in general and administrative expenses related to corporate activities for the three months ended September 30, 2016 compared to the prior year period was primarily due to greater payroll and related expenses as a result of separation costs for the three months ended September 30, 2016. The decrease in general and administrative expenses related to corporate activities for the nine months ended September 30, 2016 compared to the prior year period was primarily due to greater payroll and related expenses as a result of greater separation costs in the prior year period and lower share compensation expense in the current year period due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting.

•
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for the current nine months include a full nine months of interest expense.

•
The foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds where the United States dollar strengthened in the the current year period.

•
The income tax expense for the three and nine months ended September 30, 2016 was the result of taxable income generated by our U.S. subsidiaries and withholding taxes on certain investment transactions. The income tax benefit for the three and nine months ended September 30, 2015 was the result of the pre-tax loss generated by our U.S. subsidiaries.

Segment Results—Three and nine months ended September 30, 2016 and 2015.
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
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period change for the Property and Casualty Reinsurance segment for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			Nine months ended
	September 30, 2016	September 30, 2015	Increase (decrease)	September 30, 2016	September 30, 2015	Increase (decrease)
	($ in thousands)
Gross premiums written	$142,573	$205,729	$(63,156)	$536,595	$603,303	$(66,708)
Net premiums earned	128,183	208,951	(80,768)	398,107	468,450	(70,343)
Loss and loss adjustment expenses incurred, net	85,015	158,387	(73,372)	273,822	316,186	(42,364)
Acquisition costs, net	45,127	50,527	(5,400)	145,296	152,665	(7,369)
General and administrative expenses	6,380	5,872	508	19,527	18,681	846
Net underwriting income (loss )	(8,339)	(5,835)	(2,504)	(40,538)	(19,082)	(21,456)
Net investment income (loss) on float	22,031	(51,988)	74,019	32,868	(23,623)	56,491
Other expenses	(347)	(670)	323	(6,226)	(5,686)	(540)
Segment income (loss)	$13,345	$(58,493)	$71,838	$(13,896)	$(48,391)	$34,495
Underwriting ratios (1):
Loss ratio	66.3%	75.8%	(9.5)%	68.8%	67.5%	1.3%
Acquisition cost ratio	35.2%	24.2%	11.0%	36.5%	32.6%	3.9%
Composite ratio	101.5%	100.0%	1.5%	105.3%	100.1%	5.2%
General and administrative expense ratio	5.0%	2.8%	2.2%	4.9%	4.0%	0.9%
Combined ratio	106.5%	102.8%	3.7%	110.2%	104.1%	6.1%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation provisions or can be canceled or terminated upon agreement from both parties; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our property and casualty reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2016 and 2015:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	($ in thousands)
Property	$56,632	39.7%	$21,863	10.6%	$63,714	11.9%	$70,854	11.7%
Casualty	26,640	18.7%	161,980	78.8%	187,146	34.9%	320,990	53.2%
Specialty	59,301	41.6%	21,886	10.6%	285,735	53.2%	211,459	35.1%
	$142,573	100.0%	$205,729	100.0%	$536,595	100.0%	$603,303	100.0%
The decrease in gross premiums written of $63.2 million, or 30.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was driven by:
Factors resulting in decreases:

•
We recognized $103.6 million of premium in the three months ended September 30, 2015 that did not renew in the three months ended September 30, 2016 consisting of $91.6 million for one retroactive contract that was not subject to renewal in 2016 and $12.0 million for contracts that we made a decision not to renew in 2016 due to changes in pricing and/or terms and conditions.

•
We recognized a net increase in premium of $15.2 million in the three months ended September 30, 2016 compared to a net increase of $90.3 million in the nine months ended September 30, 2015 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

Factors resulting in increases:

•	We wrote $48.4 million of new business for the three months ended September 30, 2016, of which $39.6 million was specialty business and $8.8 million was new casualty business.

•
Changes in renewal premiums for the three months ended September 30, 2016 resulted in a net increase in premiums of $37.3 million primarily due to increases in participations and underlying premium volume on contracts that renewed in the period, one of which was renewed on a multi-year basis.

•	We recorded net changes in premium estimates relating to prior periods of $18.4 million and $(11.4) million for the three months ended September 30, 2016 and 2015, respectively. The changes in premium estimates for the three months ended September 30, 2016 were primarily due to two specialty contracts where clients provided updated projections indicating that they expected to write more business than initially estimated.
The decrease in gross premiums written of $66.7 million, or 11.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was driven by:
Factors resulting in decreases:

•
We recognized $179.8 million of premium in the nine months ended September 30, 2015 that did not renew in the nine months ended September 30, 2016, consisting of $107.5 million for contracts that were not subject to renewal in 2016 and $72.3 million for contracts that we made a decision not to renew in 2016 due to changes in pricing and/or terms and conditions.

•
We recognized a net increase in premium of $64.7 million in the nine months ended September 30, 2016 compared to a net increase of $143.4 million in the nine months ended September 30, 2015 related to net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

Factors resulting in increases:

•	We wrote $102.1 million of new business for the nine months ended September 30, 2016, of which $77.4 million was specialty business and $24.7 million was new casualty business.

•
Changes in renewal premiums for the nine months ended September 30, 2016 resulted in a net increase in premiums of $52.7 million primarily due to increases in participations and underlying premium volume on contracts that renewed in the period. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded increases in premium estimates relating to prior periods of $52.8 million and $15.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increases in premium estimates for the nine months ended September 30, 2016 and 2015 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

Net Premiums Earned
The decrease in net premiums earned for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to retroactive reinsurance contracts of $91.6 million and $108.1 million that were written and earned in the three and nine months ended September 30, 2015, respectively. We did not write any retroactive reinsurance contracts in the comparable 2016 periods.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. For example, property quota share contracts have a lower initial loss ratio compared to other casualty and specialty lines of business. Our net loss and loss adjustment expenses and acquisition costs and related ratios are affected by changes in mix of business, deterioration in market conditions and prior year reserve development. The following is a summary of reserve development for the three and nine months ended September 30, 2016 and 2015:
For the three months ended September 30, 2016, we incurred $0.5 million, or 0.4 percentage points, of net adverse prior years’ reserve development. The $0.5 million of net adverse prior years’ reserve development for the three months ended September 30, 2016 was accompanied by net decreases of $0.5 million in acquisition costs, resulting in a net decrease of $0.04 million in net underwriting loss. The net underwriting loss impact of the adverse loss development was primarily due to the following offsetting factors:

•	$1.4 million of net favorable underwriting loss development across several lines of business; and

•	$1.3 million of net adverse underwriting loss development relating to non-standard auto contracts.

For the nine months ended September 30, 2016, we incurred $15.0 million, or 3.8 percentage points, of net adverse prior years’ reserve development. The 15.0 million of net adverse prior years’ reserve development for the nine months ended September 30, 2016 was accompanied by net decreases of $2.5 million in acquisition costs, resulting in a net increase of $12.5 million in net underwriting loss, or 3.1 percentage points. The net underwriting loss impact of the adverse loss development was primarily due to:

•
$4.8 million of net adverse underwriting loss development relating to one multi-line contract written since 2014. This contract contains underlying commercial auto physical damage and auto extended warranty exposure. The adverse loss experience is a result of an increase in the number of reported claims and inadequate pricing in certain segments of the underlying business;

•
$3.5 million of net adverse underwriting loss development relating to our Florida homeowners’ reinsurance contracts primarily as a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters, which we believe has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses. Contracts for which we experienced this adverse loss development have not been renewed;

•
$3.3 million of net adverse underwriting loss development relating to a workers’ compensation contract written in 2012, 2013, and 2014 under which we have been experiencing claims developing with higher than anticipated severity, which led to an increase in our previous loss assumptions on this contract; and

•
$3.1 million of net adverse underwriting loss development relating to non-standard auto contracts, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection.

For the three months ended September 30, 2015, we incurred $1.8 million, or 0.9 percentage points, of net favorable prior years’ reserve development. The net $1.8 million of net favorable prior years’ reserve development was accompanied by net increases of $3.2 million in acquisition costs, resulting in a net increase of $1.4 million in net underwriting loss. The net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree. The adverse development for the three months ended September 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation and auto contracts that did not result in offsetting changes in acquisition costs.
For the nine months ended September 30, 2015, we incurred $8.8 million, or 1.9 percentage points, of net favorable prior years’ reserve development. The net $8.8 million of net favorable prior years’ reserve development was accompanied by net increases of $13.3 million in acquisition costs, resulting in a net increase of $4.5 million in net underwriting loss. The $4.5 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain other contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree resulting in the net favorable development being more than offset by acquisition costs in the current period. The adverse development for the nine months ended September 30, 2015 was primarily a result of deterioration in attritional loss experience on certain workers’ compensation, auto and property contracts that did not result in offsetting changes in acquisition costs.
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
Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income (loss) on float. The change in net investment income (loss) on float for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to the change in investment returns compared to the prior year periods. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC.
General and Administrative Expenses
The increase in general and administrative expenses for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was due to higher payroll and related employee costs, partially offset by the reduction in stock compensation expense accruals on restricted shares with performance conditions reflecting deterioration in our underwriting results in the periods.
Corporate Function
The following table sets forth net income (loss) and the period over period change for the Corporate Function for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			Nine months ended
	September 30, 2016	September 30, 2015	Increase (decrease)	September 30, 2016	September 30, 2015	Increase (decrease)
	($ in thousands)
Net investment income (loss) on capital	$66,325	$(141,169)	$207,494	$101,724	$(66,073)	$167,797
General and administrative expenses	(5,974)	(3,918)	(2,056)	(14,358)	(16,653)	2,295
Interest expense	(2,069)	(2,074)	5	(6,163)	(5,162)	(1,001)
Foreign exchange gains	3,905	746	3,159	14,359	800	13,559
Income tax (expense) benefit	(2,484)	7,781	(10,265)	(5,865)	5,768	(11,633)
Segment (income) loss attributable to non-controlling interests	(967)	1,581	(2,548)	(1,473)	507	(1,980)
Segment income (loss)	$58,736	$(137,053)	$195,789	$88,224	$(80,813)	$169,037
Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Long/short equities	1.9%	(8.2)%	1.3%	(8.9)%
Credit	2.0%	(0.6)%	5.8%	4.3%
Macro and other	0.1%	0.1%	(1.1)%	0.3%
Net investment return on investments managed by Third Point LLC	4.0%	(8.7)%	6.0%	(4.3)%

S&P 500 Total Return Index	3.9%	(6.4)%	7.8%	(5.3)%

For the three months ended September 30, 2016, we generated positive performance in each of our investment strategies. Within equities, we generated positive returns within each long equity sub-sector/strategy, with consumer and technology, media and telecommunications being notable performers.  The gains in our long equity portfolio were partially offset by losses in our short equity positions, including equity hedges.  Within our credit strategy, performing credit was the primary contributor to the positive returns for the quarter. The macro and other strategy also contributed modestly to returns.
For the nine months ended September 30, 2016, we generated positive results despite a volatile market environment. Within equities, positive performance within our long equity portfolio was reduced by losses from one long equity healthcare position. The net gains in our long equity portfolio were partially offset by losses in our short equity positions, including equity hedges.  Within credit, our sovereign and performing credit portfolios contributed positive performance with positions traded within the energy sector driving performing credit and one sovereign position contributing significantly to returns for the year to date period.  The macro and other category reduced returns for the nine months ended September 30, 2016 primarily due to negative performance from several currency and portfolio macroeconomic hedges.
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
General and Administrative Expenses
General and administrative expenses allocated to our corporate function include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The increase in general and administrative expenses related to corporate activities for the three months ended September 30, 2016 compared to the prior year period was primarily due to greater payroll and related expenses as a result of separation costs for the three months ended September 30, 2016. The decrease in general and administrative expenses related to corporate activities for the nine months ended September 30, 2016 compared to the prior year period was primarily due to greater payroll and related expenses as a result of greater separation costs in the prior year period and lower share compensation expense in the current year period due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense of $2.1 million and $6.2 million for the three and nine months ended September 30, 2016, respectively, compared to $2.1 million and $5.2 million the three and nine months ended September 30, 2015.

Foreign Exchange Gains
The increase in foreign exchange gains in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds where the United States dollar strengthened in the current year periods. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities, generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 14 to our consolidated financial statements for additional information regarding income taxes. The increase in income tax expense for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to taxable income generated by our U.S. subsidiaries in the current year periods compared to pre-tax losses in the prior year periods.
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
As of September 30, 2016, $1,584.8 million, or 57.6% (December 31, 2015 - $1,182.3 million, or 51.0%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
As of September 30, 2016, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $264.2 million (December 31, 2015 - $261.1 million). Third Point Re USA is also restricted by the amount of capital and surplus that is available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement that Third Point Re has entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), Third Point Re must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million. Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $22.8 million as of September 30, 2016 (December 31, 2015 - $11.1 million).
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital in each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re to Third Point Reinsurance Ltd. After four years of significant premium growth and float generation, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given the continued deterioration in market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.
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
Operating, investing and financing cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	($ in thousands)
Net cash provided by operating activities	$5,619	$191,521
Net cash used in investing activities	(18,461)	(250,415)
Net cash provided by financing activities	13,417	40,979
Net increase (decrease) in cash and cash equivalents	575	(17,915)
Cash and cash equivalents at beginning of period	20,407	28,734
Cash and cash equivalents at end of period	$20,982	$10,819
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The decrease in cash flows from operating activities in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to lower float generated from our reinsurance operations in the nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.

For the nine months ended September 30, 2016 and 2015, we contributed $24.1 million and $236.0 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP. The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Cash flows used in investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the nine months ended September 30, 2016 and September 30, 2015 primarily reflects the investment of float generated from our reinsurance operations, including the proceeds from deposit liability contracts. Cash flows used in investing activities for the nine months ended September 30, 2015 also includes the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA.
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
Cash flows provided by financing activities for the nine months ended September 30, 2016 consisted of contributions received on deposit liability contracts and proceeds from the exercise of stock options, partially offset by $7.4 million of shares repurchased. Cash flows from financing activities for the nine months ended September 30, 2015 consisted primarily of the proceeds from issuance of the Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund.
For the period from inception until September 30, 2016, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015 and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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

Restricted cash and cash equivalents and restricted investments increased by $76.2 million, or 12.2%, to $699.2 million as of September 30, 2016 from $623.0 million as of December 31, 2015. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral partially offset by lower letter of credit usage. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of September 30, 2016, $195.3 million (December 31, 2015 - $270.4 million) of letters of credit, representing 37.2% of the total available facilities, had been issued (December 31, 2015 - 49.2% (based on total available facilities of $550.0 million)).
Under the letter of credit facilities, we provide collateral that may consist of cash and cash equivalents, U.S. treasuries or sovereign debt. As of September 30, 2016, total cash and cash equivalents with a fair value of $195.3 million (December 31, 2015 - $270.8 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 6 to our condensed consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.The collateral amounts are included in restricted cash and cash equivalents and debt securities in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of September 30, 2016.
Financial Condition
Shareholders’ equity
As of September 30, 2016, total shareholders’ equity was $1,475.8 million, compared to $1,395.9 million as of December 31, 2015. The increase was primarily due to net income of $74.3 million and share compensation expense of $10.5 million, partially offset by share repurchases of $7.4 million in the current year period.
Investments
As of September 30, 2016, total cash and net investments managed by Third Point LLC was $2,202.9 million, compared to $2,062.8 million as of December 31, 2015. The increase was primarily due to float of $24.1 million generated by our reinsurance operations and net investment income on investments managed by Third Point LLC of $133.5 million.
Contractual Obligations
Refer to Note 21 to our condensed consolidated financial statements for the nine months ended September 30, 2016 included in Item 1 of this Quarterly Report on Form 10-Q for details on future minimum management fee commitments .
Other than the change noted above, there have been no other material changes to our contractual obligations from our most recent Annual Report on Form 10-K, as filed with the SEC.
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
As of September 30, 2016, we had an unfunded capital commitment of $3.5 million related to our investment in the Hellenic Fund (see Note 17 to our condensed consolidated financial statements for additional information).
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	commodity price risk;

•	credit risk;

•	liquidity risk; and

•	political risk.
Equity Price Risk
Our investment manager, Third Point LLC, tracks the performance and exposures of our investment portfolio, each strategy and sector, and selective individual securities. A particular focus is placed on “beta” exposure, which is the portion of the portfolio that is directly correlated to risks and movements of the equity market as a whole (usually represented by the S&P 500 index) as opposed to idiosyncratic risks and factors associated with a specific position. Further, the performance of our investment portfolio has historically been compared to several market indices, including the S&P 500, CS/Tremont Event Driven Index, HFRI Event Driven Index, and others.
As of September 30, 2016, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of September 30, 2016, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $139.4 million, or 6.2% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $220.5 million, or 9.1%, were written in currencies other than the U.S. dollar. As of September 30, 2016, loss and loss adjustment expense reserves included $87.5 million (December 31, 2015 - $98.2 million) and net reinsurance balances payable included $13.1 million (December 31, 2015 - receivable of $3.4 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $114.2 million as of September 30, 2016 (December 31, 2015 - $116.7 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
Investments
Third Point LLC continually measures foreign currency exposures in the investment portfolio and compares current exposures to historical movement within the relevant currencies. Within the ordinary course of business, Third Point LLC may decide to hedge foreign currency risk within our investment portfolio by using short-term forward contracts; however, from time to time Third Point LLC may determine not to hedge based on its views of the likely movements of the underlying currency.
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2016, our total net short exposure to foreign denominated securities represented 0.9% (December 31, 2015 - 6.3%) of our investment portfolio including cash and cash equivalents, of $20.0 million (December 31, 2015 - $130.8 million).

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of September 30, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Saudi Arabian Riyal	$9,135	0.41%	$(9,135)	(0.41)%
Euro	(69)	—%	69	—%
Japanese Yen	(230)	(0.01)%	230	0.01%
British Pound	(104)	—%	104	—%
Brazilian Real	(2,863)	(0.13)%	2,863	0.13%
Other	(56)	—%	56	—%
Total	$5,813	0.27%	$(5,813)	(0.27)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(22,741)	(1.0)%	$26,164	1.2%
Asset Backed Securities(1)	(9,924)	(0.4)%	10,315	0.5%
Net exposure to interest rate risk	$(32,665)	(1.4)%	$36,479	1.7%

(1)
Includes instruments for which durations are available on September 30, 2016. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of September 30, 2016, our investment portfolio had commodity exposure of 1.1% (December 31, 2015 - de minimis) of net investments managed by Third Point LLC.
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
We also have credit risk exposure in several reinsurance contracts with companies that write credit risk insurance. We have written $215.2 million, or 8.9%, of credit and financial lines premium since inception, which consists primarily of exposure to mortgage insurance credit risks.  The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.  We also wrote a financial lines retrocessional cover that includes mortgage risk.
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
As of September 30, 2016 and December 31, 2015, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	September 30, 2016		December 31, 2015
	($ in thousands)
Re-REMIC (1)	$50,318	18.7%	$195,889	39.6%
Subprime RMBS	118,787	44.1%	174,777	35.3%
Collateralized debt obligations	14,208	5.3%	50,455	10.2%
Market place loans	35,971	13.4%	13,247	2.7%
Other (2)	49,934	18.5%	60,355	12.2%
	$269,218	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of September 30, 2016, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 9.9% (December 31, 2015 - 19.2%) of total cash and investments as of September 30, 2016. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of September 30, 2016, we had $1,584.8 million (December 31, 2015 - $1,182.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Reinsurance Contracts
We also have limited political risk exposure in several reinsurance contracts with companies that write political risk insurance.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2016 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not make any repurchases of common shares during the three months ended September 30, 2016.  On May 4, 2016, our Board of Directors authorized a common share repurchase program for up to an aggregate of $100.0 million of our outstanding common shares.  As of September 30, 2016, a maximum value of approximately $92.6 million of common shares may yet be purchased under the program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.3.5	Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as September 26, 2016
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: November 4, 2016
/s/ John R. Berger
John R. Berger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)