Form 10-K
period 2016-12-31
Third Point Reinsurance Ltd.
filed 2017-02-24
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Waterloo Lane Pembroke, Bermuda, HM 08	(441) 542 3300
(Address of principal executive offices and zip code)	(Registrant’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes☐    No☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $624.6 million.
As of February 21, 2017, there were 106,487,314 common shares of the registrant’s common shares issued and outstanding, including 2,554,502 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2016.
____________________________________________________________________________________________________________________________________________________________

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Reinsurance Ltd. exclusive of its subsidiaries. We refer to Third Point Reinsurance Investment Management Ltd. as the “Catastrophe Fund Manager,” Third Point Reinsurance Opportunities Fund Ltd. as the “Catastrophe Fund” and Third Point Re Cat Ltd. as the “Catastrophe Reinsurer.” “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2016. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	dependence on financing available through our investment accounts to secure letters of credit and collateral for reinsurance contracts;

•	potential inability to pay dividends;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	unavailability of capital in the future;

•	fluctuations in market price of our common shares;

•	dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	suspension or revocation of our reinsurance licenses;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Reinsurance Ltd. and/or Third Point Re as a passive foreign investment company;

•	future strategic transactions such as acquisitions, dispositions, merger or joint ventures;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	Third Point Reinsurance Ltd. and/or Third Point Re potentially becoming subject to U.S. federal income taxation;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act;

•	changes in Bermuda or other law and regulation that may have an adverse impact on our operations; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
Our senior management team has significant senior leadership and underwriting experience in the reinsurance industry. We believe that our experience and longstanding relationships with our insurance and reinsurance company clients, senior reinsurance brokers, insurance regulators and rating agencies are an important competitive advantage.
Substantially all of our investable assets are managed by our investment manager, Third Point LLC, which is wholly owned by Daniel S. Loeb, one of our founding shareholders. Third Point LLC is an SEC-registered investment adviser headquartered in New York, managing $14.3 billion in assets as of December 31, 2016. We directly own our investments, which are held in separate accounts and are managed by Third Point LLC on substantially the same basis as its main hedge funds, including Third Point Partners L.P., the original Third Point LLC hedge fund.
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
Segment Information
We manage our business on the basis of one operating segment: Property and Casualty Reinsurance. We also have a corporate function that includes our investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax expense. Prior to 2016, we also had the Catastrophe Risk Management reporting segment, however, all investments in the Catastrophe Fund were redeemed as of December 31, 2015 and we completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer in February 2016. As a result, there is no further activity in the Catastrophe Risk Management segment. For more information, see Note 22 of our audited consolidated financial statements included elsewhere in this Annual Report.
Reinsurance Strategy
Our reinsurance strategy is to build a portfolio that generates stable underwriting results, with margins commensurate with the amount of risk assumed, by opportunistically targeting sub-sectors of the market and specific situations where reinsurance capacity and alternatives may be constrained. Our management team has differentiated expertise that allows us to identify profitable reinsurance opportunities. The level of volatility in our reinsurance portfolio will be determined by market conditions, but will typically be lower than that of most other reinsurance companies. We manage reinsurance volatility by predominantly focusing on lines of business that have historically demonstrated more stable return characteristics. We seek to further manage the volatility of our reinsurance results by writing reinsurance contracts on a quota share basis, where we assume an agreed percentage of premiums and losses for a portfolio of insurance policies or reinsurance contracts. We also make use of contractual terms and conditions within our reinsurance contracts that may include individual or aggregate loss occurrence limits, which limit the dollar amount of loss that we can incur from a particular occurrence or series of occurrences within the term of the reinsurance contract; loss ratio caps, which limit the maximum loss we can incur pursuant to a contract to a defined loss ratio; sliding scale commissions that vary in accordance with the client’s performance; loss corridors, which limit the dollar amount of loss within a contract structure; and sub-limits and exclusions for specific risks not covered by a particular reinsurance contract.
We also write reinsurance contracts that provide protection against adverse development on loss reserves where we provide an incremental amount of additional coverage limit. We typically provide coverage where we agree with the client’s reserving practices and reserve levels or where we believe there are structural or contractual safeguards in place. While these transactions may be booked at, or slightly above, a 100% composite ratio (combined ratio before general and administrative expenses) and therefore do not initially generate underwriting income, they produce premiums and float equal to the reserves at the inception of the contract. In some instances, the level of risk in the reserve cover contract or the risk mitigating features within the contract including limitations on the amount and timing of loss payments require us to account for the contract as a deposit liability contract. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
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
Our property and casualty reinsurance operations generate positive cash flows, or float, which we track in managing our business. We believe that net investment income on float is a key part of our reinsurance strategy and an important consideration in evaluating the overall contribution of our property and casualty reinsurance operations to our consolidated results.
Despite challenging market conditions, we have grown our underwriting portfolio as a result of the strength of our relationships with reinsurance brokers and reinsurance buyers and our ability to offer customized solutions. Additionally, we have seen new opportunities as a result of our expansion in the U.S. through the formation of Third Point Re USA in February 2015. We write a small number of large contracts and, as a result, individual renewals, non-renewals, cancellations or new business can have a significant impact on premiums recognized in a period. In addition, our contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can significantly alter the expected value of a particular reinsurance contract. We also offer customized solutions to our clients, including reserve covers, which are considered retroactive reinsurance contracts, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for reserve covers at the inception of the contract. Together these factors can impact the comparability of premiums written and earned in a period and trends from period to period and year over year.
See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of contracts that individually contributed more than 10% of total gross premiums written.
We intend to manage our book of business by underwriting predominantly a mix of short to medium tail personal and commercial lines. We intend to increase our geographic spread over time; however, we expect that a majority of our reinsurance business will continue to be composed of U.S. exposure. See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of gross premiums written by domicile of ceding companies.
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
In contrast to many reinsurers with whom we compete, we have elected to limit our underwriting of property catastrophe exposures. In 2015, we made a $25.0 million investment in Kiskadee Diversified Fund Ltd. (“Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments. In November 2016, we submitted a request to fully redeem our investment in the Kiskadee Fund. We expect to receive the distributions in 2017 and 2018. The value of our investment in the Kiskadee Fund as of December 31, 2016 was $27.7 million. As there are no additional guarantees or recourse to us beyond the amount of our investment in the Kiskadee Fund, we anticipate that our property catastrophe exposures will consistently remain low when compared to our competitors.
Since we predominantly focus on lines of business that have historically demonstrated more stable return characteristics and limit our underwriting of property catastrophe exposure, we do not manage our reinsurance portfolio to any particular breakdown by line of business. The following table provides a breakdown by line of business of gross premiums written for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property	$98,334	15.9%	$114,215	16.2%	$106,834	17.4%

Workers’ Compensation	56,069	9.1%	64,534	9.2%	76,032	12.4%
Auto	91,626	14.9%	156,385	22.3%	136,246	22.2%
General Liability	47,911	7.8%	97,145	13.8%	54,485	8.9%
Professional Liability	17,444	2.8%	9,000	1.3%	—	—%
Casualty	213,050	34.6%	327,064	46.6%	266,763	43.5%

Agriculture	—	—%	(1)	—%	110	—%
Credit & Financial Lines	118,707	19.2%	62,923	9.0%	10,387	1.7%
Multi-line	187,283	30.3%	198,257	28.2%	217,211	35.4%
Specialty	305,990	49.5%	261,179	37.2%	227,708	37.1%

Total property and casualty reinsurance	617,374	100.0%	702,458	100.0%	601,305	98.0%
Catastrophe risk management	—	—%	(44)	—%	11,995	2.0%
	$617,374	100.0%	$702,414	100.0%	$613,300	100.0%
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
As the investment manager for Third Point Re and Third Point Re USA, Third Point LLC has the contractual right to manage substantially all of our investable assets pursuant to investment management agreements that had an initial term that expired on December 22, 2016. In June 2016, Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016. These agreements have similar terms to the expired agreements, however, the management fee was reduced from 2% to 1.5%. Under these investment management agreements, Third Point LLC is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our separate accounts. Our investment guidelines require Third Point LLC to manage our investment portfolio on a substantially equivalent basis to its main funds; but in any event to keep at least 60% of the investment portfolio in debt and equity securities of publicly traded companies and governments of the Organization of Economic Co-operation and Development (“OECD”) high income countries, asset backed securities, cash, cash equivalents or precious metals; limit single position concentration to no more than 15% of the portfolio assets managed; and limit net exposure to no greater than 1.5 times portfolio assets managed for more than 10 trading days in any 30-trading day period. Net exposure represents the short exposure subtracted from the long exposure in a given category. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed and to meet certain capital adequacy requirements.
Property and Casualty Reinsurance Segment Products
Our underwriting team has extensive experience in underwriting many forms of property and casualty reinsurance products.  In the current market for property and casualty reinsurance, which we consider to be highly competitive, we expect that our focus will continue to be on property, casualty and specialty quota share treaties, which may consist of broadly syndicated surplus relief quota share contracts, commonly referred to as traditional quota shares, as well as more opportunistic business opportunities. We also consider loss portfolio transfers, aggregate stop loss covers and other forms of reserve covers where we are able to apply our investment capabilities. Expected margins on traditional quota share reinsurance, which is generally purchased for capital management purposes by our clients, are typically lower than on opportunistic business contracts but are commensurate with the level of risk underwritten. We have generally achieved higher margins from opportunistic contracts where we can address a client’s capital need or specific problem. We believe there is less competition for the type of reserve covers on which we focus as a result of the limited willingness of traditional reinsurers, who have historically experienced lower investment returns on investable assets backing reserves, to pursue these lower margin products. Margins on this business are determined through bilateral negotiations and comparing the cost of the reserve cover to non-reinsurance solutions such as raising additional equity or debt capital. We may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
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
Through December 31, 2016, we wrote reinsurance contracts covering the following product lines:
Property
This line of business primarily consists of homeowners’ insurance coverage. Homeowners’ insurance coverage combines various personal insurance protections, which can include losses occurring to one’s home, their contents, loss of use (including additional living expenses), or loss of other personal possessions of the homeowner, as well as liability insurance for accidents that may happen at covered homes or at the hands of the homeowners. We provide quota share reinsurance on a basis which limits the amount of catastrophic losses that can be recovered. There are also other loss sensitive features that can vary the cost of the reinsurance as results improve or deteriorate, reducing the potential volatility to us.
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

Our exposure to this line either comes directly through quota share reinsurance of primary (i.e., with no significant deductible or self-insured retention) commercial general liability with per risk limits , or through our multi-line exposures explained further below.

Professional Liability
Professional liability is a form of liability insurance that helps protect professional advisors and service-providing individuals and companies from bearing the full cost of defending against a negligence claim made by a client and damages awarded in a civil lawsuit. The coverage focuses on alleged failure to perform on the part of, financial loss caused by, and error or omission in the service provided by the policyholder. These are potential causes for legal action that would not be covered by a basic general liability insurance policy, which addresses more direct forms of harm.  The broad category of professional liability insurance includes the specific products of errors and omissions (“E&O”), directors and officers coverage (“D&O”), as well as several other products such as transactional liability insurance.
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
Credit & Financial Lines
Credit & Financial Lines primarily consists of mortgage insurance policies. Mortgage insurance is an insurance policy that compensates lenders or investors for losses due to the default of a mortgage loan. Mortgage insurance can refer to private mortgage insurance (“PMI”), mortgage life insurance or mortgage title insurance. We focus on PMI, which is normally required by lenders when a borrower’s down payment or equity is less than 20% of the loan value. Not all lenders will require PMI but those that follow the Fannie Mae and Freddie Mac guidelines for home loan approval require PMI. As well as reinsuring the private mortgage insurers, we assume exposure to the credit risk sharing transactions from Fannie Mae and Freddie Mac through a broad financial lines retrocessional deal. In addition to mortgage insurance, policies classified as Credit & Financial Lines may include political risk, trade credit, surety, financial guarantee, residual value insurance and title insurance.
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
See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of our premiums written by source that individually contributed more than 10% of total gross premiums written.
We believe that the number of brokers with whom we do business will continue to expand over time, and by maintaining close working relationships with brokers, we are able to increase our chances of successfully growing and accessing a broader range of potential clients.
Underwriting
We have established a team of senior underwriters and actuaries to develop and manage our reinsurance business. We believe that their experience, industry presence and long-standing relationships will allow us to tailor our portfolio to specific market segments. Our approach to underwriting will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants to help us with niche areas of expertise when we deem it appropriate. From time to time, we may explicitly consider investment income in our underwriting and pricing of a particular transaction.

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
Retrocessional Coverage
Retrocessional coverage consists of reinsurance purchased to cover a portion of the risks that we reinsure on behalf of our clients. We purchased a small amount of retrocessional coverage in 2016 on specific accounts, and we may continue to do so in the future. From time to time, we consider purchases of retrocessional coverage for one or more of the following reasons: to specifically reduce our property catastrophe exposure in certain reinsurance contracts that we write, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties.
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
See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information and details on our loss reserve development.
Collateral Arrangements and Letter of Credit Facilities
Neither Third Point Re nor Third Point Re USA is licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral or, in some states, unless they have investment grade financial strength ratings from two recognized rating agencies. Furthermore, certain clients may require that we post collateral in order to meet their counterparty security requirements. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2016, we had in place letter of credit facilities for an aggregate amount of $525.0 million and have issued letters of credit totaling $231.8 million in favor of clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors - Risks Relating to Our Business - Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”
In addition, we have $494.4 million of restricted cash and investments held in trust accounts to secure obligations under certain reinsurance contracts.
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

Joint Ventures and Investment Management Agreements
On December 22, 2011, we entered into an investment management agreement with Third Point LLC, Third Point Re, and Third Point Advisors LLC (“TP GP”) (Third Point Re and TP GP, together with any other party admitted in the future as a participant, the “Participants” and each a “Participant”) pursuant to which the parties created a joint venture (as the context requires, the “Joint Venture”) whereby Third Point LLC manages the assets of Third Point Re and TP GP as well as any of our subsidiaries’ assets, if any, in accordance with the terms and subject to the conditions set forth in the investment management agreement, except as described below.
On January 28, 2015, we entered into another investment management agreement with Third Point LLC, Third Point Re USA and TP GP pursuant to which the parties created a separate managed account (as the context requires, the “Joint Venture”) whereby Third Point LLC manages the assets of Third Point Re USA and TP GP under substantially the same terms and conditions as our existing investment management agreement for Third Point Re.
In June, 2016, Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements (the “Agreements” and each an “Agreement”) with Third Point LLC and TP GP for an additional five-year term, effective on December 22, 2016, the end of the term of the current agreements.
Term
Each Agreement has a term ending on December 22, 2021, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties in writing on or before the June 22nd prior to the end of a term that it wishes to terminate such Agreement at the end of such term.
Performance Allocation
Under each Agreement, the Joint Venture has established one or more capital accounts to which capital contributions, withdrawals, net profit and net loss will be allocated in respect of each Participant. At the end of each fiscal year, the performance allocation (equal to 20% of the net profit allocable to the capital account of each Participant) will be reallocated to the capital account of TP GP from the capital account of each other Participant, provided that a performance allocation will not be made with respect to such capital account until such capital account has recouped the amount of any unrecouped net capital loss in its loss recovery account (as described below). If a Participant withdraws all or a portion of its capital account other than at the end of a fiscal year, the performance allocation accrued and attributable to the portion withdrawn will be debited against such Participant’s capital account and credited to TP GP’s capital account at the time of withdrawal.
Under each Agreement, Third Point LLC is required to maintain a loss recovery account in respect of each Participant. Thereafter, for any fiscal year, the loss recovery account balance shall be the sum of all prior year net loss amounts allocated to the Participant and not subsequently offset by prior year net profit amounts allocated to such Participant, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals made by such Participant. TP GP may waive or reduce the performance allocation, in its sole discretion. Third Point LLC and TP GP may elect, at the beginning of each fiscal year, to restructure the performance allocation as a performance fee to Third Point LLC with the same terms as the performance allocation. As of December 31, 2016, the loss recovery account was $nil (December 31, 2015 - $5.0 million) for Third Point Re’s investment account and $nil (December 31, 2015 - $1.2 million) for Third Point Re USA’s investment account. These amounts have not been recorded in the Company’s consolidated balance sheets.
Management Fee
Pursuant to initial agreements, up to December 22, 2016, the date the initial agreements expired, Third Point LLC was entitled to receive a monthly payment in advance by each Participant (other than TP GP) that was equal to (i) 0.1667% (2.0% annualized) of the capital account of such Participant (before accounting for any accrual of the performance allocation described in such Agreement) minus (ii) the aggregate amount of Founders payments paid for such month pursuant to the Founders Agreement, in each case pro-rated for intra-month withdrawals or contributions. Effective December 22, 2016, pursuant to each Agreement, Third Point LLC is entitled to receive a monthly payment in advance by each Participant (other than TP GP), equal to 0.125% (1.5% annualized) of the capital account of such Participant (before accounting for any accrual of the performance allocation described in such Agreement).
Most Favored Nation
In the event that Third Point LLC agrees terms with any existing or future investor wherein the asset-based fee or performance based compensation is equal to or more favorable to such investor, Third Point Re and Third Point Re USA, will have the right to receive the benefit of such terms (provided it agrees to be bound by all the terms and conditions associated with such equal or more favorable terms).
Investment Guidelines
Under each Agreement, Third Point LLC is required to adhere to the following investment guidelines:

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

•
Liquidity: Assets will be invested in such fashion that Third Point Re and Third Point Re USA have a reasonable expectation that it can meet any of its liabilities as they become due. We review the liquidity of the portfolio on a periodic basis.

•	Net Exposure Limits: The net position (long positions less short positions) may not exceed 1.5 times net asset value for more than 10 trading days in any 30-trading day period.
Upon written request of Third Point LLC, our senior management may, in exigent circumstances, permit a variation from these guidelines.
Termination
We may terminate either Agreement upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC or actively involved in the day-to-day management of Third Point LLC.
We may withdraw as participants under the Agreements prior to the expiration of the Agreements’ term at any time following the occurrence of a “Cause Event”, which is defined as:

•	a material violation of applicable law relating to Third Point LLC’s investment related business;

•	Third Point LLC’s fraud, gross negligence, willful misconduct or reckless disregard of its obligations under the Agreement;

•
a material breach by Third Point LLC of our investment guidelines or any other material breach of the Agreement, which, in either case, if such breach is reasonably capable of being cured, is not cured within a 15-day period;

•	a conviction or, a plea of guilty or nolo contendere to a felony or a crime affecting the investment related business of Third Point LLC by certain senior officers of Third Point LLC;

•	any act of fraud, material misappropriation, material dishonesty, embezzlement, or similar conduct relating to Third Point LLC’s investment related business; or

•
a formal administrative or other legal proceeding before the SEC, the CFTC, the FINRA, or any other U.S. or non-U.S. regulatory or self-regulatory organization against Third Point LLC; or certain key personnel which would likely have a material adverse effect on us.

In addition, we may withdraw as a participant under the investment management agreements prior to the expiration of their term if the net investment performance of Third Point LLC has (a) (i) incurred a loss in two successive calendar years and (ii) underperformed the S&P 500 Index by at least 10 percentage points for such two successive calendar years, taken as a whole, or (b) (i) incurred a cumulative loss of 10% or more during any 24-month period and (ii) underperformed the S&P 500 Index by at least 15 percentage points for such 24-month period. We may not withdraw or terminate the Agreements on the basis of performance other than as provided above.
The following table sets forth management fees and performance fees incurred for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Management fees - Third Point LLC	$7,110	$6,362	$5,037
Management fees - Founders (1)	35,321	36,053	28,544
Performance fees - Third Point Advisors LLC	17,276	862	19,935
	$59,707	$43,277	$53,516
(1) Up to December 22, 2016, KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, received a share of the management fees in proportion to their initial investments in Third Point Reinsurance Ltd.
Investments
Investment Strategy
As our investment manager, Third Point LLC has the contractual right to manage substantially all of our investable assets until December 22, 2021, subject to certain extension and termination rights described above, and is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our accounts. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed.

Investment Portfolio
The following tables present the total long, short and net exposure of our consolidated investment portfolio as managed by Third Point LLC, as of December 31, 2016 and 2015 by strategy and geography:

	2016			2015
	Long	Short	Net	Long	Short	Net
Long/Short Equity
Consumer	7%	—%	7%	15%	(3)%	12%
Energy & Utility	2%	—%	2%	—%	(1)%	(1)%
Financial	10%	(1)%	9%	2%	(1)%	1%
Healthcare	16%	(1)%	15%	30%	(3)%	27%
Industries & Commodities	16%	(1)%	15%	17%	(4)%	13%
Technology, Media and Telecommunications	10%	(3)%	7%	5%	(3)%	2%
Market Hedges	2%	—%	2%	3%	(9)%	(6)%
Total Long/Short Equity	63%	(6)%	57%	72%	(24)%	48%
Credit
Distressed	3%	—%	3%	1%	—%	1%
Performing	10%	(4)%	6%	6%	(11)%	(5)%
Government	6%	—%	6%	7%	(1)%	6%
Asset Backed Securities (1)	12%	(3)%	9%	24%	(3)%	21%
Total Credit	31%	(7)%	24%	38%	(15)%	23%
Other
Risk Arbitrage	9%	—%	9%	—%	—%	—%
Macro	1%	(17)%	(16)%	1%	(6)%	(5)%
Private (2)	3%	—%	3%	2%	—%	2%
Total Other	13%	(17)%	(4)%	3%	(6)%	(3)%
	107%	(30)%	77%	113%	(45)%	68%
(1) Includes residential mortgage-backed securities, commercial mortgage-backed securities and related indices.
(2) Includes securities approved for purchase by Investment and Finance Committee in accordance with the investment guidelines.

	2016			2015
	Long	Short	Net	Long	Short	Net
Americas	98%	(10)%	88%	103%	(30)%	73%
Europe, Middle East and Africa	6%	(11)%	(5)%	6%	(10)%	(4)%
Asia	3%	(9)%	(6)%	4%	(5)%	(1)%
	107%	(30)%	77%	113%	(45)%	68%
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
Investment Returns
The investment return is based on the total consolidated assets in Third Point Re’s and Third Point Re USA’s investment accounts managed by Third Point LLC, which includes the majority of our equity capital and float generated by our reinsurance operations. Investment returns for the years ended December 31, 2016, 2015 and 2014, net of all fees and expenses, is as follows:(1)

	2016	2015	2014
Long/short equities	(1.4)%	(3.3)%	2.7%
Credit	6.0%	2%	3%
Other	(0.4)%	(0.3)%	(0.6)%
Net investment return on investments managed by Third Point LLC	4.2%	(1.6)%	5.1%

S&P 500	12.0%	1.4%	13.7%

(1)	Past performance is not necessarily indicative of future results.
See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on net investment income (loss). Our investment manager, Third Point LLC, manages several funds and may manage other client accounts besides ours, some of which have, or may have, objectives and investment portfolio compositions similar to ours. Because of the similarity or potential similarity of our investment portfolio to other clients of our investment manager, and because, as a matter of ordinary course, Third Point LLC provides its clients, including us, and investors in its main hedge funds with results of their respective investment portfolios following the last day of each month, those other clients or investors indirectly may have material nonpublic information regarding our investment portfolio. To address this, and to comply with Regulation FD, we will continue to post on our website under the heading Investment Portfolio Returns located in the Investors section of the website, following the close of trading on the New York Stock Exchange on the last business day of each month, our preliminary monthly investment results for that month, with additional information regarding our monthly investment results to be posted following the close of trading on the New York Stock Exchange on the first business day of the following month.
Although our investment accounts have similar objectives and investment portfolio compositions to other funds managed by Third Point LLC, we can experience differences in returns when comparing our investment returns to the returns of other Third Point LLC managed funds for several reasons including:

•
Our investment accounts include collateral accounts securing letters of credit and reinsurance trust accounts securing various reinsurance contract obligations.  These collateral assets include cash and cash equivalents and government securities and may be invested in foreign currencies other than U.S. dollar.  The unrealized gains and losses on these investments, net investment income from the interest earned as well as foreign exchange gains and losses on these assets will contribute to differences in our returns compared to other funds that Third Point LLC manages.

•
Our investment guidelines contain restrictions on our ability to investment in private securities as compared to the investment guidelines of other funds that Third Point LLC manages.  Our ability to invest in private securities is subject to approval by the Investment and Finance Committee of the Board of Directors.  As a result, we may have different exposures to certain private investments compared to other funds that Third Point LLC manages.

•
We invest in certain securities whereby Third Point LLC has a board position in the company or may otherwise be restricted from trading in the particular security that can prohibit Third Point LLC from re-balancing our investment accounts, which may result in different returns in our investment accounts compared to other funds that Third Point LLC manages.

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
Regulation
Bermuda Insurance Regulation
The Insurance Act of 1978
The Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Third Point Re and Third Point Re USA, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Effective January 1, 2016, Bermuda’s prudential framework for the supervision of insurance and reinsurance companies and groups was deemed to be fully equivalent to the regulatory standards applied to European insurance and reinsurance companies and groups under Solvency II. As a result, Bermuda will be considered by all European member states as applying an equivalent statutory insurance regime in accordance with the requirements of Solvency II with respect to reinsurance, group solvency calculations and group supervision. The equivalence recognition applies to Bermuda’s commercial Class 3A, 3B, 4, Class C, Class D and Class E insurers and reinsurers and groups.
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
Loss Reserve Specialist
As Class 4 insurers, Third Point Re and Third Point Re USA must each appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual and possess adequate professional qualifications as a casualty actuary and/or possess adequate experience to assess the sufficiency of insurance reserves of the insurer. Class 4 insurers are required to submit annually an opinion of their approved loss reserve specialists with their statutory financial return. The loss reserve specialist’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as at the end of the relevant financial year (i) meets the requirements of the Insurance Act and (ii) makes reasonable provision for the total technical provisions of the insurer under the terms of its insurance contracts and agreements.

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
Public Disclosures
With effect from January 1, 2016, all commercial insurers and insurance groups are required to prepare and file with the BMA, and also publish on their website, a financial condition report. The BMA has discretion to approve modifications and exemptions to the public disclosure rules, on application by the insurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer.
Declaration of Compliance
Third Point Re and Third Point Re USA, at the time of filing their statutory financial statements, will also be required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not Third Point Re and Third Point Re USA have, with respect to the preceding financial year (i) complied with all requirements of the minimum criteria applicable to it; (ii) complied with the minimum margin of solvency as at its financial year end; (iii) complied with the applicable enhanced capital requirements as at its financial year end; (iv) observed any limitations, restrictions or conditions imposed upon issuance of its license, if applicable; and (v) complied with the minimum liquidity rating ratio as at its financial year end. The declaration of compliance is required to be signed by two directors of each of Third Point Re and Third Point Re USA, and if Third Point Re or Third Point Re USA have failed to comply with any of the requirements referenced in (i) through (iii) above or observe any limitations, restrictions or conditions imposed upon issuance of its license, if applicable, Third Point Re and/or Third Point Re USA will be required to provide the BMA with particulars of such failure in writing. Third Point Re and Third Point Re USA shall be liable to a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.
Annual Statutory Financial Return and Annual Capital and Solvency Return
Third Point Re and Third Point Re USA, as Class 4 insurers, are required to file with the BMA a statutory financial return no later than four months after their respective financial year end (unless specifically extended). The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate and the statutory financial statements themselves.
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

In addition, each year Third Point Re and Third Point Re USA, as a Class 4 insurers, are also required to file with the BMA a capital and solvency return along with their annual financial statutory returns. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self assessment (“CISSA”), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves, a schedule of eligible capital, a statutory economic balance sheet, the loss reserve specialist’s opinion, a schedule of regulated non-insurance financial operating entities and a schedule of solvency.
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
Class 4 insurers are also required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”), which is established by reference to either the BSCR model or an approved internal capital model. In 2016, the BMA implemented the economic balance sheet (“EBS”) framework, which is now used as the basis to determine the Company’s ECR.  Under the new framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows.
The BSCR model is a risk-based capital model that provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establish capital requirements for ten categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.
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
Any Class 4 insurer that at any time fails to meet its enhanced capital requirement applicable to it shall upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure; and a plan detailing the manner, specific actions to be taken and time within which the insurer intends to rectify the failure and within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, furnish the BMA with (i) unaudited statutory economic balance sheets and unaudited interim statutory financial statements in accordance with GAAP covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist in relation to total general insurance business technical provisions as set out in the statutory economic balance sheet, where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post failure data where applicable.
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
Where the shares of a shareholder or prospective shareholder of an insurer, or the shares of its parent company, are not traded on a recognised stock exchange (i.e., private companies), the Insurance Act prohibits such person from becoming a shareholder controller unless he has first served on the BMA notice in writing stating that he intends to become such a controller and the BMA has either, before the end of 45 days following the date of notification, provided notice to the proposed controller that it does not object to his becoming such a controller or the full 45 days has elapsed without the BMA filing an objection. In addition, with effect from January 1, 2016, a shareholder controller of Third Point Re or Third Point Re USA is not permitted to reduce or dispose of its holdings such that it will cease to be a 50%, 33%, 20% or 10% shareholder unless that shareholder controller notifies the BMA in writing that it intends to do so. Any person who contravenes the Insurance Act by failing to give notice or knowingly becoming a shareholder controller of any description before the required 45 days has elapsed, or disposing of shares and as a result ceasing to be a shareholder controller without notifying the BMA of their intention to do so, is guilty of an offense and liable to a fine of U.S.$25,000 on summary conviction.
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

Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act, (ii) the amalgamation with or acquisition of another firm, (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business that offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, (viii) the expansion into a material new line of business, (ix) the sale of an insurer and (x) outsourcing of an officer role.
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
Employees
As of December 31, 2016, we had 26 employees, 19 of whom were based in Bermuda, 6 of whom were based in the United States and 1 of whom was based in the United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.
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
Third Point Reinsurance Ltd. has fully and unconditionally guaranteed the debt securities issued by TPRUSA in February 2015; as a result no separate filings are made by TPRUSA with the SEC. See Note 24 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding TPRUSA.

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
The performance of our reinsurance operations and our investment portfolio fluctuate from period to period. Fluctuations result from a variety of factors, including:

•	the performance of our investment portfolio;

•	reinsurance contract pricing;

•	our assessment of the quality of available reinsurance opportunities;

•	the volume and mix of reinsurance products we underwrite;

•	loss experience on our reinsurance liabilities; and

•	our ability to assess and integrate our risk management strategy properly.
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
Our competitors include, among others, Alleghany Corporation, Arch Capital Group Ltd., AXIS Capital Holdings Ltd., Chubb Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Greenlight Reinsurance Ltd., Hamilton Insurance Group Ltd., Hannover Rückversicherung AG, Maiden Holdings Ltd., Münchener Rückversicherungs-Gesellschaft AG., PartnerRe Ltd., Swiss Re Limited, Tokio Marine Holdings, Inc., Watford Re Ltd. and XL Group Ltd.
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
Our future success depends to a significant extent on the efforts of our senior management and our senior underwriting executives to implement our business strategy. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our reinsurance brokers that each individually contributed more than 10% of total gross premiums written since inception were: Aon Benfield, JLT Re, Guy Carpenter & Company, LLC and Willis Re, which accounted for 26.1%, 21.9%, 13.9% and 10.1%, respectively. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
The performance of our investment portfolio depends to a great extent on the ability of Third Point LLC, as our investment manager to select and manage appropriate investments. We have entered into two investment management agreements with Third Point LLC, which terminate on December 22, 2021 and are subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. We have limited ability to terminate the investment management agreements earlier. We cannot assure you that Third Point LLC will be successful in meeting our investment objectives. The failure of Third Point LLC to perform adequately could significantly and negatively affect our business, results of operations and financial condition.
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
We depend upon Third Point LLC, our investment manager, to implement our investment strategy. The investment management agreements, each of which terminates on December 22, 2021, are subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate either investment management agreement in question at the end of such term. If Third Point LLC chooses to terminate either investment management agreement at the end of such term, there is no assurance that we could find a suitable replacement, and if we were to find a replacement, there is no guarantee that any such replacement would provide us with comparable or better investment results.

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
Our investment guidelines provide that as our investment manager, Third Point LLC may commit up to 15% of our assets under management to any one investment. Our investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2016 and 2015, the net exposure of our consolidated portfolio was 77% and 68%, respectively, and the largest ten long and short positions comprised an aggregate of 43% and 21% and 57% and 18%, respectively, of our consolidated investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
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
Our investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment portfolio could have a disproportionately large effect in relation to our capital. As of December 31, 2016, our investment account had $967.0 million of margin debt at its brokers primarily related to borrowings to fund collateral arrangements. A common metric used to determine financial leverage for accounts such as our investment portfolio is the “gross exposure” of our managed accounts. The “gross exposure” is shown as a percentage of the Net Asset Value (“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2016, the gross exposure of our consolidated investment portfolio was 137%. Any event that may adversely affect the value of positions we hold could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.
In managing our investment portfolio, Third Point LLC engages in short sales that may subject us to unlimited loss potential.
As our investment manager, Third Point LLC routinely enters into transactions for our account in which it sells a security that we do not own, which we refer to as a short sale, in anticipation of a decline in the market value of the security. Short sales for our account theoretically will involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2016, short exposure in our consolidated investment portfolio was $656 million consisting of 108 debt, equity and index positions, including $129 million over 25 positions in the equity portfolio.
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
As of the date hereof, representatives of Third Point LLC sat on the board of directors of Apigee Corp, Baxter International Inc., Enphase Energy, Inc., Hellenic Bank PLC and Sotheby’s, whose securities are publicly traded and included in our investment portfolio.
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
Our investment management agreements with Third Point LLC have limited termination provisions that restrict our ability to manage our investment portfolio outside of Third Point LLC. Because the investment management agreements contain exclusivity and limited termination provisions, we are unable to use investment managers other than Third Point LLC for so long as the agreement is in effect. The amended and restated investment management agreements were entered into in June 2016 and became effective on December 22, 2016 each with an initial term of five years, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties at least six months prior to the end of a term that it wishes to terminate the investment management agreement at the end of such term. We may also terminate either investment management agreement upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC.
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
Our investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities. As of December 31, 2016, the fair value of asset-backed securities in our consolidated investment portfolio was $254.9 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
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
In addition, the Euro-zone remains a significant market concern given recent volatility. Furthermore, the continued devaluation of the Euro could lead to significant decline in the value of our Euro-denominated investment portfolio. As of December 31, 2016, our consolidated investment portfolio had $53.9 million of market exposure denominated in Euros. As a result of our foreign currency hedging and speculative strategies, the portfolio had net short exposure in Euro currency of $29.0 million at December 31, 2016.
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
Our investment management agreements each provide for the following two forms of compensation to be paid to Third Point LLC and TP GP:

•	Third Point LLC is entitled to a management fee of 1.5% annually, charged monthly, based on net assets under management; and

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
The new tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. In June of 2016, House Republicans issued a policy paper (called the “Blueprint”) setting forth certain proposals for significant tax reforms. President Trump also issued a high-level outline of his tax reform plan during his campaign that is consistent with the Blueprint in many respects. The Blueprint proposes to adopt a “destination based tax system” that will tax imported goods and services and exempt exported goods and services. It is unclear how this proposal, if enacted, would apply to reinsurance. The tax laws and interpretations thereof regarding whether a company is engaged in a United States trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. The regulations regarding the application of the passive foreign investment company rules to an insurance company and regarding related party insurance income are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
Risks Relating to Our Common Shares
Future sales of shares by existing shareholders could cause our share price to decline, even if our business is performing well.
Sales of substantial amounts of our common shares in the public market could occur at any time. These sales, or the perception that these sales could occur, could cause the market price of our common shares to decline.
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of December 31, 2016, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 4,651,163 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
As of December 31, 2016, a total of 22,252,206 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2016, there were share options outstanding that are exercisable (subject to vesting) for 9,596,993 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
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
Third Point Reinsurance Ltd. was incorporated on October 6, 2011. On December 22, 2011, KIA TP Holdings, L.P. and KEP TP Holdings, L.P., which are affiliates of Kelso & Company (collectively, “Kelso”) and Pine Brook LVR, L.P., an affiliate of Pine Brook Road Partners, LLC (collectively, “Pine Brook”, and Pine Brook and together with Kelso, the “Lead Investors” and each individually, a “Lead Investor”), Dowling Capital Partners I, L.P., an affiliate of Dowling Capital Management, LLC (collectively, “Dowling”), P RE Opportunities Ltd. (“PROL”), Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and our Chief Executive Officer John R. Berger (collectively, the “Founders”), together with certain members of management, committed $533.0 million to capitalize Third Point Reinsurance Ltd. As of December 31, 2016, Kelso, Pine Brook, the Loeb Entities and the Company’s directors and named executive officers, as defined in the proxy statement, own approximately 20.4%, 11.0%, 8.4% and 6.5% of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and options representing the right to purchase 12,167,125 common shares. As a result, the Lead Investors, Loeb Entities, directors and named executive officers could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common shares.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space in Summit, New Jersey for Third Point Re USA’s operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2016, refer to Note 21 - “Commitments and Contingencies” to the accompanying consolidated financial statements.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are listed on the NYSE under the symbol “TPRE”. On February 21, 2017, the latest practicable date, the last reported sale price of our common shares was $12.20 per share and there were 76 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.

The following table sets forth, for the periods indicated, the high and low sales price per share of our common shares as reported by the NYSE:

	High	Low
2016
1st Quarter	$12.95	$10.48
2nd Quarter	$11.96	$10.81
3rd Quarter	$13.02	$11.48
4th Quarter	$12.65	$11.30
2015
1st Quarter	$14.50	$13.21
2nd Quarter	$15.33	$13.48
3rd Quarter	$15.06	$13.29
4th Quarter	$14.27	$13.11
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
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in Column 1) (3)
Equity compensation plans approved by shareholders	9,596,993	$13.64	9,418,538
Equity compensation plans not approved by shareholders	—	n/a	—
Total	9,596,993	$13.64	9,418,538
(1) Represents the number of shares associated with options outstanding as of December 31, 2016.
(2) Represents the weighted average exercise price of options disclosed.
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.

Performance
The following graph compares the cumulative total shareholder return on our common shares from the date of the Company’s initial public offering on August 15th, 2013 through to December 31, 2016 to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”). The share price performance presented below is not necessarily indicative of future results.

	2013			2014				2015				2016
	15-Aug	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec
tTPRE	$100.00	$115.92	$148.24	$126.80	$122.08	$116.40	$115.97	$113.20	$118.00	$107.60	$107.28	$90.96	$93.76	$96.00	$92.40
■S&P 500	$100.00	$101.22	$111.26	$112.70	$117.99	$118.72	$123.93	$124.47	$124.18	$115.57	$123.03	$123.98	$126.34	$130.51	$134.76
▲Dow Jones P&C	$100.00	$102.60	$110.31	$106.50	$110.87	$110.30	$121.12	$122.76	$119.21	$121.67	$129.63	$133.73	$138.76	$137.02	$149.01

1.	The above graph assumes that the value of the investment was $100 on August 15, 2013.

2.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities
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
We did not make any repurchases of common shares during the three months ended December 31, 2016.
During the year ended December 31, 2016, we repurchased 644,768 of our common shares in the open market for an aggregate cost of $7.4 million at a weighted average cost, including commissions, of $11.46 per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.

As of December 31, 2016, the Company may repurchase up to an aggregate of $92.6 million of additional common shares under its share repurchase program.
Item 6. Selected Financial Data.
The following tables set forth certain of our selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and has been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	2016	2015	2014	2013	2012
	($ in thousands, except share and per share data)
Selected Statement of Income (Loss) Data:
Net premiums written	$615,049	$700,538	$613,150	$391,962	$190,374
Net premiums earned	590,190	602,824	444,532	220,667	96,481
Net investment income (loss)	98,825	(28,074)	85,582	258,125	136,868
Loss and loss adjustment expenses incurred, net	395,932	415,191	283,147	139,812	80,306
Acquisition costs, net	222,150	191,216	137,206	67,944	24,604
General and administrative expenses	39,367	46,033	40,008	33,036	27,376
Other expenses	8,387	8,614	7,395	4,922	446
Interest expense	8,231	7,236	—	—	—
Foreign exchange gains	19,521	3,196	—	—	—
Income tax (expense) benefit	(5,593)	2,905	(5,648)	—	—
Net income (loss)	$27,635	$(93,782)	$50,395	$227,311	$99,401
Earnings (loss) per share (1)
Basic	$0.26	$(0.84)	$0.48	$2.58	$1.26
Diluted	$0.26	$(0.84)	$0.47	$2.54	$1.26
Property and Casualty Reinsurance Segment - Selected Ratios (2):
Loss ratio	67.1%	68.9%	65.5%	65.7%	83.2%
Acquisition cost ratio	37.6%	31.7%	31.5%	31.5%	25.5%
Composite ratio	104.7%	100.6%	97.0%	97.2%	108.7%
General and administrative expense ratio	3.8%	4.1%	5.2%	10.3%	21.0%
Combined ratio	108.5%	104.7%	102.2%	107.5%	129.7%

Net investment return on investments managed by TP LLC (3)	4.2%	(1.6)%	5.1%	23.9%	17.7%

(1)	See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding our accounting policy for computing earnings (loss) per share.

(2)
Underwriting ratios are for the property and casualty reinsurance segment only. See additional information in Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report. Underwriting ratios are calculated by dividing the related expense by net premiums earned.

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

	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Selected Balance Sheet Data:
Total investments in securities	$2,647,512	$2,317,244	$1,830,838	$1,460,864	$937,690
Cash and cash equivalents (1)	9,951	20,407	28,734	31,625	34,005
Restricted cash and cash equivalents	298,940	330,915	417,307	193,577	77,627
Reinsurance balances receivable, net	381,951	294,313	303,649	191,763	84,280
Deferred acquisition costs, net	221,618	197,093	155,901	91,193	45,383
Total assets	3,895,644	3,545,108	2,852,580	2,159,890	1,402,017
Reinsurance balances payable	43,171	24,119	27,040	9,081	—
Deposit liabilities (2)	104,905	83,955	145,430	120,946	50,446
Unearned premium reserves	557,076	531,710	433,809	265,187	93,893
Loss and loss adjustment expense reserves	605,129	466,047	277,362	134,331	67,271
Total liabilities	2,445,919	2,149,225	1,300,532	649,494	473,696
Shareholders’ equity attributable to shareholders	1,414,051	1,379,726	1,451,913	1,391,661	868,544
Non-controlling interests	35,674	16,157	100,135	118,735	59,777
Total shareholders’ equity	$1,449,725	$1,395,883	$1,552,048	$1,510,396	$928,321
Book value per share data:
Book value per share (3)	$13.57	$13.23	$14.04	$13.48	$11.07
Diluted book value per share (3)	$13.16	$12.85	$13.55	$13.12	$10.89
Selected ratios:
Change in diluted book value per share (3)	2.4%	(5.2)%	3.3%	20.5%	11.9%
Return on beginning shareholders’ equity (3)	2.0%	(6.0)%	3.6%	23.4%	13.0%

(1)	Cash and cash equivalents consists of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.

(2)
Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.

(3)
Book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. There are no comparable GAAP measures. See the reconciliations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with Part II, Item 6. “Selected Financial Data”, and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”).
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
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We assume a minimal amount of property catastrophe risk and we anticipate that our property catastrophe exposures will consistently remain low when compared to many other reinsurers with whom we compete.
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid on reinsurance contracts and payments are made on deposit accounted contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns. Float is not a concept defined by U.S. GAAP and therefore, there are no comparable U.S. GAAP measures. As a result, net investment income on float is considered to be a non-GAAP measure.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under two long-term investment management contracts. We directly own the investments that are held in two separate accounts and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds. In June 2016, Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016. These agreements have similar terms to the expired agreements, however, the management fee was reduced from 2% to 1.5%. See Note 9 to our consolidated financial statements for additional information.
Non-GAAP Financial Measures and Other Financial Metrics
We have included certain financial measures that are not calculated under standards or rules that comprise GAAP. Such measures, including net investment income on float, book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of non-GAAP measures to the most comparable GAAP figures are included below.

In addition, we refer to certain financial metrics such as net investment return on investments managed by Third Point LLC, which is an important metric to measure the performance of our investment manager, Third Point LLC. A more detailed description of this financial metric is included below.
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
The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(50,052)	$(28,257)	$(9,552)
Combined ratio (1)	108.5%	104.7%	102.2%

Key investment return metrics:
Net investment income (loss)	$98,825	$(28,074)	$85,582
Net investment return on investments managed by Third Point LLC	4.2%	(1.6)%	5.1%

Key shareholders’ value creation metrics:
Book value per share (2)	$13.57	$13.23	$14.04
Diluted book value per share (2)	$13.16	$12.85	$13.55
Change in diluted book value per share (2)	2.4%	(5.2)%	3.3%
Return on beginning shareholders’ equity (2)	2.0%	(6.0)%	3.6%

(1)	See Note 22 to the accompanying consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)	Book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. See reconciliations below.
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 22 to our consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 22 to our consolidated financial statements.

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
Net investment income (loss) for the years ended December 31, 2016, 2015 and 2014 was comprised of the following:

	2016	2015	2014
	($ in thousands)
Net investment income (loss) on float	$16,931	$(10,810)	$11,305
Net investment income (loss) on capital	80,361	(18,798)	73,050
Net investment income (loss) on investments managed by Third Point LLC	97,292	(29,608)	84,355
Net gain on investment in Kiskadee Fund	1,533	1,465	—
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	69	1,227
Net investment income (loss)	$98,825	$(28,074)	$85,582
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of non-controlling interests. The stated return is net of withholding taxes, which are presented as a component of income tax (expense) benefit in our consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
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
Change in book value per share is calculated by taking the change in book value per share divided by the beginning of period book value per share. Change in diluted book value per share is calculated by taking the change in diluted book value per share divided by the beginning of period diluted book value per share.

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
As of December 31, 2016, book value per share of $13.57 increased by $0.34 per share, or 2.6%, from $13.23 per share as of December 31, 2015. As of December 31, 2015, book value per share of $13.23 decreased by $0.81 per share, or 5.8%, from $14.04 per share as of December 31, 2014.
As December 31, 2016, diluted book value per share of $13.16 increased by $0.31 per share, or 2.4%, from $12.85 per share as of December 31, 2015. As of December 31, 2015, diluted book value per share of $12.85 decreased by $0.70 per share, or 5.2%, from $13.55 per share as of December 31, 2014.
The changes in book value per share and diluted book value per share for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to net income during the year. The decrease in book value per share and diluted book value per share for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a net loss during the year as a result of our negative investment return and, to a lesser extent, our underwriting loss in the year.
The changes in book value per share and diluted book value per share were also impacted by share activity including share repurchases and the issuance of performance restricted shares.
The following table sets forth the computation of basic and diluted book value per share as of December 31, 2016, 2015 and 2014 :

	2016	2015	2014
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Total shareholders' equity	$1,449,725	$1,395,883	$1,552,048
Less: non-controlling interests	(35,674)	(16,157)	(100,135)
Shareholders' equity attributable to shareholders	1,414,051	1,379,726	1,451,913
Effect of dilutive warrants issued to founders and an advisor	46,512	46,512	46,512
Effect of dilutive stock options issued to directors and employees	52,930	58,070	61,705
Diluted book value per share numerator:	$1,513,493	$1,484,308	$1,560,130
Basic and diluted book value per share denominator:
Issued and outstanding shares, net of treasury shares	104,173,748	104,256,745	103,397,542
Effect of dilutive warrants issued to founders and an advisor	4,651,163	4,651,163	4,651,163
Effect of dilutive stock options issued to directors and employees	5,274,333	5,788,391	6,151,903
Effect of dilutive restricted shares issued to employees (1)	878,529	837,277	922,610
Diluted book value per share denominator:	114,977,773	115,533,576	115,123,218

Basic book value per share	$13.57	$13.23	$14.04
Diluted book value per share	$13.16	$12.85	$13.55

(1)
As of December 31, 2016, the effect of dilutive restricted shares issued to directors and employees was comprised of 301,043 restricted shares with a service condition only and 577,486 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income (loss) by the beginning shareholders’ equity attributable to shareholders. We believe that return on beginning shareholders’ equity is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the year ended December 31, 2016, we have also adjusted the beginning shareholders’ equity for the impact of the shares repurchased on a weighted average basis. This adjustment increased the stated return on beginning shareholders’ equity

Return on beginning shareholders’ equity for the years ended December 31, 2016, 2015 and 2014 was calculated as follows:

	2016	2015	2014
	($ in thousands)
Net income (loss)	$27,635	$(87,390)	$50,395
Shareholders’ equity attributable to shareholders - beginning of year	1,379,726	1,451,913	1,391,661
Impact of weighting related to shareholders’ equity from shares repurchased	(4,363)	—	—
Adjusted shareholders’ equity attributable to shareholders - beginning of year	$1,375,363	$1,451,913	$1,391,661
Return on beginning shareholders’ equity	2.0%	(6.0)%	3.6%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.
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
Expenses
Our expenses consist primarily of the following:

•	loss and loss adjustment expenses;

•	acquisition costs;

•	investment-related expenses;

•	general and administrative expenses;

•	other expenses;

•	interest expense;

•	foreign exchange; and

•	income taxes.
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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and certain of our Founders and performance fees we pay to TP GP. A 2% management fee calculated on assets under management was paid monthly to Third Point LLC and certain of our Founders, up to December 22, 2016 and 1.5% to Third Point LLC thereafter. In addition, a performance fee equal to 20% of the net investment income is paid annually to TP GP. See Note 9 to our consolidated financial statements for additional information on our Founders and management, performance and founders fees. We include these expenses in net investment income (loss) in our consolidated statements of income (loss). The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements.
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
Foreign exchange gains (losses) consist of the revaluation of monetary assets and liabilities denominated in foreign currencies to U.S. dollar, our functional currency.
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
While management believes pricing remains adequate for certain types of business on which we focus, there is significant underwriting capacity currently available.  Market conditions remain challenging and have continued to deteriorate during the year, and we believe they could deteriorate further in the near term.  We believe excess capacity is due to strong retained earnings in the reinsurance industry primarily as a result of historically low catastrophe losses in recent years, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants with similar total return business models to ours. While we do not participate in the property catastrophe excess of loss reinsurance segment, we believe that traditional reinsurers facing extreme price pressure in this segment are more aggressively pursuing our targeted lines of business.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. An example of a dislocated market where there is significant demand for reinsurance is the U.S. mortgage market. After suffering severe losses during the financial crisis of 2008, private mortgage insurers and the government sponsored mortgage lenders have been recapitalized and we believe the insurers and lenders have been increasingly using reinsurance as a component of their capital structure.

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
During our first four years of operation through 2015, we had significant premium growth and float generation and reached a premium level that supports our fixed expense base and an invested assets to equity ratio that appropriately utilizes our capital. As market conditions have continued to deteriorate, it has been more difficult to originate reinsurance opportunities that meet our underwriting standards and therefore gross written premium in 2016 was slightly lower than 2015. Given current market conditions and our focus on improving underwriting results, it is possible that our premiums written for 2017 may decline further.
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
Consolidated Results of Operations—Years ended December 31, 2016, 2015 and 2014
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period changes, for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	Increase (decrease)	2014	Increase (decrease)
	($ in thousands)
Net underwriting income (loss) (1)	$(50,052)	$(28,257)	$(21,795)	$(9,552)	$(18,705)
Net investment income (loss)	98,825	(28,074)	126,899	85,582	(113,656)
Net investment return on investments managed by Third Point LLC	4.2%	(1.6)%	5.8%	5.1%	(6.7)%
General and administrative expenses (2)	17,207	20,771	(3,564)	14,380	6,391
Interest expense	8,231	7,236	995	—	7,236
Foreign exchange gains	19,521	3,196	16,325	—	3,196
Income tax (expense) benefit	(5,593)	2,905	8,498	(5,648)	(8,553)
Net income (loss)	$27,635	$(87,390)	$115,025	$50,395	$(137,785)

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.

A key driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income (loss). See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income (loss) for the year ended December 31, 2016 compared to the year ended December 31, 2015 were primarily due to the following:

•
The increase in net underwriting loss and related combined ratio primarily reflects adverse development for the year ended December 31, 2016 on certain contracts and continued deterioration in market conditions. See “Segment Results” below for additional details.

•
The decrease in general and administrative expenses related to corporate activities for the year ended December 31, 2016 compared to 2015 was primarily due to a decrease in our annual incentive plan compensation expense where we did not achieve the threshold performance target, lower share compensation expense in the current year due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting.

•	In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for the current year include a full year of interest expense.

•
The foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which had strengthened during the year.

•
Income tax expense for the year ended December 31, 2016 is primarily due to withholding taxes on our investment portfolio, partially offset by tax benefit as a result of a pre-tax loss generated by our U.S. subsidiaries.

The change in net income for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the following:

•
The increase in net underwriting loss and related combined ratio primarily reflects adverse development for the year ended December 31, 2015 on certain contracts and deterioration in market conditions. See “Segment Results” below for additional details.

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
Segment Results—Years ended December 31, 2016, 2015 and 2014
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance. We have also identified a corporate function that includes investment results, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax expense (benefit).

Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the year over year changes for the Property and Casualty Reinsurance segment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	Increase (decrease)	2014	Increase (decrease)
	($ in thousands)
Gross premiums written	$617,374	$702,458	$(85,084)	$601,305	$101,153
Net premiums earned	590,190	602,816	(12,626)	432,297	170,519
Loss and loss adjustment expenses incurred, net	395,932	415,041	(19,109)	283,180	131,861
Acquisition costs, net	222,150	191,217	30,933	136,154	55,063
General and administrative expenses	22,160	24,815	(2,655)	22,515	2,300
Net underwriting loss	(50,052)	(28,257)	(21,795)	(9,552)	(18,705)
Net investment income (loss) on float	16,931	(10,810)	27,741	11,305	(22,115)
Other expenses	8,387	8,614	(227)	7,395	1,219
Segment loss	$(41,508)	$(47,681)	$6,173	$(5,642)	$(42,039)
Underwriting ratios (1):
Loss ratio	67.1%	68.9%	(1.8)%	65.5%	3.4%
Acquisition cost ratio	37.6%	31.7%	5.9%	31.5%	0.2%
Composite ratio	104.7%	100.6%	4.1%	97.0%	3.6%
General and administrative expense ratio	3.8%	4.1%	(0.3)%	5.2%	(1.1)%
Combined ratio	108.5%	104.7%	3.8%	102.2%	2.5%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation provisions or can be canceled or terminated upon agreement from both parties; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and year to year comparisons may not be meaningful.

The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	($ in thousands)
Property	$98,334	15.9%	$114,215	16.2%	$106,834	17.8%
Casualty	213,050	34.5%	327,064	46.6%	266,763	44.4%
Specialty	305,990	49.6%	261,179	37.2%	227,708	37.8%
	$617,374	100.0%	$702,458	100.0%	$601,305	100.0%
The decrease in gross premiums written of $85.1 million, or 12.1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by:
Factors resulting in decreases:

•
We recognized $193.1 million of premium in the year ended December 31, 2015 that did not renew in the year ended December 31, 2016, consisting of $107.5 million for contracts that were not subject to renewal in 2016 and $85.6 million for contracts that we made a decision not to renew in 2016 due to changes in pricing and/or terms and conditions.

•
We recognized a net increase in premium of $90.5 million in the year ended December 31, 2016 compared to a net increase of $188.3 million in the year ended December 31, 2015 related to the net impact of contract extensions, cancellations and contracts written in the prior year with no comparable premium in the current year period.

Factors resulting in increases:

•	We wrote $111.4 million of new business for the year ended December 31, 2016, of which $83.9 million was specialty business and $27.5 million was casualty business.

•
Changes in renewal premiums for the year ended December 31, 2016 resulted in a net increase in premiums of $27.1 million primarily due to increases in participations and underlying premium volume on contracts that renewed in the period. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded increases in premium estimates relating to prior periods of $106.6 million and $39.3 million for the years ended December 31, 2016 and 2015, respectively. The 2016 increases in premium estimates were primarily due to the following factors:

◦
We wrote one large credit and financial lines quota share, covering primarily mortgage business, whereby the ceding company significantly increased their writings, which resulted in a $46.9 million premium estimate increase during the year on this contract;

◦
We wrote a multi-line contract for several underwriting years covering commercial auto physical damage and auto extended warranty.  As this was a new and growing program, we initially recorded the cedent’s estimate of expected written premium at a lower amount than their initial estimate.  The ceding company exceeded their premium projections resulting in an increase of $23.6 million related to that contract;

◦	We wrote a general liability quota share whereby the ceding company increased their writings, which resulted in a $20.8 million premium estimate increase during the year on this contract; and

◦	The remaining net increase in premium estimates related to several contracts where the cedents reported writing more business than initially expected.

•
The increases in premium estimates for the year ended December 31, 2015 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

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
Net Premiums Earned
The decrease in net premiums earned for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to retroactive reinsurance contracts of $108.1 million that were written and earned in the year ended December 31, 2015 whereas we did not write any retroactive reinsurance contract in the year ended December 31, 2016. This decrease was partially offset by an increase in net premiums earned as a result of a larger in-force underwriting portfolio.
The increase in net premiums earned for the year ended December 31, 2015 compared to the year ended December 31, 2014, was a result of a larger number of retroactive reinsurance contracts written in 2015 and net premiums earned on a larger in-force underwriting portfolio.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The changes in our net loss and loss adjustment expenses and related ratio was impacted by changes in mix of business, deterioration in market conditions and prior years’ reserve development.
The following is a summary of reserve development for the years ended December 31, 2016, 2015 and 2014:

For the year ended December 31, 2016, we incurred $10.5 million, or 1.8 percentage points, of net adverse prior years’ reserve development. The $10.5 million of net adverse prior years’ reserve development for the year ended December 31, 2016 was accompanied by net increases of $2.0 million in acquisition costs, resulting in a net increase of $12.5 million in net underwriting loss, or 2.1 percentage points. The net underwriting loss impact of the adverse loss development was due to:

•
$4.8 million of net adverse underwriting loss development relating to one multi-line contract written since 2014. This contract contains underlying commercial auto physical damage and auto extended warranty exposure. The adverse loss experience was a result of an increase in the number of reported claims and inadequate pricing in certain segments of the underlying business;

•
$4.0 million of net adverse underwriting loss development relating to non-standard auto contracts, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection;

•
$3.7 million of net adverse underwriting loss development relating to our Florida homeowners’ contracts primarily as a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters, which we believe has led to an increase in the frequency of claims reported as well as the severity of losses and loss adjustment expenses;

•
$3.3 million of net adverse underwriting loss development relating to a workers’ compensation contract written from 2012 to 2014 under which we have been experiencing higher than expected claims development that led to an increase in our previous loss assumptions on this contract; and

•	$2.1 million of net favorable underwriting loss development from several other contracts.
For the year ended December 31, 2015, we incurred $5.4 million, or 0.9 percentage points, of net favorable prior years’ reserve development. The $5.4 million of net favorable prior years’ reserve development for the year ended December 31, 2015 was accompanied by net increases of $13.2 million in acquisition costs, resulting in a net increase of $7.8 million in net underwriting loss, or 1.3 percentage points. The $7.8 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that were either fully or partially offset by increases in sliding scale or profit commissions whereas certain workers’ compensation, auto and property contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree, resulting in the net favorable development being more than offset by acquisition costs in the period.
For the year ended December 31, 2014, we incurred $0.7 million, or 0.2 percentage points, of net favorable prior years’ reserve development. The $0.7 million of net favorable prior years’ reserve development for the year ended December 31, 2015 was accompanied by net increases of $0.3 million in acquisition costs, resulting in a net decrease of $0.4 million in net underwriting loss.
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
Many of our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios.

Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income (loss) on float. The change in net investment income (loss) on float for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared the year ended December 31, 2014 was primarily due to change in investment returns compared to the prior year. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the years presented.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in our annual incentive plan compensation expense where we did not achieve the threshold performance target, lower share compensation expense in the current year due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting.
The increase in general and administrative expenses allocated to underwriting activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased headcount and related employee costs, increased share compensation expense and increased credit facility fees due to higher usage of our letter of credit facilities. Although general and administrative expenses increased compared to the prior year, the general and administrative expense ratio decreased due to proportionately higher net premiums earned during the current year.
Corporate Function
The following table sets forth net income (loss) and the year over year changes for the Corporate Function for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	Increase (decrease)	2014	Increase (decrease)
	($ in thousands)
Net investment income (loss) on capital	$81,894	$(17,333)	$99,227	$73,050	$(90,383)
General and administrative expenses	17,207	20,771	(3,564)	14,380	6,391
Interest expense	8,231	7,236	995	—	7,236
Foreign exchange gains	19,521	3,196	16,325	—	3,196
Income tax (expense) benefit	(5,593)	2,905	8,498	(5,648)	(8,553)
Income attributable to non-controlling interests	(1,241)	(53)	(1,188)	(1,590)	1,537
	$69,143	$(39,292)	$108,435	$51,432	$(90,724)
Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Long/short equities	(1.4)%	(3.3)%	2.7%
Credit	6.0%	2.0%	3.0%
Other	(0.4)%	(0.3)%	(0.6)%
Net investment return on investments managed by Third Point LLC	4.2%	(1.6)%	5.1%

S&P 500 Total Return Index	12.0%	1.4%	13.7%

For the year ended December 31, 2016, the net investment results were primarily driven by positive returns in our Credit strategy.  Within Credit, profits in corporate and sovereign credit were partially offset by modest losses in structured credit.  Corporate credit was the main driver in the Credit strategy and resulted from positive returns on investments in the energy sector.  Within equities, negative performance from two large healthcare positions were partially offset by positive performance from investments in the financial and industrials sectors. During the year, Third Point LLC increased exposure to risk arbitrage transactions, which generated positive performance from several merger-related investments and partially offset losses in the currency and macroeconomic portions of the other portfolio.
For the year ended December 31, 2015, the net investment results were primarily attributable to losses in our long equity and performing credit portfolios.  Within credit, gains from one large sovereign debt investment and strong performance from the structured credit portfolio outweighed modest losses in performing credit positions in the energy sector.  In equities, negative performance was partially offset by gains from short equity investments.  During the year, Third Point LLC reduced net exposure by both exiting long positions and adding to the short portfolio.
For the year ended December 31, 2014, the net investment results were largely attributable to Third Point LLC’s equity and structured credit strategies.  Within equities, healthcare and industrials and commodities were the strongest performing sectors, accounting for nearly half of total returns for the year.  In credit, strong performance in structured credit was partially offset by the performing credit portfolio.
Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a list of risks and factors that could adversely impact our investments results.
General and Administrative Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The decrease in general and administrative expenses related to corporate activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in our annual incentive plan compensation expense where we did not achieve the threshold performance target, lower share compensation expense in the current year due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting.
The increase for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to separation costs, increased share compensation expense and increased legal and other professional advisor expenses.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations for the current year include a full year of interest expense.
Foreign Exchange Gains
The increase in foreign exchange gains for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had strengthened during the current year. Loss and loss adjustment expense reserves denominated in British pounds increased in the year ended December 31, 2016, which also contributed to the variance. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities, generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 14 to our consolidated financial statements for additional information regarding income taxes. The increase in income tax expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to greater withholding taxes on our investment portfolio and a smaller income tax benefit generated by our U.S. subsidiaries.

Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to our investment guidelines as specified in our two investment management agreements with Third Point LLC, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of OECD high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than 3 days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy our liquidity requirements to manage our operations.
As of December 31, 2016, $1,452.3 million, or 54.9% (December 31, 2015 - $1,182.3 million, or 51.0%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Under the Companies Act, as amended, a Bermuda company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment, be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Under the Insurance Act, Third Point Re and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if they are in breach of their respective minimum solvency margin (“MSM”), enhanced capital requirement (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where either Third Point Re or Third Point Re USA, as Class 4 insurers, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
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
As of December 31, 2016, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $315.0 million (December 31, 2015 - $261.1 million). Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement we have entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $19.6 million as of December 31, 2016 (December 31, 2015 - $11.1 million).
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re to Third Point Reinsurance Ltd. After several years of premium growth and float generation from our inception, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given the continued deterioration in market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.
Liquidity and Cash Flows
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, general and administrative expenses and to purchase investments.
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
Operating, investing and financing cash flows for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	($ in thousands)
Net cash provided by operating activities	$4,771	$187,776	$122,430
Net cash used in investing activities	(53,278)	(163,884)	(119,053)
Net cash provided by (used in) financing activities	38,051	(32,219)	(6,268)
Net decrease in cash and cash equivalents	(10,456)	(8,327)	(2,891)
Cash and cash equivalents at beginning of year	20,407	28,734	31,625
Cash and cash equivalents at end of year	$9,951	$20,407	$28,734
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The decrease in cash flows from operating activities in the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to lower float generated from our reinsurance operations in the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily due to not having written any retroactive reinsurance contracts during 2016, which typically result in up-front premiums paid, compared to $108.1 million for the year ended December 31, 2015.
The increase in cash flows from operating activities in the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to higher float generated from our reinsurance operations in the year ended December 31, 2015 compared to the year ended December 31, 2014. Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.
For the years ended December 31, 2016, 2015 and 2014, we contributed $53.3 million, $147.1 million and $163.0 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the consolidated statements of cash flows prepared in accordance with U.S. GAAP. The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.

Investing Activities
Cash flows used in investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows used in investing activities for the years ended December 31, 2016, 2015 and 2014 primarily reflects the investment of float generated from our reinsurance operations, including the net proceeds from deposit liability contracts. Cash flows used in investing activities for the year ended December 31, 2015 also includes the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA.
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
Financing Activities
Cash flows provided by financing activities for the year ended December 31, 2016 consisted of contributions received on deposit liability contracts and proceeds from the exercise of stock options, partially offset by $7.4 million of shares repurchased. Cash flows used in financing activities for the year ended December 31, 2015 consisted primarily of the proceeds from issuance of Notes, partially offset by distributions of non-controlling interests from the investment affiliate and Catastrophe Fund and payments to settle two deposit liability contracts. The cash flows used in financing activities for the year ended December 31, 2014 consisted primarily of distributions of non-controlling interests from the investment affiliate.
For the period from inception until December 31, 2016, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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

Restricted cash and cash equivalents and restricted investments increased by $103.2 million, or 16.6%, to $726.2 million as of December 31, 2016 from $623.0 million as of December 31, 2015. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral partially offset by lower letter of credit usage. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our consolidated financial statements for additional information regarding our letter of credit facilities.
As of December 31, 2016, $231.8 million (December 31, 2015 - $270.4 million) of letters of credit, representing 44.2% of the total available facilities, had been issued (December 31, 2015 - 49.2% (based on total available facilities of $550.0 million)).
Under the letter of credit facilities, we provide collateral that may consist of cash and cash equivalents, U.S. treasuries or sovereign debt. As of December 31, 2016, total cash and cash equivalents with a fair value of $231.8 million (December 31, 2015 - $270.8 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 6 to our consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts. The collateral amounts securing letters of credit are included in restricted cash and cash equivalents in the consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of December 31, 2016.
Financial Condition
Shareholders’ equity
As of December 31, 2016, total shareholders’ equity was $1,449.7 million compared to $1,395.9 million as of December 31, 2015. The increase was primarily due to net income of $27.6 million and share compensation expense and issuance of common shares totaling $14.1 million, partially offset by share repurchases of $7.4 million in the current year period.
Investments
As of December 31, 2016, total cash and net investments managed by Third Point LLC was $2,191.6 million, compared to $2,062.8 million as of December 31, 2015. The increase was primarily due to float of $53.3 million generated by our reinsurance operations and net investment income on investments managed by Third Point LLC of $97.3 million.
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
The indenture governing the Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Notes, certain of our existing or future subsidiaries may be required to guarantee the Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Notes). As of December 31, 2016, we were in compliance with all of the covenants under the indenture governing the Notes, and during the twelve months then ended, no event requiring an increase in the interest rate applicable to the Notes occurred.

Our contractual obligations as of December 31, 2016 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Senior Notes due 2025 (1)	$115,000	$—	$—	$—	$115,000
Scheduled interest payments (1)	68,425	8,050	16,100	16,100	28,175
Subtotal - Debt obligations	183,425	8,050	16,100	16,100	143,175
Loss and loss adjustment expense reserves (2)	605,128	193,861	238,477	96,373	76,417
Other operating agreements (3)	3,548	709	1,499	1,340	—
Rental leases (4)	3,545	864	1,779	902	—
Deposit liabilities (5)	104,905	6,745	15,536	19,433	63,191
	$900,551	$210,229	$273,391	$134,148	$282,783

(1)	See Note 11 to our consolidated financial statements for detailed information on our Senior Notes.

(2)
We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns by contract. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Policies and Accounting Estimates - Loss and Loss Adjustment Expense Reserves” for additional information.

(3)
In September 2016, the Company acquired from NetJets Sales Inc. (“NetJets”) an undivided 31.25% interest in an aircraft for a five year period. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees.

(4)
We lease office space at Point House in Pembroke, Bermuda. This five year lease expires on November 30, 2020. We also lease office space in Summit, New Jersey, U.S.A. This five year lease expires on February 28, 2021.

(5)
See Note 10 to our consolidated financial statements for detailed information on deposit liability contracts. For purposes of this contractual obligations table, we have included estimates of future interest accruals and the amount we expect the deposit liability contracts would settle for at their probable settlement dates.

The contractual obligations table above does not include an estimate of the time period of cash settlement of our $1.6 million of uncertain tax positions with the respective tax authorities given that we cannot reasonably estimate the timing of potential settlement.

Off-Balance Sheet Commitments and Arrangements
We have no obligations, assets or liabilities, other than those derivatives in our investment portfolio and disclosed in the notes to our consolidated financial statements, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
As of December 31, 2016, we had an unfunded capital commitment of $3.2 million related to our investment in the Hellenic Fund (see Note 17 to our consolidated financial statements for additional information).
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
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Along with uncertainty regarding the underlying business volume, our contracts also contain a number of contractual features that can significantly impact the amount of premium that we ultimately recognize. These include commutation provisions, multi-year contracts with cancellation provisions and provisions to return premium at the expiration of the contract in certain circumstances. In certain contracts, these provisions can be exercised by the client, in some cases provisions can be exercised by us and in other cases by mutual consent. In addition, we write a small number of large contracts and the majority of our property and casualty reinsurance segment premiums written to date has been quota share business. As a result, we may be subject to greater volatility around our premium estimates compared to other property and casualty companies. We regularly monitor the premium estimates for each of our contracts considering the cash premiums received, reported premiums, discussions with our clients regarding their premium projections as well as evaluating the potential impact of contractual features. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Changes in premium estimates may not result in a direct impact to net income or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by proportional changes in acquisition costs and net loss and loss adjustment expenses.
During the year ended December 31, 2016, we recorded $106.6 million of changes in premium estimates on prior years’ contracts, (2015 - $39.3 million and 2014 - $(12.1) million). There was a $1.0 million impact on net income of these changes in premium estimates for the year ended December 31, 2016 and an insignificant impact for the years ended December 31, 2015 and 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Property and Casualty Reinsurance” for additional information on changes in premium estimates.

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
Loss and Loss Adjustment Expense Reserves
See Note 8 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding loss and loss adjustment expense reserves including reserving methodologies and additional information on loss development.
Sensitivity Analysis
The table below shows the impact of reasonably likely changes to our actuarial estimates of our client’s ceded loss on the following: loss and loss adjustment expense reserves, net; acquisition costs, net; net underwriting loss and shareholders’ equity as of and for the year ended December 31, 2016. Since many contracts that we write have sliding scale commissions, profit commissions, loss corridors or other loss mitigating features that adjust with or offset the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
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

	10% increase in ultimate loss and loss adjustment expenses, net	10% decrease in ultimate loss and loss adjustment expenses, net
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$94,364	$(95,645)
Acquisition costs, net	(12,076)	23,998
Increase (decrease) in net underwriting loss	82,288	(71,647)
Total shareholders’ equity	$1,449,725	$1,449,725
Increase (decrease) in shareholders’ equity	(5.7)%	4.9%

Fair value measurements
See Note 4 to our consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements. In addition to the framework discussed in Note 4, we perform several processes to ascertain the reasonableness of the valuation of all of its investments comprising its investment portfolio. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from Third Point LLC, (ii) obtaining and reviewing monthly NAV and investment return reports received directly from the Company’s third-party fund administrator, which are compared to the reports noted in (i), and (iii) monthly update discussions with Third Point LLC regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from third party service providers.

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
As of December 31, 2016, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of December 31, 2016, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $152.0 million, or 6.9% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $245.4 million, or 9.8%, were written in currencies other than the U.S. dollar. As of December 31, 2016, loss and loss adjustment expense reserves included $94.5 million (December 31, 2015 - $98.2 million) and net reinsurance balances receivable included $5.1 million (December 31, 2015 - $3.4 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $104.2 million as of December 31, 2016 (December 31, 2015 - $116.7 million). The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2016, our total net short exposure to foreign denominated securities represented 10.6% (December 31, 2015 - 6.3%) of our investment portfolio including cash and cash equivalents, of $204.0 million (December 31, 2015 - $130.8 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of December 31, 2016:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Japanese Yen	$6,858	0.31%	$(6,858)	(0.31)%
Saudi Arabian Riyal	6,569	0.30%	(6,569)	(0.30)%
Chinese Yuan	4,205	0.19%	(4,205)	(0.19)%
Euro	3,371	0.15%	(3,371)	(0.15)%
Hong Kong Dollar	2,811	0.12%	(2,811)	(0.12)%
Other	(274)	(0.01)%	274	0.01%
Total	$23,540	1.06%	$(23,540)	(1.06)%
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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2016:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate and Sovereign Debt Instruments	$(3,114)	(0.1)%	$5,624	0.3%
Asset Backed Securities(1)	(9,114)	(0.4)%	9,419	0.4%
Net exposure to interest rate risk	$(12,228)	(0.5)%	$15,043	0.7%

(1)
Includes instruments for which durations are available on December 31, 2016. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of December 31, 2016, our investment portfolio had de minimis commodity exposure (December 31, 2015 - de minimis) of net investments managed by Third Point LLC.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk in several reinsurance contracts with companies that write credit risk insurance, which primarily consists of mortgage insurance credit risk. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. We mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification and monitoring of risk aggregations. We have written $228.4 million, or 9.1%, of credit and financial lines premium since inception, of which $118.7 million was written in the year ended December 31, 2016. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States. We also wrote a financial lines retrocessional cover that includes mortgage risk.
We have exposure to credit risk as it relates to its business written through brokers, if any of our brokers are unable to fulfill their contractual obligations with respect to payments to us. In addition, in some jurisdictions, if the broker fails to make payments to the insured under our policy, we may remain liable to the insured for the deficiency. Our exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms.
We are exposed to credit risk relating to balances receivable under our reinsurance contracts, including premiums receivable, and the possibility that counterparties may default on their obligations to us. The risk of counterparty default is partially mitigated by the fact that any amount owed to us from a reinsurance counterparty would be netted against any losses we would pay in the future. We monitor the collectability of these balances on a regular basis.
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
As of December 31, 2016 and 2015, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	December 31, 2016		December 31, 2015
	($ in thousands)
Re-REMIC (1)	$44,359	17.4%	$195,889	39.6%
Subprime RMBS	117,152	46.0%	174,777	35.3%
Collateralized debt obligations	3,433	1.3%	50,455	10.2%
Market place loans	44,143	17.3%	13,247	2.7%
Other (2)	45,765	18.0%	60,355	12.2%
	$254,852	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of December 31, 2016, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS which represent 9.7% (December 31, 2015 - 19.2%) of total cash and investments as of December 31, 2016. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, the investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of December 31, 2016, we had $1,452.3 million (December 31, 2015 - $1,182.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.

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
Recent Accounting Pronouncements
Please refer to Note 2 to our consolidated financial statements for the year ended December 31, 2016 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Third Point Reinsurance Ltd.
We have audited Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Third Point Reinsurance Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Third Point Reinsurance Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Third Point Reinsurance Ltd. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 24, 2017

Item 9B. Other Information
In connection with customary succession planning undertaken by the Board of Directors of the Company and its management team, the Company has announced the following management changes:
Change in Role of John R. Berger
Effective as of March 1, 2017, the Company appointed John R. Berger to serve as Chairman of the Board, and he shall continue to serve as Chief Executive Officer of Third Point Reinsurance (USA) Ltd. Effective as of March 1, 2017, Mr. Berger will no longer serve as our Chief Executive Officer.
Mr. Berger’s services will continue on a full-time and exclusive basis. It is expected that, in his role as Chairman, Mr. Berger will continue to have significant responsibilities with respect to key aspects of the business of the Company, such as maintaining the Company’s relationships with ratings agencies, cedents, and brokers, as well as contributing to acquisition activity and shareholder outreach. Mr. Berger’s services as Chief Executive Officer of Third Point Reinsurance (USA) Ltd. are expected to be the same as Mr. Berger has customarily provided in that role.
Appointment of J. Robert Bredahl as President and Chief Executive Officer of the Company
Effective as of March 1, 2017, the Company appointed J. Robert Bredahl as President and Chief Executive Officer of the Company. For a description of Mr. Bredahl’s business experience during the preceding five years, please refer to the Company’s proxy statement filed with the SEC on March 28, 2016.
In addition, the Company has announced the following appointment:
Appointment of Yan Leclerc as Chief Accounting Officer of the Company
Effective as of March 1, 2017, the Company appointed Yan Leclerc, 39, as Chief Accounting Officer of the Company.  Mr. Leclerc has been serving as Financial Controller of Third Point Reinsurance Ltd. since May 2014.  Prior to his employment with the Company, he served as Assistant Controller at Renaissance Re from April 2013 to April 2014, in various positions (including Financial Controller and Assistant Controller) at Alterra Bermuda Limited from 2010 until March 2013, and in various positions (including Vice President and Assistant Controller) at Harbor Point Re Limited from 2006 to 2010.  Mr. Leclerc started his career at Grant Thornton in Quebec, Canada before moving to Bermuda with PricewaterhouseCoopers in 2004.  Mr. Leclerc is a Chartered Professional Accountant and is a member of the Chartered Professional Accountants of Bermuda and the Chartered Professional Accountants of Quebec, Canada.  Mr. Leclerc graduated from Laval University in 2003 with a Bachelor of Administration and obtained a post-graduate diploma in accounting in 2004.
Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item relating to executive compensation is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information relating to this Item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information”.
The balance of the information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
The information required by this Item relating to principal accounting fees and services is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.1*	Memorandum of Association of Third Point Reinsurance Ltd.
3.1.1
Certificate of Deposit of Memorandum of Increase of Share Capital of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)

3.2	Bye-laws of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
3.3	Certificate of Incorporation of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
3.4	Bylaws of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2015)
4.1*	Specimen Common Share Certificate
4.2*	Registration Rights Agreement, by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.3*	Warrant to Purchase Common Shares issued to KEP TP Holdings, L.P., dated as of December 22, 2011
4.4*	Warrant to Purchase Common Shares issued to KIA TP Holdings, L.P., dated as of December 22, 2011
4.5*	Warrant to Purchase Common Shares issued to Pine Brook LVR, L.P., dated as of December 22, 2011
4.6*	Warrant to Purchase Common Shares issued to P RE Opportunities Ltd., dated as of December 22, 2011
4.7*	Warrant Subscription Agreement, by and among Third Point Reinsurance Ltd. and each of the signatories thereto, dated as of December 22, 2011
4.8*	Agreement among Members by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
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
10.1*
Amended and Restated Joint Venture and Investment Management Agreement, dated as of June 22, 2016, by and among Third Point Reinsurance Ltd., Third Point Reinsurance Company, Ltd., Third Point Advisors LLC and Third Point LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016)

10.1.1
Amended and Restated Joint Venture and Investment Management Agreement, dated as of June 22, 2016, by and among Third Point Reinsurance (USA) Ltd., Third Point Re (USA) Holdings Inc., Third Point LLC and Third Point Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016)

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
10.3.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.3.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of March 1, 2015 (incorporated by reference to Exhibit 10.3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015)

10.3.3**
Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of November 24, 2015 (incorporated by reference to Exhibit 10.3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016)

10.3.4**
Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of May 4, 2016 (incorporated by reference to Exhibit 10.3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.3.5**
Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as September 26, 2016 (incorporated by reference to Exhibit 10.3.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016)

10.4*&**	Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of January 23, 2012
10.4.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of April 1, 2015 (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.4.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III dated as of May 4, 2016 (incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.5*&**	Share Incentive Plan
10.6*&**	Form of Restricted Share Award Agreement
10.6.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.6.2**	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.6.3**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.6.4**	Amendment to Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016)
10.6.5**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.5 to the Company’s Annual Report on Form 10-K filed on February 26, 2016)
10.7*&**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)

10.8.1**	Schedule of Signatories to the Director Service Agreement
10.10**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan
10.11**	Third Point Reinsurance Ltd. Annual Incentive Plan
10.22*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011
10.23*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Company Ltd., dated as of December 22, 2011
10.24
Trademark License Agreement - Joinder Agreement between Third Point LLC, Third Point Reinsurance Company Ltd., Third Point Re (USA) Holdings Inc. and Third Point Reinsurance (USA) Ltd. dated as of February 17, 2016. (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2016)

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
Employment Agreement between Third Point Reinsurance Ltd. and Manoj Gupta, dated as of March 27, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)

10.32.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj Gupta, dated as of February 26, 2015 (incorporated by reference to Exhibit 10.32.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.32.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta dated as of April 1, 2016 (incorporated by reference to Exhibit 10.32.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 24, 2017.
THIRD POINT REINSURANCE LTD.
(Registrant)

By:	/s/ John R. Berger
Name: John R. Berger

Title:	Chief Executive Officer and Chairman
of the Board

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ John R. Berger		Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2017
John R. Berger

/s/ Christopher S. Coleman		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017
Christopher S. Coleman

*		Director	February 24, 2017
Christopher L. Collins

*		Director	February 24, 2017
Steven E. Fass

*		Director	February 24, 2017
Rafe de la Gueronniere

*		Director	February 24, 2017
Mary R. Hennessy

*		Director	February 24, 2017
Mark Parkin

*		Director	February 24, 2017
Gary D. Walters

*		Director	February 24, 2017
Joshua L. Targoff

* By:	/s/ Janice Weidenborner
Name: Title:	Janice Weidenborner Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Third Point Reinsurance Ltd.
We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Third Point Reinsurance Ltd. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young Ltd.

Hamilton, Bermuda
February 24, 2017

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2016	December 31, 2015
Assets
Equity securities, trading, at fair value (cost - $1,385,866; 2015 - $1,156,369)	$1,506,854	$1,231,077
Debt securities, trading, at fair value (cost - $1,036,716; 2015 - $1,049,652)	1,057,957	1,034,247
Other investments, at fair value	82,701	51,920
Total investments in securities	2,647,512	2,317,244
Cash and cash equivalents	9,951	20,407
Restricted cash and cash equivalents	298,940	330,915
Due from brokers	284,591	326,971
Derivative assets, at fair value	27,432	35,337
Interest and dividends receivable	6,505	10,687
Reinsurance balances receivable	381,951	294,313
Deferred acquisition costs, net	221,618	197,093
Other assets	17,144	12,141
Total assets	$3,895,644	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$10,321	$11,966
Reinsurance balances payable	43,171	24,119
Deposit liabilities	104,905	83,955
Unearned premium reserves	557,076	531,710
Loss and loss adjustment expense reserves	605,129	466,047
Securities sold, not yet purchased, at fair value	92,668	314,353
Securities sold under an agreement to repurchase	—	8,944
Due to brokers	899,601	574,962
Derivative liabilities, at fair value	16,050	15,392
Interest and dividends payable	3,443	4,400
Senior notes payable, net of deferred costs	113,555	113,377
Total liabilities	2,445,919	2,149,225
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 106,501,299 (2015 - 105,479,341))	10,650	10,548
Treasury shares (644,768 shares (2015 - nil shares))	(7,389)	—
Additional paid-in capital	1,094,568	1,080,591
Retained earnings	316,222	288,587
Shareholders’ equity attributable to shareholders	1,414,051	1,379,726
Non-controlling interests	35,674	16,157
Total shareholders’ equity	1,449,725	1,395,883
Total liabilities and shareholders’ equity	$3,895,644	$3,545,108

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2016	2015	2014
Revenues
Gross premiums written	$617,374	$702,414	$613,300
Gross premiums ceded	(2,325)	(1,876)	(150)
Net premiums written	615,049	700,538	613,150
Change in net unearned premium reserves	(24,859)	(97,714)	(168,618)
Net premiums earned	590,190	602,824	444,532
Net investment income (loss)	98,825	(28,074)	85,582
Total revenues	689,015	574,750	530,114
Expenses
Loss and loss adjustment expenses incurred, net	395,932	415,191	283,147
Acquisition costs, net	222,150	191,216	137,206
General and administrative expenses	39,367	46,033	40,008
Other expenses	8,387	8,614	7,395
Interest expense	8,231	7,236	—
Foreign exchange gains	(19,521)	(3,196)	—
Total expenses	654,546	665,094	467,756
Income (loss) before income tax (expense) benefit	34,469	(90,344)	62,358
Income tax (expense) benefit	(5,593)	2,905	(5,648)
Income (loss) including non-controlling interests	28,876	(87,439)	56,710
(Income) loss attributable to non-controlling interests	(1,241)	49	(6,315)
Net income (loss)	$27,635	$(87,390)	$50,395
Earnings (loss) per share
Basic	$0.26	$(0.84)	$0.48
Diluted	$0.26	$(0.84)	$0.47
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,060,052	104,003,820	103,287,693
Diluted	105,563,784	104,003,820	106,391,059

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars, except share amounts)

	2016	2015	2014
Common shares
Balance, beginning of year	$10,548	$10,447	$10,389
Issuance of common shares	102	101	58
Balance, end of year	10,650	10,548	10,447
Treasury shares
Balance, beginning of year	—	—	—
Repurchase of common shares	(7,389)	—	—
Balance, end of year	(7,389)	—	—
Additional paid-in capital
Balance, beginning of year	1,080,591	1,065,489	1,055,690
Issuance of common shares, net	5,039	4,231	541
Share compensation expense	8,938	10,871	9,258
Balance, end of year	1,094,568	1,080,591	1,065,489
Retained earnings
Balance, beginning of year	288,587	375,977	325,582
Income (loss) including non-controlling interests	28,876	(87,439)	56,710
(Income) loss attributable to non-controlling interests	(1,241)	49	(6,315)
Balance, end of year	316,222	288,587	375,977
Shareholders’ equity attributable to shareholders	1,414,051	1,379,726	1,451,913
Non-controlling interests
Balance, beginning of year	16,157	100,135	118,735
Non-controlling interest in investment affiliate, net	18,276	(24,137)	(31,066)
Non-controlling interest in Catastrophe Fund	—	(60,032)	6,151
Non-controlling interest in Catastrophe Fund Manager	—	240	—
Income (loss) attributable to non-controlling interests	1,241	(49)	6,315
Balance, end of year	35,674	16,157	100,135
Total shareholders’ equity	$1,449,725	$1,395,883	$1,552,048

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2016	2015	2014
Operating activities
Income (loss) including non-controlling interests	$28,876	$(87,439)	$56,710
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by operating activities:
Share compensation expense	8,938	10,871	9,258
Net interest (income) expense on deposit liabilities	(164)	6,471	4,346
Net unrealized (gain) loss on investments and derivatives	(72,083)	32,354	85,057
Net realized gain on investments and derivatives	(33,179)	(16,655)	(193,957)
Net foreign exchange gains	(19,521)	(3,196)	—
Amortization of premium and accretion of discount, net	5,118	324	(1,044)
Changes in assets and liabilities:
Reinsurance balances receivable	(86,612)	8,768	(111,886)
Deferred acquisition costs, net	(24,525)	(41,192)	(64,708)
Other assets	(5,003)	(7,815)	8,349
Interest and dividends receivable, net	3,225	(4,382)	(38)
Unearned premium reserves	25,366	97,901	168,622
Loss and loss adjustment expense reserves	156,644	192,433	143,031
Accounts payable and accrued expenses	(2,095)	1,881	629
Reinsurance balances payable	19,786	(2,548)	18,061
Net cash provided by operating activities	4,771	187,776	122,430
Investing activities
Purchases of investments	(3,729,944)	(3,360,626)	(3,114,906)
Proceeds from sales of investments	3,504,598	2,829,523	2,857,404
Purchases of investments to cover short sales	(1,264,404)	(543,936)	(232,568)
Proceeds from short sales of investments	1,046,422	792,344	278,569
Change in due to/from brokers, net	367,019	(6,377)	307,884
Decrease in securities purchased under an agreement to sell	—	29,852	8,294
Increase (decrease) in securities sold under an agreement to repurchase	(8,944)	8,944	—
Change in restricted cash and cash equivalents	31,975	86,392	(223,730)
Net cash used in investing activities	(53,278)	(163,884)	(119,053)
Financing activities
Proceeds from issuance of common shares, net of costs	5,141	4,332	599
Purchases of common shares under share repurchase program	(7,389)	—	—
Proceeds from issuance of senior notes payable, net of costs	—	113,220	—
Increase (decrease) in deposit liabilities, net	22,023	(65,842)	18,048
Non-controlling interest in investment affiliate, net	18,276	(24,137)	(31,066)
Non-controlling interest in Catastrophe Fund	—	(60,032)	6,151
Non-controlling interest in Catastrophe Fund Manager	—	240	—
Net cash provided by (used in) financing activities	38,051	(32,219)	(6,268)
Net decrease in cash and cash equivalents	(10,456)	(8,327)	(2,891)
Cash and cash equivalents at beginning of year	20,407	28,734	31,625
Cash and cash equivalents at end of year	$9,951	$20,407	$28,734
Supplementary information
Interest paid in cash	$23,027	$9,311	$3,237
Income taxes paid in cash	$5,950	$4,429	$3,056

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
In August 2013, the Company completed an initial public offering (“IPO”) of 24,832,484 common shares at an offering price of $12.50 per share. The net proceeds of the offering were $286.0 million, after deducting offering costs. The Company’s common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPRE”.
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
Restricted cash and cash equivalents consist of cash held in trust accounts securing obligations under certain reinsurance contracts and cash held with brokers and in trust accounts securing letters of credit issued under credit facilities.
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
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2016, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserves include case reserves, reserves for losses incurred but not yet reported (“IBNR reserves”) and deferred gains on retroactive reinsurance contracts. Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future development on loss and loss adjustment expenses that are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Deferred gains represent the underwriting profit related to retroactive exposures in reinsurance contracts at inception and are deferred and amortized over the estimated future settlement period of the contract. Any underwriting loss at inception related to retroactive exposures in a reinsurance contract is recognized immediately.
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
Deposit liabilities
Certain contracts do not transfer sufficient insurance risk to be deemed reinsurance contracts and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts transfer sufficient risk to be accounted for as reinsurance contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments. In some cases, the effective yield on the contract may be negative, which will result in the recognition of other income. Certain deposit contracts also contained a variable interest crediting feature based on actual investment returns realized by the Company that can increase the overall effective interest crediting rate on those contracts. These variable interest crediting features are considered embedded derivatives. The Company includes the estimated fair value of these embedded derivatives with the host deposit liability contracts. Changes in the estimated net investment expense (income) allocation and changes in the estimated fair value of these embedded derivatives are recorded in other expenses in the consolidated statements of income (loss).
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

Derivatives
Underwriting
The Catastrophe Reinsurer entered into certain contracts under which the potential loss payments are triggered exclusively by reference to a specified index, such as an industry loss. These contracts are considered derivatives. The Company recorded the fair value of these contracts in derivative liabilities, at fair value, in the consolidated balance sheet. Changes in the fair value of these contracts were recorded in net investment income (loss) in the consolidated statements of income (loss).
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
Debt offering costs
Costs incurred in issuing debt, which includes underwriters’ fees, legal and accounting fees, printing and other fees are capitalized and presented as a direct deduction from the principal amount of senior notes payable in the consolidated balance sheets. These costs are amortized over the term of the debt and are included in interest expense in the consolidated statements of income (loss).
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

The Company has recognized uncertain tax positions related to certain investment transactions in foreign jurisdictions. The Company records its uncertain tax positions based on an estimate of the potential liability, including potential interests and penalties, arising from its investment transactions conducted in foreign countries. The changes in the Company’s uncertain tax position is included in income tax expense (benefit) in the Company’s consolidated statements of income (loss).
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
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company reports one operating segment, Property and Casualty Reinsurance. The Company also has a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to its corporate activities, interest expense, foreign exchange gains (losses) and income tax (expense) benefit. Prior to 2016, the Company had another segment, Catastrophe Risk Management, however, as of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer. As a result, there is no further activity in the Catastrophe Risk Management segment.
Treasury shares
Common shares repurchased by the Company and not canceled are classified as treasury shares. Treasury shares are recorded at cost, which results in a reduction of shareholders’ equity in the consolidated balance sheets. When shares are reissued from treasury, the Company uses the average cost method to determine the cost of the reissued shares. Gains on sales of treasury shares are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from sales of treasury shares are included therein; otherwise, losses are charged to retained earnings.

Prior year changes in the presentation of consolidated financial statements
The Company had previously disclosed unearned premium ceded and loss and loss adjustment expenses recoverable as separate line items in the consolidated balance sheets and changes in these balances in the consolidated statements of cash flows. These balances are no longer material and are now included in other assets in the consolidated financial statements.
Recent accounting pronouncements
Adoption of New Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate, for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, the entity will be required to disclose information that enables the users of the financial statements to understand the principal conditions or events, management’s evaluation of the significance of those events or conditions and management’s plans that alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 became effective for the annual period ending after December 15, 2016. Management’s evaluation did not identify any conditions or events that would raise substantial doubt about the Company’s ability to continue as a going concern.
In February 2015, the FASB issued Accounting Standard Update 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 requires management to evaluate whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 also provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. ASU 2015-02 did not change the accounting presentation or disclosure of any of the Company’s VIEs.
In May 2015, the FASB issued Accounting Standards Update 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 eliminates the requirement to categorize certain investments in the fair value hierarchy if their fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The amendments in ASU 2015-07 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has removed investments measured at NAV from the fair value hierarchy disclosure in its consolidated financial statements.
In May 2015, the FASB issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts (ASU 2015-09). ASU 2015-09 amends ASC 944 (Financial Services - Insurance) to expand the disclosures that an insurance entity must provide about its short-duration insurance contracts. Under ASU 2015-09, the FASB focused on targeted improvements to provide users with additional information about insurance liabilities, including the nature, amount, timing, and uncertainty of future cash flows related to insurance liabilities. The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The Company has included the additional new disclosures in Note 8 to these consolidated financial statements as of and for the year ended December 31, 2016 and will include for interim periods thereafter.
In June 2015, the FASB issued Accounting Standards Update 2015-10, Technical Corrections and Improvements (ASU 2015-10). ASU 2015-10 amends a number of Topics in the FASB Accounting Standards Codification and is part of an ongoing project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The amendments to transition guidance are effective for fiscal years beginning after December 15, 2015. All other changes were effective upon issuance of ASU 2015-10. The Company did not have any technical corrections, clarifications or improvements for which this standard applied.
In December 2016, the FASB issued Accounting Standards Update 2016-19, Technical Corrections and Improvements (ASU 2016-19). ASU 2016-19 makes certain technical corrections to the FASB Accounting Standards Codification. The amendments are effective upon issuance of this ASU 2016-19. The Company did not have any technical corrections, clarifications or improvements for which this standard applied.
Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. Insurance contracts are specifically excluded from ASU 2014-09 and we do not currently have any other revenue generating transactions for which this standard would be applicable. As a result, this new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 intends to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements since all of the Company’s investments are valued at fair market value.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting about leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-01 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated financial statements as a result of the limited number of leases the Company currently has in place.
In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2016. As a result of the Company’s investments being valued at fair value and the Company not holding the type of instruments addressed by this new pronouncement, this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.
In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. None of the Company’s investments qualify for the simplification in ASU 2016-07. As a result, this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.     The Company’s share-based compensation plans will not be impacted by this new accounting standard since none of the simplifications apply to the plans currently in place.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended at reducing diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. To date, the Company has not entered in any of the eight type of transactions addressed in ASU 2016-15. As a result, this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.
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
In November, 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows; specifically the Company should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company will classify its restricted cash and include additional disclosures in accordance with ASU 2016-18 in its consolidated financial statements for the fiscal years beginning after December 31, 2017 and interim periods within those fiscal years.

3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$231,822	$270,755
Restricted cash securing other reinsurance contracts (2)	67,118	60,160
Total restricted cash and cash equivalents	298,940	330,915
Restricted investments securing other reinsurance contracts (2)	427,308	292,111
Total restricted cash and cash equivalents and restricted investments	$726,248	$623,026

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

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	2016	2015
Assets	($ in thousands)
Total investments in securities	$2,619,839	$2,290,779
Cash and cash equivalents	5	57
Restricted cash and cash equivalents	298,940	330,915
Due from brokers	284,591	326,971
Derivative assets	27,432	35,337
Interest and dividends receivable	6,505	10,687
Total assets	3,237,312	2,994,746
Liabilities and non-controlling interest
Accounts payable and accrued expenses	1,374	770
Securities sold, not yet purchased	92,668	314,353
Securities sold under an agreement to repurchase	—	8,944
Due to brokers	899,601	574,962
Derivative liabilities	16,050	15,392
Interest and dividends payable	386	1,345
Non-controlling interest	35,674	16,157
Total liabilities and non-controlling interest	1,045,753	931,923
Total net investments managed by Third Point LLC	$2,191,559	$2,062,823

The Company’s Investment Manager has a formal valuation policy that sets forth the pricing methodology for investments to be used in determining the fair value of each security in the Company’s portfolio. The valuation policy is updated and approved at least on an annual basis by Third Point LLC’s valuation committee (the “Committee”). The Committee is comprised of officers and employees who are senior business management personnel of Third Point LLC and meets monthly. The Committee’s role is to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviews any due diligence performed and approves any changes to current or potential external pricing vendors.
Investments are carried at fair value. The fair values of investments are estimated using prices obtained from third-party pricing services, when available. However, situations may arise where the Company believes that the fair value provided by the third-party pricing service does not represent current market conditions.  In those situations, Third Point LLC may use dealer quotes to value the investments. The methodology for valuation is generally determined based on the investment’s asset class per the Company’s Investment Manager’s valuation policy. For investments where fair values from pricing services or brokers are unavailable, fair values are estimated using information obtained by the Company’s Investment Manager.
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of December 31, 2016, securities valued at $315.3 million (December 31, 2015 - $570.9 million), representing 11.9% (December 31, 2015 - 24.5%) of investments in securities and derivative assets, and $2.0 million (December 31, 2015 - $1.5 million), representing 1.8% (December 31, 2015 - 0.4%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
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
As of December 31, 2016, the Company had $63.2 million (December 31, 2015 - $31.0 million) of investments fair valued by the Company’s Investment Manager representing approximately 2.4% (December 31, 2015 - 1.3%) of total investments in securities and derivative assets of which 96.3% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. Due to the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the values that would have been used had a ready market existed for these investments.The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The Company’s free standing derivatives are recorded at fair value, and are included in the consolidated balance sheets in derivative assets and derivative liabilities. Third Point LLC values exchange-traded derivatives at their last sales price on the exchange where they are primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, are valued by an industry recognized third party valuation vendor when available; otherwise, fair values are obtained from broker quotes that are based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
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

The Company values its investments in limited partnerships at fair value, which is estimated based on the Company’s share of the NAV of the limited partnerships as provided by the investment managers of the underlying investment funds. The resulting net gains or net losses are reflected in the consolidated statements of income (loss). These investments are included in investment in funds valued at NAV and excluded from the presentation of investments categorized by the level of the fair value hierarchy. These investments are non-redeemable and distributions are made by the investment funds as underlying investments are monetized.
As of December 31, 2016 and 2015, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	2016		2015
	($ in thousands)
Re-REMIC (1)	$44,359	17.4%	$195,889	39.6%
Subprime RMBS	117,152	46.0%	174,777	35.3%
Collateralized debt obligations	3,433	1.3%	50,455	10.2%
Market place loans	44,143	17.3%	13,247	2.7%
Other (2)	45,765	18.0%	60,355	12.2%
	$254,852	100.0%	$494,723	100.0%
(1) Mezzanine portions of the re-securitized real estate mortgage investment conduits (“re-REMIC”) structure of ABS.
(2) Other includes: U.S. Alt-A positions, commercial mortgage-backed securities, market place loans, Non-U.S. RMBS and student loans ABS.
As of December 31, 2016, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
In 2015, the Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  As of December 31, 2016, the Company had no remaining commitments. For the year ended December 31, 2016, the Company made withdrawals of $0.3 million (2015 - $nil). The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager, and was $27.7 million as of December 31, 2016 (December 31, 2015 - $26.5 million). The resulting net gains or losses are reflected in the consolidated statements of income (loss). In November 2016, the Company submitted a request to fully redeem its investment in the Kiskadee Fund. The Company expects to receive the distributions in 2017 and 2018.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2016 and 2015:

	December 31, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,450,966	$2,255	$—	$1,453,221
Private common equity securities	—	—	4,799	4,799
Private preferred equity securities	—	—	48,834	48,834
Total equities	1,450,966	2,255	53,633	1,506,854
Asset-backed securities	—	237,224	17,628	254,852
Bank debt	—	48,546	8,350	56,896
Corporate bonds	—	209,025	9,255	218,280
U.S. Treasury securities	—	327,016	—	327,016
Sovereign debt	—	200,913	—	200,913
Total debt securities	—	1,022,724	35,233	1,057,957
Options	343	681	—	1,024
Trade claims	—	9,022	—	9,022
Total other investments	343	9,703	—	10,046
Derivative assets (free standing)	961	26,471	—	27,432
	$1,452,270	$1,061,153	$88,866	2,602,289
Investments in funds valued at NAV				72,655
Total assets				$2,674,944
Liabilities
Equity securities	$71,457	$—	$—	$71,457
Corporate bonds	—	17,683	—	17,683
Options	—	3,528	—	3,528
Total securities sold, not yet purchased	71,457	21,211	—	92,668
Derivative liabilities (free standing)	1,608	13,116	1,326	16,050
Derivative liabilities (embedded)	—	—	92	92
Total liabilities	$73,065	$34,327	$1,418	$108,810

	December 31, 2015
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,181,865	$19,758	$—	$1,201,623
Private common equity securities	—	919	4,357	5,276
Private preferred equity securities	—	—	24,178	24,178
Total equities	1,181,865	20,677	28,535	1,231,077
Asset-backed securities	—	492,106	2,617	494,723
Bank debt	—	2,158	7,660	9,818
Corporate bonds	—	79,938	3,252	83,190
U.S. Treasury securities	—	186,471	—	186,471
Sovereign debt	—	260,024	21	260,045
Total debt securities	—	1,020,697	13,550	1,034,247
Options	—	8,911	—	8,911
Rights and warrants	416	—	—	416
Trade claims	—	8,329	—	8,329
Total other investments	416	17,240	—	17,656
Derivative assets (free standing)	—	35,337	—	35,337
	$1,182,281	$1,093,951	$42,085	2,318,317
Investments in funds valued at NAV				34,264
Total assets				$2,352,581
Liabilities
Equity securities	$228,009	$—	$—	$228,009
Sovereign debt	—	5,856	—	5,856
Corporate bonds	—	76,131	—	76,131
Options	690	3,667	—	4,357
Total securities sold, not yet purchased	228,699	85,654	—	314,353
Derivative liabilities (free standing)	—	14,372	1,020	15,392
Derivative liabilities (embedded)	—	—	5,563	5,563
Total liabilities	$228,699	$100,026	$6,583	$335,308
During the years ended December 31, 2016, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2. During the year ended December 31, 2015, the Company reclassified $4.0 million, of equity securities from Level 2 to Level 1 equity securities. These reclassifications were the result of the issuer’s IPO, with quoted prices having become available in an active market as of the reporting date and transfers due to restriction change.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2016 and 2015:

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$60	$—	$382	$4,799
Private preferred equity securities	24,178	—	20,574	(60)	4,142	48,834
Asset-backed securities	2,617	17,390	5,433	(3,527)	(4,285)	17,628
Bank debt	7,660	—	3,248	(928)	(1,630)	8,350
Corporate bonds	3,252	—	12,651	(7,288)	640	9,255
Sovereign debt	21	—	—	(20)	(1)	—
Total assets	$42,085	$17,390	$41,966	$(11,823)	$(752)	$88,866
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(306)	$—	$(1,326)
Derivative liabilities (embedded)	(5,563)	—	6,072	(861)	260	(92)
Total liabilities	$(6,583)	$—	$6,072	$(1,167)	$260	$(1,418)

	January 1, 2015	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2015
	($ in thousands)
Assets
Private common equity securities	$1,443	$—	$4,384	$(192)	$(1,278)	$4,357
Private preferred equity securities	—	—	18,991	—	5,187	24,178
Asset-backed securities	4,720	(2,212)	4,929	(2,563)	(2,257)	2,617
Bank debt	—	—	8,123	—	(463)	7,660
Corporate bonds	3,799	—	—	(372)	(175)	3,252
Sovereign debt	—	19	—	—	2	21
Total assets	$9,962	$(2,193)	$36,427	$(3,127)	$1,016	$42,085
Liabilities
Derivative liabilities (free standing)	$(962)	$—	$—	$(173)	$115	$(1,020)
Derivative liabilities (embedded)	(9,289)	—	4,417	(3,152)	2,461	(5,563)
Total liabilities	$(10,251)	$—	$4,417	$(3,325)	$2,576	$(6,583)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) for the year ended December 31, 2016 was $1.0 million (2015 - $(0.2) million and 2014 - $(7.4) million).
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

The following table summarizes information about the significant unobservable inputs used in determining the fair value of the Level 3 investments held by the Company.  Level 3 investments not presented in the table below generally do not have any unobservable inputs to disclose, as they are valued primarily using dealer quotes, or at cost.

December 31, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable inputs (O)	Range
Derivative liabilities (embedded)	$92	Discounted cash flow	Contractual variable annual investment credit (U)	0.0% - 2.5%
			Mean monthly investment return (U)	0.8%
			Duration from inception of contracts (U)	5.0 years
			Duration from valuation date (U)	3.0 years
			Interest rates (O)	U.S. Treasury spot rates
Private equity investments	47,608	Market approach	Discount (U)	5.0% - 25.0%
			Volatility (U)	40.0% - 60.0%
			Time to exit (U)	0.4 - 2.8 years
			Multiple (U)	2.0 - 3.8x

December 31, 2015
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable inputs (O)	Range
Corporate bond	$2,444	Discounted cash flow	Yield (U)	10.4% - 11.4%
			Duration (U)	3.0 years
			Credit spread (U)	986 bps
			Volatility (U)	25.0% - 35.0%
Derivative liabilities (embedded)	$5,563	Discounted cash flow	Contractual variable annual investment credit (U)	0.0% - 2.5%
			Mean monthly investment return (U)	1.2%
			Duration from inception of contracts (U)	5.0 - 5.5 years
			Duration from valuation date (U)	4.0 - 5.0 years
			Interest rates (O)	U.S. Treasury spot rates
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
Private equity investments
The Company’s private equity investments include investments in five privately held companies with a total fair value of $47.6 million as of December 31, 2016. The Company measures the fair value of the investments using a market approach which typically utilizes guideline comparable company trading multiples and/or a discounted cash flow analysis. Under the guideline comparable company multiples approach, the Company determines comparable public companies based on industry, size, developmental stage, strategy, etc., and then calculates a trading multiple for each comparable company.   The trading multiple may then be discounted for various considerations as appropriate.  The concluded multiple is then applied to the subject company to calculate the value of the subject company. The discounted cash flow model involves using the financial information of the portfolio companies to develop revenue and income projections for the subject company for future years based on information on growth rates relative to the company’s development stage. The enterprise value of the subject company is calculated by discounting the projected cash flows and the terminal value to net present value. The fair value of the company’s debt is reduced from the enterprise value to determine the equity value.
Corporate bond
Included in the Company’s corporate bond investments are investments in the convertible debt of a real estate investment company with a fair value of $nil as of December 31, 2016 (December 31, 2015 - $2.4 million). The Company measures the fair value of this investment using the Tsiveriotis-Fernandes income and Black-Scholes approaches and seeks to incorporate all relevant information reasonably available. The valuation methodology takes into account both the equity and debt component of the instrument. In addition, foreign exchange risk is considered as the bonds are denominated in Euro and U.S. Dollars and the underlying stock is traded in British Pounds Sterling. The fair value of the Company’s investment in this corporate convertible debt is positively correlated to the underlying investment stock price, and inversely correlated to the credit spread, liquidity discount and the risk-free rate.
For the years ended December 31, 2016 and 2015, there were no changes in the valuation techniques as they relate to the above.
5. Securities purchased under an agreement to sell, securities sold under an agreement to repurchase and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are generally collateralized by corporate or government bonds or asset-backed securities.  As of December 31, 2016, the Company did not hold repurchase or reverse repurchase agreements. As of December 31, 2015, the Company held only repurchase agreements and these positions were not affected by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the consolidated balance sheets.
For the years ended December 31, 2016, foreign currency losses of $nil (2015 - $2.3 million and 2014 - $4.1 million) on reverse repurchase agreements are included in net investment income (loss) in the consolidated statements of income (loss). Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days. The Company may lend securities for securities lending transactions or pledge securities and/or cash for securities borrowed transactions. The value of any securities loaned is reflected in investments in securities.  Any collateral received is reflected in due to brokers in the consolidated balance sheets.
The Company’s repurchase and securities lending agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations.  It is the Company’s policy to monitor and control collateral under such agreements.
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of December 31, 2016 and 2015:

December 31, 2016	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities lending transactions
U.S. Treasury and agency securities	$310	$—	$—	$—	$310

December 31, 2015	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Repurchase agreements
Non-U.S. sovereign debt	$—	$—	$8,944	$—	$8,944
Securities lending transactions
Corporate bonds	$112	$—	$—	$—	$112
6. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.
As of December 31, 2016 and 2015, the Company’s due from/to brokers were comprised of the following:

	2016	2015
	($ in thousands)
Due from brokers
Cash held at brokers	$240,205	$249,871
Receivable from unsettled trades (1)	44,386	77,100
	$284,591	$326,971
Due to brokers
Borrowing from prime brokers (2)	$855,576	$572,688
Payable from unsettled trades	44,025	2,274
	$899,601	$574,962
(1) Receivables relating to securities previously owned by the Company are recorded as receivable from unsettled trades in due from brokers in the Company’s consolidated balance sheets.  During the year ended December 31, 2015, the Company’s investment manager, Third Point LLC, exercised appraisal rights relating to an underlying investment, which was bought by a private equity firm.  The Company is currently awaiting a court decision regarding the sale price and as such, as of December 31, 2016, $37.6 million (December 31, 2015 - $37.6 million) was included in receivable from unsettled trades in due from brokers.
(2) As of December 31, 2016, the Company’s borrowing from prime brokers includes a total non-U.S. currency balance of $22.0 million (December 31, 2015 - $9.8 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of December 31, 2016, the Company had $726.2 million (December 31, 2015 - $623.0 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activities. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the consolidated statements of income (loss).

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of December 31, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/ USD	$10,905	$84,327
Equity Price
Contracts for Differences - Long Contracts	EUR/ GBP	1,765	36,879
Total Return Swaps - Long Contracts	BRL/ USD	617	19,140
Total Return Swaps - Short Contracts	JPY	183	8,696
Interest Rates
Interest Rate Swaps	GBP/USD	2,462	195,571
Interest Rate Swaptions	JPY / USD	5,354	424,816
Sovereign Debt Futures - Short Contracts	USD	961	107,591
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/ CNH/ GBP/ MXN	653	47,754
Foreign Currency Options - Purchased	CNH/EUR/HKD/JPY/SAR	4,532	501,465
Total Derivative Assets		$27,432	$1,426,239

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$3,286	$43,184
Credit Default Swaps - Protection Sold	USD	1,952	3,943
Equity Price
Contracts for Differences - Long Contracts	GBP	—	67
Contracts for Differences - Short Contracts	EUR / ZAR	1,106	11,424
Total Return Swaps - Long Contracts	USD	1,675	26,800
Total Return Swaps - Short Contracts	JPY / USD	1,302	10,095
Interest Rates
Interest Rate Swaps	GBP	722	59,115
Interest Rate Swaptions	JPY/USD	1,056	417,052
Sovereign Debt Futures - Short Contracts	EUR / GBP	1,608	159,923
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR /JPY /SAR	2,009	214,854
Foreign Currency Options - Sold	CNH/JPY	1,334	363,840
Total Derivative Liabilities (free standing)		$16,050	$1,310,297

Embedded derivative liabilities in reinsurance contracts (3)	USD	$92	$20,000
Total Derivative Liabilities (embedded)		$92	$20,000

(1)
BRL = Brazilian Real, CAD = Canadian Dollar, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, MXN = Mexican Peso, SAR = Saudi Arabian Riyal, USD = US Dollar, ZAR = South African Rand

(2)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2016, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheets.

	As of December 31, 2015
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$21,692	$183,125
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	631	41,686
Contracts for Differences - Short Contracts	CHF/EUR/GBP/JPY/NOK/USD	5,884	80,027
Total Return Swaps - Long Contracts	USD	415	58,799
Total Return Swaps - Short Contracts	JPY/USD	466	9,457
Interest Rates
Commodity Futures - Short Contracts	USD	71	17,501
Interest Rate Swaptions	JPY/USD	90	43,831
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/EUR/GBP/MXN/SAR	1,947	155,518
Foreign Currency Options - Purchased	CNH/EUR/SAR	4,141	193,613
Total Derivative Assets		$35,337	$783,557

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$3,449	$38,455
Credit Default Swaps - Protection Sold	GBP/EUR/USD	2,054	6,436
Equity Price
Contracts for Differences - Long Contracts	EUR/GBP/USD	1,111	2,311
Contracts for Differences - Short Contracts	EUR/GBP/USD	3,411	50,471
Total Return Swaps - Long Contracts	JPY/USD	3,430	163,224
Total Return Swaps - Short Contracts	AUD/JPY/USD	386	19,318
Interest Rates
Commodity Futures - Short Contracts	USD	18	13,069
Interest Rate Swaptions	USD	17	87,499
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	JPY/SAR	1,041	87,127
Foreign Currency Options - Sold	CNH/SAR	475	118,415
Total Derivative Liabilities (free standing)		$15,392	$586,325

Embedded derivative liabilities in reinsurance contracts (3)	USD	$5,563	$20,000
Total Derivative Liabilities (embedded)		$5,563	$20,000

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

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the years ended December 31, 2016, 2015 and 2014. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the consolidated statements of income (loss).

	2016		2015		2014
Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$(1,515)	$—	$—	$—
Commodity Future Options - Purchased	651	—	(286)	285	(470)	(289)
Commodity Future Options - Sold	—	—	272	(269)	364	101
Credit
Credit Default Swaps - Protection Purchased	4,311	(6,841)	1,282	4,839	(5,627)	1,018
Credit Default Swaps - Protection Sold	(4,009)	4,149	2,071	(2,098)	1,362	(830)
Equity Price
Contracts for Differences - Long Contracts	(4,123)	2,245	(6,101)	660	(1,869)	(11,621)
Contracts for Differences - Short Contracts	(253)	(3,579)	8,459	2,418	(3,873)	413
Total Return Swaps - Long Contracts	(6,835)	1,957	1,410	(2,469)	18,782	(2,112)
Total Return Swaps - Short Contracts	(4,812)	(1,198)	(1,395)	45	(795)	171
Index
Index Futures - Long Contracts	—	—	1,144	—	(840)	—
Index Futures - Short Contracts	—	—	—	—	(253)	441
Interest Rates
Bond Futures - Short Contracts	—	—	(2,584)	—	(1,077)	(212)
Commodities Futures - Short Contracts	(281)	(52)	(580)	194	(11)	(143)
Fixed Income Swap - Short Contracts	(94)	—	—	—	—	—
Interest Rate Swaps	205	1,740	119	—	(743)	639
Interest Rate Swaptions	(340)	869	(771)	(39)	(455)	(918)
Sovereign Debt Futures - Short Contracts	10,519	(647)	—	—	—	—
Treasury Futures - Short Contracts	—	—	(2,734)	280	(1,163)	(388)
Foreign Currency Exchange Rates
Foreign Currency Forward	(2,747)	(2,261)	21,429	(3,334)	16,891	3,617
Foreign Currency Options - Purchased	(2,338)	(2,229)	318	(1,144)	(265)	941
Foreign Currency Options - Sold	617	(103)	1,214	316	(1,438)	63
Reinsurance contract derivatives	—	—	30	—	—	982
	$(9,529)	$(5,950)	$21,782	$(316)	$18,520	$(8,127)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$260	$(5)	$362	$—	$102
Embedded derivatives in deposit contracts	—	—	2,104	—	—	(2,090)
Total Derivative Liabilities (embedded)	$—	$260	$2,099	$362	$—	$(1,988)
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. As of December 31, 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $6.1 million (December 31, 2015 - $1.8 million) for which the Company posted collateral in the form of cash of $48.8 million (December 31, 2015 - $62.6 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $4.2 million) in cash from certain counterparties as of December 31, 2016. If the credit-risk-related contingent features underlying these instruments had been triggered as of December 31, 2016 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.
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
The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of December 31, 2016 and 2015, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2016 Derivative Contracts	Gross Amounts of Assets Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$535	$535	$—	$—
Counterparty 2	3,147	607	—	2,540
Counterparty 3	8,652	4,760	—	3,892
Counterparty 4	1,639	1,639	—	—
Counterparty 5	7,336	3,027	—	4,309
Counterparty 6	6,262	2,599	3,383	280
Counterparty 7	227	—	197	30
Counterparty 8	277	277	—	—
Counterparty 9	37	37	—	—
Total	$28,112	$13,481	$3,580	$11,051

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2016 Derivative Contracts	Gross Amounts of Liabilities Presented in the Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,959	$535	$2,424	$—
Counterparty 2	607	607	—	—
Counterparty 3	4,760	4,760	—	—
Counterparty 4	3,827	1,639	2,188	—
Counterparty 5	3,027	3,027	—	—
Counterparty 6	2,599	2,599	—	—
Counterparty 8	977	277	—	700
Counterparty 9	822	37	785	—
Total	$19,578	$13,481	$5,397	$700

Securities lending transactions
Counterparty 3	$302	$302	$—	$—
	$302	$302	$—	$—

(1)
The Gross Amounts of Assets Presented in the consolidated balance sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $0.7 million included in Other Investments in the consolidated balance sheets.

(2)
The Gross Amounts of Liabilities Presented in the consolidated balance sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $3.5 million included in Securities sold, not yet purchased in the consolidated balance sheets.

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

8. Loss and loss adjustment expense reserves
As of December 31, 2016 and 2015, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2016	December 31, 2015
	($ in thousands)
Case loss and loss adjustment expense reserves	$80,370	$87,186
Incurred but not reported loss and loss adjustment expense reserves	522,818	375,690
Deferred gains on retroactive reinsurance contracts	1,941	3,171
	$605,129	$466,047
Reserving methodologies
The Company’s methodology for reserving for its reinsurance contracts and determining its loss and loss adjustment expense reserves, including incurred but not reported reserves, is as follows:
The Company’s actuaries perform an actuarial projection of the Company’s reserves quarterly and have a third-party actuarial review performed annually. All reserves are estimated on an individual contract basis; there is no aggregation of contracts for projection of ultimate loss or reserves. The Company typically initially reserves individual contracts to the expected loss and loss expense ratio in its pricing analysis. As loss information is received from cedents, the Company incorporates other actuarial methods into its projection of ultimate losses and, hence, reserves.

In the Company’s pricing analysis, there is a significant amount of information unique to the individual client and, when necessary, the analysis is supplemented with industry data. Industry data primarily takes the form of paid and incurred development patterns from statutory financial statements and statistical agencies. For the Company’s actuarial reserve projections, the relevant information received from clients includes premium estimates, paid loss and loss adjustment expenses and case reserves. The Company’s actuaries review the data for reasonableness and research any noted anomalies. On each contract, the Company’s actuaries compare the expected paid and incurred amounts at each quarter-end with actual amounts reported. The Company’s actuaries also compare premiums received with projected premium receipts at each quarter end.
There is a time lag between when a covered loss event occurs and when it is reported to the Company’s cedents. There is also a time lag between when clients pay claims, establish case reserves and re-estimate their reserves, and when they notify the Company of the payments and/or new or revised case reserves. This reporting lag is typically 60 to 90 days after the end of a reporting period, but can be longer in some cases. The Company’s actuaries use techniques that adjust for this reporting lag. While it would be unusual to have lags that extend beyond 90 days, the Company’s actuarial techniques are designed to adjust for such a circumstance.
The principal actuarial methods (and associated key assumptions) used to perform the Company’s quarterly loss reserve analysis may include one or more of the following methods:
A priori loss ratio method
To estimate ultimate losses using the a priori loss ratio method, the Company multiplies earned premiums by an expected loss ratio. The expected loss ratio is selected as part of the pricing and utilizes individual client data, supplemented by industry data where necessary. This method is often useful when there is limited historical data due to few losses being incurred.
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
Bornhuetter-Ferguson paid and incurred loss methods
These methods are a weighted average of the a priori loss ratio method and the relevant development method. The weighting between the two methods depends on the maturity of the business. This means that for the more recent years a greater weight is placed on the a priori loss ratio method, while for the more mature years a greater weight is placed on the development methods. These methods avoid some of the distortions that could result from a large development factor being applied to a small base of paid or incurred losses to calculate ultimate losses. This method will react slowly if actual paid or incurred loss experience develops differently than historical paid or incurred loss experience because of major changes in rate levels, retentions or deductibles, the forms and conditions of coverage, the types of risks covered or a variety of other factors.

IBNR to outstanding ratio method
This method is used in selected cases typically for very mature years that still have open claims. This method assumes that the estimated future loss development is indicated by the current level of case reserves.
Key to the projection of ultimate loss is the amount of credibility or weight assigned to each actuarial method. Each method has advantages and disadvantages, and those can change depending on numerous factors including the reliability of the underlying data. The selection and weighting of the projection methods is a highly subjective process. In order to achieve a desirable amount of consistency from study to study and between contracts, the Company’s actuaries have implemented a weighting scheme that incorporates numerous “rules” for the weighting of actuarial methods. These rules attempt to effectively standardize the process used for selecting weights for the various methods. There are numerous circumstances where the rules would be modified for specific reinsurance contracts; examples would include a large market event or new information on historical years that may cause us to increase our a priori loss ratio.
As part of the Company’s quarterly reserving process, loss-sensitive contingent expenses (e.g., profit commissions, sliding-scale ceding commissions, etc.) are calculated on an individual contract basis. These expense calculations are based on the updated ultimate loss estimates derived from the Company's quarterly reserving process.
The Company’s reserving methodologies use a loss reserving model that calculates a point estimate for the Company’s ultimate losses. Although the Company believes that its assumptions and methodologies are reasonable, the ultimate payments may vary, potentially materially, from the estimates that the Company has made.
There were no significant changes made to the Company’s methodology for calculating loss and loss adjustment reserves for the year ended December 31, 2016.
Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$466,047	$277,362	$134,331
Less: loss and loss adjustment expenses recoverable, beginning of year	(125)	(814)	(9,277)
Net reserves for loss and loss adjustment expenses, beginning of year	465,922	276,548	125,054
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	373,048	419,377	286,787
Prior years	23,930	(3,330)	(3,559)
Amortization of deferred gains on retroactive reinsurance contracts	(1,046)	(856)	(81)
Total incurred loss and loss adjustment expenses	395,932	415,191	283,147
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(105,921)	(100,403)	(70,562)
Prior years	(133,241)	(121,665)	(61,091)
Total net paid losses	(239,162)	(222,068)	(131,653)
Foreign currency translation	(17,564)	(3,749)	—
Net reserve for loss and loss adjustment expenses, end of year	605,128	465,922	276,548
Plus: loss and loss adjustment expenses recoverable, end of year	1	125	814
Gross reserve for loss and loss adjustment expenses, end of year	$605,129	$466,047	$277,362

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
The $23.9 million increase in prior years’ reserves for the year ended December 31, 2016 includes $10.5 million of net adverse reserve development related to re-estimating loss reserves and $13.4 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $10.5 million of net adverse prior years’ reserve development for the year ended December 31, 2016 was accompanied by net increases of $2.0 million in acquisition costs, resulting in a net increase of $12.5 million in net underwriting loss, primarily due to:

◦
$4.8 million of net adverse underwriting loss development relating to one multi-line contract written since 2014. This contract contains underlying commercial auto physical damage and auto extended warranty exposure. The adverse loss experience is a result of an increase in the number of reported claims and inadequate pricing in certain segments of the underlying business;

◦
$4.0 million of net adverse underwriting loss development relating to non-standard auto contracts, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection;

◦
$3.7 million of net adverse underwriting loss development relating to our Florida homeowners’ reinsurance contracts primarily as a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters, which has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses. Contracts for which we experienced this adverse loss development have not been renewed;

◦
$3.3 million of net adverse underwriting loss development relating to a workers’ compensation contract written from 2012 to 2014 under which we have been experiencing higher than expected reported claims development that led to an increase in our previous loss assumptions on this contract; and

◦	$2.1 million of net favorable underwriting loss development from several other contracts.

•
The $13.4 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $6.4 million increase in acquisition costs, for a total of $19.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $19.5 million, resulting in a $0.3 million increase to the net underwriting loss for the year ended December 31, 2016.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was an increase in net underwriting loss of $12.8 million for the year ended December 31, 2016.

The 3.3 million decrease in prior years’ reserves for the year ended December 31, 2015 includes $5.4 million of net favorable reserve development related to re-estimating loss reserves and $2.1 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The net $5.4 million of favorable prior years’ reserve development for the year ended December 31, 2015 was accompanied by net increases of $13.2 million in acquisition costs, resulting in a net increase of $7.8 million in net underwriting loss. The $7.8 million net increase in net underwriting loss was a result of having favorable loss reserve development on certain contracts that was either fully or partially offset by increases in sliding scale or profit commissions whereas certain workers’ compensation, auto and property contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree, resulting in the net favorable development being more than offset by acquisition costs in the period.

•
The $2.1 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by similar changes in the net premiums earned and acquisition costs for those contracts, resulting in a net decrease of $0.3 million increase to the net underwriting loss for the year ended December 31, 2015.

•
In total, loss reserve development related to re-estimating loss reserves and increases in premium estimates for prior years resulted in an increase of $7.5 million in net underwriting loss for the year ended December 31, 2015.

The $3.6 million decrease in prior years’ reserves for the year ended December 31, 2014 reflects $0.7 million of favorable loss experience and $2.9 million resulting from decreases in premium estimates on certain contracts. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The net $0.7 million of favorable prior years’ reserve development for the year ended December 31, 2014 was accompanied by net increases of $0.3 million in acquisition costs, resulting in a net decrease of $0.4 million in net underwriting loss.

•
The $2.9 million of favorable development related to the decrease in premium estimates on certain contracts was accompanied by a $0.4 million decrease in acquisition costs, for a total of $3.3 million decrease in loss and loss adjustment expenses incurred and acquisition costs. The decrease in earned premium related to the decrease in premium estimates was $3.7 million, resulting in an increase in net underwriting loss of $0.4 million for the year ended December 31, 2014.

•
In total, loss reserve development related to re-estimating loss reserves and decreases in premium estimates for prior years resulted in minimal impact to net underwriting loss for the year ended December 31, 2014

The net paid losses for the years ended December 31, 2016, 2015 and 2014 included $1.0 million, $79.1 million and $10.8 million of paid losses related to contracts that were commuted during the years ended December 31, 2016, 2015 and 2014, respectively.
Incurred and paid development tables by accident year
The Company’s loss reserve analysis is based primarily on underwriting year data. The preparation of accident year development tables requires an allocation of underwriting year data to the corresponding accident years. For instance, a contract written in one particular underwriting year may have exposure to losses from two or more accident years. These allocations are done using accident year loss payment and reporting patterns, which are derived from either company-specific or industry historical loss data, depending on availability and applicability. The Company believes that its allocations are reasonable; however, to the extent that the Company’s allocation procedure for loss and loss adjustment expenses incurred differs from actual historical development, the actual loss development may differ materially from the loss development presented. Additionally, the Company writes retroactive reinsurance contracts for which the reserves are not allocated to the underlying accident years but instead, presented in the loss triangles in the accident year that the contract incepted.
As described in the roll forward of loss and loss adjustment expense reserves section above, changes in the Company’s loss and loss adjustment expense reserves result from both re-estimating loss reserves as well as changes in premium estimates. In addition, many of the Company’s contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs. See additional disclosure above on the net impact on underwriting income after considering the impact of changes in premium estimates and the impact of acquisition costs for the years ended December 31, 2016, 2015 and 2014.

The following tables present the Company’s total loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid by accident years for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

Loss and loss adjustment expenses incurred, net(1)(2)
Accident year	2012	2013	2014	2015	2016	IBNR loss and loss adjustment expense reserves, net
	($ in thousands)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2012	$80,306	$75,413	$76,273	$76,538	$76,628	$290
2013	—	144,508	140,123	144,312	144,058	10,404
2014	—	—	284,464	275,622	274,910	74,768
2015	—	—	—	396,635	421,923	204,039
2016	—	—	—	—	366,725	233,317
Total					$1,284,244

Cumulative net losses and loss adjustment expenses paid(1)(2)
Accident year	2012	2013	2014	2015	2016
	($ in thousands)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2012	$13,035	$67,449	$73,503	$74,941	$75,770
2013	—	27,528	82,565	109,489	118,729
2014	—	—	70,562	163,250	185,979
2015	—	—	—	98,665	196,933
2016	—	—	—	—	103,646
Total					$681,057

Net reserves for loss and loss adjustment expenses, end of year					$603,187
Deferred gains on retroactive reinsurance contracts					1,941
Loss and loss adjustment expenses recoverable, end of year					1
Gross reserve for loss and loss adjustment expenses, end of year					$605,129
(1) For purposes of this disclosure and for all periods presented, the Company’s contracts in foreign currencies are translated at the foreign exchange rate in effect as of December 31, 2016.
(2) The information presented is for the Property and Casualty Reinsurance segment only, which captures all of the Company’s underwriting activities. The Catastrophe Risk Management segment has been excluded from this presentation (see Note 22 for additional information on the Catastrophe Risk Management segment).
Cumulative claims frequency
The Company determined that the disclosure of claim frequency analysis was impracticable. As a result, no claims frequency information has been disclosed. The Company’s business is primarily comprised of reinsurance contracts written on a quota share or aggregate loss basis and the underlying claim count information is not provided for most contracts. Furthermore, even if claim counts were made available by the Company’s cedents, the quota share cession percentage varies for each contract, resulting in the cedent claim counts not being a meaningful measure of the Company’s loss exposure.

Claims duration
The following table presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age as of December 31, 2016:

Year 1	Year 2	Year 3	Year 4	Year 5
(Unaudited)
22.7%	41.6%	11.6%	4.1%	1.1%
The Company was incorporated on October 6, 2011, commenced underwriting operations in January 2012 and predominantly writes a mix of short to medium tail personal and commercial lines. As a result, the Company has limited historical data and is unable to present a full cycle of claim payments.
9. Management, performance and founders fees
Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, TP GP receives a performance fee allocation equal to 20% of the net investment income of the applicable company’s share of the investment assets managed by Third Point LLC. The performance fee accrued on net investment income is included in liabilities as a performance fee payable during the period, unless funds are redeemed from the Joint Venture accounts, in which case, the proportionate share of performance fee associated with the redemption is allocated to non-controlling interests. At the end of each year, the remaining portion of the performance fee payable that has not been included in non-controlling interests through redemptions is then allocated to TP GP’s capital account in accordance with the Investment Agreements.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts not offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements. As of December 31, 2016, the loss recovery account for Third Point Re’s investment account was $nil (December 31, 2015 - $5.0 million) and for Third Point Re USA’s investment account was $nil (December 31, 2015 - $1.2 million). The loss carryforward amounts were not recorded in the Company’s consolidated balance sheets.
Additionally, Third Point LLC is entitled to receive management fees, which are paid monthly, whereas performance fees are paid annually, in arrears. Pursuant to the Investment Agreements, up to December 22, 2016, the date the initial agreements expired, a total management fee of 2%, annually of the investment assets managed by Third Point LLC was paid to Third Point LLC and certain founding investors. In June 2016, Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016. These agreements have similar terms to the expired agreements, however, the management fee was reduced from 2% to 1.5%, and is only paid to Third Point LLC thereafter.
Investment fee expenses related to the Investment Agreements, which are included in net investment income (loss) in the consolidated statements of income (loss) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	($ in thousands)
Management fees - Third Point LLC	$7,110	$6,362	$5,037
Management fees - Founders (1)	35,321	36,053	28,544
Performance fees - Third Point Advisors LLC	17,276	862	19,935
	$59,707	$43,277	$53,516

(1) Up to December 22, 2016, KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, received a share of the management fees in proportion to their initial investments in Third Point Reinsurance Ltd.
As of December 31, 2016, $17.3 million (December 31, 2015 - $0.9 million) related to performance fees earned by TP GP were included in non-controlling interests.
10. Deposit contracts
The following table represents activity in the deposit contacts for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Balance, beginning of year	$83,955	$145,430	$120,946
Consideration received	22,463	21,246	18,398
Net investment expense (income) allocation and change in fair value of embedded derivatives	(164)	2,207	6,436
Payments	(915)	(84,928)	(350)
Foreign currency translation	(434)	—	—
Balance, end of year	$104,905	$83,955	$145,430
11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of December 31, 2016, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of December 31, 2016, the Company had capitalized $1.4 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the consolidated balance sheets. As of December 31, 2016, the Notes had an estimated fair value of $103.4 million (December 2015 - $104.8 million). The fair value measurements were based on observable inputs and therefore are considered to be Level 2. The Company was in compliance with all of the debt covenants as of December 31, 2016 and 2015.
Letters of credit
As of December 31, 2016, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
December 31, 2016	($ in thousands)
BNP Paribas	$50,000	$7,976	$7,976
Citibank	300,000	157,070	157,070
J.P. Morgan	50,000	9	9
Lloyds Bank (1)	125,000	66,767	66,767
	$525,000	$231,822	$231,822

(1)
During the year, the Lloyds Bank facility of $100.0 million with Third Point Re was terminated and two new facilities were entered into, $75.0 million with Third Point Re and $50.0 million with Third Point Re USA.

The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.

12. Net investment income (loss)
Net investment income (loss) for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$33,505	$14,398	$193,957
Net unrealized gains (losses) on investments and investment derivatives	70,290	(34,181)	(83,146)
Net gains (losses) on foreign currencies	(2,557)	933	2,581
Dividend and interest income	77,160	45,103	31,750
Dividends paid on securities sold, not yet purchased	(1,977)	(1,279)	(120)
Management and performance fees	(59,707)	(43,277)	(53,516)
Other expenses	(19,422)	(11,305)	(7,151)
Net investment income (loss) on investments managed by Third Point LLC	97,292	(29,608)	84,355
Net gain on investment in Kiskadee Fund	1,533	1,465	—
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	69	1,227
	$98,825	$(28,074)	$85,582

	2016	2015	2014
Net investment income (loss) by asset class	($ in thousands)
Net investment gains (losses) on equity securities	$90,089	$(31,224)	$82,902
Net investment gains on debt securities	134,512	35,502	80,285
Net investment losses on other investments	(27,349)	(35,917)	(35,491)
Net investment gains (losses) on investment derivatives	(15,479)	21,466	10,393
Net investment gains (losses) on securities sold, not yet purchased	(5,030)	33,086	4,334
Net investment income (loss) on cash, including foreign exchange gains (losses)	(10,173)	149	4,992
Net investment losses on securities purchased under an agreement to resell	—	(147)	(4,099)
Net investment losses on securities sold under an agreement to repurchase	(1,970)	(2,226)	—
Management and performance fees	(59,707)	(43,277)	(53,516)
Other investment expenses	(6,068)	(5,486)	(4,218)
	$98,825	$(28,074)	$85,582
13. Other expenses
Other expenses for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
	($ in thousands)
Deposit liabilities investment expense (income)	$(164)	$6,471	$4,346
Reinsurance contracts investment expense	8,811	6,764	1,061
Change in fair value of embedded derivatives in deposit and reinsurance contracts	(260)	(4,621)	1,988
	$8,387	$8,614	$7,395
14. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated financial statements and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
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
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of December 31, 2016, the Company has accrued $1.6 million (December 31, 2015 - $1.5 million) for uncertain tax positions.
For the years ended December 31, 2016, 2015 and 2014, the Company recorded income tax expense (benefit), as follows:

	2016	2015	2014
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$(1,232)	$(6,633)	$24
Change in uncertain tax positions	147	(1,100)	2,600
Withholding taxes on certain investment transactions	6,678	4,828	3,024
Income tax expense (benefit)	$5,593	$(2,905)	$5,648
The following is a summary of the Company’s income (loss) before income tax expense (benefit) by jurisdiction for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Bermuda	$38,243	$(71,416)	$62,649
United States	(3,687)	(18,981)	(255)
United Kingdom	(87)	53	(36)
Income (loss) before income tax expense (benefit)	$34,469	$(90,344)	$62,358
The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0% and 21.0% have been used for Bermuda, the United States and the United Kingdom, respectively. As of December 31, 2016, the Company has one income tax return open for examination in the United States for the tax year 2015.

The following table presents a reconciliation of expected income taxes to income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Bermuda (expected tax expense at 0%)	$—	$—	$—
Foreign taxes at local expected rates:
United States	(1,290)	(6,644)	—
United Kingdom	(17)	11	24
Withholding taxes related to dividend and interest income	6,678	4,828	3,024
Uncertain tax positions	147	(1,100)	2,600
Non-deductible expenses and other	75	—	—
Income tax expense (benefit)	$5,593	$(2,905)	$5,648
The following table presents the Company’s current and deferred incomes taxes for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Current tax expense	$6,825	$3,728	$5,648
Deferred tax expense (benefit)	(1,232)	(6,633)	—
Income tax expense (benefit)	$5,593	$(2,905)	$5,648
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Deferred tax assets:
Discounting of loss and loss adjustment expense reserves	$451	$119	$—
Unearned premiums	2,486	2,329	—
Temporary differences in recognition of expenses	1,134	573	—
Net operating loss carryforward	13,326	7,839	—
Total deferred tax assets	17,397	10,860	—

Deferred tax liabilities:
Deferred acquisition costs	4,079	3,515	—
Unrealized gains on investments	5,438	712	—
Total deferred tax liabilities	9,517	4,227	—
Net deferred tax assets	$7,880	$6,633	$—
The deferred tax assets and liabilities as of December 31, 2016 were primarily related to U.S. income tax. To evaluate the recoverability of the deferred tax assets, the Company considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize future tax benefits. The Company believes that it is more likely than not that it will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was recorded as of December 31, 2016 and 2015. As of December 31, 2016, deferred tax assets include $13.3 million net operating loss related to the Company’s U.S. subsidiaries that can be carried forward for twenty years and part of which will begin to expire in 2035.

15. Share capital
The following tables are a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the years ended December 31, 2016 and 2015:

Common shares	2016	2015
Balance, beginning of period	105,479,341	104,473,402
Options exercised	514,059	433,279
Restricted shares granted, net of forfeitures	47,712	110,853
Performance restricted shares granted, net of forfeitures	460,187	461,807
Balance, end of period	106,501,299	105,479,341

Treasury shares	2016	2015
Balance, beginning of period	—	—
Repurchase of common shares	644,768	—
Balance, end of period	644,768	—
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
During the year ended December 31, 2016, we repurchased 644,768 of our common shares in the open market for an aggregate cost of $7.4 million at a weighted average cost, including commissions, of $11.46 per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of December 31, 2016, the Company may repurchase up to an aggregate of $92.6 million of additional common shares under its share repurchase program.

Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2016:

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
As of December 31, 2016, 9,418,538 (December 31, 2015 - 9,786,902) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The following table provides the total share-based compensation expense included in general and administrative expenses during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Management and director options	$6,054	$6,264	$6,600
Restricted shares with service condition	1,365	1,953	2,591
Restricted shares with service and performance condition	1,519	2,654	67
	$8,938	$10,871	$9,258
As of December 31, 2016, the Company had $4.6 million (December 31, 2015 - $13.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.4 years (December 31, 2015 - 1.3 years).
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

The management and director options activity for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2014	10,981,075	$13.23
Granted	348,836	18.25
Forfeited	(279,070)	13.20
Exercised	(60,000)	10.00
Balances as of January 1, 2015	10,990,841	13.41
Forfeited	(306,976)	14.36
Exercised	(433,279)	10.00
Balances as of January 1, 2016	10,250,586	13.52
Forfeited	(139,534)	18.00
Exercised	(514,059)	10.00
Balances as of December 31, 2016	9,596,993	$13.64
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no share options granted in the years ended December 31, 2016 and 2015. The share price used for purposes of determining the fair value of share options that were granted in the year ended December 31, 2014 was $15.05. The volatility assumption used of 23.10% in 2014 was based on the average estimated volatility of a reinsurance company peer group. The other assumptions used in the option-pricing model were as follows: risk free interest rate of 2.20% in 2014 expected life of 6.5 years in 2014, and a dividend yield of 0.0% in 2014. As of December 31, 2016, the weighted average remaining contractual term for options outstanding was 4.9 years (2015 - 6.0 years).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2016:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,274,334	$10.04	5.0 years	4,660,380	$10.02
$15.05 - $16.89	2,196,214	$15.94	4.8 years	1,907,842	$15.96
$20.00 - $25.05	2,126,445	$20.23	4.7 years	1,865,981	$20.16
	9,596,993	$13.64	4.9 years	8,434,203	$13.61
The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2016 was $8.0 million and $7.1 million, respectively (2015 - $19.6 million and $13.4 million, respectively). For the year ended December 31, 2016, the Company received proceeds of $5.1 million (2015 - $4.2 million) from the exercise of options.
Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the restricted shares with only a service condition for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2014	657,156	$10.30
Granted	49,684	15.39
Forfeited	(17,800)	10.00
Vested	(72,926)	15.56
Balance as of January 1, 2015	616,114	10.10
Granted	118,120	13.06
Forfeited	(7,267)	13.76
Vested	(425,924)	10.37
Balance as of January 1, 2016	301,043	11.12
Granted	47,712	11.37
Vested	(47,712)	11.37
Balance as of December 31, 2016	301,043	$11.12
For the year ended December 31, 2016, the Company issued 47,712 (2015 - 46,691 and 2014 - 40,070) to directors and no (2015 - 71,429 and 2014 - 9,614) restricted shares to employees. The restricted shares issued to employees in 2014 and 2015 will vest after three years from the date of issuance, subject to the grantee’s continued service with the Company. The restricted shares issued in 2016, 2015 and 2014 to directors vested on December 31, 2016, 2015, 2014, respectively.
Restricted shares with service and performance condition
In December 2014, February 2015 and February 2016, the Company granted performance-based restricted shares to certain employees pursuant to the Omnibus Plan. Performance-based restricted shares vest based on continued service and the achievement of certain financial performance measures over a three-year measurement period. The number of performance-based restricted shares that will be retained upon vesting will vary based on the level of achievement of the performance goals. The vesting dates for these awards are March 1, 2017, March 1, 2018 and March 1, 2019, respectively. The formula for determining the amount of shares that will vest is based on underwriting performance of the property and casualty reinsurance segment including underwriting income and the amount of float generated, as defined in the relevant award agreements.

Restricted share award activity for the restricted shares with a service and performance condition for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2014	—	—	$—
Granted	459,746	306,496	14.60
Balance as of January 1, 2015	459,746	306,496	14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Change in estimated restricted shares considered probable of vesting	n/a	(78,128)	14.60
Balance as of January 1, 2016	921,553	536,234	14.24
Granted	653,958	435,974	11.40
Forfeited	(193,771)	(119,009)	13.16
Change in estimated restricted shares considered probable of vesting	n/a	(275,713)	13.06
Balance as of December 31, 2016	1,381,740	577,486	$12.91
17. Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the consolidated balance sheets, as a separate component of shareholders’ equity. Non-controlling interests as of December 31, 2016 and 2015 were $35.7 million and $16.2 million, respectively.
Income (loss) attributable to non-controlling interests for the years ended December 31, 2016, 2015 and 2014 was:

	2016	2015	2014
	($ in thousands)
Catastrophe Fund	$—	$(121)	$4,748
Catastrophe Fund Manager	—	19	(23)
Joint Venture - Third Point Advisors LLC share	1,241	53	1,590
	$1,241	$(49)	$6,315

a)	Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund.
For the year ended December 31, 2015, the Catastrophe Fund distributed $119.4 million (Third Point Re’s share - $59.4 million) resulting in a distribution of non-controlling interests for the Catastrophe Fund of $60.0 million for the year ended December 31, 2015.
For the year ended December 31, 2014, the Catastrophe Fund distributed $6.2 million (Third Point Re’s share - $nil) resulting in contributions to non-controlling interests for the Catastrophe Fund of $6.2 million for the year ended December 31, 2014.

b)	Third Point Reinsurance Investment Management Ltd. (the “Catastrophe Fund Manager”)
In January 2015, the Company and Hiscox agreed to terminate Hiscox’s 15% ownership in the Catastrophe Fund Manager effective December 31, 2015. In January 2015, the shareholders agreement between Third Point Re, Hiscox, and the Catastrophe Fund Manager was also terminated by agreement of the parties. The Catastrophe

Fund Manager agreed to repurchase for cancellation Hiscox’s common shares, representing 15%, of the Catastrophe Fund Manager.

c)	Investment in Joint Ventures
As of December 31, 2016 and 2015, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities and have been consolidated in accordance with ASC 810 Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as a non-controlling interests in the consolidated statements of shareholders’ equity.
For the year ended December 31, 2016, a contribution of $1.0 million (2015 - net distribution of $25.0 million and 2014 - distribution of $51.0 million) was made from TP GP and increased the amount of the non-controlling interest.
As of December 31, 2016 and 2015, the following entities were not consolidated as per ASC 810: Consolidation:

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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of December 31, 2016, Third Point Re held a 13.8% (December 31, 2015 - 10.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the consolidated statements of income (loss).
As of December 31, 2016, the estimated fair value of the investment in the limited partnership was $37.6 million (December 31, 2015 - $2.4 million). The Company made net contributions of $35.5 million to the Cayman Holdco during the year ended December 31, 2016 due to the purchase of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
b) Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (“Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $10.6 million (December 31, 2015 - $11.4 million) in the Hellenic Fund, of which $nil (2015 - $0.7 million) was called and $0.2 million (2015 - $0.3 million) was distributed during the year ended December 31, 2016.
As of December 31, 2016, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.5 million (December 31, 2015 - $5.4 million), representing a 2.8% interest (December 31, 2015, - 3.0%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the consolidated statements of income (loss).

The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
c) TP DR Holdings LLC
The Company holds an equity and debt investment in TP DR Holdings LLC (“TP DR”), which is an affiliate of the Investment Manager. In December 2016, TP DR was formed as a limited liability company under the laws of the Cayman Islands to invest and own 100% equity interest in DCA Holdings Six Ltd. and its wholly owned subsidiary group. TP DR’s principal objective is to own, develop and manage properties in the Dominican Republic.
The Company invests in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.  As of December 31, 2016, Third Point Re held a 7.2% equity and 13.7% debt interest in TP DR. The Company has elected the fair value option for its investments in TP DR and records changes in fair value in the consolidated statements of income (loss). The Company accounts for its equity investment in TP DR under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the consolidated balance sheets.
As of December 31, 2016, the estimated fair value of the investment was $9.5 million, corresponding to $0.9 million of equity and $8.6 million of debt interest. During the year ended December 31, 2016, the Company contributed securities worth $7.2 million and cash of $1.9 million to TP DR.  The Company has no further commitments or guarantees with respect to TP DR. The valuation policy with respect to this investment in investment funds is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
18. Earnings (loss) per share
The following sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	104,060,052	104,003,820	103,287,693
Dilutive effect of options	633,955	—	1,468,521
Dilutive effect of warrants	709,499	—	1,634,845
Dilutive effect of restricted shares with service and performance condition	160,278	—	—
Diluted number of common shares outstanding	105,563,784	104,003,820	106,391,059
Basic earnings (loss) per common share:
Net income (loss)	$27,635	$(87,390)	$50,395
Income allocated to participating shares	(88)	—	(328)
Net income (loss) available to common shareholders	$27,547	$(87,390)	$50,067
Basic earnings (loss) per common share	$0.26	$(0.84)	$0.48
Diluted earnings (loss) per common share
Net income (loss)	$27,635	$(87,390)	$50,395
Income allocated to participating shares	(87)	—	(319)
Net income (loss) available to common shareholders	$27,548	$(87,390)	$50,076
Diluted earnings (loss) per common share	$0.26	$(0.84)	$0.47
For the years ended December 31, 2016 and 2014, anti-dilutive options of 4,369,171 and 4,501,991, respectively, were excluded from the computation of diluted earnings per share. For the year ended December 31, 2015, anti-dilutive options and restricted shares with service and performance condition of 4,859,053 were excluded from the computation of diluted loss per share. In addition, as a result of the net loss for the year ended December 31, 2015, dilutive options and warrants totaling 10,669,545 were considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
19. Related party transaction
In addition to the transactions disclosed in Notes 4, 9 and 17 to these consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of December 31, 2016, Loan LLC held $124.1 million (December 31, 2015 - $65.0 million) and Ventures LLC held $22.6 million (December 31, 2015 - $nil) of the Company’s investments, which are included in investments in securities and derivative contracts in the consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the consolidated balance sheets and the consolidated statements of income (loss).
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of December 31, 2016, the investment portfolio had a maximum payout amount of approximately $87.5 million (December 31, 2015 - $42.2 million) relating to written put option contracts with expiration ranging from one month to six months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of December 31, 2016 was $1.3 million (December 31, 2015 - $2.6 million) and is included in securities sold, not yet purchased in the consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of December 31, 2016, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.

The following table sets forth certain information related to the Company’s written credit derivatives as of December 31, 2016 and 2015:

December 31, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,943	$3,943	$—	$1,952	$(1,952)
	$—	$3,943	$3,943	$—	$1,952	$(1,952)

December 31, 2015	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2046	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,878	$2,878	$—	$1,480	$(1,480)
Single name (251-500)	3,558	—	3,558	—	574	(574)
	$3,558	$2,878	$6,436	$—	$2,054	$(2,054)

(1)	As of December 31, 2016 and 2015, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
Investments
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with certain counterparties. Substantially all securities transactions and individual counterparty concentrations are with major securities firms, such as prime brokers or their affiliates. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Joint Ventures have master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the consolidated balance sheets. As of December 31, 2016, the Company’s maximum counterparty credit risk exposure was $28.1 million (December 31, 2015 - $24.8 million).
Underwriting

The Company is exposed to credit risk in several reinsurance contracts with companies that write credit risk insurance, which primarily consists of mortgage insurance credit risk. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. The Company mitigates the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification and monitoring of risk aggregations.

The Company has exposure to credit risk as it relates to its business written through brokers, if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company may remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms.
The Company has exposure to credit risk related to balances receivable under our reinsurance contracts, including premiums receivable, and the possibility that counterparties may default on their obligations to the Company. The risk of counterparty default is partially mitigated by the fact that any amount owed from a reinsurance counterparty would be netted against any losses the Company would pay in the future. The Company monitors the collectability of these balances on a regular basis.

21. Commitments and Contingencies
Operating leases
The Company leases offices space in Bermuda and in New Jersey, U.S.A. The leases have been accounted for as operating leases. Total rent expense for the year ended December 31, 2016 was $0.8 million (2015 - $0.7 million and 2014 - $0.5 million).
Future minimum rental commitments as of December 31, 2016 under these leases are expected to be as follows:

($ in thousands)
2017	$864
2018	881
2019	898
2020	860
2021	42
Thereafter	—
$3,545
Agreements
Third Point LLC
In June 2016, Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016. These agreements have similar terms to the expired agreements, however, the management fee was reduced from 2% to 1.5%.
NetJets
In September 2016, the Company traded in its existing aircraft and acquired from NetJets Sales Inc. (“NetJets”) an undivided 31.25% interest in a new aircraft for a five year period. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees.
Future minimum management fee commitments as of December 31, 2016 under the existing agreement is expected to be as follows:

($ in thousands)
2017	$709
2018	736
2019	763
2020	792
2021	548
$3,548

Employment agreements
As of December 31, 2016, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of December 31, 2016, the Company had one unfunded capital commitment of $3.2 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
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
Financing
In February 2015, TPRUSA issued $115.0 million of Notes due February 13, 2025. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes.
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

The following is a summary of the Company’s operating segment results for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$617,374	$—	$—	$617,374
Gross premiums ceded	(2,325)	—	—	(2,325)
Net premiums written	615,049	—	—	615,049
Change in net unearned premium reserves	(24,859)	—	—	(24,859)
Net premiums earned	590,190	—	—	590,190
Expenses
Loss and loss adjustment expenses incurred, net	395,932	—	—	395,932
Acquisition costs, net	222,150	—	—	222,150
General and administrative expenses	22,160	—	17,207	39,367
Total expenses	640,242	—	17,207	657,449
Net underwriting loss	(50,052)	n/a	n/a	n/a
Net investment income	16,931	—	81,894	98,825
Other expenses	(8,387)	—	—	(8,387)
Interest expense	—	—	(8,231)	(8,231)
Foreign exchange gains	—	—	19,521	19,521
Income tax expense	—	—	(5,593)	(5,593)
Segment income (loss) including non-controlling interests	(41,508)	—	70,384	28,876
Segment income attributable to non-controlling interests	—	—	(1,241)	(1,241)
Segment income (loss)	$(41,508)	$—	$69,143	$27,635

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	67.1%
Acquisition cost ratio	37.6%
Composite ratio	104.7%
General and administrative expense ratio	3.8%
Combined ratio	108.5%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Year Ended December 31, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$702,458	$(44)	$—	$702,414
Gross premiums ceded	(1,876)	—	—	(1,876)
Net premiums written	700,582	(44)	—	700,538
Change in net unearned premium reserves	(97,766)	52	—	(97,714)
Net premiums earned	602,816	8	—	602,824
Expenses
Loss and loss adjustment expenses incurred, net	415,041	150	—	415,191
Acquisition costs, net	191,217	(1)	—	191,216
General and administrative expenses	24,815	447	20,771	46,033
Total expenses	631,073	596	20,771	652,440
Net underwriting loss	(28,257)	n/a	n/a	n/a
Net investment income (loss)	(10,810)	69	(17,333)	(28,074)
Other expenses	(8,614)	—	—	(8,614)
Interest expense	—	—	(7,236)	(7,236)
Foreign exchange gains	—	—	3,196	3,196
Income tax benefit	—	—	2,905	2,905
Segment loss including non-controlling interests	(47,681)	(519)	(39,239)	(87,439)
Segment (income) loss attributable to non-controlling interests	—	102	(53)	49
Segment loss	$(47,681)	$(417)	$(39,292)	$(87,390)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	68.9%
Acquisition cost ratio	31.7%
Composite ratio	100.6%
General and administrative expense ratio	4.1%
Combined ratio	104.7%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Year Ended December 31, 2014
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$601,305	$11,995	$—	$613,300
Gross premiums ceded	(150)	—	—	(150)
Net premiums written	601,155	11,995	—	613,150
Change in net unearned premium reserves	(168,858)	240	—	(168,618)
Net premiums earned	432,297	12,235	—	444,532
Expenses
Loss and loss adjustment expenses incurred, net	283,180	(33)	—	283,147
Acquisition costs, net	136,154	1,052	—	137,206
General and administrative expenses	22,515	3,113	14,380	40,008
Total expenses	441,849	4,132	14,380	460,361
Net underwriting loss	(9,552)	n/a	n/a	n/a
Net investment income	11,305	1,227	73,050	85,582
Other expenses	(7,395)	—	—	(7,395)
Income tax expense	—	—	(5,648)	(5,648)
Segment income (loss) including non-controlling interests	(5,642)	9,330	53,022	56,710
Segment income attributable to non-controlling interests	—	(4,725)	(1,590)	(6,315)
Segment income (loss)	$(5,642)	$4,605	$51,432	$50,395

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	65.5%
Acquisition cost ratio	31.5%
Composite ratio	97.0%
General and administrative expense ratio	5.2%
Combined ratio	102.2%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2016, 2015 and 2014 as a percentage of total gross premiums written in the relevant year:

	2016	2015	2014
Largest contract	16.1%	16.1%	20.4%
Second largest contract	n/a	13.0%	17.1%
Total for contracts contributing greater than 10% each	16.1%	29.1%	37.5%
Total for contracts contributing less than 10% each	83.9%	70.9%	62.5%
	100.0%	100.0%	100.0%

The following table lists counterparties with whom the Company has reinsurance balances receivable representing more than 10% of the Company’s total reinsurance balances receivable as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	($ in thousands)
Counterparty 1	$82,162	21.5%	$87,044	29.6%
Other counterparties representing less than 10% each	299,789	78.5%	207,269	70.4%
Reinsurance balances receivable	$381,951	100.0%	$294,313	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	($ in thousands)
Property	$98,334	15.9%	$114,215	16.2%	$106,834	17.4%
Casualty	213,050	34.5%	327,064	46.6%	266,763	43.5%
Specialty	305,990	49.6%	261,179	37.2%	227,708	37.1%
Total property and casualty reinsurance	617,374	100.0%	702,458	100.0%	601,305	98.0%
Catastrophe risk management	—	—%	(44)	—%	11,995	2.0%
	$617,374	100.0%	$702,414	100.0%	$613,300	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	($ in thousands)
Prospective	$617,374	100.0%	$594,350	84.6%	$530,169	86.4%
Retroactive (1)	—	—%	108,064	15.4%	83,131	13.6%
	$617,374	100.0%	$702,414	100.0%	$613,300	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth our premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	($ in thousands)
Largest broker	$240,172	38.9%	$198,209	28.2%	$199,563	32.5%
Second largest broker	185,638	30.1%	163,832	23.3%	110,063	17.9%
Third largest broker	97,148	15.7%	91,554	13.0%	80,535	13.1%
Fourth largest broker	n/a	n/a	73,499	10.5%	61,777	10.1%
Other	94,416	15.3%	175,320	25.0%	161,362	26.4%
	$617,374	100.0%	$702,414	100.0%	$613,300	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	($ in thousands)
United States	$332,849	53.9%	$283,626	40.4%	$339,061	55.3%
United Kingdom	187,625	30.4%	290,710	41.4%	176,522	28.8%
Bermuda	96,900	15.7%	128,078	18.2%	97,717	15.9%
	$617,374	100.0%	$702,414	100.0%	$613,300	100.0%
23. Statutory requirements
Under the Bermuda Insurance Act 1978, as amended, and related regulations, Third Point Re and Third Point Re USA are subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement (“BSCR”) model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re’s and Third Point Re USA’s assets, liabilities and premiums. Third Point Re’s and Third Point Re USA’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement (“ECR”). Third Point Re and Third Point Re USA are required to calculate and submit the ECR to the Bermuda Monetary Authority (“BMA”), annually. Following receipt of the submission of Third Point Re’s and Third Point Re USA’s ECR the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. In 2016, the BMA implemented the economic balance sheet (“EBS”) framework, which is now used as the basis to determine the Company’s ECR.  Under the new framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. As of December 31, 2016 and 2015, Third Point Re and Third Point Re USA met their ECR.
As of December 31, 2016, the principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is that prepaid expenses is a non-admitted assets for statutory purposes. As of December 31, 2015, the principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is deferred acquisition costs and prepaid expenses, which were non-admitted assets for statutory purposes.
Third Point Re and Third Point Re USA are also required under their Class 4 licenses to maintain minimum liquidity ratios whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2016 and 2015, Third Point Re and Third Point Re USA met their minimum liquidity ratio requirements.
The following is a summary of actual and required statutory capital and surplus of Third Point Re and Third Point Re USA as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	($ in thousands)
Actual statutory capital and surplus
Third Point Re	$1,259,876	$1,044,340
Third Point Re USA	282,552	246,948
Required statutory capital and surplus
Third Point Re	642,349	612,617
Third Point Re USA	$89,557	$83,617

The following is a summary of the statutory net income (loss) for Third Point Re and Third Point Re USA for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	($ in thousands)
Third Point Re	$35,096	$(68,188)	$56,686
Third Point Re USA	$2,701	$(7,510)	n/a
Dividend restrictions
Third Point Re
Third Point Re may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, Third Point Re is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless Third Point Re files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re to fail to meet its capital requirements. As of December 31, 2016, Third Point Re could pay dividends in 2017 of approximately $315.0 million (December 31, 2015 - $261.1 million ) without providing an affidavit to the BMA.
Third Point Re USA
Third Point Re USA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re USA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus, unless Third Point Re USA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re USA to fail to meet its capital requirements. Third Point Re USA is also restricted by the amount of shareholder’s equity that is available for the payment of dividends and must maintain a minimum shareholder’s equity of $250.0 million as per the Net Worth Maintenance Agreement. As of December 31, 2016, Third Point Re USA could pay dividends in 2017 of approximately $19.6 million. (December 31, 2015 - $11.1 million ).
24. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the consolidating balance sheets as of December 31, 2016 and 2015 and the consolidating statements of income (loss) and cash flows for the years ended December 31, 2016, 2015 and 2014 for Third Point Reinsurance Ltd., TPRUSA and the non-guarantor subsidiaries of Third Point Reinsurance Ltd.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,506,854	$—	$1,506,854
Debt securities	—	—	1,057,957	—	1,057,957
Other investments	—	—	82,701	—	82,701
Total investments in securities	—	—	2,647,512	—	2,647,512
Cash and cash equivalents	1,629	79	8,243	—	9,951
Restricted cash and cash equivalents	—	—	298,940	—	298,940
Investment in subsidiaries	1,413,078	269,622	165,324	(1,848,024)	—
Due from brokers	—	—	284,591	—	284,591
Derivative assets, at fair value	—	—	27,432	—	27,432
Interest and dividends receivable	—	—	6,505	—	6,505
Reinsurance balances receivable	—	—	381,951	—	381,951
Deferred acquisition costs, net	—	—	221,618	—	221,618
Amounts due from (to) affiliates	(142)	(8,394)	8,536	—	—
Other assets	637	5,507	11,000	—	17,144
Total assets	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,151	$40	$9,130	$—	$10,321
Reinsurance balances payable	—	—	43,171	—	43,171
Deposit liabilities	—	—	104,905	—	104,905
Unearned premium reserves	—	—	557,076	—	557,076
Loss and loss adjustment expense reserves	—	—	605,129	—	605,129
Securities sold, not yet purchased, at fair value	—	—	92,668	—	92,668
Due to brokers	—	—	899,601	—	899,601
Derivative liabilities, at fair value	—	—	16,050	—	16,050
Interest and dividends payable	—	3,057	386	—	3,443
Senior notes payable, net of deferred costs	—	113,555	—	—	113,555
Total liabilities	1,151	116,652	2,328,116	—	2,445,919
Shareholders' equity
Common shares	10,650	—	1,250	(1,250)	10,650
Treasury shares	(7,389)	—	—	—	(7,389)
Additional paid-in capital	1,094,568	165,456	1,528,827	(1,694,283)	1,094,568
Retained earnings (deficit)	316,222	(15,294)	167,785	(152,491)	316,222
Shareholders’ equity attributable to shareholders	1,414,051	150,162	1,697,862	(1,848,024)	1,414,051
Non-controlling interests	—	—	35,674	—	35,674
Total shareholders’ equity	1,414,051	150,162	1,733,536	(1,848,024)	1,449,725
Total liabilities and shareholders’ equity	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644

CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,231,077	$—	$1,231,077
Debt securities	—	—	1,034,247	—	1,034,247
Other investments	—	—	51,920	—	51,920
Total investments in securities	—	—	2,317,244	—	2,317,244
Cash and cash equivalents	308	5	20,094	—	20,407
Restricted cash and cash equivalents	—	—	330,915	—	330,915
Investment in subsidiaries	1,382,336	261,083	159,593	(1,803,012)	—
Due from brokers	—	—	326,971	—	326,971
Derivative assets, at fair value	—	—	35,337	—	35,337
Interest and dividends receivable	—	—	10,687	—	10,687
Reinsurance balances receivable	—	—	294,313	—	294,313
Deferred acquisition costs, net	—	—	197,093	—	197,093
Amounts due from (to) affiliates	(346)	(230)	576	—	—
Other assets	564	2,613	8,964	—	12,141
Total assets	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$3,136	$40	$8,790	$—	$11,966
Reinsurance balances payable	—	—	24,119	—	24,119
Deposit liabilities	—	—	83,955	—	83,955
Unearned premium reserves	—	—	531,710	—	531,710
Loss and loss adjustment expense reserves	—	—	466,047	—	466,047
Securities sold, not yet purchased, at fair value	—	—	314,353	—	314,353
Securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Due to brokers	—	—	574,962	—	574,962
Derivative liabilities, at fair value	—	—	15,392	—	15,392
Interest and dividends payable	—	3,055	1,345	—	4,400
Senior notes payable, net of deferred costs	—	113,377	—	—	113,377
Total liabilities	3,136	116,472	2,029,617	—	2,149,225
Shareholders’ equity
Common shares	10,548	—	1,250	(1,250)	10,548
Additional paid-in capital	1,080,591	159,618	1,509,594	(1,669,212)	1,080,591
Retained earnings (deficit)	288,587	(12,619)	145,169	(132,550)	288,587
Shareholders’ equity attributable to shareholders	1,379,726	146,999	1,656,013	(1,803,012)	1,379,726
Non-controlling interests	—	—	16,157	—	16,157
Total shareholders’ equity	1,379,726	146,999	1,672,170	(1,803,012)	1,395,883
Total liabilities and shareholders’ equity	$1,382,862	$263,471	$3,701,787	$(1,803,012)	$3,545,108

CONSOLIDATING STATEMENT OF INCOME (LOSS)
Year Ended December 31, 2016
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$617,374	$—	$617,374
Gross premiums ceded	—	—	(2,325)	—	(2,325)
Net premiums written	—	—	615,049	—	615,049
Change in net unearned premium reserves	—	—	(24,859)	—	(24,859)
Net premiums earned	—	—	590,190	—	590,190
Net investment income	—	—	98,825	—	98,825
Equity in earnings (losses) of subsidiaries	32,347	2,701	(107)	(34,941)	—
Total revenues	32,347	2,701	688,908	(34,941)	689,015
Expenses
Loss and loss adjustment expenses incurred, net	—	—	395,932	—	395,932
Acquisition costs, net	—	—	222,150	—	222,150
General and administrative expenses	4,712	40	34,615	—	39,367
Other expenses	—	—	8,387	—	8,387
Interest expense	—	8,231	—	—	8,231
Foreign exchange gains	—	—	(19,521)	—	(19,521)
Total expenses	4,712	8,271	641,563	—	654,546
Income (loss) before income tax (expense) benefit	27,635	(5,570)	47,345	(34,941)	34,469
Income tax (expense) benefit	—	2,895	(8,488)	—	(5,593)
Income (loss) including non-controlling interests	27,635	(2,675)	38,857	(34,941)	28,876
Income attributable to non-controlling interests	—	—	(1,241)	—	(1,241)
Net income (loss)	$27,635	$(2,675)	$37,616	$(34,941)	$27,635

CONSOLIDATING STATEMENT OF LOSS
Year Ended December 31, 2015
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$702,414	$—	$702,414
Gross premiums ceded	—	—	(1,876)	—	(1,876)
Net premiums written	—	—	700,538	—	700,538
Change in net unearned premium reserves	—	—	(97,714)	—	(97,714)
Net premiums earned	—	—	602,824	—	602,824
Net investment loss	—	—	(28,074)	—	(28,074)
Equity in earnings of subsidiaries	(79,053)	(7,510)	(25)	86,588	—
Total revenues	(79,053)	(7,510)	574,725	86,588	574,750
Expenses
Loss and loss adjustment expenses incurred, net	—	—	415,191	—	415,191
Acquisition costs, net	—	—	191,216	—	191,216
General and administrative expenses	8,337	231	37,465	—	46,033
Other expenses	—	—	8,614	—	8,614
Interest expense	—	7,236	—	—	7,236
Foreign exchange gains	—	—	(3,196)	—	(3,196)
Total expenses	8,337	7,467	649,290	—	665,094
Loss before income tax benefit	(87,390)	(14,977)	(74,565)	86,588	(90,344)
Income tax benefit	—	2,613	292	—	2,905
Loss including non-controlling interests	(87,390)	(12,364)	(74,273)	86,588	(87,439)
Loss attributable to non-controlling interests	—	—	49	—	49
Net loss	$(87,390)	$(12,364)	$(74,224)	$86,588	$(87,390)

CONSOLIDATING STATEMENT OF INCOME (LOSS)
Year Ended December 31, 2014
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$613,300	$—	$613,300
Gross premiums ceded	—	—	(150)	—	(150)
Net premiums written	—	—	613,150	—	613,150
Change in net unearned premium reserves	—	—	(168,618)	—	(168,618)
Net premiums earned	—	—	444,532	—	444,532
Net investment income	—	—	85,582	—	85,582
Equity in earnings of subsidiaries	56,238	—	—	(56,238)	—
Total revenues	56,238	—	530,114	(56,238)	530,114
Expenses
Loss and loss adjustment expenses incurred, net	—	—	283,147	—	283,147
Acquisition costs, net	—	—	137,206	—	137,206
General and administrative expenses	5,843	255	33,910	—	40,008
Other expenses	—	—	7,395	—	7,395
Total expenses	5,843	255	461,658	—	467,756
Income (loss) before income tax expense	50,395	(255)	68,456	(56,238)	62,358
Income tax expense	—	—	(5,648)	—	(5,648)
Income (loss) including non-controlling interests	50,395	(255)	62,808	(56,238)	56,710
Income attributable to non-controlling interests	—	—	(6,315)	—	(6,315)
Net income (loss)	$50,395	$(255)	$56,493	$(56,238)	$50,395

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income (loss) including non-controlling interests	$27,635	$(2,675)	$38,857	$(34,941)	$28,876
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(32,347)	(2,701)	107	34,941	—
Share compensation expense	543		8,395	—	8,938
Net interest income on deposit liabilities			(164)	—	(164)
Net unrealized gain on investments and derivatives	—	—	(72,083)	—	(72,083)
Net realized gain on investments and derivatives	—	—	(33,179)	—	(33,179)
Net foreign exchange gains	—	—	(19,521)	—	(19,521)
Amortization of premium and accretion of discount, net	—	178	4,940	—	5,118
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(86,612)	—	(86,612)
Deferred acquisition costs, net	—	—	(24,525)	—	(24,525)
Other assets	(73)	(2,894)	(2,036)	—	(5,003)
Interest and dividends receivable, net	—	2	3,223	—	3,225
Unearned premium reserves	—	—	25,366	—	25,366
Loss and loss adjustment expense reserves	—	—	156,644	—	156,644
Accounts payable and accrued expenses	(1,985)	—	(110)	—	(2,095)
Reinsurance balances payable	—	—	19,786	—	19,786
Amounts due from (to) affiliates	(204)	8,164	(7,960)	—	—
Net cash provided by (used in) operating activities	(6,431)	74	11,128	—	4,771
Investing activities
Purchases of investments	—	—	(3,729,944)	—	(3,729,944)
Proceeds from sales of investments	—	—	3,504,598	—	3,504,598
Purchases of investments to cover short sales	—	—	(1,264,404)	—	(1,264,404)
Proceeds from short sales of investments	—	—	1,046,422	—	1,046,422
Change in due to/from brokers, net	—	—	367,019	—	367,019
Increase in securities sold under an agreement to repurchase	—	—	(8,944)	—	(8,944)
Change in restricted cash and cash equivalents	—	—	31,975	—	31,975
Contributed capital to subsidiaries	(5,000)	5,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(5,000)	5,000	—	—
Net cash provided by (used in) investing activities	(5,000)	—	(48,278)	—	(53,278)
Financing activities
Proceeds from issuance of common shares, net of costs	5,141	—	—	—	5,141
Purchases of common shares under share repurchase program	(7,389)	—	—	—	(7,389)
Increase in deposit liabilities, net	—	—	22,023	—	22,023
Non-controlling interest in investment affiliate, net	—	—	18,276	—	18,276
Dividend received by (paid to) parent	15,000	—	(15,000)	—	—
Net cash provided by financing activities	12,752	—	25,299	—	38,051
Net increase (decrease) in cash and cash equivalents	1,321	74	(11,851)	—	(10,456)
Cash and cash equivalents at beginning of year	308	5	20,094	—	20,407
Cash and cash equivalents at end of year	$1,629	$79	$8,243	$—	$9,951

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Loss including non-controlling interests	$(87,390)	$(12,364)	$(74,273)	$86,588	$(87,439)
Adjustments to reconcile loss including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	79,053	7,510	25	(86,588)	—
Share compensation expense	542	—	10,329	—	10,871
Net interest expense on deposit liabilities	—	—	6,471	—	6,471
Net unrealized loss on investments and derivatives	—	—	32,354	—	32,354
Net realized gain on investments and derivatives	—	—	(16,655)	—	(16,655)
Foreign exchange gains included in net loss	—	—	(3,196)	—	(3,196)
Amortization of premium and accretion of discount, net	—	157	167	—	324
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	8,768	—	8,768
Deferred acquisition costs, net	—	—	(41,192)	—	(41,192)
Other assets	36	(1,947)	(5,904)	—	(7,815)
Interest and dividends receivable, net	—	3,055	(7,437)	—	(4,382)
Unearned premium reserves	—	—	97,901	—	97,901
Loss and loss adjustment expense reserves	—	—	192,433	—	192,433
Accounts payable and accrued expenses	1,910	(478)	449	—	1,881
Reinsurance balances payable	—	—	(2,548)	—	(2,548)
Amounts due from (to) affiliates	1,685	(173)	(1,512)	—	—
Net cash provided by (used in) operating activities	(4,164)	(4,240)	196,180	—	187,776
Investing activities
Purchases of investments	—	—	(3,360,626)	—	(3,360,626)
Proceeds from sales of investments	—	—	2,829,523	—	2,829,523
Purchases of investments to cover short sales	—	—	(543,936)	—	(543,936)
Proceeds from short sales of investments	—	—	792,344	—	792,344
Change in due to/from brokers, net	—	—	(6,377)	—	(6,377)
Decrease in securities purchased under an agreement to sell	—	—	29,852	—	29,852
Increase in securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Change in restricted cash and cash equivalents	—	—	86,392	—	86,392
Contributed capital (to) from subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent	—	158,000	267,000	(425,000)	—
Net cash provided by (used in) investing activities	(158,000)	(108,975)	103,091	—	(163,884)
Financing activities
Proceeds from issuance of common shares, net of costs	4,332	—	—	—	4,332
Proceeds from issuance of senior notes payable	—	113,220	—	—	113,220
Increase in deposit liabilities	—	—	(65,842)	—	(65,842)
Non-controlling interest in investment affiliate, net	—	—	(24,137)	—	(24,137)
Non-controlling interest in Catastrophe Fund	—	—	(60,032)	—	(60,032)
Non-controlling interest in Catastrophe Manager	—	—	240	—	240
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	162,332	113,220	(307,771)	—	(32,219)
Net increase in cash and cash equivalents	168	5	(8,500)	—	(8,327)
Cash and cash equivalents at beginning of year	140	—	28,594	—	28,734
Cash and cash equivalents at end of year	$308	$5	$20,094	$—	$20,407

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$50,395	$(255)	$62,808	$(56,238)	$56,710
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	(56,238)	—	—	56,238	—
Share compensation expense	1,080	—	8,178	—	9,258
Interest expense on deposit liabilities	—	—	4,346	—	4,346
Net unrealized loss on investments and derivatives	—	—	85,057	—	85,057
Net realized gain on investments and derivatives	—	—	(193,957)	—	(193,957)
Amortization of premium and accretion of discount, net	—	—	(1,044)	—	(1,044)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(111,886)	—	(111,886)
Deferred acquisition costs, net	—	—	(64,708)	—	(64,708)
Other assets	120	(666)	8,895	—	8,349
Interest and dividends receivable, net	—	—	(38)	—	(38)
Unearned premium reserves	—	—	168,622	—	168,622
Loss and loss adjustment expense reserves	—	—	143,031	—	143,031
Accounts payable and accrued expenses	984	518	(873)	—	629
Reinsurance balances payable	—	—	18,061	—	18,061
Amounts due from (to) affiliates	(5,094)	403	4,691	—	—
Net cash (used in) provided by operating activities	(8,753)	—	131,183	—	122,430
Investing activities
Purchases of investments	—	—	(3,114,906)	—	(3,114,906)
Proceeds from sales of investments	—	—	2,857,404	—	2,857,404
Purchases of investments to cover short sales	—	—	(232,568)	—	(232,568)
Proceeds from short sales of investments	—	—	278,569	—	278,569
Change in due to/from brokers, net	—	—	307,884	—	307,884
Increase in securities purchased under agreement to sell	—	—	8,294	—	8,294
Change in restricted cash and cash equivalents	—	—	(223,730)	—	(223,730)
Net cash used in investing activities	—	—	(119,053)	—	(119,053)
Financing activities
Proceeds from issuance of common shares, net of costs	599	—	—	—	599
Increase in deposit liabilities	—	—	18,048	—	18,048
Non-controlling interest in investment affiliate, net	—	—	(31,066)	—	(31,066)
Non-controlling interest in Catastrophe Fund	—	—	6,151	—	6,151
Dividend received by (paid to) parent	8,000	—	(8,000)	—	—
Net cash provided by (used in) financing activities	8,599	—	(14,867)	—	(6,268)
Net decrease in cash and cash equivalents	(154)	—	(2,737)	—	(2,891)
Cash and cash equivalents at beginning of year	294	—	31,331	—	31,625
Cash and cash equivalents at end of year	$140	$—	$28,594	$—	$28,734

25. Quarterly financial results (UNAUDITED)

	Three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in thousands, except per share and share amounts)
Revenues
Gross premiums written	$80,779	$142,573	$196,866	$197,156
Gross premiums ceded	27	(927)	(1,425)	—
Net premiums written	80,806	141,646	195,441	197,156
Change in net unearned premium reserves	111,277	(13,463)	(62,319)	(60,354)
Net premiums earned	192,083	128,183	133,122	136,802
Net investment income (loss)	(35,767)	88,356	86,346	(40,110)
Total revenues	156,316	216,539	219,468	96,692
Expenses
Loss and loss adjustment expenses incurred, net	122,110	85,015	104,131	84,676
Acquisition costs, net	76,854	45,127	48,482	51,687
General and administrative expenses	5,482	12,354	10,243	11,288
Other expenses	2,161	347	3,173	2,706
Interest expense	2,068	2,069	2,046	2,048
Foreign exchange gains	(5,162)	(3,905)	(8,068)	(2,386)
Total expenses	203,513	141,007	160,007	150,019
Income (loss) before income tax (expense) benefit	(47,197)	75,532	59,461	(53,327)
Income tax (expense) benefit	272	(2,484)	(5,310)	1,929
Income (loss) including non-controlling interests	(46,925)	73,048	54,151	(51,398)
(Income) loss attributable to non-controlling interests	232	(967)	(775)	269
Net income (loss)	$(46,693)	$72,081	$53,376	$(51,129)
Earnings (loss) per share
Basic	$(0.45)	$0.69	$0.51	$(0.49)
Diluted	$(0.45)	$0.68	$0.51	$(0.49)
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,072,283	103,780,196	104,132,797	104,257,874
Diluted	104,072,283	105,795,313	105,233,921	104,257,874

	Three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in thousands, except per share and share amounts)
Revenues
Gross premiums written	$99,155	$205,583	$184,342	$213,334
Gross premiums ceded	(24)	(375)	(1,425)	(52)
Net premiums written	99,131	205,208	182,917	213,282
Change in net unearned premium reserves	35,235	3,597	(62,339)	(74,207)
Net premiums earned	134,366	208,805	120,578	139,075
Net investment income (loss)	61,553	(193,156)	38,611	64,918
Total revenues	195,919	15,649	159,189	203,993
Expenses
Loss and loss adjustment expenses incurred, net	98,855	158,537	76,053	81,746
Acquisition costs, net	38,552	50,509	47,498	54,657
General and administrative expenses	10,236	9,822	14,267	11,708
Other expenses	2,928	670	2,315	2,701
Interest expense	2,074	2,074	2,052	1,036
Foreign exchange (gains) losses	(2,396)	(746)	139	(193)
Total expenses	150,249	220,866	142,324	151,655
Income (loss) before income tax (expense) benefit	45,670	(205,217)	16,865	52,338
Income tax (expense) benefit	(2,863)	7,781	(708)	(1,305)
Income (loss) including non-controlling interests	42,807	(197,436)	16,157	51,033
(Income) loss attributable to non-controlling interests	(614)	1,721	(495)	(563)
Net income (loss)	$42,193	$(195,715)	$15,662	$50,470
Earnings (loss) per share
Basic	$0.40	$(1.88)	$0.15	$0.48
Diluted	$0.39	$(1.88)	$0.15	$0.47
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,217,321	104,117,448	103,927,761	103,753,065
Diluted	106,635,451	104,117,448	106,696,874	106,144,183

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
(expressed in thousands of U.S. dollars)

	Cost	Fair value	Balance sheet value
Assets
Equity securities	$1,341,915	$1,453,221	$1,453,221
Private common equity securities	4,445	4,799	4,799
Private preferred equity securities	39,506	48,834	48,834
Total equities	1,385,866	1,506,854	1,506,854
Asset-backed securities	275,784	254,852	254,852
Bank debt	52,622	56,896	56,896
Corporate bonds	169,257	218,280	218,280
U.S. Treasury securities	331,137	327,016	327,016
Sovereign debt	207,916	200,913	200,913
Total debt securities	1,036,716	1,057,957	1,057,957
Investments in limited partnerships	46,776	44,983	44,983
Options	1,542	1,024	1,024
Trade claims	3,090	9,022	9,022
Investment in Kiskadee Fund	25,000	27,672	27,672
Total other investments	76,408	82,701	82,701
Total investments	$2,498,990	$2,647,512	$2,647,512

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars)

	As of and for the year ended December 31, 2016
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income (loss)	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$221,618	$605,129	$557,076	$590,190	$16,931	$(8,387)	$395,932	$222,150	$22,160	$615,049
Catastrophe Risk Management	—	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	81,894	—	—	—	17,207	—
	$221,618	$605,129	$557,076	$590,190	$98,825	$(8,387)	$395,932	$222,150	$39,367	$615,049

	As of and for the year ended December 31, 2015
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$197,093	$466,047	$531,710	$602,816	$(10,810)	$8,614	$415,041	$191,217	$24,815	$700,582
Catastrophe Risk Management	—	—	—	8	69	—	150	(1)	447	(44)
Corporate	—	—	—	—	(17,333)	—	—	—	20,771	—
	$197,093	$466,047	$531,710	$602,824	$(28,074)	$8,614	$415,191	$191,216	$46,033	$700,538

	As of and for the year ended December 31, 2014
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other Expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$155,891	$277,285	$433,757	$432,297	$11,305	$7,395	$283,180	$136,154	$22,515	$601,155
Catastrophe Risk Management	10	77	52	12,235	1,227	—	(33)	1,052	3,113	11,995
Corporate	—	—	—	—	73,050	—	—	—	14,380	—
	$155,901	$277,362	$433,809	$444,532	$85,582	$7,395	$283,147	$137,206	$40,008	$613,150

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2016, 2015 and 2014
(expressed in thousands of U.S. dollars)

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2016	$—	$2,325	$617,374	$615,049	100%
Year ended December 31, 2015	$—	$1,876	$702,414	$700,538	100%
Year ended December 31, 2014	$—	$150	$613,300	$613,150	100%