Form 10-Q
period 2017-03-31
Third Point Reinsurance Ltd.
filed 2017-05-05
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Point House
3 Waterloo Lane
Pembroke HM 08, Bermuda
+1 441 542-3300
(Address, including Zip Code and Telephone Number, including Area Code of Registrant’s Principal Executive Office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐    No    ☒
The registrant’s common shares began trading on the New York Stock Exchange on August 15, 2013.
As of May 4, 2017, there were 107,282,333 common shares of the registrant’s common shares issued and outstanding, including 2,054,074 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2017 and December 31, 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2017	December 31, 2016
Assets
Equity securities, trading, at fair value (cost - $1,264,750; 2016 - $1,385,866)	$1,484,378	$1,506,854
Debt securities, trading, at fair value (cost - $919,246; 2016 - $1,036,716)	921,221	1,057,957
Other investments, at fair value	72,020	82,701
Total investments in securities	2,477,619	2,647,512
Cash and cash equivalents	11,829	9,951
Restricted cash and cash equivalents	334,813	298,940
Due from brokers	387,102	284,591
Derivative assets, at fair value	34,122	27,432
Interest and dividends receivable	8,003	6,505
Reinsurance balances receivable	421,034	381,951
Deferred acquisition costs, net	220,754	221,618
Other assets	14,079	17,144
Total assets	$3,909,355	$3,895,644
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$11,509	$10,321
Reinsurance balances payable	51,173	43,171
Deposit liabilities	105,778	104,905
Unearned premium reserves	565,243	557,076
Loss and loss adjustment expense reserves	625,786	605,129
Securities sold, not yet purchased, at fair value	217,836	92,668
Securities sold under an agreement to repurchase	16,524	—
Due to brokers	639,320	899,601
Derivative liabilities, at fair value	10,839	16,050
Performance fee payable to related party	30,857	—
Interest and dividends payable	2,361	3,443
Senior notes payable, net of deferred costs	113,599	113,555
Total liabilities	2,390,825	2,445,919
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 107,182,083 (2016 - 106,501,299))	10,718	10,650
Treasury shares (2,177,639 shares (2016 - 644,768 shares))	(26,273)	(7,389)
Additional paid-in capital	1,096,828	1,094,568
Retained earnings	420,408	316,222
Shareholders’ equity attributable to shareholders	1,501,681	1,414,051
Non-controlling interests	16,849	35,674
Total shareholders’ equity	1,518,530	1,449,725
Total liabilities and shareholders’ equity	$3,909,355	$3,895,644

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2017	2016
Revenues
Gross premiums written	$146,354	$197,156
Gross premiums ceded	(1,125)	—
Net premiums written	145,229	197,156
Change in net unearned premium reserves	(7,220)	(60,354)
Net premiums earned	138,009	136,802
Net investment income (loss)	128,510	(40,110)
Total revenues	266,519	96,692
Expenses
Loss and loss adjustment expenses incurred, net	85,895	84,676
Acquisition costs, net	54,452	51,687
General and administrative expenses	10,572	11,288
Other expenses	2,901	2,706
Interest expense	2,026	2,048
Foreign exchange (gains) losses	15	(2,386)
Total expenses	155,861	150,019
Income (loss) before income tax (expense) benefit	110,658	(53,327)
Income tax (expense) benefit	(5,298)	1,929
Income (loss) including non-controlling interests	105,360	(51,398)
(Income) loss attributable to non-controlling interests	(1,174)	269
Net income (loss)	$104,186	$(51,129)
Earnings (loss) per share
Basic	$1.00	$(0.49)
Diluted	$0.98	$(0.49)
Weighted average number of ordinary shares used in the determination of earnings (loss) per share
Basic	104,013,871	104,257,874
Diluted	105,701,599	104,257,874

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2017 and 2016
(expressed in thousands of U.S. dollars)

	2017	2016
Common shares
Balance, beginning of period	$10,650	$10,548
Issuance of common shares	68	73
Balance, end of period	10,718	10,621
Treasury shares
Balance, beginning of period	(7,389)	—
Repurchase of common shares	(18,884)	—
Balance, end of period	(26,273)	—
Additional paid-in capital
Balance, beginning of period	1,094,568	1,080,591
Issuance of common shares, net	430	(74)
Share compensation expense	1,830	2,651
Balance, end of period	1,096,828	1,083,168
Retained earnings
Balance, beginning of period	316,222	288,587
Income (loss) including non-controlling interests	105,360	(51,398)
(Income) loss attributable to non-controlling interests	(1,174)	269
Balance, end of period	420,408	237,458
Shareholders’ equity attributable to shareholders	1,501,681	1,331,247
Non-controlling interests
Balance, beginning of period	35,674	16,157
Non-controlling interest in investment affiliate, net	(19,999)	—
Income (loss) attributable to non-controlling interests	1,174	(269)
Balance, end of period	16,849	15,888
Total shareholders’ equity	$1,518,530	$1,347,135

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2017 and 2016
(expressed in thousands of U.S. dollars)

	2017	2016
Operating activities
Income (loss) including non-controlling interests	$105,360	$(51,398)
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Share compensation expense	1,830	2,651
Net interest expense on deposit liabilities	409	471
Net unrealized (gain) loss on investments and derivatives	(95,703)	55,627
Net realized gain on investments and derivatives	(61,028)	(24,510)
Net foreign exchange (gains) losses	15	(2,386)
Amortization of premium and accretion of discount, net	(665)	2,542
Changes in assets and liabilities:
Reinsurance balances receivable	(37,281)	(31,603)
Deferred acquisition costs, net	864	(19,596)
Other assets	3,075	(4,453)
Interest and dividends receivable, net	(2,580)	(5,408)
Unearned premium reserves	8,167	60,260
Loss and loss adjustment expense reserves	18,798	26,136
Accounts payable and accrued expenses	1,179	(2,397)
Reinsurance balances payable	8,051	6,892
Performance fee payable to related party	30,857	—
Net cash provided by (used in) operating activities	(18,652)	12,828
Investing activities
Purchases of investments	(613,020)	(1,189,432)
Proceeds from sales of investments	940,797	771,687
Purchases of investments to cover short sales	(120,014)	(459,901)
Proceeds from short sales of investments	232,856	386,054
Change in due to/from brokers, net	(362,792)	288,507
Increase in securities sold under an agreement to repurchase	16,524	161,361
Change in restricted cash and cash equivalents	(35,873)	13,992
Net cash provided by (used in) investing activities	58,478	(27,732)
Financing activities
Proceeds from issuance of common shares, net of costs	498	—
Purchases of common shares under share repurchase program	(18,884)	—
Increase in deposit liabilities, net	437	2,155
Non-controlling interest in investment affiliate, net	(19,999)	—
Net cash provided by (used in) financing activities	(37,948)	2,155
Net increase (decrease) in cash and cash equivalents	1,878	(12,749)
Cash and cash equivalents at beginning of period	9,951	20,407
Cash and cash equivalents at end of period	$11,829	$7,658
Supplementary information
Interest paid in cash	$6,773	$8,445
Income taxes paid in cash	$1,355	$1,177

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
These unaudited condensed consolidated financial statements include the results of Third Point Reinsurance Ltd. and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”), as filed with the U.S. Securities and Exchange Commission on February 24, 2017.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full calendar year.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2016 10-K.
Recently issued accounting standards
Issued and effective as of March 31, 2017
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (ASU 2016-17). ASU 2016-17 alters how the Company needs to consider indirect interests in a variable interest entity held through an entity under common control. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) (ASU 2017-03). ASU 2017-03 makes certain technical corrections to the FASB Accounting Standards Codification. The amendments are effective upon issuance of this ASU 2017-03. The Company did not have any accounting changes or error corrections for which this standard applied.
Issued but not yet effective as of March 31, 2017

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting about leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-01 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements as a result of the limited number of leases the Company currently has in place.
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
In March 2017, the FASB issued Accounting Standards Update 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). ASU 2017-08 is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities.The amendments are effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$220,729	$231,822
Restricted cash securing other reinsurance contracts (2)	114,084	67,118
Total restricted cash and cash equivalents	334,813	298,940
Restricted investments securing other reinsurance contracts (2)	385,354	427,308
Total restricted cash and cash equivalents and restricted investments	$720,167	$726,248

(1)
Restricted cash securing letter of credit facilities primarily pertains to letters of credit issued to clients and cash securing these obligations that the Company will not be released until the underlying reserves have been settled. The time period for which the Company expects these letters of credit to be in place varies from contract to contract, but can last several years.

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

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	March 31, 2017	December 31, 2016
Assets	($ in thousands)
Total investments in securities	$2,451,029	$2,619,839
Cash and cash equivalents	6	5
Restricted cash and cash equivalents	334,813	298,940
Due from brokers	387,102	284,591
Derivative assets	34,122	27,432
Interest and dividends receivable	8,003	6,505
Total assets	3,215,075	3,237,312
Liabilities and non-controlling interest
Accounts payable and accrued expenses	1,889	1,374
Securities sold, not yet purchased	217,836	92,668
Securities sold under an agreement to repurchase	16,524	—
Due to brokers	639,320	899,601
Derivative liabilities	10,839	16,050
Performance fee payable to related party	30,857	—
Interest and dividends payable	1,347	386
Non-controlling interest	16,849	35,674
Total liabilities and non-controlling interest	935,461	1,045,753
Total net investments managed by Third Point LLC	$2,279,614	$2,191,559
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of March 31, 2017, securities valued at $300.6 million (December 31, 2016 - $315.3 million), representing 12.1% (December 31, 2016 - 11.9%) of investments in securities and derivative assets, and $2.0 million (December 31, 2016 - $2.0 million), representing 0.9% (December 31, 2016 - 1.8%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.

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
As of March 31, 2017, the Company had $63.6 million (December 31, 2016 - $63.2 million) of investments fair valued by the Company’s Investment Manager representing approximately 2.6% (December 31, 2016 - 2.4%) of total investments in securities and derivative assets of which 99.7% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. As a result of the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the value that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As of March 31, 2017 and December 31, 2016, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	March 31, 2017		December 31, 2016
	($ in thousands)
Reperforming loans	$142,976	60.3%	$44,359	17.4%
Subprime RMBS	5,372	2.3%	117,152	46.0%
Market place loans	57,746	24.4%	44,143	17.3%
Other (1)	30,918	13.0%	49,198	19.3%
	$237,012	100.0%	$254,852	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.
As of March 31, 2017, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.

In 2015, the Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments.  As of March 31, 2017, the Company had no remaining commitments. For the three months ended March 31, 2017, the Company made withdrawals of $1.4 million (2016 - $nil). The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager, and was $26.6 million as of March 31, 2017 (December 2016 - $27.7 million). The resulting net gains or losses are reflected in the condensed consolidated statements of income (loss). In November 2016, the Company submitted a request to fully redeem its investment in the Kiskadee Fund. The Company expects to receive the distributions in 2017 and 2018.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,424,882	$2,343	$—	$1,427,225
Private common equity securities	—	432	4,745	5,177
Private preferred equity securities	—	3,626	48,350	51,976
Total equities	1,424,882	6,401	53,095	1,484,378
Asset-backed securities	—	216,227	20,785	237,012
Bank debt	—	24,052	8,722	32,774
Corporate bonds	—	161,047	8,984	170,031
U.S. Treasury securities	—	293,243	—	293,243
Sovereign debt	—	188,161	—	188,161
Total debt securities	—	882,730	38,491	921,221
Options	3,024	4,606	—	7,630
Rights and warrants	—	44	—	44
Trade claims	—	8,072	—	8,072
Total other investments	3,024	12,722	—	15,746
Derivative assets (free standing)	495	33,627	—	34,122
	$1,428,401	$935,480	$91,586	2,455,467
Investments in funds valued at NAV				56,274
Total assets				$2,511,741
Liabilities
Equity securities	$182,934	$—	$—	$182,934
Corporate bonds	—	25,558	—	25,558
Options	3,123	6,221	—	9,344
Total securities sold, not yet purchased	186,057	31,779	—	217,836
Derivative liabilities (free standing)	378	9,135	1,326	10,839
Derivative liabilities (embedded)	—	—	111	111
Total liabilities	$186,435	$40,914	$1,437	$228,786

	December 31, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,450,966	$2,255	$—	$1,453,221
Private common equity securities	—	—	4,799	4,799
Private preferred equity securities	—	—	48,834	48,834
Total equities	1,450,966	2,255	53,633	1,506,854
Asset-backed securities	—	237,224	17,628	254,852
Bank debt	—	48,546	8,350	56,896
Corporate bonds	—	209,025	9,255	218,280
U.S. Treasury securities	—	327,016	—	327,016
Sovereign debt	—	200,913	—	200,913
Total debt securities	—	1,022,724	35,233	1,057,957
Options	343	681	—	1,024
Trade claims	—	9,022	—	9,022
Total other investments	343	9,703	—	10,046
Derivative assets (free standing)	961	26,471	—	27,432
	$1,452,270	$1,061,153	$88,866	2,602,289
Investments in funds valued at NAV				72,655
Total assets				$2,674,944
Liabilities
Equity securities	$71,457	$—	$—	$71,457
Corporate bonds	—	17,683	—	17,683
Options	—	3,528	—	3,528
Total securities sold, not yet purchased	71,457	21,211	—	92,668
Derivative liabilities (free standing)	1,608	13,116	1,326	16,050
Derivative liabilities (embedded)	—	—	92	92
Total liabilities	$73,065	$34,327	$1,418	$108,810
During the three months ended March 31, 2017 and during the year ended December 31, 2016, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2017 and 2016:

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2017
	($ in thousands)
Assets
Private common equity securities	$4,799	$—	$—	$—	$(54)	$4,745
Private preferred equity securities	48,834	—	—	(371)	(113)	48,350
Asset-backed securities	17,628	1,347	13,252	(10,796)	(646)	20,785
Bank debt	8,350	—	—	(254)	626	8,722
Corporate bonds	9,255	—	—	(266)	(5)	8,984
Total assets	$88,866	$1,347	$13,252	$(11,687)	$(192)	$91,586
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$—	$—	$(1,326)
Derivative liabilities (embedded)	(92)	—	—	—	(19)	(111)
Total liabilities	$(1,418)	$—	$—	$—	$(19)	$(1,437)

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	March 31, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$—	$—	$(219)	$4,138
Private preferred equity securities	24,178	—	2,111	—	(1,185)	25,104
Asset-backed securities	2,617	168	192	(228)	(520)	2,229
Bank debt	7,660	(7,660)	—	—	—	—
Corporate bonds	3,252	—	—	(32)	(262)	2,958
Sovereign debt	21	—	—	(20)	(1)	—
Total assets	$42,085	$(7,492)	$2,303	$(280)	$(2,187)	$34,429
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(66)	$—	$(1,086)
Derivative liabilities (embedded)	(5,563)	—	—	—	235	(5,328)
Total liabilities	$(6,583)	$—	$—	$(66)	$235	$(6,414)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss).
Total change in unrealized losses on fair value of assets using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 was $1.3 million (2016 - $1.7 million).
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

March 31, 2017
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Derivative liabilities (embedded)	$111	Discounted cash flow	Contractual variable annual investment credit (U)	0.0% - 2.5%
			Mean monthly investment return (U)	0.8%
			Duration from inception of contracts (U)	5.0 years
			Duration from valuation date (U)	3.8 years
			Interest rates (O)	U.S. Treasury spot rates
Private equity investments	$35,933	Market approach	Volatility (U)	21.0% - 69.0%
			Time to exit (U)	1.0 - 3.0 years
			Multiple (U)	1.9 - 7.3x

December 31, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable (U) and observable (O) inputs	Range
Derivative liabilities (embedded)	$92	Discounted cash flow	Contractual Variable Annual Investment Credit (U)	0.0% - 2.5%
			Mean Monthly Investment Return (U)	0.8%
			Duration from Inception of Contracts (U)	5.0 years
			Duration from Valuation Date (U)	3.0 years
			Interest Rates (O)	U.S. Treasury spot rates
Private equity investments	$47,608	Market approach	Discount (U)	5.0% - 25.0%
			Volatility (U)	40.0% - 60.0%
			Time to exit (U)	0.4 - 2.8 years
			Multiple (U)	2.0 - 3.8x
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
Private equity investments
The Company’s private equity investments include investments in five privately held companies with a total fair value of $35.9 million as of March 31, 2017. The Company measures the fair value of these investments using a market approach which typically utilizes guideline comparable company trading multiples and/or a discounted cash flow analysis. Under the guideline comparable company multiples approach, the Company determines comparable public companies based on industry, size, developmental stage, strategy, etc., and then calculates a trading multiple for each comparable company. The trading multiple may then be discounted for various considerations as appropriate. The concluded multiple is then applied to the subject company to calculate the value of the subject company. The discounted cash flow model involves using the financial information of the portfolio companies to develop revenue and income projections for the subject company for future years based on information on growth rates relative to the company’s development stage. The enterprise value of the subject company is calculated by discounting the projected cash flows and the terminal value to net present value. The fair value of the company’s debt is reduced from the enterprise value to determine the equity value.
For the three months ended March 31, 2017 and 2016, there were no changes in the valuation techniques as they relate to the above.
5. Securities purchased under an agreement to sell, securities sold under an agreement to repurchase and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are generally collateralized by corporate or government bonds or asset-backed securities. As the Company held only repurchase agreements as of March 31, 2017, these positions were not affected by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets.
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
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of March 31, 2017 and December 31, 2016:

March 31, 2017	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Repurchase agreements
Corporate securities	$—	$7,261	$—	$—	$7,261
Non-U.S. sovereign debt	—	12,612	—	—	12,612
	$—	$19,873	$—	$—	$19,873

December 31, 2016	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities lending transactions
Corporate bonds	$310	$—	$—	$—	$310
6. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.

As of March 31, 2017 and December 31, 2016, the Company’s due from/to brokers were comprised of the following:

	March 31, 2017	December 31, 2016
	($ in thousands)
Due from brokers
Cash held at brokers	$300,390	$240,205
Receivable from unsettled trades (1)	86,712	44,386
	$387,102	$284,591
Due to brokers
Borrowing from prime brokers (2)	$608,711	$855,576
Payable from unsettled trades	30,609	44,025
	$639,320	$899,601
(1) Receivables relating to securities previously owned by the Company are recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets. During the year ended December 31, 2015, the Company’s investment manager, Third Point LLC, exercised appraisal rights relating to an underlying investment, which was bought by a private equity firm. The Company is currently awaiting a court decision regarding the sale price and as such, as of March 31, 2017, $37.6 million (December 31, 2016 - $37.6 million) was included in receivable from unsettled trades in due from brokers.

(2)	As of March 31, 2017, the Company’s borrowing from prime brokers includes a total non-U.S. currency balance of $41.7 million (December 31, 2016 - $22.0 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of March 31, 2017, the Company had $720.2 million (December 31, 2016 - $726.2 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activities. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the condensed consolidated statements of income (loss).

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of March 31, 2017
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$12,310	$91,939
Equity Price
Contracts for Differences - Long Contracts	CHF/EUR/GBP/USD	7,690	275,530
Contracts for Differences - Short Contracts	SEK	25	2,640
Total Return Swaps - Long Contracts	BRL/USD	3,954	106,755
Interest Rates
Interest Rate Swaps	GBP/USD	2,971	296,161
Interest Rate Swaptions	JPY/USD	5,389	1,549,489
Sovereign Debt Futures - Short Contracts	EUR/USD	495	229,805
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR/USD	1,158	91,753
Foreign Currency Options - Purchased	HKD/USD	130	66,079
Total Derivative Assets		$34,122	$2,710,151

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$2,153	$33,643
Credit Default Swaps - Protection Sold	USD	1,958	3,936
Equity Price
Contracts for Differences - Long Contracts	CHF/USD	448	64,440
Contracts for Differences - Short Contracts	EUR/SEK	8	4,376
Total Return Swaps - Long Contracts	BRL/USD	10	5,252
Total Return Swaps - Short Contracts	JPY/USD	1,532	57,783
Interest Rates
Interest Rate Swaps	GBP/HKD/USD	865	676,070
Interest Rate Swaptions	JPY/USD	2,358	3,033,835
Sovereign Debt Futures - Short Contracts	EUR/USD	378	176,688
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CNH/GBP/HKD/JPY/SAR	1,129	623,663
Total Derivative Liabilities (free standing)		$10,839	$4,679,686

Embedded derivative liabilities in reinsurance contracts (3)	USD	$111	$20,000
Total Derivative Liabilities (embedded)		$111	$20,000

(1)
BRL = Brazilian Real, CHF = Swiss Franc, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of March 31, 2017, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheets.

	As of December 31, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/ USD	$10,905	$84,327
Equity Price
Contracts for Differences - Long Contracts	EUR/ GBP	1,765	36,879
Total Return Swaps - Long Contracts	BRL/ USD	617	19,140
Total Return Swaps - Short Contracts	JPY	183	8,696
Interest Rates
Interest Rate Swaps	GBP/USD	2,462	195,571
Interest Rate Swaptions	JPY / USD	5,354	424,816
Sovereign Debt Futures - Short Contracts	USD	961	107,591
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/ CNH/ GBP/ MXN	653	47,754
Foreign Currency Options - Purchased	CNH/EUR/HKD/JPY/SAR	4,532	501,465
Total Derivative Assets		$27,432	$1,426,239

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$3,286	$43,184
Credit Default Swaps - Protection Sold	USD	1,952	3,943
Equity Price
Contracts for Differences - Long Contracts	GBP	—	67
Contracts for Differences - Short Contracts	EUR / ZAR	1,106	11,424
Total Return Swaps - Long Contracts	USD	1,675	26,800
Total Return Swaps - Short Contracts	JPY / USD	1,302	10,095
Interest Rates
Interest Rate Swaps	GBP	722	59,115
Interest Rate Swaptions	JPY/USD	1,056	417,052
Sovereign Debt Futures - Short Contracts	EUR / GBP	1,608	159,923
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR /JPY /SAR	2,009	214,854
Foreign Currency Options - Sold	CNH/JPY	1,334	363,840
Total Derivative Liabilities (free standing)		$16,050	$1,310,297

Embedded derivative liabilities in reinsurance contracts (3)	USD	$92	$20,000
Total Derivative Liabilities (embedded)		$92	$20,000

(1)
BRL = Brazilian Real, CAD = Canadian Dollar, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, MXN = Mexican Peso, SAR = Saudi Arabian Riyal, USD = US Dollar, ZAR = South African Rand

(2)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2016, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheets.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three months ended March 31, 2017 and 2016. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	2017		2016
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit	($ in thousands)
Commodity Future Options - Purchased	$—	$—	$(253)	$(580)
Credit
Credit Default Swaps - Protection Purchased	(1,328)	1,620	7,685	(7,024)
Credit Default Swaps - Protection Sold	19	(24)	(4,358)	4,444
Equity Price
Contracts for Differences - Long Contracts	7,870	5,476	(725)	(564)
Contracts for Differences - Short Contracts	(3,212)	1,124	2,253	(6,303)
Total Return Swaps - Long Contracts	3,801	5,002	(10,518)	4,657
Total Return Swaps - Short Contracts	(2,729)	(413)	1,228	(2,368)
Interest Rates
Commodity Futures - Short Contracts	—	—	(1,152)	(52)
Fixed Income Swap - Short Contracts	—	—	22	(72)
Interest Rate Swaps	1,453	365	—	—
Interest Rate Swaptions	1,242	(1,769)	(112)	39
Sovereign Debt Futures - Short Contracts	(1,782)	764	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(5,874)	1,385	(3,096)	(12,373)
Foreign Currency Options - Purchased	(4,869)	502	(1,181)	(1,972)
Foreign Currency Options - Sold	2,185	(80)	505	(81)
	$(3,224)	$13,952	$(9,702)	$(22,249)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(19)	$—	$235
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. As of March 31, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $2.0 million (December 31, 2016 - $6.1 million) for which the Company posted collateral in the form of cash of $93.2 million (December 31, 2016 - $48.8 million) of collateral in the normal course of business. Similarly, the Company held collateral (approximately $3.8 million) in cash from certain counterparties as of March 31, 2017. If the credit-risk-related contingent features underlying these instruments had been triggered as of March 31, 2017 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of March 31, 2017 and December 31, 2016, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2017 Derivative Contracts	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$893	$893	$—	$—
Counterparty 2	2,880	2,697	—	183
Counterparty 3	10,968	4,443	—	6,525
Counterparty 4	2,826	1,896	—	930
Counterparty 5	8,122	2,263	—	5,859
Counterparty 6	6,235	56	3,822	2,357
Counterparty 8	4,063	267	—	3,796
Counterparty 9	2,739	2,562	—	177
	$38,726	$15,077	$3,822	$19,827

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2017 Derivative Contracts	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,876	$893	$1,983	$—
Counterparty 2	2,697	2,697	—	—
Counterparty 3	4,443	4,443	—	—
Counterparty 4	1,896	1,896	—	—
Counterparty 5	2,263	2,263	—	—
Counterparty 6	56	56	—	—
Counterparty 8	267	267	—	—
Counterparty 9	2,562	2,562	—	—
	$17,060	$15,077	$1,983	$—

Securities sold under an agreement to repurchase
Counterparty 4	$8,837	$8,837	$—	$—
Counterparty 6	7,687	7,687	—	—
	$16,524	$16,524	$—	$—

(1)
The Gross Amounts of Assets Presented in the condensed consolidated balance sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $4.6 million included in Other investments in the condensed consolidated balance sheets.

(2)
The Gross Amounts of Liabilities Presented in the condensed consolidated balance sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $6.2 million included in Securities sold, not yet purchased in the condensed consolidated balance sheets.

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2016 Derivative Contracts	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$535	$535	$—	$—
Counterparty 2	3,147	607	—	2,540
Counterparty 3	8,652	4,760	—	3,892
Counterparty 4	1,639	1,639	—	—
Counterparty 5	7,336	3,027	—	4,309
Counterparty 6	6,262	2,599	3,383	280
Counterparty 7	227	—	197	30
Counterparty 8	277	277	—	—
Counterparty 9	37	37	—	—
	$28,112	$13,481	$3,580	$11,051

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2016 Derivative Contracts	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,959	$535	$2,424	$—
Counterparty 2	607	607	—	—
Counterparty 3	4,760	4,760	—	—
Counterparty 4	3,827	1,639	2,188	—
Counterparty 5	3,027	3,027	—	—
Counterparty 6	2,599	2,599	—	—
Counterparty 8	977	277	—	700
Counterparty 9	822	37	785	—
	$19,578	$13,481	$5,397	$700

Securities lending transactions
Counterparty 3	$302	$302	$—	$—
	$302	$302	$—	$—

(1)
The Gross Amounts of Assets Presented in the condensed consolidated balance sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $0.7 million included in Other investments in the condensed consolidated balance sheets.

(2)
The Gross Amounts of Liabilities Presented in the condensed consolidated balance sheets presented above includes the fair value of Derivative Contract liabilities as well as gross OTC option contract liabilities of $3.5 million included in Securities sold, not yet purchased in the condensed consolidated balance sheets.

8. Loss and loss adjustment expense reserves
As of March 31, 2017 and December 31, 2016, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	March 31, 2017	December 31, 2016
	($ in thousands)
Case loss and loss adjustment expense reserves	$110,201	$80,370
Incurred but not reported loss and loss adjustment expense reserves	513,778	522,818
Deferred gains on retroactive reinsurance contracts	1,807	1,941
	$625,786	$605,129

The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2017 and 2016:

	2017	2016
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$605,129	$466,047
Less: loss and loss adjustment expenses recoverable, beginning of period	(1)	(125)
Net reserves for loss and loss adjustment expenses, beginning of period	605,128	465,922
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	85,284	79,921
Prior years	772	4,941
Amortization of deferred gains on retroactive reinsurance contracts	(161)	(186)
Total incurred loss and loss adjustment expenses	85,895	84,676
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(5,101)	(6,097)
Prior years	(62,046)	(52,319)
Total net paid losses	(67,147)	(58,416)
Foreign currency translation	1,858	(2,276)
Net reserve for loss and loss adjustment expenses, end of period	625,734	489,906
Plus: loss and loss adjustment expenses recoverable, end of period	52	1
Gross reserve for loss and loss adjustment expenses, end of period	$625,786	$489,907

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
The $0.8 million increase in prior years’ reserves for the three months ended March 31, 2017 includes $2.4 million of additional loss reserves resulting from increases in premium estimates on certain contracts, partially offset by $1.6 million of net favorable reserve development related to re-estimating loss reserves. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $2.4 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $1.0 million increase in acquisition costs, for a total of $3.4 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in earned premium related to the increase in premium estimates was $3.4 million, resulting in minimal impact in net underwriting loss for the three months ended March 31, 2017.

•
The $1.6 million of net favorable prior years’ reserve development for the three months ended March 31, 2017 was accompanied by net increases of $1.6 million in acquisition costs, resulting in minimal impact in net underwriting loss.

•	In total, there was minimal change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates for the three months ended March 31, 2017.
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
Additionally, Third Point LLC is entitled to receive management fees, which are paid monthly, whereas performance fees are paid annually, in arrears. Pursuant to the Investment Agreements a total management fee of 1.5% (2.0% up to December 22, 2016), of net investments managed by Third Point LLC was paid to Third Point LLC and certain founding investors.
Investment fee expenses related to the Investment Agreements, which are included in net investment income (loss) in the condensed consolidated statements of income (loss) for the three months ended March 31, 2017 and 2016 are as follows:

	2017	2016
	($ in thousands)
Management fees - Third Point LLC	$8,467	$1,521
Management fees - Founders (1)	—	8,621
Performance fees - Third Point Advisors LLC	30,858	—
	$39,325	$10,142
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, received a share of the management fees in proportion to their initial investments in Third Point Reinsurance Ltd. until December 22, 2016.
As of March 31, 2017, $30.9 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2016, $17.3 million related to performance fees earned by TP GP were included in non-controlling interests.
10. Deposit accounted contracts
The following table represents activity for the deposit contracts for the three months ended March 31, 2017 and year ended December 31, 2016:

	March 31, 2017	December 31, 2016
	($ in thousands)
Balance, beginning of period	$104,905	$83,955
Consideration received	1,371	22,463
Net investment expense (income) allocation and change in fair value of embedded derivatives	409	(164)
Payments	(934)	(915)
Foreign currency translation	27	(434)
Balance, end of period	$105,778	$104,905
11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of March 31, 2017, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of March 31, 2017, the Company had capitalized $1.4 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of March 31, 2017, the Notes had an estimated fair value of $112.6 million (December 31, 2016 - $103.4 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all of the debt covenants as of March 31, 2017 and December 31, 2016.
Letters of credit
As of March 31, 2017, the Company had entered into the following letter of credit facilities:

	Facility (1)	Utilized	Collateral
March 31, 2017	($ in thousands)
Citibank	$300,000	$147,456	$147,456
J.P. Morgan	50,000	9	9
Lloyds Bank	125,000	73,264	73,264
	$475,000	$220,729	$220,729
(1) On March 31, 2017, the BNP Paribas facility of $50.0 million with Third Point Re USA was not renewed.
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.
12. Net investment income (loss)
Net investment income (loss) for the three months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$61,026	$23,242
Net unrealized gains (losses) on investments and investment derivatives	95,455	(54,842)
Net losses on foreign currencies	(552)	(166)
Dividend and interest income	17,267	7,672
Dividends paid on securities sold, not yet purchased	(525)	(434)
Management and performance fees	(39,325)	(10,142)
Other expenses	(5,103)	(5,687)
Net investment income (loss) on investments managed by Third Point LLC	128,243	(40,357)
Net gain on investment in Kiskadee Fund	267	247
	$128,510	$(40,110)

	2017	2016
Net investment income (loss) by asset class	($ in thousands)
Net investment gains (losses) on equity securities	$151,493	$(2,231)
Net investment gains on debt securities	23,503	12,149
Net investment losses on other investments	(3,696)	(8,496)
Net investment gains (losses) on investment derivatives	10,728	(31,951)
Net investment gains (losses) on securities sold, not yet purchased	(9,384)	4,304
Net investment income (loss) on cash, including foreign exchange gain (loss)	(2,936)	(1,715)
Net investment losses on securities sold under an agreement to repurchase	(20)	(697)
Management and performance fees	(39,325)	(10,142)
Other investment expenses	(1,853)	(1,331)
	$128,510	$(40,110)

13. Other expenses
Other expenses for the three months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
	($ in thousands)
Deposit liabilities investment expense	$409	$471
Reinsurance contracts investment expense	2,473	2,470
Change in fair value of embedded derivatives in deposit and reinsurance contracts	19	(235)
	$2,901	$2,706
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
The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. The operations of Third Point Re USA will be subject to U.S. federal income taxes generally at a rate of 35%. Our non-U.S. subsidiaries would become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States. As of March 31, 2017, the Company has income tax returns open for examination in the United States for the tax years 2015 and 2016.
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
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of March 31, 2017, the Company has accrued $1.8 million (December 31, 2016 - $1.6 million) for uncertain tax positions.
For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense (benefit), as follows:

	2017	2016
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$4,182	$(3,120)
Change in uncertain tax positions	126	—
Withholding taxes on certain investment transactions	990	1,191
	$5,298	$(1,929)

(1)
As of March 31, 2017, the Company has recorded $3.7 million (December 31, 2016 - $7.9 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.

15. Share capital
The following tables present a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the three months ended March 31, 2017 and 2016:

Common shares	2017	2016
Balance, beginning of period	106,501,299	105,479,341
Options exercised	50,000	79,832
Performance restricted shares granted, net of forfeitures	630,784	653,958
Balance, end of period	107,182,083	106,213,131

Treasury shares	2017	2016
Balance, beginning of period	644,768	—
Repurchase of common shares	1,532,871	—
Balance, end of period	2,177,639	—
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
During the three months ended March 31, 2017, the Company repurchased 1,532,871 of its common shares in the open market for $18.9 million at a weighted average cost, including commissions, of $12.32 per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of March 31, 2017, the Company may repurchase up to an aggregate of $73.7 million of additional common shares under its share repurchase program.
16. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three months ended March 31, 2017 and 2016:

	2017	2016
	($ in thousands)
Management and director options	$347	$1,555
Restricted shares with service condition	124	206
Restricted shares with service and performance condition	1,359	890
	$1,830	$2,651
As of March 31, 2017, the Company had $9.8 million (December 31, 2016 - $4.6 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.7 years (December 31, 2016 - 1.4 years).

Management and director options
The management and director options activity for the three months ended March 31, 2017 and year ended December 31, 2016 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2016	10,250,586	$13.52
Forfeited	(139,534)	18.00
Exercised	(514,059)	10.00
Balances as of January 1, 2017	9,596,993	13.64
Exercised	(50,000)	10.00
Balances as of March 31, 2017	9,546,993	$13.66
As of March 31, 2017, the weighted average remaining contractual term for options outstanding was 4.6 years (December 31, 2016 - 4.9 years).
The following table summarizes information about the Company’s management and director share options outstanding as of March 31, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,224,334	$10.04	4.8 years	5,070,845	$10.02
$15.05 - $16.89	2,196,214	15.94	4.5 years	2,061,330	15.96
$20.00 - $25.05	2,126,445	20.23	4.5 years	2,019,469	20.14
	9,546,993	$13.66	4.6 years	9,151,644	$13.59
Restricted shares with service condition
Restricted share award activity for the three months ended March 31, 2017 and year ended December 31, 2016 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2016	301,043	$11.12
Granted	47,712	11.37
Vested	(47,712)	11.37
Balance as of January 1, 2017	301,043	11.12
Vested	(223,125)	10.07
Balance as of March 31, 2017	77,918	$14.12
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the three months ended March 31, 2017 and year ended December 31, 2016 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2016	921,553	536,234	$14.24
Granted	653,958	435,974	11.40
Forfeited	(193,771)	(119,009)	13.16
Change in estimated restricted shares considered probable of vesting	n/a	(275,713)	13.06
Balance as of January 1, 2017	1,381,740	577,486	12.91
Granted	871,723	581,147	12.20
Forfeited	(240,939)	—	14.60
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	3,207	14.60
Balance as of March 31, 2017	1,875,906	1,025,222	$12.29
17. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets as a separate component of shareholders’ equity. Non-controlling interests as of March 31, 2017 were $16.8 million (December 31, 2016 - $35.7 million). Income attributable to non-controlling interests for the three months ended March 31, 2017 was $1.2 million (2016 - $1.2 million).
As of March 31, 2017, the joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as a non-controlling interests in the condensed consolidated statements of shareholders’ equity.
For the three months ended March 31, 2017, distributions of $20.0 million (2016 - $nil million) were made by TP GP.
As of March 31, 2017, the following entities were not consolidated as per ASC 810:
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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of March 31, 2017, Third Point Re held a 13.9% (December 31, 2016 - 13.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income (loss).

As of March 31, 2017, the estimated fair value of the investment in the limited partnership was $18.0 million (December 31, 2016 - $37.6 million).  The Company received net distributions of $19.6 million from the Cayman HoldCo during the period ended March 31, 2017 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $10.6 million (December 31, 2016 - $10.6 million) in the Hellenic Fund. No capital distributions or calls were made during the three months ended March 31, 2017 and 2016.
As of March 31, 2017, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $6.1 million (December 31, 2016 - $5.5 million), representing a 2.8% interest (December 31, 2016 - 2.8%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income (loss).
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
The Company invests in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.  As of March 31, 2017, Third Point Re held a 7.0% equity (December 31, 2016 - 7.2%) and 13.3% debt interest (December 31, 2016 - 13.7%) in TP DR. The Company has elected the fair value option for its investments in TP DR and records changes in fair value in the condensed consolidated statements of income (loss). The Company accounts for its equity investment in TP DR under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets.
As of March 31, 2017, the estimated fair value of the investment was $10.5 million (December 31, 2016 - $9.5 million), corresponding to $2.1 million of equity (December 31, 2016 - $0.9 million) and $8.4 million of debt interest (December 31, 2016 - $8.6 million). The Company has no further commitments or guarantees with respect to TP DR. The valuation policy with respect to this investment in investment funds is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings (loss) per share
The following sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2017 and 2016:

	2017	2016
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding, net of treasury shares	104,013,871	104,257,874
Dilutive effect of options	781,568	—
Dilutive effect of warrants	722,816	—
Dilutive effect of restricted shares with service and performance condition	183,344	—
Diluted number of common shares outstanding	105,701,599	104,257,874
Basic earnings (loss) per common share:
Net income (loss)	$104,186	$(51,129)
Income allocated to participating shares	(139)	—
Net income (loss) available to common shareholders	$104,047	$(51,129)
Basic earnings (loss) per common share	$1.00	$(0.49)
Diluted earnings (loss) per common share:
Net income (loss)	$104,186	$(51,129)
Income allocated to participating shares	(136)	—
Net income (loss) available to common shareholders	$104,050	$(51,129)
Diluted earnings (loss) per common share	$0.98	$(0.49)
For the three months ended March 31, 2017, anti-dilutive options of 4,322,659 were excluded from the computation of diluted earnings per share.
As a result of the net loss for the three months ended March 31, 2016, all outstanding options, warrants and restricted shares with service and performance conditions totaling 15,072,870 are considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
19. Related party transaction
In addition to the transactions disclosed in Notes 4, 9 and 17 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of March 31, 2017, Loan LLC held $109.3 million (December 31, 2016 - $124.1 million) and Ventures LLC held $22.4 million (December 31, 2016 - $22.6 million) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of March 31, 2017, the investment portfolio had a maximum payout amount of approximately $353.4 million (December 31, 2016 - $87.5 million) relating to written put option contracts with expiration ranging from two months to ten months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of March 31, 2017 was $6.9 million (December 31, 2016 - $1.3 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of March 31, 2017, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.

The following table sets forth certain information related to the Company’s written credit derivatives as of March 31, 2017 and December 31, 2016:

March 31, 2017	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,936	$3,936	$—	$1,958	$(1,958)

December 31, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,943	$3,943	$—	$1,952	$(1,952)

(1)	As of March 31, 2017 and December 31, 2016, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
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
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of March 31, 2017, the Company’s maximum counterparty credit risk exposure was $38.7 million (December 31, 2016 - $28.1 million).
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
21. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of March 31, 2017, the Company had one unfunded capital commitment of $3.2 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
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

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$146,354	$—	$146,354
Gross premiums ceded	(1,125)	—	(1,125)
Net premiums written	145,229	—	145,229
Change in net unearned premium reserves	(7,220)	—	(7,220)
Net premiums earned	138,009	—	138,009
Expenses
Loss and loss adjustment expenses incurred, net	85,895	—	85,895
Acquisition costs, net	54,452	—	54,452
General and administrative expenses	6,312	4,260	10,572
Total expenses	146,659	4,260	150,919
Net underwriting loss	(8,650)	n/a	n/a
Net investment income	36,120	92,390	128,510
Other expenses	(2,901)	—	(2,901)
Interest expense	—	(2,026)	(2,026)
Foreign exchange losses	—	(15)	(15)
Income tax expense	—	(5,298)	(5,298)
Segment income (loss) including non-controlling interests	24,569	80,791	105,360
Segment income attributable to non-controlling interests	—	(1,174)	(1,174)
Segment income (loss)	$24,569	$79,617	$104,186

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	62.2%
Acquisition cost ratio	39.5%
Composite ratio	101.7%
General and administrative expense ratio	4.6%
Combined ratio	106.3%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended March 31, 2016
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$197,156	$—	$197,156
Gross premiums ceded	—	—	—
Net premiums written	197,156	—	197,156
Change in net unearned premium reserves	(60,354)	—	(60,354)
Net premiums earned	136,802	—	136,802
Expenses
Loss and loss adjustment expenses incurred, net	84,676	—	84,676
Acquisition costs, net	51,687	—	51,687
General and administrative expenses	7,062	4,226	11,288
Total expenses	143,425	4,226	147,651
Net underwriting loss	(6,623)	n/a	n/a
Net investment loss	(8,261)	(31,849)	(40,110)
Other expenses	(2,706)	—	(2,706)
Interest expense	—	(2,048)	(2,048)
Foreign exchange gains	—	2,386	2,386
Income tax benefit	—	1,929	1,929
Segment income (loss) including non-controlling interests	(17,590)	(33,808)	(51,398)
Segment (income) loss attributable to non-controlling interests	—	269	269
Segment income (loss)	$(17,590)	$(33,539)	$(51,129)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	61.9%
Acquisition cost ratio	37.8%
Composite ratio	99.7%
General and administrative expense ratio	5.2%
Combined ratio	104.9%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three months ended March 31, 2017 and 2016 as a percentage of total gross premiums written in the relevant period:

	2017	2016
Largest contract	36.9%	48.0%
Second largest contract	12.9%	16.3%
Third largest contract	11.5%	13.8%
Fourth largest contract	n/a	10.7%
Total for contracts contributing greater than 10% each	61.3%	88.8%
Total for contracts contributing less than 10% each	38.7%	11.2%
	100.0%	100.0%
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three months ended March 31, 2017 and 2016:

	2017		2016
	($ in thousands)
Property	$12	—%	$(175)	(0.1)%
Casualty	87,205	59.6%	11,377	5.8%
Specialty	59,137	40.4%	185,954	94.3%
	$146,354	100.0%	$197,156	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three months ended March 31, 2017 and 2016:

	2017		2016
	($ in thousands)
Prospective	$146,354	100.0%	$197,156	100.0%
Retroactive (1)	—	—%	—	—%
	$146,354	100.0%	$197,156	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three months ended March 31, 2017 and 2016:

	2017		2016
	($ in thousands)
Largest broker	$67,689	46.3%	$128,171	65.0%
Second largest broker	24,149	16.5%	31,665	16.1%
Third largest broker	16,029	11.0%	21,746	11.0%
Other	38,487	26.2%	15,574	7.9%
	$146,354	100.0%	$197,156	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three months ended March 31, 2017 and 2016:

	2017		2016
	($ in thousands)
United States	$42,430	29.0%	$43,291	22.0%
Bermuda	54,075	36.9%	—	—%
United Kingdom	49,849	34.1%	153,865	78.0%
	$146,354	100.0%	$197,156	100.0%
23. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, condensed consolidating statements of income (loss) and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 for Third Point Reinsurance Ltd., TPRUSA and the non-guarantor subsidiaries of Third Point Reinsurance Ltd. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2017
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,484,378	$—	$1,484,378
Debt securities	—	—	921,221	—	921,221
Other investments	—	—	72,020	—	72,020
Total investments in securities	—	—	2,477,619	—	2,477,619
Cash and cash equivalents	60	80	11,689	—	11,829
Restricted cash and cash equivalents	—	—	334,813	—	334,813
Investment in subsidiaries	1,520,278	270,455	165,473	(1,956,206)	—
Due from brokers	—	—	387,102	—	387,102
Derivative assets, at fair value	—	—	34,122	—	34,122
Interest and dividends receivable	—	—	8,003	—	8,003
Reinsurance balances receivable	—	—	421,034	—	421,034
Deferred acquisition costs, net	—	—	220,754	—	220,754
Amounts due from (to) affiliates	(17,919)	(4,128)	22,047	—	—
Other assets	493	6,220	7,366	—	14,079
Total assets	$1,502,912	$272,627	$4,090,022	$(1,956,206)	$3,909,355
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,231	$40	$10,238	$—	$11,509
Reinsurance balances payable	—	—	51,173	—	51,173
Deposit liabilities	—	—	105,778	—	105,778
Unearned premium reserves	—	—	565,243	—	565,243
Loss and loss adjustment expense reserves	—	—	625,786	—	625,786
Securities sold, not yet purchased, at fair value	—	—	217,836	—	217,836
Securities sold under an agreement to repurchase	—	—	16,524	—	16,524
Due to brokers	—	—	639,320	—	639,320
Derivative liabilities, at fair value	—	—	10,839	—	10,839
Performance fee payable to related party	—	—	30,857	—	30,857
Interest and dividends payable	—	1,015	1,346	—	2,361
Senior notes payable, net of deferred costs	—	113,599	—	—	113,599
Total liabilities	1,231	114,654	2,274,940	—	2,390,825
Shareholders’ equity
Common shares	10,718	—	1,250	(1,250)	10,718
Treasury shares	(26,273)	—	—	—	(26,273)
Additional paid-in capital	1,096,828	165,600	1,530,801	(1,696,401)	1,096,828
Retained earnings (deficit)	420,408	(7,627)	266,182	(258,555)	420,408
Shareholders’ equity attributable to shareholders	1,501,681	157,973	1,798,233	(1,956,206)	1,501,681
Non-controlling interests	—	—	16,849	—	16,849
Total shareholders’ equity	1,501,681	157,973	1,815,082	(1,956,206)	1,518,530
Total liabilities and shareholders’ equity	$1,502,912	$272,627	$4,090,022	$(1,956,206)	$3,909,355

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,506,854	$—	$1,506,854
Debt securities	—	—	1,057,957	—	1,057,957
Other investments	—	—	82,701	—	82,701
Total investments in securities	—	—	2,647,512	—	2,647,512
Cash and cash equivalents	1,629	79	8,243	—	9,951
Restricted cash and cash equivalents	—	—	298,940	—	298,940
Investment in subsidiaries	1,413,078	269,622	165,324	(1,848,024)	—
Due from brokers	—	—	284,591	—	284,591
Derivative assets, at fair value	—	—	27,432	—	27,432
Interest and dividends receivable	—	—	6,505	—	6,505
Reinsurance balances receivable	—	—	381,951	—	381,951
Deferred acquisition costs, net	—	—	221,618	—	221,618
Amounts due from (to) affiliates	(142)	(8,394)	8,536	—	—
Other assets	637	5,507	11,000	—	17,144
Total assets	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,151	$40	$9,130	$—	$10,321
Reinsurance balances payable	—	—	43,171	—	43,171
Deposit liabilities	—	—	104,905	—	104,905
Unearned premium reserves	—	—	557,076	—	557,076
Loss and loss adjustment expense reserves	—	—	605,129	—	605,129
Securities sold, not yet purchased, at fair value	—	—	92,668	—	92,668
Due to brokers	—	—	899,601	—	899,601
Derivative liabilities, at fair value	—	—	16,050	—	16,050
Interest and dividends payable	—	3,057	386	—	3,443
Senior notes payable, net of deferred costs	—	113,555	—	—	113,555
Total liabilities	1,151	116,652	2,328,116	—	2,445,919
Shareholders’ equity
Common shares	10,650	—	1,250	(1,250)	10,650
Treasury shares	(7,389)	—	—	—	(7,389)
Additional paid-in capital	1,094,568	165,456	1,528,827	(1,694,283)	1,094,568
Retained earnings (deficit)	316,222	(15,294)	167,785	(152,491)	316,222
Shareholders’ equity attributable to shareholders	1,414,051	150,162	1,697,862	(1,848,024)	1,414,051
Non-controlling interests	—	—	35,674	—	35,674
Total shareholders’ equity	1,414,051	150,162	1,733,536	(1,848,024)	1,449,725
Total liabilities and shareholders’ equity	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended March 31, 2017
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$146,354	$—	$146,354
Gross premiums ceded	—	—	(1,125)	—	(1,125)
Net premiums written	—	—	145,229	—	145,229
Change in net unearned premium reserves	—	—	(7,220)	—	(7,220)
Net premiums earned	—	—	138,009	—	138,009
Net investment income	—	—	128,510	—	128,510
Equity in earnings of subsidiaries	105,370	8,989	5	(114,364)	—
Total revenues	105,370	8,989	266,524	(114,364)	266,519
Expenses
Loss and loss adjustment expenses incurred, net	—	—	85,895	—	85,895
Acquisition costs, net	—	—	54,452	—	54,452
General and administrative expenses	1,184	8	9,380	—	10,572
Other expenses	—	—	2,901	—	2,901
Interest expense	—	2,026	—	—	2,026
Foreign exchange losses	—	—	15	—	15
Total expenses	1,184	2,034	152,643	—	155,861
Income before income tax expense	104,186	6,955	113,881	(114,364)	110,658
Income tax (expense) benefit	—	712	(6,010)	—	(5,298)
Income including non-controlling interests	104,186	7,667	107,871	(114,364)	105,360
Income attributable to non-controlling interests	—	—	(1,174)	—	(1,174)
Net income	$104,186	$7,667	$106,697	$(114,364)	$104,186

CONDENSED CONSOLIDATING STATEMENT OF LOSS
Three months ended March 31, 2016
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$197,156	$—	$197,156
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	197,156	—	197,156
Change in net unearned premium reserves	—	—	(60,354)	—	(60,354)
Net premiums earned	—	—	136,802	—	136,802
Net investment income (loss)	—	—	(40,110)	—	(40,110)
Equity in losses of subsidiaries	(50,154)	(4,452)	(31)	54,637	—
Total revenues	(50,154)	(4,452)	96,661	54,637	96,692
Expenses
Loss and loss adjustment expenses incurred, net	—	—	84,676	—	84,676
Acquisition costs, net	—	—	51,687	—	51,687
General and administrative expenses	975	2	10,311	—	11,288
Other expenses	—	—	2,706	—	2,706
Interest expense	—	2,048	—	—	2,048
Foreign exchange gains	—	—	(2,386)	—	(2,386)
Total expenses	975	2,050	146,994	—	150,019
Loss before income tax benefit	(51,129)	(6,502)	(50,333)	54,637	(53,327)
Income tax benefit	—	718	1,211	—	1,929
Loss including non-controlling interests	(51,129)	(5,784)	(49,122)	54,637	(51,398)
Loss attributable to non-controlling interests	—	—	269	—	269
Net loss	$(51,129)	$(5,784)	$(48,853)	$54,637	$(51,129)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2017
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$104,186	$7,667	$107,871	$(114,364)	$105,360
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(105,370)	(8,989)	(5)	114,364	—
Share compensation expense	—	—	1,830	—	1,830
Net interest expense on deposit liabilities	—	—	409	—	409
Net unrealized gain on investments and derivatives	—	—	(95,703)	—	(95,703)
Net realized gain on investments and derivatives	—	—	(61,028)	—	(61,028)
Net foreign exchange losses	—	—	15	—	15
Amortization of premium and accretion of discount, net	—	44	(709)	—	(665)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(37,281)	—	(37,281)
Deferred acquisition costs, net	—	—	864	—	864
Other assets	144	(713)	3,644	—	3,075
Interest and dividends receivable, net	—	(2,042)	(538)	—	(2,580)
Unearned premium reserves	—	—	8,167	—	8,167
Loss and loss adjustment expense reserves	—	—	18,798	—	18,798
Accounts payable and accrued expenses	80	—	1,099	—	1,179
Reinsurance balances payable	—	—	8,051	—	8,051
Performance fees payable to related party	—	—	30,857	—	30,857
Amounts due from (to) affiliates	17,777	(4,266)	(13,511)	—	—
Net cash provided by (used in) operating activities	16,817	(8,299)	(27,170)	—	(18,652)
Investing activities
Purchases of investments	—	—	(613,020)	—	(613,020)
Proceeds from sales of investments	—	—	940,797	—	940,797
Purchases of investments to cover short sales	—	—	(120,014)	—	(120,014)
Proceeds from short sales of investments	—	—	232,856	—	232,856
Change in due to/from brokers, net	—	—	(362,792)	—	(362,792)
Increase in securities sold under an agreement to repurchase	—	—	16,524	—	16,524
Change in restricted cash and cash equivalents	—	—	(35,873)	—	(35,873)
Net cash provided by (used in) investing activities	—	—	58,478	—	58,478
Financing activities
Proceeds from issuance of common shares, net of costs	498	—	—	—	498
Purchases of common shares under share repurchase program	(18,884)	—	—	—	(18,884)
Increase in deposit liabilities, net	—	—	437	—	437
Non-controlling interest in investment affiliate, net	—	—	(19,999)	—	(19,999)
Dividend received by (paid to) parent	—	8,300	(8,300)	—	—
Net cash provided by (used in) financing activities	(18,386)	8,300	(27,862)	—	(37,948)
Net increase (decrease) in cash and cash equivalents	(1,569)	1	3,446	—	1,878
Cash and cash equivalents at beginning of period	1,629	79	8,243	—	9,951
Cash and cash equivalents at end of period	$60	$80	$11,689	$—	$11,829

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three months ended March 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Loss including non-controlling interests	$(51,129)	$(5,784)	$(49,122)	$54,637	$(51,398)
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities
Equity in losses of subsidiaries	50,154	4,452	31	(54,637)	—
Share compensation expense	—	—	2,651	—	2,651
Interest expense on deposit liabilities	—	—	471	—	471
Net unrealized loss on investments and derivatives	—	—	55,627	—	55,627
Net realized gain on investments and derivatives	—	—	(24,510)	—	(24,510)
Foreign exchange gains included in net income	—	—	(2,386)	—	(2,386)
Amortization of premium and accretion of discount, net	—	44	2,498	—	2,542
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(31,603)	—	(31,603)
Deferred acquisition costs, net	—	—	(19,596)	—	(19,596)
Other assets	142	(718)	(3,877)	—	(4,453)
Interest and dividends receivable, net	—	(2,021)	(3,387)	—	(5,408)
Unearned premium reserves	—	—	60,260	—	60,260
Loss and loss adjustment expense reserves	—	—	26,136	—	26,136
Accounts payable and accrued expenses	(350)	—	(2,047)	—	(2,397)
Reinsurance balances payable	—	—	6,892	—	6,892
Amounts due from (to) affiliates	914	4,025	(4,939)	—	—
Net cash provided by (used in) operating activities	(269)	(2)	13,099	—	12,828
Investing activities
Purchases of investments	—	—	(1,189,432)	—	(1,189,432)
Proceeds from sales of investments	—	—	771,687	—	771,687
Purchases of investments to cover short sales	—	—	(459,901)	—	(459,901)
Proceeds from short sales of investments	—	—	386,054	—	386,054
Change in due to/from brokers, net	—	—	288,507	—	288,507
Increase in securities sold under an agreement to repurchase	—	—	161,361	—	161,361
Change in restricted cash and cash equivalents	—	—	13,992	—	13,992
Contributed capital to subsidiaries	(5,000)	(5,000)	—	10,000	—
Contributed capital from parent and/or subsidiaries	—	5,000	5,000	(10,000)	—
Net cash provided by (used in) investing activities	(5,000)	—	(22,732)	—	(27,732)
Financing activities
Increase in deposit liabilities	—	—	2,155	—	2,155
Dividend received by (paid to) parent	5,000	—	(5,000)	—	—
Net cash provided by (used in) financing activities	5,000	—	(2,845)	—	2,155
Net increase in cash and cash equivalents	(269)	(2)	(12,478)	—	(12,749)
Cash and cash equivalents at beginning of period	308	5	20,094	—	20,407
Cash and cash equivalents at end of period	$39	$3	$7,616	$—	$7,658

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
Insurance float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid on reinsurance contracts and payments are made on deposit accounted contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns. Float is not a concept defined by U.S. GAAP and therefore, there are no comparable U.S. GAAP measures. As a result, net investment income on float, is considered to be a non-GAAP measure.
We believe that over time, our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float.  In addition, we expect that float will grow over time as our reinsurance operations expand.
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

The table below shows the key performance indicators for our consolidated business for the three months ended March 31, 2017 and 2016:

	2017	2016
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting income (loss) (1)	$(8,650)	$(6,623)
Combined ratio (1)	106.3%	104.9%
Key investment return metrics:
Net investment income (loss)	$128,510	$(40,110)
Net investment return on investments managed by Third Point LLC	5.8%	(2.0)%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$14.57	$13.57
Diluted book value per share (2) (3)	$14.04	$13.16
Change in diluted book value per share (2)	6.7%	(3.7)%
Return on beginning shareholders’ equity (2)	7.4%	(3.7)%

(1)	See Note 22 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations below.

(3)	Prior year comparatives represent amounts as of December 31, 2016.
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
Net investment income (loss) for the three months ended March 31, 2017 and 2016 was comprised of the following:

	2017	2016
	($ in thousands)
Net investment income (loss) on float	$36,120	(8,261)
Net investment income (loss) on capital	92,123	(32,096)
Net investment income (loss) on investments managed by Third Point LLC	128,243	(40,357)
Net gain on investment in Kiskadee Fund	267	247
Net investment income (loss)	$128,510	$(40,110)
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
As of March 31, 2017, book value per share of $14.57 increased by $1.00 per share, or 7.4%, from $13.57 per share as of December 31, 2016. As of March 31, 2017, diluted book value per share of $14.04 increased by $0.88 per share, or 6.7%, from $13.16 per share as of December 31, 2016. The increases were primarily due to net income in the period.
The changes in book value per share and diluted book value per share were also impacted by share activity including share repurchases and the issuance of performance restricted shares.

The following table sets forth the computation of basic and diluted book value per share as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Total shareholders' equity	$1,518,530	$1,449,725
Less: non-controlling interests	(16,849)	(35,674)
Shareholders' equity attributable to shareholders	1,501,681	1,414,051
Effect of dilutive warrants issued to founders and an advisor	46,512	46,512
Effect of dilutive stock options issued to directors and employees	52,430	52,930
Diluted book value per share numerator:	$1,600,623	$1,513,493
Basic and diluted book value per share denominator:
Issued and outstanding shares, net of treasury shares	103,050,620	104,173,748
Effect of dilutive warrants issued to founders and an advisor	4,651,163	4,651,163
Effect of dilutive stock options issued to directors and employees	5,224,333	5,274,333
Effect of dilutive restricted shares issued to directors and employees (1)	1,103,140	878,529
Diluted book value per share denominator:	114,029,256	114,977,773

Basic book value per share	$14.57	$13.57
Diluted book value per share	$14.04	$13.16

(1)
As of March 31, 2017, the effect of dilutive restricted shares issued to directors and employees was comprised of 77,918 restricted shares with a service condition only and 1,025,222 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income (loss) by the beginning shareholders’ equity attributable to shareholders. We believe that return on beginning shareholders’ equity is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the three months ended March 31, 2017, we have also adjusted the beginning shareholders’ equity for the impact of the shares repurchased on a weighted average basis. This adjustment increased the stated returns on beginning shareholders’ equity.
Return on beginning shareholders’ equity for the three months ended March 31, 2017 and 2016 was calculated as follows:

	2017	2016
	($ in thousands)
Net income (loss)	$104,186	$(51,129)
Shareholders’ equity attributable to shareholders - beginning of period	1,414,051	1,379,726
Impact of weighting related to shareholders’ equity from shares repurchased	(5,038)	—
Adjusted shareholders’ equity attributable to shareholders - beginning of period	$1,409,013	$1,379,726
Return on beginning shareholders’ equity	7.4%	(3.7)%
Revenues
We derive our revenues from two principal sources:

•	premiums from property and casualty reinsurance business assumed; and

•	income from investments.

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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and performance fees we pay to TP GP. A 1.5% management fee calculated on assets under management is paid monthly to Third Point LLC. In addition, a performance fee equal to 20% of the net investment income is paid annually to TP GP. See Note 9 to our condensed consolidated financial statements for additional information on our Founders and management, performance and founders fees. We include these expenses in net investment income (loss) in our condensed consolidated statements of income (loss). The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements.
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
While management believes pricing remains adequate for certain types of business on which we focus, there is significant underwriting capacity currently available and market conditions remain challenging. We believe excess capacity is due to strong retained earnings in the reinsurance industry primarily as a result of historically low catastrophe losses in recent years, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants with similar total return business models to ours. While we do not participate in the property catastrophe excess of loss reinsurance segment, we believe that traditional reinsurers facing extreme price pressure in this segment are more aggressively pursuing our targeted lines of business.
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
During our first four years of operation through 2015, we had significant premium growth and float generation and reached a premium level that supports our fixed expense base and an invested assets to equity ratio that appropriately utilizes our capital. As a result of challenging market conditions, it has been more difficult to originate reinsurance opportunities that meet our underwriting standards and therefore gross written premium in 2016 was slightly lower than 2015. Given current market conditions and our focus on improving underwriting results, it is possible that our premiums written for 2017 may decline further.
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

Consolidated Results of Operations—Three months ended March 31, 2017 and 2016:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2017 and 2016:

	2017	2016	Change
	($ in thousands)
Net underwriting income (loss) (1)	$(8,650)	$(6,623)	$(2,027)
Net investment income (loss)	128,510	(40,110)	168,620
Net investment return on investments managed by Third Point LLC	5.8%	(2.0)%	7.8%
Foreign exchange gains (losses)	(15)	2,386	(2,401)
Income tax (expense) benefit	(5,298)	1,929	7,227
Net income (loss)	$104,186	$(51,129)	$155,315

(1)	Property and Casualty Reinsurance segment only.
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income (loss). See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income (loss) for the three months ended March 31, 2017 compared to the prior year period were primarily due to the following:

•
The increase in net underwriting loss and related combined ratio for the three months ended March 31, 2017 was primarily due to continued deterioration in market conditions. See “Segment Results” below for additional details.

•
The change in foreign exchange gains (losses) was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds where the United States dollar strengthened during the prior year period.

•
The income tax expense for the three months ended March 31, 2017 was the result of taxable income generated by our U.S. subsidiaries and withholding taxes on certain investment transactions. The income tax benefit for the three months ended March 31, 2016 was primarily the result of the pre-tax loss generated by our U.S. subsidiaries.

Segment Results—Three months ended March 31, 2017 and 2016.
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

Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three months ended March 31, 2017 and 2016:

	2017	2016	Change
	($ in thousands)
Gross premiums written	$146,354	$197,156	$(50,802)
Net premiums earned	138,009	136,802	1,207
Loss and loss adjustment expenses incurred, net	85,895	84,676	1,219
Acquisition costs, net	54,452	51,687	2,765
General and administrative expenses	6,312	7,062	(750)
Net underwriting income (loss )	(8,650)	(6,623)	(2,027)
Net investment income (loss) on float	36,120	(8,261)	44,381
Other expenses	2,901	2,706	195
Segment income (loss)	$24,569	$(17,590)	$42,159
Underwriting ratios (1):
Loss ratio	62.2%	61.9%	0.3%
Acquisition cost ratio	39.5%	37.8%	1.7%
Composite ratio	101.7%	99.7%	2.0%
General and administrative expense ratio	4.6%	5.2%	(0.6)%
Combined ratio	106.3%	104.9%	1.4%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation and/or cancellation provisions; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.

The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three months ended March 31, 2017 and 2016:

	2017		2016
	($ in thousands)
Property	$12	—%	$(175)	(0.1)%
Casualty	87,205	59.6%	11,377	5.8%
Specialty	59,137	40.4%	185,954	94.3%
	$146,354	100.0%	$197,156	100.0%
The decrease in gross premiums written of $50.8 million, or 25.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was driven by:
Factors resulting in decreases:

•
We recognized $94.7 million of premium in the three months ended March 31, 2016 related to one contract that did not renew in the three months ended March 31, 2017 as a result of underlying terms and conditions.

•
Changes in renewal premiums for the three months ended March 31, 2017 resulted in a net decrease in premiums of $14.5 million primarily due to one cedent increasing its risk retention on renewal and decreases in participations and underlying premium volume on other contracts that renewed in the period.

Factors resulting in increases:

•
We recognized a net increase in premium of $80.4 million in the three months ended March 31, 2017 compared to a net increase of $37.0 million in the three months ended March 31, 2016 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•	We wrote $14.9 million of new business for the three months ended March 31, 2017, all of which was casualty business.

•	We recorded net increases in premium estimates relating to prior periods of $1.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.
Net Premiums Earned
Net premiums earned for the three months ended March 31, 2017 were consistent with the three months ended March 31, 2016.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was affected by changes in mix of business, deterioration in market conditions and prior years’ reserve development. The following is a summary of reserve development for the three months ended March 31, 2017 and 2016:
For the three months ended March 31, 2017, we incurred $1.6 million, or 1.1 percentage points, of net favorable prior years’ reserve development. The $1.6 million of net favorable prior years’ reserve development for the three months ended March 31, 2017 was accompanied by net increases of $1.6 million in acquisition costs, resulting in minimal impact in net underwriting loss.
For the three months ended March 31, 2016, we incurred $0.1 million, or 0.1 percentage points, of net favorable prior years’ reserve development. The net $0.1 million of net favorable prior years’ reserve development was accompanied by net decreases of $0.1 million in acquisition costs, resulting in a net decrease of $0.2 million in net underwriting loss, or 0.2 percentage points.

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
Many of our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. The increase in acquisition costs, net and the related acquisition cost ratio for the three months ended March 31, 2017 was primarily due to a change in mix of business.
Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income (loss) on float. The change in net investment income (loss) on float for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the change in investment returns compared to the prior year period. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the years presented.
General and Administrative Expenses
The decrease in general and administrative expenses and the related general and administrative expenses ratio for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to lower stock compensation expense as a result of most stock options granted to certain employees being fully vested.
Corporate Function
The following table sets forth net income (loss) and the period over period changes for the Corporate Function for the three months ended March 31, 2017 and 2016:

	2017	2016	Change
	($ in thousands)
Net investment income (loss) on capital	$92,390	$(31,849)	$124,239
General and administrative expenses	4,260	4,226	34
Interest expense	2,026	2,048	(22)
Foreign exchange gains (losses)	(15)	2,386	(2,401)
Income tax (expense) benefit	(5,298)	1,929	(7,227)
Segment (income) loss attributable to non-controlling interests	(1,174)	269	(1,443)
Segment income (loss)	$79,617	$(33,539)	$113,156

Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three months ended March 31, 2017 and 2016:

	2017	2016
Long/short equities	5.2%	(1.1)%
Credit	0.2%	—%
Other	0.4%	(0.9)%
Net investment return on investments managed by Third Point LLC	5.8%	(2.0)%

S&P 500 Total Return Index	6.1%	1.3%
For the three months ended March 31, 2017, each investment strategy contributed to returns.  Within equities, gains were led by investments in the healthcare and industrials portfolios and each sector generated positive results.  The gains in our long equity portfolio were partially offset by losses in our short equity positions, which included market hedges.  Performance in the credit strategy was driven by modest returns in our corporate credit portfolio.  The other strategy was also positive as returns from currency and arbitrage investments more than offset losses from macroeconomic hedges.
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
General and Administrative Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The decrease in general and administrative expenses related to corporate activities for the three months ended March 31, 2017 compared to the prior year period was primarily due to lower share compensation expenses.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense.

Foreign Exchange Gains (Losses)
The decrease in foreign exchange gains for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had strengthened and was more volatile during the prior year period compared to the current year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities, generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 14 to our condensed consolidated financial statements for additional information regarding income taxes. The increase in income tax expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to taxable income generated by our U.S. subsidiaries compared to a pre-tax loss for the three months ended March 31, 2016.
Liquidity and Capital Resources
Our investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to our investment guidelines as specified in our two investment management agreements with Third Point LLC, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We can liquidate all or a portion of our investment portfolio at any time with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. Since we do not write excess of loss property catastrophe contracts or other types of reinsurance contracts that are typically subject to sudden, acute, liquidity demands, we believe the liquidity provided by our investment portfolio will be sufficient to satisfy our liquidity requirements to manage our operations.
As of March 31, 2017, $1,428.4 million, or 57.7% (December 31, 2016 - $1,452.3 million, or 54.9%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
As of December 31, 2016, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $326.9 million). Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement we have entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $20.5 million as of March 31, 2017 (December 31, 2016 - $19.6 million).
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re to Third Point Reinsurance Ltd. After several years of premium growth and float generation from our inception, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given difficult market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.
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
Operating, investing and financing cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	($ in thousands)
Net cash provided by (used in) operating activities	$(18,652)	$12,828
Net cash provided by (used in) investing activities	58,478	(27,732)
Net cash provided by (used in) financing activities	(37,948)	2,155
Net increase (decrease) in cash and cash equivalents	1,878	(12,749)
Cash and cash equivalents at beginning of period	9,951	20,407
Cash and cash equivalents at end of period	$11,829	$7,658
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The decrease in cash flows from operating activities in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to lower float generated from our reinsurance operations in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.
For the three months ended March 31, 2017 and 2016, we redeemed $19.1 million and contributed $38.2 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP. The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows provided by investing activities for the three months ended March 31, 2017 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations and share repurchases. Cash flows used in investing activities for the three months ended March 31, 2016 primarily reflects the investment of float generated from our reinsurance operations, including the proceeds from deposit contracts.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2017 consisted of $20.0 million of withdrawals from the non-controlling interests and $18.9 million for shares repurchased. Cash flows provided by financing activities for the three months ended March 31, 2016 consisted of contributions received on deposit contracts.
For the period from inception until March 31, 2017, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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
Restricted cash and cash equivalents and restricted investments decreased by $6.1 million, or 0.8%, to $720.2 million as of March 31, 2017 from $726.2 million as of December 31, 2016. The decrease was primarily due to a decrease in the number of reinsurance contracts that required collateral partially offset by lower letter of credit usage. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of March 31, 2017, $220.7 million (December 31, 2016 - $231.8 million) of letters of credit, representing 46.5% of the total available facilities of $475.0 million, had been issued (December 31, 2016 - 44.2% (based on total available facilities of $525.0 million)).
Under the letter of credit facilities, we provide collateral that may consist of cash and cash equivalents, U.S. treasuries or sovereign debt. As of March 31, 2017, total cash and cash equivalents with a fair value of $220.7 million (December 31, 2016 - $231.8 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 6 to our condensed consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.The collateral amounts securing letters of credit are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of March 31, 2017.
Financial Condition
Shareholders’ equity
As of March 31, 2017, total shareholders’ equity was $1,518.5 million, compared to $1,449.7 million as of December 31, 2016. The increase was primarily due to net income of $104.2 million and share compensation expense and proceeds from stock options exercised totaling $2.3 million, partially offset by net distributions and contributions of non-controlling interests of $20.0 million, primarily related to our investment in our joint venture with Third Point LLC, and share repurchases of $18.9 million in the current year period.
Investments
As of March 31, 2017, total cash and net investments managed by Third Point LLC was $2,279.6 million, compared to $2,191.6 million as of December 31, 2016. The increase was primarily due to net investment income on investments managed by Third Point LLC of $128.2 million, partially offset by net redemptions of $38.0 million to meet cash flows required by our reinsurance operations, to fund share repurchases and to pay interest on our Notes.

Contractual Obligations
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
As of March 31, 2017, we had an unfunded capital commitment of $3.2 million related to our investment in the Hellenic Fund (see Note 17 to our condensed consolidated financial statements for additional information).
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2, “Significant accounting policies”, included in our 2016 Form 10-K.
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
There have been no material changes in our critical accounting estimates for the three months ended March 31, 2017. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2016 Form 10-K.
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
As of March 31, 2017, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of March 31, 2017, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $170.0 million, or 7.3% in the fair value of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $253.1 million, or 9.6%, were written in currencies other than the U.S. dollar. As of March 31, 2017, loss and loss adjustment expense reserves included $92.9 million (December 31, 2016 - $94.5 million) and net reinsurance balances receivable included $3.1 million (December 31, 2016 - $5.1 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $96.8 million as of March 31, 2017 (December 31, 2016 - $104.2 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2017, our total net short exposure to foreign denominated securities represented 24.1% (December 31, 2016 - 10.6%) of our investment portfolio including cash and cash equivalents, of $560.0 million (December 31, 2016 - $204.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of March 31, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$49,336	2.12%	$(49,336)	(2.12)%
Saudi Arabian Riyal	11,379	0.49%	(11,379)	(0.49)%
Other	(4,713)	(0.20)%	4,713	0.20%
Total	$56,002	2.41%	$(56,002)	(2.41)%

Interest Rate Risk
Our investment portfolio includes interest rate sensitive securities, such as corporate bonds, U.S. treasury securities, and sovereign debt instruments, asset-backed securities (“ABS”), and interest rate options and derivatives. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our corporate and sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effect of interest rate movements have historically not had a material impact on the performance of our investment portfolio as managed by Third Point LLC. However, our investment manager monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments(1)	$6,426	0.3%	$(4,626)	(0.2)%
Asset-backed securities(2)	(7,667)	(0.3)%	7,778	0.3%
Interest rate swaps and derivatives	36,010	1.6%	(36,010)	(1.6)%
Net exposure to interest rate risk	$34,769	1.6%	$(32,858)	(1.5)%

(1)	Includes interest rate risk associated with investments held in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on March 31, 2017. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of March 31, 2017, our investment portfolio had commodity exposure of de minimis (December 31, 2016 - de minimis) of net investments managed by Third Point LLC.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.

Credit Risk
Reinsurance Contracts
We have exposure to credit risk in several reinsurance contracts with companies that write credit risk insurance, which primarily consists of mortgage insurance credit risk. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. We mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification and monitoring of risk aggregations. We have written $248.1 million, or 9.4%, of credit and financial lines premium since inception, of which $19.7 million was written in the three months ended March 31, 2017. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States. We also wrote a financial lines retrocessional cover that includes mortgage risk.
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
As of March 31, 2017 and December 31, 2016, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	March 31, 2017		December 31, 2016
	($ in thousands)
Reperforming loans	$142,976	60.3%	$44,359	17.4%
Subprime RMBS	5,372	2.3%	117,152	46.0%
Market place loans	57,746	24.4%	44,143	17.3%
Other (1)	30,918	13.0%	49,198	19.3%
	$237,012	100.0%	$254,852	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.
As of March 31, 2017, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 9.7% (December 31, 2016 - 9.7%) of total cash and investments as of March 31, 2017. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of March 31, 2017, we had $1,428.4 million (December 31, 2016 - $1,452.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2017 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on February 24, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended March 31, 2017:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2017 - January 31, 2017	—	$—	—	$92,611,129
February 1, 2017 - February 28, 2017	115,786	12.36	115,786	91,180,477
March 1, 2017 - March 31, 2017	1,417,085	12.32	1,417,085	73,726,864
Total	1,532,871	$12.32	1,532,871	$73,726,864
(1) Including commissions.
(2) On May 4, 2016, our Board of Directors authorized a common share repurchase program for up to an aggregate of $100.0 million of the Company’s outstanding common shares.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.2.4	Chairman Agreement between Third Point Reinsurance Ltd. and John R. Berger, entered into on March 17, 2017, effective as of March 1, 2017
10.29	Amended and Restated Director Compensation Policy dated May 3, 2017
10.3.6	Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, entered into on March 17, 2017, effective as of March 1, 2017
10.32.3	Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, entered into on March 17, 2017, effective as of March 1, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: May 5, 2017
/s/ J. Robert Bredahl
J. Robert Bredahl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)