Form 10-Q
period 2017-06-30
Third Point Reinsurance Ltd.
filed 2017-08-03
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of August 1, 2017, there were 107,383,405 common shares of the registrant’s common shares issued and outstanding, including 2,047,855 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2017 and December 31, 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2017	December 31, 2016
Assets
Equity securities, trading, at fair value (cost - $1,654,011; 2016 - $1,385,866)	$1,941,170	$1,506,854
Debt securities, trading, at fair value (cost - $736,060; 2016 - $1,036,716)	702,515	1,057,957
Other investments, at fair value	29,091	82,701
Total investments in securities	2,672,776	2,647,512
Cash and cash equivalents	8,255	9,951
Restricted cash and cash equivalents	372,068	298,940
Due from brokers	424,163	284,591
Derivative assets, at fair value	45,110	27,432
Interest and dividends receivable	3,947	6,505
Reinsurance balances receivable	472,570	381,951
Deferred acquisition costs, net	203,193	221,618
Other assets	14,648	17,144
Total assets	$4,216,730	$3,895,644
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$17,929	$10,321
Reinsurance balances payable	65,456	43,171
Deposit liabilities	105,208	104,905
Unearned premium reserves	547,815	557,076
Loss and loss adjustment expense reserves	678,459	605,129
Securities sold, not yet purchased, at fair value	265,667	92,668
Due to brokers	777,179	899,601
Derivative liabilities, at fair value	11,949	16,050
Performance fee payable to related party	53,455	—
Interest and dividends payable	3,838	3,443
Senior notes payable, net of deferred costs	113,643	113,555
Total liabilities	2,640,598	2,445,919
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 107,332,603 (2016 - 106,501,299))	10,733	10,650
Treasury shares (3,944,920 shares (2016 - 644,768 shares))	(48,253)	(7,389)
Additional paid-in capital	1,098,857	1,094,568
Retained earnings	494,986	316,222
Shareholders’ equity attributable to shareholders	1,556,323	1,414,051
Non-controlling interests	19,809	35,674
Total shareholders’ equity	1,576,132	1,449,725
Total liabilities and shareholders’ equity	$4,216,730	$3,895,644

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and six months ended June 30, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues
Gross premiums written	$156,564	$196,866	$302,918	$394,022
Gross premiums ceded	(1,425)	(1,425)	(2,550)	(1,425)
Net premiums written	155,139	195,441	300,368	392,597
Change in net unearned premium reserves	18,419	(62,319)	11,199	(122,673)
Net premiums earned	173,558	133,122	311,567	269,924
Net investment income	107,325	86,346	235,835	46,236
Total revenues	280,883	219,468	547,402	316,160
Expenses
Loss and loss adjustment expenses incurred, net	107,379	104,131	193,274	188,807
Acquisition costs, net	68,641	48,482	123,093	100,169
General and administrative expenses	15,014	10,243	25,586	21,531
Other expenses	2,105	3,173	5,006	5,879
Interest expense	2,051	2,046	4,077	4,094
Foreign exchange (gains) losses	4,781	(8,068)	4,796	(10,454)
Total expenses	199,971	160,007	355,832	310,026
Income before income tax expense	80,912	59,461	191,570	6,134
Income tax expense	(5,307)	(5,310)	(10,605)	(3,381)
Income including non-controlling interests	75,605	54,151	180,965	2,753
Income attributable to non-controlling interests	(1,027)	(775)	(2,201)	(506)
Net income	$74,578	$53,376	$178,764	$2,247
Earnings per share
Basic	$0.73	$0.51	$1.73	$0.02
Diluted	$0.71	$0.51	$1.70	$0.02
Weighted average number of common shares used in the determination of earnings per share
Basic	102,283,844	104,132,797	103,144,078	104,195,336
Diluted	104,569,226	105,233,921	105,149,710	105,228,174

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	2017	2016
Common shares
Balance, beginning of period	$10,650	$10,548
Issuance of common shares	83	81
Balance, end of period	10,733	10,629
Treasury shares
Balance, beginning of period	(7,389)	—
Repurchase of common shares	(40,864)	(7,389)
Balance, end of period	(48,253)	(7,389)
Additional paid-in capital
Balance, beginning of period	1,094,568	1,080,591
Issuance of common shares, net	915	965
Share compensation expense	3,374	4,702
Balance, end of period	1,098,857	1,086,258
Retained earnings
Balance, beginning of period	316,222	288,587
Income including non-controlling interests	180,965	2,753
Income attributable to non-controlling interests	(2,201)	(506)
Balance, end of period	494,986	290,834
Shareholders’ equity attributable to shareholders	1,556,323	1,380,332
Non-controlling interests
Balance, beginning of period	35,674	16,157
Non-controlling interest in investment affiliate, net	(18,066)	—
Income attributable to non-controlling interests	2,201	506
Balance, end of period	19,809	16,663
Total shareholders’ equity	$1,576,132	$1,396,995

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	2017	2016
Operating activities
Income including non-controlling interests	$180,965	$2,753
Adjustments to reconcile income including non-controlling interests to net cash provided by (used in) operating activities:
Share compensation expense	3,374	4,702
Net interest expense on deposit liabilities	312	1,331
Net unrealized (gain) loss on investments and derivatives	(128,168)	670
Net realized gain on investments and derivatives	(154,504)	(41,954)
Net foreign exchange (gains) losses	4,796	(10,454)
Amortization of premium and accretion of discount, net	(122)	2,013
Changes in assets and liabilities:
Reinsurance balances receivable	(85,733)	(133,672)
Deferred acquisition costs, net	18,425	(24,558)
Other assets	2,508	(2,018)
Interest and dividends receivable, net	2,953	3,312
Unearned premium reserves	(9,261)	123,687
Loss and loss adjustment expense reserves	63,769	79,645
Accounts payable and accrued expenses	7,549	(2,138)
Reinsurance balances payable	22,237	21,890
Performance fee payable to related party	53,455	2,954
Net cash provided by (used in) operating activities	(17,445)	28,163
Investing activities
Purchases of investments	(1,712,929)	(2,031,742)
Proceeds from sales of investments	1,966,027	1,615,954
Purchases of investments to cover short sales	(306,237)	(736,668)
Proceeds from short sales of investments	462,066	694,371
Change in due to/from brokers, net	(261,994)	208,886
Increase in securities sold under an agreement to repurchase	—	159,412
Change in restricted cash and cash equivalents	(73,128)	50,846
Net cash provided by (used in) investing activities	73,805	(38,941)
Financing activities
Proceeds from issuance of common shares, net of costs	998	1,046
Purchases of common shares under share repurchase program	(40,864)	(7,389)
Increase (decrease) in deposit liabilities, net	(124)	3,752
Non-controlling interest in investment affiliate, net	(18,066)	—
Net cash used in financing activities	(58,056)	(2,591)
Net decrease in cash and cash equivalents	(1,696)	(13,369)
Cash and cash equivalents at beginning of period	9,951	20,407
Cash and cash equivalents at end of period	$8,255	$7,038
Supplementary information
Interest paid in cash	$10,262	$11,721
Income taxes paid in cash	$4,954	$3,911

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
The results for the six months ended June 30, 2017 are not necessarily indicative of the results expected for the full calendar year.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2016 10-K.
Recently issued accounting standards
Issued and effective as of June 30, 2017
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
Issued but not yet effective as of June 30, 2017

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
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.The amendments are effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$219,468	$231,822
Restricted cash securing other reinsurance contracts (2)	152,600	67,118
Total restricted cash and cash equivalents	372,068	298,940
Restricted investments securing other reinsurance contracts (2)	358,387	427,308
Total restricted cash and cash equivalents and restricted investments	$730,455	$726,248

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

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	June 30, 2017	December 31, 2016
Assets	($ in thousands)
Total investments in securities	$2,671,218	$2,619,839
Cash and cash equivalents	10	5
Restricted cash and cash equivalents	372,068	298,940
Due from brokers	424,163	284,591
Derivative assets	45,110	27,432
Interest and dividends receivable	3,947	6,505
Total assets	3,516,516	3,237,312
Liabilities and non-controlling interest
Accounts payable and accrued expenses	2,107	1,374
Securities sold, not yet purchased	265,667	92,668
Due to brokers	777,179	899,601
Derivative liabilities	11,949	16,050
Performance fee payable to related party	53,455	—
Interest and dividends payable	817	386
Non-controlling interest	19,809	35,674
Total liabilities and non-controlling interest	1,130,983	1,045,753
Total net investments managed by Third Point LLC	$2,385,533	$2,191,559
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of June 30, 2017, securities valued at $215.4 million (December 31, 2016 - $315.3 million), representing 7.9% (December 31, 2016 - 11.9%) of investments in securities and derivative assets, and $2.0 million (December 31, 2016 - $2.0 million), representing 0.7% (December 31, 2016 - 1.8%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
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
As of June 30, 2017, the Company had $77.9 million (December 31, 2016 - $63.2 million) of investments fair valued by the Company’s Investment Manager representing approximately 2.9% (December 31, 2016 - 2.4%) of total investments in securities and derivative assets of which 99.5% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. As a result of the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the value that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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

As of June 30, 2017 and December 31, 2016, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	June 30, 2017		December 31, 2016
	($ in thousands)
Reperforming loans	$149,570	66.5%	$44,359	17.4%
Subprime RMBS	—	—%	117,152	46.0%
Market place loans	51,768	23.0%	44,143	17.3%
Other (1)	23,576	10.5%	49,198	19.3%
	$224,914	100.0%	$254,852	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.
As of June 30, 2017, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
In 2015, the Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments. For the six months ended June 30, 2017, the Company redeemed $26.6 million (2016 - $nil). The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager, and was $1.6 million as of June 30, 2017 (December 2016 - $27.7 million). The resulting net gains or losses are reflected in the condensed consolidated statements of income.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,885,167	$—	$—	$1,885,167
Private common equity securities	467	—	4,775	5,242
Private preferred equity securities	—	2	50,759	50,761
Total equities	1,885,634	2	55,534	1,941,170
Asset-backed securities	—	189,203	35,711	224,914
Bank debt	—	12	10,246	10,258
Corporate bonds	—	54,208	9,095	63,303
U.S. Treasury securities	—	263,592	—	263,592
Sovereign debt	—	133,793	—	133,793
Other debt securities	—	3,343	3,312	6,655
Total debt securities	—	644,151	58,364	702,515
Options	1,151	5,936	—	7,087
Rights and warrants	—	40	—	40
Trade claims	—	8,112	—	8,112
Total other investments	1,151	14,088	—	15,239
Derivative assets (free standing)	10	45,100	—	45,110
	$1,886,795	$703,341	$113,898	2,704,034
Investments in funds valued at NAV				13,852
Total assets				$2,717,886
Liabilities
Equity securities	$248,308	$—	$—	$248,308
Corporate bonds	—	11,314	—	11,314
Options	121	5,924	—	6,045
Total securities sold, not yet purchased	248,429	17,238	—	265,667
Derivative liabilities (free standing)	—	10,582	1,367	11,949
Derivative liabilities (embedded)	—	—	180	180
Total liabilities	$248,429	$27,820	$1,547	$277,796

	December 31, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,450,966	$2,255	$—	$1,453,221
Private common equity securities	—	—	4,799	4,799
Private preferred equity securities	—	—	48,834	48,834
Total equities	1,450,966	2,255	53,633	1,506,854
Asset-backed securities	—	237,224	17,628	254,852
Bank debt	—	48,546	8,350	56,896
Corporate bonds	—	209,025	9,255	218,280
U.S. Treasury securities	—	327,016	—	327,016
Sovereign debt	—	200,913	—	200,913
Total debt securities	—	1,022,724	35,233	1,057,957
Options	343	681	—	1,024
Trade claims	—	9,022	—	9,022
Total other investments	343	9,703	—	10,046
Derivative assets (free standing)	961	26,471	—	27,432
	$1,452,270	$1,061,153	$88,866	2,602,289
Investments in funds valued at NAV				72,655
Total assets				$2,674,944
Liabilities
Equity securities	$71,457	$—	$—	$71,457
Corporate bonds	—	17,683	—	17,683
Options	—	3,528	—	3,528
Total securities sold, not yet purchased	71,457	21,211	—	92,668
Derivative liabilities (free standing)	1,608	13,116	1,326	16,050
Derivative liabilities (embedded)	—	—	92	92
Total liabilities	$73,065	$34,327	$1,418	$108,810
During the six months ended June 30, 2017, the Company made $0.5 million (December 31, 2016 - $nil) of reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2017 and 2016:

	April 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2017
	($ in thousands)
Assets
Private common equity securities	$4,745	$—	$—	$—	$30	$4,775
Private preferred equity securities	48,350	—	939	(123)	1,593	50,759
Asset-backed securities	20,785	15,642	22,038	(20,545)	(2,209)	35,711
Bank debt	8,722	(189)	3	(23)	1,733	10,246
Corporate bonds	8,984	—	92	(320)	339	9,095
Other debt securities	—	—	3,312	—	—	3,312
Total assets	$91,586	$15,453	$26,384	$(21,011)	$1,486	$113,898
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(41)	$—	$(1,367)
Derivative liabilities (embedded)	(111)	—	—	—	(69)	(180)
Total liabilities	$(1,437)	$—	$—	$(41)	$(69)	$(1,547)

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2017
	($ in thousands)
Assets
Private common equity securities	$4,799	$—	$—	$—	$(24)	$4,775
Private preferred equity securities	48,834	—	939	(495)	1,481	50,759
Asset-backed securities	17,628	20,016	31,958	(32,237)	(1,654)	35,711
Bank debt	8,350	(446)	4	(272)	2,610	10,246
Corporate bonds	9,255	—	93	(587)	334	9,095
Other debt securities	—	—	3,312	—	—	3,312
Total assets	$88,866	$19,570	$36,306	$(33,591)	$2,747	$113,898
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(41)	$—	$(1,367)
Derivative liabilities (embedded)	(92)	—	—	—	(88)	(180)
Total liabilities	$(1,418)	$—	$—	$(41)	$(88)	$(1,547)

	April 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2016
	($ in thousands)
Assets
Private common equity securities	$4,138	$—	$—	$—	$(968)	$3,170
Private preferred equity securities	25,104	—	10,142	—	(4,167)	31,079
Asset-backed securities	2,229	2,270	439	(1,034)	(1,090)	2,814
Corporate bonds	2,958	—	199	(47)	—	3,110
Sovereign debt	—	17	—	—	(15)	2
Total assets	$34,429	$2,287	$10,780	$(1,081)	$(6,240)	$40,175
Liabilities
Derivative liabilities (free standing)	$(1,086)	$—	$—	$(134)	$—	$(1,220)
Derivative liabilities (embedded)	(5,328)	—	—	(861)	(146)	(6,335)
Total liabilities	$(6,414)	$—	$—	$(995)	$(146)	$(7,555)

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	June 30, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$—	$—	$(1,187)	$3,170
Private preferred equity securities	24,178	—	12,253	—	(5,352)	31,079
Asset-backed securities	2,617	2,944	787	(1,616)	(1,918)	2,814
Bank debt	7,660	(7,660)	—	—	—	—
Corporate bonds	3,252	—	199	(80)	(261)	3,110
Sovereign debt	21	(2)	—	—	(17)	2
Total assets	$42,085	$(4,718)	$13,239	$(1,696)	$(8,735)	$40,175
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(200)	$—	$(1,220)
Derivative liabilities (embedded)	(5,563)	—	—	(861)	89	(6,335)
Total liabilities	$(6,583)	$—	$—	$(1,061)	$89	$(7,555)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income in the condensed consolidated statements of income.
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 was $1.9 million and $0.6 million respectively (2016 - $(6.3) million and $(8.2) million, respectively).
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

The following table summarizes information about the significant unobservable inputs used in determining the fair value of the Level 3 investments held by the Company.  Level 3 investments not presented in the table below are insignificant or do not have any unobservable inputs to disclose, as they are valued primarily using dealer quotes or at cost.

June 30, 2017
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Private equity investments	$50,928	Market approach	Volatility	25.0% - 60.0%
			Time to exit	0.5 - 2.5 years
			Multiple	2.0 - 7.3x
Bank debt	$10,246	Discounted cash flow	Credit spread	1,024 - 1,144 bps
			Duration	1.0 - 4.0 years

December 31, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Private equity investments	$47,608	Market approach	Discount	5.0% - 25.0%
			Volatility	40.0% - 60.0%
			Time to exit	0.4 - 2.8 years
			Multiple	2.0 - 3.8x
Private equity investments
The Company’s private equity investments include investments in five privately held companies with a total fair value of $50.9 million as of June 30, 2017. The Company measures the fair value of these investments using a market approach which typically utilizes guideline comparable company trading multiples and/or a discounted cash flow analysis. Under the guideline comparable company multiples approach, the Company determines comparable public companies based on industry, size, developmental stage, strategy, etc., and then calculates a trading multiple for each comparable company. The trading multiple may then be discounted for various considerations as appropriate. The concluded multiple is then applied to the subject company to calculate the value of the subject company. The discounted cash flow model involves using the financial information of the portfolio companies to develop revenue and income projections for the subject company for future years based on information on growth rates relative to the company’s development stage. The enterprise value of the subject company is calculated by discounting the projected cash flows and the terminal value to net present value. The fair value of the company’s debt is reduced from the enterprise value to determine the equity value.
Bank Debt
Included in the Company’s bank debt investments is an investment with a fair value of $10.2 million as of June 30, 2017. Corporate debt and selected index spreads are used as benchmarks to estimate market rates of return within the discounted cash flow model. The Company also considers relevant market and company transactions as part of their valuation approach.
For the six months ended June 30, 2017 and 2016, there were no changes in the valuation techniques as they relate to the above.
5. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.

As of June 30, 2017 and December 31, 2016, the Company’s due from/to brokers were comprised of the following:

	June 30, 2017	December 31, 2016
	($ in thousands)
Due from brokers
Cash held at brokers	$343,940	$240,205
Receivable from unsettled trades (1)	80,223	44,386
	$424,163	$284,591
Due to brokers
Borrowing from prime brokers (2)	$696,336	$855,576
Payable from unsettled trades	80,843	44,025
	$777,179	$899,601
(1) Receivables relating to securities sold by the Company are recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets. During the year ended December 31, 2015, the Company’s investment manager, Third Point LLC, exercised appraisal rights relating to an underlying investment, which was bought by a private equity firm. As of December 31, 2016, $37.6 million was included in receivable from unsettled trades in due from brokers while the Company awaited the court decision regarding the sale price. In the second quarter of 2017, the court decision resulted in the Company receiving the total value of $37.6 million as well as interest of $4.4 million for the trial period.

(2)	As of June 30, 2017, the Company’s borrowing from prime brokers includes a total non-U.S. currency balance of $261.2 million (December 31, 2016 - $22.0 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of June 30, 2017, the Company had $730.5 million (December 31, 2016 - $726.2 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund collateral arrangements and investment activities. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income in the condensed consolidated statements of income.

6. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of June 30, 2017
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$10,447	$62,313
Total Return Swaps - Long Contracts	EGP	10,625	10,625
Equity Price
Contracts for Differences - Long Contracts	CHF/EUR/GBP/USD	11,028	87,217
Contracts for Differences - Short Contracts	DKK/NOK/SEK/USD	1,922	31,769
Total Return Swaps - Long Contracts	BRL/USD	8,033	115,472
Total Return Swaps - Short Contracts	USD	31	8,861
Interest Rates
Interest Rate Swaptions	JPY/USD	2,019	94,398
Sovereign Debt Futures - Short Contracts	EUR/USD	10	5,774
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	HKD/MXN/SAR	651	210,774
Foreign Currency Options - Purchased	EUR/USD	344	2,557
Total Derivative Assets		$45,110	$629,760

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$2,886	$61,123
Credit Default Swaps - Protection Sold	USD	2,015	4,015
Equity Price
Contracts for Differences - Long Contracts	EUR/USD	2,577	84,445
Contracts for Differences - Short Contracts	SEK	83	3,259
Total Return Swaps - Long Contracts	USD	545	9,250
Total Return Swaps - Short Contracts	USD	363	37,670
Interest Rates
Interest Rate Swaptions	JPY	207	64,653
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CNH/EUR/HKD/MXN/SAR	3,273	235,853
Total Derivative Liabilities (free standing)		$11,949	$500,268

Embedded derivative liabilities in reinsurance contracts (3)	USD	$180	$20,000
Total Derivative Liabilities (embedded)		$180	$20,000

(1)
BRL = Brazilian Real, CHF = Swiss Franc, CNH = Chinese Yuan, DKK = Danish Krone, EGP = Egyptian Pound, EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, MXN = Mexican Peso, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of June 30, 2017, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheets.

	As of December 31, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/ USD	$10,905	$84,327
Equity Price
Contracts for Differences - Long Contracts	EUR/ GBP	1,765	36,879
Total Return Swaps - Long Contracts	BRL/ USD	617	19,140
Total Return Swaps - Short Contracts	JPY	183	8,696
Interest Rates
Interest Rate Swaps	GBP/USD	2,462	195,571
Interest Rate Swaptions	JPY / USD	5,354	424,816
Sovereign Debt Futures - Short Contracts	USD	961	107,591
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/ CNH/ GBP/ MXN	653	47,754
Foreign Currency Options - Purchased	CNH/EUR/HKD/JPY/SAR	4,532	501,465
Total Derivative Assets		$27,432	$1,426,239

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$3,286	$43,184
Credit Default Swaps - Protection Sold	USD	1,952	3,943
Equity Price
Contracts for Differences - Long Contracts	GBP	—	67
Contracts for Differences - Short Contracts	EUR / ZAR	1,106	11,424
Total Return Swaps - Long Contracts	USD	1,675	26,800
Total Return Swaps - Short Contracts	JPY / USD	1,302	10,095
Interest Rates
Interest Rate Swaps	GBP	722	59,115
Interest Rate Swaptions	JPY/USD	1,056	417,052
Sovereign Debt Futures - Short Contracts	EUR / GBP	1,608	159,923
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR /JPY /SAR	2,009	214,854
Foreign Currency Options - Sold	CNH/JPY	1,334	363,840
Total Derivative Liabilities (free standing)		$16,050	$1,310,297

Embedded derivative liabilities in reinsurance contracts (3)	USD	$92	$20,000
Total Derivative Liabilities (embedded)		$92	$20,000

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
The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and six months ended June 30, 2017 and 2016. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income.

	Three months ended
	June 30, 2017		June 30, 2016
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit	($ in thousands)
Commodity Future Options - Purchased	$—	$—	$834	$2,380
Credit
Credit Default Swaps - Protection Purchased	(1,137)	(1,590)	(1,278)	2,037
Credit Default Swaps - Protection Sold	18	(35)	191	(192)
Total Return Swaps - Long Contracts	(29)	(37)	—	—
Equity Price
Contracts for Differences - Long Contracts	39,055	1,211	(1,697)	185
Contracts for Differences - Short Contracts	(993)	1,821	2,317	6,581
Total Return Swaps - Long Contracts	61	3,545	5,692	(3,857)
Total Return Swaps - Short Contracts	(1,014)	1,201	(537)	606
Interest Rates
Commodity Futures - Short Contracts	—	—	1	—
Fixed Income Swap - Short Contracts	—	—	(116)	72
Interest Rate Swaps	(4,550)	(2,105)	—	—
Interest Rate Swaptions	(720)	(573)	—	(84)
Sovereign Debt Futures - Short Contracts	(6,874)	(106)	—	—
Total Return Swaps - Long Contracts	—	—	(268)	261
Total Return Swaps - Short Contracts	—	—	100	(65)
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(4,161)	(2,653)	(5,808)	7,622
Foreign Currency Options - Purchased	(1,318)	661	(859)	355
Foreign Currency Options - Sold	(1)	—	112	(101)
	$18,337	$1,340	$(1,316)	$15,800
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(69)	$—	$(146)
Total Derivative Liabilities (embedded)	$—	$(69)	$—	$(146)

	Six months ended
	June 30, 2017		June 30, 2016
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodity Future Options - Purchased	$—	$—	$581	$1,800
Credit
Credit Default Swaps - Protection Purchased	(2,465)	30	6,407	(4,987)
Credit Default Swaps - Protection Sold	37	(59)	(4,167)	4,252
Total Return Swaps - Long Contracts	(29)	(37)	—	—
Equity Price
Contracts for Differences - Long Contracts	46,925	6,687	(2,422)	(379)
Contracts for Differences - Short Contracts	(4,205)	2,945	4,570	278
Total Return Swaps - Long Contracts	3,862	8,547	(4,826)	800
Total Return Swaps - Short Contracts	(3,743)	788	691	(1,762)
Interest Rates
Commodities Futures - Short Contracts	—	—	(1,151)	(52)
Fixed Income Swap - Short Contracts	—	—	(94)	—
Interest Rate Swaps	(3,097)	(1,740)	—	—
Interest Rate Swaptions	522	(2,342)	(112)	(45)
Sovereign Debt Futures - Short Contracts	(8,656)	658	—	—
Total Return Swaps - Long Contracts	—	—	(268)	261
Total Return Swaps - Short Contracts	—	—	100	(65)
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(10,035)	(1,268)	(8,904)	(4,751)
Foreign Currency Options - Purchased	(6,187)	1,163	(2,040)	(1,617)
Foreign Currency Options - Sold	2,184	(80)	617	(182)
	$15,113	$15,292	$(11,018)	$(6,449)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(88)	$—	$89
Total Derivative Liabilities (embedded)	$—	$(88)	$—	$89
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. As of June 30, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $2.0 million (December 31, 2016 - $6.1 million) for which the Company posted collateral in the form of cash of $79.8 million (December 31, 2016 - $48.8 million) in the normal course of business. Similarly, the Company held collateral (approximately $3.8 million) in cash from certain counterparties as of June 30, 2017. If the credit-risk-related contingent features underlying these instruments had been triggered as of June 30, 2017 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of June 30, 2017 and December 31, 2016, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2017 Derivative Contracts	Gross Amounts of Assets Presented in the Condensed Consolidated Balance Sheet (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$1,776	$1,776	$—	$—
Counterparty 2	1,130	627	—	503
Counterparty 3	19,135	3,697	—	15,438
Counterparty 4	2,016	1,805	—	211
Counterparty 5	10,247	3,216	—	7,031
Counterparty 6	5,762	529	3,829	1,404
Counterparty 8	8,185	1,401	—	6,784
Counterparty 9	2,795	2,795	—	—
	$51,046	$15,846	$3,829	$31,371

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2017 Derivative Contracts	Gross Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$1,850	$1,776	$74	$—
Counterparty 2	627	627	—	—
Counterparty 3	3,697	3,697	—	—
Counterparty 4	1,805	1,805	—	—
Counterparty 5	3,216	3,216	—	—
Counterparty 6	529	529	—	—
Counterparty 8	1,401	1,401	—	—
Counterparty 9	4,748	2,795	1,953	—
	$17,873	$15,846	$2,027	$—

(1)
The Gross Amounts of Assets Presented in the condensed consolidated balance sheets presented above includes the fair value of Derivative Contract assets as well as gross OTC option contract assets of $6.0 million included in Other investments in the condensed consolidated balance sheets.

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

7. Loss and loss adjustment expense reserves
As of June 30, 2017 and December 31, 2016, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	June 30, 2017	December 31, 2016
	($ in thousands)
Case loss and loss adjustment expense reserves	$116,483	$80,370
Incurred but not reported loss and loss adjustment expense reserves	561,161	522,818
Deferred gains on retroactive reinsurance contracts	815	1,941
	$678,459	$605,129
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$605,129	$466,047
Less: loss and loss adjustment expenses recoverable, beginning of period	(1)	(125)
Net reserves for loss and loss adjustment expenses, beginning of period	605,128	465,922
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	218,559	165,160
Prior years	(23,928)	24,371
Amortization of deferred gains on retroactive reinsurance contracts	(1,357)	(724)
Total incurred loss and loss adjustment expenses	193,274	188,807
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(19,737)	(25,201)
Prior years	(111,480)	(83,837)
Total net paid losses	(131,217)	(109,038)
Foreign currency translation	9,561	(8,737)
Net reserve for loss and loss adjustment expenses, end of period	676,746	536,954
Plus: loss and loss adjustment expenses recoverable, end of period	1,713	1
Gross reserve for loss and loss adjustment expenses, end of period	$678,459	$536,955

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
The $25.3 million decrease in prior years’ reserves, which includes amortization of deferred gains, for the six months ended June 30, 2017 includes $32.5 million of net favorable reserve development related to re-estimating loss reserves, partially offset by $7.2 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $32.5 million of net favorable prior years’ reserve development for the six months ended June 30, 2017 was primarily a result of having favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the favorable reserve development associated with these contracts was offset by similar increases in acquisition costs. The total net increases in acquisition costs associated with the prior year loss development for the six months ended June 30, 2017 was $32.5 million, resulting in minimal impact in the net underwriting loss.

•
The $7.2 million increase in loss and loss adjustment expenses incurred related to increases in premium estimates on certain contracts was accompanied by a $0.4 million increase in acquisition costs, for a total of $7.6 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in earned premium related to the increase in premium estimates was $7.6 million, resulting in minimal impact in the net underwriting loss for the six months ended June 30, 2017.

The $23.6 million increase in prior years’ reserves, which includes amortization of deferred gains, for the six months ended June 30, 2016 includes $14.4 million of net adverse reserve development related to re-estimating loss reserves and $9.2 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was an increase of $12.8 million for the six months ended June 30, 2016.

8. Management, performance and founders fees
Third Point Reinsurance Ltd., Third Point Re, TPRUSA and Third Point Re USA are party to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC manages certain jointly held assets.
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

Investment fee expenses related to the Investment Agreements, which are included in net investment income in the condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Management fees - Third Point LLC	$8,777	$1,582	$17,244	$3,103
Management fees - Founders (1)	—	8,962	—	17,583
Performance fees - Third Point Advisors LLC	24,529	2,954	55,387	2,954
	$33,306	$13,498	$72,631	$23,640
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, received a share of the management fees in proportion to their initial investments in Third Point Reinsurance Ltd. until December 22, 2016.
As of June 30, 2017, $53.5 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2016, $17.3 million related to performance fees earned by TP GP were included in non-controlling interests.
9. Deposit accounted contracts
The following table represents activity for the deposit contracts for the six months ended June 30, 2017 and year ended December 31, 2016:

	June 30, 2017	December 31, 2016
	($ in thousands)
Balance, beginning of period	$104,905	$83,955
Consideration received	1,831	22,463
Net investment expense (income) allocation and change in fair value of embedded derivatives	312	(164)
Payments	(1,955)	(915)
Foreign currency translation	115	(434)
Balance, end of period	$105,208	$104,905
10. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of June 30, 2017, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Reinsurance Ltd., and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of June 30, 2017, the Company had capitalized $1.4 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of June 30, 2017, the Notes had an estimated fair value of $116.1 million (December 31, 2016 - $103.4 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all of the debt covenants as of June 30, 2017 and December 31, 2016.

Letters of credit
As of June 30, 2017, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
June 30, 2017	($ in thousands)
Citibank	$300,000	$143,678	$143,678
J.P. Morgan	50,000	9	9
Lloyds Bank	125,000	74,281	75,781
	$475,000	$217,968	$219,468
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.
11. Net investment income
Net investment income for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net investment income by type	($ in thousands)
Net realized gains on investments and investment derivatives	$93,476	$18,713	$154,504	$41,955
Net unrealized gains (losses) on investments and investment derivatives	32,340	53,603	127,795	(1,239)
Net losses on foreign currencies	(1,601)	(801)	(2,153)	(967)
Dividend and interest income	22,440	33,352	39,707	41,024
Dividends paid on securities sold, not yet purchased	(1,143)	(526)	(1,668)	(960)
Management and performance fees	(33,306)	(13,498)	(72,631)	(23,640)
Other expenses	(5,074)	(4,731)	(10,179)	(10,418)
Net investment income on investments managed by Third Point LLC	107,132	86,112	235,375	45,755
Net gain on investment in Kiskadee Fund	193	234	460	481
	$107,325	$86,346	$235,835	$46,236

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net investment income by asset class	($ in thousands)
Net investment gains on equity securities	$116,391	$20,821	$267,884	$18,590
Net investment gains on debt securities	13,308	72,720	36,811	84,869
Net investment losses on other investments	(6,939)	(5,069)	(10,574)	(13,565)
Net investment gains (losses) on investment derivatives	19,677	14,484	30,405	(17,467)
Net investment gains (losses) on securities sold, not yet purchased	3,368	1,866	(6,016)	6,170
Net investment income (loss) on cash, including foreign exchange gain (loss)	(3,057)	(2,644)	(5,993)	(4,359)
Net investment losses on securities purchased under an agreement to resell	—	(779)	—	(1,443)
Net investment losses on securities sold under an agreement to repurchase	(19)	(91)	(39)	(124)
Management and performance fees	(33,306)	(13,498)	(72,631)	(23,640)
Other investment expenses	(2,098)	(1,464)	(4,012)	(2,795)
	$107,325	$86,346	$235,835	$46,236
12. Other expenses
Other expenses for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Deposit liabilities investment expense (income)	$(97)	$860	$312	$1,331
Reinsurance contracts investment expense	2,133	2,167	4,606	4,637
Change in fair value of embedded derivatives in deposit and reinsurance contracts	69	146	88	(89)
	$2,105	$3,173	$5,006	$5,879
13. Income taxes
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
The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. The operations of Third Point Re USA will be subject to U.S. federal income taxes generally at a rate of 35%. Our non-U.S. subsidiaries would become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States. As of June 30, 2017, the Company has income tax returns open for examination in the United States for the tax years 2015 and 2016.
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
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of June 30, 2017, the Company has accrued $1.9 million (December 31, 2016 - $1.6 million) for uncertain tax positions.
For the three and six months ended June 30, 2017 and 2016, the Company recorded income tax expense (benefit), as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$1,844	$2,800	$6,027	$(319)
Change in uncertain tax positions	59	20	184	20
Withholding taxes on certain investment transactions	3,404	2,490	4,394	3,680
	$5,307	$5,310	$10,605	$3,381

(1)
As of June 30, 2017, the Company has recorded $2.1 million (December 31, 2016 - $7.9 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.

14. Share capital
The following tables present a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the six months ended June 30, 2017 and 2016:

Common shares	2017	2016
Balance, beginning of period	106,501,299	105,479,341
Options exercised	100,000	104,652
Restricted shares granted, net of forfeitures	36,418	47,712
Performance restricted shares granted, net of forfeitures	694,886	653,958
Balance, end of period	107,332,603	106,285,663

Treasury shares	2017	2016
Balance, beginning of period	644,768	—
Repurchase of common shares	3,300,152	644,768
Balance, end of period	3,944,920	644,768
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
During the three months ended June 30, 2017, the Company repurchased 1,767,281 of its common shares in the open market for $22.0 million at a weighted average cost, including commissions, of $12.44 per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
During the six months ended June 30, 2017, the Company repurchased 3,300,152 of its common shares in the open market for $40.9 million at a weighted average cost, including commissions, of $12.38 per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of June 30, 2017, the Company may repurchase up to an aggregate of $51.7 million of additional common shares under its share repurchase program.
15. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Management and director options	$111	$1,555	$459	$3,109
Restricted shares with service condition	154	386	278	592
Restricted shares with service and performance condition	1,279	110	2,637	1,001
	$1,544	$2,051	$3,374	$4,702
As of June 30, 2017, the Company had $8.6 million (December 31, 2016 - $4.6 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.7 years (December 31, 2016 - 1.4 years).
Management and director options
The management and director options activity for the six months ended June 30, 2017 and year ended December 31, 2016 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2016	10,250,586	$13.52
Forfeited	(139,534)	18.00
Exercised	(514,059)	10.00
Balances as of January 1, 2017	9,596,993	13.64
Exercised	(100,000)	10.00
Balances as of June 30, 2017	9,496,993	$13.68
As of June 30, 2017, the weighted average remaining contractual term for options outstanding was 4.4 years (December 31, 2016 - 4.9 years).

The following table summarizes information about the Company’s management and director share options outstanding as of June 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,174,334	$10.04	4.6 years	5,132,473	$10.03
$15.05 - $16.89	2,196,214	15.94	4.3 years	2,098,540	15.97
$20.00 - $25.05	2,126,445	20.23	4.2 years	2,056,679	20.15
	9,496,993	$13.68	4.4 years	9,287,692	$13.61
Restricted shares with service condition
Restricted share award activity for the six months ended June 30, 2017 and year ended December 31, 2016 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2016	301,043	$11.12
Granted	47,712	11.37
Vested	(47,712)	11.37
Balance as of January 1, 2017	301,043	11.12
Granted	36,418	12.15
Vested	(229,614)	10.22
Balance as of June 30, 2017	107,847	$13.38
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the six months ended June 30, 2017 and year ended December 31, 2016 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2016	921,553	536,234	$14.24
Granted	653,958	435,974	11.40
Forfeited	(193,771)	(119,009)	13.16
Change in estimated restricted shares considered probable of vesting	n/a	(275,713)	13.06
Balance as of January 1, 2017	1,381,740	577,486	12.91
Granted	935,825	623,882	12.17
Forfeited	(240,939)	—	14.60
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(44,669)	12.16
Balance as of June 30, 2017	1,940,008	1,020,081	$12.26

16. Non-controlling interests

Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The ownership interests in consolidated subsidiaries held by parties other than the Company have been presented in the condensed consolidated balance sheets as a separate component of shareholders’ equity. Non-controlling interests as of June 30, 2017 were $19.8 million (December 31, 2016 - $35.7 million). Income attributable to non-controlling interests for the three and six months ended June 30, 2017 was $1.0 million and $2.2 million, respectively (2016 - $0.8 million and $0.5 million, respectively).
The joint ventures created through the Investment Agreements (Note 8) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as a non-controlling interests in the condensed consolidated statements of shareholders’ equity.
For the six months ended June 30, 2017, net distributions of $18.1 million (2016 - $nil million) were made by TP GP.
The following variable interest entities were not consolidated as per ASC 810:
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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of June 30, 2017, Third Point Re held a 15.7% (December 31, 2016 - 13.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income.
As of June 30, 2017, the estimated fair value of the investment in the limited partnership was $0.6 million (December 31, 2016 - $37.6 million).  The Company received net distributions of $39.6 million from the Cayman HoldCo during the period ended June 30, 2017 due to the disposition of underlying investments. The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re has committed to invest $10.8 million (December 31, 2016 - $10.6 million) in the Hellenic Fund. Capital distributions of $1.3 million were made during the six months ended June 30, 2017. No capital distributions or calls were made during the six months ended June 30, 2016.
As of June 30, 2017, the estimated fair value of Third Point Re’s investment in the Hellenic Fund was $5.1 million (December 31, 2016 - $5.5 million), representing a 2.9% interest (December 31, 2016 - 2.8%). Third Point Re accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income.

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
The Company invests in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.  As of June 30, 2017, Third Point Re held a 6.9% equity (December 31, 2016 - 7.2%) and 13.3% debt interest (December 31, 2016 - 13.7%) in TP DR. The Company has elected the fair value option for its investments in TP DR and records changes in fair value in the condensed consolidated statements of income. The Company accounts for its equity investment in TP DR under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets.
As of June 30, 2017, the estimated fair value of the investment was $10.5 million (December 31, 2016 - $9.5 million), corresponding to $1.7 million of equity (December 31, 2016 - $0.9 million) and $8.8 million of debt interest (December 31, 2016 - $8.6 million). The Company has no further commitments or guarantees with respect to TP DR. The valuation policy with respect to this investment in investment funds is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
Cloudbreak II Cayman Ltd and TP Trading II LLC
The Company holds an equity interest in Cloudbreak II Cayman Ltd, Cloudbreak II US LLC (collectively, the “Cloudbreak entities”) and TP Trading II LLC which are affiliates of the Investment Manager.  The Company invests in the Cloudbreak entities and TP Trading II LLC alongside other investment funds managed by the Investment Manager. These entities’ are invested in a structure whose primary purpose is to purchase consumer loans for securitization and warrants from a marketplace lending platform.
As of June 30, 2017, the Cloudbreak entities held $5.9 million of the Company’s asset backed security investments, which are included in investments in securities in the condensed consolidated balance sheet. The Company’s pro rata interest in the underlying investments is registered in the name of Cloudbreak II US LLC and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income.
As of June 30, 2017, Third Point Re held a 15% interest in TP Trading II LLC. The Company has elected the fair value option for its investment TP Trading II LLC and records changes in fair value in the condensed consolidated statements of income. The Company accounts for its equity investment in TP Trading II LLC under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. As of June 30, 2017, the estimated fair value of the investment was $2.6 million.  The valuation policy with respect to this investment is further described in Note 4.

17. Earnings per share
The following sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding, net of treasury shares	102,283,844	104,132,797	103,144,078	104,195,336
Dilutive effect of options	1,084,217	403,547	937,864	358,015
Dilutive effect of warrants	988,830	556,829	860,484	553,222
Dilutive effect of restricted shares with service and performance condition	212,335	140,748	207,284	121,601
Diluted number of common shares outstanding	104,569,226	105,233,921	105,149,710	105,228,174
Basic earnings per common share:
Net income	$74,578	$53,376	$178,764	$2,247
Income allocated to participating shares	(71)	(169)	(204)	(7)
Net income available to common shareholders	$74,507	$53,207	$178,560	$2,240
Basic earnings per common share	$0.73	$0.51	$1.73	$0.02
Diluted earnings per common share:
Net income	$74,578	$53,376	$178,764	$2,247
Income allocated to participating shares	(69)	(167)	(200)	(7)
Net income available to common shareholders	$74,509	$53,209	$178,564	$2,240
Diluted earnings per common share	$0.71	$0.51	$1.70	$0.02
For the three months ended June 30, 2017 and 2016, anti-dilutive options of 4,322,659 and 4,370,193, respectively, were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2017 and 2016, anti-dilutive options of 4,322,659 and 4,416,193, respectively, were excluded from the computation of diluted earnings per share.
18. Related party transaction
In addition to the transactions disclosed in Notes 4, 8 and 16 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of June 30, 2017, Loan LLC held $104.6 million (December 31, 2016 - $124.1 million) and Ventures LLC held $29.9 million (December 31, 2016 - $22.6 million) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income.
19. Financial instruments with off-balance sheet risk or concentrations of credit risk
Off-balance sheet risk
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of June 30, 2017, the investment portfolio had a maximum payout amount of approximately $261.8 million (December 31, 2016 - $87.5 million) relating to written put option contracts with expiration ranging from three months to seven months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of June 30, 2017 was $3.5 million (December 31, 2016 - $1.3 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of June 30, 2017, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of June 30, 2017 and December 31, 2016:

June 30, 2017	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$4,015	$4,015	$—	$2,015	$(2,015)

December 31, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,943	$3,943	$—	$1,952	$(1,952)

(1)	As of June 30, 2017 and December 31, 2016, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
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
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of June 30, 2017, the Company’s maximum counterparty credit risk exposure was $51.0 million (December 31, 2016 - $28.1 million).
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
20. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of June 30, 2017, the Company had one unfunded capital commitment of $3.2 million related to its investment in the Hellenic Fund (see Note 16 for additional information).
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
21. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. The Company has also identified a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange (gains) losses and income tax expense.
The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$156,564	$—	$156,564

Gross premiums ceded	(1,425)	—	(1,425)
Net premiums written	155,139	—	155,139
Change in net unearned premium reserves	18,419	—	18,419
Net premiums earned	173,558	—	173,558
Expenses
Loss and loss adjustment expenses incurred, net	107,379	—	107,379
Acquisition costs, net	68,641	—	68,641
General and administrative expenses	9,649	5,365	15,014
Total expenses	185,669	5,365	191,034
Net underwriting loss	(12,111)	n/a	n/a
Net investment income	31,206	76,119	107,325
Other expenses	(2,105)	—	(2,105)
Interest expense	—	(2,051)	(2,051)
Foreign exchange losses	—	(4,781)	(4,781)
Income tax expense	—	(5,307)	(5,307)
Segment income including non-controlling interests	16,990	58,615	75,605
Segment income attributable to non-controlling interests	—	(1,027)	(1,027)
Segment income	$16,990	$57,588	$74,578

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	61.9%
Acquisition cost ratio	39.5%
Composite ratio	101.4%
General and administrative expense ratio	5.6%
Combined ratio	107.0%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended June 30, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$302,918	$—	$302,918
Gross premiums ceded	(2,550)	—	(2,550)
Net premiums written	300,368	—	300,368
Change in net unearned premium reserves	11,199	—	11,199
Net premiums earned	311,567	—	311,567
Expenses
Loss and loss adjustment expenses incurred, net	193,274	—	193,274
Acquisition costs, net	123,093	—	123,093
General and administrative expenses	15,961	9,625	25,586
Total expenses	332,328	9,625	341,953
Net underwriting loss	(20,761)	n/a	n/a
Net investment income	67,326	168,509	235,835
Other expenses	(5,006)	—	(5,006)
Interest expense	—	(4,077)	(4,077)
Foreign exchange losses	—	(4,796)	(4,796)
Income tax expense	—	(10,605)	(10,605)
Segment income including non-controlling interests	41,559	139,406	180,965
Segment income attributable to non-controlling interests	—	(2,201)	(2,201)
Segment income	$41,559	$137,205	$178,764

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	62.0%
Acquisition cost ratio	39.5%
Composite ratio	101.5%
General and administrative expense ratio	5.1%
Combined ratio	106.6%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended June 30, 2016
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$196,866	$—	$196,866
Gross premiums ceded	(1,425)	—	(1,425)
Net premiums written	195,441	—	195,441
Change in net unearned premium reserves	(62,319)	—	(62,319)
Net premiums earned	133,122	—	133,122
Expenses
Loss and loss adjustment expenses incurred, net	104,131	—	104,131
Acquisition costs, net	48,482	—	48,482
General and administrative expenses	6,085	4,158	10,243
Total expenses	158,698	4,158	162,856
Net underwriting loss	(25,576)	n/a	n/a
Net investment income	19,098	67,248	86,346
Other expenses	(3,173)	—	(3,173)
Interest expense	—	(2,046)	(2,046)
Foreign exchange gains	—	8,068	8,068
Income tax expense	—	(5,310)	(5,310)
Segment income (loss) including non-controlling interests	(9,651)	63,802	54,151
Segment income attributable to non-controlling interests	—	(775)	(775)
Segment income (loss)	$(9,651)	$63,027	$53,376

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	78.2%
Acquisition cost ratio	36.4%
Composite ratio	114.6%
General and administrative expense ratio	4.6%
Combined ratio	119.2%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended June 30, 2016
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$394,022	$—	$394,022
Gross premiums ceded	(1,425)	—	(1,425)
Net premiums written	392,597	—	392,597
Change in net unearned premium reserves	(122,673)	—	(122,673)
Net premiums earned	269,924	—	269,924
Expenses
Loss and loss adjustment expenses incurred, net	188,807	—	188,807
Acquisition costs, net	100,169	—	100,169
General and administrative expenses	13,147	8,384	21,531
Total expenses	302,123	8,384	310,507
Net underwriting loss	(32,199)	n/a	n/a
Net investment income	10,837	35,399	46,236
Other expenses	(5,879)	—	(5,879)
Interest expense	—	(4,094)	(4,094)
Foreign exchange gains	—	10,454	10,454
Income tax expense	—	(3,381)	(3,381)
Segment income (loss) including non-controlling interests	(27,241)	29,994	2,753
Segment income attributable to non-controlling interests	—	(506)	(506)
Segment income (loss)	$(27,241)	$29,488	$2,247

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	69.9%
Acquisition cost ratio	37.1%
Composite ratio	107.0%
General and administrative expense ratio	4.9%
Combined ratio	111.9%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three and six months ended June 30, 2017 and 2016 as a percentage of total gross premiums written in the relevant period:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Largest contract	65.9%	14.9%	34.0%	28.4%
Second largest contract	12.9%	12.6%	17.9%	n/a
Third largest contract	n/a	11.4%	n/a	n/a
Total for contracts contributing greater than 10% each	78.8%	38.9%	51.9%	28.4%
Total for contracts contributing less than 10% each	21.2%	61.1%	48.1%	71.6%
	100.0%	100.0%	100.0%	100.0%
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and six months ended June 30, 2017 and 2016:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	($ in thousands)
Property	$(8,827)	(5.6)%	$7,257	3.7%	$(8,815)	(2.9)%	$7,082	1.8%
Casualty	118,140	75.4%	149,129	75.7%	205,345	67.8%	160,506	40.7%
Specialty	47,251	30.2%	40,480	20.6%	106,388	35.1%	226,434	57.5%
	$156,564	100.0%	$196,866	100.0%	$302,918	100.0%	$394,022	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and six months ended June 30, 2017 and 2016:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	($ in thousands)
Prospective	$72,687	46.4%	$196,866	100.0%	$219,041	72.3%	$394,022	100.0%
Retroactive (1)	83,877	53.6%	—	—%	83,877	27.7%	—	—%
	$156,564	100.0%	$196,866	100.0%	$302,918	100.0%	$394,022	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three and six months ended June 30, 2017 and 2016:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	($ in thousands)
Largest broker	$107,612	68.7%	$63,084	32.0%	$107,612	35.5%	$181,205	46.0%
Second largest broker	22,448	14.3%	58,000	29.5%	73,499	24.3%	94,749	24.0%
Third largest broker	n/a	n/a	53,034	26.9%	35,269	11.6%	62,295	15.8%
Fourth largest broker	n/a	n/a	n/a	n/a	31,853	10.5%	n/a	n/a
Other	26,504	17.0%	22,748	11.6%	54,685	18.1%	55,773	14.2%
	$156,564	100.0%	$196,866	100.0%	$302,918	100.0%	$394,022	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and six months ended June 30, 2017 and 2016:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	($ in thousands)
United States	$1,340	0.8%	$124,446	63.2%	$43,769	14.4%	$167,738	42.6%
Bermuda	—	—%	46,539	23.6%	54,075	17.9%	46,539	11.8%
Other	4,480	2.9%	—	—%	4,480	1.5%	—	—%
United Kingdom	150,744	96.3%	25,881	13.2%	200,594	66.2%	179,745	45.6%
	$156,564	100.0%	$196,866	100.0%	$302,918	100.0%	$394,022	100.0%
22. Supplemental guarantor information
Third Point Reinsurance Ltd. fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, condensed consolidating statements of income and condensed consolidating statements of cash flows for the three and six months ended June 30, 2017 and 2016 for Third Point Reinsurance Ltd., TPRUSA and the non-guarantor subsidiaries of Third Point Reinsurance Ltd. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2017
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,941,170	$—	$1,941,170
Debt securities	—	—	702,515	—	702,515
Other investments	—	—	29,091	—	29,091
Total investments in securities	—	—	2,672,776	—	2,672,776
Cash and cash equivalents	279	275	7,701	—	8,255
Restricted cash and cash equivalents	—	—	372,068	—	372,068
Investment in subsidiaries	1,597,592	275,506	165,671	(2,038,769)	—
Due from brokers	—	—	424,163	—	424,163
Derivative assets, at fair value	—	—	45,110	—	45,110
Interest and dividends receivable	—	—	3,947	—	3,947
Reinsurance balances receivable	—	—	472,570	—	472,570
Deferred acquisition costs, net	—	—	203,193	—	203,193
Amounts due from (to) affiliates	(40,665)	(4,563)	45,228	—	—
Other assets	335	7,170	7,143	—	14,648
Total assets	$1,557,541	$278,388	$4,419,570	$(2,038,769)	$4,216,730
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,218	$40	$16,671	$—	$17,929
Reinsurance balances payable	—	—	65,456	—	65,456
Deposit liabilities	—	—	105,208	—	105,208
Unearned premium reserves	—	—	547,815	—	547,815
Loss and loss adjustment expense reserves	—	—	678,459	—	678,459
Securities sold, not yet purchased, at fair value	—	—	265,667	—	265,667
Due to brokers	—	—	777,179	—	777,179
Derivative liabilities, at fair value	—	—	11,949	—	11,949
Performance fee payable to related party	—	—	53,455	—	53,455
Interest and dividends payable	—	3,022	816	—	3,838
Senior notes payable, net of deferred costs	—	113,643	—	—	113,643
Total liabilities	1,218	116,705	2,522,675	—	2,640,598
Shareholders’ equity
Common shares	10,733	—	1,250	(1,250)	10,733
Treasury shares	(48,253)	—	—	—	(48,253)
Additional paid-in capital	1,098,857	165,808	1,532,480	(1,698,288)	1,098,857
Retained earnings (deficit)	494,986	(4,125)	343,356	(339,231)	494,986
Shareholders’ equity attributable to shareholders	1,556,323	161,683	1,877,086	(2,038,769)	1,556,323
Non-controlling interests	—	—	19,809	—	19,809
Total shareholders’ equity	1,556,323	161,683	1,896,895	(2,038,769)	1,576,132
Total liabilities and shareholders’ equity	$1,557,541	$278,388	$4,419,570	$(2,038,769)	$4,216,730

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,506,854	$—	$1,506,854
Debt securities	—	—	1,057,957	—	1,057,957
Other investments	—	—	82,701	—	82,701
Total investments in securities	—	—	2,647,512	—	2,647,512
Cash and cash equivalents	1,629	79	8,243	—	9,951
Restricted cash and cash equivalents	—	—	298,940	—	298,940
Investment in subsidiaries	1,413,078	269,622	165,324	(1,848,024)	—
Due from brokers	—	—	284,591	—	284,591
Derivative assets, at fair value	—	—	27,432	—	27,432
Interest and dividends receivable	—	—	6,505	—	6,505
Reinsurance balances receivable	—	—	381,951	—	381,951
Deferred acquisition costs, net	—	—	221,618	—	221,618
Amounts due from (to) affiliates	(142)	(8,394)	8,536	—	—
Other assets	637	5,507	11,000	—	17,144
Total assets	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644
Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,151	$40	$9,130	$—	$10,321
Reinsurance balances payable	—	—	43,171	—	43,171
Deposit liabilities	—	—	104,905	—	104,905
Unearned premium reserves	—	—	557,076	—	557,076
Loss and loss adjustment expense reserves	—	—	605,129	—	605,129
Securities sold, not yet purchased, at fair value	—	—	92,668	—	92,668
Due to brokers	—	—	899,601	—	899,601
Derivative liabilities, at fair value	—	—	16,050	—	16,050
Interest and dividends payable	—	3,057	386	—	3,443
Senior notes payable, net of deferred costs	—	113,555	—	—	113,555
Total liabilities	1,151	116,652	2,328,116	—	2,445,919
Shareholders’ equity
Common shares	10,650	—	1,250	(1,250)	10,650
Treasury shares	(7,389)	—	—	—	(7,389)
Additional paid-in capital	1,094,568	165,456	1,528,827	(1,694,283)	1,094,568
Retained earnings (deficit)	316,222	(15,294)	167,785	(152,491)	316,222
Shareholders’ equity attributable to shareholders	1,414,051	150,162	1,697,862	(1,848,024)	1,414,051
Non-controlling interests	—	—	35,674	—	35,674
Total shareholders’ equity	1,414,051	150,162	1,733,536	(1,848,024)	1,449,725
Total liabilities and shareholders’ equity	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended June 30, 2017
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$156,564	$—	$156,564
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	155,139	—	155,139
Change in net unearned premium reserves	—	—	18,419	—	18,419
Net premiums earned	—	—	173,558	—	173,558
Net investment income	—	—	107,325	—	107,325
Equity in earnings (losses) of subsidiaries	75,843	4,843	(10)	(80,676)	—
Total revenues	75,843	4,843	280,873	(80,676)	280,883
Expenses
Loss and loss adjustment expenses incurred, net	—	—	107,379	—	107,379
Acquisition costs, net	—	—	68,641	—	68,641
General and administrative expenses	1,265	12	13,737	—	15,014
Other expenses	—	—	2,105	—	2,105
Interest expense	—	2,051	—	—	2,051
Foreign exchange losses	—	—	4,781	—	4,781
Total expenses	1,265	2,063	196,643	—	199,971
Income before income tax expense	74,578	2,780	84,230	(80,676)	80,912
Income tax (expense) benefit	—	722	(6,029)	—	(5,307)
Income including non-controlling interests	74,578	3,502	78,201	(80,676)	75,605
Income attributable to non-controlling interests	—	—	(1,027)	—	(1,027)
Net income	$74,578	$3,502	$77,174	$(80,676)	$74,578

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six months ended June 30, 2017
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$302,918	$—	$302,918
Gross premiums ceded	—	—	(2,550)	—	(2,550)
Net premiums written	—	—	300,368	—	300,368
Change in net unearned premium reserves	—	—	11,199	—	11,199
Net premiums earned	—	—	311,567	—	311,567
Net investment income	—	—	235,835	—	235,835
Equity in earnings (losses) of subsidiaries	181,213	13,832	(5)	(195,040)	—
Total revenues	181,213	13,832	547,397	(195,040)	547,402
Expenses
Loss and loss adjustment expenses incurred, net	—	—	193,274	—	193,274
Acquisition costs, net	—	—	123,093	—	123,093
General and administrative expenses	2,449	20	23,117	—	25,586
Other expenses	—	—	5,006	—	5,006
Interest expense	—	4,077	—	—	4,077
Foreign exchange losses	—	—	4,796	—	4,796
Total expenses	2,449	4,097	349,286	—	355,832
Income before income tax expense	178,764	9,735	198,111	(195,040)	191,570
Income tax (expense) benefit	—	1,434	(12,039)	—	(10,605)
Income including non-controlling interests	178,764	11,169	186,072	(195,040)	180,965
Income attributable to non-controlling interests	—	—	(2,201)	—	(2,201)
Net income	$178,764	$11,169	$183,871	$(195,040)	$178,764

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three months ended June 30, 2016
(expressed in thousands of U.S. dollars)
	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$196,866	$—	$196,866
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	195,441	—	195,441
Change in net unearned premium reserves	—	—	(62,319)	—	(62,319)
Net premiums earned	—	—	133,122	—	133,122
Net investment income	—	—	86,346	—	86,346
Equity in earnings (losses) of subsidiaries	54,715	6,551	(12)	(61,254)	—
Total revenues	54,715	6,551	219,456	(61,254)	219,468
Expenses
Loss and loss adjustment expenses incurred, net	—	—	104,131	—	104,131
Acquisition costs, net	—	—	48,482	—	48,482
General and administrative expenses	1,339	28	8,876	—	10,243
Other expenses	—	—	3,173	—	3,173
Interest expense	—	2,046	—	—	2,046
Foreign exchange gains	—	—	(8,068)	—	(8,068)
Total expenses	1,339	2,074	156,594	—	160,007
Income before income tax expense	53,376	4,477	62,862	(61,254)	59,461
Income tax (expense) benefit	—	725	(6,035)	—	(5,310)
Income including non-controlling interests	53,376	5,202	56,827	(61,254)	54,151
Income attributable to non-controlling interests	—	—	(775)	—	(775)
Net income	$53,376	$5,202	$56,052	$(61,254)	$53,376

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
Six months ended June 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$394,022	$—	$394,022
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	392,597	—	392,597
Change in net unearned premium reserves	—	—	(122,673)	—	(122,673)
Net premiums earned	—	—	269,924	—	269,924
Net investment income	—	—	46,236	—	46,236
Equity in earnings (losses) of subsidiaries	4,561	2,099	(43)	(6,617)	—
Total revenues	4,561	2,099	316,117	(6,617)	316,160
Expenses
Loss and loss adjustment expenses incurred, net	—	—	188,807	—	188,807
Acquisition costs, net	—	—	100,169	—	100,169
General and administrative expenses	2,314	30	19,187	—	21,531
Other expenses	—	—	5,879	—	5,879
Interest expense	—	4,094	—	—	4,094
Foreign exchange gains	—	—	(10,454)	—	(10,454)
Total expenses	2,314	4,124	303,588	—	310,026
Income (loss) before income tax (expense) benefit	2,247	(2,025)	12,529	(6,617)	6,134
Income tax (expense) benefit	—	1,443	(4,824)	—	(3,381)
Income (loss) including non-controlling interests	2,247	(582)	7,705	(6,617)	2,753
Income attributable to non-controlling interests	—	—	(506)	—	(506)
Net income (loss)	$2,247	$(582)	$7,199	$(6,617)	$2,247

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2017
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income including non-controlling interests	$178,764	$11,169	$186,072	$(195,040)	$180,965
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(181,213)	(13,832)	5	195,040	—
Share compensation expense	73	—	3,301	—	3,374
Net interest expense on deposit liabilities	—	—	312	—	312
Net unrealized gain on investments and derivatives	—	—	(128,168)	—	(128,168)
Net realized gain on investments and derivatives	—	—	(154,504)	—	(154,504)
Net foreign exchange losses	—	—	4,796	—	4,796
Amortization of premium and accretion of discount, net	—	88	(210)	—	(122)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(85,733)	—	(85,733)
Deferred acquisition costs, net	—	—	18,425	—	18,425
Other assets	302	(1,663)	3,869	—	2,508
Interest and dividends receivable, net	—	(35)	2,988	—	2,953
Unearned premium reserves	—	—	(9,261)	—	(9,261)
Loss and loss adjustment expense reserves	—	—	63,769	—	63,769
Accounts payable and accrued expenses	67	—	7,482	—	7,549
Reinsurance balances payable	—	—	22,237	—	22,237
Performance fees payable to related party	—	—	53,455	—	53,455
Amounts due from (to) affiliates	40,523	(3,831)	(36,692)	—	—
Net cash provided by (used in) operating activities	38,516	(8,104)	(47,857)	—	(17,445)
Investing activities
Purchases of investments	—	—	(1,712,929)	—	(1,712,929)
Proceeds from sales of investments	—	—	1,966,027	—	1,966,027
Purchases of investments to cover short sales	—	—	(306,237)	—	(306,237)
Proceeds from short sales of investments	—	—	462,066	—	462,066
Change in due to/from brokers, net	—	—	(261,994)	—	(261,994)
Change in restricted cash and cash equivalents	—	—	(73,128)	—	(73,128)
Net cash provided by (used in) investing activities	—	—	73,805	—	73,805
Financing activities
Proceeds from issuance of common shares, net of costs	998	—	—	—	998
Purchases of common shares under share repurchase program	(40,864)	—	—	—	(40,864)
Decrease in deposit liabilities, net	—	—	(124)	—	(124)
Non-controlling interest in investment affiliate, net	—	—	(18,066)	—	(18,066)
Dividend received by (paid to) parent	—	8,300	(8,300)	—	—
Net cash provided by (used in) financing activities	(39,866)	8,300	(26,490)	—	(58,056)
Net increase (decrease) in cash and cash equivalents	(1,350)	196	(542)	—	(1,696)
Cash and cash equivalents at beginning of period	1,629	79	8,243	—	9,951
Cash and cash equivalents at end of period	$279	$275	$7,701	$—	$8,255

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six months ended June 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Reinsurance Ltd.	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Income (loss) including non-controlling interests	$2,247	$(582)	$7,705	$(6,617)	$2,753
Adjustments to reconcile income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(4,561)	(2,099)	43	6,617	—
Share compensation expense	181	—	4,521	—	4,702
Net interest expense on deposit liabilities	—	—	1,331	—	1,331
Net unrealized loss on investments and derivatives	—	—	670	—	670
Net realized gain on investments and derivatives	—	—	(41,954)	—	(41,954)
Net foreign exchange gains	—	—	(10,454)	—	(10,454)
Amortization of premium and accretion of discount, net	—	88	1,925	—	2,013
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(133,672)	—	(133,672)
Deferred acquisition costs, net	—	—	(24,558)	—	(24,558)
Other assets	394	(1,442)	(970)	—	(2,018)
Interest and dividends receivable, net	—	(20)	3,332	—	3,312
Unearned premium reserves	—	—	123,687	—	123,687
Loss and loss adjustment expense reserves	—	—	79,645	—	79,645
Accounts payable and accrued expenses	(911)	10	(1,237)	—	(2,138)
Reinsurance balances payable	—	—	21,890	—	21,890
Performance fees payable to related party	—	—	2,954	—	2,954
Amounts due from (to) affiliates	8,876	4,042	(12,918)	—	—
Net cash provided by (used in) operating activities	6,226	(3)	21,940	—	28,163
Investing activities
Purchases of investments	—	—	(2,031,742)	—	(2,031,742)
Proceeds from sales of investments	—	—	1,615,954	—	1,615,954
Purchases of investments to cover short sales	—	—	(736,668)	—	(736,668)
Proceeds from short sales of investments	—	—	694,371	—	694,371
Change in due to/from brokers, net	—	—	208,886	—	208,886
Increase in securities sold under an agreement to repurchase	—	—	159,412	—	159,412
Change in restricted cash and cash equivalents	—	—	50,846	—	50,846
Contributed capital to subsidiaries	(5,000)	5,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(5,000)	5,000	—	—
Net cash provided by (used in) investing activities	(5,000)	—	(33,941)	—	(38,941)
Financing activities
Proceeds from issuance of common shares, net of costs	1,046	—	—	—	1,046
Purchases of common shares under share repurchase program	(7,389)	—	—	—	(7,389)
Increase in deposit liabilities, net	—	—	3,752	—	3,752
Dividend received by (paid to) parent	5,000	—	(5,000)	—	—
Net cash provided by (used in) financing activities	(1,343)	—	(1,248)	—	(2,591)
Net decrease in cash and cash equivalents	(117)	(3)	(13,249)	—	(13,369)
Cash and cash equivalents at beginning of period	308	5	20,094	—	20,407
Cash and cash equivalents at end of period	$191	$2	$6,845	$—	$7,038

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

The table below shows the key performance indicators that we believe are most meaningful in analyzing our consolidated business for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting income (loss) (1)	$(12,111)	$(25,576)	$(20,761)	$(32,199)
Combined ratio (1)	107%	119.2%	106.6%	111.9%
Key investment return metrics:
Net investment income	$107,325	$86,346	$235,835	$46,236
Net investment return on investments managed by Third Point LLC	4.5%	4.0%	10.6%	1.9%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$15.36	$13.57	$15.36	$13.57
Diluted book value per share (2) (3)	$14.74	$13.16	$14.74	$13.16
Change in diluted book value per share (2)	5.0%	4.1%	12.0%	0.2%
Return on beginning shareholders’ equity (2)	5.0%	4.0%	12.8%	0.2%
Invested asset leverage (3)	1.53	1.55	1.53	1.55

(1)	See Note 21 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations below.

(3)	Prior year comparatives represent amounts as of December 31, 2016.
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 21 to our condensed consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s underwriting profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 21 to our condensed consolidated financial statements.
Net Investment Income
Net investment income is an important measure that affects overall profitability. Net investment income is primarily affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operations. Pursuant to our investment management agreements, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. Our investment management agreements allow us to withdraw cash from our investment accounts with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses.

Net Investment Income on Float
We track cash flows generated by our property and casualty reinsurance operations, or float, in separate accounts that allow us to also track the net investment income generated on the float. We believe that net investment income on float is an important consideration because it assists our management and investors in evaluating the overall contribution of our property and casualty reinsurance operations to our consolidated results. Net investment income on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income on float to net investment income.
Net investment income for the three and six months ended June 30, 2017 and 2016 was comprised of the following:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Net investment income on float	$31,206	19,098	$67,326	$10,837
Net investment income on capital	75,926	67,014	168,049	34,918
Net investment income on investments managed by Third Point LLC	107,132	86,112	235,375	45,755
Net gain on investment in Kiskadee Fund	193	234	460	481
Net investment income	$107,325	$86,346	$235,835	$46,236
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
As of June 30, 2017, book value per share was $15.36, representing an increase of $0.79 per share, or 5.4%, from $14.57 per share as of March 31, 2017. As of June 30, 2017, diluted book value per share was $14.74, representing an increase of $0.70 per share, or 5.0%, from $14.04 per share as of March 31, 2017. The increases were primarily due to net income in the period.
As of June 30, 2017, book value per share was $15.36, representing an increase of $1.79 per share, or 13.2%, from $13.57 per share as of December 31, 2016. As of June 30, 2017, diluted book value per share was $14.74, representing an increase of $1.58 per share, or 12.0%, from $13.16 per share as of December 31, 2016. The increases were primarily due to net income in the period.

The changes in book value per share and diluted book value per share were also impacted by share activity including share repurchases and the issuance of performance restricted shares.
The following table sets forth the computation of basic and diluted book value per share as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Total shareholders' equity	$1,576,132	$1,449,725
Less: non-controlling interests	(19,809)	(35,674)
Shareholders' equity attributable to shareholders	1,556,323	1,414,051
Effect of dilutive warrants issued to founders and an advisor	46,512	46,512
Effect of dilutive stock options issued to directors and employees	51,930	52,930
Diluted book value per share numerator:	$1,654,765	$1,513,493
Basic and diluted book value per share denominator:
Issued and outstanding shares, net of treasury shares	101,339,828	104,173,748
Effect of dilutive warrants issued to founders and an advisor	4,651,163	4,651,163
Effect of dilutive stock options issued to directors and employees	5,174,333	5,274,333
Effect of dilutive restricted shares issued to directors and employees (1)	1,127,928	878,529
Diluted book value per share denominator:	112,293,252	114,977,773

Basic book value per share	$15.36	$13.57
Diluted book value per share	$14.74	$13.16

(1)
As of June 30, 2017, the effect of dilutive restricted shares issued to directors and employees was comprised of 107,847 restricted shares with a service condition only and 1,020,081 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity
Return on beginning shareholders’ equity as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity is calculated by dividing net income (loss) by the beginning shareholders’ equity attributable to shareholders. We believe that return on beginning shareholders’ equity is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the three and six months ended June 30, 2017, we have also adjusted the beginning shareholders’ equity for the impact of the shares repurchased on a weighted average basis. This adjustment increased the stated returns on beginning shareholders’ equity.
Return on beginning shareholders’ equity for the three and six months ended June 30, 2017 and 2016 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)
Net income	$74,578	$53,376	$178,764	$2,247
Shareholders’ equity attributable to shareholders - beginning of period	1,501,681	1,331,247	1,414,051	1,379,726
Impact of weighting related to shareholders’ equity from shares repurchased	(9,863)	(2,609)	(16,882)	(1,305)
Adjusted shareholders’ equity attributable to shareholders - beginning of period	$1,491,818	$1,328,638	$1,397,169	$1,378,421
Return on beginning shareholders’ equity	5.0%	4.0%	12.8%	0.2%

Invested asset leverage

Invested asset leverage is a ratio calculated by dividing our net investments managed by Third Point LLC by shareholders’ equity attributable to shareholders and is a key metric in assessing the amount of insurance float generated by our reinsurance operation that has been invested by our investment manager, Third Point LLC.  Given the sensitivity of our return on beginning shareholders’ equity to our net investment return on investments managed by Third Point LLC, invested asset leverage is an important metric that management monitors.  It is also an important metric by which we evaluate our capital adequacy for rating agency and regulatory purposes.  Maintaining an appropriate invested asset leverage to optimize the return potential of the Company, while maintaining sufficient rating agency and regulatory capital is an important aspect of how we manage the Company.
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
Investment-related expenses primarily consist of management fees we pay to our investment manager, Third Point LLC, and performance fees we pay to TP GP. A 1.5% management fee calculated on net investment assets under management is paid monthly to Third Point LLC. In addition, a performance fee equal to 20% of the net investment income is paid annually to TP GP. See Note 8 to our condensed consolidated financial statements for additional information on our Founders and management, performance and founders fees. We include these expenses in net investment income in our condensed consolidated statements of income. The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a Loss Recovery Account which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and which is allocated to future profit amounts until the Loss Recovery Account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements.
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
During our first four years of operation through 2015, we had significant premium growth and float generation and reached a premium level that supports our fixed expense base and an invested asset leverage that appropriately utilizes our capital. As a result of challenging market conditions, it has been more difficult to originate reinsurance opportunities that meet our underwriting standards and therefore gross written premium in 2016 was slightly lower than 2015. Given current market conditions and our focus on improving underwriting results, it is possible that our premiums written for 2017 may decline further.
Consolidated Results of Operations—Three and six months ended June 30, 2017 and 2016:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2017 and 2016:

	Three months ended			Six months ended
	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Net underwriting income (loss) (1)	$(12,111)	$(25,576)	$13,465	$(20,761)	$(32,199)	$11,438
Net investment income	107,325	86,346	20,979	235,835	46,236	189,599
Net investment return on investments managed by Third Point LLC	4.5%	4.0%	0.5%	10.6%	1.9%	8.7%
Foreign exchange gains (losses)	(4,781)	8,068	(12,849)	(4,796)	10,454	(15,250)
Income tax expense	(5,307)	(5,310)	(3)	(10,605)	(3,381)	7,224
Net income	$74,578	$53,376	$21,202	$178,764	$2,247	$176,517

(1)	Property and Casualty Reinsurance segment only.
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income. See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income for the three and six months ended June 30, 2017 compared to the prior year periods were primarily due to the following:

•
The decrease in net underwriting loss for the three and six months ended June 30, 2017 was primarily due to adverse development on certain contracts in the prior year periods compared to small favorable development in the current year periods. See “Segment Results” below for additional details.

•
The change in foreign exchange gains (losses) was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds where the United States dollar weakened in the current year periods compared to prior year periods where the United States dollar strengthened.

•	The increase in income tax expense for the six months ended June 30, 2017 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries.
Segment Results—Three and six months ended June 30, 2017 and 2016.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance. We have also identified a corporate function that includes investment results, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange (gains) losses and income tax expense.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and six months ended June 30, 2017 and 2016:

	Three months ended			Six months ended
	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Gross premiums written	$156,564	$196,866	$(40,302)	$302,918	$394,022	$(91,104)
Net premiums earned	173,558	133,122	40,436	311,567	269,924	41,643
Loss and loss adjustment expenses incurred, net	107,379	104,131	3,248	193,274	188,807	4,467
Acquisition costs, net	68,641	48,482	20,159	123,093	100,169	22,924
General and administrative expenses	9,649	6,085	3,564	15,961	13,147	2,814
Net underwriting income (loss )	(12,111)	(25,576)	13,465	(20,761)	(32,199)	11,438
Net investment income on float	31,206	19,098	12,108	67,326	10,837	56,489
Other expenses	2,105	3,173	(1,068)	(5,006)	(5,879)	873
Segment income (loss)	$16,990	$(9,651)	$26,641	$41,559	$(27,241)	$68,800
Underwriting ratios (1):
Loss ratio	61.9%	78.2%	(16.3)%	62.0%	69.9%	(7.9)%
Acquisition cost ratio	39.5%	36.4%	3.1%	39.5%	37.1%	2.4%
Composite ratio	101.4%	114.6%	(13.2)%	101.5%	107.0%	(5.5)%
General and administrative expense ratio	5.6%	4.6%	1.0%	5.1%	4.9%	0.2%
Combined ratio	107.0%	119.2%	(12.2)%	106.6%	111.9%	(5.3)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation and/or cancellation provisions; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and six months ended June 30, 2017 and 2016:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	($ in thousands)
Property	$(8,827)	(5.6)%	$7,257	3.7%	$(8,815)	(2.9)%	$7,082	1.8%
Casualty	118,140	75.4%	149,129	75.7%	205,345	67.8%	160,506	40.7%
Specialty	47,251	30.2%	40,480	20.6%	106,388	35.1%	226,434	57.5%
	$156,564	100.0%	$196,866	100.0%	$302,918	100.0%	$394,022	100.0%
The decrease in gross premiums written of $40.3 million, or 20.5%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was driven by:
Factors resulting in decreases:

•
We recognized a net increase in premium of $20.2 million in the three months ended June 30, 2017 compared to a net increase of $82.4 million in the three months ended June 30, 2016 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•
We recognized $52.9 million of premium in the three months ended June 30, 2016 related to contracts that we did not renew in the three months ended June 30, 2017 as a result of underlying terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $14.3 million and $49.1 million for the three months ended June 30, 2017 and 2016, respectively. The increases in premium estimates for the three months ended June 30, 2017 and 2016 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
Changes in renewal premiums for the three months ended June 30, 2017 resulted in a net decrease in premiums of $5.7 million primarily due to a reduction in our participation on one contract that was renewed in the period.

Factor resulting in an increase:

•	In the three months ended June 30, 2017, we wrote $115.3 million of new premium, which included $83.9 million of new retroactive exposures in reinsurance contracts.
The decrease in gross premiums written of $91.1 million, or 23.1%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was driven by:
Factors resulting in decreases:

•
We recognized $147.6 million of premium in the six months ended June 30, 2016 related to contracts that did not renew in the six months ended June 30, 2017 as a result of underlying terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $15.6 million and $50.4 million for the six months ended June 30, 2017 and 2016, respectively. The increases in premium estimates for the six months ended June 30, 2017 and 2016 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
We recognized a net increase in premium of $80.4 million in the six months ended June 30, 2017 compared to a net increase of $113.6 million in the six months ended June 30, 2016 related to net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•
Changes in renewal premiums for the six months ended June 30, 2017 resulted in a net decrease in premiums of $5.7 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factor resulting in an increase:

•	In the six months ended June 30, 2017, we wrote $130.2 million of new premium, which included $83.9 million of new retroactive exposures in reinsurance contracts.
Net Premiums Earned
The increase in net premiums earned was primarily due to the addition of $83.9 million of new retroactive exposures in reinsurance contracts included in net premiums earned in the three and six months ended June 30, 2017, partially offset by a lower in-force underwriting portfolio. We did not write any retroactive reinsurance contracts in the three and six months ended June 30, 2016.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in mix of business and prior years’ reserve development. The following is a summary of reserve development for the three and six months ended June 30, 2017 and 2016:
For the three months ended June 30, 2017, we incurred $30.9 million of net favorable prior years’ reserve development which was primarily a result of having favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the favorable reserve development associated with these contracts was offset by similar increases in acquisition costs, resulting in a net decrease of $0.04 million, or nil percentage points, in net underwriting loss.
For the three months ended June 30, 2016, we incurred $14.7 million of net adverse prior years’ reserve development. The $14.7 million of net adverse prior years’ reserve development was accompanied by net decreases of $1.8 million in acquisition costs, resulting in a net increase of $12.9 million in net underwriting loss, or 9.7 percentage points. The net impact of the adverse loss development was primarily due to:

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

•
$2.7 million of net adverse underwriting loss development relating to our Florida homeowners’ reinsurance contracts, primarily as a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters, which has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses. Contracts for which we experienced this adverse loss development have not been renewed; and

•
$1.9 million of net adverse underwriting loss development relating to non-standard auto contracts during the period, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection.

For the six months ended June 30, 2017, we incurred $32.5 million of net favorable prior years’ reserve development. The $32.5 million of net favorable prior years’ reserve development for the six months ended June 30, 2017 was primarily a result of having favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the favorable reserve development associated with these contracts was offset by similar increases in acquisition costs , resulting in a net decrease of $0.03 million, or nil percentage points, in net underwriting loss.
For the six months ended June 30, 2016, we incurred $14.4 million of net adverse prior years’ reserve development. The $14.4 million of net adverse prior years’ reserve development for the six months ended June 30, 2016 was accompanied by net decreases of $1.9 million in acquisition costs, resulting in a net increase of $12.5 million in net underwriting loss, or 4.6 percentage points. As a result of limited loss development in the first quarter of 2016, the drivers of the adverse loss development for the six months ended June 30, 2016 are the same as for the three months ended June 30, 2016, which are explained above.
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
Many of our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios. The increase in acquisition costs, net and the related acquisition cost ratio for the three and six months ended June 30, 2017 was primarily due to favorable development on two retroactive reinsurance contracts which have profit commission terms such that the favorable development associated with these contracts was entirely offset by similar increases in acquisition cost, which resulted in an increase in acquisition costs of $25.8 million in the three and six months ended June 30, 2017.
Net Investment Income
Net investment income allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The change in net investment income on float for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to the change in investment returns compared to the prior year periods. See the discussion of net investment income under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the years presented.
General and Administrative Expenses
The increase in general and administrative expenses and the related general and administrative expenses ratio for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to an increase in our annual incentive plan compensation expense, partially offset by lower stock compensation expense as a result of most stock options granted to certain employees being fully vested. Our annual incentive plan is based on the Company’s return on average equity and we increased our accruals in the second quarter to reflect the performance of the Company to date.

Corporate Function
The following table sets forth net income and the period over period changes for the Corporate Function for the three and six months ended June 30, 2017 and 2016:

	Three months ended			Six months ended
	June 30, 2017	June 30, 2016	Change	June 30, 2017	June 30, 2016	Change
	($ in thousands)
Net investment income on capital	$76,119	$67,248	$8,871	$168,509	$35,399	$133,110
General and administrative expenses	5,365	4,158	1,207	9,625	8,384	1,241
Interest expense	2,051	2,046	5	4,077	4,094	(17)
Foreign exchange gains (losses)	(4,781)	8,068	(12,849)	(4,796)	10,454	(15,250)
Income tax expense	(5,307)	(5,310)	3	(10,605)	(3,381)	(7,224)
Segment loss attributable to non-controlling interests	(1,027)	(775)	(252)	(2,201)	(506)	(1,695)
Segment income	$57,588	$63,027	$(5,439)	$137,205	$29,488	$107,717
Investment Results
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three and six months ended June 30, 2017 and 2016:

	Three months ended
	June 30, 2017			June 30, 2016
	Long	Short	Net	Long	Short	Net
Equity	6.5%	(1.1)%	5.4%	0.6%	(0.3)%	0.3%
Credit	(0.3)%	(0.3)%	(0.6)%	4.0%	(0.2)%	3.8%
Other	0.2%	(0.5)%	(0.3)%	(0.1)%	—%	(0.1)%
Net investment return on investments managed by Third Point LLC	6.4%	(1.9)%	4.5%	4.5%	(0.5)%	4.0%

S&P 500 Total Return Index			3.1%			2.5%

	Six months ended
	June 30, 2017			June 30, 2016
	Long	Short	Net	Long	Short	Net
Long/short equities	13.0%	(2.2)%	10.8%	—%	(0.7)%	(0.7)%
Credit	0.1%	(0.4)%	(0.3)%	4.1%	(0.4)%	3.7%
Other	1.0%	(0.9)%	0.1%	(0.2)%	(0.9)%	(1.1)%
Net investment return on investments managed by Third Point LLC	14.1%	(3.5)%	10.6%	3.9%	(2.0)%	1.9%

S&P 500 Total Return Index			9.3%			3.8%
For the three months ended June 30, 2017, the long equity strategy was the primary driver of returns. Within equities, we saw positive attribution across every sector with large long investments in the healthcare and industrials portfolios contributing the majority of positive returns. Gains in our long equity strategy were partially offset by losses in market hedges and short equity positions. Modest losses in the credit strategy were primarily driven by both long and short performing credit investments. Losses from macroeconomic hedges were partially offset by gains in currency, private and risk arbitrage investments in the other strategy.

For the six months ended June 30, 2017, the net investment results were led by strong gains in the long equity strategy, outpacing the S&P 500 for the same period with significantly less exposure at risk. The strategy saw positive attribution from every sector in which the portfolio is invested. The long equity portfolio performance was partially offset by negative performance from short equity positions, including market hedges. The credit strategy detracted modestly with flat or negative performance from each sub-strategy. In the other strategy, losses from macroeconomic hedges were offset by positive contribution from risk arbitrage, private and currency investments.
The positive return for the three months ended June 30, 2016 was primarily a result of Third Point LLC’s long credit portfolios.Within credit, we saw positive performance in our sovereign, structured and corporate portfolios. Our investment accounts benefited from positive attribution from each sub-strategy with the exception of the macro and other category.  Within equities, significant gains in the healthcare and industrials sectors were offset by modest losses in hedges and the technology, media and telecommunications sector.
The strong performance in the second quarter of 2016 outweighed moderate losses in the first quarter of 2016 to generate positive returns for the first sixth months of 2016, driven by Third Point LLC’s corporate and sovereign credit portfolios. Negative returns in other strategies were primarily attributable to losses in our long equity and structured credit portfolios. Outperformance from several core portfolio positions within our long equity portfolio were more than offset by the losses from one healthcare position in the six months ended June 30, 2016. The macro and other category reduced returns in the first half of 2016 as a result of a markdown of a private position and negative performance from several currency and macroeconomic hedges.
Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a list of risks and factors that could adversely impact our investments results.
General and Administrative Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a related headcount analysis. The increase in general and administrative expenses related to corporate activities for the three and six months ended June 30, 2017 was primarily due to an increase in our annual incentive plan compensation expense, partially offset by lower stock compensation expense. Our annual incentive plan is based on the Company’s return on average equity and we increased our accruals in the second quarter to reflect the performance of the Company to date.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense.
Foreign Exchange Gains (Losses)
The foreign exchange losses for the three and six months ended June 30, 2017 compared to the foreign exchange gains for the three and six months ended June 30, 2016 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had strengthened during the prior year period compared to the current year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities, generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 13 to our condensed consolidated financial statements for additional information regarding income taxes. The increase in income tax expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to higher taxable income generated by our U.S. subsidiaries.

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
As of June 30, 2017, $1,886.8 million, or 70.6% (December 31, 2016 - $1,452.3 million, or 54.9%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
As of December 31, 2016, Third Point Re could pay dividends to Third Point Reinsurance Ltd. of approximately $326.9 million). Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement we have entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Reinsurance Ltd. of approximately $25.5 million as of June 30, 2017 (December 31, 2016 - $19.6 million).
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re or Third Point Re USA to Third Point Reinsurance

Ltd. After several years of premium growth and float generation from our inception, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given difficult market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.
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
Operating, investing and financing cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	($ in thousands)
Net cash provided by (used in) operating activities	$(17,445)	$28,163
Net cash provided by (used in) investing activities	73,805	(38,941)
Net cash used in financing activities	(58,056)	(2,591)
Net decrease in cash and cash equivalents	(1,696)	(13,369)
Cash and cash equivalents at beginning of period	9,951	20,407
Cash and cash equivalents at end of period	$8,255	$7,038
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The decrease in cash flows from operating activities in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to lower float generated from our reinsurance operations in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excess cash generated from our operating activities is then invested by Third Point LLC, which is reflected in the cash used in investing activities.
For the six months ended June 30, 2017 and 2016, we redeemed $15.1 million and contributed $36.6 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP. The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows provided by investing activities for the six months ended June 30, 2017 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations and share repurchases. Cash flows used in investing activities for the six months ended June 30, 2016 primarily reflects the investment of float generated from our reinsurance operations, including the proceeds from deposit contracts.

Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2017 consisted of $18.1 million of net withdrawals from the non-controlling interests and $40.9 million for shares repurchased. Cash flows used in financing activities for the six months ended June 30, 2016 consisted of $7.4 million for shares repurchased partially offset by contributions received on deposit contracts.
For the period from inception until June 30, 2017, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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
Restricted cash and cash equivalents and restricted investments increased by $4.2 million, or 0.6%, to $730.5 million as of June 30, 2017 from $726.2 million as of December 31, 2016. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral partially offset by lower letter of credit usage. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 10 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of June 30, 2017, $218.0 million (December 31, 2016 - $231.8 million) of letters of credit, representing 45.9% of the total available facilities of $475.0 million, had been issued (December 31, 2016 - 44.2% (based on total available facilities of $525.0 million)).
Under the letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of June 30, 2017, total cash and cash equivalents with a fair value of $219.5 million (December 31, 2016 - $231.8 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 5 to our condensed consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.The collateral amounts securing letters of credit are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of June 30, 2017.
Financial Condition
Shareholders’ equity
As of June 30, 2017, total shareholders’ equity was $1,576.1 million, compared to $1,449.7 million as of December 31, 2016. The increase was primarily due to net income of $178.8 million and share compensation expense and proceeds from stock options exercised totaling $4.4 million, partially offset by net distributions and contributions of non-

controlling interests of $18.1 million, primarily related to our investment in our joint venture with Third Point LLC, and share repurchases of $40.9 million in the six months ended June 30, 2017.
Investments
As of June 30, 2017, total cash and net investments managed by Third Point LLC was $2,385.5 million, compared to $2,191.6 million as of December 31, 2016. The increase was primarily due to net investment income on investments managed by Third Point LLC of $235.4 million, partially offset by net redemptions of $34.8 million.
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
As of June 30, 2017, we had an unfunded capital commitment of $3.2 million related to our investment in the Hellenic Fund (see Note 16 to our condensed consolidated financial statements for additional information).
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
There have been no material changes in our critical accounting estimates for the six months ended June 30, 2017. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2016 Form 10-K.
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
As of June 30, 2017, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of June 30, 2017, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $161.7 million, or 6.6% of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $381.2 million, or 13.6%, were written in currencies other than the U.S. dollar. As of June 30, 2017, loss and loss adjustment expense reserves included $151.2 million (December 31, 2016 - $94.5 million) and net reinsurance balances receivable included $94.9 million (December 31, 2016 - $5.1 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $99.7 million as of June 30, 2017 (December 31, 2016 - $104.2 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2017, our total net short exposure to foreign denominated securities represented 8.2% (December 31, 2016 - 10.6%) of our investment portfolio including cash and cash equivalents, of $200.8 million (December 31, 2016 - $204.0 million).

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of June 30, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$15,999	0.65%	$(15,999)	(0.65)%
Saudi Arabian Riyal	11,217	0.46%	(11,217)	(0.46)%
Swiss Franc	(3,734)	(0.15)%	3,734	0.15%
Other	(3,408)	(0.14)%	3,408	0.14%
Total	$20,074	0.82%	$(20,074)	(0.82)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments(1)	$(9,318)	(0.4)%	$9,660	0.4%
Asset-backed securities(2)	(2,990)	(0.1)%	3,078	0.1%
Interest rate swaps and derivatives	4,080	0.2%	(4,080)	(0.2)%
Net exposure to interest rate risk	$(8,228)	(0.3)%	$8,658	0.3%

(1)	Includes interest rate risk associated with investments held in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on June 30, 2017. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of June 30, 2017, our investment portfolio had de minimis (December 31, 2016 - de minimis) commodity exposure.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk in several reinsurance contracts with companies that write credit risk insurance, which primarily consists of mortgage insurance credit risk. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. We mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification and monitoring of risk aggregations. We have written $247.2 million, or 8.8%, of credit and financial lines premium since inception, of which $18.8 million was written in the six months ended June 30, 2017. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States. We also wrote a financial lines retrocessional cover that includes mortgage risk.
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
As of June 30, 2017 and December 31, 2016, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	June 30, 2017		December 31, 2016
	($ in thousands)
Reperforming loans	$149,570	66.5%	$44,359	17.4%
Subprime RMBS	—	—%	117,152	46.0%
Market place loans	51,768	23.0%	44,143	17.3%
Other (1)	23,576	10.5%	49,198	19.3%
	$224,914	100.0%	$254,852	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.
As of June 30, 2017, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As a result of its investment in these types of ABS, our investment portfolio is exposed to the credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 8.4% (December 31, 2016 - 9.7%) of total cash and investments as of June 30, 2017. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of June 30, 2017, we had $1,886.8 million (December 31, 2016 - $1,452.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2017 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended June 30, 2017:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2017 - April 30, 2017	—	$—	—	$73,726,864
May 1, 2017 - May 31, 2017	1,686,547	12.42	1,686,547	52,787,163
June 1, 2017 - June 30, 2017	80,734	12.88	80,734	51,747,060
Total	1,767,281	$12.44	1,767,281	$51,747,060
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
Date: August 3, 2017
/s/ J. Robert Bredahl
J. Robert Bredahl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)