Form 10-Q
period 2017-09-30
Third Point Reinsurance Ltd.
filed 2017-11-09
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 7, 2017, there were 107,383,405 common shares of the registrant’s common shares issued and outstanding, including 2,029,646 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2017 and December 31, 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2017	December 31, 2016
Assets
Equity securities, trading, at fair value (cost - $1,676,001; 2016 - $1,385,866)	$2,017,463	$1,506,854
Debt securities, trading, at fair value (cost - $676,972; 2016 - $1,036,716)	656,118	1,057,957
Other investments, at fair value	30,932	82,701
Total investments in securities	2,704,513	2,647,512
Cash and cash equivalents	6,434	9,951
Restricted cash and cash equivalents	477,362	298,940
Due from brokers	387,786	284,591
Derivative assets, at fair value	75,781	27,432
Interest and dividends receivable	4,210	6,505
Reinsurance balances receivable	478,206	381,951
Deferred acquisition costs, net	223,091	221,618
Other assets	11,464	17,144
Total assets	$4,368,847	$3,895,644
Liabilities
Accounts payable and accrued expenses	$24,580	$10,321
Reinsurance balances payable	54,654	43,171
Deposit liabilities	126,491	104,905
Unearned premium reserves	615,375	557,076
Loss and loss adjustment expense reserves	699,369	605,129
Securities sold, not yet purchased, at fair value	405,845	92,668
Due to brokers	602,230	899,601
Derivative liabilities, at fair value	17,280	16,050
Performance fee payable to related party	73,210	—
Interest and dividends payable	1,917	3,443
Senior notes payable, net of deferred costs	113,688	113,555
Total liabilities	2,734,639	2,445,919
Commitments and contingent liabilities
Redeemable noncontrolling interests in related party	16,813	—
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (par value $0.10; authorized, 300,000,000; issued and outstanding, 107,383,405 (2016 - 106,501,299))	10,738	10,650
Treasury shares (3,944,920 shares (2016 - 644,768 shares))	(48,253)	(7,389)
Additional paid-in capital	1,099,998	1,094,568
Retained earnings	549,671	316,222
Shareholders’ equity attributable to Third Point Re common shareholders	1,612,154	1,414,051
Noncontrolling interests in related party	5,241	35,674
Total shareholders’ equity	1,617,395	1,449,725
Total liabilities, noncontrolling interests and shareholders' equity	$4,368,847	$3,895,644

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and nine months ended September 30, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Gross premiums written	$174,539	$142,573	$477,457	$536,595
Gross premiums ceded	—	(927)	(2,550)	(2,352)
Net premiums written	174,539	141,646	474,907	534,243
Change in net unearned premium reserves	(68,564)	(13,463)	(57,365)	(136,136)
Net premiums earned	105,975	128,183	417,542	398,107
Net investment income before management and performance fees to related parties	119,516	121,208	427,982	191,084
Management and performance fees to related parties	(30,548)	(32,852)	(103,179)	(56,492)
Net investment income	88,968	88,356	324,803	134,592
Total revenues	194,943	216,539	742,345	532,699
Expenses
Loss and loss adjustment expenses incurred, net	77,275	85,015	270,549	273,822
Acquisition costs, net	33,974	45,127	157,067	145,296
General and administrative expenses	13,218	12,354	38,804	33,885
Other expenses	3,846	347	8,852	6,226
Interest expense	2,074	2,069	6,151	6,163
Foreign exchange (gains) losses	5,437	(3,905)	10,233	(14,359)
Total expenses	135,824	141,007	491,656	451,033
Income before income tax expense	59,119	75,532	250,689	81,666
Income tax expense	(3,475)	(2,484)	(14,080)	(5,865)
Net income	55,644	73,048	236,609	75,801
Net income attributable to noncontrolling interests in related party	(959)	(967)	(3,160)	(1,473)
Net income available to Third Point Re common shareholders	$54,685	$72,081	$233,449	$74,328
Earnings per share available to Third Point Re common shareholders
Basic earnings per share available to Third Point Re common shareholders	$0.54	$0.69	$2.27	$0.71
Diluted earnings per share available to Third Point Re common shareholders	$0.52	$0.68	$2.22	$0.70
Weighted average number of common shares used in the determination of earnings per common share
Basic	101,391,145	103,780,196	102,553,346	104,055,946
Diluted	104,679,574	105,795,313	105,040,251	105,590,668

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	2017	2016
Common shares
Balance, beginning of period	$10,650	$10,548
Issuance of common shares	88	90
Balance, end of period	10,738	10,638
Treasury shares
Balance, beginning of period	(7,389)	—
Repurchase of common shares	(40,864)	(7,389)
Balance, end of period	(48,253)	(7,389)
Additional paid-in capital
Balance, beginning of period	1,094,568	1,080,591
Issuance of common shares, net	1,416	3,788
Share compensation expense	4,014	6,596
Balance, end of period	1,099,998	1,090,975
Retained earnings
Balance, beginning of period	316,222	288,587
Net income	236,609	75,801
Net income attributable to noncontrolling interests in related party	(3,160)	(1,473)
Balance, end of period	549,671	362,915
Shareholders’ equity attributable to Third Point Re common shareholders	1,612,154	1,457,139
Noncontrolling interests in related party	5,241	18,630
Total shareholders’ equity	$1,617,395	$1,475,769

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2017 and 2016
(expressed in thousands of U.S. dollars)

	2017	2016
Operating activities
Net income	$236,609	$75,801
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation expense	4,014	6,596
Net interest (income) expense on deposit liabilities	1,472	(507)
Net unrealized gain on investments and derivatives	(203,299)	(90,675)
Net realized gain on investments and derivatives	(180,382)	(62,316)
Net foreign exchange (gains) losses	10,233	(14,359)
Amortization of premium and accretion of discount, net	(452)	4,954
Changes in assets and liabilities:
Reinsurance balances receivable	(77,444)	(145,593)
Deferred acquisition costs, net	(1,473)	(58,286)
Other assets	5,698	(4,960)
Interest and dividends receivable, net	769	(3,697)
Unearned premium reserves	58,299	137,270
Loss and loss adjustment expense reserves	78,931	111,014
Accounts payable and accrued expenses	14,173	1,518
Reinsurance balances payable	11,462	24,013
Performance fee payable to related party	73,210	24,846
Net cash provided by operating activities	31,820	5,619
Investing activities
Purchases of investments	(2,238,167)	(2,803,862)
Proceeds from sales of investments	2,536,688	2,533,656
Purchases of investments to cover short sales	(440,242)	(978,039)
Proceeds from short sales of investments	735,132	854,689
Change in due to/from brokers, net	(400,566)	362,695
Increase in securities sold under an agreement to repurchase	—	46,936
Change in restricted cash and cash equivalents	(178,422)	(34,536)
Net cash provided by (used in) investing activities	14,423	(18,461)
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,504	3,878
Purchases of Third Point Re common shares under share repurchase program	(40,864)	(7,389)
Increase in deposit liabilities, net	6,380	15,928
Change in total noncontrolling interests in related party, net	(16,780)	1,000
Net cash provided by (used in) financing activities	(49,760)	13,417
Net increase (decrease) in cash and cash equivalents	(3,517)	575
Cash and cash equivalents at beginning of period	9,951	20,407
Cash and cash equivalents at end of period	$6,434	$20,982
Supplementary information
Interest paid in cash	$17,551	$19,605
Income taxes paid in cash	$5,996	$3,775

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Condensed Consolidated Financial Statements (UNAUDITED)
(Expressed in United States Dollars)
1. Organization
Third Point Reinsurance Ltd. (together with its wholly and majority owned subsidiaries, “Third Point Re” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011.  Through its reinsurance subsidiaries, the Company is a provider of global specialty property and casualty reinsurance products.  The Company operates through two licensed reinsurance subsidiaries, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”), a Bermuda reinsurance company that commenced operations in January 2012, and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”).
Third Point Re USA is a Bermuda reinsurance company that was incorporated on November 21, 2014 and commenced operations in February 2015.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity.  Third Point Re USA prices and underwrites U.S. domiciled reinsurance business from an office in the United States.  Third Point Re USA is a wholly owned subsidiary of Third Point Re (USA) Holdings, Inc. (“TPRUSA”), an intermediate holding company based in the U.S., which is a wholly owned subsidiary of Third Point Re (UK) Holdings Ltd. (“Third Point Re UK”), an intermediate holding company based in the United Kingdom. Third Point Re UK is a wholly owned subsidiary of Third Point Re.
In August 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited (“TPRUK”). In May 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
These unaudited condensed consolidated financial statements include the results of Third Point Re and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”), as filed with the U.S. Securities and Exchange Commission on February 24, 2017.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full calendar year.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2016 10-K.
Changes in the presentation of noncontrolling interests
During the quarter ended September 30, 2017, the Company identified that a portion of its noncontrolling interests were redeemable. See additional information regarding noncontrolling interests in Note 16. This portion of the noncontrolling interests had previously been presented in noncontrolling interests to related party within shareholders’ equity when it should have been presented in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interests in related party.  As of December 31, 2016, $31.2 million of the noncontrolling interests in related party should have been presented in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interests in related party. As of September 30, 2016, $14.1 million should have been presented as part of redeemable noncontrolling interests in related party and excluded from noncontrolling interests in related party in shareholders’ equity. Although this impacted total shareholders’ equity, it did not impact shareholders’ equity attributable to Third Point Re common shareholders or retained earnings.  In addition, this change did not impact the condensed consolidated statements of income, earnings per share or condensed consolidated statement of cash flows.  The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
Recently issued accounting standards
Issued and effective as of September 30, 2017
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. This new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2016, the FASB issued Accounting Standards Update 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (ASU 2016-17). ASU 2016-17 alters how the Company needs to consider indirect interests in a variable interest entity held through an entity under common control. The new guidance amended ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company made the election to account for forfeitures when they occur, which results in no material impact on the Company’s condensed consolidated financial statements.
Issued but not yet effective as of September 30, 2017

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting related to leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-01 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements as a result of the limited number of leases the Company currently has in place.
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
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 is intended to reduce diversity in practice and subsequent to its adoption, an entity will not apply modification accounting as a result of changes to terms and conditions of a share-based payment award if certain conditions are met. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This new accounting standard is not expected to have a material impact on the Company’s condensed consolidated financial statements when it becomes effective.
In July 2017, the FASB issued Accounting Standards Update 2017-11, (Part I) Accounting for Certain Financial Instruments With Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (ASU 2017-11). ASU 2017-11 is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, ASU 2017-11 re-characterizes the indefinite deferral of certain provisions of Topic 480 to a scope exception. The recharacterization has no accounting effect. The amendments are effective for interim and annual periods beginning after December 15, 2018. The Company does not currently have financial instruments with down round features, therefore, the Company does not expect any impact to the Company’s condensed consolidated financial statements.
3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$209,494	$231,822
Restricted cash securing other reinsurance contracts (2)	267,868	67,118
Total restricted cash and cash equivalents	477,362	298,940
Restricted investments securing other reinsurance contracts (2)	328,033	427,308
Total restricted cash and cash equivalents and restricted investments	$805,395	$726,248

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

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	September 30, 2017	December 31, 2016
Assets	($ in thousands)
Total investments in securities	$2,703,605	$2,619,839
Cash and cash equivalents	449	5
Restricted cash and cash equivalents	477,362	298,940
Due from brokers	387,786	284,591
Derivative assets	75,781	27,432
Interest and dividends receivable	4,210	6,505
Total assets	3,649,193	3,237,312
Liabilities and noncontrolling interests in related party
Accounts payable and accrued expenses	2,674	1,374
Securities sold, not yet purchased	405,845	92,668
Due to brokers	602,230	899,601
Derivative liabilities	17,280	16,050
Performance fee payable to related party	73,210	—
Interest and dividends payable	891	386
Total noncontrolling interests in related party (1)	22,054	35,674
Total liabilities and noncontrolling interests in related party	1,124,184	1,045,753
Total net investments managed by Third Point LLC	$2,525,009	$2,191,559

(1)	See Note 16 for additional information.
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of September 30, 2017, securities valued at $194.7 million (December 31, 2016 - $315.3 million), representing 7.0% (December 31, 2016 - 11.9%) of investments in securities and derivative assets, and $2.2 million (December 31, 2016 - $2.0 million), representing 0.5% (December 31, 2016 - 1.8%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
Private securities, real estate and related debt investments are those not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by Third Point LLC. Valuation techniques used by Third Point LLC may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct investment valuations of such private securities. The third party valuation firms provide written reports documenting their recommended valuation as of the determination date for the specified investments.
As of September 30, 2017, the Company had $95.9 million (December 31, 2016 - $63.2 million) of investments fair valued by the Company’s Investment Manager representing approximately 3.5% (December 31, 2016 - 2.4%) of total investments in securities and derivative assets of which 98.3% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. As a result of the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the value that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As of September 30, 2017 and December 31, 2016, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	September 30, 2017		December 31, 2016
	($ in thousands)
Reperforming loans	$123,813	63.0%	$44,359	17.4%
Subprime RMBS	—	—%	117,152	46.0%
Market place loans	54,403	27.7%	44,143	17.3%
Other (1)	18,189	9.3%	49,198	19.3%
	$196,405	100.0%	$254,852	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.
As of September 30, 2017, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.

In 2015, the Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments. For the nine months ended September 30, 2017, the Company redeemed $26.7 million (2016 - $0.3 million). The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the net asset value in the Kiskadee Fund, as provided by the investment manager, and was $0.9 million as of September 30, 2017 (December 31, 2016 - $27.7 million). The resulting net gains or losses are reflected in the condensed consolidated statements of income.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,942,935	$17,068	$—	$1,960,003
Private common equity securities	—	—	4,774	4,774
Private preferred equity securities	—	—	52,686	52,686
Total equities	1,942,935	17,068	57,460	2,017,463
Asset-backed securities	—	174,613	21,792	196,405
Bank debt	—	9,558	10,721	20,279
Corporate bonds	—	42,163	9,685	51,848
U.S. Treasury securities	—	251,861	—	251,861
Sovereign debt	—	123,843	—	123,843
Other debt securities	—	4,614	7,268	11,882
Total debt securities	—	606,652	49,466	656,118
Options	997	2,975	—	3,972
Rights and warrants	—	20	2	22
Real estate	—	—	2,755	2,755
Trade claims	—	7,246	—	7,246
Total other investments	997	10,241	2,757	13,995
Derivative assets (free standing)	1,295	74,486	—	75,781
	$1,945,227	$708,447	$109,683	2,763,357
Investments in funds valued at NAV				16,937
Total assets				$2,780,294
Liabilities
Equity securities	$386,102	$—	$—	$386,102
Corporate bonds	—	11,269	—	11,269
Options	1,894	6,580	—	8,474
Total securities sold, not yet purchased	387,996	17,849	—	405,845
Derivative liabilities (free standing)	—	15,115	2,165	17,280
Derivative liabilities (embedded)	—	—	180	180
Total liabilities	$387,996	$32,964	$2,345	$423,305

	December 31, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,450,966	$2,255	$—	$1,453,221
Private common equity securities	—	—	4,799	4,799
Private preferred equity securities	—	—	48,834	48,834
Total equities	1,450,966	2,255	53,633	1,506,854
Asset-backed securities	—	237,224	17,628	254,852
Bank debt	—	48,546	8,350	56,896
Corporate bonds	—	209,025	9,255	218,280
U.S. Treasury securities	—	327,016	—	327,016
Sovereign debt	—	200,913	—	200,913
Total debt securities	—	1,022,724	35,233	1,057,957
Options	343	681	—	1,024
Trade claims	—	9,022	—	9,022
Total other investments	343	9,703	—	10,046
Derivative assets (free standing)	961	26,471	—	27,432
	$1,452,270	$1,061,153	$88,866	2,602,289
Investments in funds valued at NAV				72,655
Total assets				$2,674,944
Liabilities
Equity securities	$71,457	$—	$—	$71,457
Corporate bonds	—	17,683	—	17,683
Options	—	3,528	—	3,528
Total securities sold, not yet purchased	71,457	21,211	—	92,668
Derivative liabilities (free standing)	1,608	13,116	1,326	16,050
Derivative liabilities (embedded)	—	—	92	92
Total liabilities	$73,065	$34,327	$1,418	$108,810
During the nine months ended September 30, 2017, the Company made $nil (December 31, 2016 - $nil) of reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2017 and 2016:

	July 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2017
	($ in thousands)
Assets
Private common equity securities	$4,775	$—	$—	$—	$(1)	$4,774
Private preferred equity securities	50,759	—	2,095	(1,607)	1,439	52,686
Asset-backed securities	35,711	(8,759)	23,320	(24,581)	(3,899)	21,792
Bank debt	10,246	—	—	—	475	10,721
Corporate bonds	9,095	(236)	1,183	(198)	(159)	9,685
Other debt securities	3,312	—	5,120	(3,307)	2,143	7,268
Rights and warrants	—	2	—	—	—	2
Real estate	—	—	2,357	—	398	2,755
Total assets	$113,898	$(8,993)	$34,075	$(29,693)	$396	$109,683
Liabilities
Derivative liabilities (free standing)	$(1,367)	$—	$—	$—	$(798)	$(2,165)
Derivative liabilities (embedded)	(180)	—	—	—	—	(180)
Total liabilities	$(1,547)	$—	$—	$—	$(798)	$(2,345)

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2017
	($ in thousands)
Assets
Private common equity securities	$4,799	$—	$—	$—	$(25)	$4,774
Private preferred equity securities	48,834	—	3,034	(2,102)	2,920	52,686
Asset-backed securities	17,628	16,437	57,346	(56,947)	(12,672)	21,792
Bank debt	8,350	—	4	(310)	2,677	10,721
Corporate bonds	9,255	(262)	1,211	(719)	200	9,685
Other debt securities	—	—	5,120	—	2,148	7,268
Rights and warrants	—	2	—	—	—	2
Real estate	—	—	2,357	—	398	2,755
Total assets	$88,866	$16,177	$69,072	$(60,078)	$(4,354)	$109,683
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(38)	$(801)	$(2,165)
Derivative liabilities (embedded)	(92)	—	—	—	(88)	(180)
Total liabilities	$(1,418)	$—	$—	$(38)	$(889)	$(2,345)

	July 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2016
	($ in thousands)
Assets
Private common equity securities	$3,170	$—	$60	$—	$203	$3,433
Private preferred equity securities	31,079	—	2,646	(60)	2,951	36,616
Asset-backed securities	2,814	(213)	225	(334)	303	2,795
Corporate bonds	3,110	—	4,967	—	256	8,333
Sovereign debt	2	—	—	(2)	—	—
Total assets	$40,175	$(213)	$7,898	$(396)	$3,713	$51,177
Liabilities
Derivative liabilities (free standing)	$(1,220)	$—	$—	$(106)	$—	$(1,326)
Derivative liabilities (embedded)	(6,335)	—	—	—	39	(6,296)
Total liabilities	$(7,555)	$—	$—	$(106)	$39	$(7,622)

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$60	$—	$(984)	$3,433
Private preferred equity securities	24,178	—	14,900	(60)	(2,402)	36,616
Asset-backed securities	2,617	1,967	1,001	(1,941)	(849)	2,795
Bank debt	7,660	(7,660)	—	—	—	—
Corporate bonds	3,252	—	5,166	(80)	(5)	8,333
Sovereign debt	21	—	—	(20)	(1)	—
Total assets	$42,085	$(5,693)	$21,127	$(2,101)	$(4,241)	$51,177
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(306)	$—	$(1,326)
Derivative liabilities (embedded)	(5,563)	—	—	(861)	128	(6,296)
Total liabilities	$(6,583)	$—	$—	$(1,167)	$128	$(7,622)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income in the condensed consolidated statements of income.
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 was $0.1 million and $(3.2) million respectively (2016 - $3.4 million and $(4.1) million, respectively).
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

September 30, 2017
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Private equity investments	$45,991	Market approach	Volatility	29.0% - 55.0%
			Time to exit	0.8 - 3.0 years
Bank debt	10,284	Discounted cash flow	Credit spread	1024 - 1144 bps
			Duration	1.0 - 4.0 years
Other debt securities	7,268	Discounted cash flow	Discount rate	9.5%
			Capitalization rate	6.5% - 10.0%
Real estate	2,755	Discounted cash flow	Discount rate	8.5%
			Capitalization rate	7.0%

December 31, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Private equity investments	$47,608	Market approach	Discount	5.0% - 25.0%
			Volatility	40.0% - 60.0%
			Time to exit	0.4 - 2.8 years
			Multiple	2.0 - 3.8x
Private equity investments
The Company’s private equity investments include investments in four privately held companies with a total fair value of $46.0 million as of September 30, 2017. The Company measures the fair value of these investments using a market approach which typically utilizes guideline comparable company trading multiples and/or a discounted cash flow analysis. Under the guideline comparable company multiples approach, the Company determines comparable public companies based on industry, size, developmental stage, strategy, etc., and then calculates a trading multiple for each comparable company. The trading multiple may then be discounted for various considerations as appropriate. The concluded multiple is then applied to the subject company to calculate the value of the subject company. The discounted cash flow model involves using the financial information of the portfolio companies to develop revenue and income projections for the subject company for future years based on information on growth rates relative to the company’s development stage. The enterprise value of the subject company is calculated by discounting the projected cash flows and the terminal value to net present value. The fair value of the company’s debt is reduced from the enterprise value to determine the equity value.
Bank debt
Included in the Company’s bank debt investments is an investment with a fair value of $10.3 million as of September 30, 2017. Corporate debt and selected index spreads are used as benchmarks to estimate market rates of return within the discounted cash flow model. The Company also considers relevant market and company transactions as part of their valuation approach.
Other debt securities and real estate
The values of the investments are based upon available information concerning the market for real estate property investments and the underlying assets of the other debt investments. The valuation methods include, but are not limited to the following: (1) forecasts of future net cash flows based on the Investment Manager’s analysis of future earnings from the investment plus anticipated net proceeds from the sale, disposition or resolution of the investment; (2) discounted earnings multiples applied to stabilized income or adjusted earnings from the investment; (3) recent sales of comparable investments.
For the nine months ended September 30, 2017 and 2016, there were no changes in the valuation techniques as they relate to the above.
5. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.
As of September 30, 2017 and December 31, 2016, the Company’s due from/to brokers were comprised of the following:

	September 30, 2017	December 31, 2016
	($ in thousands)
Due from brokers
Cash held at brokers	$373,476	$240,205
Receivable from unsettled trades (1)	14,310	44,386
	$387,786	$284,591
Due to brokers
Borrowing from prime brokers (2)	$580,081	$855,576
Payable from unsettled trades	22,149	44,025
	$602,230	$899,601
(1) Receivables relating to securities sold by the Company are recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets. During the year ended December 31, 2015, the Company’s investment manager, Third Point LLC, exercised appraisal rights relating to an underlying investment, which was bought by a private equity firm. As of December 31, 2016, $37.6 million was included in receivable from unsettled trades in due from brokers while the Company awaited the court decision regarding the sale price. In the second quarter of 2017, the court decision resulted in the Company receiving the total value of $37.6 million as well as interest of $5.0 million for the trial period.

(2)	As of September 30, 2017, the Company’s borrowing from prime brokers includes a total non-U.S. currency balance of $25.2 million (December 31, 2016 - $22.0 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of September 30, 2017, the Company had $805.4 million (December 31, 2016 - $726.2 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt at the brokers primarily relates to borrowings to fund letter of credit facilities, trust accounts and investment activities which are collateralized by cash and certain securities of the Company. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income in the condensed consolidated statements of income.

6. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of September 30, 2017
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$9,336	$51,827
Total Return Swaps - Long Contracts	EGP	24,714	24,714
Equity Price
Contracts for Differences - Long Contracts	BRL/CHF/DKK/EUR/GBP/USD	23,257	178,049
Contracts for Differences - Short Contracts	DKK/EUR/SEK/USD	1,252	29,555
Total Return Swaps - Long Contracts	BRL/USD	13,503	148,591
Interest Rates
Interest Rate Swaptions	JPY/USD	1,420	93,834
Sovereign Debt Futures - Short Contracts	EUR	1,295	155,191
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR/HKD	1,004	194,851
Total Derivative Assets		$75,781	$876,612

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$3,196	$57,512
Credit Default Swaps - Protection Sold	JPY/USD	2,828	7,031
Equity Price
Contracts for Differences - Long Contracts	BRL/EUR/GBP/USD	857	27,511
Contracts for Differences - Short Contracts	EUR/NOK/SEK	632	16,022
Total Return Swaps - Long Contracts	BRL/USD	559	27,433
Total Return Swaps - Short Contracts	USD	4,852	72,645
Interest Rates
Interest Rate Swaptions	JPY	120	64,600
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CHF/CNH/HKD/SAR	4,236	503,808
Total Derivative Liabilities (free standing)		$17,280	$776,562

Embedded derivative liabilities in reinsurance contracts (3)	USD	$180	$20,000
Total Derivative Liabilities (embedded)		$180	$20,000

(1)
BRL = Brazilian Real, CHF = Swiss Franc, CNH = Chinese Yuan, DKK = Danish Krone, EGP = Egyptian Pound, EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar

(2)	The absolute notional exposure represents the Company’s derivative activity as of September 30, 2017, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheets.

	As of December 31, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR/ USD	$10,905	$84,327
Equity Price
Contracts for Differences - Long Contracts	EUR/ GBP	1,765	36,879
Total Return Swaps - Long Contracts	BRL/ USD	617	19,140
Total Return Swaps - Short Contracts	JPY	183	8,696
Interest Rates
Interest Rate Swaps	GBP/USD	2,462	195,571
Interest Rate Swaptions	JPY / USD	5,354	424,816
Sovereign Debt Futures - Short Contracts	USD	961	107,591
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD/ CNH/ GBP/ MXN	653	47,754
Foreign Currency Options - Purchased	CNH/EUR/HKD/JPY/SAR	4,532	501,465
Total Derivative Assets		$27,432	$1,426,239

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$3,286	$43,184
Credit Default Swaps - Protection Sold	USD	1,952	3,943
Equity Price
Contracts for Differences - Long Contracts	GBP	—	67
Contracts for Differences - Short Contracts	EUR / ZAR	1,106	11,424
Total Return Swaps - Long Contracts	USD	1,675	26,800
Total Return Swaps - Short Contracts	JPY / USD	1,302	10,095
Interest Rates
Interest Rate Swaps	GBP	722	59,115
Interest Rate Swaptions	JPY/USD	1,056	417,052
Sovereign Debt Futures - Short Contracts	EUR / GBP	1,608	159,923
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR /JPY /SAR	2,009	214,854
Foreign Currency Options - Sold	CNH/JPY	1,334	363,840
Total Derivative Liabilities (free standing)		$16,050	$1,310,297

Embedded derivative liabilities in reinsurance contracts (3)	USD	$92	$20,000
Total Derivative Liabilities (embedded)		$92	$20,000

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
The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and nine months ended September 30, 2017 and 2016. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income. Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income.

	Three months ended
	September 30, 2017		September 30, 2016
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit	($ in thousands)
Commodity Future Options - Purchased	$—	$—	$(475)	$(1,310)
Credit
Credit Default Swaps - Protection Purchased	2,824	(4,059)	(887)	(433)
Credit Default Swaps - Protection Sold	(26)	(288)	38	(7)
Total Return Swaps - Long Contracts	—	1,506	—	—
Equity Price
Contracts for Differences - Long Contracts	5,021	13,949	1,666	791
Contracts for Differences - Short Contracts	(511)	(1,219)	(3,767)	(2,166)
Total Return Swaps - Long Contracts	4,655	5,455	2,172	3,174
Total Return Swaps - Short Contracts	(2,732)	(4,519)	(4,392)	831
Interest Rates
Commodity Futures - Short Contracts	—	—	870	—
Interest Rate Swaps	(7)	—	—	—
Interest Rate Swaptions	—	(512)	(244)	216
Sovereign Debt Futures - Short Contracts	(139)	1,284	—	—
Total Return Swaps - Long Contracts	—	—	268	(261)
Total Return Swaps - Short Contracts	—	—	(100)	65
Treasury Futures - Short Contracts	—	—	14	1,191
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(1,863)	(609)	(4,110)	2,838
Foreign Currency Options - Purchased	(529)	3	—	(384)
Foreign Currency Options - Sold	1	(2)	—	(1)
	$6,694	$10,989	$(8,947)	$4,544
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$—	$—	$39
Total Derivative Liabilities (embedded)	$—	$—	$—	$39

	Nine months ended
	September 30, 2017		September 30, 2016
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodity Future Options - Purchased	$—	$—	$106	$490
Credit
Credit Default Swaps - Protection Purchased	359	(4,029)	5,520	(5,420)
Credit Default Swaps - Protection Sold	11	(347)	(4,129)	4,245
Total Return Swaps - Long Contracts	(29)	1,469	—	—
Equity Price
Contracts for Differences - Long Contracts	51,946	20,636	(756)	412
Contracts for Differences - Short Contracts	(4,716)	1,726	803	(1,888)
Total Return Swaps - Long Contracts	8,517	14,002	(2,654)	3,974
Total Return Swaps - Short Contracts	(6,475)	(3,731)	(3,701)	(931)
Interest Rates
Commodities Futures - Short Contracts	—	—	(281)	(52)
Fixed Income Swap - Short Contracts	—	—	(94)	—
Interest Rate Swaps	(3,104)	(1,740)	—	—
Interest Rate Swaptions	522	(2,854)	(356)	171
Sovereign Debt Futures - Short Contracts	(8,795)	1,942	—	—
Treasury Futures - Short Contracts	—	—	14	1,191
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(11,898)	(1,877)	(13,014)	(1,913)
Foreign Currency Options - Purchased	(6,716)	1,165	(2,040)	(2,001)
Foreign Currency Options - Sold	2,185	(82)	617	(183)
	$21,807	$26,280	$(19,965)	$(1,905)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(88)	$—	$128
Total Derivative Liabilities (embedded)	$—	$(88)	$—	$128
*Unrealized gain (loss) relates to derivatives still held at reporting date.
The Company’s derivative contracts are generally subject to International Swaps and Derivatives Association (“ISDA”) Master Agreements or other similar agreements that contain provisions setting forth events of default and/or termination events (“credit-risk-related contingent features”), including but not limited to provisions setting forth maximum permissible declines in the Company’s net asset value. Upon the occurrence of a termination event with respect to an ISDA Agreement, the Company’s counterparty could elect to terminate the derivative contracts governed by such agreement, resulting in the realization of any net gains or losses with respect to such derivative contracts and the return of collateral held by such party.
The Company obtains/provides collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. As of September 30, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $4.3 million (December 31, 2016 - $6.1 million) for which the Company posted collateral in the form of cash of $117.7 million (December 31, 2016 - $48.8 million) in the normal course of business. Similarly, the Company held collateral (approximately $2.8 million) in cash from certain counterparties as of September 30, 2017. If the credit-risk-related contingent features underlying these instruments had been triggered as of September 30, 2017 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of September 30, 2017 and December 31, 2016, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
September 30, 2017 Derivative Contracts	Gross Amount (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$1,174	$1,174	$—	$—
Counterparty 2	3,279	300	—	2,979
Counterparty 3	38,429	5,408	—	33,021
Counterparty 4	5,041	4,290	—	751
Counterparty 5	12,275	3,515	—	8,760
Counterparty 6	3,625	8	2,806	811
Counterparty 8	13,969	3,889	—	10,080
Counterparty 9	965	965	—	—
	$78,757	$19,549	$2,806	$56,402

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
September 30, 2017 Derivative Contracts	Gross Amount (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$3,825	$1,174	$2,651	$—
Counterparty 2	300	300	—	—
Counterparty 3	5,408	5,408	—	—
Counterparty 4	4,290	4,290	—	—
Counterparty 5	3,515	3,515	—	—
Counterparty 6	8	8	—	—
Counterparty 8	3,889	3,889	—	—
Counterparty 9	2,215	965	1,250	—
Counterparty 15	410	—	359	51
	$23,860	$19,549	$4,260	$51

(1)
The gross amounts of assets presented in the condensed consolidated balance sheets presented above includes the fair value of derivative contract assets as well as gross OTC option contract assets of $3.0 million included in other investments in the condensed consolidated balance sheets.

(2)
The gross amounts of liabilities presented in the condensed consolidated balance sheets presented above includes the fair value of derivative contract liabilities as well as gross OTC option contract liabilities of $6.6 million included in securities sold, not yet purchased in the condensed consolidated balance sheets.

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2016 Derivative Contracts	Gross Amount (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$535	$535	$—	$—
Counterparty 2	3,147	607	—	2,540
Counterparty 3	8,652	4,760	—	3,892
Counterparty 4	1,639	1,639	—	—
Counterparty 5	7,336	3,027	—	4,309
Counterparty 6	6,262	2,599	3,383	280
Counterparty 7	227	—	197	30
Counterparty 8	277	277	—	—
Counterparty 9	37	37	—	—
	$28,112	$13,481	$3,580	$11,051

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
December 31, 2016 Derivative Contracts	Gross Amount (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$2,959	$535	$2,424	$—
Counterparty 2	607	607	—	—
Counterparty 3	4,760	4,760	—	—
Counterparty 4	3,827	1,639	2,188	—
Counterparty 5	3,027	3,027	—	—
Counterparty 6	2,599	2,599	—	—
Counterparty 8	977	277	—	700
Counterparty 9	822	37	785	—
	$19,578	$13,481	$5,397	$700

Securities lending transactions
Counterparty 3	$302	$302	$—	$—
	$302	$302	$—	$—

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

7. Loss and loss adjustment expense reserves
As of September 30, 2017 and December 31, 2016, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	September 30, 2017	December 31, 2016
	($ in thousands)
Case loss and loss adjustment expense reserves	$118,444	$80,370
Incurred but not reported loss and loss adjustment expense reserves	580,151	522,818
Deferred gains on retroactive reinsurance contracts	774	1,941
	$699,369	$605,129
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of period	$605,129	$466,047
Less: loss and loss adjustment expenses recoverable, beginning of period	(1)	(125)
Net reserves for loss and loss adjustment expenses, beginning of period	605,128	465,922
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	295,379	249,212
Prior years	(23,433)	25,495
Amortization of deferred gains on retroactive reinsurance contracts	(1,397)	(885)
Total incurred loss and loss adjustment expenses	270,549	273,822
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(47,655)	(58,523)
Prior years	(145,550)	(104,161)
Total net paid losses	(193,205)	(162,684)
Foreign currency translation	15,310	(11,379)
Net reserve for loss and loss adjustment expenses, end of period	697,782	565,681
Plus: loss and loss adjustment expenses recoverable, end of period	1,587	1
Gross reserve for loss and loss adjustment expenses, end of period	$699,369	$565,682

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
The $24.8 million decrease in prior years’ reserves, which includes amortization of deferred gains, for the nine months ended September 30, 2017 includes $31.7 million of net favorable reserve development related to re-estimating loss reserves, partially offset by $6.9 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $31.7 million of net favorable prior years’ reserve development for the nine months ended September 30, 2017 was primarily a result of net favorable loss development on certain retroactive reinsurance contracts.

These retroactive reinsurance contracts had profit commission terms such that the net favorable reserve development associated with these contracts was offset by similar increases in acquisition costs, resulting in minimal impact in net underwriting loss.

•
The $6.9 million increase in loss and loss adjustment expenses incurred related to increases in premium estimates on certain contracts was accompanied by minimal increases in acquisition costs. The increase in earned premium related to the increase in premium estimates was $8.1 million, resulting in a net decrease of $1.2 million in net underwriting loss for the nine months ended September 30, 2017.

The $24.6 million increase in prior years’ reserves, which includes amortization of deferred gains, for the nine months ended September 30, 2016 includes $15.0 million of net adverse reserve development related to re-estimating loss reserves and $9.6 million of additional loss reserves resulting from increases in premium estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

•
The $9.6 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by a $5.2 million increase in acquisition costs, for a total of $14.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $14.8 million, resulting in minimal impact in net underwriting loss for the nine months ended September 30, 2016.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium estimates was an increase in net underwriting loss of $12.5 million for the nine months ended September 30, 2016.

8. Management, performance and founders fees
Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA are parties to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC manages certain jointly held assets.

Pursuant to the Investment Agreements, TP GP receives a performance fee allocation equal to 20% of the net investment income of the applicable company’s share of the investment assets managed by Third Point LLC. The performance fee accrued on net investment income is included in liabilities as a performance fee payable to related party during the period, unless funds are redeemed from the Joint Venture accounts, in which case, the proportionate share of performance fee, as described in Note 16, associated with the redemption is earned and allocated to noncontrolling interests in related party. At the end of each year, the remaining portion of the performance fee payable that has not been included in noncontrolling interests in related party through redemptions is earned and then allocated to TP GP’s capital account in accordance with the Investment Agreements.
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
Additionally, Third Point LLC is entitled to receive management fees, which are paid monthly. Pursuant to the Investment Agreements, a total management fee of 1.5% (2.0% up to December 22, 2016), of net investments managed by Third Point LLC was paid to Third Point LLC and certain founding investors.
For the three and nine months ended September 30, 2017 and 2016, management and performance fees to related parties are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Management fees - Third Point LLC	$9,507	$1,638	$26,751	$4,741
Management fees - Founders (1)	—	9,322	—	26,905
Performance fees - Third Point Advisors LLC	21,041	21,892	76,428	24,846
	$30,548	$32,852	$103,179	$56,492
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, received a share of the management fees in proportion to their initial investments in Third Point Re until December 22, 2016.
As of September 30, 2017, $73.2 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2016, $17.3 million related to performance fees earned by TP GP were included in noncontrolling interests in related party.
9. Deposit accounted contracts
The following table represents activity for the deposit contracts for the nine months ended September 30, 2017 and year ended December 31, 2016:

	September 30, 2017	December 31, 2016
	($ in thousands)
Balance, beginning of period	$104,905	$83,955
Consideration received	9,143	22,463
Consideration receivable	13,520	—
Net investment expense (income) allocation and change in fair value of embedded derivatives	1,472	(164)
Payments	(2,763)	(915)
Foreign currency translation	214	(434)
Balance, end of period	$126,491	$104,905

10. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of September 30, 2017, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of September 30, 2017, the Company had capitalized $1.3 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of September 30, 2017, the Notes had an estimated fair value of $121.3 million (December 31, 2016 - $103.4 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of September 30, 2017 and December 31, 2016.
Letters of credit
As of September 30, 2017, the Company had entered into the following letter of credit facilities:

	Facility (1)	Utilized	Collateral
September 30, 2017	($ in thousands)
Citibank	$300,000	$139,020	$139,020
Lloyds Bank	125,000	70,474	70,474
	$425,000	$209,494	$209,494

(1)	On August 22, 2017, the J.P. Morgan facility of $50.0 million with Third Point Re BDA was not renewed.
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.
11. Net investment income
Net investment income for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net investment income by type	($ in thousands)
Net realized gains on investments and investment derivatives	$25,877	$20,688	$180,382	$62,642
Net unrealized gains on investments and investment derivatives	75,666	90,709	203,461	89,470
Net gains (losses) on foreign currencies	7,572	(1,191)	5,419	(2,158)
Dividend and interest income	17,355	15,238	57,062	56,262
Dividends paid on securities sold, not yet purchased	(1,537)	(324)	(3,205)	(1,284)
Other expenses	(4,883)	(4,508)	(15,063)	(14,926)
Net gain (loss) on investment in Kiskadee Fund	(534)	596	(74)	1,078
Net investment income before management and performance fees to related parties	119,516	121,208	427,982	191,084
Management and performance fees to related parties	(30,548)	(32,852)	(103,179)	(56,492)
	$88,968	$88,356	$324,803	$134,592

The following table provides an additional breakdown of our net investment income by asset and liability type for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net investment income (loss) by asset type	($ in thousands)
Equity securities	$81,778	$89,979	$343,605	$111,485
Private common equity securities	(65)	203	(26)	(1,034)
Private preferred equity securities	1,439	2,949	3,066	(2,398)
Total equities	83,152	93,131	346,645	108,053
Asset-backed securities	6,532	11,431	11,665	3,367
Bank debt	1,277	3,582	7,491	3,933
Corporate bonds	999	33,160	6,707	96,375
U.S. Treasury securities	806	(447)	3,171	6,759
Sovereign debt	9,835	11,181	21,683	33,329
Other debt securities	2,417	—	2,417	—
Total debt securities	21,866	58,907	53,134	143,763
Options	(9,343)	(12,440)	(26,409)	(26,934)
Rights and warrants	(16)	(15)	22	(298)
Real estate	398	—	398	—
Trade claims	(716)	(295)	(497)	140
Total other investments	(9,677)	(12,750)	(26,486)	(27,092)
Net investment income in funds valued at NAV	2,216	1,117	8,939	1,895
Total net investment income from invested assets	97,557	140,405	382,232	226,619
Net investment income (loss) by liability type
Equity securities	(6,144)	(15,503)	(13,611)	(8,228)
Sovereign debt	—	(1)	2	(383)
Corporate bonds	350	333	(1,819)	(4,720)
Options	4,593	4,488	8,175	8,818
Total net investment loss from securities sold, not yet purchased	(1,201)	(10,683)	(7,253)	(4,513)
Other investment income (losses) and other expenses not presented above
Other investment expenses	(1,477)	(1,436)	(400)	(4,231)
Net investment income (loss) on derivative contracts	17,683	(4,403)	48,087	(21,870)
Net investment income (loss) on cash, including foreign exchange gain (loss)	5,738	(3,279)	(255)	(7,638)
Net investment losses on securities purchased under an agreement to sell and securities sold under and agreement to repurchase	—	(370)	(39)	(1,937)
Withholding taxes reclassified to income tax expense	1,216	974	5,610	4,654
Total other investment income (losses) and other expenses	23,160	(8,514)	53,003	(31,022)
Net investment income before management and performance fees to related parties	119,516	121,208	427,982	191,084
Management and performance fees to related parties	(30,548)	(32,852)	(103,179)	(56,492)
Net investment income	$88,968	$88,356	$324,803	$134,592

12. Other expenses
Other expenses for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Deposit liabilities investment expense (income)	$1,160	$(1,838)	$1,472	$(507)
Reinsurance contracts investment expense	2,686	2,224	7,292	6,861
Change in fair value of embedded derivatives in deposit and reinsurance contracts	—	(39)	88	(128)
	$3,846	$347	$8,852	$6,226
13. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the condensed consolidated statements of income and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. The operations of Third Point Re USA will be subject to U.S. federal income taxes generally at a rate of 35%. Our non-U.S. subsidiaries would become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States. As of September 30, 2017, the Company has income tax returns open for examination in the United States for the tax years 2015 and 2016.
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
The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of September 30, 2017, the Company has accrued $1.9 million (December 31, 2016 - $1.6 million) for uncertain tax positions.
For the three and nine months ended September 30, 2017 and 2016, the Company recorded income tax expense, as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Income tax expense related to U.S. and U.K. subsidiaries (1)	$2,219	$1,372	$8,246	$1,053
Change in uncertain tax positions	40	138	224	158
Withholding taxes on certain investment transactions	1,216	974	5,610	4,654
	$3,475	$2,484	$14,080	$5,865

(1)
As of September 30, 2017, the Company no longer has net deferred tax assets (December 31, 2016 - $7.9 million). Deferred tax assets as of December 31, 2016 are included in other assets in the condensed consolidated balance sheets.

14. Share capital
The following tables present a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the nine months ended September 30, 2017 and 2016:

Common shares	2017	2016
Balance, beginning of period	106,501,299	105,479,341
Options exercised	150,802	388,152
Restricted shares granted, net of forfeitures	36,418	47,712
Performance restricted shares granted, net of forfeitures	694,886	468,723
Balance, end of period	107,383,405	106,383,928

Treasury shares	2017	2016
Balance, beginning of period	644,768	—
Repurchase of common shares	3,300,152	644,768
Balance, end of period	3,944,920	644,768
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
During the three months ended September 30, 2017, the Company did not repurchase any of its common shares.
During the nine months ended September 30, 2017, the Company repurchased 3,300,152 of its common shares in the open market for $40.9 million at a weighted average cost, including commissions, of $12.38 per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of September 30, 2017, the Company is authorized to repurchase up to an aggregate of $51.7 million of additional common shares under its share repurchase program.
15. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Management and director options	$94	$1,660	$553	$4,769
Restricted shares with service condition	196	387	474	979
Restricted shares with service and performance condition	350	(153)	2,987	848
	$640	$1,894	$4,014	$6,596

As of September 30, 2017, the Company had $7.3 million (December 31, 2016 - $4.6 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2016 - 1.4 years).
Management and director options
The management and director options activity for the nine months ended September 30, 2017 and year ended December 31, 2016 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2016	10,250,586	$13.52
Forfeited	(139,534)	18.00
Exercised	(514,059)	10.00
Balances as of January 1, 2017	9,596,993	13.64
Forfeited	(558,138)	18.00
Exercised	(150,802)	10.00
Balances as of September 30, 2017	8,888,053	$13.43
As of September 30, 2017, the weighted average remaining contractual term for options outstanding was 4.4 years (December 31, 2016 - 4.9 years).
The following table summarizes information about the Company’s management and director share options outstanding as of September 30, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,123,532	$10.04	4.3 years	5,081,671	$10.03
$15.05 - $16.89	1,917,145	15.93	4.5 years	1,819,471	15.96
$20.00 - $25.05	1,847,376	20.26	4.5 years	1,777,610	20.17
	8,888,053	$13.43	4.4 years	8,678,752	$13.35

Restricted shares with service condition
Restricted share award activity for the nine months ended September 30, 2017 and year ended December 31, 2016 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2016	301,043	$11.12
Granted	47,712	11.37
Vested	(47,712)	11.37
Balance as of January 1, 2017	301,043	11.12
Granted	36,418	12.15
Vested	(238,719)	10.30
Balance as of September 30, 2017	98,742	$11.25
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the nine months ended September 30, 2017 and year ended December 31, 2016 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2016	921,553	536,234	$14.24
Granted	653,958	435,974	11.40
Forfeited	(193,771)	(119,009)	13.16
Change in estimated restricted shares considered probable of vesting	n/a	(275,713)	13.06
Balance as of January 1, 2017	1,381,740	577,486	12.91
Granted	935,825	623,882	12.17
Forfeited	(240,939)	—	14.60
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(102,080)	12.31
Balance as of September 30, 2017	1,940,008	962,670	$12.25
16. Noncontrolling interests in related party
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The joint ventures created through the Investment Agreements (Note 8) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the condensed consolidated balance sheets.
A portion of the noncontrolling interest in investment affiliates is subject to contractual withdrawal rights of TP GP, whereas TP GP, at its sole discretion, can withdraw the capital over the minimum capital required to be maintained in its capital accounts. This excess capital is therefore recorded on the Company’s consolidated balance sheets as redeemable noncontrolling interest in related party whereas the required minimum capital is recorded as noncontrolling interests in related party within shareholders’ equity on the Company’s consolidated balance sheet since it does not have withdrawal rights.
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the nine months ended September 30, 2017 and 2016 (See Note 2 for additional information on changes in the presentation of noncontrolling interests):

	Redeemable noncontrolling interests in related party		Noncontrolling interests in related party		Total noncontrolling interests in related party
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Balance, beginning of period	$—	$—	$35,674	$16,157	$35,674	$16,157
Changes in capital account allocation	16,813	—	(30,433)	2,473	(13,620)	2,473
Balance, end of period	$16,813	$—	$5,241	$18,630	$22,054	$18,630
In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA:

	Third Point Re BDA		Third Point Re USA		Total
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Balance, beginning of period	$30,358	$14,152	$5,316	$2,005	$35,674	$16,157
Net income attributable to total noncontrolling interests in related party	2,503	1,263	657	210	3,160	1,473
Contributions (1)	2,865	—	354	1,000	3,219	1,000
Redemptions	(17,999)	—	(2,000)	—	(19,999)	—
Balance, end of period	$17,727	$15,415	$4,327	$3,215	$22,054	$18,630
(1) Contributions include performance fees earned associated with redemptions made in the period. See Note 8 for additional information.
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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of September 30, 2017, Third Point Re BDA held a 15.6% (December 31, 2016 - 13.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records changes in fair value in the condensed consolidated statements of income.

As of September 30, 2017, the estimated fair value of the investment in the limited partnership was $0.6 million (December 31, 2016 - $37.6 million).  The Company received net distributions of $39.6 million from the Cayman HoldCo during the nine months ended September 30, 2017 due to the disposition of underlying investments (2016 - $2.0 million). The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
Third Point Hellenic Recovery US Feeder Fund, L.P.
Third Point Re BDA is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
Third Point Re BDA has committed to invest $10.9 million (December 31, 2016 - $10.6 million) in the Hellenic Fund. Capital distributions of $1.3 million were made during the nine months ended September 30, 2017. No capital distributions or calls were made during the nine months ended September 30, 2016.
As of September 30, 2017, the estimated fair value of Third Point Re BDA’s investment in the Hellenic Fund was $5.2 million (December 31, 2016 - $5.5 million), representing a 2.9% interest (December 31, 2016 - 2.8%). Third Point Re BDA accounts for its investment in the limited partnership under the variable interest model, in which Third Point Re BDA is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. The Company has elected the fair value option for this investment and records the change in the fair value in the condensed consolidated statements of income.
The valuation policy with respect to this investment in a limited partnership is further described in Note 4. Third Point Re BDA’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
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
The Company invests in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.  As of September 30, 2017, Third Point Re BDA held a 6.8% equity (December 31, 2016 - 7.2%) and 13.1% debt interest (December 31, 2016 - 13.7%) in TP DR. The Company has elected the fair value option for its investments in TP DR and records changes in fair value in the condensed consolidated statements of income. The Company accounts for its equity investment in TP DR under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets.
As of September 30, 2017, the estimated fair value of the investment was $11.7 million (December 31, 2016 - $9.5 million), corresponding to $2.9 million of equity (December 31, 2016 - $0.9 million) and $8.8 million of debt interest (December 31, 2016 - $8.6 million). During the nine months ended September 30, 2017, the Company contributed cash of $1.4 million (2016 - $nil) to TP DR. The Company has no further commitments or guarantees with respect to TP DR. The valuation policy with respect to this investment in investment funds is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
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

As of September 30, 2017, the Cloudbreak entities held $5.5 million of the Company’s asset-backed security investments, which are included in investments in securities in the condensed consolidated balance sheet. The Company’s pro rata interest in the underlying investments is registered in the name of Cloudbreak II US LLC and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income.
As of September 30, 2017, Third Point Re BDA held a 8.5% interest in TP Trading II LLC. The Company has elected the fair value option for its investment TP Trading II LLC and records changes in fair value in the condensed consolidated statements of income. The Company accounts for its equity investment in TP Trading II LLC under the variable interest model, in which the Company is not the primary beneficiary, at fair value in the condensed consolidated balance sheets. As of September 30, 2017, the estimated fair value of the investment was $4.7 million.  The valuation policy with respect to this investment is further described in Note 4.
17. Earnings per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings per share available to Third Point Re common shareholders for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding, net of treasury shares	101,391,145	103,780,196	102,553,346	104,055,946
Dilutive effect of options	1,536,419	940,627	1,162,851	570,580
Dilutive effect of warrants	1,416,696	912,286	1,067,832	682,594
Dilutive effect of restricted shares with service and performance condition	335,314	162,204	256,222	281,548
Diluted number of common shares outstanding	104,679,574	105,795,313	105,040,251	105,590,668
Basic earnings per common share:
Net income available to Third Point Re common shareholders	$54,685	$72,081	$233,449	$74,328
Net income allocated to Third Point Re participating common shareholders	(55)	(241)	(256)	(233)
Net income allocated to Third Point Re common shareholders	$54,630	$71,840	$233,193	$74,095
Basic earnings per share available to Third Point Re common shareholders	$0.54	$0.69	$2.27	$0.71
Diluted earnings per common share:
Net income available to Third Point Re common shareholders	$54,685	$72,081	$233,449	$74,328
Net income allocated to Third Point Re participating common shareholders	(53)	(237)	(250)	(229)
Net income allocated to Third Point Re common shareholders	$54,632	$71,844	$233,199	$74,099
Diluted earnings per share available to Third Point Re common shareholders	$0.52	$0.68	$2.22	$0.70
For the three months ended September 30, 2017 and 2016, anti-dilutive options of 3,825,188 and 4,322,659, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2017 and 2016, anti-dilutive options of 4,155,013 and 4,384,788, respectively, were excluded from the computation of diluted earnings per share.

18. Related party transactions
In addition to the transactions disclosed in Notes 4, 8 and 16 to these condensed consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of September 30, 2017, Loan LLC held $128.4 million (December 31, 2016 - $124.1 million) and Ventures LLC held $27.3 million (December 31, 2016 - $22.6 million) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income.
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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of September 30, 2017, the investment portfolio had a maximum payout amount of approximately $346.9 million (December 31, 2016 - $87.5 million) relating to written put option contracts with expiration ranging from two months to three months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of September 30, 2017 was $1.4 million (December 31, 2016 - $1.3 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of September 30, 2017, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of September 30, 2017 and December 31, 2016:

September 30, 2017	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$3,320	$2,393	$5,713	$—	$2,760	$(2,760)
Single name (251 - 500)	1,318	—	1,318	—	68	(68)
	$4,638	$2,393	$7,031	$—	$2,828	$(2,828)

December 31, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,943	$3,943	$—	$1,952	$(1,952)

(1)	As of September 30, 2017 and December 31, 2016, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of September 30, 2017, the Company’s maximum counterparty credit risk exposure was $78.8 million (December 31, 2016 - $28.1 million).
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
The Company has exposure to credit risk related to balances receivable under our reinsurance contracts, including funds withheld and premiums receivable, and the possibility that counterparties may default on their obligations to the Company. The risk of counterparty default is partially mitigated by the fact that any amount owed from a reinsurance counterparty would be netted against any losses or acquisition costs the Company would pay in the future. The Company monitors the collectability of these balances on a regular basis.
20. Commitments and Contingencies
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of September 30, 2017, the Company had one unfunded capital commitment of $3.3 million related to its investment in the Hellenic Fund (see Note 16 for additional information).
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

Financing
In February 2015, TPRUSA issued $115.0 million of Notes due February 13, 2025. The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes.
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

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$174,539	$—	$174,539
Gross premiums ceded	—	—	—
Net premiums written	174,539	—	174,539
Change in net unearned premium reserves	(68,564)	—	(68,564)
Net premiums earned	105,975	—	105,975
Expenses
Loss and loss adjustment expenses incurred, net	77,275	—	77,275
Acquisition costs, net	33,974	—	33,974
General and administrative expenses	7,291	5,927	13,218
Total expenses	118,540	5,927	124,467
Net underwriting loss	(12,565)	n/a	n/a

Net investment income	26,531	62,437	88,968
Other expenses	(3,846)	—	(3,846)
Interest expense	—	(2,074)	(2,074)
Foreign exchange losses	—	(5,437)	(5,437)
Income tax expense	—	(3,475)	(3,475)
Net income attributable to noncontrolling interests in related party	—	(959)	(959)
Segment income	$10,120	$44,565
Net income available to Third Point Re common shareholders			$54,685

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	72.9%
Acquisition cost ratio	32.1%
Composite ratio	105.0%
General and administrative expense ratio	6.9%
Combined ratio	111.9%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended September 30, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$477,457	$—	$477,457
Gross premiums ceded	(2,550)	—	(2,550)
Net premiums written	474,907	—	474,907
Change in net unearned premium reserves	(57,365)	—	(57,365)
Net premiums earned	417,542	—	417,542
Expenses
Loss and loss adjustment expenses incurred, net	270,549	—	270,549
Acquisition costs, net	157,067	—	157,067
General and administrative expenses	23,252	15,552	38,804
Total expenses	450,868	15,552	466,420
Net underwriting loss	(33,326)	n/a	n/a

Net investment income	93,857	230,946	324,803
Other expenses	(8,852)	—	(8,852)
Interest expense	—	(6,151)	(6,151)
Foreign exchange losses	—	(10,233)	(10,233)
Income tax expense	—	(14,080)	(14,080)
Net income attributable to noncontrolling interests in related party	—	(3,160)	(3,160)
Segment income	$51,679	$181,770
Net income available to Third Point Re common shareholders			$233,449

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	64.8%
Acquisition cost ratio	37.6%
Composite ratio	102.4%
General and administrative expense ratio	5.6%
Combined ratio	108.0%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended September 30, 2016
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$142,573	$—	$142,573
Gross premiums ceded	(927)	—	(927)
Net premiums written	141,646	—	141,646
Change in net unearned premium reserves	(13,463)	—	(13,463)
Net premiums earned	128,183	—	128,183
Expenses
Loss and loss adjustment expenses incurred, net	85,015	—	85,015
Acquisition costs, net	45,127	—	45,127
General and administrative expenses	6,380	5,974	12,354
Total expenses	136,522	5,974	142,496
Net underwriting loss	(8,339)	n/a	n/a

Net investment income	22,031	66,325	88,356
Other expenses	(347)	—	(347)
Interest expense	—	(2,069)	(2,069)
Foreign exchange gains	—	3,905	3,905
Income tax expense	—	(2,484)	(2,484)
Net income attributable to noncontrolling interests in related party	—	(967)	(967)
Segment income	$13,345	$58,736
Net income available to Third Point Re common shareholders			$72,081

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	66.3%
Acquisition cost ratio	35.2%
Composite ratio	101.5%
General and administrative expense ratio	5.0%
Combined ratio	106.5%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended September 30, 2016
	Property and Casualty Reinsurance	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$536,595	$—	$536,595
Gross premiums ceded	(2,352)	—	(2,352)
Net premiums written	534,243	—	534,243
Change in net unearned premium reserves	(136,136)	—	(136,136)
Net premiums earned	398,107	—	398,107
Expenses
Loss and loss adjustment expenses incurred, net	273,822	—	273,822
Acquisition costs, net	145,296	—	145,296
General and administrative expenses	19,527	14,358	33,885
Total expenses	438,645	14,358	453,003
Net underwriting loss	(40,538)	n/a	n/a

Net investment income	32,868	101,724	134,592
Other expenses	(6,226)	—	(6,226)
Interest expense	—	(6,163)	(6,163)
Foreign exchange gains	—	14,359	14,359
Income tax expense	—	(5,865)	(5,865)
Net income attributable to noncontrolling interests in related party	—	(1,473)	(1,473)
Segment income (loss)	$(13,896)	$88,224
Net income available to Third Point Re common shareholders			$74,328

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	68.8%
Acquisition cost ratio	36.5%
Composite ratio	105.3%
General and administrative expense ratio	4.9%
Combined ratio	110.2%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three and nine months ended September 30, 2017 and 2016 as a percentage of total gross premiums written in the relevant period:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Largest contract	51.1%	42.4%	21.6%	20.9%
Second largest contract	14.9%	26.8%	18.7%	11.3%
Third largest contract	n/a	10.1%	12.2%	n/a
Total for contracts contributing greater than 10% each	66.0%	79.3%	52.5%	32.2%
Total for contracts contributing less than 10% each	34.0%	20.7%	47.5%	67.8%
	100.0%	100.0%	100.0%	100.0%
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and nine months ended September 30, 2017 and 2016:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	($ in thousands)
Property	$(3)	—%	$56,632	39.7%	$(8,818)	(1.9)%	$63,714	11.9%
Casualty	161,110	92.3%	26,640	18.7%	366,455	76.8%	187,146	34.9%
Specialty	13,432	7.7%	59,301	41.6%	119,820	25.1%	285,735	53.2%
	$174,539	100.0%	$142,573	100.0%	$477,457	100.0%	$536,595	100.0%
The following table provides a breakdown of the Company’s gross premiums written by prospective and retroactive reinsurance contracts for the three and nine months ended September 30, 2017 and 2016:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	($ in thousands)
Prospective	$172,856	99.0%	$142,573	100.0%	$391,897	82.1%	$536,595	100.0%
Retroactive (1)	1,683	1.0%	—	—%	85,560	17.9%	—	—%
	$174,539	100.0%	$142,573	100.0%	$477,457	100.0%	$536,595	100.0%

(1)	Includes all retroactive exposure in reinsurance contracts.
The Company records the gross premium written and earned at the inception of the contract for retroactive exposures in reinsurance contracts.
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three and nine months ended September 30, 2017 and 2016:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	($ in thousands)
Largest broker	$90,341	51.8%	$95,073	66.7%	$134,324	28.1%	$186,737	34.8%
Second largest broker	44,676	25.6%	27,461	19.3%	118,618	24.9%	180,631	33.7%
Third largest broker	n/a	n/a	n/a	n/a	107,612	22.5%	89,756	16.7%
Other	39,522	22.6%	20,039	14.0%	116,903	24.5%	79,471	14.8%
	$174,539	100.0%	$142,573	100.0%	$477,457	100.0%	$536,595	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and nine months ended September 30, 2017 and 2016:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	($ in thousands)
United States	$145,313	83.3%	$123,233	86.4%	$189,082	39.6%	$290,971	54.2%
Bermuda	8,278	4.7%	18,538	13.0%	62,353	13.1%	65,078	12.1%
United Kingdom	948	0.5%	802	0.6%	201,542	42.2%	180,546	33.7%
Other	20,000	11.5%	—	—%	24,480	5.1%	—	—%
	$174,539	100.0%	$142,573	100.0%	$477,457	100.0%	$536,595	100.0%
22. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, condensed consolidating statements of income and condensed consolidating statements of cash flows for the three and nine months ended September 30, 2017 and 2016 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2017
(expressed in thousands of U.S. dollars)

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$2,017,463	$—	$2,017,463
Debt securities	—	—	656,118	—	656,118
Other investments	—	—	30,932	—	30,932
Total investments in securities	—	—	2,704,513	—	2,704,513
Cash and cash equivalents	—	200	6,234	—	6,434
Restricted cash and cash equivalents	—	—	477,362	—	477,362
Investment in subsidiaries	1,613,968	276,251	165,913	(2,056,132)	—
Due from brokers	—	—	387,786	—	387,786
Derivative assets, at fair value	—	—	75,781	—	75,781
Interest and dividends receivable	—	—	4,210	—	4,210
Reinsurance balances receivable	—	—	478,206	—	478,206
Deferred acquisition costs, net	—	—	223,091	—	223,091
Amounts due from (to) affiliates	(1,493)	(3,588)	5,081	—	—
Other assets	734	—	10,730	—	11,464
Total assets	$1,613,209	$272,863	$4,538,907	$(2,056,132)	$4,368,847
Liabilities
Accounts payable and accrued expenses (1)	$1,055	$(7,920)	$31,445	$—	$24,580
Reinsurance balances payable	—	—	54,654	—	54,654
Deposit liabilities	—	—	126,491	—	126,491
Unearned premium reserves	—	—	615,375	—	615,375
Loss and loss adjustment expense reserves	—	—	699,369	—	699,369
Securities sold, not yet purchased, at fair value	—	—	405,845	—	405,845
Due to brokers	—	—	602,230	—	602,230
Derivative liabilities, at fair value	—	—	17,280	—	17,280
Performance fee payable to related party	—	—	73,210	—	73,210
Interest and dividends payable	—	1,026	891	—	1,917
Senior notes payable, net of deferred costs	—	113,688	—	—	113,688
Total liabilities	1,055	106,794	2,626,790	—	2,734,639
Redeemable noncontrolling interests in related party	—	—	16,813	—	16,813
Shareholders’ equity
Common shares	10,738	—	1,250	(1,250)	10,738
Treasury shares	(48,253)	—	—	—	(48,253)
Additional paid-in capital	1,099,998	166,080	1,533,281	(1,699,361)	1,099,998
Retained earnings (deficit)	549,671	(11)	355,532	(355,521)	549,671
Shareholders’ equity attributable to Third Point Re common shareholders	1,612,154	166,069	1,890,063	(2,056,132)	1,612,154
Noncontrolling interests in related party	—	—	5,241	—	5,241
Total shareholders’ equity	1,612,154	166,069	1,895,304	(2,056,132)	1,617,395
Total liabilities, noncontrolling interests and shareholders’ equity	$1,613,209	$272,863	$4,538,907	$(2,056,132)	$4,368,847
(1) Negative balance of $7.9 million represents net deferred tax assets that are offset by net deferred tax liabilities in Third Point Re USA of $8.0 million, resulting in a net liability position as of September 30, 2017.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,506,854	$—	$1,506,854
Debt securities	—	—	1,057,957	—	1,057,957
Other investments	—	—	82,701	—	82,701
Total investments in securities	—	—	2,647,512	—	2,647,512
Cash and cash equivalents	1,629	79	8,243	—	9,951
Restricted cash and cash equivalents	—	—	298,940	—	298,940
Investment in subsidiaries	1,413,078	269,622	165,324	(1,848,024)	—
Due from brokers	—	—	284,591	—	284,591
Derivative assets, at fair value	—	—	27,432	—	27,432
Interest and dividends receivable	—	—	6,505	—	6,505
Reinsurance balances receivable	—	—	381,951	—	381,951
Deferred acquisition costs, net	—	—	221,618	—	221,618
Amounts due from (to) affiliates	(142)	(8,394)	8,536	—	—
Other assets	637	5,507	11,000	—	17,144
Total assets	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644
Liabilities
Accounts payable and accrued expenses	$1,151	$40	$9,130	$—	$10,321
Reinsurance balances payable	—	—	43,171	—	43,171
Deposit liabilities	—	—	104,905	—	104,905
Unearned premium reserves	—	—	557,076	—	557,076
Loss and loss adjustment expense reserves	—	—	605,129	—	605,129
Securities sold, not yet purchased, at fair value	—	—	92,668	—	92,668
Due to brokers	—	—	899,601	—	899,601
Derivative liabilities, at fair value	—	—	16,050	—	16,050
Interest and dividends payable	—	3,057	386	—	3,443
Senior notes payable, net of deferred costs	—	113,555	—	—	113,555
Total liabilities	1,151	116,652	2,328,116	—	2,445,919
Shareholders’ equity
Common shares	10,650	—	1,250	(1,250)	10,650
Treasury shares	(7,389)	—	—	—	(7,389)
Additional paid-in capital	1,094,568	165,456	1,528,827	(1,694,283)	1,094,568
Retained earnings (deficit)	316,222	(15,294)	167,785	(152,491)	316,222
Shareholders' equity attributable to Third Point Re common shareholders	1,414,051	150,162	1,697,862	(1,848,024)	1,414,051
Noncontrolling interests in related party	—	—	35,674	—	35,674
Total shareholders' equity	1,414,051	150,162	1,733,536	(1,848,024)	1,449,725
Total liabilities, noncontrolling interests and shareholders’ equity	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(expressed in thousands of U.S. dollars)

Three months ended September 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$174,539	$—	$174,539
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	174,539	—	174,539
Change in net unearned premium reserves	—	—	(68,564)	—	(68,564)
Net premiums earned	—	—	105,975	—	105,975
Net investment income	—	—	88,968	—	88,968
Equity in earnings (losses) of subsidiaries	55,847	5,473	(30)	(61,290)	—
Total revenues	55,847	5,473	194,913	(61,290)	194,943
Expenses
Loss and loss adjustment expenses incurred, net	—	—	77,275	—	77,275
Acquisition costs, net	—	—	33,974	—	33,974
General and administrative expenses	1,162	17	12,039	—	13,218
Other expenses	—	—	3,846	—	3,846
Interest expense	—	2,074	—	—	2,074
Foreign exchange losses	—	—	5,437	—	5,437
Total expenses	1,162	2,091	132,571	—	135,824
Income before income tax expense	54,685	3,382	62,342	(61,290)	59,119
Income tax (expense) benefit	—	732	(4,207)	—	(3,475)
Net income	54,685	4,114	58,135	(61,290)	55,644
Net income attributable to noncontrolling interests in related party	—	—	(959)	—	(959)
Net income available to Third Point Re common shareholders	$54,685	$4,114	$57,176	$(61,290)	$54,685

Nine months ended September 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$477,457	$—	$477,457
Gross premiums ceded	—	—	(2,550)	—	(2,550)
Net premiums written	—	—	474,907	—	474,907
Change in net unearned premium reserves	—	—	(57,365)	—	(57,365)
Net premiums earned	—	—	417,542	—	417,542
Net investment income	—	—	324,803	—	324,803
Equity in earnings (losses) of subsidiaries	237,060	19,305	(35)	(256,330)	—
Total revenues	237,060	19,305	742,310	(256,330)	742,345
Expenses
Loss and loss adjustment expenses incurred, net	—	—	270,549	—	270,549
Acquisition costs, net	—	—	157,067	—	157,067
General and administrative expenses	3,611	37	35,156	—	38,804
Other expenses	—	—	8,852	—	8,852
Interest expense	—	6,151	—	—	6,151
Foreign exchange losses	—	—	10,233	—	10,233
Total expenses	3,611	6,188	481,857	—	491,656
Income before income tax expense	233,449	13,117	260,453	(256,330)	250,689
Income tax (expense) benefit	—	2,166	(16,246)	—	(14,080)
Net income	233,449	15,283	244,207	(256,330)	236,609
Net income attributable to noncontrolling interests in related party	—	—	(3,160)	—	(3,160)
Net income available to Third Point Re common shareholders	$233,449	$15,283	$241,047	$(256,330)	$233,449

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(expressed in thousands of U.S. dollars)

Three months ended September 30, 2016	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$142,573	$—	$142,573
Gross premiums ceded	—	—	(927)	—	(927)
Net premiums written	—	—	141,646	—	141,646
Change in net unearned premium reserves	—	—	(13,463)	—	(13,463)
Net premiums earned	—	—	128,183	—	128,183
Net investment income	—	—	88,356	—	88,356
Equity in earnings (losses) of subsidiaries	73,268	3,916	(35)	(77,149)	—
Total revenues	73,268	3,916	216,504	(77,149)	216,539
Expenses
Loss and loss adjustment expenses incurred, net	—	—	85,015	—	85,015
Acquisition costs, net	—	—	45,127	—	45,127
General and administrative expenses	1,187	11	11,156	—	12,354
Other expenses	—	—	347	—	347
Interest expense	—	2,069	—	—	2,069
Foreign exchange gains	—	—	(3,905)	—	(3,905)
Total expenses	1,187	2,080	137,740	—	141,007
Income before income tax expense	72,081	1,836	78,764	(77,149)	75,532
Income tax (expense) benefit	—	728	(3,212)	—	(2,484)
Net income	72,081	2,564	75,552	(77,149)	73,048
Net income attributable to noncontrolling interests in related party	—	—	(967)	—	(967)
Net income available to Third Point Re common shareholders	$72,081	$2,564	$74,585	$(77,149)	$72,081

Nine months ended September 30, 2016	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$536,595	$—	$536,595
Gross premiums ceded	—	—	(2,352)	—	(2,352)
Net premiums written	—	—	534,243	—	534,243
Change in net unearned premium reserves	—	—	(136,136)	—	(136,136)
Net premiums earned	—	—	398,107	—	398,107
Net investment income	—	—	134,592	—	134,592
Equity in earnings (losses) of subsidiaries	77,829	6,015	(78)	(83,766)	—
Total revenues	77,829	6,015	532,621	(83,766)	532,699
Expenses
Loss and loss adjustment expenses incurred, net	—	—	273,822	—	273,822
Acquisition costs, net	—	—	145,296	—	145,296
General and administrative expenses	3,501	41	30,343	—	33,885
Other expenses	—	—	6,226	—	6,226
Interest expense	—	6,163	—	—	6,163
Foreign exchange gains	—	—	(14,359)	—	(14,359)
Total expenses	3,501	6,204	441,328	—	451,033
Income (loss) before income tax (expense) benefit	74,328	(189)	91,293	(83,766)	81,666
Income tax (expense) benefit	—	2,171	(8,036)	—	(5,865)
Net income	74,328	1,982	83,257	(83,766)	75,801
Net income attributable to noncontrolling interests in related party	—	—	(1,473)	—	(1,473)
Net income available to Third Point Re common shareholders	$74,328	$1,982	$81,784	$(83,766)	$74,328

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2017
(expressed in thousands of U.S. dollars)

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$233,449	$15,283	$244,207	$(256,330)	$236,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(237,060)	(19,305)	35	256,330	—
Share compensation expense	184	—	3,830	—	4,014
Net interest expense on deposit liabilities	—	—	1,472	—	1,472
Net unrealized gain on investments and derivatives	—	—	(203,299)	—	(203,299)
Net realized gain on investments and derivatives	—	—	(180,382)	—	(180,382)
Net foreign exchange losses	—	—	10,233	—	10,233
Amortization of premium and accretion of discount, net	—	133	(585)	—	(452)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(77,444)	—	(77,444)
Deferred acquisition costs, net	—	—	(1,473)	—	(1,473)
Other assets	(97)	5,507	288	—	5,698
Interest and dividends receivable, net	—	(2,031)	2,800	—	769
Unearned premium reserves	—	—	58,299	—	58,299
Loss and loss adjustment expense reserves	—	—	78,931	—	78,931
Accounts payable and accrued expenses	(96)	(7,960)	22,229	—	14,173
Reinsurance balances payable	—	—	11,462	—	11,462
Performance fees payable to related party	—	—	73,210	—	73,210
Amounts due from (to) affiliates	1,351	(4,806)	3,455	—	—
Net cash provided by (used in) operating activities	(2,269)	(13,179)	47,268	—	31,820
Investing activities
Purchases of investments	—	—	(2,238,167)	—	(2,238,167)
Proceeds from sales of investments	—	—	2,536,688	—	2,536,688
Purchases of investments to cover short sales	—	—	(440,242)	—	(440,242)
Proceeds from short sales of investments	—	—	735,132	—	735,132
Change in due to/from brokers, net	—	—	(400,566)	—	(400,566)
Change in restricted cash and cash equivalents	—	—	(178,422)	—	(178,422)
Net cash provided by investing activities	—	—	14,423	—	14,423
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,504	—	—	—	1,504
Purchases of Third Point Re common shares under share repurchase program	(40,864)	—	—	—	(40,864)
Decrease in deposit liabilities, net	—	—	6,380	—	6,380
Change in total noncontrolling interests in related party, net	—	—	(16,780)	—	(16,780)
Dividend received by (paid to) parent	40,000	13,300	(53,300)	—	—
Net cash provided by (used in) financing activities	640	13,300	(63,700)	—	(49,760)
Net increase (decrease) in cash and cash equivalents	(1,629)	121	(2,009)	—	(3,517)
Cash and cash equivalents at beginning of period	1,629	79	8,243	—	9,951
Cash and cash equivalents at end of period	$—	$200	$6,234	$—	$6,434

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2016
(expressed in thousands of U.S. dollars)

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$74,328	$1,982	$83,257	$(83,766)	$75,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(77,829)	(6,015)	78	83,766	—
Share compensation expense	362	—	6,234	—	6,596
Net interest income on deposit liabilities	—	—	(507)	—	(507)
Net unrealized loss on investments and derivatives	—	—	(90,675)	—	(90,675)
Net realized gain on investments and derivatives	—	—	(62,316)	—	(62,316)
Net foreign exchange gains	—	—	(14,359)	—	(14,359)
Amortization of premium and accretion of discount, net	—	133	4,821	—	4,954
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(145,593)	—	(145,593)
Deferred acquisition costs, net	—	—	(58,286)	—	(58,286)
Other assets	(187)	(2,171)	(2,602)	—	(4,960)
Interest and dividends receivable, net	—	(2,021)	(1,676)	—	(3,697)
Unearned premium reserves	—	—	137,270	—	137,270
Loss and loss adjustment expense reserves	—	—	111,014	—	111,014
Accounts payable and accrued expenses	(1,561)	20	3,059	—	1,518
Reinsurance balances payable	—	—	24,013	—	24,013
Performance fees payable to related party	—	—	24,846	—	24,846
Amounts due from (to) affiliates	(345)	8,067	(7,722)	—	—
Net cash provided by (used in) operating activities	(5,232)	(5)	10,856	—	5,619
Investing activities
Purchases of investments	—	—	(2,803,862)	—	(2,803,862)
Proceeds from sales of investments	—	—	2,533,656	—	2,533,656
Purchases of investments to cover short sales	—	—	(978,039)	—	(978,039)
Proceeds from short sales of investments	—	—	854,689	—	854,689
Change in due to/from brokers, net	—	—	362,695	—	362,695
Increase in securities sold under an agreement to repurchase	—	—	46,936	—	46,936
Change in restricted cash and cash equivalents	—	—	(34,536)	—	(34,536)
Contributed capital to subsidiaries	(5,000)	5,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(5,000)	5,000	—	—
Net cash used in investing activities	(5,000)	—	(13,461)	—	(18,461)
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	3,878	—	—	—	3,878
Purchases of Third Point Re common shares under share repurchase program	(7,389)	—	—	—	(7,389)
Increase in deposit liabilities, net	—	—	15,928	—	15,928
Change in total noncontrolling interests in related party, net	—	—	1,000	—	1,000
Dividend received by (paid to) parent	15,000	—	(15,000)	—	—
Net cash provided by financing activities	11,489	—	1,928	—	13,417
Net decrease in cash and cash equivalents	1,257	(5)	(677)	—	575
Cash and cash equivalents at beginning of period	308	5	20,094	—	20,407
Cash and cash equivalents at end of period	$1,565	$—	$19,417	$—	$20,982

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	fluctuation in results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	downgrades or withdrawal of ratings by rating agencies;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	dependence on financing available through our investment accounts to secure letters of credit and collateral for reinsurance contracts;

•	potential inability to pay dividends;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	unavailability of capital in the future;

•	fluctuations in market price of our common shares;

•	dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	suspension or revocation of our reinsurance licenses;

•	potentially being deemed an investment company under U.S. federal securities law;

•	potential characterization of Third Point Re and/or Third Point Re BDA as a passive foreign investment company;

•	future strategic transactions such as acquisitions, dispositions, merger or joint ventures;

•	dependence on Third Point LLC to implement our investment strategy;

•	termination by Third Point LLC of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	Third Point Re and/or Third Point Re BDA potentially becoming subject to U.S. federal income taxation, including as a result of the bill currently proposed in the U.S House of Representatives;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act;

•	changes in Bermuda or other law and regulation that may have an adverse impact on our operations; and

•	other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission.
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
Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” and the “Company,” as used in this report, refer to Third Point Reinsurance Ltd. (“Third Point Re”) and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Re exclusive of its subsidiaries.
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

The table below shows the key performance indicators that we believe are most meaningful in analyzing our consolidated business for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(12,565)	$(8,339)	$(33,326)	$(40,538)
Combined ratio (1)	111.9%	106.5%	108.0%	110.2%
Key investment return metrics:
Net investment income	$88,968	$88,356	$324,803	$134,592
Net investment return on investments managed by Third Point LLC	3.6%	4.0%	14.6%	6.0%
Key shareholders’ value creation metrics:
Book value per share (2) (3)	$15.90	$13.57	$15.90	$13.57
Diluted book value per share (2) (3)	$15.24	$13.16	$15.24	$13.16
Change in diluted book value per share (2)	3.4%	5.2%	15.8%	5.4%
Return on beginning shareholders’ equity (2)	3.5%	5.2%	16.8%	5.4%
Invested asset leverage (3)	1.57	1.55	1.57	1.55

(1)	See Note 21 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

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
Net Investment Income
Net investment income is an important measure that affects overall profitability. Net investment income is primarily affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operations. Pursuant to our investment management agreements, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. Our investment management agreements allow us to withdraw cash from our investment accounts with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses. Net investment income is net of investment fee expenses, which include performance and management fees to related parties.

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
Net investment income for the three and nine months ended September 30, 2017 and 2016 was comprised of the following:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Net investment income on float	$26,531	$22,031	$93,857	$32,868
Net investment income on capital	62,971	65,729	231,020	100,646
Net investment income on investments managed by Third Point LLC	89,502	87,760	324,877	133,514
Net gain (loss) on investment in Kiskadee Fund	(534)	596	(74)	1,078
Net investment income	$88,968	$88,356	$324,803	$134,592
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our investments managed by Third Point LLC, net of fees. The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of total noncontrolling interests. The stated return is net of withholding taxes, which are presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
Book Value Per Share and Diluted Book Value Per Share
Book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. Book value per share is calculated by dividing shareholders’ equity attributable to Third Point Re common shareholders by the number of issued and outstanding shares at period end, net of treasury shares. Diluted book value per share represents book value per share combined with the impact from dilution of all in-the-money share options issued, warrants and unvested restricted shares outstanding as of any period end. For unvested restricted shares with a performance condition, we include the unvested restricted shares for which we consider vesting to be probable. Change in book value per share is calculated by taking the change in book value per share divided by the beginning of period book value per share. Change in diluted book value per share is calculated by taking the change in diluted book value per share divided by the beginning of period diluted book value per share. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows our management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
As of September 30, 2017, book value per share was $15.90, representing an increase of $0.54 per share, or 3.5%, from $15.36 per share as of June 30, 2017. As of September 30, 2017, diluted book value per share was $15.24, representing an increase of $0.50 per share, or 3.4%, from $14.74 per share as of June 30, 2017. The increases were primarily due to net income in the period.
As of September 30, 2017, book value per share was $15.90, representing an increase of $2.33 per share, or 17.2%, from $13.57 per share as of December 31, 2016. As of September 30, 2017, diluted book value per share was $15.24, representing an increase of $2.08 per share, or 15.8%, from $13.16 per share as of December 31, 2016. The increases were primarily due to net income in the period.
The changes in book value per share and diluted book value per share were also impacted by share activity including share repurchases and the issuance of performance restricted shares.
The following table sets forth the computation of basic and diluted book value per share as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,612,154	$1,414,051
Effect of dilutive warrants issued to founders and an advisor	46,512	46,512
Effect of dilutive stock options issued to directors and employees	54,572	52,930
Diluted book value per share numerator:	$1,713,238	$1,513,493
Basic and diluted book value per share denominator:
Issued and outstanding shares, net of treasury shares	101,399,735	104,173,748
Effect of dilutive warrants issued to founders and an advisor	4,651,163	4,651,163
Effect of dilutive stock options issued to directors and employees	5,332,833	5,274,333
Effect of dilutive restricted shares issued to directors and employees (1)	1,061,412	878,529
Diluted book value per share denominator:	112,445,143	114,977,773

Basic book value per share	$15.90	$13.57
Diluted book value per share	$15.24	$13.16

(1)
As of September 30, 2017, the effect of dilutive restricted shares issued to directors and employees was comprised of 98,742 restricted shares with a service condition only and 962,670 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity attributable to Third Point Re common shareholders is calculated by dividing net income available to Third Point Re common shareholders by the beginning shareholders’ equity attributable to Third Point Re common shareholders. We believe that return on beginning shareholders’ equity attributable to Third Point Re common shareholders is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the nine months ended September 30, 2017, we have also adjusted the beginning shareholders’ equity attributable to Third Point Re common shareholders for the impact of the shares repurchased on a weighted average basis. This adjustment increased the stated returns on beginning shareholders’ equity attributable to Third Point Re common shareholders.

Return on beginning shareholders’ equity for the three and nine months ended September 30, 2017 and 2016 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Net income available to Third Point Re common shareholders	$54,685	$72,081	$233,449	$74,328
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,556,323	1,380,332	1,414,051	1,379,726
Impact of weighting related to shareholders’ equity from shares repurchased	—	—	(25,023)	(3,348)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,556,323	$1,380,332	$1,389,028	$1,376,378
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	3.5%	5.2%	16.8%	5.4%
Invested asset leverage

Invested asset leverage is a ratio calculated by dividing our net investments managed by Third Point LLC by shareholders’ equity attributable to Third Point Re common shareholders and is a key metric in assessing the amount of insurance float generated by our reinsurance operation that has been invested by our investment manager, Third Point LLC.  Given the sensitivity of our return on beginning shareholders’ equity to our net investment return on investments managed by Third Point LLC, invested asset leverage is an important metric that management monitors.  It is also an important metric by which we evaluate our capital adequacy for rating agency and regulatory purposes.  Maintaining an appropriate invested asset leverage in order to optimize the return potential of the Company, while maintaining sufficient rating agency and regulatory capital is an important aspect of how we manage the Company.
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
For the past several years, there has been significant underwriting capacity available and market conditions have been challenging. We believe this excess capacity was primarily due to strong retained earnings in the reinsurance industry as a result of historically low catastrophe losses, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants. While we do not participate in the property catastrophe excess of loss reinsurance segment, we believe that traditional reinsurers facing extreme price pressure in this segment were more aggressively pursuing our targeted lines of business. During the third quarter of 2017, the insurance industry was impacted by significant catastrophe losses, including losses caused by hurricanes Harvey, Irma and Maria and two earthquakes in Mexico. Considering the third quarter catastrophe losses, other smaller catastrophe losses incurred earlier in the year and subsequent to the third quarter, AIR Worldwide, Risk Management Solutions, Inc., and other industry experts believe that the amount of insured catastrophe losses for 2017 will exceed $100 billion.

It is uncertain at this point what impact that these significant catastrophe losses will have on the property catastrophe and the broader reinsurance markets.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. We expect to see increased demand for our products as companies that sustained significant catastrophe losses look for ways to bolster their capital positions but it is unclear how the supply of capacity to unaffected lines of business will be impacted.

We believe that we are well positioned to benefit from any improvement in terms and conditions and/or increased demand given our modest losses from the recent catastrophe events and strong balance sheet position as well as our focus on customized reinsurance solutions for our clients to support their capital needs. Most of our senior management team have spent decades within the reinsurance market and have strong relationships with intermediaries and reinsurance buyers from which we are receiving a strong flow of submissions in the lines and types of reinsurance we target.  Although we are typically presented by brokers with proposed structures on syndicated deals, we often seek to customize the proposed solution for the client while improving our risk and return profile and establishing our position as the lead reinsurer in the transaction. We also look for non-syndicated opportunities where a highly customized solution is needed. These solutions may take the form of aggregate stop loss covers, loss portfolio transfers or other forms of reserve covers where clients seek capital relief and enhanced investment returns on the assets that back their loss and unearned premium reserves.
During our first four years of operation through 2015, we had significant premium growth and float generation and reached a premium level that supports our fixed expense base and an invested asset leverage that appropriately utilizes our capital. As a result of challenging market conditions, it has been more difficult to originate reinsurance opportunities that meet our underwriting standards and therefore gross written premium in 2016 was slightly lower than 2015. Given our focus on improving underwriting results, it is possible that our premiums written for 2017 may decline further. However, we believe that the recent catastrophe events will help to expose the industry’s underpricing of risk in many areas and could lead to an improvement in market conditions going forward.
Consolidated Results of Operations—Three and nine months ended September 30, 2017 and 2016:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2017 and 2016:

	Three months ended			Nine months ended
	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Net underwriting income (loss)	$(12,565)	$(8,339)	$(4,226)	$(33,326)	$(40,538)	$7,212
Net investment income	88,968	88,356	612	324,803	134,592	190,211
Net investment return on investments managed by Third Point LLC	3.6%	4.0%	(0.4)%	14.6%	6.0%	8.6%
General and administrative expenses (1)	(5,927)	(5,974)	47	(15,552)	(14,358)	(1,194)
Other expenses	(3,846)	(347)	(3,499)	(8,852)	(6,226)	(2,626)
Foreign exchange gains (losses)	(5,437)	3,905	(9,342)	(10,233)	14,359	(24,592)
Income tax expense	(3,475)	(2,484)	(991)	(14,080)	(5,865)	(8,215)
Net income available to Third Point Re common shareholders	$54,685	$72,081	$(17,396)	$233,449	$74,328	$159,121
(1) Corporate function only.
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and therefore in our consolidated net income. See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income for the three and nine months ended September 30, 2017 compared to the prior year periods were primarily due to the following:
Changes in net underwriting results:

•
The increase in net underwriting loss for the three months ended September 30, 2017 compared to three months ended September 30, 2016 was primarily due to $5.3 million of net underwriting losses as a result of third quarter catastrophes, compared to no catastrophe losses in the prior year period, and an increase in general and administrative expense. See “Segment Results” below for additional details.

•
The decrease in net underwriting loss for the nine months ended September 30, 2017 compared to nine months ended September 30, 2016 was primarily due to adverse development on certain contracts in the prior year period, partially offset by $5.3 million of net underwriting losses as a result of third quarter catastrophes and an increase in general and administrative expenses. See “Segment Results” below for additional details.

Other key variances:

•
The increase in general and administrative expense in our corporate function for the nine months ended September 30, 2017 was primarily due to an increase in our annual incentive plan compensation expense, partially offset by lower stock compensation expense in the current year period and separation costs in the prior year period. Our annual incentive plan is based on the Company’s return on average equity and we increased our accrual to reflect the performance of the Company year-to-date.

•
The change in foreign exchange gains (losses) was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had strengthened during the prior year period compared to the current year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts.

•
The increase in other expenses for the three and nine months ended September 30, 2017 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts in the three months ended September 30, 2016 that resulted in a decrease in other expenses in the prior year periods.

•	The increase in income tax expense for the nine months ended September 30, 2017 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries.
Segment Results—Three and nine months ended September 30, 2017 and 2016.
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

Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and nine months ended September 30, 2017 and 2016:

	Three months ended			Nine months ended
	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Gross premiums written	$174,539	$142,573	$31,966	$477,457	$536,595	$(59,138)
Net premiums earned	105,975	128,183	(22,208)	417,542	398,107	19,435
Loss and loss adjustment expenses incurred, net	77,275	85,015	(7,740)	270,549	273,822	(3,273)
Acquisition costs, net	33,974	45,127	(11,153)	157,067	145,296	11,771
General and administrative expenses	7,291	6,380	911	23,252	19,527	3,725
Net underwriting income (loss )	(12,565)	(8,339)	(4,226)	(33,326)	(40,538)	7,212
Net investment income on float	26,531	22,031	4,500	93,857	32,868	60,989
Other expenses	(3,846)	(347)	(3,499)	(8,852)	(6,226)	(2,626)
Segment income (loss)	$10,120	$13,345	$(3,225)	$51,679	$(13,896)	$65,575
Underwriting ratios (1):
Loss ratio	72.9%	66.3%	6.6%	64.8%	68.8%	(4.0)%
Acquisition cost ratio	32.1%	35.2%	(3.1)%	37.6%	36.5%	1.1%
Composite ratio	105.0%	101.5%	3.5%	102.4%	105.3%	(2.9)%
General and administrative expense ratio	6.9%	5.0%	1.9%	5.6%	4.9%	0.7%
Combined ratio	111.9%	106.5%	5.4%	108.0%	110.2%	(2.2)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation and/or cancellation provisions; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.

The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2017 and 2016:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	($ in thousands)
Property	$(3)	—%	$56,632	39.7%	$(8,818)	(1.9)%	$63,714	11.9%
Casualty	161,110	92.3%	26,640	18.7%	366,455	76.8%	187,146	34.9%
Specialty	13,432	7.7%	59,301	41.6%	119,820	25.1%	285,735	53.2%
	$174,539	100.0%	$142,573	100.0%	$477,457	100.0%	$536,595	100.0%
The increase in gross premiums written of $32.0 million, or 22.4%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was driven by:
Factor resulting in an increase:

•	For the three months ended September 30, 2017, we wrote $154.0 million of new premium, of which $141.5 million was casualty business and $12.5 million was specialty business.
Factors resulting in decreases:

•
We recognized premium of $109.1 million for the three months ended September 30, 2016 related to the net impact of contract extensions, cancellations and contracts written with no comparable premium in the current year period.

•
We recorded net increases in premium estimates relating to prior periods of $9.2 million and $18.6 million for the three months ended September 30, 2017 and 2016, respectively. The increases in premium estimates for the three months ended September 30, 2017 and 2016 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
Changes in renewal premiums for the three months ended September 30, 2017 resulted in a net decrease in premiums of $3.5 million. Premiums can change on renewals of contracts due to a number of factors, including changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

The decrease in gross premiums written of $59.1 million, or 11.0%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven by:
Factors resulting in decreases:

•
We recognized $164.9 million of premium in the nine months ended September 30, 2016 related to contracts that we did not renew in the nine months ended September 30, 2017 as a result of underlying terms and conditions.

•
We recognized a net increase in premium of $83.0 million in the nine months ended September 30, 2017 compared to a net increase of $221.9 million in the nine months ended September 30, 2016 related to the net impact of contract extensions, cancellations and contracts renewed with no premium in the comparable period.

•
We recorded net increases in premium estimates relating to prior periods of $21.4 million and $52.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increases in premium estimates for the nine months ended September 30, 2017 and 2016 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
Changes in renewal premiums for the nine months ended September 30, 2017 resulted in a net decrease in premiums of $7.6 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factor resulting in an increase:

•	For the nine months ended September 30, 2017, we wrote $283.7 million of new premium, of which $265.0 million was casualty business and $18.7 million was specialty business.
Net Premiums Earned
The decrease in net premiums earned in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a lower in-force underwriting portfolio.
The increase in net premiums earned in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the addition of $85.6 million of new retroactive exposures in reinsurance contracts in the current year period, which was fully earned when written, partially offset by a lower in-force underwriting portfolio. We did not write any retroactive reinsurance contracts in the three and nine months ended September 30, 2016.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in mix of business, prior years’ reserve development and catastrophe losses in 2017.
For the three and nine months ended September 30, 2017, we incurred $5.3 million of net loss and loss adjustment expenses as a result of third quarter catastrophe losses compared to no catastrophe losses in the prior year periods.
The following is a summary of the net impact from reserve development for the three and nine months ended September 30, 2017 and 2016:
For the three months ended September 30, 2017, we incurred $0.8 million of net adverse prior years’ reserve development, offset by net decreases of $0.8 million in acquisition costs, resulting in minimal impact in net underwriting loss. The net underwriting loss impact of the adverse loss development was primarily due to the following factors:

•	$8.8 million of net adverse loss development as a result of worse than expected loss experience on one retroactive reinsurance contract.

•	$9.2 million of net favorable loss development relating to casualty contracts where cedants reported better than expected loss experience.
The contracts that contributed to the loss reserve development above each had profit commission terms such that the loss reserve development associated with these contracts was offset by similar changes in acquisition costs, resulting in minimal impact in net underwriting loss.
For the three months ended September 30, 2016, we incurred $0.5 million of net adverse prior years’ reserve development, offset by net decreases of $0.5 million in acquisition costs, resulting in minimal impact in net underwriting loss. The net underwriting loss impact of the adverse loss development was primarily due to the following factors:
•$1.4 million of net favorable underwriting loss development across several lines of business; and

•	$1.3 million of net adverse underwriting loss development relating to non-standard auto contracts.
For the nine months ended September 30, 2017, we incurred $31.7 million of net favorable prior years’ reserve development. The $31.7 million of net favorable prior years’ reserve development for the nine months ended September 30, 2017 was primarily a result of net favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the net favorable reserve development associated with these contracts was offset by similar increases in acquisition costs, resulting in minimal impact in net underwriting loss.

For the nine months ended September 30, 2016, we incurred $15.0 million of net adverse prior years’ reserve development. The $15.0 million of net adverse prior years’ reserve development for the nine months ended September 30, 2016 was accompanied by net decreases of $2.5 million in acquisition costs, resulting in a net increase of $12.5 million in net underwriting loss, or 3.1 percentage points. The net underwriting loss impact of the adverse loss development was primarily due to:

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
Most of our contracts have similar expected composite ratios (combined ratio before general and administrative expenses); therefore, contracts with higher initial loss ratio estimates have lower acquisition cost ratios and contracts with lower initial loss ratios have higher acquisition cost ratios.
The decrease in acquisition costs, net, and the related acquisition cost ratio for the three months ended September 30, 2017 was primarily due to a change in mix of business and lower earned premiums in the current year period resulting in a lower acquisition cost expense amount.
The increase in acquisition costs, net, and the related acquisition cost ratio for the nine months ended September 30, 2017 was primarily due to net favorable development on retroactive reinsurance contracts which have profit commission terms such that the favorable development associated with these contracts was offset by similar increases in acquisition costs, partially offset by a change in business mix. See additional information in Net Loss and Loss Adjustment Expenses section above.
Net Investment Income
Net investment income allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The increase in net investment income on float for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to the increase in investment returns compared to the prior year periods. See the discussion of net investment income under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income for the years presented.

General and Administrative Expenses
The increase in general and administrative expenses and the related general and administrative expenses ratio for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to an increase in our annual incentive plan compensation expense, partially offset by lower stock compensation expense as a result of most stock options granted to certain employees being fully vested. Our annual incentive plan is based on the Company’s return on average equity and we increased our accrual to reflect the performance of the Company year-to-date.
Other expenses
The increase in other expenses for the three and nine months ended September 30, 2017 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts in the three months ended September 30, 2016 that resulted in a decrease in other expenses in the prior year periods.
Corporate Function
The following table sets forth net income and the period over period changes for the Corporate Function for the three and nine months ended September 30, 2017 and 2016:

	Three months ended			Nine months ended
	September 30, 2017	September 30, 2016	Change	September 30, 2017	September 30, 2016	Change
	($ in thousands)
Net investment income on capital	$62,437	$66,325	$(3,888)	$230,946	$101,724	$129,222
General and administrative expenses	(5,927)	(5,974)	47	(15,552)	(14,358)	(1,194)
Interest expense	(2,074)	(2,069)	(5)	(6,151)	(6,163)	12
Foreign exchange gains (losses)	(5,437)	3,905	(9,342)	(10,233)	14,359	(24,592)
Income tax expense	(3,475)	(2,484)	(991)	(14,080)	(5,865)	(8,215)
Segment loss attributable to noncontrolling interests	(959)	(967)	8	(3,160)	(1,473)	(1,687)
Segment income	$44,565	$58,736	$(14,171)	$181,770	$88,224	$93,546

Investment Results
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three and nine months ended September 30, 2017 and 2016:

	Three months ended
	September 30, 2017			September 30, 2016
	Long	Short	Net	Long	Short	Net
Equity	3.5%	(0.9)%	2.6%	4.1%	(2.2)%	1.9%
Credit	0.5%	(0.1)%	0.4%	2.1%	(0.1)%	2.0%
Other	0.9%	(0.3)%	0.6%	0.2%	(0.1)%	0.1%
Net investment return on investments managed by Third Point LLC	4.9%	(1.3)%	3.6%	6.4%	(2.4)%	4.0%

S&P 500 Total Return Index			4.5%			3.9%

	Nine months ended
	September 30, 2017			September 30, 2016
	Long	Short	Net	Long	Short	Net
Long/short equities	16.8%	(3.0)%	13.8%	3.8%	(2.5)%	1.3%
Credit	0.6%	(0.5)%	0.1%	6.5%	(0.7)%	5.8%
Other	1.9%	(1.2)%	0.7%	0.1%	(1.2)%	(1.1)%
Net investment return on investments managed by Third Point LLC	19.3%	(4.7)%	14.6%	10.4%	(4.4)%	6.0%

S&P 500 Total Return Index			14.2%			7.8%
For the three months ended September 30, 2017, the investment portfolio generated positive net returns from each investment strategy with equities remaining the strongest performing strategy for the quarter.  Gains generated from long investments in every sector except consumer were partially offset by losses in the short portfolios for most sectors as well as market hedges.  Performance was primarily attributable to long activist or long-term growth investments in the industrials, healthcare and technology, media and telecommunications sectors.  Within credit, long sovereign investments in Latin America and U.S.-based structured credit positions drove gains.  Exposure in the other strategy remains modest and positive returns from long risk arbitrage, currency, private and macroeconomic portfolios were partially offset by losses in the corresponding short portfolios.
For the nine months ended September 30, 2017, the net investment results were primarily attributable to our equity portfolio. Within equities, the investment account saw positive net returns from every sector led by healthcare, industrials, consumer and technology, media and telecommunications. The long portfolio added meaningful returns while the short portfolio generated alpha amidst a strong broader market backdrop. Within credit, gains in each sub-strategy on the long side were partially offset by negative performance by the short performing credit book. Positive returns from risk arbitrage, private and currency investments negated modest detraction from macroeconomic hedges in the other strategy.
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
General and Administrative Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a headcount analysis. The increase in general and administrative expenses related to corporate activities for the nine months ended September 30, 2017 was primarily due to an increase in our annual incentive plan compensation expense, partially offset by lower stock compensation expense in the current year period and separation costs in the prior year period. Our annual incentive plan is based on the Company’s return on average equity and we increased our accrual to reflect the performance of the Company year-to-date.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense.
Foreign Exchange Gains (Losses)
The foreign exchange losses for the three and nine months ended September 30, 2017 compared to the foreign exchange gains for the three and nine months ended September 30, 2016 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had strengthened during the prior year period compared to the current year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 13 to our condensed consolidated financial statements for additional information regarding income taxes. The increase in income tax expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to higher taxable income generated by our U.S. subsidiaries.

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
As of September 30, 2017, $1,945.2 million, or 71.9% (December 31, 2016 - $1,452.3 million, or 54.9%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
General
Third Point Re is a holding company and has no substantial operations of its own and has moderate cash needs, most of which are related to the payment of corporate expenses. Its assets consist primarily of its investments in subsidiaries. Third Point Re’s ability to pay dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries.
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Under the Companies Act, as amended, a Bermuda company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or would after the payment, be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than its liabilities. Under the Insurance Act, Third Point Re BDA and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if they are in breach of their respective minimum solvency margin (“MSM”), enhanced capital requirement (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where either Third Point Re BDA or Third Point Re USA, as Class 4 insurers, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (“BMA”).
In addition, each of Third Point Re BDA and Third Point Re USA, as Class 4 insurers, is prohibited from declaring or paying in any financial year dividends of more than 25% of its respective total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividend) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio.
As of December 31, 2016, Third Point Re BDA could pay dividends to Third Point Re of approximately $326.9 million. Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement we have entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Re of approximately $19.6 million as of December 31, 2016.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re BDA or Third Point Re USA to Third Point Reinsurance Ltd. After several years of premium growth and float generation from our inception, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given difficult market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.
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
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment earnings realized and (2) loss and loss expenses paid, reinsurance purchased, underwriting and other expenses paid. Cash flows from operations may differ substantially from net income and may be volatile from period to period depending on the underwriting opportunities available to us and other factors. Due to the nature of our underwriting portfolio, claim payments can be unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected.
Operating, investing and financing cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	($ in thousands)
Net cash provided by operating activities	$31,820	$5,619
Net cash provided by (used in) investing activities	14,423	(18,461)
Net cash provided by (used in) financing activities	(49,760)	13,417
Net increase (decrease) in cash and cash equivalents	(3,517)	575
Cash and cash equivalents at beginning of period	9,951	20,407
Cash and cash equivalents at end of period	$6,434	$20,982
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The increase in cash flows from operating activities in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to higher float generated from our reinsurance operations in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Excess cash generated from our operating activities is typically then invested by Third Point LLC.
For the nine months ended September 30, 2017 and 2016, we contributed $41.1 million and $24.1 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP. The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows provided by investing activities for the nine months ended September 30, 2017 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations and share repurchases of $40.9 million. Cash flows used in investing activities for the nine months ended September 30, 2016 primarily reflects the investment of float generated from our reinsurance operations, including the proceeds from deposit liability contracts.

Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2017 consisted of $16.8 million of net withdrawals from total noncontrolling interests and $40.9 million for shares repurchased. Cash flows provided by financing activities for the nine months ended September 30, 2016 consisted of contributions received on deposit liability contracts and proceeds from the exercise of stock options, partially offset by $7.4 million of shares repurchased.
For the period from inception until September 30, 2017, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
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
Restricted cash and cash equivalents and restricted investments increased by $79.1 million, or 10.9%, to $805.4 million as of September 30, 2017 from $726.2 million as of December 31, 2016. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 10 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of September 30, 2017, $209.5 million (December 31, 2016 - $231.8 million) of letters of credit, representing 49.3% of the total available facilities of $425.0 million, had been issued (December 31, 2016 - 44.2% (based on total available facilities of $525.0 million)).
Under the letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of September 30, 2017, total cash and cash equivalents with a fair value of $209.5 million (December 31, 2016 - $231.8 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 5 to our condensed consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.The collateral amounts securing letters of credit are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of September 30, 2017.
Financial Condition
Shareholders’ equity
As of September 30, 2017, total shareholders’ equity was $1,617.4 million, compared to $1,449.7 million as of December 31, 2016. The increase was primarily due to net income of $233.4 million and share compensation expense and proceeds from stock options exercised totaling $5.5 million, partially offset by share repurchases of $40.9 million in the nine months ended September 30, 2017.
Investments
As of September 30, 2017, total cash and net investments managed by Third Point LLC was $2,525.0 million, compared to $2,191.6 million as of December 31, 2016. The increase was primarily due to net investment income on investments managed by Third Point LLC of $324.9 million and net contributions of $17.3 million.
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
As of September 30, 2017, we had an unfunded capital commitment of $3.3 million related to our investment in the Hellenic Fund (see Note 16 to our condensed consolidated financial statements for additional information).
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

There have been no material changes in our critical accounting estimates for the nine months ended September 30, 2017. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2016 Form 10-K.
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
As of September 30, 2017, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of September 30, 2017, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $172.5 million, or 6.6% of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $387.8 million, or 13.0%, were written in currencies other than the U.S. dollar. As of September 30, 2017, loss and loss adjustment expense reserves included $161.7 million (December 31, 2016 - $94.5 million) and net reinsurance balances receivable included $14.1 million (December 31, 2016 - $5.1 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $185.5 million as of September 30, 2017 (December 31, 2016 - $104.2 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2017, our total net short exposure to foreign denominated securities represented 6.0% (December 31, 2016 - 10.6%) of our investment portfolio including cash and cash equivalents, of $157.9 million (December 31, 2016 - $204.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of September 30, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$13,512	0.5%	$(13,512)	(0.5)%
Saudi Arabian Riyal	11,556	0.4%	(11,556)	(0.4)%
Egyptian Pound	(2,933)	(0.1)%	2,933	0.1%
Brazilian Real	(4,618)	(0.2)%	4,618	0.2%
Other	(1,726)	(0.1)%	1,726	0.1%
Total	$15,791	0.5%	$(15,791)	(0.5)%

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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of September 30, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments(1)	$4,704	0.2%	$(4,323)	(0.2)%
Asset-backed securities(2)	(2,666)	(0.1)%	2,742	0.1%
Interest rate swaps and derivatives	3,980	0.2%	(3,980)	(0.2)%
Net exposure to interest rate risk	$6,018	0.3%	$(5,561)	(0.3)%

(1)	Includes interest rate risk associated with investments held in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on September 30, 2017. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of September 30, 2017, our investment portfolio had de minimis (December 31, 2016 - de minimis) commodity exposure.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.

Credit Risk
Reinsurance Contracts
We have exposure to credit risk in several reinsurance contracts with companies that write credit risk insurance, which primarily consists of mortgage insurance credit risk. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. We mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification and monitoring of risk aggregations. We have written $253.2 million, or 8.5%, of credit and financial lines premium since inception, of which $24.8 million was written in the nine months ended September 30, 2017. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States. We also wrote a financial lines retrocessional cover that includes mortgage risk.
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
As of September 30, 2017 and December 31, 2016, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	September 30, 2017	December 31, 2016
	($ in thousands)
Assets:
Asset backed securities	$196,405	$254,852
Bank debt	20,279	56,896
Corporate bonds	51,713	189,059
Other debt securities	11,882	—
Sovereign debt	47,671	100,620
Trade claims	7,246	9,022
	$335,196	$610,449
Liabilities:
Corporate bonds	$6,335	$17,683
	$6,335	$17,683

As of September 30, 2017 and December 31, 2016, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of September 30, 2017 and December 31, 2016, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	September 30, 2017		December 31, 2016
	($ in thousands)
Reperforming loans	$123,813	63.0%	$44,359	17.4%
Subprime RMBS	—	—%	117,152	46.0%
Market place loans	54,403	27.7%	44,143	17.3%
Other (1)	18,189	9.3%	49,198	19.3%
	$196,405	100.0%	$254,852	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.
The Company may also be exposed to non-investment grade securities held within certain investments in limited partnerships and derivatives. As a result of its investment in this type of ABS and certain other non-investment grade securities, our investment portfolio is exposed to credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans.  All of these classes of ABS and certain other non-investment grade securities are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage backed securities), refinance or otherwise pre-pay loans.  As an investor in these classes of ABS and certain other non-investment grade securities, we may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans.  In addition, we may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 7.3% (December 31, 2016 - 9.7%) of total cash and investments as of September 30, 2017. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of September 30, 2017, we had $1,945.2 million (December 31, 2016 - $1,452.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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

Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2017 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on February 24, 2017, other than modifications to the following risk factors.

We may be subject to United States federal income taxation.

We are incorporated under the laws of Bermuda and we believe that our activities, as currently conducted (including through our U.S.-based subsidiary, Third Point Re USA) and as contemplated, will not cause us to be treated as engaging in a United States trade or business and will not cause us to be subject to current United States federal income taxation on our net income, except with respect to Third Point Re USA, which is treated as a domestic corporation for U.S. federal income tax purposes. However, because there are no definitive standards provided by the Internal Revenue Code of 1986 as amended or the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature and must be made annually, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that we are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current United States federal income taxation. If we were deemed to be engaged in a trade or business in the United States (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), Third Point Re generally would become subject to United States federal income tax on its income “effectively connected” (or treated as effectively connected) with the U.S. trade or business, and would become subject to the “branch profits” tax on its earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially and adversely affect our operations and financial condition.

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

The proposed “Tax Cuts and Jobs Act” (H.R. 1), released by the U.S. House of Representatives on November 2, 2017 (the “House Tax Bill”) would modify the insurance exception to apply to a company only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expenses and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustments expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to run-off related or rating-related circumstances involving the insurance business. If such legislation were enacted in its current form, no assurance can be given that we would be able to operate in a manner to satisfy these requirements in any given year. No assurance can be given as to whether such legislation will be adopted and if so, in what form. Moreover, as discussed above, there can be no assurance as to what methodologies the proposed regulations will adopt for determining the portion of an insurance company’s assets that are held to meet obligations under insurance and annuity contracts, or whether the proposed regulations will be enacted in their current form.

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

Change in United States tax laws may be retroactive and could subject us to increased taxes and/or United States persons who own our shares to United States income taxation on our undistributed earnings and could adversely affect our operations and financial condition.

New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. The House Tax Bill would impose a 20% excise tax on certain payments by United States corporations to a related foreign corporation. If enacted in its present form, this could impose material incremental taxes on reinsurance transactions between Third Point Re USA and Third Point Re BDA and as a result materially and adversely affect our operations and financial condition. No assurance can be given as to whether such legislation will be adopted and if so, in what form.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not make any repurchases of common shares during the three months ended September 30, 2017.
On May 4, 2016, our Board of Directors authorized a common share repurchase program for up to an aggregate of $100.0 million of our outstanding common shares. As of September 30, 2017, a maximum value of approximately $51.7 million of common shares may yet be purchased under the program.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.32.4	Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, entered into as of August 3, 2017
10.4.3	Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into on March 17, 2017, effective as of March 1, 2017
10.4.4	Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of August 3, 2017.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: November 9, 2017
/s/ J. Robert Bredahl
J. Robert Bredahl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)