Form 10-K
period 2017-12-31
Third Point Reinsurance Ltd.
filed 2018-03-01
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2017
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Waterloo Lane Pembroke, Bermuda, HM 08	(441) 542 3300
(Address of principal executive offices and zip code)	(Registrant’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes☐    No☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes☐    No☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $917.5 million.
As of February 26, 2018, there were 103,282,427 common shares of the registrant’s common shares outstanding, including 1,864,482 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.
____________________________________________________________________________________________________________________________________________________________

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. (“Third Point Re” or “TPRE”) and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Re exclusive of its subsidiaries. We refer to Third Point Re (USA) Holdings, Inc. as “TPRUSA”, Third Point Reinsurance Investment Management Ltd. as the “Catastrophe Fund Manager,” Third Point Reinsurance Opportunities Fund Ltd. as the “Catastrophe Fund” and Third Point Re Cat Ltd. as the “Catastrophe Reinsurer.” “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2017. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	results of operations fluctuate and may not be indicative of our prospects;

•	more established competitors;

•	losses exceeding reserves;

•	highly cyclical property and casualty reinsurance industry;

•	downgrade or withdrawal of ratings by rating agencies;

•	significant decrease in our capital or surplus;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	inability to raise necessary funds to pay principal or interest on debt;

•	potential lack of availability of capital in the future;

•	credit risk associated with the use of reinsurance brokers;

•	future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;

•	dependence on Third Point LLC to implement our investment strategy;

•	decline in revenue due to poor performance of our investment portfolio;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	termination by Third Point LLC of our investment management agreements;

•	potential conflicts of interest with Third Point LLC;

•	losses resulting from significant investment positions;

•	credit risk associated with the default on obligations of counterparties;

•	ineffective investment risk management systems;

•	fluctuations in the market value of our investment portfolio;

•	trading restrictions being placed on our investments;

•	limited termination provisions in our investment management agreements;

•	limited liquidity and lack of valuation data on our investments;

•	U.S. and global economic downturns;

•
specific characteristics of investments in mortgage-backed securities and other asset-backed securities, in securities of issues based outside the U.S., and in special situation or distressed companies;

•	loss of key employees at Third Point LLC;

•	Third Point LLC’s compensation arrangements may incentivize investments that are risky or speculative;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	suspension or revocation of our reinsurance licenses;

•	potentially being deemed an investment company under U.S. federal securities law;

•	failure of reinsurance subsidiaries to meet minimum capital and surplus requirements;

•	changes in Bermuda or other law and regulation that may have an adverse impact on our operations;

•	Third Point Re and/or Third Point Re BDA potentially becoming subject to U.S. federal income taxation;

•	potential characterization of Third Point Re and/or Third Point Re BDA as a passive foreign investment company;

•	subjection of our affiliates to the base erosion and anti-abuse tax;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
Substantially all of our investable assets are managed by our investment manager, Third Point LLC, which is wholly owned by Daniel S. Loeb, one of our founding shareholders. Third Point LLC is an SEC-registered investment adviser headquartered in New York, managing $17.8 billion in assets as of December 31, 2017. We directly own our investments, which are held in separate accounts and are managed by Third Point LLC on substantially the same basis as its main hedge funds, including Third Point Partners L.P., the original Third Point LLC hedge fund.
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
In August 2013, we completed an initial public offering (“IPO”) of 24,832,484 common shares. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPRE”.
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
Reinsurance Strategy
Our current reinsurance strategy is to build a portfolio that generates stable underwriting results, with margins commensurate with the amount of risk assumed, by opportunistically targeting sub-sectors of the market and specific situations where reinsurance capacity and alternatives may be constrained. Our management team has differentiated expertise that allows us to identify profitable reinsurance opportunities. The level of volatility in our reinsurance portfolio will be determined by market conditions, but will typically be lower than that of most other reinsurance companies. We manage reinsurance volatility by predominantly focusing on lines of business that have historically demonstrated more stable return characteristics. We seek to further manage the volatility of our reinsurance results by writing reinsurance contracts on a quota share basis, where we assume an agreed percentage of premiums and losses for a portfolio of insurance policies or reinsurance contracts. We also make use of contractual terms and conditions within our reinsurance contracts that may include individual or aggregate loss occurrence limits, which limit the dollar amount of loss that we can incur from a particular occurrence or series of occurrences within the term of the reinsurance contract; loss ratio caps, which limit the maximum loss we can incur pursuant to a contract to a defined loss ratio; sliding scale commissions or profit commissions that vary in accordance with the client’s performance; loss corridors, which limit the dollar amount of loss within a contract structure; and sub-limits and exclusions for specific risks not covered by a particular reinsurance contract.
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
We typically write larger customized reinsurance contracts that require significant interaction during the course of negotiations between the client, intermediaries and us. We take a lead underwriting position on many of our reinsurance contracts, meaning that we establish the pricing and terms and conditions of the reinsurance contract. In certain instances, we will follow terms and conditions established by our competitors if we believe the opportunity meets our return threshold and helps us balance our reinsurance portfolio.
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
We intend to manage our book of business by underwriting predominantly a mix of personal and commercial lines. We intend to increase our geographic spread over time; however, we expect that a majority of our reinsurance business will continue to be comprised of U.S. exposure. See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of gross premiums written by domicile of ceding companies.
Many of our clients buy reinsurance from us for capital management purposes, primarily to increase their capacity to write insurance premium, maintain or improve their credit ratings from rating agencies, or to meet regulatory capital requirements. Our reinsurance contracts typically include structural and contractual features that limit the amount of risk assumed by the reinsurer, and therefore carry relatively lower expected margins than excess of loss reinsurance and other more volatile forms of reinsurance. During periods of less favorable market conditions, margins on reinsurance contracts written for capital management purposes for our clients typically remain relatively stable and are sufficient to support our business plan. We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. As our capital position has strengthened and market conditions improve, we may expand the lines of business and forms of reinsurance on which we focus. This may include lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for this increased risk.

The following table provides a breakdown by line and type of business of gross premiums written for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property	$136,999	21.4%	$98,334	15.9%	$114,215	16.2%
Workers’ Compensation	33,194	5.2%	56,069	9.1%	64,534	9.2%
Auto	43,424	6.7%	91,626	14.8%	64,831	9.2%
Other Casualty	193,141	30.1%	65,355	10.6%	106,145	15.1%
Casualty	269,759	42.0%	213,050	34.5%	235,510	33.5%
Credit & Financial Lines	34,324	5.4%	118,707	19.2%	62,923	9.0%
Multi-line	63,665	9.9%	187,283	30.4%	181,747	25.9%
Other Specialty	27,522	4.3%	—	—%	(1)	—%
Specialty	125,511	19.6%	305,990	49.6%	244,669	34.9%
Total prospective reinsurance contracts	532,269	83.0%	617,374	100.0%	594,394	84.6%
Retroactive reinsurance contracts	109,351	17.0%	—	—%	108,064	15.4%
Total property and casualty reinsurance	641,620	100.0%	617,374	100.0%	702,458	100.0%
Catastrophe risk management	—	—%	—	—%	(44)	—%
	$641,620	100.0%	$617,374	100.0%	$702,414	100.0%
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
As the investment manager for Third Point Re BDA and Third Point Re USA, Third Point LLC has the contractual right to manage substantially all of our investable assets pursuant to investment management agreements that had an initial term that expired on December 22, 2016. In June 2016, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with

Third Point LLC and Third Point Advisors LLC (“TP GP”) for an additional five year term, effective on December 22, 2016 and expiring on December 22, 2021. Under these investment management agreements, Third Point LLC is required to follow our investment guidelines and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our separate accounts. Our investment guidelines require Third Point LLC to manage our investment portfolio on a substantially equivalent basis to its main funds; but in any event to keep at least 60% of the investment portfolio in debt and equity securities of publicly traded companies and governments of the Organization of Economic Co-operation and Development (“OECD”) high income countries, asset backed securities, cash, cash equivalents or precious metals; limit single position concentration to no more than 15% of the portfolio assets managed; and limit net exposure to no greater than 1.5 times portfolio assets managed for more than 10 trading days in any 30-trading day period. Net exposure represents the short exposure subtracted from the long exposure in a given category. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed and to meet certain capital adequacy requirements.
Property and Casualty Reinsurance Segment Products
Our underwriting team has extensive experience in underwriting many forms of property and casualty reinsurance products.  In the current market for property and casualty reinsurance, which remains highly competitive despite the aggregate catastrophe losses in 2017, we expect that our focus will continue to be on property, casualty and specialty reinsurance quota share treaties, which may consist of broadly syndicated surplus relief quota share contracts, as well as more opportunistic business opportunities, where we are the sole or primary reinsurer. We also focus on loss portfolio transfers, aggregate stop loss covers and other forms of reserve covers, where we are able to leverage our investment capabilities.  We believe there is less competition for the type of reserve covers on which we focus as a result of the limited willingness of traditional reinsurers, who have historically experienced lower investment returns on investable assets backing reserves, to pursue these products which rely heavily on investment return to produce compelling economics. Margins on this business are determined through bilateral negotiations and comparing the cost of the reserve cover to non-reinsurance solutions such as raising additional equity or debt capital. We may expand the lines of business and forms of reinsurance on which we focus to increase our risk-adjusted returns.
While we expect to establish a diversified portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Geographically, we are focused on insurer and reinsurer clients located in the United Kingdom, Europe, Bermuda and the United States of America. The majority of our exposure emanates from the United Kingdom, Europe and the United States of America. Moreover, our focus on certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited range of lines in any given period. We intend to:

•	target markets where capacity and alternatives are underserved or capacity constrained;

•	employ strict underwriting discipline;

•	select reinsurance opportunities with favorable economics over the life of the contract; and

•	potentially offer lines and geographies that are not identified in this Form 10-K.
Through December 31, 2017, we wrote reinsurance contracts covering the following product lines:
Property
This line of business primarily consists of homeowners’ insurance coverage. Homeowners’ insurance coverage combines various personal insurance protections, which can include losses occurring to one’s home, their contents, loss of use (including additional living expenses), or loss of other personal possessions of the homeowner, as well as liability insurance for accidents that may happen at covered homes or at the hands of the homeowners. We primarily provide quota share reinsurance on a basis that limits the amount of catastrophic losses that can be recovered. There are also other loss sensitive features that can vary the cost of the reinsurance as results improve or deteriorate, reducing the potential volatility to us.

Workers’ Compensation
Workers’ compensation insurance provides wage replacement and medical benefits to employees injured in the course of employment in exchange for the mandatory relinquishment of the employee’s right to sue the employer for negligence. While plans differ among jurisdictions, provisions can be made for payments in place of wages (functioning as a form of disability insurance), compensation for economic loss (past and future), reimbursement or payment of medical and like expenses (functioning as a form of health insurance), and benefits payable to dependents of workers killed during employment (functioning as a form of life reinsurance). General damages for pain and suffering and punitive damages for employer negligence are not generally available in workers’ compensation plans. Our approach to workers’ compensation is very selective and targets insurance companies that are very specialized within the workers’ compensation line and geographically focused. While we offer both proportional and excess of loss reinsurance covering workers’ compensation risks, we manage the volatility of this line of business by capping our per occurrence exposures.
Auto
Personal automobile insurance is purchased for individually owned or leased cars designed to provide the insured with financial protection against bodily injury or physical damage resulting from traffic accidents and against liability that could arise from such occurrences. In addition, automobile insurance may offer financial protection against theft or damage of the vehicle from incidents other than collisions. In the United States, each state has different rules and regulations in place for compulsory coverage and the specific terms of automobile insurance policies will vary from company to company. In the United States, we generally focus on providing proportional reinsurance to small, single state and regional carriers that specialize in minimum financial responsibility limits required by their respective states. This business is often referred to as “non-standard” automobile business and was historically underserved by standard markets. More recently, however, standard companies have expanded their appetite for such business and it is written by a broad range of carriers. Outside of the United States, we also focus on the “non-standard” personal automobile segment in the United Kingdom.
Like personal automobile insurance, commercial automobile insurance provides the insured with financial protection against bodily injury or physical damage to the automobile resulting from traffic accidents and against liability that could arise from such occurrences. It is purchased by businesses and provides financial protection, for the insured business’ vehicles and drivers. While we have written de minimis amounts of commercial automobile insurance to date, we have seen an increase in potential opportunities in the United States covering both retrospective and prospective liabilities in this sector due to market dislocation.
Other Casualty
Our Other Casualty line of business is comprised of casualty contracts exposed to more than one type of casualty risk. Typically, Other Casualty includes the following lines of business:
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
E&O coverage protects the insured against liability for committing inadequate work or negligent actions in performance of their professional duties. Generally, such policies are designed to cover financial losses rather than liability for bodily injury and property damage. E&O coverage was historically purchased by individuals with professional designations such as doctors, lawyers, architects, and engineers, but more recently other professions also purchase E&O coverage.
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
Professional liability coverage is usually (but not always) written under a claims-made coverage form, and includes a duty to defend a lawsuit seeking damages covered by the policy.
Transactional Liability
Transactional liability coverage provides a solution for lowering risk for specific merger and acquisition transactions. The most common type of transactional liability insurance is representations and warranties liability insurance. Our exposure to this line is primarily from proportional reinsurance contracts with market professionals in this segment.
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
Other Specialty
The principal lines of business included in our other specialty line is comprised of:
Marine - covers damage to or losses of marine vessels and cargo, third-party liability for marine accidents and physical loss and liability from principally offshore energy properties. Coverage includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”).
Travel insurance - covers medical expenses, trip cancellation costs, lost luggage, flight accident and other losses incurred while traveling, either internationally or domestically.

Extended warranty insurance - compensates individuals or businesses for correction or repair necessary as a result of mechanical or electrical breakdown. Our reinsurance contracts cover motor vehicles, vans, trucks, construction equipment, consumer electronics, and agricultural equipment, and the coverage varies according to the product, the age and the usage. We currently write a limited amount of this coverage on a stand-alone basis and most of our exposure to this line of business emanates from multi-line contracts. The insurance is offered on a multi-year basis, generally with a maximum period of three years on risk, and can cover either new units after a period of warranty offered by the manufacturer or used units once the manufacturer’s warranty has expired.  To date, all of the extended warranty insurance business we have written excludes manufacturer defect and product recall.
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
Retroactive Reinsurance Contracts
Retroactive reinsurance contracts consist of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events. These contracts can include one or multiple lines of business and cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past.
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
Underwriting
We have established a team of senior underwriters and actuaries to develop and manage our reinsurance business. We believe that their experience, industry presence and long-standing relationships will allow us to tailor our portfolio to specific market segments. Our approach to underwriting will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants to help us with niche areas of expertise when we deem it appropriate. We also consider investment income in our underwriting and pricing of our business.
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
Two of the key metrics that we consider as a result of this process are the expected composite and combined ratios on a particular transaction. We also consider the projected underwriting and economic results at various confidence levels with a specific focus on the likelihood and magnitude of adverse outcomes. As part of this process, we also specifically review each transaction to determine if there is sufficient risk transfer to qualify for reinsurance accounting. The results of this pricing process are shared with the underwriter on a contract, and if a deal is bound, summary exhibits are attached to a memo summarizing the actuarial pricing analysis that was performed.
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
Retrocessional Coverage
Retrocessional coverage consists of reinsurance purchased to cover a portion of the risks that we reinsure on behalf of our clients. We purchased a small amount of retrocessional coverage in 2017 on specific accounts, and we may continue to do so in the future. From time to time, we consider purchases of retrocessional coverage for one or more of the following reasons: to specifically reduce our property catastrophe exposure in certain reinsurance contracts that we write, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties.
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
Collateral Arrangements and Letter of Credit Facilities
Neither Third Point Re BDA nor Third Point Re USA is licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral or, in some states, unless they have investment grade financial strength ratings from two recognized rating agencies. Furthermore, certain clients may require that we post collateral in order to meet their counterparty security requirements. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2017, we had in place letter of credit facilities for an aggregate amount of $425.0 million and have issued letters of credit totaling $250.5 million in favor of clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors - Risks Relating to Our Business - Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”
In addition, we have $617.1 million of restricted cash and investments held in trust accounts to secure obligations under certain reinsurance contracts.
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

Joint Ventures and Investment Management Agreements
On December 22, 2011, we entered into an investment management agreement with Third Point LLC, Third Point Re BDA, and TP GP (Third Point Re BDA and TP GP, together with any other party admitted in the future as a participant, the “Participants” and each a “Participant”) pursuant to which the parties created a joint venture (as the context requires, the “Joint Venture”) whereby Third Point LLC manages the assets of Third Point Re BDA and TP GP as well as any of our subsidiaries’ assets, if any, in accordance with the terms and subject to the conditions set forth in the investment management agreement, except as described below.
On January 28, 2015, we entered into another investment management agreement with Third Point LLC, Third Point Re USA and TP GP pursuant to which the parties created a separate managed account (as the context requires, the “Joint Venture”) whereby Third Point LLC manages the assets of Third Point Re USA and TP GP under substantially the same terms and conditions as our existing investment management agreement for Third Point Re BDA.
In June, 2016, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements (the “Agreements” and each an “Agreement”) with Third Point LLC and TP GP for an additional five-year term, effective on December 22, 2016, the end of the term of the previous agreements.
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
Management Fee
Pursuant to the amended and restated Agreements, Third Point LLC is entitled to receive a monthly payment in advance by each Participant (other than TP GP) that is equal to (i) 0.125% (1.5% annualized) of the capital account of such Participant (before accounting for any accrual of the performance allocation described in such Agreement). Pursuant to initial agreements, up to December 22, 2016, the date the initial agreements expired, Third Point LLC was entitled to receive a monthly payment in advance by each Participant (other than TP GP) that was equal to (i) 0.1667% (2.0% annualized) of the capital account of such Participant (before accounting for any accrual of the performance allocation described in such Agreement) minus (ii) the aggregate amount of Founders payments paid for such month pursuant to the Founders Agreement, in each case pro-rated for intra-month withdrawals or contributions.

Most Favored Nation
In the event that Third Point LLC agrees terms with any existing or future investor wherein the asset-based fee or performance based compensation is equal to or more favorable to such investor, Third Point Re BDA and Third Point Re USA, will have the right to receive the benefit of such terms (provided it agrees to be bound by all the terms and conditions associated with such equal or more favorable terms).
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

•
Liquidity: Assets will be invested in such fashion that Third Point Re BDA and Third Point Re USA have a reasonable expectation that it can meet any of its liabilities as they become due. We review the liquidity of the portfolio on a periodic basis.

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
The following table sets forth management fees and performance fees incurred for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Management fees - Third Point LLC	$36,733	$7,110	$6,362
Management fees - Founders (1)	—	35,321	36,053
Performance fees - Third Point Advisors LLC (before loss carryforward)	93,978	17,276	7,061
Performance fees - loss carryforward	—	—	(6,199)
	$130,711	$59,707	$43,277
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

Investment Portfolio
The following tables present the total long, short and net exposure of our consolidated investment portfolio as managed by Third Point LLC, as of December 31, 2017 and 2016 by strategy and geography:

	2017			2016
	Long	Short	Net	Long	Short	Net
Equity
Consumer	18%	(5)%	13%	7%	—%	7%
Energy & Utility	6%	(2)%	4%	2%	—%	2%
Financial	15%	(3)%	12%	10%	(1)%	9%
Healthcare	14%	(2)%	12%	16%	(1)%	15%
Industries & Commodities	28%	(4)%	24%	16%	(1)%	15%
Technology, Media and Telecommunications	14%	—%	14%	10%	(3)%	7%
Market Hedges	3%	(9)%	(6)%	2%	—%	2%
Total Equity	98%	(25)%	73%	63%	(6)%	57%
Credit
Distressed	2%	—%	2%	3%	—%	3%
Performing	2%	(1)%	1%	10%	(4)%	6%
Government	2%	—%	2%	6%	—%	6%
Asset Backed Securities (1)	10%	(3)%	7%	12%	(3)%	9%
Total Credit	16%	(4)%	12%	31%	(7)%	24%
Other
Risk Arbitrage	7%	(2)%	5%	9%	—%	9%
Macro	—%	—%	—%	1%	(17)%	(16)%
Private (2)	3%	—%	3%	3%	—%	3%
Total Other	10%	(2)%	8%	13%	(17)%	(4)%
	124%	(31)%	93%	107%	(30)%	77%
(1) Includes residential mortgage-backed securities, commercial mortgage-backed securities and related indices.
(2) Includes securities approved for purchase by the Investment and Finance Committee in accordance with the investment guidelines.

	2017			2016
	Long	Short	Net	Long	Short	Net
Americas	93%	(29)%	64%	98%	(10)%	88%
Europe, Middle East and Africa	7%	—%	7%	6%	(11)%	(5)%
Asia	24%	(2)%	22%	3%	(9)%	(6)%
	124%	(31)%	93%	107%	(30)%	77%
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
Investment Returns
The investment return is based on the total consolidated assets in Third Point Re BDA’s and Third Point Re USA’s investment accounts managed by Third Point LLC, which includes the majority of our equity capital and float generated by our reinsurance operations. Investment returns for the years ended December 31, 2017, 2016 and 2015, net of all fees and expenses, is as follows:(1)

	2017			2016			2015
	Long	Short	Net	Long	Short	Net	Long	Short	Net
Equity	21.5%	(4.6)%	16.9%	1.5%	(2.9)%	(1.4)%	(2.5)%	(0.8)%	(3.3)%
Credit	0.7%	(0.6)%	0.1%	6.4%	(0.4)%	6.0%	1.5%	0.5%	2.0%
Other	1.8%	(1.1)%	0.7%	0.5%	(0.9)%	(0.4)%	(1.0)%	0.7%	(0.3)%
Net investment return on investments managed by Third Point LLC	24.0%	(6.3)%	17.7%	8.4%	(4.2)%	4.2%	(2.0)%	0.4%	(1.6)%

S&P 500 Total Return Index			21.8%			12.0%			1.4%

(1)	Past performance is not necessarily indicative of future results.
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

•
Our investment guidelines contain restrictions on our ability to invest in private securities as compared to the investment guidelines of other funds that Third Point LLC manages.  Our ability to invest in private securities is subject to approval by the Investment and Finance Committee of the Board of Directors.  As a result, we may have different exposures to certain private investments compared to other funds that Third Point LLC manages.

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
Regulation
Third Point Re BDA and Third Point Re USA are licensed in Bermuda to write reinsurance and are not admitted to do business in any jurisdiction in the United States or in any country other than Bermuda. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers, such as Third Point Re BDA and Third Point Re USA.
Third Point Re BDA and Third Point Re USA currently intend to conduct their business so as not to be subject to the licensing requirements of insurance regulators in the United States or elsewhere (other than Bermuda). Many aspects of the activities of Third Point Re BDA and Third Point Re USA are similar to those employed by other non-admitted reinsurers that provide reinsurance to U.S. and other ceding companies. There can be no assurance, however, that insurance regulators in the United States or elsewhere will not review the activities of Third Point Re BDA or Third Point Re USA and claim that Third Point Re BDA or Third Point Re USA is subject to such jurisdiction’s licensing requirements.
The Insurance Act of 1978
The Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Third Point Re BDA and Third Point Re USA, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary

Authority (“BMA”). Third Point Re BDA and Third Point Re USA are registered as Class 4 insurers under the Insurance Act. Class 4 insurers are required to maintain fully paid-up share capital of $1,000,000. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Annual Financial Statements
As Class 4 insurers, Third Point Re BDA and Third Point Re USA must prepare and submit, on an annual basis, both audited U.S. GAAP and statutory financial statements as prescribed by the Insurance Act.
Declaration of Compliance
Third Point Re BDA and Third Point Re USA, at the time of filing their statutory financial statements, will also be required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA.
Annual Statutory Financial Return and Annual Capital and Solvency Return
Third Point Re BDA and Third Point Re USA, as Class 4 insurers, are required to file with the BMA a statutory financial return. The statutory financial return includes, among other matters, the statutory financial statements and the calculations for the Class 4 insurer’s minimum solvency margin and liquidity ratio.
In addition, each year Third Point Re BDA and Third Point Re USA, as Class 4 insurers, are also required to file with the BMA a capital and solvency return along with their annual financial statutory returns. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), various schedules, a statutory economic balance sheet and the opinion of the loss reserve specialist.
Quarterly Financial Statements
Third Point Re BDA and Third Point Re USA, as Class 4 insurers are each required to prepare and file quarterly financial returns with the BMA on or before the last day of the months of May, August and November of each year.
Public Disclosures
Pursuant to recent amendments to the Insurance Act all commercial insurers and insurance groups are required to prepare and file with the BMA, and also publish on their website, a financial condition report.
Non-insurance Business
Third Point Re BDA and Third Point Re USA, as Class 4 insurers may not engage in non-insurance business unless that non-insurance business is ancillary to their core insurance business.
Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business. As an insurer engaged in general business, Third Point Re BDA and Third Point Re USA are each required to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding reinsurers and any other assets which the BMA, on application in any particular case made to it with reasons, accepts in that case.There are certain categories of assets that, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income taxes and letters of credit, guarantees and other instruments.

Minimum Solvency Margin and Enhanced Capital Requirements
The Insurance Act provides that the value of the statutory assets of an insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum solvency margin (the “MSM”).The MSM that must be maintained by a Class 4 insurer with respect to its general business is the greater of (i) $100 million, or (ii) 50% of net premium written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net loss and loss expense provisions and other insurance reserves; or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year.
Class 4 insurers are also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”), which is established by reference to either the BSCR model or an approved internal capital model. The BMA has also implemented the economic balance sheet (“EBS”) framework, which is used as the basis to determine an insurer’s ECR. Under the new framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows.
The BSCR model is a risk-based capital model which provides a method for determining a Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 4 insurer’s business.
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
Code of Conduct
Every Bermuda registered insurer must comply with the Insurance Code of Conduct, which prescribes duties, standards, procedures and sound business principles.
Restrictions on Dividends and Distributions
A Class 4 insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
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

Reduction of Capital
Neither Third Point Re BDA nor Third Point Re USA, as general business insurers, may reduce its total statutory capital by 15% or more, as set out in their respective previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
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
Where the shares of the registered insurer, or the shares of its parent company, are traded on a recognised stock exchange, and such person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller. In addition, a person who is a shareholder controller of a Class 4 insurer whose shares or the shares of its parent company (if any) are traded on a recognised stock exchange must serve on the Authority a notice in writing that he has reduced or disposed of his holding in the insurer where the proportion of voting rights in the insurer held by him will have reached or has fallen below 10%, 20%, 33% or 50% as the case may be, not later than 45 days after such disposal.
Where the shares of an insurer, or the shares of its parent company, are not traded on a recognised stock exchange (i.e., private companies), the Insurance Act prohibits such person from becoming a shareholder controller unless he has first served on the BMA notice in writing stating that he intends to become such a controller and the BMA has either, before the end of 45 days following the date of notification, provided notice to the proposed controller that it does not object to his becoming such a controller or the full 45 days has elapsed without the BMA filing an objection. In addition, a shareholder controller of Third Point Re BDA or Third Point Re USA is not permitted to reduce or dispose of its holdings such that it will cease to be a 50%, 33%, 20% or 10% shareholder unless that shareholder controller notifies the BMA in writing that it intends to do so.
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

Supervision, Investigation, Intervention and Disclosure
The BMA may, by notice in writing served on an insurer, require the insurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person’s auditor, underwriter, accountant or any other person with relevant professional skill of such insurer to prepare a report on any aspect pertaining thereto. If it appears to the BMA to be desirable in the interests of the clients of an insurer, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the insurer or designated insurer.
Disclosure of Information
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
Certain Other Bermuda Law Considerations
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
Employees
As of December 31, 2017, we had 25 employees, 18 of whom were based in Bermuda, 6 of whom were based in the United States and 1 of whom was based in the United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.
Available Information
Third Point Re files annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our Internet website (www.thirdpointre.bm). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. We also make available, free of charge from our website, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, and Board of Directors Communications Policy. Such information is available to print for any shareholder who sends a request to Third Point Reinsurance Ltd., Attn: Office of the Corporate Secretary, 3 Waterloo Lane, Pembroke, Bermuda, HM08. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
Third Point Re has fully and unconditionally guaranteed the debt securities issued by TPRUSA in February 2015; as a result no separate filings are made by TPRUSA with the SEC. See Note 25 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding TPRUSA.
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
Our competitors include, among others, Alleghany Corporation, Allianz SE, Arch Capital Group Ltd., AXIS Capital Holdings Ltd., Berkshire Hathaway Inc., Chubb Limited, Enstar Group Limited, Everest Re Group, Ltd., Greenlight Reinsurance Ltd., Hamilton Insurance Group Ltd., Hannover Rückversicherung AG, IAT Reinsurance Co Ltd, Maiden Holdings Ltd., Münchener Rückversicherungs-Gesellschaft AG., PartnerRe Ltd., RenaissanceRe Holdings Ltd., SCOR SE, Sirius International Insurance Group, Ltd., Swiss Re Limited, Tokio Marine Holdings, Inc., Watford Re Ltd. and XL Group Ltd.
We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we are deemed to be a passive foreign investment company or an investment company. See “Risks Relating to Insurance and Other Regulation-We are subject to the risk of becoming an investment company under U.S. federal securities law” and “Risks Relating to Taxation-United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.”
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
We make use of quantitative models to evaluate potential reinsurance transactions, to reserve for transactions once they are bound and to assess our risk related to our reinsurance and investment portfolios. These models have been developed internally and in some cases they make use of third party software. The construction of these models and the selection of assumptions requires significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, both of which may be incomplete or may be subject to errors by employees, failure to document transactions properly, failure to comply with regulatory requirements or information technology failures. Given the inherent uncertainty in these models as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely affected, perhaps significantly. Any such impact could also be felt across our reinsurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions.

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
Continued increases in the supply of reinsurance may have consequences for us and for the reinsurance industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a result, we may be unable to fully execute our reinsurance strategy of selling lower-volatility business. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations and could limit their comparability from period to period and year over year.
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned each of our reinsurance company subsidiaries a financial strength rating of A- (Excellent), which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of the applicable insurer’s financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. A.M. Best periodically reviews our rating, and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s initial rating;

•	if unfavorable financial or market trends impact us;

•	if losses exceed loss reserves;

•	if we are unable to retain our senior management and other key personnel;

•	if our investment portfolio incurs significant losses; or

•	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of Third Point Re BDA or Third Point Re USA.
If A.M. Best downgrades the rating of either Third Point Re BDA or Third Point Re USA below A- (Excellent), places either reinsurer on credit watch or withdraws its rating, we could be severely limited or prevented from writing any new reinsurance contracts from the affected reinsurer which would significantly and negatively affect our ability to implement our business strategy. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. In addition, almost all of our reinsurance contracts provide the client with the right to terminate the agreement or require us to transfer premiums on a funds withheld basis if our A- (Excellent) A.M. Best rating is downgraded.

In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, completed a public offering of $115.0 million in aggregate principal amount of 7.0% senior notes due 2025 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) by Third Point Re. In certain circumstances, a downgrade of the rating assigned to the Senior Notes would result in an increase in the annual interest rate payable on the Senior Notes or, if a change of control of TPRE has also occurred, an obligation for us to make an offer to repurchase the Senior Notes at a premium. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the Senior Notes. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
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
Neither Third Point Re BDA nor Third Point Re USA is licensed or admitted as a reinsurer in any jurisdiction other than Bermuda. Certain jurisdictions, including in the United States, do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security measures are implemented. Consequently, certain clients require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. In connection with obtaining letter of credit facilities, we are typically required to provide customary collateral to the letter of credit provider in order to secure our obligations under the facility. Our ability to provide collateral, and the costs at which we provide collateral, is primarily dependent on the composition of our investment portfolio.

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
Third Point Re is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiaries, Third Point Re BDA and Third Point Re USA. Our cash flows currently consist primarily of dividends and other permissible payments from Third Point Re BDA and Third Point Re USA. Third Point Re depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of its guarantee of the Senior Notes issued by TPRUSA in February 2015. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
In order to remain in compliance with the Net Worth Maintenance Agreement, we must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million. Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us.
Third Point Re is indirectly subject to Bermuda regulatory constraints placed on Third Point Re BDA and Third Point Re USA. This affects our ability to pay dividends on the shares and make other payments. Under the Insurance Act, Third Point Re BDA and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if the relevant insurer is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where either Third Point Re BDA or Third Point USA, as Class 4 insurers, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, they are prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, Third Point Re BDA and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying in any financial year dividends of more than 25% of their respective total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless they file (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the relevant insurer’s principal representative stating that the relevant insurer will continue to meet its solvency margin and minimum liquidity ratios. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
In addition, under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Bermuda companies such as Third Point Re, Third Point Re BDA and Third Point Re USA may not declare or pay a dividend if there are reasonable grounds for believing that the relevant Bermuda company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.
In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, completed a public offering of $115.0 million in aggregate principal amount of Senior Notes. The Senior Notes are fully and unconditionally guaranteed by Third Point Re.

The Senior Notes are an obligation of TPRUSA, and the Guarantee is an obligation of TPRE. Each of TPRUSA and TPRE is a holding company and, accordingly, conduct substantially all operations through their respective operating subsidiaries. As a result, TPRUSA’s cash flow and its ability to service its debt, as well as TPRE’s ability to satisfy its obligations pursuant to the Guarantee, depend in part upon the earnings of their respective operating subsidiaries and on the distribution of earnings, loans or other payments from such subsidiaries to TPRUSA or TPRE, as applicable. See “Risk Factors-Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.”
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
In February 2015, we completed a public offering of $115.0 million in aggregate principal amount of Senior Notes issued by TPRUSA and guaranteed by Third Point Re. These Senior Notes are structurally senior to claims that any holders of our common shares may have on the assets of Third Point Re.
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
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our reinsurance brokers that each individually contributed more than 10% of total gross premiums written from inception to December 31, 2017 were: Aon Benfield, JLT Re and Guy Carpenter & Company, LLC, which accounted for 28.5%, 21.5% and 12.8%, respectively. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
The historical returns of the funds managed by Third Point LLC are not directly linked to returns on our common shares. Although as our investment manager, Third Point LLC has agreed to invest our portfolio on substantially the same basis as Third Point LLC’s hedge funds, results for our investment portfolio could differ from results of the funds managed by Third Point LLC as a result of restrictions imposed by our investment guidelines. In addition, even if our investment portfolio generates investment income in a given period, our overall performance could be adversely affected by losses generated by our reinsurance operations or public market dynamics. Poor performance of our investment portfolio will cause a decline in our revenue from that portfolio and will therefore have a negative effect on our financial performance.
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
The risks associated with Third Point LLC’s investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies employed by many reinsurers with whom we compete. Third Point LLC makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, option and other instruments. Third Point LLC is opportunistic and often seeks a catalyst, either intrinsic or extrinsic, that will unlock value or alter the lens through which the greater market values a particular investment. Making long equity investments in an up or rising market may increase the risk of not generating profits on these investments and we may incur losses if the market declines. Similarly, making short equity investments in a down or falling market may increase the risk of not generating profits on these investments and we may incur losses if the market rises. Short sales involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2017, short exposure in our consolidated investment portfolio was $783.9 million consisting of 52 debt, equity and index positions, including $692.0 million over 41 positions in the equity portfolio.
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
Our investment guidelines provide that as our investment manager, Third Point LLC may commit up to 15% of our assets under management to any one investment. Our investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2017 and 2016, the net exposure of our consolidated portfolio was 93% and 77%, respectively, and the largest ten long and short positions comprised an aggregate of 54% and 15% and 43% and 21%, respectively, of our consolidated investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if the investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
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
Our investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of our investment portfolio could have a disproportionately large effect in relation to our capital. As of December 31, 2017, our investment account had $1,053.0 million of margin debt at its brokers primarily related to borrowings to fund collateral arrangements. A common metric used to determine financial leverage for accounts such as our investment portfolio is the “gross exposure” of our managed accounts. The “gross exposure” is shown as a percentage of the Net Asset Value (“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2017, the gross exposure of our consolidated investment portfolio was 155%. Any event that may adversely affect the value of positions we hold could significantly and negatively affect the net asset value of our investment portfolio and thus our results of operations.
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
As of the date hereof, representatives of Third Point LLC sat on the board of directors of Baxter International Inc., Hellenic Bank PLC and Sotheby’s, whose securities are publicly traded and included in our investment portfolio.
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
Our investment portfolio may from time to time include investments in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities.
Our investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, including securitization of marketplace loans, whose investment characteristics differ from corporate debt securities. As of December 31, 2017, the fair value of asset-backed securities in our consolidated investment portfolio was $225.5 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
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
Third Point LLC’s role as an engaged investor in special situation and distressed investments may subject us, Third Point Re BDA or Third Point Re USA to increased risks including the incurrence of additional legal or other expenses.
As our investment manager, Third Point LLC may invest a portion of our investment portfolio in special situation companies. This generally involves investments in securities of companies in event-driven special situations such as acquisitions, tender offers, bankruptcies, recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Third Point LLC may also invest our portfolio in securities of issuers in weak financial condition, experiencing poor operating results, having substantial financial needs or negative net worth or facing special competitive or product obsolescence issues or that are involved in bankruptcy reorganization proceedings, liquidation or other corporate restructuring. Investments of this type involve substantial financial business risks that can result in substantial or total losses. Among the problems involved in assessing and making investments in troubled issuers is the fact that it frequently may be difficult to obtain information as to the condition of such issuer. The market prices of the securities of such issuers are also subject to abrupt and erratic market movements and above average price volatility and the spread between the bid and asked prices of such securities may be greater than normally expected. It may take a number of years for the market prices of such securities to reflect their intrinsic values, if at all. It is anticipated that some of such securities may not be widely traded, and that a position in such securities may be substantial in relation to the market for such securities.
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
The regulatory environment for investment managers is evolving, and changes in the regulation of managers may adversely affect the ability of Third Point LLC to effect transactions in our investment portfolio that utilize leverage or to pursue its trading strategies in managing our investment portfolio.Third Point LLC is regularly involved in trading activities that involve a number of U.S. and foreign securities law regimes. Violations of any such law could result in severe restrictions on Third Point LLC’s activities and, indirectly, do damage to our investment portfolio or reputation. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.
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
Our subsidiaries Third Point Re BDA and Third Point Re USA are licensed as reinsurers only in Bermuda and we do not plan to seek licenses in any other jurisdiction. The suspension or revocation of Third Point Re BDA or Third Point Re USA’s license to do business as a reinsurance company in Bermuda for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or Third Point Re BDA or Third Point Re USA became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.
If we become subject to insurance statutes and regulations in jurisdictions other than Bermuda or there is a change to Bermuda law or regulations or application of Bermuda law or regulations, there could be a significant and negative impact on our business.
Third Point Re BDA and Third Point Re USA, our wholly owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require each of Third Point Re BDA and Third Point Re USA, among other things, to:

•	maintain a minimum level of capital, surplus and liquidity;

•	satisfy solvency standards;

•	restrict the payment of dividends and distributions;

•	deliver notification to the BMA of changes in ownership of our common shares beyond and between certain thresholds specified in the Insurance Act;

•	maintain a principal office and appoint and maintain a principal representative in Bermuda; and

•	provide for the performance of certain periodic examinations of Third Point Re BDA and Third Point Re USA and their financial condition.

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
In addition, the BMA could revoke or suspend Third Point Re BDA or Third Point Re USA’s license in certain circumstances, including circumstances in which (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by Third Point Re BDA or Third Point Re USA or on their behalf for the purposes of any provision of the Insurance Act; (ii) Third Point Re BDA and Third Point Re USA has ceased to carry on business; (iii) Third Point Re BDA or Third Point Re USA has persistently failed to pay fees due under the Insurance Act; (iv) Third Point Re BDA or Third Point Re USA has been shown to have not complied with a condition attached to its registration or with a requirement made of them under the Insurance Act or any related regulations and insurance accounting rules; (v) we are convicted of an offence against a provision of the Insurance Act or related regulations; (vi) Third Point Re BDA or Third Point Re USA is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) if any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA were to suspend or revoke Third Point Re BDA or Third Point Re USA’s licenses we could lose our exception under the U.S. Investment Company Act of 1940, as amended, or the “Investment Company Act”. See “We are subject to the risk of becoming an investment company under U.S. federal securities law.”
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
In 2008, the BMA introduced risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the Bermuda Solvency Capital Requirement model. While Third Point Re BDA and Third Point Re USA, as they currently operate, currently have excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.
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
On November 26, 2015, the European Commission adopted a Delegated Act that recognizes Bermuda’s regulatory framework for insurance and reinsurance activities of companies with their head offices in Bermuda, as well as for supervision of insurance and reinsurance groups, with the exception of captives and special purpose insurers, as being fully equivalent to regulatory standards applied to European insurance and reinsurance companies and groups in accordance with the requirements of Solvency II. The Delegated Act was confirmed on March 24, 2016 and was applied retroactively to January 1, 2016, the date Solvency II came into effect. The EC’s decision followed substantial changes to Bermuda’s regulatory framework, including the adoption of the Insurance Amendment (No 2) Act 2015 in July 2015 that entered into force on January 1, 2016, the amendment to the Insurance Code of Conduct with effect from July 2015 and the adoption of revised insurance prudential rules by the BMA that entered into force on January 1, 2016. As many of these changes only came into effect on January 1, 2016, their impact on insurers and reinsurers on companies subject to Bermudian regulation, such as Third Point Re BDA and Third Point Re USA, is unclear.
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
We are incorporated under the laws of Bermuda and we believe that our activities, as currently conducted (including through our U.S.-based subsidiary, Third Point Re USA) and as contemplated, will not cause us to be treated as engaging in a United States trade or business and will not cause us to be subject to current United States federal income taxation on our net income, except with respect to Third Point Re USA, which is treated as a domestic corporation for U.S. federal income tax purposes. However, because there are no definitive standards provided by the Internal Revenue Code of 1986 as amended or the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature and must be made annually, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that we are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current United States federal income taxation. If we were deemed to be engaged in a trade or business in the United States (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), Third Point Re BDA generally would become subject to United States federal income tax on its income “effectively connected” (or treated as effectively connected) with the U.S. trade or business, and would become subject to the “branch profits” tax on its earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially and adversely affect our operations and financial condition.
United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
Passive Foreign Investment Company (“PFIC”). Significant potential adverse U.S. federal income tax consequences generally apply to any United States person who owns shares in a PFIC. In general, either we and/or Third Point Re BDA would be a PFIC for a taxable year if 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income.” Passive income generally includes interest, dividends and other investment income, but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. However, there is very little authority as to what constitutes the active conduct of an insurance business for purposes of the PFIC rules. The recently enacted “Tax Cuts and Jobs Act,” P.L. 115-97 (the “TCJA”), modifies the insurance exception to apply to a company only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expenses and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) loss and loss adjustments expenses and certain reserves constitute more than 10% of the company’s gross assets for the relevant year and, based on the applicable facts and circumstances, the company is predominantly engaged in an insurance business and the failure of the company to satisfy the preceding 25% test is due solely to run-off related or rating-related circumstances involving the insurance business. By adding an additional “bright line” test to the existing PFIC requirements, the TCJA significantly increases the risk that a non-US insurer will be treated as a PFIC, even if it actively conducts insurance operations.   There remain significant uncertainties as to the interpretation of the PFIC active insurance exception given the lack of final IRS regulations.  Consequently, although we intend to structure our assets and operations, as practicable, in a manner to avoid being classified as a PFIC for 2018, there can be no assurance that we will be able to satisfy the requirements of the TCJA.
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
We believe that our financial reserves are consistent with industry standards and are not in excess of the reasonable needs of our insurance business, that we are actively engaged in insurance activities that involve sufficient transfer of risk, and that our employees and officers provide substantial managerial and operational services. However, we cannot assure you the IRS will agree with our position and will not successfully assert that we do not qualify for the insurance exception, and, as discussed above, no assurance can be given that we will be able to operate in a manner to satisfy the additional requirements imposed by the TCJA in any given year. Moreover, our expectation with respect to any taxable year is based on the amount of risk that we expect to underwrite and the amount of insurance-related liabilities we expect to incur during that year. If we are unable to underwrite a sufficient amount of risk or have sufficient insurance-related liabilities for any taxable year, we and/or Third Point Re BDA might be treated as a PFIC. Furthermore, in certain circumstances, we may seek to manage the volatility of our reinsurance results by writing policies that contain certain contractual terms and conditions (such as loss ratio caps), which may cause the IRS to assert that such policies lack sufficient risk transfer to constitute insurance for United States federal income tax purposes, increasing the risk that we and/or Third Point Re BDA may be treated as a PFIC. Counsel to the Company and its subsidiaries (the “Group”) have never provided an opinion regarding the Group’s PFIC status due to the absence of applicable authority regarding the active insurance company exception and the dependence of the Group’s PFIC status on the actual operational results and other relevant facts for each taxable year. Readers are urged to consult their own tax advisors to assess their tolerance of this risk.
If a “United States person” holds our shares as “capital assets” within the meaning of section 1221 of the Code during any taxable year in which we and/or Third Point Re BDA are treated as PFICs, such shares will generally be treated as stock in a PFIC for all subsequent years. Certain elections designed to mitigate the adverse consequences of owning shares in a PFIC, including a “Protective QEF Election,” may be available. If you are a United States person, we advise you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules, the advisability of making one of these elections and to assess your tolerance of this risk.

Controlled Foreign Corporations (“CFC”). United States persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power or, under the TCJA, the value, of our shares, which we refer to as United States 10% shareholders, may be subject to the CFC rules. Under the CFC rules, each United States 10% shareholder must annually include its pro rata share of the CFC’s “subpart F income,” even if no distributions are made. In general (subject to the special rules applicable to “related person insurance income” described below), a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares at any time during any year. If you are a United States. person we strongly urge you to consult your own tax advisor concerning the controlled foreign corporation rules.
Related Person Insurance Income. If (a) our gross income attributable to insurance or reinsurance policies pursuant to which the direct or indirect insureds or our direct or indirect United States shareholders or persons related to such United States shareholders equals or exceeds 20% of our gross insurance income in any taxable year; and (b) direct or indirect insureds and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, a United States. person who owns any shares directly or indirectly on the last day of the taxable year would most likely be required to include its allocable share of our related person insurance income for the taxable year in its income, even if no distributions are made. We do not expect that it is likely that either or both of the 20% gross insurance income threshold or the 20% direct or indirect ownership threshold will be met. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.
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
Our affiliate transactions may be subject to the base erosion and anti-abuse tax (“BEAT”).
The TCJA imposes a minimum tax (the “BEAT”) on certain payments by United States corporations to a related foreign corporation, which could impose material incremental taxes on reinsurance transactions between Third Point Re USA and Third Point Re BDA, unless Third Point Re USA qualifies for exceptions for taxpayers whose gross receipts or affiliate payments fall under specified thresholds. Although we presently expect that Third Point Re USA would qualify for one of the exceptions, there can be no assurance that the BEAT will not apply to Third Point Re USA.
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
On December 19, 2013, the Bermuda Government entered into a “Model 2” intergovernmental agreement (“IGA”) with the United States to implement FATCA. If we and/or Third Point Re BDA are treated as FFIs for the purposes of FATCA, under the Model 2 IGA, we and/or Third Point Re BDA will be directed to register with the IRS and required to comply with the requirements of FATCA, including due diligence, reporting and withholding. Assuming registration and compliance with the terms of an agreement with the IRS (an “FFI Agreement”) pursuant to a Model 2 IGA, an FFI would be treated as FATCA compliant and not subject to withholding. An FFI that satisfies the eligibility, information reporting and other requirements of the IGA will not be subject to the regular FATCA reporting and withholding obligations discussed below.
If the Company and/or Third Point Re BDA are treated as FFIs for purposes of FATCA, withholdable payments and foreign passthru payments made to the Company and/or Third Point Re BDA will be subject to a 30% withholding tax unless an FFI Agreement is in effect, pursuant to which the Company and/or Third Point Re BDA would be required to provide information regarding its U.S. direct or indirect owners and to comply with other reporting, verification, due diligence and other procedures established by the IRS, including a requirement to seek waivers of non-U.S. laws that would prevent the reporting of such information. The IRS may terminate the FFI Agreement if the IRS notifies the Company and/or Third Point Re BDA that it is out of compliance with the FFI Agreement and the Company and/or Third Point Re BDA does not remediate the compliance failure. Even if the Company and/or Third Point Re BDA are subject to an FFI Agreement, distributions to an investor that are treated as foreign passthru payments generally will be subject to a 30% withholding tax (a) if the investor fails to provide information or take other actions required for the the Company and/or Third Point Re BDA to comply with the FFI Agreement including, in the case of a non-U.S. investor, providing information regarding certain U.S. direct and indirect owners of the investor (and, in certain circumstances, obtaining waivers of non-U.S. law to permit such reporting), or (b) if the investor is an FFI, unless the investor (i) is subject to an FFI Agreement, (ii) establishes that an exemption applies or (iii) is required to comply with FATCA under an applicable IGA.
Under the regulations implementing FATCA, a foreign insurance company (or foreign holding company of an insurance company) that issues or is obligated to make payments with respect to an account is a foreign financial institution. For this purpose, insurance contracts treated as having “cash value” and annuity contracts issued or maintained by a financial institution are considered accounts, and certain term life insurance contracts are not considered accounts. Insurance companies that issue only property and casualty insurance contracts, or that only issue life insurance contracts lacking cash value (or that provide for limited cash value) generally would not be considered FFIs under the final regulations. However, a holding company may be treated as an FFI if it is formed in connection with or availed of by a collective investment vehicle, mutual fund, exchange traded fund, hedge fund, venture capital fund, leveraged buyout fund, or any similar investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Moreover, a company may be treated as an FFI if its gross income is primarily attributable to investing, reinvesting, or trading in financial assets and the entity is managed by an FFI, or the entity functions or holds itself out as an investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Even if the Company and/or Third Point Re BDA are not treated as FFIs, then depending on whether the shares of the Company are treated as “regularly traded on one or more more established securities markets” under the FATCA rules and whether the income and assets of Third Point Re BDA meet the requirements for the treatment of Third Point Re BDA as an “active NFFE,” withholdable payments to the Company and/or Third Point Re BDA may be subject to a 30% withholding tax unless the Company and/or Third Point Re BDA provide information regarding its U.S. direct or indirect owners.
There can be no certainty as to whether the Company and/or Third Point Re BDA will be subject to the requirements imposed on FFIs under FACTA. We will use reasonable efforts to avoid the imposition of a withholding tax under FACTA, which may include the entering into of an FFI Agreement.
Risks Relating to Our Common Shares
Future sales of shares by existing shareholders could cause our share price to decline, even if our business is performing well.
Sales of substantial amounts of our common shares in the public market could occur at any time. These sales, or the perception that these sales could occur, could cause the market price of our common shares to decline.
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of December 31, 2017, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 4,651,163 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
As of December 31, 2017, a total of 22,252,206 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2017, there were share options outstanding (subject to vesting) for 8,888,053 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
If securities analysts or industry analysts downgrade our common shares, publish negative research or reports or fail to publish reports about our business, our share price and trading volume could decline.
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

If the ownership of our common shares continues to be concentrated, it could prevent you and other shareholders from influencing significant corporate decisions.
Third Point Re was incorporated on October 6, 2011. On December 22, 2011, KIA TP Holdings, L.P. and KEP TP Holdings, L.P., which are affiliates of Kelso & Company (collectively, “Kelso”) and Pine Brook LVR, L.P., an affiliate of Pine Brook Road Partners, LLC (collectively, “Pine Brook”, and Pine Brook and together with Kelso, the “Lead Investors” and each individually, a “Lead Investor”), Dowling Capital Partners I, L.P., an affiliate of Dowling Capital Management, LLC (collectively, “Dowling”), P RE Opportunities Ltd. (“PROL”), Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and John R. Berger (collectively, the “Founders”), together with certain members of management, committed $533.0 million to capitalize Third Point Re. As of December 31, 2017, Kelso, the Loeb Entities and the Company’s directors and named executive officers, as defined in the proxy statement, beneficially own approximately 11.9%, 9.4% and 7.1% of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and options representing the right to purchase 13,399,684 common shares. As a result, Kelso, the Loeb Entities, our directors and named executive officers could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
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
The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of management's attention and resources, which would harm our business, operating results and financial condition.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space in Summit, New Jersey for Third Point Re USA’s operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2017, refer to Note 21 - “Commitments and Contingencies” to the accompanying consolidated financial statements.
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
Our common shares are listed on the NYSE under the symbol “TPRE”. On February 27, 2018, the latest practicable date, the last reported sale price of our common shares was $14.05 per share and there were 53 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
The following table sets forth, for the periods indicated, the high and low sales price per share of our common shares as reported by the NYSE:

	2017		2016
	High	Low	High	Low
1st Quarter	$12.55	$11.10	$12.95	$10.48
2nd Quarter	$14.45	$11.50	$11.96	$10.81
3rd Quarter	$15.65	$13.70	$13.02	$11.48
4th Quarter	$17.00	$14.65	$12.65	$11.30
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
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in Column 1) (3)
Equity compensation plans approved by shareholders	8,888,053	$13.43	9,330,000
Equity compensation plans not approved by shareholders	—	n/a	—
Total	8,888,053	$13.43	9,330,000
(1) Represents the number of shares associated with options outstanding as of December 31, 2017.
(2) Represents the weighted average exercise price of options disclosed.
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.

Performance
The following graph compares the cumulative total shareholder return on our common shares from the date of the Company’s initial public offering on August 15th, 2013 through to December 31, 2017 to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”). The share price performance presented below is not necessarily indicative of future results.

	2013			2014				2015				2016				2017
	15-Aug	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec
tTPRE	100.00	115.92	148.24	126.80	122.08	116.40	115.97	113.20	118.00	107.60	107.28	90.96	93.76	96.00	92.40	96.80	111.20	124.80	117.20
■S&P 500	100.00	101.22	111.26	112.70	117.99	118.72	123.93	124.47	124.18	115.57	123.03	123.98	126.34	130.51	134.76	142.22	145.87	151.65	160.93
▲Dow Jones P&C	100.00	102.60	110.31	106.50	110.87	110.30	121.12	122.76	119.21	121.67	129.63	133.73	138.76	137.02	149.01	154.08	160.35	162.38	171.93

1.	The above graph assumes that the value of the investment was $100 on August 15, 2013.

2.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities
On May 4, 2016, the Company’s Board of Directors authorized a common share repurchase program for up to an aggregate of $100.0 million of the Company’s outstanding common shares. Under the common share repurchase program, the Company is authorized to repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
We did not make any repurchases of common shares during the three months ended December 31, 2017.
During the year ended December 31, 2017, the Company repurchased 3,300,152 (December 31, 2016 - 644,768) of its common shares in the open market for an aggregate cost of $40.9 million (December 31, 2016 - $7.4 million) at a weighted average cost, including commissions, of $12.38 (December 31, 2016 - $11.46) per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of December 31, 2017, the Company was authorized to repurchase up to an aggregate of $51.7 million of additional common shares under its share repurchase program.

Item 6. Selected Financial Data.
The following tables set forth certain of our selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and has been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	2017	2016	2015	2014	2013
	($ in thousands, except share and per share data)
Selected Statement of Income (Loss) Data:
Net premiums written	$639,145	$615,049	$700,538	$613,150	$391,962
Net premiums earned	547,058	590,190	602,824	444,532	220,667
Net investment income (loss)	391,953	98,825	(28,074)	85,582	258,125
Loss and loss adjustment expenses incurred, net	370,058	395,932	415,191	283,147	139,812
Acquisition costs, net	188,904	222,150	191,216	137,206	67,944
General and administrative expenses	53,103	39,367	46,033	40,008	33,036
Other expenses	12,674	8,387	8,614	7,395	4,922
Interest expense	8,225	8,231	7,236	—	—
Foreign exchange gains (losses)	(12,300)	19,521	3,196	—	—
Income tax (expense) benefit	(11,976)	(5,593)	2,905	(5,648)	—
Net income (loss)	281,771	28,876	(87,439)	56,710	233,078
Net income (loss) available to Third Point Re common shareholders	$277,798	$27,635	$(87,390)	$50,395	$227,311
Basic earnings (loss) per share available to Third Point Re common shareholders	$2.71	$0.26	$(0.84)	$0.48	$2.58
Diluted earnings (loss) per share available to Third Point Re common shareholders	$2.64	$0.26	$(0.84)	$0.47	$2.54
Property and Casualty Reinsurance Segment - Selected Ratios (1):
Loss ratio	67.6%	67.1%	68.9%	65.5%	65.7%
Acquisition cost ratio	34.5%	37.6%	31.7%	31.5%	31.5%
Composite ratio	102.1%	104.7%	100.6%	97.0%	97.2%
General and administrative expense ratio	5.6%	3.8%	4.1%	5.2%	10.3%
Combined ratio	107.7%	108.5%	104.7%	102.2%	107.5%

Net investment return on investments managed by TP LLC (2)	17.7%	4.2%	(1.6)%	5.1%	23.9%

(1)
Underwriting ratios are for the property and casualty reinsurance segment only. See additional information in Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report. Underwriting ratios are calculated by dividing the related expense by net premiums earned.

(2)
The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our investment assets managed by Third Point LLC, net of noncontrolling interests. The stated return is net of withholding taxes, which are presented as a component of income tax expense (benefit) in our consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.

	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Selected Balance Sheet Data:
Total investments in securities	$2,995,939	$2,647,512	$2,317,244	$1,830,838	$1,460,864
Cash and cash equivalents (1)	8,197	9,951	20,407	28,734	31,625
Restricted cash and cash equivalents	541,136	298,940	330,915	417,307	193,577
Reinsurance balances receivable, net	476,008	381,951	294,313	303,649	191,763
Deferred acquisition costs, net	258,793	221,618	197,093	155,901	91,193
Total assets	4,671,794	3,895,644	3,545,108	2,852,580	2,159,890
Reinsurance balances payable	41,614	43,171	24,119	27,040	9,081
Deposit liabilities (2)	129,133	104,905	83,955	145,430	120,946
Unearned premium reserves	649,518	557,076	531,710	433,809	265,187
Loss and loss adjustment expense reserves	720,570	605,129	466,047	277,362	134,331
Total liabilities	2,902,079	2,445,919	2,149,225	1,300,532	649,494
Shareholders’ equity attributable to Third Point Re common shareholders	1,656,089	1,414,051	1,379,726	1,451,913	1,391,661
Total shareholders’ equity	$1,661,496	$1,449,725	$1,395,883	$1,552,048	$1,510,396
Book value per share data:
Basic book value per share (3)	$16.33	$13.57	$13.23	$14.04	$13.48
Diluted book value per share (3)	$15.65	$13.16	$12.85	$13.55	$13.12
Selected ratios:
Change in diluted book value per share (3)	18.9%	2.4%	(5.2)%	3.3%	20.5%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (3)	20.1%	2.0%	(6.0)%	3.6%	23.4%

(1)	Cash and cash equivalents consists of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.

(2)
Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.

(3)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. See the reconciliations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with Part II, Item 6. “Selected Financial Data”, and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Annual Report”).
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
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves, and the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We assume a minimal amount of property catastrophe risk and we anticipate that our property catastrophe exposures will consistently remain low when compared to many other reinsurers with whom we compete.
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
We believe that over time, our property and casualty reinsurance segment will contribute to our results by both generating underwriting income as well as generating float.  In addition, we hope to grow float over time as our reinsurance operations expand.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC, under two long-term investment management contracts. We directly own the investments that are held in two separate accounts and managed by Third Point LLC on substantially the same basis as Third Point LLC’s main hedge funds. In June 2016, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016. See Note 9 to our consolidated financial statements for additional information.
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
For the past several years, there has been significant underwriting capacity available and market conditions have been challenging. We believe this excess capacity was primarily due to strong retained earnings in the reinsurance industry as a result of historically low catastrophe losses, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants. While we do not participate in the property catastrophe excess of loss reinsurance segment, we believe that traditional reinsurers facing extreme price pressure in this segment were more aggressively pursuing our targeted lines of business. During the third quarter of 2017, the insurance industry was impacted by significant catastrophe losses, including losses caused by hurricanes Harvey, Irma and Maria and two earthquakes in Mexico. Considering the significant third quarter catastrophe losses, losses sustained in the fourth quarter from California wildfires and other smaller catastrophe losses incurred throughout the year, AIR Worldwide, Risk Management Solutions, Inc., and other industry experts believe that the amount of insured catastrophe losses for 2017 will exceed $100 billion.While many market participants were hopeful that the significant catastrophe losses would lead to significant improvements in pricing, terms and conditions within the property catastrophe line of business with the possibility of improvements in other reinsurance lines, it now appears that the improvements within the property catastrophe line of business at the January 1 renewal date were generally lower than market expectations. However, we are seeing some signs of improvements in reinsurance terms and conditions and underlying pricing in some of the lines of business that we focus. We renewed several contracts during the fourth quarter and the first quarter of 2018 where we were able to achieve improved reinsurance terms and/or believe there was some modest improvement in the underlying pricing of the insurance policies. We are cautiously optimistic that we will continue to see similar improvements across our in force portfolio as well as new business opportunities.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. We expect to see increased demand for our products as companies that sustained significant catastrophe losses look for ways to bolster their capital positions but it is unclear how the supply of capacity to unaffected lines of business will be impacted. As our capital position has strengthened and market conditions improve, we may also expand the lines of business and forms of reinsurance on which we focus. This may include lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for this increased risk.

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
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of our investment portfolio, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income (loss), net investment return on investments managed by Third Point LLC, book value per share, diluted book value per share, growth in diluted book value per share, return on beginning shareholders’ equity attributable to Third Point Re common shareholders and invested asset leverage.

The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(42,560)	$(50,052)	$(28,257)
Combined ratio (1)	107.7%	108.5%	104.7%

Key investment return metrics:
Net investment income (loss)	$391,953	$98,825	$(28,074)
Net investment return on investments managed by Third Point LLC	17.7%	4.2%	(1.6)%

Key shareholders’ value creation metrics:
Basic book value per share (2)	$16.33	$13.57	$13.23
Diluted book value per share (2)	$15.65	$13.16	$12.85
Change in diluted book value per share (2)	18.9%	2.4%	(5.2)%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	20.1%	2.0%	(6.0)%
Invested asset leverage	1.56	1.55	1.50

(1)	See Note 22 to the accompanying consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations in “Non-GAAP Financial Measures and Other Financial Metrics”.

Key Underwriting Metrics for Property and Casualty Reinsurance segment
See “Segment Results - Property and Casualty Reinsurance ” below for additional details.
Key Investment Return Metrics
Net investment income (loss) is an important measure that affects overall profitability. Net investment income (loss) is primarily affected by the performance of Third Point LLC as our exclusive investment manager and the amount of investable cash, or float, generated by our reinsurance operations. Pursuant to our investment management agreements, Third Point LLC is required to manage our investment portfolio on substantially the same basis as its main hedge funds, subject to certain conditions set forth in our investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. Our investment management agreements allow us to withdraw cash from our investment accounts with Third Point LLC at any time with three days’ notice to pay claims and with five days’ notice to pay expenses. Net investment income (loss) is net of investment fee expenses, which include performance and management fees to related parties.
See “Investment Results” below for additional information regarding investment performance and net investment return on investments managed by Third Point LLC.
Key Shareholders’ Value Creation Metrics
Basic Book Value Per Share and Diluted Book Value Per Share
Basic book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliations.
As of December 31, 2017, basic book value per share was $16.33, representing an increase of $2.76 per share, or 20.3%, from $13.57 per share as of December 31, 2016. As of December 31, 2016, basic book value per share was $13.57, representing an increase of $0.34 per share, or 2.6%, from $13.23 per share as of December 31, 2015.

As December 31, 2017, diluted book value per share was $15.65, representing a increase of $2.49 per share, or 18.9%, from $13.16 per share as of December 31, 2016. As of December 31, 2016, diluted book value per share was $13.16, representing an increase of $0.31 per share, or 2.4%, from $12.85 per share as of December 31, 2015.
The increases in book value per share and diluted book value per share were primarily due to increased net income during the years ended December 31, 2017 and 2016 compared to the years ended December 31, 2016 and 2015, respectively. The changes in book value per share and diluted book value per share were also impacted by share activity including share repurchases and the issuance of performance restricted shares.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The increase in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the years ended December 31, 2017 and December 31, 2016 compared to the years ended December 31, 2016 and December 31, 2015, respectively, were primarily due to net income during the year.
Invested asset leverage
Invested asset leverage is a ratio calculated by dividing our net investments managed by Third Point LLC by shareholders’ equity attributable to Third Point Re common shareholders and is a key metric in assessing the amount of insurance float generated by our reinsurance operation that has been invested by our investment manager, Third Point LLC.  Given the sensitivity of our return on beginning shareholders’ equity to our net investment return on investments managed by Third Point LLC, invested asset leverage is an important metric that management monitors.  It is also an important metric by which we evaluate our capital adequacy for rating agency and regulatory purposes.  Maintaining an appropriate invested asset leverage in order to optimize the return potential of the Company, while maintaining sufficient rating agency and regulatory capital is an important aspect of how we manage the Company. Invested asset leverage was consistent between December 31, 2017 and December 31, 2016. The increase from December 31, 2015 to December 31, 2016 was primarily due to higher net investment income generated in the year ended December 31, 2016; partially offset by lower contributions to invested assets in the year ended December 31, 2016 compared to the year ended December 31, 2015.
Consolidated Results of Operations—Years ended December 31, 2017, 2016 and 2015
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period changes, for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	Change	2015	Change
	($ in thousands)
Net underwriting income (loss) (1)	$(42,560)	$(50,052)	$7,492	$(28,257)	$(21,795)
Net investment income (loss)	391,953	98,825	293,128	(28,074)	126,899
Net investment return on investments managed by Third Point LLC	17.7%	4.2%	13.5%	(1.6)%	5.8%
General and administrative expenses (2)	(22,447)	(17,207)	(5,240)	(20,771)	3,564
Other expenses	(12,674)	(8,387)	(4,287)	(8,614)	227
Interest expense	(8,225)	(8,231)	6	(7,236)	(995)
Foreign exchange gains (losses)	(12,300)	19,521	(31,821)	3,196	16,325
Income tax (expense) benefit	(11,976)	(5,593)	6,383	2,905	8,498
Net income (loss) available to Third Point Re common shareholders	$277,798	$27,635	$250,163	$(87,390)	$115,025

(1)	Property and Casualty Reinsurance segment only.

(2)	Corporate function only.

The key driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income and therefore in our consolidated net income (loss). See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income (loss) for the year ended December 31, 2017 compared to the year ended December 31, 2016 were primarily due to the following:
Changes in net underwriting results:

•
The improvements in net underwriting results for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to adverse development on certain contracts in the prior year period resulting in a $12.5 million impact on the net underwriting loss, partially offset by $5.3 million of net underwriting losses in 2017 as a result of catastrophes and an increase in general and administrative expenses allocated to underwriting activities. See “Segment Results” below for additional details.

Other key variances:

•
The increase in general and administrative expenses related to corporate activities for the year ended December 31, 2017 compared to 2016 was primarily due to an increase in our annual incentive plan compensation expense, partially offset by lower stock compensation expense in the current year and separation costs in the prior year. Our annual incentive plan is based on the Company’s return on average equity and therefore, we recorded higher incentive plan accruals in 2017 compared to the prior year as a result of the higher return on average equity.

•
The change in foreign exchange gains (losses) was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, and the related foreign exchange rate movements in the respective periods. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains included in net investment income (loss) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts.

•
The increase in other expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to revised estimates of underlying assumptions on some of our deposit liability contracts that resulted in a decrease in other expenses in the prior year period and also due to an increase in the volume of deposit liabilities for the year ended December 31, 2017.

•	The increase in income tax expense for the year ended December 31, 2017 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries.
The change in net income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the following:
Changes in net underwriting results:

•
The increase in net underwriting loss and related combined ratio primarily reflects net adverse development for the year ended December 31, 2016 on certain contracts as well as a deterioration in market conditions. See “Segment Results” below for additional details.

Other key variances:

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

•
The increase in foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which had strengthened during the year.

•
The increase in income tax expense for the year ended December 31, 2016 was primarily due to withholding taxes on our investment portfolio, partially offset by tax benefit as a result of a pre-tax loss generated by our U.S. subsidiaries.

Segment Results—Years ended December 31, 2017, 2016 and 2015
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance. We have also identified a corporate function that includes investment results, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax expense (benefit).
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the year over year changes for the Property and Casualty Reinsurance segment for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	Change	2015	Change
	($ in thousands)
Gross premiums written	$641,620	$617,374	$24,246	$702,458	$(85,084)
Net premiums earned	547,058	590,190	(43,132)	602,816	(12,626)
Loss and loss adjustment expenses incurred, net	370,058	395,932	(25,874)	415,041	(19,109)
Acquisition costs, net	188,904	222,150	(33,246)	191,217	30,933
General and administrative expenses	30,656	22,160	8,496	24,815	(2,655)
Net underwriting income (loss)	(42,560)	(50,052)	7,492	(28,257)	(21,795)
Net investment income (loss) on float	114,435	16,931	97,504	(10,810)	27,741
Other expenses	(12,674)	(8,387)	(4,287)	(8,614)	227
Segment income (loss)	$59,201	$(41,508)	$100,709	$(47,681)	$6,173
Underwriting ratios (1):
Loss ratio	67.6%	67.1%	0.5%	68.9%	(1.8)%
Acquisition cost ratio	34.5%	37.6%	(3.1)%	31.7%	5.9%
Composite ratio	102.1%	104.7%	(2.6)%	100.6%	4.1%
General and administrative expense ratio	5.6%	3.8%	1.8%	4.1%	(0.3)%
Combined ratio	107.7%	108.5%	(0.8)%	104.7%	3.8%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation and/or cancellation provisions; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	($ in thousands)
Property	$136,999	21.4%	$98,334	15.9%	$114,215	16.2%
Casualty	269,759	42.0%	213,050	34.5%	235,510	33.5%
Specialty	125,511	19.6%	305,990	49.6%	244,669	34.9%
Total prospective reinsurance contracts	532,269	83.0%	617,374	100.0%	594,394	84.6%
Retroactive reinsurance contracts	109,351	17.0%	—	—%	108,064	15.4%
	$641,620	100.0%	$617,374	100.0%	$702,458	100.0%
The increase in gross premiums written of $24.2 million, or 3.9%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by:
Factors resulting in increases:

•
We wrote $286.4 million of new business for the year ended December 31, 2017, of which $164.0 million was casualty business, $109.4 million was retroactive reinsurance contracts and $13.0 million was specialty business.

•
Changes in renewal premiums for the year ended December 31, 2017 resulted in a net increase in premiums of $57.8 million primarily due to changes to one contract renewed in the period to increase our line size and to change from a one year contract to a two year contract resulting in additional premium recorded in the 2017 period. Premiums can change on renewals of contracts due to a number of factors, including changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factors resulting in decreases:

•
We recognized $161.1 million of premium in the year ended December 31, 2016 related to contracts that we did not renew in the year ended December 31, 2017 due to changes in pricing and/or terms and conditions.

•
We recognized net increases in premium of $148.3 million and $226.2 million in the years ended December 31, 2017 and 2016, respectively, related to the net impact of contract extensions, cancellations and contracts written in the prior year with no comparable premium in the current year period.

•
We recorded increases in premium estimates relating to prior periods of $25.6 million and $106.6 million for the years ended December 31, 2017 and 2016, respectively. The increase in premium estimates for the year ended December 31, 2017 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. The significant increase in premium estimates for the year ended December 31, 2016 was primarily due to:

◦
We wrote one large credit and financial lines quota share, covering primarily mortgage business, whereby the ceding company significantly increased their writings, which resulted in a $46.9 million premium estimate increase in 2016 on this contract;

◦
We wrote a multi-line contract for several underwriting years covering commercial auto physical damage and auto extended warranty.  As this was a new and growing program, we initially recorded the cedent’s estimate of expected written premium at a lower amount than their initial estimate.  The ceding company exceeded their premium projections resulting in an increase of $23.6 million related to that contract; and

◦	We wrote a general liability quota share contract in 2015 whereby the ceding company increased their writings, which resulted in a $20.8 million premium estimate increase in 2016 on this contract.
The decrease in gross premiums written of $85.1 million, or 12.1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by:
Factors resulting in decreases:

•
We recognized $193.1 million of premium in the year ended December 31, 2015 related to contracts that we did not renew in the year ended December 31, 2016, consisting of $107.5 million for contracts that were not subject to renewal in 2016 and $85.6 million for contracts that we made a decision not to renew in 2016 due to changes in pricing and/or terms and conditions.

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

Net Premiums Earned
The decrease in net premiums earned for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a lower in-force underwriting portfolio. This decrease was partially offset by $109.4 million of new retroactive exposures in reinsurance contracts that were written and fully earned in the year ended December 31, 2017 compared to no retroactive reinsurance contracts written in the year ended December 31, 2016.
The decrease in net premiums earned for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to $108.1 million of new retroactive exposures in reinsurance contracts that were written and fully earned in the year ended December 31, 2015 compared to no retroactive reinsurance contracts written in the year ended December 31, 2016. This decrease was partially offset by an increase in net premiums earned as a result of a larger in-force underwriting portfolio.
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
The following is a summary of reserve development for the years ended December 31, 2017, 2016 and 2015:
For the year ended December 31, 2017, we incurred $22.3 million of net favorable prior years’ reserve development as a result of re-estimation of loss reserves. The $22.3 million of net favorable prior years’ reserve development for the year ended December 31, 2017 was accompanied by net increases of $19.8 million in acquisition costs, resulting in a $2.5 million, or 0.5 percentage points, improvement in net underwriting results. The net underwriting results impact of the favorable loss development was primarily due to:

•	$5.8 million of net favorable underwriting loss development relating to several workers’ compensation contracts written from 2012 to 2014, driven by better than expected loss experience; and

•	$1.3 million of net favorable underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by

•
$4.6 million of net adverse underwriting loss development relating to non-standard auto contracts, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection.

For the year ended December 31, 2016, we incurred $10.5 million of net adverse prior years’ reserve development as a result of re-estimation of loss reserves. The $10.5 million of net adverse prior years’ reserve development for the year ended December 31, 2016 was accompanied by net increases of $2.0 million in acquisition costs, resulting in a net adverse development of $12.5 million in net underwriting results, or 2.1 percentage points. The net underwriting results impact of the adverse loss development was due to:

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
For the year ended December 31, 2015, we incurred $5.4 million of net favorable prior years’ reserve development as a result of re-estimation of loss reserves. The $5.4 million of net favorable prior years’ reserve development for the year ended December 31, 2015 was accompanied by net increases of $13.2 million in acquisition costs, resulting in a net increase of $7.8 million in net underwriting loss, or 1.3 percentage points. The $7.8 million net decrease in net underwriting results was a result of having favorable loss reserve development on certain contracts that were either fully or partially offset by increases in sliding scale or profit commissions whereas certain workers’ compensation, auto and property contracts with adverse loss development did not have offsetting decreases in acquisition costs to the same degree, resulting in the net favorable development being more than offset by acquisition costs in the period.
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
The decrease in acquisition costs, net, and the related acquisition cost ratio for the year ended December 31, 2017 was primarily due to a retroactive reinsurance contracts with a low acquisition cost ratio in the year ended December 31, 2017 compared to no retroactive reinsurance contracts in the year ended December 31, 2016. Also impacting the difference is lower earned premiums in the current year period resulting in a lower acquisition cost expense amount.
The increase in acquisition costs, net, and the related acquisition cost ratio for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a retroactive reinsurance contract with a low acquisition cost ratio, which was almost fully earned in 2015 compared to 2016, where that same contract had minimal earned premium.
See additional information in Net Loss and Loss Adjustment Expenses section above.
Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income (loss) on float. The change in net investment income (loss) on float for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared the year ended December 31, 2015 was primarily due to change in investment returns and higher average amount of investments attributable to float managed by Third Point LLC. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the years presented.

General and Administrative Expenses
The increase in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase of $13.9 million in our annual incentive plan compensation expense, partially offset by lower stock compensation expense of $3.5 million as a result of most stock options granted to certain employees being fully vested. Our annual incentive plan is based on the Company’s return on average equity and our higher accrual in 2017 reflects the performance of the Company for 2017 compared to 2016.
The decrease in general and administrative expenses allocated to underwriting activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in our annual incentive plan compensation expense where we did not achieve the threshold performance target during 2016, lower share compensation expense in 2016 due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The increase in other expenses for the year ended December 31, 2017 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts in the year ended December 31, 2016 that resulted in a decrease in other expenses in the prior year period.
The decrease in other expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts in the year ended December 31, 2016 that resulted in a decrease in other expenses, partially offset by an increased number of reinsurance contracts written in 2014 and 2015 that have interest crediting features.
Corporate Function
The following table sets forth net income (loss) and the year over year changes for the Corporate Function for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	Change	2015	Change
	($ in thousands)
Net investment income (loss) on capital	$277,518	$81,894	$195,624	$(17,333)	$99,227
General and administrative expenses	(22,447)	(17,207)	(5,240)	(20,771)	3,564
Interest expense	(8,225)	(8,231)	6	(7,236)	(995)
Foreign exchange gains (losses)	(12,300)	19,521	(31,821)	3,196	16,325
Income tax (expense) benefit	(11,976)	(5,593)	(6,383)	2,905	(8,498)
Segment (income) loss attributable to noncontrolling interests in related party	(3,973)	(1,241)	(2,732)	(53)	(1,188)
Segment income (loss)	$218,597	$69,143	$149,454	$(39,292)	$108,435

Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the years ended December 31, 2017, 2016 and 2015:

	2017
	Long	Short	Net
Equity	21.5%	(4.6)%	16.9%
Credit	0.7%	(0.6)%	0.1%
Other	1.8%	(1.1)%	0.7%
Net investment return on investments managed by Third Point LLC	24.0%	(6.3)%	17.7%

S&P 500 Total Return Index			21.8%

	2016
	Long	Short	Net
Equity	1.5%	(2.9)%	(1.4)%
Credit	6.4%	(0.4)%	6.0%
Other	0.5%	(0.9)%	(0.4)%
Net investment return on investments managed by Third Point LLC	8.4%	(4.2)%	4.2%

S&P 500 Total Return Index			12.0%

	2015
	Long	Short	Net
Equity	(2.5)%	(0.8)%	(3.3)%
Credit	1.5%	0.5%	2.0%
Other	(1.0)%	0.7%	(0.3)%
Net investment return on investments managed by Third Point LLC	(2.0)%	0.4%	(1.6)%

S&P 500 Total Return Index			1.4%
For the year ended December 31, 2017, the net investment results were primarily attributable to the equity portfolio.  Within equities, we experienced positive returns across each long equity sector partially offset by losses from short positions, primarily from equity market hedges.  One large long equity healthcare position was a notable contributor to the long equity performance for the year.  Credit and the macroeconomic and other strategy, including currency and private investments, also contributed to positive performance with gains from the long exposures partially offset by short exposures in each strategy.
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
General and Administrative Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting staff. We also allocate a portion of overhead and other related costs based on a headcount analysis. The increase in general and administrative expenses related to corporate activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase of $7.4 million in our annual incentive plan compensation expense, partially offset by lower stock compensation expense of $1.9 million in the current year and separation costs in 2016. Our annual incentive plan is based on the Company’s return on average equity.
The decrease for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in our annual incentive plan compensation expense where we did not achieve the threshold performance target in 2016, lower share compensation expense in 2016 due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense.
Foreign Exchange Gains (Losses)
The foreign exchange losses for the year ended December 31, 2017 compared to the foreign exchange gains for the year ended December 31, 2016 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had strengthened during the prior year and weakened in the current year. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains (losses) included in net investment income (loss) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 14 to our consolidated financial statements for additional information regarding income taxes. The increase in income tax expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in taxable income generated by our U.S. subsidiaries, partially offset by an adjustment of $0.8 million to the net deferred tax liability resulting from the recently enacted Tax Cuts and Jobs Act which reduced the United States federal income tax rate from 35% to 21%.
Non-GAAP Financial Measures and Other Financial Metrics
We have included certain financial measures that are not calculated under standards or rules that comprise GAAP. Such measures, including net investment income (loss) on float, book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of non-GAAP measures to the most comparable GAAP figures are included below.

In addition, we refer to certain financial metrics such as net investment return on investments managed by Third Point LLC, which is an important metric to measure the performance of our investment manager, Third Point LLC. A more detailed description of this financial metric is included below. We also refer to other financial metrics such as invested asset leverage and other generic performance metrics which are described and explained in this subsection.
Non-GAAP Financial Measures
Net Investment Income (Loss) on Float
Net investment income (loss) on float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums and proceeds from deposit accounted contracts are collected before losses are paid. In some instances, the interval between receipts and payments can extend over many years. During this time interval, insurance and reinsurance companies invest the premiums received and generate investment returns.We track cash flows generated by our property and casualty reinsurance operations, or float, in separate accounts that allow us to also track the net investment income (loss) generated on the float. We believe that net investment income (loss) generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of long-term incentive compensation. Net investment income (loss) on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income (loss) on float to net investment income (loss).

	2017	2016	2015
	($ in thousands)
Net investment income (loss)	$391,953	$98,825	$(28,074)
Less:
Net gain (loss) on investment in Kiskadee Fund	(86)	1,533	1,465
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	—	69
Net investment income (loss) on investments managed by Third Point LLC	392,039	97,292	(29,608)
Less:
Net investment income (loss) on capital	277,604	80,361	(18,798)
Net investment income (loss) on float	$114,435	$16,931	$(10,810)
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
Basic Book Value Per Share and Diluted Book Value Per Share
Basic book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. Basic book value per share, as presented, is a non-GAAP financial measure and is calculated by dividing shareholders’ equity attributable to Third Point Re common shareholders by the number of common shares outstanding shares, excluding the total number of unvested restricted shares, at period end. Diluted book value per share, as presented, is a non-GAAP financial measure and represents basic book value per share combined with the impact from dilution of all in-the-money share options issued, warrants and unvested restricted shares outstanding as of any period end. For unvested restricted shares with a performance condition, we include the unvested restricted shares for which we consider vesting to be probable. Change in basic book value per share is calculated by taking the change in basic book value per share divided by the beginning of period book value per share. Change in diluted book value per share is calculated by taking the change in diluted book value per share divided by the beginning of period diluted book value per share. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows our management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
The following table sets forth the computation of book value per share, basic book value per share and diluted book value per share as of December 31, 2017, 2016 and 2015 :

	2017	2016	2015
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,656,089	$1,414,051	$1,379,726
Effect of dilutive warrants issued to founders and an advisor	46,512	46,512	46,512
Effect of dilutive stock options issued to directors and employees	51,422	52,930	58,070
Diluted book value per share numerator:	$1,754,023	$1,513,493	$1,484,308
Basic and diluted book value per share denominator:
Common shares outstanding	103,282,427	105,856,531	105,479,341
Unvested restricted shares	(1,873,588)	(1,682,783)	(1,222,596)
Basic book value per share denominator:	101,408,839	104,173,748	104,256,745
Effect of dilutive warrants issued to founders and an advisor	4,651,163	4,651,163	4,651,163
Effect of dilutive stock options issued to directors and employees	5,123,531	5,274,333	5,788,391
Effect of dilutive restricted shares issued to directors and employees (1)	905,412	878,529	837,277
Diluted book value per share denominator:	112,088,945	114,977,773	115,533,576

Basic book value per share	$16.33	$13.57	$13.23
Diluted book value per share	$15.65	$13.16	$12.85

(1)
As of December 31, 2017, the effect of dilutive restricted shares issued to directors and employees was comprised of 18,209 restricted shares with a service condition only and 887,203 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. Return on beginning shareholders’ equity attributable to Third Point Re common shareholders is calculated by dividing net income (loss) available to Third Point Re common shareholders by the beginning shareholders’ equity attributable to Third Point Re common shareholders. We believe that return on beginning shareholders’ equity attributable to Third Point Re common shareholders is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the years ended December 31, 2017 and 2016, we have also adjusted the beginning shareholders’ equity attributable to Third Point Re common shareholders for the impact of the shares repurchased on a weighted average basis. This adjustment increased the stated returns on beginning shareholders’ equity attributable to Third Point Re common shareholders.
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the years ended December 31, 2017, 2016 and 2015 was calculated as follows:

	2017	2016	2015
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$277,798	$27,635	$(87,390)
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of year	1,414,051	1,379,726	1,451,913
Impact of weighting related to shareholders’ equity from shares repurchased	(29,038)	(4,363)	—
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of year	$1,385,013	$1,375,363	$1,451,913
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	20.1%	2.0%	(6.0)%

Other Financial Metrics
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
Liquidity and Capital Resources
Liquidity Requirements
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
As of December 31, 2017, Third Point Re BDA could pay dividends to Third Point Re of approximately $357.5 million (December 31, 2016 - $315.0 million). Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement we have entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Re of approximately $24.3 million as of December 31, 2017 (December 31, 2016 - $19.6 million).

In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re BDA or Third Point Re USA to Third Point Re. After several years of premium growth and float generation from our inception, we have reached a level that allows us to rationalize our expense base and appropriately utilize our capital. Given difficult market conditions and our focus on improving our underwriting results, we plan to remain selective in our underwriting which may slow the growth rate of our gross written premium.
Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 11 to our consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to pay for share repurchases. See Note 15 to our consolidated financial statements for detailed information on deposit liability contracts.
Sources of Liquidity
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
As of December 31, 2017, $2,202.4 million, or 73.5% (December 31, 2016 - $1,452.3 million, or 54.9%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
In addition, we expect that our cash and cash equivalents on the balance sheet and cash flow from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends and other factors. To the extent cash and cash equivalents on the balance sheet, investment returns and cash flow from operations are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all. There are regulatory and contractual restrictions and rating agency considerations that might impact the ability of our reinsurance subsidiaries to pay dividends to their respective parent companies, including for purposes of servicing TPRUSA’s debt obligations.
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
Operating, investing and financing cash flows for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	($ in thousands)
Net cash provided by (used in) operating activities	$(78,536)	$4,771	$187,776
Net cash provided by (used in) investing activities	23,049	(53,278)	(163,884)
Net cash provided by (used in) financing activities	53,733	38,051	(32,219)
Net decrease in cash and cash equivalents	(1,754)	(10,456)	(8,327)
Cash and cash equivalents at beginning of year	9,951	20,407	28,734
Cash and cash equivalents at end of year	$8,197	$9,951	$20,407
Operating Activities
Cash flows used in operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid. The decrease in cash flows from operating activities in the year ended December 31, 2017 compared to the year ended December 31, 2016 and the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to higher performance fees in the current year compared to prior years and lower float generated from our reinsurance operations. Excess cash generated from our operating activities is typically then invested by Third Point LLC. For the years ended December 31, 2017, 2016 and 2015, we made net contributions of $36.6 million, $53.3 million and $147.1 million, respectively, to our separate accounts managed by Third Point LLC from float generated from our reinsurance operations. These amounts do not correspond to the net cash provided by operating activities as presented in the consolidated statements of cash flows prepared in accordance with U.S. GAAP. The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Non-GAAP measures” for a definition of investment income (loss) on float.
The decrease in float generated in the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the timing of cash flows on our reinsurance contracts including the non-renewal of one large quota share contract in the current year period for which premium was received up front in the prior year period, partially offset by the premium received on new retroactive reinsurance contracts in 2017 compared to none written in 2016.
The decrease in float in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to not having written any retroactive reinsurance contracts during 2016, which typically result in up-front premiums paid, compared to $108.1 million for the year ended December 31, 2015.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows provided by investing activities for the year ended December 31, 2017 primarily relates to proceeds from the sale of certain investments, including proceeds of $26.7 million as a result of the redemption of our investment in the Kiskadee fund, to fund cash flows from operations and share repurchases of $40.9 million. Cash flows used in investing activities for the years ended December 31, 2016 and 2015 primarily reflects the investment of float generated from our reinsurance operations, including the net proceeds from deposit liability contracts. Cash flows used in investing activities for the year ended December 31, 2015 also includes the investment of the net proceeds from our issuance of Notes as part of the initial capitalization of Third Point Re USA.
In February 2015, we completed a public offering of Notes issued by TPRUSA and guaranteed by Third Point Re. pursuant to a registration statement on Form S-3, from which we received net proceeds of approximately $113.2 million, after deducting underwriting discounts and other offering costs. We used the net proceeds to TPRUSA, together with a capital contribution received indirectly from Third Point Re, to fund an aggregate contribution of $267.0 million for the initial capitalization of Third Point Re USA.
Financing Activities
Cash flows provided by financing activities for the year ended December 31, 2017 consisted of $74.0 million of net contributions from total noncontrolling interests and contributions received on deposit liability contracts of $19.1 million, partially offset by $40.9 million for shares repurchased. Cash flows provided by financing activities for the year ended December 31, 2016 consisted of contributions received on deposit liability contracts and proceeds from the exercise of stock options, partially offset by $7.4 million of shares repurchased. Cash flows used in financing activities for the year ended December 31, 2015 consisted primarily of the proceeds from issuance of Notes, partially offset by distributions of noncontrolling interests from the investment affiliate and Catastrophe Fund and payments to settle two deposit liability contracts.
For the period from inception until December 31, 2017, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $141.4 million, or 19.5%, to $867.6 million as of December 31, 2017 from $726.2 million as of December 31, 2016. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our consolidated financial statements for additional information regarding our letter of credit facilities.
As of December 31, 2017, $250.5 million (December 31, 2016 - $231.8 million) of letters of credit, representing 58.9% of the total available facilities, had been issued (December 31, 2016 - 44.2% (based on total available facilities of $525.0 million)).
Under the letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of December 31, 2017, total cash and cash equivalents with a fair value of $250.5 million (December 31, 2016 - $231.8 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 6 to our consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts. The collateral amounts securing letters of credit are included in restricted cash and cash equivalents in the consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements, and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of December 31, 2017.
Financial Condition
Shareholders’ equity
As of December 31, 2017, total shareholders’ equity was $1,661.5 million compared to $1,449.7 million as of December 31, 2016. The increase was primarily due to net income available to Third Point Re common shareholders of $277.8 million and share compensation expense and proceeds from stock options exercised totaling $5.1 million, partially offset by share repurchases of $40.9 million in the year ended December 31, 2017.
Investments
As of December 31, 2017, total cash and net investments managed by Third Point LLC was $2,589.9 million, compared to $2,191.6 million as of December 31, 2016. The increase was primarily due to net investment income on investments managed by Third Point LLC of $392.0 million and total net contribution of $12.8 million to our investment account in the year ended December 31, 2017.

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
The indenture governing the Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Notes, certain of our existing or future subsidiaries may be required to guarantee the Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Notes). As of December 31, 2017, we were in compliance with all of the covenants under the indenture governing the Notes, and during the twelve months then ended, no event requiring an increase in the interest rate applicable to the Notes occurred.
Our contractual obligations as of December 31, 2017 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Senior Notes due 2025 (1)	$115,000	$—	$—	$—	$115,000
Scheduled interest payments (1)	60,375	8,050	16,100	16,100	20,125
Subtotal - Debt obligations	175,375	8,050	16,100	16,100	135,125
Loss and loss adjustment expense reserves (2)	720,570	137,167	144,834	116,661	321,908
Other operating agreements (3)	3,431	881	1,856	694	—
Rental leases (4)	2,650	871	1,737	42	—
Deposit liabilities (5)	129,133	13,376	24,456	30,688	60,613
	$1,031,159	$160,345	$188,983	$164,185	$517,646

(1)	See Note 11 to our consolidated financial statements for detailed information on our Senior Notes.

(2)
We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns by contract. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Policies and Accounting Estimates - Loss and Loss Adjustment Expense Reserves” for additional information.

(3)
We have an undivided 31.25% interest in an aircraft with NetJets Sales Inc. (“NetJets”), which expires on August 31, 2021. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees. We have a service agreement for IT support services that expires on December 31, 2021

(4)
We lease office space at Point House in Pembroke, Bermuda. This five year lease expires on November 30, 2020. We also lease office space in Summit, New Jersey, U.S.A. This five year lease expires on February 28, 2021.

(5)
See Note 10 to our consolidated financial statements for detailed information on deposit liability contracts. For purposes of this contractual obligations table, we have included estimates of future interest accruals and the amount we expect the deposit liability contracts would settle for at their probable settlement dates.

The contractual obligations table above does not include an estimate of the time period of cash settlement of our $1.9 million of uncertain tax positions with the respective tax authorities given that we cannot reasonably estimate the timing of potential settlement.
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
As of December 31, 2017, we had an unfunded capital commitment of $3.2 million related to our investment in the Hellenic Fund (see Note 17 to our consolidated financial statements for additional information).
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
During the year ended December 31, 2017, we recorded $25.6 million of changes in premium estimates on prior years’ contracts (2016 - $106.6 million and 2015 - $39.3 million). There was a $(0.8) million impact on net income of these changes in premium estimates for the year ended December 31, 2017 (2016 - $1.0 million and 2015 - insignificant impact). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Property and Casualty Reinsurance” for additional information on changes in premium estimates.
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
Sensitivity Analysis
The table below shows the impact of reasonably likely changes to our actuarial estimates of our client’s ceded loss on the following: loss and loss adjustment expense reserves, net; acquisition costs, net; net underwriting loss and shareholders’ equity as of and for the year ended December 31, 2017. Since many contracts that we write have sliding scale commissions, profit commissions, loss corridors or other loss mitigating features that adjust with or offset the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
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
These increases and decreases are only applied to contracts where there is still material uncertainty of the outcome. In general, we treat contracts for which the assumed reporting pattern is less than 90% reported as having material uncertainty in the outcome. Assumed ultimate losses and loss adjustment expenses incurred, net, represents the sum we would be obligated to pay for fully developed claims (i.e., paid losses plus outstanding reported losses and IBNR losses). The impact to shareholder’s equity does not consider the cash flow, and thus, investment income considerations associated with an increase or decrease in subject ultimate loss and loss adjustment expenses, net.

	10% increase in ultimate loss and loss adjustment expenses, net	10% decrease in ultimate loss and loss adjustment expenses, net
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$90,996	$(108,235)
Acquisition costs, net	(10,719)	38,345
Increase (decrease) in net underwriting loss	80,277	(69,890)
Total shareholders’ equity	$1,661,496	$1,661,496
Increase (decrease) in shareholders’ equity	(4.8)%	4.2%
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.
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
As of December 31, 2017, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of December 31, 2017, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $203.5 million, or 7.8% of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $393.7 million, or 12.5%, were written in currencies other than the U.S. dollar. As of December 31, 2017, loss and loss adjustment expense reserves included $177.2 million (December 31, 2016 - $94.5 million) and net reinsurance balances receivable included $27.0 million (December 31, 2016 - $5.1 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $179.9 million as of December 31, 2017 (December 31, 2016 - $104.2 million). The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point

LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2017, our total net short exposure to foreign denominated securities represented 26.2% (December 31, 2016 - 10.6%) of our investment portfolio including cash and cash equivalents, of $695.0 million (December 31, 2016 - $204.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of December 31, 2017:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$49,923	1.9%	$(49,923)	(1.9)%
Chinese Renminbi (Yuan)	12,912	0.5%	(12,912)	(0.5)%
Saudi Arabian Riyal	11,363	0.4%	(11,363)	(0.4)%
Egyptian Pound	(2,999)	(0.1)%	2,999	0.1%
Other	(1,701)	(0.1)%	1,701	0.1%
Total	$69,498	2.6%	$(69,498)	(2.6)%
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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of December 31, 2017:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments (1)	$(8,547)	(0.3)%	$9,022	0.4%
Asset-backed securities (2)	(3,068)	(0.1)%	3,110	0.1%
Interest rate swaps and derivatives	2,582	0.1%	(2,582)	(0.1)%
Net exposure to interest rate risk	$(9,033)	(0.3)%	$9,550	0.4%

(1)	Includes interest rate risk associated with investments held in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on December 31, 2017. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of December 31, 2017, our investment portfolio had de minimis (December 31, 2016 - de minimis) commodity exposure.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk in several reinsurance contracts with companies that write credit risk insurance, which primarily consists of mortgage insurance credit risk. Loss experience in these lines of business is cyclical and is affected by the state of the general economic environment. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. We mitigate the risks associated with these credit-sensitive lines of business through the use of risk management techniques such as risk diversification, monitoring of risk aggregations and retrocessional coverage. We have written $262.7 million, or 8.4%, of credit and financial lines premium since inception, of which $34.3 million was written in the year ended December 31, 2017. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
As of December 31, 2017 and December 31, 2016, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	2017	2016
	($ in thousands)
Assets:
Asset backed securities	$225,499	$254,852
Bank debt	14,550	56,896
Corporate bonds	77,086	189,059
Sovereign debt	26,134	100,620
Trade claims	7,496	9,022
Other debt securities	5,460	—
	$356,225	$610,449
Liabilities:
Corporate bonds	$21,699	$17,683
	$21,699	$17,683
As of December 31, 2017 and 2016, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of December 31, 2017 and 2016, the largest concentration of our asset-backed securities (“ABS”) holdings were as follows:

	2017		2016
	($ in thousands)
Reperforming loans	$160,354	71.1%	$44,359	17.4%
Subprime RMBS	—	—%	117,152	46.0%
Market place loans	52,584	23.3%	44,143	17.3%
Other (1)	12,561	5.6%	49,198	19.3%
	$225,499	100.0%	$254,852	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.

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
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS which represent 7.5% (December 31, 2016 - 9.7%) of total cash and investments as of December 31, 2017. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of December 31, 2017, we had $2,202.4 million (December 31, 2016 - $1,452.3 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.
Ernst & Young Ltd., an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on its assessment of our internal control over financial reporting, which follows this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Third Point Reinsurance Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Third Point Reinsurance Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Third Point Reinsurance Ltd. as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 and our audit report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
March 1, 2018

Item 9B. Other Information
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item relating to executive compensation is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information relating to this Item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information”.

The balance of the information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
The information required by this Item relating to principal accounting fees and services is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits
Financial Statements and Financial Statement Schedules
See the Index to Consolidated Financial Statements and Supplemental Data on page F-1.
Exhibits

Exhibit Number	Description
3.1*	Memorandum of Association of Third Point Reinsurance Ltd.
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

10.4.3**	Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into on March 17, 2017, effective as of March 1, 2017
10.4.4**	Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of August 3, 2017.
10.5*&**	Share Incentive Plan
10.6*&**	Form of Restricted Share Award Agreement

10.6.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.6.2**	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.6.3**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.6.4**	Amendment to Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016)
10.6.4.1**	Amendment to Form of Employee Performance Restricted Shares Agreement
10.6.5**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.5 to the Company’s Annual Report on Form 10-K filed on February 26, 2016)
10.7*&**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.8.1**	Schedule of Signatories to the Director Service Agreement
10.9**	Employment agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, dated as of December 13, 2013
10.10**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan
10.11**	Third Point Reinsurance Ltd. Annual Incentive Plan
10.22*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011
10.23*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Company Ltd., dated as of December 22, 2011
10.24
Trademark License Agreement - Joinder Agreement between Third Point LLC, Third Point Reinsurance Company Ltd., Third Point Re (USA) Holdings Inc. and Third Point Reinsurance (USA) Ltd. dated as of February 17, 2016. (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2016)

10.26*†	Letter Agreement dated as of December 22, 2011
10.27*&**	Section 409A Specified Employee Policy
10.28*&**	Director and Officer Indemnification Agreement
10.28.1**	Schedule of Signatories to the Director and Officer Indemnification Agreement
10.29.2**	Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2017)
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

10.32.3**	Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, entered into on March 17, 2017, effective as of March 1, 2017
10.32.4**	Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, entered into as of August 3, 2017

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney signed by each of the members of the Board of Directors on February 28, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on March 1, 2018.
THIRD POINT REINSURANCE LTD.
(Registrant)

By:	/s/ J. Robert Bredahl
Name: J. Robert Bredahl

Title:	Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
*		Chairman of the Board	March 1, 2018
Joshua L. Targoff

/s/ J. Robert Bredahl		Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
J. Robert Bredahl

/s/ Christopher S. Coleman		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Christopher S. Coleman

*		Director	March 1, 2018
Steven E. Fass

*		Director	March 1, 2018
Rafe de la Gueronniere

*		Director	March 1, 2018
Mary R. Hennessy

*		Director	March 1, 2018
Neil McConachie

*		Director	March 1, 2018
Mark Parkin

* By:	/s/ Janice Weidenborner
Name: Title:	Janice Weidenborner Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Third Point Reinsurance Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included, evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.

We have served as the Company’s auditor since 2012.

Hamilton, Bermuda
March 1, 2018

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2017	December 31, 2016
Assets
Equity securities, trading, at fair value (cost - $1,868,735; 2016 - $1,385,866)	$2,283,050	$1,506,854
Debt securities, trading, at fair value (cost - $711,322; 2016 - $1,036,716)	675,158	1,057,957
Other investments, at fair value	37,731	82,701
Total investments in securities	2,995,939	2,647,512
Cash and cash equivalents	8,197	9,951
Restricted cash and cash equivalents	541,136	298,940
Due from brokers	305,093	284,591
Derivative assets, at fair value	73,372	27,432
Interest and dividends receivable	3,774	6,505
Reinsurance balances receivable	476,008	381,951
Deferred acquisition costs, net	258,793	221,618
Other assets	9,482	17,144
Total assets	$4,671,794	$3,895,644
Liabilities
Accounts payable and accrued expenses	$34,632	$10,321
Reinsurance balances payable	41,614	43,171
Deposit liabilities	129,133	104,905
Unearned premium reserves	649,518	557,076
Loss and loss adjustment expense reserves	720,570	605,129
Securities sold, not yet purchased, at fair value	394,278	92,668
Securities sold under an agreement to repurchase	29,618	—
Due to brokers	770,205	899,601
Derivative liabilities, at fair value	14,503	16,050
Interest and dividends payable	4,275	3,443
Senior notes payable, net of deferred costs	113,733	113,555
Total liabilities	2,902,079	2,445,919
Commitments and contingent liabilities
Redeemable noncontrolling interests in related party	108,219	—
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (Issued: 2017 - 107,227,347; 2016 - 106,501,299; Outstanding: 2017 - 103,282,427; 2016 - 105,856,531)	10,723	10,650
Treasury shares (2017 - 3,944,920; 2016 - 644,768)	(48,253)	(7,389)
Additional paid-in capital	1,099,599	1,094,568
Retained earnings	594,020	316,222
Shareholders’ equity attributable to Third Point Re common shareholders	1,656,089	1,414,051
Noncontrolling interests in related party	5,407	35,674
Total shareholders' equity	1,661,496	1,449,725
Total liabilities, noncontrolling interests and shareholders' equity	$4,671,794	$3,895,644

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2017	2016	2015
Revenues
Gross premiums written	$641,620	$617,374	$702,414
Gross premiums ceded	(2,475)	(2,325)	(1,876)
Net premiums written	639,145	615,049	700,538
Change in net unearned premium reserves	(92,087)	(24,859)	(97,714)
Net premiums earned	547,058	590,190	602,824
Net investment income before management and performance fees to related parties	522,664	158,532	15,203
Management and performance fees to related parties	(130,711)	(59,707)	(43,277)
Net investment income (loss)	391,953	98,825	(28,074)
Total revenues	939,011	689,015	574,750
Expenses
Loss and loss adjustment expenses incurred, net	370,058	395,932	415,191
Acquisition costs, net	188,904	222,150	191,216
General and administrative expenses	53,103	39,367	46,033
Other expenses	12,674	8,387	8,614
Interest expense	8,225	8,231	7,236
Foreign exchange (gains) losses	12,300	(19,521)	(3,196)
Total expenses	645,264	654,546	665,094
Income (loss) before income tax (expense) benefit	293,747	34,469	(90,344)
Income tax (expense) benefit	(11,976)	(5,593)	2,905
Net income (loss)	281,771	28,876	(87,439)
Net (income) loss attributable to noncontrolling interests in related party	(3,973)	(1,241)	49
Net income (loss) available to Third Point Re common shareholders	$277,798	$27,635	$(87,390)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$2.71	$0.26	$(0.84)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$2.64	$0.26	$(0.84)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	102,264,094	104,060,052	104,003,820
Diluted	105,227,038	105,563,784	104,003,820

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars)

	2017	2016	2015
Common shares
Balance, beginning of year	$10,650	$10,548	$10,447
Issuance of common shares, net	73	102	101
Balance, end of year	10,723	10,650	10,548
Treasury shares
Balance, beginning of year	(7,389)	—	—
Repurchase of common shares	(40,864)	(7,389)	—
Balance, end of year	(48,253)	(7,389)	—
Additional paid-in capital
Balance, beginning of year	1,094,568	1,080,591	1,065,489
Issuance of common shares, net	1,432	5,039	4,231
Share compensation expense	3,599	8,938	10,871
Balance, end of year	1,099,599	1,094,568	1,080,591
Retained earnings
Balance, beginning of year	316,222	288,587	375,977
Net income (loss)	281,771	28,876	(87,439)
Net (income) loss attributable to noncontrolling interests in related party	(3,973)	(1,241)	49
Balance, end of year	594,020	316,222	288,587
Shareholders’ equity attributable to Third Point Re common shareholders	1,656,089	1,414,051	1,379,726
Noncontrolling interests in related party	5,407	35,674	16,157
Total shareholders’ equity	$1,661,496	$1,449,725	$1,395,883

The accompanying Notes to the Consolidated Financial Statements are
an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2017	2016	2015
Operating activities
Net income (loss)	$281,771	$28,876	$(87,439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation expense	3,599	8,938	10,871
Net interest expense (income) on deposit liabilities	2,800	(164)	6,471
Net unrealized (gain) loss on investments and derivatives	(255,029)	(72,083)	32,354
Net realized gain on investments and derivatives	(225,016)	(33,179)	(16,655)
Net foreign exchange (gains) losses	12,300	(19,521)	(3,196)
Amortization of premium and accretion of discount, net	473	5,118	324
Changes in assets and liabilities:
Reinsurance balances receivable	(86,606)	(86,612)	8,768
Deferred acquisition costs, net	(37,175)	(24,525)	(41,192)
Other assets	7,671	(5,003)	(7,815)
Interest and dividends receivable, net	3,563	3,225	(4,382)
Unearned premium reserves	92,442	25,366	97,901
Loss and loss adjustment expense reserves	97,922	156,644	192,433
Accounts payable and accrued expenses	24,212	(2,095)	1,881
Reinsurance balances payable	(1,463)	19,786	(2,548)
Net cash provided by (used in) operating activities	(78,536)	4,771	187,776
Investing activities
Purchases of investments	(3,099,525)	(3,729,944)	(3,360,626)
Proceeds from sales of investments	3,228,251	3,504,598	2,829,523
Purchases of investments to cover short sales	(791,753)	(1,264,404)	(543,936)
Proceeds from short sales of investments	1,048,552	1,046,422	792,344
Change in due to/from brokers, net	(149,898)	367,019	(6,377)
Decrease in securities purchased under an agreement to sell	—	—	29,852
Increase (decrease) in securities sold under an agreement to repurchase	29,618	(8,944)	8,944
Change in restricted cash and cash equivalents	(242,196)	31,975	86,392
Net cash provided by (used in) investing activities	23,049	(53,278)	(163,884)
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,505	5,141	4,332
Purchases of Third Point Re common shares under share repurchase program	(40,864)	(7,389)	—
Proceeds from issuance of senior notes payable, net of costs	—	—	113,220
Increase (decrease) in deposit liabilities, net	19,113	22,023	(65,842)
Change in total noncontrolling interests in related party, net	73,979	18,276	(24,137)
Noncontrolling interest in Catastrophe Fund and Catastrophe Fund Manager	—	—	(59,792)
Net cash provided by (used in) financing activities	53,733	38,051	(32,219)
Net decrease in cash and cash equivalents	(1,754)	(10,456)	(8,327)
Cash and cash equivalents at beginning of year	9,951	20,407	28,734
Cash and cash equivalents at end of year	$8,197	$9,951	$20,407
Supplementary information
Interest paid in cash	$21,394	$23,027	$9,311
Income taxes paid in cash	$7,810	$5,950	$4,429

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
These consolidated financial statements include the results of Third Point Re and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All intercompany accounts and transactions have been eliminated.
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
Premiums for retroactive exposures in reinsurance contracts are earned at the inception of the contract, as all of the underlying loss events covered by these exposures occurred in the past. If the estimated loss and loss adjustment expense reserve differs from the premium received at inception of a retroactive reinsurance contract, the resulting difference is deferred and recognized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of loss and loss adjustment expenses incurred.
Reinsurance premiums ceded
From time to time, the Company reduces the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are earned over the contract period in proportion to the period of risk covered. Unearned premiums ceded consist of the unexpired portion of reinsurance ceded.
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2017, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserves include case reserves, reserves for losses incurred but not yet reported (“IBNR reserves”) and deferred gains on retroactive reinsurance contracts. Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future development on loss and loss adjustment expenses that are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Deferred gains represent the underwriting profit related to retroactive exposures in reinsurance contracts at inception and are deferred and amortized over the estimated future settlement period of the contract. Deferred gains are included in loss and loss adjustment expense reserves. If the premium received is lower than the estimated loss and loss adjustment expense reserves assumed at inception of a retroactive reinsurance contract, the resulting difference is deferred and recorded in other assets. This difference is also amortized over the estimated future settlement period of the contract.
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
Realized gains and losses are determined using cost calculated on a specific identification basis. Dividends are recorded on the ex-dividend date. Income and expenses are recorded on the accrual basis including interest and premiums amortized and discounts accreted.

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
Embedded derivatives
Certain of the Company’s reinsurance contracts contain interest crediting features that vary based on the net investment return on investments managed by Third Point LLC. These contractual features are considered embedded derivatives in accordance with U.S. GAAP. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in estimated fair value of these embedded derivatives are recorded in other expenses in the consolidated statements of income (loss).
Share-based compensation
The Company accounts for its share-based compensation transactions using the fair value of the award at the grant date and accounts for forfeitures when they occur. Determining the fair value of share purchase options at the grant date requires estimation and judgment. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options.
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
Other expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts as well as changes in value of embedded derivatives in reinsurance contracts and deposit liability contracts that have variable interest crediting features. Variable and fixed interest crediting features are calculated on funds transferred to the Company where interest is credited based on actual cash received into a notional experience account. The ceding company can typically elect to commute at specific points in time in exchange for the amounts held in the notional experience account. For those contracts that contain variable interest crediting features, actual investment returns realized by the Company are included in the calculation, which can increase the overall effective interest crediting rate on those contracts. Variable interest credit features are accounted for as embedded derivatives. Fixed interest credits on reinsurance contracts and deposit liability contracts and changes in value of embedded derivative are included other expenses in the consolidated statements of income (loss).
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
Certain of the Company's investments are denominated in foreign currencies and thus, are subject to the risk associated with foreign currency fluctuations. These investments are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investments and income and expenses denominated in foreign currencies are translated in U.S. dollar amounts on the respective dates of such transactions. The Company does not isolate the portion of the net investment income (loss) resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held within the total net investments managed by Third Point LLC. Periodic payments received or paid on swap agreements are recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income (loss) in the consolidated statements of income (loss).
Income taxes, withholding taxes and uncertain tax positions
The Company provides for income taxes for its operations in income tax paying jurisdictions. The Company’s provision relies on estimates and interpretations of currently enacted tax laws.  The Company recognizes deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such temporary differences are primarily due to tax basis discounts on loss and loss adjustment expense reserves and unearned premiums, deferred acquisition costs and unrealized gains (losses) on investments. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the consolidated statements of income (loss) in the year in which they are made. Adjustments could be material and could significantly impact earnings in the year they are recorded.
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
Noncontrolling interests in related party

The Company consolidates the results of entities in which it has a controlling financial interest. Redeemable noncontrolling interests with redemption features that are not solely within the Company’s control are presented as a mezzanine item, between liabilities and shareholders’ equity, in the Company’s consolidated balance sheets and non-redeemable noncontrolling interests are presented as a separate line within shareholders’ equity in the consolidated balance sheets. The Company records the portion of net (income) loss attributable to noncontrolling interests in related party as a separate line within the consolidated statements of income (loss).

Changes in the presentation of noncontrolling interests
During the year ended December 31, 2017, the Company identified that a portion of its noncontrolling interests were redeemable. See additional information regarding noncontrolling interests in Note 17. This portion of the noncontrolling interests had previously been presented in noncontrolling interests to related party within shareholders’ equity when it should have been presented in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interests in related party.  As of December 31, 2016, $31.2 million of the noncontrolling interests in related party should have been presented in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interests in related party and should have been excluded from noncontrolling interests in related party in shareholders’ equity. Although this impacted total shareholders’ equity, it did not impact shareholders’ equity attributable to Third Point Re common shareholders or retained earnings.  In addition, this change did not impact the consolidated statements of income, earnings per share or consolidated statement of cash flows.  The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
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
Recent accounting pronouncements
Adoption of New Accounting Standards
In March 2016, the FASB issued Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2016. As a result of the Company’s investments being valued at fair value and the Company not holding the type of instruments addressed by the adoption of ASU 2016-06, the adoption of this standard did not have any impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. None of the Company’s investments qualify for the simplification in ASU 2016-07. As a result, the adoption of this standard did not have any impact on the Company’s consolidated financial statements.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company made the election to account for forfeitures when they occur, which resulted in no material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued Accounting Standards Update 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (ASU 2016-17). ASU 2016-17 alters how the Company needs to consider indirect interests in a variable interest entity held through an entity under common control. The new guidance amended ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-17 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective on January 1, 2017 with retrospective adoption required for the comparative periods. Insurance contracts are specifically excluded from ASU 2014-09 and we do not currently have any other revenue generating activities for which this standard would be applicable. As a result, this new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting related to leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-02 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated financial statements as a result of the limited number of leases the Company currently has in place.
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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended at reducing diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. To date, the Company has not entered into any of the eight types of transactions addressed in ASU 2016-15. As a result, this new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows, specifically, the Company should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and cash equivalents. An entity with a material balance of amounts generally described as restricted cash and cash equivalents must disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company will begin classifying its restricted cash and cash equivalents within the statement of cashflows and will include additional disclosures in accordance with ASU 2016-18 in its consolidated financial statements for the fiscal years beginning after December 31, 2017 and interim periods within those fiscal years.
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
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 is intended to reduce diversity in practice and subsequent to its adoption, an entity will not apply modification accounting as a result of changes to terms and conditions of a share-based payment award if certain conditions are met. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This new accounting standard is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.
In July 2017, the FASB issued Accounting Standards Update 2017-11, (Part I) Accounting for Certain Financial Instruments With Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (ASU 2017-11). ASU 2017-11 is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, ASU 2017-11 re-characterizes the indefinite deferral of certain provisions of Topic 480 to a scope exception. The recharacterization has no accounting effect. The amendments are effective for interim and annual periods beginning after December 15, 2018. The Company does not currently have financial instruments with down round features, therefore, the Company does not expect any impact to the Company’s consolidated financial statements.
3. Restricted cash and cash equivalents and restricted investments
Restricted cash and cash equivalents and restricted investments as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
	($ in thousands)
Restricted cash securing letter of credit facilities (1)	$250,487	$231,822
Restricted cash securing other reinsurance contracts (2)	290,649	67,118
Total restricted cash and cash equivalents	541,136	298,940
Restricted investments securing other reinsurance contracts (2)	326,429	427,308
Total restricted cash and cash equivalents and restricted investments	$867,565	$726,248

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
4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	2017	2016
Assets	($ in thousands)
Total investments in securities	$2,995,097	$2,619,839
Cash and cash equivalents	8	5
Restricted cash and cash equivalents	541,136	298,940
Due from brokers	305,093	284,591
Derivative assets, at fair value	73,372	27,432
Interest and dividends receivable	3,774	6,505
Total assets	3,918,480	3,237,312
Liabilities and noncontrolling interests in related party
Accounts payable and accrued expenses	5,137	1,374
Securities sold, not yet purchased	394,278	92,668
Securities sold under an agreement to repurchase	29,618	—
Due to brokers	770,205	899,601
Derivative liabilities, at fair value	14,503	16,050
Interest and dividends payable	1,218	386
Total noncontrolling interests in related party (1)	113,626	35,674
Total liabilities and noncontrolling interests in related party	1,328,585	1,045,753
Total net investments managed by Third Point LLC	$2,589,895	$2,191,559
(1) See Note 17 for additional information.
Fair Value Measurements
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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.
Situations may arise when market quotations or valuations provided by external pricing vendors are available but the fair value may not represent current market conditions. In those cases, Third Point LLC may substitute valuations provided by external pricing vendors with multiple broker-dealer quotations.
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of December 31, 2017, securities valued at $234.4 million (December 31, 2016 - $315.3 million), representing 7.6% (December 31, 2016 - 11.9%) of investments in securities and derivative assets, and $2.1 million (December 31, 2016 - $2.0 million), representing 0.5% (December 31, 2016 - 1.8%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
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
As of December 31, 2017, the Company had $83.4 million (December 31, 2016 - $63.2 million) of investments fair valued by the Company’s Investment Manager representing approximately 2.7% (December 31, 2016 - 2.4%) of total investments in securities and derivative assets of which 96.0% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. As a result of the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the value that would have been used had a ready market existed for these investments.The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As of December 31, 2017 and 2016, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	2017		2016
	($ in thousands)
Reperforming loans	$160,354	71.1%	$44,359	17.4%
Subprime RMBS	—	—%	117,152	46.0%
Market place loans	52,584	23.3%	44,143	17.3%
Other (1)	12,561	5.6%	49,198	19.3%
	$225,499	100.0%	$254,852	100.0%
(1) Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and student loans ABS.
As of December 31, 2017, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
In 2015, the Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments. During the year ended December 31, 2017, the Company redeemed $26.7 million (2016 - $0.3 million). The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by the level of the fair value hierarchy. The fair value is estimated based on the Company’s share of the NAV in the Kiskadee Fund, as provided by the investment manager, and was $0.8 million as of December 31, 2017 (December 31, 2016 - $27.7 million). The resulting net gains or losses are reflected in the consolidated statements of income (loss).
As of December 31, 2017, the Company’s investments in Baxter International Inc. and Nestle SA were the only investments in excess of 10% of the Company’s total shareholders’ equity, with fair values of $311.3 million, or 18.7%, and $322.1 million, or 19.4%, respectively.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2017 and 2016:

	December 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$2,200,379	$20,751	$—	$2,221,130
Private common equity securities	—	—	4,794	4,794
Private preferred equity securities	—	—	57,126	57,126
Total equities	2,200,379	20,751	61,920	2,283,050
Asset-backed securities	—	198,191	27,308	225,499
Bank debt	—	14,550	—	14,550
Corporate bonds	—	67,218	9,868	77,086
U.S. Treasury securities	—	249,994	—	249,994
Sovereign debt	—	102,569	—	102,569
Other debt securities	—	4,747	713	5,460
Total debt securities	—	637,269	37,889	675,158
Options	1,973	2,978	—	4,951
Rights and warrants	—	168	435	603
Real estate	—	—	6,831	6,831
Trade claims	—	7,496	—	7,496
Total other investments	1,973	10,642	7,266	19,881
Derivative assets (free standing)	—	73,372	—	73,372
	$2,202,352	$742,034	$107,075	3,051,461
Investments in funds valued at NAV				17,850
Total assets				$3,069,311
Liabilities
Equity securities	$364,215	$—	$—	364,215
Corporate bonds	—	21,699	—	21,699
Options	2,668	5,696	—	8,364
Total securities sold, not yet purchased	366,883	27,395	—	394,278
Derivative liabilities (free standing)	—	12,418	2,085	14,503
Derivative liabilities (embedded)	—	—	171	171
Total liabilities	$366,883	$39,813	$2,256	$408,952

	December 31, 2016
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets	($ in thousands)
Equity securities	$1,450,966	$2,255	$—	$1,453,221
Private common equity securities	—	—	4,799	4,799
Private preferred equity securities	—	—	48,834	48,834
Total equities	1,450,966	2,255	53,633	1,506,854
Asset-backed securities	—	237,224	17,628	254,852
Bank debt	—	48,546	8,350	56,896
Corporate bonds	—	209,025	9,255	218,280
U.S. Treasury securities	—	327,016	—	327,016
Sovereign debt	—	200,913	—	200,913
Total debt securities	—	1,022,724	35,233	1,057,957
Options	343	681	—	1,024
Trade claims	—	9,022	—	9,022
Total other investments	343	9,703	—	10,046
Derivative assets (free standing)	961	26,471	—	27,432
	$1,452,270	$1,061,153	$88,866	2,602,289
Investments in funds valued at NAV				72,655
Total assets				$2,674,944
Liabilities
Equity securities	$71,457	$—	$—	$71,457
Corporate bonds	—	17,683	—	17,683
Options	—	3,528	—	3,528
Total securities sold, not yet purchased	71,457	21,211	—	92,668
Derivative liabilities (free standing)	1,608	13,116	1,326	16,050
Derivative liabilities (embedded)	—	—	92	92
Total liabilities	$73,065	$34,327	$1,418	$108,810
During the years ended December 31, 2017 and 2016, the Company made no significant reclassifications of assets or liabilities between Levels 1 and 2.

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2017 and 2016:

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2017
	($ in thousands)
Assets
Private common equity securities	$4,799	$—	$—	$—	$(5)	$4,794
Private preferred equity securities	48,834	—	4,777	(2,102)	5,617	57,126
Asset-backed securities	17,628	25,836	72,758	(75,666)	(13,248)	27,308
Bank debt	8,350	—	4	(12,009)	3,655	—
Corporate bonds	9,255	—	1,577	(1,001)	37	9,868
Other debt securities	—	—	637	—	76	713
Rights and warrants	—	—	—	—	435	435
Real estate	—	—	6,770	—	61	6,831
Total assets	$88,866	$25,836	$86,523	$(90,778)	$(3,372)	$107,075
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(44)	$(715)	$(2,085)
Derivative liabilities (embedded)	(92)	—	—	—	(79)	(171)
Total liabilities	$(1,418)	$—	$—	$(44)	$(794)	$(2,256)

	January 1, 2016	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses)(1)	December 31, 2016
	($ in thousands)
Assets
Private common equity securities	$4,357	$—	$60	$—	$382	$4,799
Private preferred equity securities	24,178	—	20,574	(60)	4,142	48,834
Asset-backed securities	2,617	17,390	5,433	(3,527)	(4,285)	17,628
Bank debt	7,660	—	3,248	(928)	(1,630)	8,350
Corporate bonds	3,252	—	12,651	(7,288)	640	9,255
Sovereign debt	21	—	—	(20)	(1)	—
Total assets	$42,085	$17,390	$41,966	$(11,823)	$(752)	$88,866
Liabilities
Derivative liabilities (free standing)	$(1,020)	$—	$—	$(306)	$—	$(1,326)
Derivative liabilities (embedded)	(5,563)	—	6,072	(861)	260	(92)
Total liabilities	$(6,583)	$—	$6,072	$(1,167)	$260	$(1,418)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the year ended December 31, 2017 was $(9.5) million (2016 - $1.0 million and 2015 - $(0.2) million).
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

The following table summarizes significant unobservable inputs used in determining the fair value of the Level 3 investments held by the Company.  Level 3 investments not presented in the table below are insignificant or do not have any unobservable inputs to disclose, as they are valued primarily using dealer quotes, or at cost.

December 31, 2017
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Private equity investments	$37,507	Market approach	Volatility	35.0% - 65.0%
			Time to exit	0.5 - 1.8 years
			Multiple	7.8 - 24.4x
Real estate	6,831	Discounted cash flow	Discount rate	9.5%
			Capitalization rate	6.5% - 10.0%
Other debt securities	713	Discounted cash flow	Capitalization rate	10.0%
Rights and warrants	433	Discounted cash flow	Discount rate	13.5%
			Time to exit	5.0 years
		Market approach	Multiple	3.8 - 4.6x

December 31, 2016
Assets	Fair value ($ in thousands)	Valuation technique	Unobservable input	Range
Private equity investments	$47,608	Market approach	Discount	5.0% - 25.0%
			Volatility	40.0% - 60.0%
			Time to exit	0.4 - 2.8 years
			Multiple	2.0 - 3.8x
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
Real estate and other debt securities
The values of the investments are based upon available information concerning the market for real estate property investments and the underlying assets of the other debt investments. The valuation methods include, but are not limited to the following: (1) forecasts of future net cash flows based on the Investment Manager’s analysis of future earnings from the investment plus anticipated net proceeds from the sale, disposition or resolution of the investment; (2) discounted earnings multiples applied to stabilized income or adjusted earnings from the investment; (3) recent sales of comparable investments.
Rights and warrants
The values of the investments are based on the valuation techniques discussed in private equity investments above as they relate to the same underlying securities.
For the years ended December 31, 2017 and 2016, there were no changes in the valuation techniques as they relate to the above.

5. Securities purchased under an agreement to sell, securities sold under an agreement to repurchase and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are generally collateralized by corporate or government bonds or asset-backed securities. As the Company held only repurchase agreements as of December 31, 2017, these positions are not impacted by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the consolidated balance sheets. Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days. The Company may lend securities for securities lending transactions or pledge securities and/or cash for securities borrowed transactions. The value of any securities loaned is reflected in investments in securities.  Any collateral received is reflected in due to brokers in the consolidated balance sheets.
The Company’s repurchase and securities lending agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations.  It is the Company’s policy to monitor and control collateral under such agreements.
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of December 31, 2017 and 2016:

December 31, 2017	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Repurchase agreements
Asset-backed securities	$—	$10,774	$18,844	$—	$29,618

December 31, 2016	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
	($ in thousands)
Securities lending transactions
U.S. Treasury and agency securities	$310	$—	$—	$—	$310

6. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.
As of December 31, 2017 and 2016, the Company’s due from/to brokers were comprised of the following:

	2017	2016
	($ in thousands)
Due from brokers
Cash held at brokers	$295,467	$240,205
Receivable from unsettled trades (1)	9,626	44,386
	$305,093	$284,591
Due to brokers
Borrowing from prime brokers	$759,267	$855,576
Payable from unsettled trades	10,938	44,025
	$770,205	$899,601
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
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from/to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of December 31, 2017, the Company’s borrowing from prime brokers includes a total non-U.S. currency balance of $70.1 million (December 31, 2016 - $22.0 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of December 31, 2017, the Company had $867.6 million (December 31, 2016 - $726.2 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt balances were collateralized by cash held by the broker and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on London Inter-bank Offered Rate. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the consolidated statements of income (loss).
7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of December 31, 2017
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$8,205	$50,593
Total Return Swaps - Long Contracts	EGP	25,245	25,245
Equity Price
Contracts for Differences - Long Contracts	BRL / CHF / EUR / USD	17,298	163,868
Contracts for Differences - Short Contracts	DKK / NOK / SEK / USD	4,384	31,992
Total Return Swaps - Long Contracts	BRL / USD	15,936	96,388
Total Return Swaps - Short Contracts	USD	1	—
Interest Rates
Interest Rate Swaptions	JPY	539	64,950
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	HKD / JPY	1,764	511,937
Total Derivative Assets		$73,372	$944,973

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$1,250	$19,418
Credit Default Swaps - Protection Sold	USD	2,085	2,351
Equity Price
Contracts for Differences - Long Contracts	BRL / EUR / USD	2,200	93,200
Contracts for Differences - Short Contracts	DKK / EUR / USD	776	8,483
Total Return Swaps - Long Contracts	BRL / USD	73	50,858
Total Return Swaps - Short Contracts	USD	1,885	52,657
Interest Rates
Interest Rate Swaptions	JPY	70	64,482
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	BRL / CHF / CNH / EUR / HKD / SAR	6,164	573,498
Total Derivative Liabilities (free standing)		$14,503	$864,947

Embedded derivative liabilities in reinsurance contracts (3)	USD	$171	$20,000
Total Derivative Liabilities (embedded)		$171	$20,000

(1)
BRL = Brazilian Real, CHF = Swiss Franc, CNH = Chinese Yuan, DKK = Danish Krone, EGP = Egyptian Pound, EUR = Euro, HKD = Hong Kong Dollar, JPY = Japanese Yen, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar.

(2)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2017, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheets.

	As of December 31, 2016
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	EUR / USD	$10,905	$84,327
Equity Price
Contracts for Differences - Long Contracts	EUR / GBP	1,765	36,879
Total Return Swaps - Long Contracts	BRL / USD	617	19,140
Total Return Swaps - Short Contracts	JPY	183	8,696
Interest Rates
Interest Rate Swaps	GBP / USD	2,462	195,571
Interest Rate Swaptions	JPY / USD	5,354	424,816
Sovereign Debt Futures - Short Contracts	USD	961	107,591
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CAD / CNH / GBP / MXN	653	47,754
Foreign Currency Options - Purchased	CNH / EUR / HKD / JPY / SAR	4,532	501,465
Total Derivative Assets		$27,432	$1,426,239

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk	($ in thousands)
Credit
Credit Default Swaps - Protection Purchased	USD	$3,286	$43,184
Credit Default Swaps - Protection Sold	USD	1,952	3,943
Equity Price
Contracts for Differences - Long Contracts	GBP	—	67
Contracts for Differences - Short Contracts	EUR / ZAR	1,106	11,424
Total Return Swaps - Long Contracts	USD	1,675	26,800
Total Return Swaps - Short Contracts	JPY / USD	1,302	10,095
Interest Rates
Interest Rate Swaps	GBP	722	59,115
Interest Rate Swaptions	JPY / USD	1,056	417,052
Sovereign Debt Futures - Short Contracts	EUR / GBP	1,608	159,923
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	EUR / JPY / SAR	2,009	214,854
Foreign Currency Options - Sold	CNH / JPY	1,334	363,840
Total Derivative Liabilities (free standing)		$16,050	$1,310,297

Embedded derivative liabilities in reinsurance contracts (3)	USD	$92	$20,000
Total Derivative Liabilities (embedded)		$92	$20,000

(1)
BRL = Brazilian Real, CAD = Canadian Dollar, CNH = Chinese Yuan, EUR = Euro,  GBP = British Pound,  HKD = Hong Kong Dollar, JPY = Japanese Yen, MXN = Mexican Peso, SAR = Saudi Arabian Riyal, USD = US Dollar, ZAR = South African Rand.

(2)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2016, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheets.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the years ended December 31, 2017, 2016 and 2015. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the consolidated statements of income (loss).

	2017		2016		2015
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price	($ in thousands)
Commodities Futures - Long Contracts	$—	$—	$—	$—	$(1,515)	$—
Commodity Future Options - Purchased	—	—	651	—	(286)	285
Commodity Future Options - Sold	—	—	—	—	272	(269)
Credit
Credit Default Swaps - Protection Purchased	(3,462)	(978)	4,311	(6,841)	1,282	4,839
Credit Default Swaps - Protection Sold	605	(720)	(4,009)	4,149	2,071	(2,098)
Total Return Swaps - Long Contracts	72	2,000	—	—	—	—
Equity Price
Contracts for Differences - Long Contracts	58,047	13,334	(4,123)	2,245	(6,101)	660
Contracts for Differences - Short Contracts	2,608	4,715	(253)	(3,579)	8,459	2,418
Total Return Swaps - Long Contracts	16,863	16,923	(6,835)	1,957	1,410	(2,469)
Total Return Swaps - Short Contracts	(15,892)	(765)	(4,812)	(1,198)	(1,395)	45
Index
Index Futures - Long Contracts	—	—	—	—	1,144	—
Interest Rates
Bond Futures - Short Contracts	—	—	—	—	(2,584)	—
Commodity Futures - Short Contracts	—	—	(281)	(52)	(580)	194
Fixed Income Swap - Short Contracts	—	—	(94)	—	—	—
Interest Rate Swaps	(3,104)	(1,740)	205	1,740	119	—
Interest Rate Swaptions	(354)	(2,056)	(340)	869	(771)	(39)
Sovereign Debt Futures - Short Contracts	(7,798)	647	10,519	(647)	—	—
Treasury Futures - Short Contracts	—	—	—	—	(2,734)	280
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(10,470)	(3,048)	(2,747)	(2,261)	21,429	(3,334)
Foreign Currency Options - Purchased	(6,716)	1,164	(2,338)	(2,229)	318	(1,144)
Foreign Currency Options - Sold	2,183	(80)	617	(103)	1,214	316
Reinsurance contract derivatives	—	—	—	—	30	—
	$32,582	$29,396	$(9,529)	$(5,950)	$21,782	$(316)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(79)	$—	$260	$(5)	$362
Embedded derivatives in deposit contracts	—	—	—	—	2,104	—
Total Derivative Liabilities (embedded)	$—	$(79)	$—	$260	$2,099	$362
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. During the year ended December 31, 2017, no termination events were triggered under the ISDA Master Agreements. As of December 31, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $3.6 million (December 31, 2016 - $6.1 million) for which the Company posted collateral in the form of cash of $103.0 million (December 31, 2016 - $48.8 million) in the normal course of business. Similarly, the Company held collateral (approximately $3.2 million) in cash from certain counterparties as of December 31, 2017. If the credit-risk-related contingent features underlying these instruments had been triggered as of December 31, 2017 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.
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
The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of December 31, 2017 and 2016, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2017 Derivative Contracts	Gross Amount (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received	($ in thousands)
Counterparty 1	$167	$167	$—	$—
Counterparty 2	1,343	706	—	637
Counterparty 3	37,313	2,705	—	34,608
Counterparty 4	2,683	2,683	—	—
Counterparty 5	14,798	6,647	—	8,151
Counterparty 6	5,338	9	2,122	3,207
Counterparty 7	1,377	—	1,100	277
Counterparty 8	12,628	2,963	—	9,665
Counterparty 9	703	703	—	—
	$76,350	$16,583	$3,222	$56,545

	Gross Amounts not Offset in the Consolidated Balance Sheet
December 31, 2017 Derivative Contracts	Gross Amount (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged	($ in thousands)
Counterparty 1	$1,340	$167	$1,173	$—
Counterparty 2	706	706	—	—
Counterparty 3	2,705	2,705	—	—
Counterparty 4	3,812	2,683	1,129	—
Counterparty 5	6,647	6,647	—	—
Counterparty 6	9	9	—	—
Counterparty 8	2,963	2,963	—	—
Counterparty 9	1,181	703	478	—
Counterparty 15	836	—	732	104
	$20,199	$16,583	$3,512	$104

Securities sold under an agreement to repurchase
Counterparty 4	$29,618	$29,618	$—	$—
	$29,618	$29,618	$—	$—

(1)
The gross amounts of assets presented in the consolidated balance sheets presented above includes the fair value of derivative contract assets as well as gross OTC option contract assets of $3.0 million included in other investments in the consolidated balance sheets.

(2)
The gross amounts of liabilities presented in the consolidated balance sheets presented above includes the fair value of derivative contract liabilities as well as gross OTC option contract liabilities of $5.7 million included in securities sold, not yet purchased in the consolidated balance sheets.

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

8. Loss and loss adjustment expense reserves
As of December 31, 2017 and 2016, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	2017	2016
	($ in thousands)
Case loss and loss adjustment expense reserves	$115,622	$80,370
Incurred but not reported loss and loss adjustment expense reserves	604,260	522,818
Deferred gains on retroactive reinsurance contracts	688	1,941
	$720,570	$605,129
Reserving methodologies
The Company’s methodology for reserving for its reinsurance contracts and determining its loss and loss adjustment expense reserves, including incurred but not reported reserves, is as follows:
The Company’s actuaries perform an actuarial projection of the Company’s reserves quarterly and have a third-party actuarial review performed periodically. All reserves are estimated on an individual contract basis; there is no aggregation of contracts for projection of ultimate loss or reserves. The Company typically initially reserves individual contracts to the expected loss and loss expense ratio in its pricing analysis. As loss information is received from cedents, the Company incorporates other actuarial methods into its projection of ultimate losses and, hence, reserves.
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
Paid loss development method
This method estimates ultimate losses by calculating past paid loss development factors and applying them to exposure periods with further expected paid loss development. The paid loss development method assumes that losses are paid at a rate consistent with the historical rate of payment. It provides an objective test of reported loss projections because paid losses contain no case reserve estimates. For some lines of business, claim payments are made slowly and it may take many years for claims to be fully reported and settled.
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
There were no significant changes made to the Company’s methodology for calculating loss and loss adjustment reserves for the year ended December 31, 2017.
Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Gross reserves for loss and loss adjustment expenses, beginning of year	$605,129	$466,047	$277,362
Less: loss and loss adjustment expenses recoverable, beginning of year	(1)	(125)	(814)
Net reserves for loss and loss adjustment expenses, beginning of year	605,128	465,922	276,548
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	422,801	372,002	418,521
Prior years	(51,260)	24,976	(2,474)
Amortization of deferred gains on retroactive reinsurance contracts	(1,483)	(1,046)	(856)
Total incurred loss and loss adjustment expenses	370,058	395,932	415,191
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(110,799)	(105,921)	(100,403)
Prior years	(162,447)	(133,241)	(121,665)
Total net paid losses	(273,246)	(239,162)	(222,068)
Foreign currency translation	17,517	(17,564)	(3,749)
Net reserves for loss and loss adjustment expenses, end of year	719,457	605,128	465,922
Plus: loss and loss adjustment expenses recoverable, end of year	1,113	1	125
Gross reserves for loss and loss adjustment expenses, end of year	$720,570	$605,129	$466,047

Changes in the Company’s loss and loss adjustment expense reserves result from re-estimating loss reserves and from changes in premium earnings estimates.  Furthermore, many of the Company’s contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs that vary inversely with loss experience. In some instances, the Company can have loss reserve development on contracts where there is no sliding scale or profit commission or where the loss ratio falls outside of the loss ratio range to which the sliding scale or profit commission applies.
The $52.7 million net favorable development in prior years’ reserves, which includes amortization of deferred gains, for the year ended December 31, 2017 includes $22.3 million of net favorable reserve development related to decreases in loss reserve estimates and $30.4 million decrease in loss reserves resulting from decreases in premium earnings estimates on certain contracts. The net favorable development in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $22.3 million of net favorable prior years’ reserve development for the year ended December 31, 2017 was accompanied by net increases of $19.8 million in acquisition costs, resulting in a $2.5 million improvement in the net underwriting results, primarily due to:

•	$5.8 million of net favorable underwriting loss development relating to several workers’ compensation contracts written from 2012 to 2014, driven by better than expected loss experience;

•	$1.3 million of net favorable underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by

•
$4.6 million of net adverse underwriting loss development relating to non-standard auto contracts, primarily due to the inability of cedents to promptly react to increasing frequency and severity trends, resulting in underpriced business and adverse selection.

•
The $30.4 million net favorable development in loss and loss adjustment expenses incurred resulting from decreases in premium earnings estimates was accompanied by a $21.7 million decrease in acquisition costs, for a total of $52.1 million decrease in loss and loss adjustment expenses incurred and acquisition costs. The decrease in loss and loss adjustment expenses incurred and acquisition costs was due to a decrease in prior period earned premium of $50.0 million. The decrease in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was an improvement of $2.1 million to the net underwriting results for the year ended December 31, 2017.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in an improvement of $4.6 million in the net underwriting results for the year ended December 31, 2017.

The $23.9 million increase in prior years’ reserves, which includes amortization of deferred gains, for the year ended December 31, 2016 includes $10.5 million of net adverse reserve development related to re-estimating loss reserves and $13.4 million of additional loss reserves resulting from increases in premium earnings estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

•
The $13.4 million increase in loss and loss adjustment expenses incurred related to the increase in premium earnings estimates on certain contracts was accompanied by a $6.4 million increase in acquisition costs, for a total of $19.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $19.5 million, resulting in a $0.3 million increase to the net underwriting loss for the year ended December 31, 2016.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates was an increase in net underwriting loss of $12.8 million for the year ended December 31, 2016.

The $3.3 million net favorable development in prior years’ reserves, which includes amortization of deferred gains, for the year ended December 31, 2015 includes $5.4 million of net favorable reserve development related to re-estimating loss reserves and $2.1 million of additional loss reserves resulting from increases in premium earnings estimates on certain contracts. The net favorable reserve development as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

•
The $2.1 million increase in loss and loss adjustment expenses incurred related to the increase in premium estimates on certain contracts was accompanied by similar changes in the net premiums earned and acquisition costs for those contracts, resulting in a net decrease of $0.3 million in net underwriting loss for the year ended December 31, 2015.

•
In total, loss reserve development related to re-estimating loss reserves and increases in premium earnings estimates for prior years resulted in an increase of $7.5 million in net underwriting loss for the year ended December 31, 2015.

The net paid losses included $24.8 million, $1.0 million and $79.1 million of paid losses related to contracts that were commuted during the years ended December 31, 2017, 2016 and 2015, respectively.
Incurred and paid development tables by accident year
The Company manages its business on the basis of one operating segment, property and casualty reinsurance. The Company has disaggregated its loss information presented in the tables below by prospective and retroactive reinsurance. For its prospective reinsurance business, the Company further disaggregated by the different lines of business included in this segment. The Company’s retroactive reinsurance contracts have been presented by year of inception. The Company’s retroactive reinsurance contracts within each inception year share similar characteristics and as a result, have not been disaggregated further. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2017. All accident years prior to the current year have been restated and presented using the current year exchange rate.
The Company’s loss reserve analysis is based primarily on underwriting year data. The preparation of accident year development tables requires an allocation of underwriting year data to the corresponding accident years. For instance, a contract written in one particular underwriting year may have exposure to losses from two or more accident years. These allocations are done using accident year loss payment and reporting patterns, along with premium earnings patterns. These patterns are derived from either company-specific or industry historical loss data, depending on availability and applicability. The Company believes that its allocations are reasonable; however, to the extent that the Company’s allocation procedure for loss and loss adjustment expenses incurred differs from actual historical development, the actual loss development may differ materially from the loss development presented.

As described in the roll forward of loss and loss adjustment expense reserves section above, changes in the Company’s loss and loss adjustment expense reserves result from both re-estimating loss reserves as well as changes in premium estimates. In addition, many of the Company’s contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs. See additional disclosure above on the net impact on underwriting income after considering the impact of changes in premium estimates and the impact of acquisition costs for the years ended December 31, 2017, 2016 and 2015.
Property and Casualty Reinsurance - Prospective Reinsurance Contracts
The following tables provide a breakdown of the Company’s loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid by accident year by line of business for the Company’s prospective reinsurance contracts for the years ended December 31, 2017 and 2016. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2016 is presented as supplementary information and is unaudited:
Property

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$10,917	$8,672	$9,375	$9,353	$9,416	$9,472	$31
2013	—	27,765	24,980	25,766	25,882	25,785	101
2014	—	—	40,256	40,920	41,336	44,627	640
2015	—	—	—	50,330	52,533	54,635	3,706
2016	—	—	—	—	45,415	43,038	7,579
2017	—	—	—	—	—	41,237	12,153
Total						$218,794	$24,210

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$4,656	$8,381	$9,075	$9,186	$9,352	$9,400
2013	—	14,635	22,229	24,023	25,167	25,406
2014	—	—	19,420	34,381	38,448	42,775
2015	—	—	—	22,706	43,382	48,360
2016	—	—	—	—	21,593	31,871
2017	—	—	—	—	—	24,713
Total						$182,525

Property - net reserves for loss and loss adjustment expenses, end of year						$36,269

Workers’ Compensation

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$4,037	$4,534	$5,066	$5,596	$5,715	$5,720	$78
2013	—	27,449	28,616	33,365	33,449	33,252	2,107
2014	—	—	40,247	46,568	47,200	43,470	6,698
2015	—	—	—	35,749	37,138	34,800	10,077
2016	—	—	—	—	40,433	39,205	15,461
2017	—	—	—	—	—	41,075	27,972
Total						$197,522	$62,393

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$93	$624	$3,017	$4,280	$4,969	$4,796
2013	—	2,587	9,142	16,840	22,826	26,956
2014	—	—	4,073	15,947	24,280	29,573
2015	—	—	—	2,669	10,755	17,001
2016	—	—	—	—	3,985	13,236
2017	—	—	—	—	—	4,586
Total						$96,148

Workers’ Compensation - net reserves for loss and loss adjustment expenses, end of year						$101,374
Auto

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$13,247	$12,264	$11,777	$11,534	$11,433	$11,333	$10
2013	—	20,830	19,990	19,472	19,338	19,482	61
2014	—	—	104,896	103,473	103,568	103,661	347
2015	—	—	—	82,677	88,705	89,550	1,109
2016	—	—	—	—	77,785	85,903	3,226
2017	—	—	—	—	—	48,758	16,932
Total						$358,687	$21,685

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$5,619	$9,989	$11,387	$11,450	$11,382	$11,318
2013	—	8,673	17,244	18,686	19,066	19,363
2014	—	—	45,766	97,651	101,626	102,868
2015	—	—	—	42,451	80,765	86,100
2016	—	—	—	—	38,059	77,511
2017	—	—	—	—	—	23,546
Total						$320,706

Auto - net reserves for loss and loss adjustment expenses, end of year						$37,981

Other Casualty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—
2014	—	—	5,480	7,519	7,316	4,903	1,644
2015	—	—	—	45,558	48,315	33,396	16,381
2016	—	—	—	—	63,082	52,118	36,975
2017	—	—	—	—	—	70,183	66,396
Total						$160,600	$121,396

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—
2014	—	—	16	340	1,390	2,226
2015	—	—	—	310	3,612	9,053
2016	—	—	—	—	621	6,165
2017	—	—	—	—	—	1,418
Total						$18,862

Other Casualty - net reserves for loss and loss adjustment expenses, end of year						$141,738

Credit & Financial Lines

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—
2013	—	364	408	113	107	99	22
2014	—	—	5,846	2,653	2,427	2,204	859
2015	—	—	—	5,245	5,044	4,758	1,834
2016	—	—	—	—	10,743	10,729	6,478
2017	—	—	—	—	—	13,768	11,960
Total						$31,558	$21,153

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$—	$—	$—	$—	$—	$—
2013	—	—	11	66	74	78
2014	—	—	42	784	1,038	1,318
2015	—	—	—	402	1,128	2,045
2016	—	—	—	—	1,013	2,326
2017	—	—	—	—	—	1,100
Total						$6,867

Credit & Financial Lines - net reserves for loss and loss adjustment expenses, end of year						$24,691

Multi-line

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—
2013	—	23,282	4,272	4,564	4,564	4,564	—
2014	—	—	41,188	34,570	37,738	35,489	16,338
2015	—	—	—	86,605	100,023	107,837	30,203
2016	—	—	—	—	132,050	121,723	37,665
2017	—	—	—	—	—	101,037	39,451
Total						$370,650	$123,657

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$—	$—	$—	$—	$—	$—
2013	—	—	1,243	4,563	4,563	4,563
2014	—	—	1,245	14,289	19,476	18,969
2015	—	—	—	30,914	58,792	74,646
2016	—	—	—	—	39,413	76,791
2017	—	—	—	—	—	54,216
Total						$229,185

Multi-line - net reserves for loss and loss adjustment expenses, end of year						$141,465
Other Specialty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$52,105	$49,942	$50,055	$50,055	$50,065	$50,104	$1
2013	—	2,308	24,274	23,450	23,138	23,135	1
2014	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	4,033	4,029
Total						$77,272	$4,031

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017
	($ in thousands)
	<----------------------------------------- Unaudited ----------------------------------------->
2012	$2,666	$48,455	$50,024	$50,025	$50,067	$50,103
2013	—	—	22,232	23,138	23,134	23,135
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
2017	—	—	—	—	—	4
Total						$73,242

Other Specialty - net reserves for loss and loss adjustment expenses, end of year						$4,030

Property and Casualty Reinsurance - Retroactive Reinsurance Contracts
The Company writes reinsurance contracts that provide limited protection against adverse development on loss originating from multiple accident years. The Company has other retroactive exposure within contracts that provide primarily prospective coverage. These contracts are included in the prospective reinsurance tables above. These contracts are typically part of prospective reinsurance contracts with a small portion of retroactive exposure resulting from the delay between the dates when the relevant contract was bound and the dates on which each incepted. The information below includes loss and loss adjustment expenses incurred, net and loss and loss adjustment expenses paid, net, by accident year for the Company's retroactive reinsurance contracts presented by year of inception of the retroactive reinsurance contracts.
The Company's estimate for loss and loss adjustment expenses incurred, net, at inception of all retroactive reinsurance contracts entered into to date was the same when the contract incepted and at the relevant year end position. As a result, there was no development in the year of inception for any of the Company's retroactive reinsurance contracts written to date. In addition, there were no loss and loss adjustment expenses paid, net, at inception of the Company's retroactive reinsurance contracts. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2016 is presented as supplementary information and is unaudited.
Contracts incepting in the year ended December 31, 2012
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2012.

Contracts incepting in the year ended December 31, 2013

Loss and loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	IBNR loss and LAE reserves, net

	($ in thousands)
	<------------------------------ Unaudited ------------------------------>
2008	$—	$—	$—	$—	$—	$—
2009	—	—	—	—	—	—
2010	914	704	704	704	704	—
2011	5,419	4,173	4,173	4,173	4,173	—
2012	10,197	7,853	7,853	7,853	7,853	—
2013	4,908	3,779	3,779	3,779	3,779	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
Total					$16,509	$—

Cumulative net loss and loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017
	($ in thousands)
	<------------------------------ Unaudited ------------------------------>
2008	$—	$—	$—	$—	$—
2009	—	—	—	—	—
2010	—	279	704	704	704
2011	—	1,654	4,173	4,173	4,173
2012	—	3,113	7,853	7,853	7,853
2013	—	1,498	3,779	3,779	3,779
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	—	—	—	—	—
2017	—	—	—	—	—
Total					$16,509
Net reserves for loss and loss adjustment expenses from 2008 to 2017					—
Net reserves for loss and loss adjustment expenses prior to 2008					12,402
Contracts incepting in the year ended December 31, 2013 - net reserves for loss and loss adjustment expenses, end of year					$12,402

Contracts incepting in the year ended December 31, 2014

Loss and loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	IBNR loss and LAE reserves, net

	($ in thousands)
	<-------------------- Unaudited -------------------->
2008	$281	$—	$—	$—	$—
2009	382	—	—	—	—
2010	444	—	—	—	—
2011	4,184	3,411	3,025	3,231	3,231
2012	12,002	10,658	9,451	10,094	10,094
2013	18,640	16,715	14,822	15,831	15,831
2014	10,548	9,469	8,396	8,968	8,968
2015	—	—	—	—	—
2016	—	—	—	—	—
2017	—	—	—	—	—
Total				$38,124	$38,124

Cumulative net loss and loss adjustment expenses paid
Accident year	2014	2015	2016	2017
	($ in thousands)
	<-------------------- Unaudited -------------------->
2008	$—	$—	$—	$—
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016	—	—	—	—
2017	—	—	—	—
Total				$—
Net reserves for loss and loss adjustment expenses from 2008 to 2017				38,124
Net reserves for loss and loss adjustment expenses prior to 2008				—
Contracts incepting in the year ended December 31, 2014 - net reserves for loss and loss adjustment expenses, end of year				$38,124

Contracts incepting in the year ended December 31, 2015

Loss and loss adjustment expenses incurred, net
Accident year	2015	2016	2017	IBNR loss and LAE reserves, net

	($ in thousands)
	<--------- Unaudited --------->
2008	$2,010	$2,010	$1,385	$1,385
2009	2,510	2,510	1,729	1,729
2010	24,750	24,750	19,100	19,100
2011	21,238	21,238	16,350	16,350
2012	15,917	15,917	12,223	12,223
2013	13,616	13,616	10,400	10,400
2014	15,802	15,802	12,095	12,095
2015	2,596	2,596	1,788	1,788
2016	—	—	—	—
2017	—	—	—	—
Total			$75,070	$75,070

Cumulative net loss and loss adjustment expenses paid
Accident year	2015	2016	2017
	($ in thousands)
	<--------- Unaudited --------->
2008	$—	$—	$—
2009	—	—	—
2010	—	—	—
2011	—	—	—
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
Total			$—
Net reserves for loss and loss adjustment expenses from 2008 to 2017			75,070
Net reserves for loss and loss adjustment expenses prior to 2008			328
Contracts incepting in the year ended December 31, 2015 - net reserves for loss and loss adjustment expenses, end of year			$75,398

Contracts incepting in the year ended December 31, 2016
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2016.
Contracts incepting in the year ended December 31, 2017

Loss and loss adjustment expenses incurred, net
Accident year	2017	IBNR loss and LAE reserves, net

	($ in thousands)
2008	$183	$183
2009	317	317
2010	445	445
2011	1,678	1,678
2012	2,227	2,227
2013	3,425	3,425
2014	9,788	9,788
2015	12,865	12,865
2016	24,375	24,375
2017	49,994	49,994
Total	$105,297	$105,297

Cumulative net loss and loss adjustment expenses paid
Accident year	2017
	($ in thousands)
2008	$—
2009	—
2010	—
2011	—
2012	—
2013	—
2014	—
2015	—
2016	—
2017	—
Total	$—
Net reserves for loss and loss adjustment expenses from 2008 to 2017	105,297
Net reserves for loss and loss adjustment expenses prior to 2008	—
Contracts incepting in the year ended December 31, 2017 - net reserves for loss and loss adjustment expenses, end of year	$105,297

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss expense reserves as of December 31, 2017:

2017
($ in thousands)
Prospective reinsurance contracts
Property	$36,269
Workers’ Compensation	101,374
Auto	37,981
Other Casualty	141,738
Credit & Financial Lines	24,691
Multi-line	141,465
Other Specialty	4,030
Retroactive reinsurance contracts
Contracts incepting in the year ended December 31, 2012	—
Contracts incepting in the year ended December 31, 2013	12,402
Contracts incepting in the year ended December 31, 2014	38,124
Contracts incepting in the year ended December 31, 2015	75,398
Contracts incepting in the year ended December 31, 2016	—
Contracts incepting in the year ended December 31, 2017	105,297
Net reserves for loss and loss adjustment expenses, end of year	718,769

Loss and loss adjustment expenses recoverable
Property	1,113

Deferred gains on retroactive reinsurance contracts	688
Gross reserves for loss and loss adjustment expenses, end of year	$720,570
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

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2017:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
	(Unaudited)
Prospective reinsurance contracts
Property	50.2%	32.8%	8.1%	5.1%	1.3%	0.5%
Workers’ Compensation	8.0%	20.6%	25.5%	17.4%	12.2%	(3.0)%
Auto	46.4%	44.3%	7.4%	1.2%	0.5%	(0.6)%
Other Casualty	1.1%	9.0%	18.9%	17.0%	n/a	n/a
Credit & Financial Lines	5.6%	18.0%	28.8%	10.6%	3.9%	n/a
Multi-line	23.6%	30.1%	34.0%	(0.7)%	—%	n/a
Other Specialty	1.8%	93.7%	3.5%	—%	—%	0.1%
Retroactive reinsurance contracts
Contracts incepting in the year ended December 31, 2012	n/a	n/a	n/a	n/a	n/a	n/a
Contracts incepting in the year ended December 31, 2013	4.3%	23.5%	31.2%	4.6%	3.4%	n/a
Contracts incepting in the year ended December 31, 2014	—%	—%	—%	—%	n/a	n/a
Contracts incepting in the year ended December 31, 2015	—%	—%	—%	n/a	n/a	n/a
Contracts incepting in the year ended December 31, 2016	n/a	n/a	n/a	n/a	n/a	n/a
Contracts incepting in the year ended December 31, 2017	—%	n/a	n/a	n/a	n/a	n/a
The Company was incorporated on October 6, 2011, commenced underwriting operations in January 2012 and predominantly writes a mix of personal and commercial lines. As a result, the Company has limited historical data and is unable to present a full cycle of claim payments.
9. Management, performance and founders fees
Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA are parties to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, TP GP receives a performance fee allocation equal to 20% of the net investment income of the applicable company’s share of the investment assets managed by Third Point LLC. The performance fee accrued on net investment income is included in liabilities as a performance fee payable to related party during the period, unless funds are redeemed from the Joint Venture accounts, in which case, the proportionate share of performance fee, as described in Note 17, associated with the redemption is earned and allocated to noncontrolling interests in related party. At the end of each year, the remaining portion of the performance fee payable that has not been included in noncontrolling interests in related party through redemptions is earned and then allocated to TP GP’s capital account in accordance with the Investment Agreements.
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
Additionally, Third Point LLC is entitled to receive management fees, which are paid monthly. Pursuant to the Investment Agreements, a total management fee of 1.5%, (2.0% up to December 22, 2016), of net investments managed by Third Point LLC was paid to Third Point LLC and certain founding investors.

For the years ended December 31, 2017, 2016 and 2015, management and performance fees to related parties are as follows:

	2017	2016	2015
	($ in thousands)
Management fees - Third Point LLC	$36,733	$7,110	$6,362
Management fees - Founders (1)	—	35,321	36,053
Performance fees - Third Point Advisors LLC (before loss carryforward)	93,978	17,276	7,061
Performance fees - loss carryforward	—	—	(6,199)
	$130,711	$59,707	$43,277
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, received a share of the management fees in proportion to their initial investments in Third Point Re until December 22, 2016.
As of December 31, 2017, $94.0 million (December 31, 2016 - $17.3 million) related to performance fees earned by TP GP were included in noncontrolling interests in related party. See Note 17 for additional information.
10. Deposit accounted contracts
The following table represents activity in the deposit contacts for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Balance, beginning of year	$104,905	$83,955	$145,430
Consideration received	22,658	22,463	21,246
Consideration receivable	2,080	—	—
Net investment expense (income) allocation	2,800	(164)	2,207
Payments	(3,545)	(915)	(84,928)
Foreign currency translation	235	(434)	—
Balance, end of year	$129,133	$104,905	$83,955
11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of December 31, 2017, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of December 31, 2017, the Company had capitalized $1.3 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the consolidated balance sheets. As of December 31, 2017, the Notes had an estimated fair value of $116.7 million (December 31, 2016 - $103.4 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of December 31, 2017 and 2016.
Letters of credit
As of December 31, 2017, the Company had entered into the following letter of credit facilities:

	Facility (1)	Utilized	Collateral
December 31, 2017	($ in thousands)
Citibank	300,000	163,262	163,262
Lloyds Bank	125,000	87,225	87,225
	$425,000	$250,487	$250,487

(1)	During the year ended December 31, 2017, the BNP Paribas facility of $50.0 million with Third Point Re USA and the J.P. Morgan facility of and $50.0 million with Third Point Re BDA were not renewed.
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.

12. Net investment income (loss)
Net investment income (loss) for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
Net investment income (loss) by type	($ in thousands)
Net realized gains on investments and investment derivatives	$225,016	$33,505	$14,398
Net unrealized gains (losses) on investments and investment derivatives	255,194	70,290	(34,181)
Net gains (losses) on foreign currencies	6,441	(2,557)	933
Dividend and interest income	65,896	77,160	45,103
Dividends paid on securities sold, not yet purchased	(5,724)	(1,977)	(1,279)
Other expenses	(24,073)	(19,422)	(11,305)
Net gain (loss) on investment in Kiskadee Fund	(86)	1,533	1,465
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	—	69
Net investment income before management and performance fees to related parties	522,664	158,532	15,203
Management and performance fees to related parties	(130,711)	(59,707)	(43,277)
Net investment income (loss)	$391,953	$98,825	$(28,074)

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
Net investment income (loss) by asset type	($ in thousands)
Equity securities	$467,527	$78,955	$(37,689)
Private common equity securities	(6)	333	(3,511)
Private preferred equity securities	5,764	4,146	5,187
Total equities	473,285	83,434	(36,013)
Asset-backed securities	12,571	1,166	61,730
Bank debt	8,868	6,887	184
Corporate bonds	6,462	115,568	(45,590)
Municipal bonds	—	—	(139)
U.S. Treasury securities	2,366	2,605	(1,876)
Sovereign debt	21,553	8,267	21,142
Other debt securities	2,546	—	—
Total debt securities	54,366	134,493	35,451
Options	(33,510)	(28,426)	(29,062)
Rights and warrants	169	(370)	(1,679)
Real estate	502	—	—
Trade claims	(89)	116	249
Total other investments	(32,928)	(28,680)	(30,492)
Net investment income in funds valued at NAV	10,309	1,330	(5,424)
Total net investment income from invested assets	505,032	190,577	(36,478)
Net investment income (loss) by liability type
Equity securities	(35,643)	(11,725)	(4,098)
Sovereign debt	—	(382)	1,967
Corporate bonds	(1,725)	(4,195)	9,806
Options	(2,907)	11,272	25,411
Total net investment income (loss) from securities sold, not yet purchased	(40,275)	(5,030)	33,086
Other investment income (losses) and other expenses not presented above
Other investment expenses	(5,103)	(6,068)	(5,486)
Net investment income (loss) on derivative contracts	61,978	(15,479)	21,437
Net investment income (loss) on cash, including foreign exchange gain (loss)	(1,454)	(10,173)	120
Net investment losses on securities purchased under an agreement to sell and securities sold under and agreement to repurchase	(87)	(1,970)	(2,373)
Withholding taxes reclassified to income tax expense	2,573	6,675	4,828
Net investment income related to Catastrophe Reinsurer and Catastrophe Fund	—	—	69
Total other investment income (losses) and other expenses	57,907	(27,015)	18,595
Net investment income before management and performance fees to related parties	522,664	158,532	15,203
Management and performance fees to related parties	(130,711)	(59,707)	(43,277)
Net investment income (loss)	$391,953	$98,825	$(28,074)

13. Other expenses
Other expenses for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
	($ in thousands)
Investment expense (income) and change in fair value of embedded derivatives in deposit liabilities	$2,800	$(164)	$2,207
Investment expense and change in fair value of embedded derivatives in reinsurance contracts	9,874	8,551	6,407
	$12,674	$8,387	$8,614

14. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. Our non-U.S. subsidiaries would become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (4) creating a new limitation on deductible interest expense; and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
As a result of the change in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, the Company has recorded a decrease related to deferred tax assets and deferred tax liabilities of $6.0 million and $6.8 million, respectively, with a corresponding net adjustment decreasing deferred income tax expense by $0.8 million for the year ended December 31, 2017. Although the Company believes that it has accounted for the most significant tax effects of the Tax Act, there may be further changes that could impact the Company’s calculations of certain deferred tax amounts. For example, the Company has not fully incorporated the revisions to the discounting rules for loss reserves into its calculation of this deferred tax asset. The Company does not anticipate material changes to its effective tax rate as a result of the other changes included in the Tax Act.
The Company also has subsidiaries in the United Kingdom, TPRUK and Third Point Re UK, which are subject to applicable taxes in that jurisdiction.
The Company is subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of December 31, 2017, the Company has accrued $1.9 million (December 31, 2016 - $1.6 million) for uncertain tax positions.
For the years ended December 31, 2017, 2016 and 2015, the Company recorded income tax expense (benefit), as follows:

	2017	2016	2015
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$9,248	$(1,232)	$(6,633)
Change in uncertain tax positions	155	147	(1,100)
Withholding taxes on certain investment transactions	2,573	6,678	4,828
	$11,976	$5,593	$(2,905)

The following is a summary of the Company’s income (loss) before income tax expense (benefit) by jurisdiction for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Bermuda	$266,497	$38,243	$(71,416)
United States	27,172	(3,687)	(18,981)
United Kingdom	78	(87)	53
Income (loss) before income tax expense (benefit)	$293,747	$34,469	$(90,344)
The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0% and 19.25% have been used for Bermuda, the United States and the United Kingdom, respectively. As of December 31, 2017, the Company has income tax returns open for examination in the United States for the tax years 2015 and 2016.
The following table presents a reconciliation of expected income taxes to income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Bermuda (expected tax expense at 0%)	$—	$—	$—
Foreign taxes at local expected rates:
United States	9,510	(1,290)	(6,644)
United Kingdom	15	(17)	11
Withholding taxes on certain investment transactions	2,573	6,678	4,828
Change in uncertain tax positions	155	147	(1,100)
Non-deductible expenses and other	(277)	75	—
Income tax expense (benefit)	$11,976	$5,593	$(2,905)
The following table presents the Company’s current and deferred incomes taxes for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Current tax expense	$2,824	$6,825	$3,728
Deferred tax expense (benefit)	9,152	(1,232)	(6,633)
Income tax expense (benefit)	$11,976	$5,593	$(2,905)

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Deferred tax assets:
Discounting of loss and loss adjustment expense reserves	$330	$451	$119
Unearned premiums	1,634	2,486	2,329
Temporary differences in recognition of expenses	138	1,134	573
Net operating and capital loss carryforwards	7,048	13,326	7,839
Total deferred tax assets	9,150	17,397	10,860

Deferred tax liabilities:
Deferred acquisition costs	7,798	4,079	3,515
Unrealized gains on investments	2,435	5,438	712
Total deferred tax liabilities	10,233	9,517	4,227
Net deferred tax asset (liability)	$(1,083)	$7,880	$6,633
The deferred tax assets and liabilities as of December 31, 2017 were primarily related to U.S. income tax. To evaluate the recoverability of the deferred tax assets, the Company considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize future tax benefits. The Company believes that it is more likely than not that it will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was recorded as of December 31, 2017 and 2016. As of December 31, 2017, deferred tax assets include $26.1 million net operating loss related to the Company’s U.S. subsidiaries that can be carried forward for twenty years and part of which will begin to expire in 2035.
15. Share capital
The following tables are a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the years ended December 31, 2017 and 2016:

Common shares	2017	2016
Common shares issued, beginning of year	106,501,299	105,479,341
Options exercised	150,802	514,059
Restricted shares granted, net of forfeitures	(35,011)	47,712
Performance restricted shares granted, net of forfeitures	610,257	460,187
Common shares issued, end of year	107,227,347	106,501,299
Treasury shares, end of year	(3,944,920)	(644,768)
Common shares outstanding, end of year	103,282,427	105,856,531
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
During the year ended December 31, 2017, the Company repurchased 3,300,152 (December 31, 2016 - 644,768) of its common shares in the open market for an aggregate cost of $40.9 million (December 31, 2016 - $7.4 million) at a weighted average cost, including commissions, of $12.38 (December 31, 2016 - $11.46) per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of December 31, 2017, the Company is authorized to repurchase up to an aggregate of $51.7 million of additional common shares under its share repurchase program.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2017:

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
16. Share-based compensation
On July 15, 2013, the Third Point Re 2013 Omnibus Incentive Plan (“Omnibus Plan”) was approved by the Board of Directors and subsequently on August 2, 2013 by the Shareholders of the Company. An aggregate of 21,627,906 common shares were made available under the Omnibus Plan. This number of shares includes the shares available under the Third Point Re Share Incentive Plan (“Share Incentive Plan”). Awards under the Omnibus Plan may be made in the form of performance awards, restricted shares, restricted share units, share options, share appreciation rights and other share-based awards.
As of December 31, 2017, 9,330,000 (December 31, 2016 - 9,418,538) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The following table provides the total share-based compensation expense included in general and administrative expenses during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Management and director options	$648	$6,054	$6,264
Restricted shares with service condition(1)	(331)	1,365	1,953
Restricted shares with service and performance condition	3,282	1,519	2,654
	$3,599	$8,938	$10,871

(1)	Net of forfeitures of $0.9 million in the year ended December 31, 2017 (December 31, 2016 - $nil and December 31, 2015 - $0.7m)

As of December 31, 2017, the Company had $5.8 million (December 31, 2016 - $4.6 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.5 years (December 31, 2016 - 1.4 years).
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
The management and director options activity for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Number of options	Weighted average exercise price
Balances as of January 1, 2015	10,990,841	$13.41
Forfeited	(306,976)	14.36
Exercised	(433,279)	10.00
Balances as of January 1, 2016	10,250,586	13.52
Forfeited	(139,534)	18.00
Exercised	(514,059)	10.00
Balances as of January 1, 2017	9,596,993	13.64
Forfeited	(558,138)	18.00
Exercised	(150,802)	10.00
Balances as of December 31, 2017	8,888,053	$13.43
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no share options granted in the years ended December 31, 2017 and 2016. As of December 31, 2017, the weighted average remaining contractual term for options outstanding and exercisable was 4.2 years and 4.1 years, respectively (2016 - 4.9 years and 4.8 years, respectively).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2017:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,123,532	$10.04	4.1 years	5,081,671	$10.03
$15.05 - $16.89	1,917,145	$15.93	4.3 years	1,861,332	$15.94
$20.00 - $25.05	1,847,376	$20.26	4.2 years	1,805,518	$20.22
	8,888,053	$13.43	4.2 years	8,748,521	$13.39
The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2017 was $23.6 million and $23.4 million, respectively (2016 - $8.0 million and $7.1 million, respectively). For the year ended December 31, 2017, the Company received proceeds of $1.5 million (2016 - $5.1 million) from the exercise of options.
Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the restricted shares with only a service condition for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2015	616,114	$10.10
Granted	118,120	13.06
Forfeited	(7,267)	13.76
Vested	(425,924)	10.37
Balance as of January 1, 2016	301,043	11.12
Granted	47,712	11.37
Vested	(47,712)	11.37
Balance as of January 1, 2017	301,043	11.12
Granted	36,418	12.15
Forfeited	(71,429)	14.00
Vested	(247,823)	10.36
Balance as of December 31, 2017	18,209	$12.15
For the year ended December 31, 2017, the Company issued 36,418 (2016 - 47,712 and 2015 - 46,691) to directors and no (2016 - nil and 2015 - 71,429) restricted shares to employees. The restricted shares issued to employees in 2015 had an original vesting period of three years from the date of issuance, however, as a result of the grantee’s departure from the Company, these shares were forfeited in the year ended December 31, 2017. The restricted shares issued to directors in 2017 vest quarterly on July 31, 2017, October 31, 2017, January 31, 2018 and April 30, 2018. The restricted shares issued in 2016 and 2015 to directors vested on December 31, 2016 and 2015, respectively.
Restricted shares with service and performance condition
Beginning in December 2014, the Company granted on an annual basis performance-based restricted shares to certain employees pursuant to the Omnibus Plan. Performance-based restricted shares vest based on continued service and the achievement of certain financial performance measures over a three-year measurement period. The number of performance-based restricted shares that will be retained upon vesting will vary based on the level of achievement of the performance goals. The formula for determining the amount of shares that will vest is based on underwriting performance of the property and casualty reinsurance segment including underwriting income and the amount of float generated, as defined in the relevant award agreements.

Restricted share award activity for the restricted shares with a service and performance condition for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2015	459,746	306,496	$14.60
Granted	514,276	342,846	14.00
Forfeited	(52,469)	(34,980)	14.29
Change in estimated restricted shares considered probable of vesting	n/a	(78,128)	14.60
Balance as of January 1, 2016	921,553	536,234	14.24
Granted	653,958	435,974	11.40
Forfeited	(193,771)	(119,009)	13.16
Change in estimated restricted shares considered probable of vesting	n/a	(275,713)	13.06
Balance as of January 1, 2017	1,381,740	577,486	12.91
Granted	935,825	623,882	12.66
Forfeited	(325,568)	(45,617)	12.57
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(131,930)	12.17
Balance as of December 31, 2017	1,855,379	887,203	$12.60
Defined contribution retirement plans
The Company's employees are eligible for retirement benefits through defined contribution retirement plans. The Company and employees contribute an amount equal to a specified percentage of each employee's salary. Expenses related to the defined contribution plans were $0.8 million for each of the years ended December 31, 2017, 2016 and 2015.
17. Noncontrolling interests in related party
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company.
Income (loss) attributable to noncontrolling interests in related party for the years ended December 31, 2017, 2016 and 2015 was:

	2017	2016	2015
	($ in thousands)
Catastrophe Fund and Catastrophe Fund Manager	$—	$—	$(102)
Joint Venture - Third Point Advisors LLC share	3,973	1,241	53
	$3,973	$1,241	$(49)
Third Point Reinsurance Opportunities Fund Ltd. and Third Point Re Cat Ltd.
As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund.
For the year ended December 31, 2015, the Catastrophe Fund distributed $119.4 million (Third Point Re BDA’s share - $59.4 million) resulting in a distribution of noncontrolling interests for the Catastrophe Fund of $60.0 million for the year ended December 31, 2015.
Investment in Joint Ventures
The joint ventures created through the Investment Agreements (Note 9) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the consolidated balance sheets.
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
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the years ended December 31, 2017 and 2016 (See Note 2 for additional information on changes in the presentation of noncontrolling interests):

	Redeemable noncontrolling interests in related party		Noncontrolling interests in related party		Total noncontrolling interests in related party
	2017	2016	2017	2016	2017	2016
	($ in thousands)
Balance, beginning of period	$—	$—	$35,674	$16,157	$35,674	$16,157
Changes in capital account allocation	108,219	—	(30,267)	19,517	77,952	19,517
Balance, end of period	$108,219	$—	$5,407	$35,674	$113,626	$35,674
In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA:

	Third Point Re BDA		Third Point Re USA		Total
	2017	2016	2017	2016	2017	2016
	($ in thousands)
Balance, beginning of period	$30,358	$14,152	$5,316	$2,005	$35,674	$16,157
Net income attributable to total noncontrolling interests in related party	3,167	1,073	806	168	3,973	1,241
Contributions (1)	82,093	15,133	11,885	3,143	93,978	18,276
Redemptions	(17,999)	—	(2,000)	—	(19,999)	—
Balance, end of period	$97,619	$30,358	$16,007	$5,316	$113,626	$35,674
(1) Contributions include performance fees earned during the period. See Note 9 for additional information.
Non-Consolidated variable interest entities
The Company invests in limited partnerships and other investment vehicles as part of its overall investment strategy.  Some of these entities are affiliated with our investment manager, Third Point LLC. The activities of these variable interest entities are generally limited to holding investments and the Company’s involvement in these entities is passive in nature. The Company does not have the power to direct the activities which most significantly impact the variable interest entities economic performance and therefore, the Company is not the primary beneficiary of these variable interest entities.
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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of December 31, 2017, the Company held a 15.6% (December 31, 2016 - 13.8%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the consolidated balance sheets. The Company records changes in the fair value of this investment in the consolidated statements of income (loss).
As of December 31, 2017, the estimated fair value of the investment in the limited partnership was $0.6 million (December 31, 2016 - $37.6 million). The Company received net distributions of $39.6 million from the Cayman HoldCo during the year ended December 31, 2017 due to the disposition of underlying investments (2016 - $35.5 million net contributions). The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
Third Point Hellenic Recovery US Feeder Fund, L.P.
The Company is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
The Company has committed to invest $10.9 million (December 31, 2016 - $10.6 million) in the Hellenic Fund. Capital distributions of $1.5 million (2016 - $0.2 million) were made during the year ended December 31, 2017.
As of December 31, 2017, the estimated fair value of the Company’s investment in the Hellenic Fund was $4.9 million (December 31, 2016 - $5.5 million), representing a 2.9% interest (December 31, 2016 - 2.8%). The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the consolidated balance sheets. The Company records changes in the fair value of this investment in the consolidated statements of income (loss).
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
The Company invests in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.  As of December 31, 2017, the Company held a 7.0% equity (December 31, 2016 - 7.2%) and 13.1% debt (December 31, 2016 - 13.7%) interest in TP DR. The Company accounts for its equity investment in TP DR under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the consolidated balance sheets. The Company records changes in the fair value of this investment in the consolidated statements of income (loss).

As of December 31, 2017, the estimated fair value of the investment was $12.7 million (December 31, 2016 - $9.5 million), corresponding to $3.7 million of equity (December 31, 2016 - $0.9 million) and $9.0 million of debt interest (December 31, 2016 - $8.6 million). During the year ended December 31, 2017, the Company contributed securities worth $nil and cash of $2.4 million to TP DR (December 31, 2016 - securities worth $7.2 million and cash of $1.9 million).  The Company has no further commitments or guarantees with respect to TP DR. The valuation policy with respect to this investment in investment funds is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
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
As of December 31, 2017, the Cloudbreak entities held $4.6 million of the Company’s asset-backed security investments, which are included in investments in securities in the consolidated balance sheets. The Company’s pro rata interest in the underlying investments is registered in the name of Cloudbreak II US LLC and the related income and expense are reflected in the consolidated balance sheets and the consolidated statements of income (loss).
As of December 31, 2017, the Company held a 9.3% interest in TP Trading II LLC. The Company accounts for its equity investment in TP Trading II LLC under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the consolidated balance sheets. The Company records changes in the fair value of this investment in the consolidated statements of income (loss). As of December 31, 2017, the estimated fair value of the investment was $6.0 million. The valuation policy with respect to this investment is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with these investments are limited to the carrying value of the investments.
Ventures Entities
The Company holds equity interests in Venture One Holdings LLC, Venture Three Holdings LLC, Venture Four Holdings LLC and Venture Five Holdings LLC (collectively, the “Ventures entities”), which are affiliates of the Investment Manager. The Company invests in the Ventures entities alongside other investment funds managed by the Investment Manager. The primary purpose of these entities is to make investments in direct commercial real estate and real estate debt.
The Company accounts for its equity interests in the Ventures entities under the variable interest model, in which the Company is not the primary beneficiary. As of December 31, 2017, the Ventures entities held $7.5 million of the Company’s real estate and other debt investments, which are included in investments in securities in the consolidated balance sheets. The Company records changes in the fair value of this investment in the consolidated statements of income (loss). The valuation policy with respect to this investment is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

18. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	102,264,094	104,060,052	104,003,820
Dilutive effect of options	1,392,384	633,955	—
Dilutive effect of warrants	1,270,957	709,499	—
Dilutive effect of restricted shares with service and performance condition	299,603	160,278	—
Diluted number of common shares outstanding	105,227,038	105,563,784	104,003,820
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$277,798	$27,635	$(87,390)
Net income allocated to Third Point Re participating common shareholders	(263)	(88)	—
Net income (loss) allocated to Third Point Re common shareholders	$277,535	$27,547	$(87,390)
Basic earnings (loss) per share available to Third Point Re common shareholders	$2.71	$0.26	$(0.84)
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$277,798	$27,635	$(87,390)
Net income allocated to Third Point Re participating common shareholders	(256)	(87)	—
Net income (loss) allocated to Third Point Re common shareholders	$277,542	$27,548	$(87,390)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$2.64	$0.26	$(0.84)
For the years ended December 31, 2017 and 2016, anti-dilutive options of 4,056,588 and 4,369,171, respectively, were excluded from the computation of diluted earnings per share. For the year ended December 31, 2015, anti-dilutive options and restricted shares with service and performance condition of 4,859,053 were excluded from the computation of diluted loss per share. In addition, as a result of the net loss for the year ended December 31, 2015, dilutive options and warrants totaling 10,669,545 were considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
19. Related party transactions
In addition to the transactions disclosed in Notes 4, 9 and 17 to these consolidated financial statements, the following transaction is classified as a related party transaction, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of December 31, 2017, Loan LLC held $99.6 million (December 31, 2016 - $124.1 million) and Ventures LLC held $6.3 million (December 31, 2016 - $22.6 million) of the Company’s investments, which are included in investments in securities and derivative contracts in the consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the consolidated balance sheets and the consolidated statements of income (loss). The valuation policy, with respect to investments held by the nominees, is further discussed in Note 4.

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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of December 31, 2017, the investment portfolio had a maximum payout amount of approximately $399.2 million (December 31, 2016 - $87.5 million) relating to written put option contracts with expiration ranging from one month to seven months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of December 31, 2017 was $3.5 million (December 31, 2016 - $1.3 million) and is included in securities sold, not yet purchased in the consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of December 31, 2017, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of December 31, 2017 and 2016:

December 31, 2017	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$2,351	$2,351	$—	$2,085	$(2,085)
	$—	$2,351	$2,351	$—	$2,085	$(2,085)

December 31, 2016	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
	($ in thousands)
Single name (0 - 250)	$—	$3,943	$3,943	$—	$1,952	$(1,952)
	$—	$3,943	$3,943	$—	$1,952	$(1,952)

(1)	As of December 31, 2017 and 2016, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
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

The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the consolidated balance sheets. As of December 31, 2017, the Company’s maximum counterparty credit risk exposure was $76.4 million (December 31, 2016 - $28.1 million).
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
21. Commitments and Contingencies
Operating leases
The Company leases offices space in Bermuda and in New Jersey, U.S.A. The leases have been accounted for as operating leases. Total rent expense for the year ended December 31, 2017 was $0.8 million (2016 - $0.8 million and 2015 - $0.7 million).
Future minimum rental commitments as of December 31, 2017 under these leases are expected to be as follows:

($ in thousands)
2018	$871
2019	888
2020	850
2021	42
2022	—
Thereafter	—
$2,651
Agreements
Third Point LLC
In June 2016, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA entered into amended and restated Joint Venture and Investment Management Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016. These agreements have similar terms to the expired agreements, however, the management fee was reduced from 2% to 1.5%.

NetJets
In September 2016, the Company traded in its existing aircraft and acquired from NetJets Sales Inc. (“NetJets”) an undivided 31.25% interest in a new aircraft for a five year period. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees.
Future minimum management fee commitments as of December 31, 2017 under the existing agreement are expected to be as follows:

($ in thousands)
2018	$723
2019	750
2020	779
2021	538
2022	—
$2,790
Employment agreements
As of December 31, 2017, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
Investments
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of December 31, 2017, the Company had one unfunded capital commitment of $3.2 million related to its investment in the Hellenic Fund (see Note 17 for additional information).
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

22. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. The Company has also identified a corporate function that includes the Company’s investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax (expense) benefit. As of December 31, 2015, all investments in the Catastrophe Fund had been redeemed. In February 2016, the Company completed the dissolution of the Catastrophe Fund and Catastrophe Reinsurer. As a result, there is no further activity in the Catastrophe Risk Management segment. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
The following is a summary of the Company’s operating segment results for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$641,620	$—	$—	$641,620
Gross premiums ceded	(2,475)	—	—	(2,475)
Net premiums written	639,145	—	—	639,145
Change in net unearned premium reserves	(92,087)	—	—	(92,087)
Net premiums earned	547,058	—	—	547,058
Expenses
Loss and loss adjustment expenses incurred, net	370,058	—	—	370,058
Acquisition costs, net	188,904	—	—	188,904
General and administrative expenses	30,656	—	22,447	53,103
Total expenses	589,618	—	22,447	612,065
Net underwriting loss	(42,560)	n/a	n/a	n/a
Net investment income	114,435	—	277,518	391,953
Other expenses	(12,674)	—	—	(12,674)
Interest expense	—	—	(8,225)	(8,225)
Foreign exchange losses	—	—	(12,300)	(12,300)
Income tax expense	—	—	(11,976)	(11,976)
Net income attributable to noncontrolling interests in related party	—	—	(3,973)	(3,973)
Segment income	$59,201	$—	$218,597
Net income available to Third Point Re common shareholders				$277,798

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	67.6%
Acquisition cost ratio	34.5%
Composite ratio	102.1%
General and administrative expense ratio	5.6%
Combined ratio	107.7%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Year Ended December 31, 2016
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$617,374	$—	$—	$617,374
Gross premiums ceded	(2,325)	—	—	(2,325)
Net premiums written	615,049	—	—	615,049
Change in net unearned premium reserves	(24,859)	—	—	(24,859)
Net premiums earned	590,190	—	—	590,190
Expenses
Loss and loss adjustment expenses incurred, net	395,932	—	—	395,932
Acquisition costs, net	222,150	—	—	222,150
General and administrative expenses	22,160	—	17,207	39,367
Total expenses	640,242	—	17,207	657,449
Net underwriting loss	(50,052)	n/a	n/a	n/a
Net investment income	16,931	—	81,894	98,825
Other expenses	(8,387)	—	—	(8,387)
Interest expense	—	—	(8,231)	(8,231)
Foreign exchange gains	—	—	19,521	19,521
Income tax expense	—	—	(5,593)	(5,593)
Net income attributable to noncontrolling interests in related party	—	—	(1,241)	(1,241)
Segment income (loss)	$(41,508)	$—	$69,143
Net income available to Third Point Re common shareholders				$27,635

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	67.1%
Acquisition cost ratio	37.6%
Composite ratio	104.7%
General and administrative expense ratio	3.8%
Combined ratio	108.5%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Year Ended December 31, 2015
	Property and Casualty Reinsurance	Catastrophe Risk Management	Corporate	Total
Revenues	($ in thousands)
Gross premiums written	$702,458	$(44)	$—	$702,414
Gross premiums ceded	(1,876)	—	—	(1,876)
Net premiums written	700,582	(44)	—	700,538
Change in net unearned premium reserves	(97,766)	52	—	(97,714)
Net premiums earned	602,816	8	—	602,824
Expenses
Loss and loss adjustment expenses incurred, net	415,041	150	—	415,191
Acquisition costs, net	191,217	(1)	—	191,216
General and administrative expenses	24,815	447	20,771	46,033
Total expenses	631,073	596	20,771	652,440
Net underwriting loss	(28,257)	n/a	n/a	n/a
Net investment income (loss)	(10,810)	69	(17,333)	(28,074)
Other expenses	(8,614)	—	—	(8,614)
Interest expense	—	—	(7,236)	(7,236)
Foreign exchange gains	—	—	3,196	3,196
Income tax benefit	—	—	2,905	2,905
Net (income) loss attributable to noncontrolling interests in related party	—	102	(53)	49
Segment loss	$(47,681)	$(417)	$(39,292)
Net loss attributable to Third Point Re common shareholders				$(87,390)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	68.9%
Acquisition cost ratio	31.7%
Composite ratio	100.6%
General and administrative expense ratio	4.1%
Combined ratio	104.7%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2017, 2016 and 2015 as a percentage of total gross premiums written in the relevant year:

	2017	2016	2015
Largest contract	16.1%	16.1%	16.1%
Second largest contract	14.1%	n/a	13.0%
Third largest contract	13.1%	n/a	n/a
Total for contracts contributing greater than 10% each	43.3%	16.1%	29.1%
Total for contracts contributing less than 10% each	56.7%	83.9%	70.9%
	100.0%	100.0%	100.0%

The following table lists counterparties with whom the Company has reinsurance balances receivable representing more than 10% of the Company’s total reinsurance balances receivable as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	($ in thousands)
Counterparty 1	$80,187	16.8%	$82,162	21.5%
Counterparty 2	58,776	12.4%	n/a	n/a
Counterparty 3	51,613	10.8%	n/a	n/a
Counterparty 4	47,438	10.0%	n/a	n/a
	238,014	50.0%	82,162	21.5%
Other counterparties representing less than 10% each	237,994	50.0%	299,789	78.5%
Reinsurance balances receivable	$476,008	100.0%	$381,951	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	($ in thousands)
Property	$136,999	21.4%	$98,334	15.9%	$114,215	16.2%
Casualty	269,759	42.0%	213,050	34.5%	235,510	33.5%
Specialty	125,511	19.6%	305,990	49.6%	244,669	34.9%
Total prospective reinsurance contracts	532,269	83.0%	617,374	100.0%	594,394	84.6%
Retroactive reinsurance contracts	109,351	17.0%	—	—%	108,064	15.4%
Total property and casualty reinsurance	641,620	100.0%	617,374	100.0%	702,458	100.0%
Catastrophe risk management	—	—%	—	—%	(44)	—%
	$641,620	100.0%	$617,374	100.0%	$702,414	100.0%
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	($ in thousands)
Largest broker	$243,581	38.0%	$240,172	38.9%	$198,209	28.2%
Second largest broker	128,648	20.1%	185,638	30.1%	163,832	23.3%
Third largest broker	107,612	16.8%	97,148	15.7%	91,554	13.0%
Fourth largest broker	n/a	n/a	n/a	n/a	73,499	10.5%
Other	161,779	25.1%	94,416	15.3%	175,320	25.0%
	$641,620	100.0%	$617,374	100.0%	$702,414	100.0%
The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	($ in thousands)
United States	$352,539	54.9%	$332,849	53.9%	$283,626	40.4%
United Kingdom	203,768	31.8%	187,625	30.4%	290,710	41.4%
Bermuda	62,234	9.7%	96,900	15.7%	128,078	18.2%
Other	23,079	3.6%	—	—%	—	—%
	$641,620	100.0%	$617,374	100.0%	$702,414	100.0%

23. Statutory requirements
Under the Bermuda Insurance Act 1978, as amended, and related regulations, Third Point Re BDA and Third Point Re USA are subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement (“BSCR”) model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re BDA’s and Third Point Re USA’s assets, liabilities and premiums. Third Point Re BDA’s and Third Point Re USA’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement (“ECR”). Third Point Re BDA and Third Point Re USA are required to calculate and submit the ECR to the Bermuda Monetary Authority (“BMA”), annually. Following receipt of the submission of Third Point Re BDA’s and Third Point Re USA’s ECR, the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. In 2016, the BMA implemented the economic balance sheet (“EBS”) framework, which is now used as the basis to determine the Company’s ECR.  Under the new framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. As of December 31, 2017 and 2016, Third Point Re BDA and Third Point Re USA met their ECR.
As of December 31, 2017 and 2016, the principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is that prepaid expenses is a non-admitted asset for statutory purposes.
Third Point Re BDA and Third Point Re USA are also required under their Class 4 licenses to maintain minimum liquidity ratios whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2017 and 2016, Third Point Re BDA and Third Point Re USA met their minimum liquidity ratio requirements.
The following is a summary of actual and required statutory capital and surplus, based on the EBS framework, of Third Point Re BDA and Third Point Re USA as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	($ in thousands)
Actual statutory capital and surplus
Third Point Re BDA	$1,430,174	$1,259,876
Third Point Re USA	265,206	282,552
Required statutory capital and surplus
Third Point Re BDA	759,518	642,349
Third Point Re USA	$93,261	$89,557
The following is a summary of the statutory net income (loss) for Third Point Re and Third Point Re USA for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	($ in thousands)
Third Point Re BDA	$265,903	$35,096	$(68,188)
Third Point Re USA	$22,310	$2,701	$(7,510)
Dividend restrictions
Third Point Re BDA
Third Point Re BDA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, Third Point Re BDA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless Third Point Re BDA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re BDA to fail to meet its capital requirements. As of December 31, 2017, Third Point Re BDA could pay dividends in 2018 of approximately $357.5 million (December 31, 2016 - $315.0 million) without providing an affidavit to the BMA.
Third Point Re USA
Third Point Re USA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re USA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus, unless Third Point Re USA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re USA to fail to meet its capital requirements. Third Point Re USA is also restricted by the amount of shareholder’s equity that is available for the payment of dividends and must maintain a minimum shareholder’s equity of $250.0 million as per the Net Worth Maintenance Agreement. As of December 31, 2017, Third Point Re USA could pay dividends in 2018 of approximately $24.3 million (December 31, 2016 - $19.6 million ).
24. Subsequent events
On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which together with the shares remaining under the previously announced share repurchase program will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may commence such repurchases immediately, subject to compliance with applicable securities laws. The Company expects to finance any repurchases from a combination of cash on hand and cash provided by operating activities. The timing, amount and method of any repurchases under the program will depend on a variety of factors, including market conditions, the Company’s capital position relative to internal and rating agency targets, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.
25. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the consolidating balance sheets as of December 31, 2017 and 2016 and the consolidating statements of income (loss) and cash flows for the years ended December 31, 2017, 2016 and 2015 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONSOLIDATING BALANCE SHEET
As of December 31, 2017
(expressed in thousands of U.S. dollars)
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$2,283,050	$—	$2,283,050
Debt securities	—	—	675,158	—	675,158
Other investments	—	—	37,731	—	37,731
Total investments in securities	—	—	2,995,939	—	2,995,939
Cash and cash equivalents	9	199	7,989	—	8,197
Restricted cash and cash equivalents	—	—	541,136	—	541,136
Investment in subsidiaries	1,657,467	274,272	164,909	(2,096,648)	—
Due from brokers	—	—	305,093	—	305,093
Derivative assets, at fair value	—	—	73,372	—	73,372
Interest and dividends receivable	—	—	3,774	—	3,774
Reinsurance balances receivable	—	—	476,008	—	476,008
Deferred acquisition costs, net	—	—	258,793	—	258,793
Amounts due from (to) affiliates	(1,288)	412	876	—	—
Other assets	664	—	8,818	—	9,482
Total assets	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794
Liabilities
Accounts payable and accrued expenses (1)	$763	$(8,805)	$42,674	$—	$34,632
Reinsurance balances payable	—	—	41,614	—	41,614
Deposit liabilities	—	—	129,133	—	129,133
Unearned premium reserves	—	—	649,518	—	649,518
Loss and loss adjustment expense reserves	—	—	720,570	—	720,570
Securities sold, not yet purchased, at fair value	—	—	394,278	—	394,278
Securities sold under an agreement to repurchase	—	—	29,618	—	29,618
Due to brokers	—	—	770,205	—	770,205
Derivative liabilities, at fair value	—	—	14,503	—	14,503
Interest and dividends payable	—	3,055	1,220	—	4,275
Senior notes payable, net of deferred costs	—	113,733	—	—	113,733
Total liabilities	763	107,983	2,793,333	—	2,902,079
Redeemable noncontrolling interests in related party	—	—	108,219	—	108,219
Shareholders' equity
Common shares	10,723	—	1,250	(1,250)	10,723
Treasury shares	(48,253)	—	—	—	(48,253)
Additional paid-in capital	1,099,599	165,097	1,531,770	(1,696,867)	1,099,599
Retained earnings (deficit)	594,020	1,803	396,728	(398,531)	594,020
Shareholders’ equity attributable to Third Point Re common shareholders	1,656,089	166,900	1,929,748	(2,096,648)	1,656,089
Noncontrolling interests in related party	—	—	5,407	—	5,407
Total shareholders’ equity	1,656,089	166,900	1,935,155	(2,096,648)	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794
(1) Negative balance of $8.8 million represents net deferred tax assets that are offset by net deferred tax liabilities in Third Point Re USA of $9.9 million, resulting in a net liability position as of December 31, 2017.

CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(expressed in thousands of U.S. dollars)
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$1,506,854	$—	$1,506,854
Debt securities	—	—	1,057,957	—	1,057,957
Other investments	—	—	82,701	—	82,701
Total investments in securities	—	—	2,647,512	—	2,647,512
Cash and cash equivalents	1,629	79	8,243	—	9,951
Restricted cash and cash equivalents	—	—	298,940	—	298,940
Investment in subsidiaries	1,413,078	269,622	165,324	(1,848,024)	—
Due from brokers	—	—	284,591	—	284,591
Derivative assets, at fair value	—	—	27,432	—	27,432
Interest and dividends receivable	—	—	6,505	—	6,505
Reinsurance balances receivable	—	—	381,951	—	381,951
Deferred acquisition costs, net	—	—	221,618	—	221,618
Amounts due from (to) affiliates	(142)	(8,394)	8,536	—	—
Other assets	637	5,507	11,000	—	17,144
Total assets	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644
Liabilities
Accounts payable and accrued expenses	$1,151	$40	$9,130	$—	$10,321
Reinsurance balances payable	—	—	43,171	—	43,171
Deposit liabilities	—	—	104,905	—	104,905
Unearned premium reserves	—	—	557,076	—	557,076
Loss and loss adjustment expense reserves	—	—	605,129	—	605,129
Securities sold, not yet purchased, at fair value	—	—	92,668	—	92,668
Due to brokers	—	—	899,601	—	899,601
Derivative liabilities, at fair value	—	—	16,050	—	16,050
Interest and dividends payable	—	3,057	386	—	3,443
Senior notes payable, net of deferred costs	—	113,555	—	—	113,555
Total liabilities	1,151	116,652	2,328,116	—	2,445,919
Shareholders’ equity
Common shares	10,650	—	1,250	(1,250)	10,650
Treasury shares	(7,389)	—	—	—	(7,389)
Additional paid-in capital	1,094,568	165,456	1,528,827	(1,694,283)	1,094,568
Retained earnings (deficit)	316,222	(15,294)	167,785	(152,491)	316,222
Shareholders’ equity attributable to Third Point Re common shareholders	1,414,051	150,162	1,697,862	(1,848,024)	1,414,051
Noncontrolling interests in related party	—	—	35,674	—	35,674
Total shareholders’ equity	1,414,051	150,162	1,733,536	(1,848,024)	1,449,725
Total liabilities, noncontrolling interests and shareholders’ equity	$1,415,202	$266,814	$4,061,652	$(1,848,024)	$3,895,644

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2017
(expressed in thousands of U.S. dollars)
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$641,620	$—	$641,620
Gross premiums ceded	—	—	(2,475)	—	(2,475)
Net premiums written	—	—	639,145	—	639,145
Change in net unearned premium reserves	—	—	(92,087)	—	(92,087)
Net premiums earned	—	—	547,058	—	547,058
Net investment income	—	—	391,953	—	391,953
Equity in earnings (losses) of subsidiaries	283,088	22,309	(57)	(305,340)	—
Total revenues	283,088	22,309	938,954	(305,340)	939,011
Expenses
Loss and loss adjustment expenses incurred, net	—	—	370,058	—	370,058
Acquisition costs, net	—	—	188,904	—	188,904
General and administrative expenses	5,290	49	47,764	—	53,103
Other expenses	—	—	12,674	—	12,674
Interest expense	—	8,225	—	—	8,225
Foreign exchange losses	—	—	12,300	—	12,300
Total expenses	5,290	8,274	631,700	—	645,264
Income before income tax expense	277,798	14,035	307,254	(305,340)	293,747
Income tax (expense) benefit	—	3,062	(15,038)	—	(11,976)
Net income	277,798	17,097	292,216	(305,340)	281,771
Net income attributable to noncontrolling interests in related party	—	—	(3,973)	—	(3,973)
Net income available to Third Point Re common shareholders	$277,798	$17,097	$288,243	$(305,340)	$277,798

CONSOLIDATING STATEMENT OF INCOME (LOSS)
Year Ended December 31, 2016
(expressed in thousands of U.S. dollars)
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$617,374	$—	$617,374
Gross premiums ceded	—	—	(2,325)	—	(2,325)
Net premiums written	—	—	615,049	—	615,049
Change in net unearned premium reserves	—	—	(24,859)	—	(24,859)
Net premiums earned	—	—	590,190	—	590,190
Net investment income	—	—	98,825	—	98,825
Equity in earnings (losses) of subsidiaries	32,347	2,701	(107)	(34,941)	—
Total revenues	32,347	2,701	688,908	(34,941)	689,015
Expenses
Loss and loss adjustment expenses incurred, net	—	—	395,932	—	395,932
Acquisition costs, net	—	—	222,150	—	222,150
General and administrative expenses	4,712	40	34,615	—	39,367
Other expenses	—	—	8,387	—	8,387
Interest expense	—	8,231	—	—	8,231
Foreign exchange gains	—	—	(19,521)	—	(19,521)
Total expenses	4,712	8,271	641,563	—	654,546
Income (loss) before income tax (expense) benefit	27,635	(5,570)	47,345	(34,941)	34,469
Income tax (expense) benefit	—	2,895	(8,488)	—	(5,593)
Net income (loss)	27,635	(2,675)	38,857	(34,941)	28,876
Net income attributable to noncontrolling interests in related party	—	—	(1,241)	—	(1,241)
Net income (loss) available to Third Point Re common shareholders	$27,635	$(2,675)	$37,616	$(34,941)	$27,635

CONSOLIDATING STATEMENT OF LOSS
Year Ended December 31, 2015
(expressed in thousands of U.S. dollars)

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$702,414	$—	$702,414
Gross premiums ceded	—	—	(1,876)	—	(1,876)
Net premiums written	—	—	700,538	—	700,538
Change in net unearned premium reserves	—	—	(97,714)	—	(97,714)
Net premiums earned	—	—	602,824	—	602,824
Net investment loss	—	—	(28,074)	—	(28,074)
Equity in earnings of subsidiaries	(79,053)	(7,510)	(25)	86,588	—
Total revenues	(79,053)	(7,510)	574,725	86,588	574,750
Expenses
Loss and loss adjustment expenses incurred, net	—	—	415,191	—	415,191
Acquisition costs, net	—	—	191,216	—	191,216
General and administrative expenses	8,337	231	37,465	—	46,033
Other expenses	—	—	8,614	—	8,614
Interest expense	—	7,236	—	—	7,236
Foreign exchange gains	—	—	(3,196)	—	(3,196)
Total expenses	8,337	7,467	649,290	—	665,094
Loss before income tax benefit	(87,390)	(14,977)	(74,565)	86,588	(90,344)
Income tax benefit	—	2,613	292	—	2,905
Net loss	(87,390)	(12,364)	(74,273)	86,588	(87,439)
Net loss attributable to noncontrolling interests in related party	—	—	49	—	49
Net loss attributable to Third Point Re common shareholders	$(87,390)	$(12,364)	$(74,224)	$86,588	$(87,390)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017
(expressed in thousands of U.S. dollars)

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$277,798	$17,097	$292,216	$(305,340)	$281,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(283,088)	(22,309)	57	305,340	—
Share compensation expense	298	—	3,301	—	3,599
Net interest expense on deposit liabilities	—	—	2,800	—	2,800
Net unrealized gain on investments and derivatives	—	—	(255,029)	—	(255,029)
Net realized gain on investments and derivatives	—	—	(225,016)	—	(225,016)
Net foreign exchange losses	—	—	12,300	—	12,300
Amortization of premium and accretion of discount, net	—	178	295	—	473
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(86,606)	—	(86,606)
Deferred acquisition costs, net	—	—	(37,175)	—	(37,175)
Other assets	(27)	5,507	2,191	—	7,671
Interest and dividends receivable, net	—	(2)	3,565	—	3,563
Unearned premium reserves	—	—	92,442	—	92,442
Loss and loss adjustment expense reserves	—	—	97,922	—	97,922
Accounts payable and accrued expenses	(388)	(8,845)	33,445	—	24,212
Reinsurance balances payable	—	—	(1,463)	—	(1,463)
Amounts due from (to) affiliates	1,146	(8,806)	7,660	—	—
Net cash used in operating activities	(4,261)	(17,180)	(57,095)	—	(78,536)
Investing activities
Purchases of investments	—	—	(3,099,525)	—	(3,099,525)
Proceeds from sales of investments	—	—	3,228,251	—	3,228,251
Purchases of investments to cover short sales	—	—	(791,753)	—	(791,753)
Proceeds from short sales of investments	—	—	1,048,552	—	1,048,552
Change in due to/from brokers, net	—	—	(149,898)	—	(149,898)
Increase in securities sold under an agreement to repurchase	—	—	29,618	—	29,618
Change in restricted cash and cash equivalents	—	—	(242,196)	—	(242,196)
Net cash provided by investing activities	—	—	23,049	—	23,049
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,505	—	—	—	1,505
Purchases of Third Point Re common shares under share repurchase program	(40,864)	—	—	—	(40,864)
Decrease in deposit liabilities, net	—	—	19,113	—	19,113
Change in total noncontrolling interests in related party, net	—	—	73,979	—	73,979
Dividend received by (paid to) parent	42,000	17,300	(59,300)	—	—
Net cash provided by financing activities	2,641	17,300	33,792	—	53,733
Net increase (decrease) in cash and cash equivalents	(1,620)	120	(254)	—	(1,754)
Cash and cash equivalents at beginning of year	1,629	79	8,243	—	9,951
Cash and cash equivalents at end of year	$9	$199	$7,989	$—	$8,197

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(expressed in thousands of U.S. dollars)

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$27,635	$(2,675)	$38,857	$(34,941)	$28,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(32,347)	(2,701)	107	34,941	—
Share compensation expense	543	—	8,395	—	8,938
Net interest income on deposit liabilities	—	—	(164)	—	(164)
Net unrealized gain on investments and derivatives	—	—	(72,083)	—	(72,083)
Net realized gain on investments and derivatives	—	—	(33,179)	—	(33,179)
Net foreign exchange gains	—	—	(19,521)	—	(19,521)
Amortization of premium and accretion of discount, net	—	178	4,940	—	5,118
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(86,612)	—	(86,612)
Deferred acquisition costs, net	—	—	(24,525)	—	(24,525)
Other assets	(73)	(2,894)	(2,036)	—	(5,003)
Interest and dividends receivable, net	—	2	3,223	—	3,225
Unearned premium reserves	—	—	25,366	—	25,366
Loss and loss adjustment expense reserves	—	—	156,644	—	156,644
Accounts payable and accrued expenses	(1,985)	—	(110)	—	(2,095)
Reinsurance balances payable	—	—	19,786	—	19,786
Amounts due from (to) affiliates	(204)	8,164	(7,960)	—	—
Net cash provided by (used in) operating activities	(6,431)	74	11,128	—	4,771
Investing activities
Purchases of investments	—	—	(3,729,944)	—	(3,729,944)
Proceeds from sales of investments	—	—	3,504,598	—	3,504,598
Purchases of investments to cover short sales	—	—	(1,264,404)	—	(1,264,404)
Proceeds from short sales of investments	—	—	1,046,422	—	1,046,422
Change in due to/from brokers, net	—	—	367,019	—	367,019
Increase in securities sold under an agreement to repurchase	—	—	(8,944)	—	(8,944)
Change in restricted cash and cash equivalents	—	—	31,975	—	31,975
Contributed capital to subsidiaries	(5,000)	5,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(5,000)	5,000	—	—
Net cash used in investing activities	(5,000)	—	(48,278)	—	(53,278)
Financing activities
Proceeds from issuance of common shares, net of costs	5,141	—	—	—	5,141
Purchases of Third Point Re common shares under share repurchase program	(7,389)	—	—	—	(7,389)
Increase in deposit liabilities	—	—	22,023	—	22,023
Change in total noncontrolling interests in related party, net	—	—	18,276	—	18,276
Dividend received by (paid to) parent	15,000	—	(15,000)	—	—
Net cash provided by financing activities	12,752	—	25,299	—	38,051
Net increase (decrease) in cash and cash equivalents	1,321	74	(11,851)	—	(10,456)
Cash and cash equivalents at beginning of year	308	5	20,094	—	20,407
Cash and cash equivalents at end of year	$1,629	$79	$8,243	$—	$9,951

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(expressed in thousands of U.S. dollars)
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(87,390)	$(12,364)	$(74,273)	$86,588	$(87,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Equity in earnings of subsidiaries	79,053	7,510	25	(86,588)	—
Share compensation expense	542	—	10,329	—	10,871
Net interest expense on deposit liabilities	—	—	6,471	—	6,471
Net unrealized loss on investments and derivatives	—	—	32,354	—	32,354
Net realized gain on investments and derivatives	—	—	(16,655)	—	(16,655)
Net foreign exchange gains	—	—	(3,196)	—	(3,196)
Amortization of premium and accretion of discount, net	—	157	167	—	324
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	8,768	—	8,768
Deferred acquisition costs, net	—	—	(41,192)	—	(41,192)
Other assets	36	(1,947)	(5,904)	—	(7,815)
Interest and dividends receivable, net	—	3,055	(7,437)	—	(4,382)
Unearned premium reserves	—	—	97,901	—	97,901
Loss and loss adjustment expense reserves	—	—	192,433	—	192,433
Accounts payable and accrued expenses	1,910	(478)	449	—	1,881
Reinsurance balances payable	—	—	(2,548)	—	(2,548)
Amounts due from (to) affiliates	1,685	(173)	(1,512)	—	—
Net cash provided by (used in) operating activities	(4,164)	(4,240)	196,180	—	187,776
Investing activities
Purchases of investments	—	—	(3,360,626)	—	(3,360,626)
Proceeds from sales of investments	—	—	2,829,523	—	2,829,523
Purchases of investments to cover short sales	—	—	(543,936)	—	(543,936)
Proceeds from short sales of investments	—	—	792,344	—	792,344
Change in due to/from brokers, net	—	—	(6,377)	—	(6,377)
Decrease in securities purchased under an agreement to sell	—	—	29,852	—	29,852
Increase in securities sold under an agreement to repurchase	—	—	8,944	—	8,944
Change in restricted cash and cash equivalents	—	—	86,392	—	86,392
Contributed capital (to) from subsidiaries	(158,000)	(266,975)	(25)	425,000	—
Contributed capital from parent	—	158,000	267,000	(425,000)	—
Net cash provided by (used in) investing activities	(158,000)	(108,975)	103,091	—	(163,884)
Financing activities
Proceeds from issuance of common shares, net of costs	4,332	—	—	—	4,332
Proceeds from issuance of senior notes payable	—	113,220	—	—	113,220
Increase in deposit liabilities	—	—	(65,842)	—	(65,842)
Change in total noncontrolling interests in related party, net	—	—	(24,137)	—	(24,137)
Noncontrolling interest in Catastrophe Fund & Catastrophe Fund Manager	—	—	(59,792)	—	(59,792)
Dividend received by (paid to) parent	158,000	—	(158,000)	—	—
Net cash provided by (used in) financing activities	162,332	113,220	(307,771)	—	(32,219)
Net increase (decrease) in cash and cash equivalents	168	5	(8,500)	—	(8,327)
Cash and cash equivalents at beginning of year	140	—	28,594	—	28,734
Cash and cash equivalents at end of year	$308	$5	$20,094	$—	$20,407

26. Quarterly financial results (UNAUDITED)

	Three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in thousands, except per share and share amounts)
Revenues
Gross premiums written	$164,163	$174,539	$156,564	$146,354
Gross premiums ceded	75	—	(1,425)	(1,125)
Net premiums written	164,238	174,539	155,139	145,229
Change in net unearned premium reserves	(34,722)	(68,564)	18,419	(7,220)
Net premiums earned	129,516	105,975	173,558	138,009
Net investment income	67,150	88,968	107,325	128,510
Total revenues	196,666	194,943	280,883	266,519
Expenses
Loss and loss adjustment expenses incurred, net	99,509	77,275	107,379	85,895
Acquisition costs, net	31,837	33,974	68,641	54,452
General and administrative expenses	14,299	13,218	15,014	10,572
Other expenses	3,822	3,846	2,105	2,901
Interest expense	2,074	2,074	2,051	2,026
Foreign exchange losses	2,067	5,437	4,781	15
Total expenses	153,608	135,824	199,971	155,861
Income before income tax (expense) benefit	43,058	59,119	80,912	110,658
Income tax (expense) benefit	2,104	(3,475)	(5,307)	(5,298)
Net income	45,162	55,644	75,605	105,360
Net income attributable to noncontrolling interests in related party	(813)	(959)	(1,027)	(1,174)
Net income available to Third Point Re common shareholders	$44,349	$54,685	$74,578	$104,186
Earnings per share available to Third Point Re common shareholders
Basic earnings per share available to Third Point Re common shareholders	$0.44	$0.54	$0.73	$1.00
Diluted earnings per share available to Third Point Re common shareholders	$0.42	$0.52	$0.71	$0.98
Weighted average number of common shares used in the determination of earnings per share
Basic	101,405,772	101,391,145	102,283,844	104,013,871
Diluted	105,524,115	104,679,574	104,569,226	105,701,599

	Three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in thousands, except per share and share amounts)
Revenues
Gross premiums written	$80,779	$142,573	$196,866	$197,156
Gross premiums ceded	27	(927)	(1,425)	—
Net premiums written	80,806	141,646	195,441	197,156
Change in net unearned premium reserves	111,277	(13,463)	(62,319)	(60,354)
Net premiums earned	192,083	128,183	133,122	136,802
Net investment income (loss)	(35,767)	88,356	86,346	(40,110)
Total revenues	156,316	216,539	219,468	96,692
Expenses
Loss and loss adjustment expenses incurred, net	122,110	85,015	104,131	84,676
Acquisition costs, net	76,854	45,127	48,482	51,687
General and administrative expenses	5,482	12,354	10,243	11,288
Other expenses	2,161	347	3,173	2,706
Interest expense	2,068	2,069	2,046	2,048
Foreign exchange gains	(5,162)	(3,905)	(8,068)	(2,386)
Total expenses	203,513	141,007	160,007	150,019
Income (loss) before income tax (expense) benefit	(47,197)	75,532	59,461	(53,327)
Income tax (expense) benefit	272	(2,484)	(5,310)	1,929
Net income (loss)	(46,925)	73,048	54,151	(51,398)
Net (income) loss attributable to noncontrolling interests in related party	232	(967)	(775)	269
Net income (loss) available to Third Point Re common shareholders	$(46,693)	$72,081	$53,376	$(51,129)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(0.45)	$0.69	$0.51	$(0.49)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(0.45)	$0.68	$0.51	$(0.49)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	104,072,283	103,780,196	104,132,797	104,257,874
Diluted	104,072,283	105,795,313	105,233,921	104,257,874

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
(expressed in thousands of U.S. dollars)

	Cost	Fair value	Balance sheet value
Assets
Equity securities	$1,822,021	$2,221,130	$2,221,130
Private common equity securities	4,445	4,794	4,794
Private preferred equity securities	42,269	57,126	57,126
Total equities	1,868,735	2,283,050	2,283,050
Asset-backed securities	249,254	225,499	225,499
Bank debt	14,377	14,550	14,550
Corporate bonds	78,794	77,086	77,086
U.S. Treasury securities	253,746	249,994	249,994
Sovereign debt	109,786	102,569	102,569
Other debt securities	5,365	5,460	5,460
Total debt securities	711,322	675,158	675,158
Investments in limited partnerships	11,090	17,008	17,008
Options	5,123	4,951	4,951
Rights and warrants	—	603	603
Real estate	6,770	6,831	6,831
Trade claims	998	7,496	7,496
Investment in Kiskadee Fund	1,661	842	842
Total other investments	25,642	37,731	37,731
Total investments	$2,605,699	$2,995,939	$2,995,939

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars)

	As of and for the year ended December 31, 2017
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$258,793	$720,570	$649,518	$547,058	$114,435	$12,674	$370,058	$188,904	$30,656	$639,145
Catastrophe Risk Management	—	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	277,518	—	—	—	22,447	—
	$258,793	$720,570	$649,518	$547,058	$391,953	$12,674	$370,058	$188,904	$53,103	$639,145

	As of and for the year ended December 31, 2016
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$221,618	$605,129	$557,076	$590,190	$16,931	$8,387	$395,932	$222,150	$22,160	$615,049
Catastrophe Risk Management	—	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	81,894	—	—	—	17,207	—
	$221,618	$605,129	$557,076	$590,190	$98,825	$8,387	$395,932	$222,150	$39,367	$615,049

	As of and for the year ended December 31, 2015
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income (loss)	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$197,093	$466,047	$531,710	$602,816	$(10,810)	$8,614	$415,041	$191,217	$24,815	$700,582
Catastrophe Risk Management	—	—	—	8	69	—	150	(1)	447	(44)
Corporate	—	—	—	—	(17,333)	—	—	—	20,771	—
	$197,093	$466,047	$531,710	$602,824	$(28,074)	$8,614	$415,191	$191,216	$46,033	$700,538

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2017, 2016 and 2015
(expressed in thousands of U.S. dollars)

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2017	$—	$2,475	$641,620	$639,145	100%
Year ended December 31, 2016	$—	$2,325	$617,374	$615,049	100%
Year ended December 31, 2015	$—	$1,876	$702,414	$700,538	100%