Form 10-Q
period 2018-03-31
Third Point Reinsurance Ltd.
filed 2018-05-10
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 8, 2018, there were 102,244,248 common shares of the registrant’s common shares issued and outstanding, including 1,980,999 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2018 and December 31, 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2018	December 31, 2017
Assets
Equity securities, trading, at fair value (cost - $1,786,551; 2017 - $1,868,735)	$2,133,170	$2,283,050
Debt securities, trading, at fair value (cost - $669,752; 2017 - $711,322)	635,322	675,158
Other investments, at fair value	43,109	37,731
Total investments in securities	2,811,601	2,995,939
Cash and cash equivalents	6,410	8,197
Restricted cash and cash equivalents	543,173	541,136
Due from brokers	318,703	305,093
Derivative assets, at fair value	54,114	73,372
Interest and dividends receivable	4,167	3,774
Reinsurance balances receivable	684,897	476,008
Deferred acquisition costs, net	308,903	258,793
Unearned premiums ceded	15,061	1,049
Loss and loss adjustment expenses recoverable	1,332	1,113
Other assets	7,872	7,320
Total assets	$4,756,233	$4,671,794
Liabilities
Accounts payable and accrued expenses	$11,273	$34,632
Reinsurance balances payable	50,799	41,614
Deposit liabilities	129,957	129,133
Unearned premium reserves	884,758	649,518
Loss and loss adjustment expense reserves	761,631	720,570
Securities sold, not yet purchased, at fair value	355,447	394,278
Securities sold under an agreement to repurchase	19,067	29,618
Due to brokers	792,633	770,205
Derivative liabilities, at fair value	14,510	14,503
Performance fee payable to related party	20	—
Interest and dividends payable	3,049	4,275
Senior notes payable, net of deferred costs	113,777	113,733
Total liabilities	3,136,921	2,902,079
Commitments and contingent liabilities
Redeemable noncontrolling interests in related party	6,801	108,219
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (Issued: 2018 - 102,244,248; 2017 - 107,227,347; Outstanding: 2018 - 102,244,248; 2017 - 103,282,427)	10,224	10,723
Treasury shares (2018 - 0; 2017 - 3,944,920)	—	(48,253)
Additional paid-in capital	1,029,179	1,099,599
Retained earnings	568,019	594,020
Shareholders’ equity attributable to Third Point Re common shareholders	1,607,422	1,656,089
Noncontrolling interests in related party	5,089	5,407
Total shareholders’ equity	1,612,511	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$4,756,233	$4,671,794

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2018	2017
Revenues
Gross premiums written	$378,360	$146,354
Gross premiums ceded	(14,646)	(1,125)
Net premiums written	363,714	145,229
Change in net unearned premium reserves	(221,228)	(7,220)
Net premiums earned	142,486	138,009
Net investment income before management and performance fees to related parties	7,839	167,835
Management and performance fees to related parties	(10,047)	(39,325)
Net investment income (loss)	(2,208)	128,510
Total revenues	140,278	266,519
Expenses
Loss and loss adjustment expenses incurred, net	92,620	85,895
Acquisition costs, net	51,405	54,452
General and administrative expenses	9,481	10,572
Other expenses	3,995	2,901
Interest expense	2,029	2,026
Foreign exchange losses	6,611	15
Total expenses	166,141	155,861
Income (loss) before income tax expense	(25,863)	110,658
Income tax expense	(128)	(5,298)
Net income (loss)	(25,991)	105,360
Net income attributable to noncontrolling interests in related party	(10)	(1,174)
Net income (loss) available to Third Point Re common shareholders	$(26,001)	$104,186
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(0.26)	$1.00
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(0.26)	$0.98
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	101,195,747	104,013,871
Diluted	101,195,747	105,701,599

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2018	2017
Common shares
Balance, beginning of period	$10,723	$10,650
Issuance of common shares, net	59	68
Common shares repurchased and retired	(558)	—
Balance, end of period	10,224	10,718
Treasury shares
Balance, beginning of period	(48,253)	(7,389)
Repurchase of common shares	—	(18,884)
Retirement of treasury shares	48,253	—
Balance, end of period	—	(26,273)
Additional paid-in capital
Balance, beginning of period	1,099,599	1,094,568
Issuance of common shares, net	(133)	430
Share compensation expense	1,245	1,830
Common shares repurchased and retired	(71,532)	—
Balance, end of period	1,029,179	1,096,828
Retained earnings
Balance, beginning of period	594,020	316,222
Net income (loss)	(25,991)	105,360
Net income attributable to noncontrolling interests in related party	(10)	(1,174)
Balance, end of period	568,019	420,408
Shareholders’ equity attributable to Third Point Re common shareholders	1,607,422	1,501,681
Noncontrolling interests in related party	5,089	16,849
Total shareholders’ equity	$1,612,511	$1,518,530

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2018	2017
Operating activities
Net income (loss)	$(25,991)	$105,360
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share compensation expense	1,245	1,830
Net interest expense on deposit liabilities	1,261	409
Net unrealized (gain) loss on investments and derivatives	62,940	(95,703)
Net realized gain on investments and derivatives	(65,770)	(61,028)
Net foreign exchange losses	6,611	15
Amortization of premium and accretion of discount, net	2,622	(665)
Changes in assets and liabilities:
Reinsurance balances receivable	(208,414)	(37,281)
Deferred acquisition costs, net	(50,110)	864
Unearned premiums ceded	(14,012)	(946)
Loss and loss adjustment expenses recoverable	(219)	(51)
Other assets	(559)	4,072
Interest and dividends receivable, net	(1,619)	(2,580)
Unearned premium reserves	235,240	8,167
Loss and loss adjustment expense reserves	34,392	18,798
Accounts payable and accrued expenses	(23,382)	1,179
Reinsurance balances payable	9,025	8,051
Performance fee payable to related party	20	30,857
Net cash used in operating activities	(36,720)	(18,652)
Investing activities
Purchases of investments	(1,032,890)	(613,020)
Proceeds from sales of investments	1,221,157	940,797
Purchases of investments to cover short sales	(300,467)	(120,014)
Proceeds from short sales of investments	277,174	232,856
Change in due to/from brokers, net	8,818	(362,792)
Increase (decrease) in securities sold under an agreement to repurchase	(10,551)	16,524
Net cash provided by investing activities	163,241	94,351
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	—	498
Taxes paid on withholding shares	(74)	—
Purchases of Third Point Re common shares under share repurchase program	(23,837)	(18,884)
Increase (decrease) in deposit liabilities, net	(614)	437
Change in total noncontrolling interests in related party, net	(101,746)	(19,999)
Net cash used in financing activities	(126,271)	(37,948)
Net increase in cash, cash equivalents and restricted cash	250	37,751
Cash, cash equivalents and restricted cash at beginning of period	549,333	308,891
Cash, cash equivalents and restricted cash at end of period	$549,583	$346,642
Supplementary information
Interest paid in cash	$8,523	$6,773
Income taxes paid in cash	$1,226	$1,355

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
These unaudited condensed consolidated financial statements include the results of Third Point Re and its wholly and majority owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), as filed with the U.S. Securities and Exchange Commission on March 1, 2018.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2017 10-K.
Prior year changes in the presentation of condensed consolidated financial statements
The Company had previously included unearned premium ceded and loss and loss adjustment expenses recoverable in other assets in the condensed consolidated balance sheets and changes in these balances in the condensed consolidated statements of cash flows. These balances have grown and are now disclosed as separate line items in the condensed consolidated balance sheets and changes in these balances in the condensed consolidated statements of cash flows.

Recently issued accounting standards
Issued and effective as of March 31, 2018
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements since all of the Company’s investments are valued at fair market value.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended at reducing diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. To date, the Company has not entered into any of the eight types of transactions addressed in ASU 2016-15. As a result, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows, specifically, the Company should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and cash equivalents. An entity with a material balance of amounts generally described as restricted cash and cash equivalents must disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. As a result of the adoption of ASU 2016-18, the Company retrospectively classified its restricted cash and cash equivalents within the condensed consolidated statement of cash flows and has included additional disclosures in accordance with ASU 2016-18 in its condensed consolidated financial statements. Prior to adoption, changes in restricted cash had been presented within cash flow from investing activities. Consequently, the condensed consolidated statement of cash flows for the three months ended March 31, 2017 includes adjustments to increase net cash used in investing activities by $35.9 million.
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 is intended to reduce diversity in practice and subsequent to its adoption, an entity will not apply modification accounting as a result of changes to terms and conditions of a share-based payment award if certain conditions are met. The amendments in ASU 2019-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.
Issued but not yet effective as of March 31, 2018
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting related to leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-02 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements as a result of the limited number of leases the Company currently has in place.
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
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a reconciliation of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,410	$8,197
Restricted cash securing letter of credit facilities (1)	236,994	250,487
Restricted cash securing other reinsurance contracts (2)	306,179	290,649
Total cash, cash equivalents and restricted cash (3)	549,583	549,333
Restricted investments securing other reinsurance contracts (2)	323,928	326,429
Total cash, cash equivalents, restricted cash and restricted investments	$873,511	$875,762

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

(3)	Cash, cash equivalents and restricted cash as reported in the Company’s condensed consolidated statements of cash flows.

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	March 31, 2018	December 31, 2017
Assets
Total investments in securities	$2,811,372	$2,995,097
Cash and cash equivalents	476	8
Restricted cash and cash equivalents	543,173	541,136
Due from brokers	318,703	305,093
Derivative assets, at fair value	54,114	73,372
Interest and dividends receivable	4,167	3,774
Total assets	3,732,005	3,918,480
Liabilities and noncontrolling interests in related party
Accounts payable and accrued expenses	3,616	5,137
Securities sold, not yet purchased	355,447	394,278
Securities sold under an agreement to repurchase	19,067	29,618
Due to brokers	792,633	770,205
Derivative liabilities, at fair value	14,510	14,503
Performance fee payable to related party	20	—
Interest and dividends payable	2,034	1,218
Total noncontrolling interests in related party (1)	11,890	113,626
Total liabilities and noncontrolling interests in related party	1,199,217	1,328,585
Total net investments managed by Third Point LLC	$2,532,788	$2,589,895

(1)	See Note 18 for additional information.
Fair Value Measurements
The Company’s Investment Manager has a formal valuation policy that sets forth the pricing methodology for investments to be used in determining the fair value of each security in the Company’s portfolio. The valuation policy is updated and approved at least on an annual basis by Third Point LLC’s valuation committee (the “Committee”). The Committee meets monthly and is comprised of officers and employees who are senior business management personnel of Third Point LLC. The Committee’s role is to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviews any due diligence performed and approves any changes to current or potential external pricing vendors.
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

Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. For example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.
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

•
The key inputs for swap valuation will vary based on the type of underlying security on which the contract was written. Generally, the key inputs for most swap contracts include notional, swap period, fixed rate, credit or interest rate curves, current market or spot price of the underlying security and the volatility of the underlying security.

Situations may arise when market quotations or valuations provided by external pricing vendors are available but the fair value may not represent current market conditions. In those cases, Third Point LLC may substitute valuations provided by external pricing vendors with multiple broker-dealer quotations.
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and OTC securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of March 31, 2018, securities valued at $170.4 million (December 31, 2017 - $234.4 million), representing 5.9% (December 31, 2017 - 7.6%) of investments in securities and derivative assets, and $2.1 million (December 31, 2017

- $2.1 million), representing 0.6% (December 31, 2017 - 0.5%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
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
As of March 31, 2018, the Company had $80.2 million (December 31, 2017 - $83.4 million) of investments fair valued by the Company’s Investment Manager representing approximately 2.8% (December 31, 2017 - 2.7%) of total investments in securities and derivative assets of which 98.7% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. As a result of the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the value that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As of March 31, 2018 and December 31, 2017, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	March 31, 2018		December 31, 2017
Reperforming loans	$133,481	70.5%	$160,354	71.1%
Market place loans	43,164	22.8%	52,584	23.3%
Other (1)	12,676	6.7%	12,561	5.6%
	$189,321	100.0%	$225,499	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.
As of March 31, 2018, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Equity securities	$2,064,380	$9,207	$—	$2,073,587
Private common equity securities	—	—	4,352	4,352
Private preferred equity securities	—	—	55,231	55,231
Total equities	2,064,380	9,207	59,583	2,133,170
Asset-backed securities	—	162,065	27,256	189,321
Bank debt	—	19,794	—	19,794
Corporate bonds	—	55,637	10,081	65,718
Municipal bonds	—	27,452	—	27,452
U.S. Treasury securities	—	240,549	—	240,549
Sovereign debt	—	87,485	—	87,485
Other debt securities	—	5,003	—	5,003
Total debt securities	—	597,985	37,337	635,322
Options	3,148	11,965	—	15,113
Rights and warrants	—	143	819	962
Real estate	—	—	6,937	6,937
Trade claims	—	3,423	—	3,423
Total other investments	3,148	15,531	7,756	26,435
Derivative assets (free standing)	—	54,114	—	54,114
	$2,067,528	$676,837	$104,676	2,849,041
Investments in funds valued at NAV				16,674
Total assets				$2,865,715
Liabilities
Equity securities	$330,043	$—	$—	$330,043
Corporate bonds	—	16,949	—	16,949
Options	2,973	5,413	—	8,386
Trade claims	—	69	—	69
Total securities sold, not yet purchased	333,016	22,431	—	355,447
Derivative liabilities (free standing)	—	12,514	1,996	14,510
Derivative liabilities (embedded)	—	—	124	124
Total liabilities	$333,016	$34,945	$2,120	$370,081

	December 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Equity securities	$2,200,379	$20,751	$—	$2,221,130
Private common equity securities	—	—	4,794	4,794
Private preferred equity securities	—	—	57,126	57,126
Total equities	2,200,379	20,751	61,920	2,283,050
Asset-backed securities	—	198,191	27,308	225,499
Bank debt	—	14,550	—	14,550
Corporate bonds	—	67,218	9,868	77,086
U.S. Treasury securities	—	249,994	—	249,994
Sovereign debt	—	102,569	—	102,569
Other debt securities	—	4,747	713	5,460
Total debt securities	—	637,269	37,889	675,158
Options	1,973	2,978	—	4,951
Rights and warrants	—	168	435	603
Real estate	—	—	6,831	6,831
Trade claims	—	7,496	—	7,496
Total other investments	1,973	10,642	7,266	19,881
Derivative assets (free standing)	—	73,372	—	73,372
	$2,202,352	$742,034	$107,075	3,051,461
Investments in funds valued at NAV				17,850
Total assets				$3,069,311
Liabilities
Equity securities	$364,215	$—	$—	$364,215
Corporate bonds	—	21,699	—	21,699
Options	2,668	5,696	—	8,364
Total securities sold, not yet purchased	366,883	27,395	—	394,278
Derivative liabilities (free standing)	—	12,418	2,085	14,503
Derivative liabilities (embedded)	—	—	171	171
Total liabilities	$366,883	$39,813	$2,256	$408,952
During the three months ended March 31, 2018, the Company made $nil (December 31, 2017 - $nil) of reclassifications of assets or liabilities between Levels 1 and 2.
Total change in unrealized gains (losses) on equity and debt securities held at the three months ended March 31, 2018 were $(23.9) million and $(0.6) million, respectively (2017 - $105.0 million and $1.7 million, respectively).

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2018 and 2017:

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	March 31, 2018
Assets
Private common equity securities	$4,794	$—	$—	$—	$(442)	$4,352
Private preferred equity securities	57,126	—	161	(15)	(2,041)	55,231
Asset-backed securities	27,308	1,839	12,197	(12,446)	(1,642)	27,256
Corporate bonds	9,868	—	20	—	193	10,081
Other debt securities	713	—	—	(892)	179	—
Rights and warrants	435	—	582	(204)	6	819
Real estate	6,831	—	—	(153)	259	6,937
Total assets	$107,075	$1,839	$12,960	$(13,710)	$(3,488)	$104,676
Liabilities
Derivative liabilities (free standing)	$(2,085)	$—	$—	$—	$89	$(1,996)
Derivative liabilities (embedded)	(171)	—	—	—	47	(124)
Total liabilities	$(2,256)	$—	$—	$—	$136	$(2,120)

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	March 31, 2017
Assets
Private common equity securities	$4,799	$—	$—	$—	$(54)	$4,745
Private preferred equity securities	48,834	—	—	(371)	(113)	48,350
Asset-backed securities	17,628	1,347	13,252	(10,796)	(646)	20,785
Bank debt	8,350	—	—	(254)	626	8,722
Corporate bonds	9,255	—	—	(266)	(5)	8,984
Total assets	$88,866	$1,347	$13,252	$(11,687)	$(192)	$91,586
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$—	$—	$(1,326)
Derivative liabilities (embedded)	(92)	—	—	—	(19)	(111)
Total liabilities	$(1,418)	$—	$—	$—	$(19)	$(1,437)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three months ended March 31, 2018 was $(4.0) million (2017 - $1.3 million).
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

March 31, 2018
Assets	Fair value	Valuation technique	Unobservable input	Range
Private equity investments	$6,357	Market approach	Volatility	35.0% - 65.0%
			Time to exit	1 - 1.5 years
			Multiple	6.5 - 8.8x
Real estate	6,937	Discounted cash flow	Discount rate	9.5%
			Capitalization rate	6.5% - 10.0%
Rights and warrants	818	Discounted cash flow	Discount rate	15.8%
			Time to exit	5 years
		Market approach	Multiple	3 - 3.5x

December 31, 2017
Assets	Fair value	Valuation technique	Unobservable input	Range
Private equity investments	$37,507	Market approach	Volatility	35.0% - 65.0%
			Time to exit	0.5 - 1.8 years
			Multiple	7.8 - 24.4x
Real estate	6,831	Discounted cash flow	Discount rate	9.5%
			Capitalization rate	6.5% - 10.0%
Other debt securities	713	Discounted cash flow	Capitalization rate	10.0%
Rights and warrants	433	Discounted cash flow	Discount rate	13.5%
			Time to exit	5.0 years
		Market approach	Multiple	3.8 - 4.6x
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
For the three months ended March 31, 2018 and 2017, there were no changes in the valuation techniques as they relate to the above.
5. Securities purchased under an agreement to sell, securities sold under an agreement to repurchase and securities lending transactions
The Company may enter into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agrees to resell or repurchase securities and the Company agrees to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements are generally collateralized by corporate or government bonds or asset-backed securities.  As the Company held only repurchase agreements as of March 31, 2018, these positions are not impacted by counterparty netting agreements. Interest payable and receivable related to these transactions are included in interest payable and receivable in the condensed consolidated balance sheets. Generally, repurchase and reverse repurchase agreements mature within 30 to 90 days. The Company may lend securities for securities lending transactions or pledge securities and/or cash for securities borrowed transactions. The value of any securities loaned is reflected in investments in securities.  Any collateral received is reflected in due to brokers in the condensed consolidated balance sheets.
The Company’s repurchase and securities lending agreements may result in credit exposure in the event the counterparty to the transaction is unable to fulfill its contractual obligations.  It is the Company’s policy to monitor and control collateral under such agreements.
The following table presents the remaining contractual maturity of the repurchase agreements and securities lending transactions by class of collateral pledged as of March 31, 2018 and December 31, 2017:

March 31, 2018	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements
Asset-backed securities	$—	$18,673	$—	$—	$18,673
Corporate securities	—	—	—	394	394
	$—	$18,673	$—	$394	$19,067
Securities lending transactions
U.S. Treasury and agency securities	$843	$—	$—	$—	$843

December 31, 2017	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements
Asset-backed securities	$—	$10,774	$18,844	$—	$29,618
6. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.

As of March 31, 2018 and December 31, 2017, the Company’s due from/to brokers were comprised of the following:

	March 31, 2018	December 31, 2017
Due from brokers
Cash held at brokers	$260,002	$295,467
Receivable from unsettled trades (1)	58,701	9,626
	$318,703	$305,093
Due to brokers
Borrowing from prime brokers	$751,494	$759,267
Payable from unsettled trades	41,139	10,938
	$792,633	$770,205
(1) Receivables relating to securities sold by the Company are recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from/to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of March 31, 2018, the Company’s borrowing from prime brokers includes a total non-U.S. currency balance of $82.4 million (December 31, 2017 - $70.1 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of March 31, 2018, the Company had $867.1 million (December 31, 2017 - $867.6 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt balances were collateralized by cash held by the broker and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on London Inter-bank Offered Rate. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income (loss) in the condensed consolidated statements of income (loss).

7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of March 31, 2018
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$9,020	$56,381
Total Return Swaps - Long Contracts	EGP	23,013	23,013
Equity Price
Contracts for Differences - Long Contracts	BRL/EUR/USD	10,817	115,267
Contracts for Differences - Short Contracts	EUR/SEK/USD	3,709	28,931
Total Return Swaps - Long Contracts	BRL	787	17,315
Interest Rates
Interest Rate Swaptions	JPY	273	68,591
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	BRL/CHF/EUR/HKD/JPY	5,548	716,389
Foreign Currency Options - Purchased	CNH/EUR/JPY	947	76,977
Total Derivative Assets		$54,114	$1,102,864

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$86	$12,928
Credit Default Swaps - Protection Sold	USD	2,448	4,703
Equity Price
Contracts for Differences - Long Contracts	BRL/EUR/GBP/USD	4,297	66,894
Contracts for Differences - Short Contracts	EUR/GBP/JPY	182	9,257
Total Return Swaps - Short Contracts	USD	119	86,050
Interest Rates
Interest Rate Swaptions	JPY	26	68,344
Sovereign Debt Futures - Short Contracts	EUR	24	125,774
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	CNH/SAR	7,287	210,796
Foreign Currency Options - Sold	CNH	41	71,084
Total Derivative Liabilities (free standing)		$14,510	$655,830

Embedded derivative liabilities in reinsurance contracts (3)	USD	$124	$20,000
Total Derivative Liabilities (embedded)		$124	$20,000

(1)
BRL = Brazilian Real, CHF = Swiss Franc, CNH = Chinese Yuan, EGP = Egyptian Pound, EUR = Euro, HKD = Hong Kong Dollar, GBP = British Pound, JPY = Japanese Yen, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar.

(2)	The absolute notional exposure represents the Company’s derivative activity as of March 31, 2018, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheets.

	As of December 31, 2017
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$8,205	$50,593
Total Return Swaps - Long Contracts	EGP	25,245	25,245
Equity Price
Contracts for Differences - Long Contracts	BRL / CHF / EUR / USD	17,298	163,868
Contracts for Differences - Short Contracts	DKK / NOK / SEK / USD	4,384	31,992
Total Return Swaps - Long Contracts	BRL / USD	15,936	96,388
Total Return Swaps - Short Contracts	USD	1	—
Interest Rates
Interest Rate Swaptions	JPY	539	64,950
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	HKD / JPY	1,764	511,937
Total Derivative Assets		$73,372	$944,973

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$1,250	$19,418
Credit Default Swaps - Protection Sold	USD	2,085	2,351
Equity Price
Contracts for Differences - Long Contracts	BRL / EUR / USD	2,200	93,200
Contracts for Differences - Short Contracts	DKK / EUR / USD	776	8,483
Total Return Swaps - Long Contracts	BRL / USD	73	50,858
Total Return Swaps - Short Contracts	USD	1,885	52,657
Interest Rates
Interest Rate Swaptions	JPY	70	64,482
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	BRL / CHF / CNH / EUR / HKD / SAR	6,164	573,498
Total Derivative Liabilities (free standing)		$14,503	$864,947

Embedded derivative liabilities in reinsurance contracts (3)	USD	$171	$20,000
Total Derivative Liabilities (embedded)		$171	$20,000

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

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three months ended March 31, 2018 and 2017. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	2018		2017
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit
Credit Default Swaps - Protection Purchased	$(1,248)	$559	$(1,328)	$1,620
Credit Default Swaps - Protection Sold	848	(761)	19	(24)
Total Return Swaps - Long Contracts	442	805	—	—
Equity Price
Contracts for Differences - Long Contracts	14,200	(8,578)	7,870	5,476
Contracts for Differences - Short Contracts	4,060	(81)	(3,212)	1,124
Total Return Swaps - Long Contracts	19,191	(15,077)	3,801	5,002
Total Return Swaps - Short Contracts	(6,856)	1,765	(2,729)	(413)
Interest Rates
Interest Rate Swaps	—	—	1,453	365
Interest Rate Swaptions	—	(221)	1,242	(1,769)
Sovereign Debt Futures - Short Contracts	(1)	(24)	(1,782)	764
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(13,816)	2,665	(5,874)	1,385
Foreign Currency Options - Purchased	—	(576)	(4,869)	502
Foreign Currency Options - Sold	—	83	2,185	(80)
	$16,820	$(19,441)	$(3,224)	$13,952
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$47	$—	$(19)
Total Derivative Liabilities (embedded)	$—	$47	$—	$(19)

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
The Company obtains/provides collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. During the period ended March 31, 2018, no termination events were triggered under the ISDA Master Agreements. As of March 31, 2018, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.4 million (December 31, 2017 - $3.6 million) for which the Company posted collateral in the form of cash of $51.2 million (December 31, 2017 - $103.0 million) in the normal course of business. Similarly, the Company held collateral (approximately $2.6 million) in cash from certain counterparties as of March 31, 2018. If the credit-risk-related contingent features underlying these instruments had been triggered as of March 31, 2018 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of March 31, 2018 and December 31, 2017, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2018 Derivative Contracts	Gross Amount (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received
Counterparty 1	$157	$157	$—	$—
Counterparty 2	2,639	215	—	2,424
Counterparty 3	30,666	1,285	—	29,381
Counterparty 4	3,036	3,036	—	—
Counterparty 5	10,601	5,829	—	4,772
Counterparty 6	3,650	109	1,312	2,229
Counterparty 7	1,811	442	1,217	152
Counterparty 8	12,117	7,228	—	4,889
Counterparty 9	1,402	246	—	1,156
	$66,079	$18,547	$2,529	$45,003

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
March 31, 2018 Derivative Contracts	Gross Amount (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged
Counterparty 1	$452	$158	$294	$—
Counterparty 2	215	215	—	—
Counterparty 3	1,285	1,285	—	—
Counterparty 4	4,117	3,037	1,080	—
Counterparty 5	5,829	5,829	—	—
Counterparty 6	109	109	—	—
Counterparty 7	442	442	—	—
Counterparty 8	7,228	7,228	—	—
Counterparty 9	246	246	—	—
	$19,923	$18,549	$1,374	$—

Securities sold under an agreement to repurchase and securities lending transactions
Counterparty 3	$833	$833	$—	$—
Counterparty 4	19,067	19,067	—	—
	$19,900	$19,900	$—	$—

(1)
The gross amounts of assets presented in the condensed consolidated balance sheets presented above includes the fair value of derivative contract assets as well as gross OTC option contract assets of $12.0 million included in other investments in the condensed consolidated balance sheets.

(2)
The gross amounts of liabilities presented in the condensed consolidated balance sheets presented above includes the fair value of derivative contract liabilities as well as gross OTC option contract liabilities of $5.4 million included in securities sold, not yet purchased in the condensed consolidated balance sheets.

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

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
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

(2)
The gross amounts of liabilities presented in the condensed consolidated balance sheets presented above includes the fair value of derivative contract liabilities as well as gross OTC option contract liabilities of $5.7 million included in securities sold, not yet purchased in the condensed consolidated balance sheets.

8. Loss and loss adjustment expense reserves
As of March 31, 2018 and December 31, 2017, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	March 31, 2018	December 31, 2017
Case loss and loss adjustment expense reserves	$115,243	$115,622
Incurred but not reported loss and loss adjustment expense reserves	645,786	604,260
Deferred gains on retroactive reinsurance contracts	602	688
	$761,631	$720,570
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2018 and 2017:

	2018	2017
Gross reserves for loss and loss adjustment expenses, beginning of period	$720,570	$605,129
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,113)	(1)
Net reserves for loss and loss adjustment expenses, beginning of period	719,457	605,128
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	75,759	85,123
Prior years	16,947	933
Amortization of deferred gains on retroactive reinsurance contracts	(86)	(161)
Total incurred loss and loss adjustment expenses	92,620	85,895
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(11,988)	(5,101)
Prior years	(46,459)	(62,046)
Total net paid losses	(58,447)	(67,147)
Foreign currency translation	6,669	1,858
Net reserves for loss and loss adjustment expenses, end of period	760,299	625,734
Plus: loss and loss adjustment expenses recoverable, end of period	1,332	52
Gross reserves for loss and loss adjustment expenses, end of period	$761,631	$625,786
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
The $16.9 million net increase in prior years’ reserves, which includes amortization of deferred gains, for the three months ended March 31, 2018 includes $0.6 million of net favorable reserve development related to decreases in loss reserve estimates and $17.5 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $0.6 million of net favorable prior years’ reserve development for the three months ended March 31, 2018 was accompanied by net increases of $0.1 million in acquisition costs, resulting in a $0.5 million improvement in the net underwriting results, primarily due to:

•	$2.4 million of net favorable underwriting loss development relating to several workers’ compensation contracts written from 2012 to 2014, driven by better than expected loss experience;

•
$2.1 million of net favorable underwriting loss development from several other contracts, including amortization of deferred gains, as a result of better than expected loss experience; partially offset by

•
$4.0 million of net adverse underwriting loss development relating to our Florida homeowners’ reinsurance contracts. This development is a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. This practice has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses.

•
The $17.5 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $5.1 million increase in acquisition costs, for a total of $22.6 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $22.9 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.3 million improvement in the net underwriting results for the three months ended March 31, 2018.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $0.8 million improvement in the net underwriting results for the three months ended March 31, 2018.

The $0.8 million increase in prior years’ reserves, which includes amortization of deferred gains, for the three months ended March 31, 2017 includes $2.4 million of additional loss reserves resulting from increases in premium earnings estimates on certain contracts, partially offset by $1.6 million of net favorable reserve development related to decreases in loss reserve estimates. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $2.4 million increase in loss and loss adjustment expenses incurred related to the increase in premium earnings estimates on certain contracts was accompanied by a $1.0 million increase in acquisition costs, for a total of $3.4 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium estimates was $3.4 million, resulting in minimal impact in net underwriting loss for the three months ended March 31, 2017.

•
The $1.6 million of net favorable prior years’ reserve development for the three months ended March 31, 2017 was accompanied by net increases of $1.6 million in acquisition costs, resulting in minimal impact in net underwriting loss.

•	In total, there was minimal change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates for the three months ended March 31, 2017.
9. Reinsurance premiums ceded
From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. In the three months ended March 31, 2018, the Company entered into a quota share contract that provides coverage for recovery of a portion of its mortgage assumed reinsurance contracts. Premiums ceded for the three months ended March 31, 2018 were $14.6 million (2017 - $1.1 million). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of March 31, 2018, the Company had loss and loss adjustment expenses recoverable of $1.3 million (December 31, 2017 - $1.1 million). The Company generally obtains retrocessional coverage from companies rated “A-“ or better by A.M. Best Company, Inc. unless the retrocessionaire’s obligations are collateralized.

10. Management and performance fees
Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA are parties to Joint Venture and Investment Management Agreements (the “Investment Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC manages certain jointly held assets.
Pursuant to the Investment Agreements, TP GP receives a performance fee allocation equal to 20% of the net investment income of the applicable company’s share of the investment assets managed by Third Point LLC. The performance fee accrued on net investment income is included in liabilities as a performance fee payable to related party during the period, unless funds are redeemed from the Joint Venture accounts, in which case, the proportionate share of performance fee, as described in Note 18, associated with the redemption is earned and allocated to noncontrolling interests in related party. At the end of each year, the remaining portion of the performance fee payable that has not been included in noncontrolling interests in related party through redemptions is earned and then allocated to TP GP’s capital account in accordance with the Investment Agreements.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable under the Investment Agreements. As of March 31, 2018, the Loss Recovery Account for Third Point Re BDA’s investment account was $2.1 million (December 31, 2017 - $nil) and Third Point Re USA’s investment account was $nil (December 31, 2017 - $nil).
Additionally, Third Point LLC is entitled to receive management fees, which are paid monthly. Pursuant to the Investment Agreements, a total management fee of 1.5% of net investments managed by Third Point LLC was paid to Third Point LLC.
For the three months ended March 31, 2018 and 2017, management and performance fees to related parties are as follows:

	2018	2017
Management fees - Third Point LLC	$9,775	$8,467
Performance fees - Third Point Advisors LLC (before loss carryforward)	2,380	30,858
Performance fees - Loss carryforward	(2,108)	—
	$10,047	$39,325
As of March 31, 2018, $0.02 million related to performance fees due under the Investment Agreements was included in performance fee payable to related party in the condensed consolidated balance sheets. As of December 31, 2017, $94.0 million related to performance fees earned by TP GP were included in noncontrolling interests in related party. See Note 18 for additional information.

11. Deposit accounted contracts
The following table represents activity for the deposit contracts for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Balance, beginning of period	$129,133	$104,905
Consideration received	1,114	22,658
Consideration receivable	—	2,080
Net investment expense allocation	1,261	2,800
Payments	(1,729)	(3,545)
Foreign currency translation	178	235
Balance, end of period	$129,957	$129,133
12. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of March 31, 2018, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of March 31, 2018, the Company had capitalized $1.2 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of March 31, 2018, the Notes had an estimated fair value of $114.7 million (December 31, 2017 - $116.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of March 31, 2018 and December 31, 2017.
Letters of credit
As of March 31, 2018, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
Citibank	$300,000	$161,024	$161,024
Lloyds Bank	125,000	75,970	75,970
	$425,000	$236,994	$236,994
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.

13. Net investment income (loss)
Net investment income (loss) for the three months ended March 31, 2018 and 2017 consisted of the following:

	2018	2017
Net investment income (loss) by type
Net realized gains on investments and investment derivatives	$65,770	$61,074
Net unrealized gains (losses) on investments and investment derivatives	(62,987)	95,674
Net losses on foreign currencies	(787)	(552)
Dividend and interest income	13,224	17,267
Dividends paid on securities sold, not yet purchased	(1,892)	(525)
Other expenses	(5,489)	(5,103)
Net investment income before management and performance fees to related parties	7,839	167,835
Management and performance fees to related parties	(10,047)	(39,325)
Net investment income (loss)	$(2,208)	$128,510

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the three months ended March 31, 2018 and 2017:

	2018	2017
Net investment income (loss) by asset type
Equity securities	$(18,325)	$150,269
Private common equity securities	(442)	(27)
Private preferred equity securities	(2,040)	262
Total equities	(20,807)	150,504
Asset-backed securities	12,449	2,833
Bank debt	2,521	4,142
Corporate bonds	(2,676)	8,915
Municipal bonds	3,778	—
U.S. Treasury securities	(637)	1,160
Sovereign debt	4,131	6,452
Other debt securities	438	—
Total debt securities	20,004	23,502
Options	(1,057)	(7,465)
Rights and warrants	(16)	44
Real estate	87	—
Trade claims	(3)	163
Total other investments	(989)	(7,258)
Net investment income (loss) in funds valued at NAV	(908)	3,623
Total net investment income (loss) from invested assets	(2,700)	170,371
Net investment income (loss) by liability type
Equity securities	12,918	(5,998)
Corporate bonds	(35)	(1,693)
Options	3,733	(1,693)
Total net investment income (loss) from securities sold, not yet purchased	16,616	(9,384)
Other investment income (losses) and other expenses not presented above
Other investment expenses	(352)	(1,914)
Net investment income (loss) on derivative contracts	(2,621)	10,728
Net investment loss on cash, including foreign exchange loss	(3,860)	(2,936)
Net investment losses on securities purchased under an agreement to sell and securities sold under and agreement to repurchase	(209)	(20)
Withholding taxes reclassified to income tax expense	965	990
Total other investment income (losses) and other expenses	(6,077)	6,848
Net investment income before management and performance fees to related parties	7,839	167,835
Management and performance fees to related parties	(10,047)	(39,325)
Net investment income (loss)	$(2,208)	$128,510

14. Other expenses
Other expenses for the three months ended March 31, 2018 and 2017 consisted of the following:

	2018	2017
Investment expense on deposit liabilities	$1,261	$409
Investment expense and change in fair value of embedded derivatives in reinsurance contracts	2,734	2,492
	$3,995	$2,901
15. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the condensed consolidated statements of income (loss) and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
The Company has an operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. Our non-U.S. subsidiaries would become subject to U.S. federal income tax only to the extent that they derive income from activity that is deemed to be the conduct of a trade or business within the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; and (4) creating a new limitation on deductible interest expense. Although the Company believes that it has accounted for the most significant tax effects of the Tax Act, there may be further changes that could impact the Company’s calculations of certain deferred tax amounts.
The Company also has subsidiaries in the United Kingdom, TPRUK and Third Point Re UK, which are subject to applicable taxes in that jurisdiction.
The Company is subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of March 31, 2018, the Company has accrued $1.9 million (December 31, 2017 - $1.9 million) for uncertain tax positions.
For the three months ended March 31, 2018 and 2017, the Company recorded income tax expense, as follows:

	2018	2017
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$(849)	$4,182
Change in uncertain tax positions	12	126
Withholding taxes on certain investment transactions	965	990
	$128	$5,298

16. Share capital
The following tables present a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the three months ended March 31, 2018 and 2017:

Common shares	2018	2017
Common shares issued, beginning of period	107,227,347	106,501,299
Options exercised	—	50,000
Restricted shares granted, net of forfeitures	2,516	—
Performance restricted shares granted, net of forfeitures and shares withheld	236,057	630,784
Retirement of treasury shares and shares repurchased (1)	(5,583,228)	—
Warrants exercised, net (2)	361,556	—
Common shares issued, end of period	102,244,248	107,182,083
Treasury shares, end of period	—	(2,177,639)
Common shares outstanding, end of period	102,244,248	105,004,444

(1)
Prior to December 31, 2017, common shares repurchased by the Company were not canceled and were classified as treasury shares. Effective January 1, 2018, all treasury shares were retired and future shares repurchased will be retired.

(2)
During the three months ended March 31, 2018, 1,156,184 warrants were exercised. As a result of the warrant holder electing net settlement, 794,628 of those common shares were withheld by the Company and were subsequently retired, resulting in a net issuance of 361,556 common shares.

Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. No preference shares have been issued to date.
Share repurchases
On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which together with the shares remaining under the previously announced share repurchase program would allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2018, the Company repurchased 1,638,308 of its common shares in the open market for $23.8 million at a weighted average cost, including commissions, of $14.55 per share. In the three months ended March 31, 2018, the Company retired all shares previously held in treasury. Common shares repurchased by the Company during the period were also retired.
As of March 31, 2018, the Company was authorized to repurchase up to an aggregate of $176.2 million of additional common shares under its share repurchase program.

17. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three months ended March 31, 2018 and 2017:

	2018	2017
Management and director options	$95	$347
Restricted shares with service condition	140	124
Restricted shares with service and performance condition	1,010	1,359
	$1,245	$1,830
As of March 31, 2018, the Company had $9.7 million (December 31, 2017 - $5.8 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.7 years (December 31, 2017 - 1.5 years).
Management and director options
The management and director options activity for the three months ended March 31, 2018 and year ended December 31, 2017 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2017	9,596,993	$13.64
Forfeited	(558,138)	18.00
Exercised	(150,802)	10.00
Balance as of January 1, 2018	8,888,053	13.43
Forfeited	—	—
Exercised	—	—
Balance as of March 31, 2018	8,888,053	$13.43
As of March 31, 2018, the weighted average remaining contractual term for options outstanding and exercisable was 3.9 years and 3.9 years, respectively (December 31, 2017 - 4.2 years and 4.1 years, respectively).
The following table summarizes information about the Company’s management and director share options outstanding as of March 31, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,123,532	$10.04	3.8 years	5,081,671	$10.03
$15.05 - $16.89	1,917,145	15.93	4.0 years	1,861,332	15.94
$20.00 - $25.05	1,847,376	20.26	4.0 years	1,805,518	20.22
	8,888,053	$13.43	3.9 years	8,748,521	$13.39

Restricted shares with service condition
Restricted share award activity for the three months ended March 31, 2018 and year ended December 31, 2017 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2017	301,043	$11.12
Granted	36,418	12.15
Forfeited	(71,429)	14.00
Vested	(247,823)	10.36
Balance as of January 1, 2018	18,209	12.15
Granted	2,516	15.30
Vested	(9,561)	12.30
Balance as of March 31, 2018	11,164	$12.73
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the three months ended March 31, 2018 and year ended December 31, 2017 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2017	1,381,740	577,486	$12.91
Granted	935,825	623,882	12.66
Forfeited	(325,568)	(45,617)	12.57
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(131,930)	12.17
Balance as of January 1, 2018	1,855,379	887,203	12.60
Granted	530,077	353,380	14.05
Forfeited	(288,700)	—	14.00
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	19,197	11.70
Balance as of March 31, 2018	1,980,999	1,144,023	$12.64
18. Noncontrolling interests in related party
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The joint ventures created through the Investment Agreements (Note 10) have been considered variable interest entities and have been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company has consolidated the joint ventures and has recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the condensed consolidated balance sheets.

A portion of the noncontrolling interest in investment affiliates is subject to contractual withdrawal rights of TP GP, whereas TP GP, at its sole discretion, can withdraw the capital over the minimum capital required to be maintained in its capital accounts. This excess capital is therefore recorded on the Company’s condensed consolidated balance sheets as redeemable noncontrolling interest in related party whereas the required minimum capital is recorded as noncontrolling interests in related party within shareholders’ equity on the Company’s condensed consolidated balance sheets since it does not have withdrawal rights.
Changes in the presentation of noncontrolling interests
During the quarter ended September 30, 2017, the Company identified that a portion of its noncontrolling interests were redeemable. This portion of the noncontrolling interests had previously been presented in noncontrolling interests to related party within shareholders’ equity when it should have been presented in the mezzanine section of the condensed consolidated balance sheet as redeemable noncontrolling interests in related party. As of March 31, 2017, $12.2 million of the noncontrolling interests in related party should have been presented in the mezzanine section of the condensed consolidated balance sheet as redeemable noncontrolling interests in related party and should have been excluded from noncontrolling interests in related party in shareholders’ equity. Although this impacted total shareholders’ equity, it did not impact shareholders’ equity attributable to Third Point Re common shareholders or retained earnings.  In addition, this change did not impact the consolidated statements of income, earnings per share or consolidated statement of cash flows.  The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the three months ended March 31, 2018 and 2017:

	Redeemable noncontrolling interests in related party		Noncontrolling interests in related party		Total noncontrolling interests in related party
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Balance, beginning of period	$108,219	$—	$5,407	$35,674	$113,626	$35,674
Changes in capital account allocation	(101,418)	—	(318)	(18,825)	(101,736)	(18,825)
Balance, end of period	$6,801	$—	$5,089	$16,849	$11,890	$16,849
In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA:

	Third Point Re BDA		Third Point Re USA		Total
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Balance, beginning of period	$97,619	$30,358	$16,007	$5,316	$113,626	$35,674
Net income (loss) attributable to total noncontrolling interests in related party	(7)	932	17	242	10	1,174
Contributions (1)	240	—	14	—	254	—
Redemptions	(89,000)	(17,999)	(13,000)	(2,000)	(102,000)	(19,999)
Balance, end of period	$8,852	$13,291	$3,038	$3,558	$11,890	$16,849
(1) Contributions include performance fees earned during the period. See Note 10 for additional information.
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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of March 31, 2018, the Company held a 14.6% (December 31, 2017 - 15.6%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss).
As of March 31, 2018, the estimated fair value of the investment in the limited partnership was $1.2 million (December 31, 2017 - $0.6 million).  The Company contributed $0.3 million to the Cayman HoldCo during the three months ended March 31, 2018 due to the purchase of underlying investments (2017 - $19.6 million net distributions). The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
Third Point Hellenic Recovery US Feeder Fund, L.P.
The Company is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
The Company has committed to invest $10.7 million (December 31, 2017 - $10.9 million) in the Hellenic Fund and as of March 31, 2018, had an unfunded capital commitment of $3.2 million. No capital distributions or calls were made during the three months ended March 31, 2018 and 2017.
As of March 31, 2018, the estimated fair value of the Company’s investment in the Hellenic Fund was $4.0 million (December 31, 2017 - $4.9 million), representing a 2.9% interest (December 31, 2017 - 2.9%). The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss).
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

The Company invests in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.  As of March 31, 2018, the Company held a 6.8% equity (December 31, 2017 - 7.0%) and 13.2% debt interest (December 31, 2017 - 13.1%) in TP DR. The Company accounts for its equity investment in TP DR under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss).
As of March 31, 2018, the estimated fair value of the investment was $12.6 million (December 31, 2017 - $12.7 million), corresponding to $3.4 million of equity (December 31, 2017 - $3.7 million) and $9.2 million of debt interest (December 31, 2017 - $9.0 million). During the three months ended March 31, 2018, the Company contributed cash of $0.6 million (2017 - $0.4 million) to TP DR. The Company has no further commitments or guarantees with respect to TP DR. The valuation policy with respect to this investment in investment funds is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
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
As of March 31, 2018, the Cloudbreak entities held $3.4 million (December 31, 2017 - $4.6 million) of the Company’s asset-backed security investments, which are included in investments in securities in the condensed consolidated balance sheet. The Company’s pro rata interest in the underlying investments is registered in the name of Cloudbreak II US LLC and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).
As of March 31, 2018, the Company held a 9.0% (December 31, 2017 - 9.3%) interest in TP Trading II LLC. The Company accounts for its equity investment in TP Trading II LLC under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss). As of March 31, 2018, the estimated fair value of the investment was $5.5 million (December 31, 2017 - $6.0 million). The valuation policy with respect to this investment is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with these investments are limited to the carrying value of the investments.
Ventures Entities
The Company holds equity interests in Venture Three Holdings LLC, Venture Four Holdings LLC and Venture Five Holdings LLC (collectively, the “Ventures entities”), which are affiliates of the Investment Manager. The Company invests in the Ventures entities alongside other investment funds managed by the Investment Manager. The primary purpose of these entities is to make investments in direct commercial real estate and real estate debt.
The Company accounts for its equity interests in the Ventures entities under the variable interest model, in which the Company is not the primary beneficiary. As of March 31, 2018, the Ventures entities held $7.1 million (December 31, 2017 - $7.5 million) of the Company’s real estate and other debt investments, which are included in investments in securities in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss). The valuation policy with respect to this investment is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment. As of March 31, 2018, the Company had an unfunded capital commitment of $11.8 million related to an equity investment held through Venture Six Holdings LLC.

19. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three months ended March 31, 2018 and 2017:

	2018	2017
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	101,195,747	104,013,871
Dilutive effect of options	—	781,568
Dilutive effect of warrants	—	722,816
Dilutive effect of restricted shares with service and performance condition	—	183,344
Diluted number of common shares outstanding	101,195,747	105,701,599
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(26,001)	$104,186
Net income allocated to Third Point Re participating common shareholders	—	(139)
Net income (loss) allocated to Third Point Re common shareholders	$(26,001)	$104,047
Basic earnings (loss) per common share	$(0.26)	$1.00
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(26,001)	$104,186
Net income allocated to Third Point Re participating common shareholders	—	(136)
Net income (loss) allocated to Third Point Re common shareholders	$(26,001)	$104,050
Diluted earnings (loss) per common share	$(0.26)	$0.98
For the three months ended March 31, 2018 and 2017, anti-dilutive options of 3,764,521 and 4,322,659, respectively, were excluded from the computation of diluted earnings per share. Additionally, as a result of the net loss for the three months ended March 31, 2018, outstanding options, warrants and restricted shares with service and performance condition totaling 10,382,268 are considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
20. Related party transactions
In addition to the transactions disclosed in Notes 4, 10 and 18 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of March 31, 2018, Loan LLC held $86.8 million (December 31, 2017 - $99.6 million) and Ventures LLC held $32.0 million (December 31, 2017 - $6.3 million) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss). The valuation policy, with respect to investments held by the nominees, is further discussed in Note 4.

BlackRock, Inc. (“BlackRock”) reported a beneficial ownership interest of more than 10% of the Company’s common shares as of December 31, 2017. As a result, BlackRock is considered a related party as defined by U.S. GAAP. As of March 31, 2018, $79.6 million (December 31, 2017 - $106.5 million) of equity securities in BlackRock were included in the Company’s condensed consolidated balance sheets. Included in the Company’s net investment income (loss) in its condensed consolidated statements of income (loss) was $6.5 million and $nil of investment income associated with the Company’s investment in BlackRock for the three months ended March 31, 2018 and 2017, respectively.

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
In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of March 31, 2018, the investment portfolio had a maximum payout amount of approximately $677.9 million (December 31, 2017 - $399.2 million ) relating to written put option contracts with expiration ranging from one month to six months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of March 31, 2018 was $4.7 million (December 31, 2017 - $3.5 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of March 31, 2018, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.
The following table sets forth certain information related to the Company’s written credit derivatives as of March 31, 2018 and December 31, 2017:

March 31, 2018	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
Single name (0 - 250)	$2,263	$2,440	$4,703	$—	$2,448	$(2,448)

December 31, 2017	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
Single name (0 - 250)	$—	$2,351	$2,351	$—	$2,085	$(2,085)

(1)	As of March 31, 2018 and December 31, 2017, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
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
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of March 31, 2018, the Company’s maximum counterparty credit risk exposure was $66.1 million (December 31, 2017 - $76.4 million).

Underwriting
The Company is exposed to credit risk through reinsurance contracts with companies that write credit risk insurance. The Company’s portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. The Company provides its clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. The Company proactively manages the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. The Company has bought some retrocessional coverage against a subset of these risks.
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
22. Commitments and Contingencies
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

23. Segment reporting
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
The following is a summary of the Company’s operating segment results for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
	Property and Casualty Reinsurance	Corporate	Total
Revenues
Gross premiums written	$378,360	$—	$378,360
Gross premiums ceded	(14,646)	—	(14,646)
Net premiums written	363,714	—	363,714
Change in net unearned premium reserves	(221,228)	—	(221,228)
Net premiums earned	142,486	—	142,486
Expenses
Loss and loss adjustment expenses incurred, net	92,620	—	92,620
Acquisition costs, net	51,405	—	51,405
General and administrative expenses	4,824	4,657	9,481
Total expenses	148,849	4,657	153,506
Net underwriting loss	(6,363)	n/a	n/a
Net investment income (loss)	2,599	(4,807)	(2,208)
Other expenses	(3,995)	—	(3,995)
Interest expense	—	(2,029)	(2,029)
Foreign exchange losses (1)	(6,611)	—	(6,611)
Income tax expense	—	(128)	(128)
Net income attributable to noncontrolling interests in related party	—	(10)	(10)
Segment loss	$(14,370)	$(11,631)
Net loss attributable to Third Point Re common shareholders			$(26,001)

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	65.0%
Acquisition cost ratio	36.1%
Composite ratio	101.1%
General and administrative expense ratio	3.4%
Combined ratio	104.5%

(1)
Foreign exchange losses primarily result from the revaluation of foreign currency loss and loss adjustment expense reserves denominated in non-U.S. dollar. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts, which is presented as part of the Property and Casualty segment. For the three months ended March 31, 2018, the Company modified the presentation of its operating segment to allocate foreign exchange losses to the Property and Casualty Reinsurance Segment to better align with the reinsurance activities that result in these foreign exchange gains and losses. These amounts had previously been presented as part of the Company’s corporate function. Prior period segment results have been adjusted to conform to this presentation.

(2)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended March 31, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues
Gross premiums written	$146,354	$—	$146,354
Gross premiums ceded	(1,125)	—	(1,125)
Net premiums written	145,229	—	145,229
Change in net unearned premium reserves	(7,220)	—	(7,220)
Net premiums earned	138,009	—	138,009
Expenses
Loss and loss adjustment expenses incurred, net	85,895	—	85,895
Acquisition costs, net	54,452	—	54,452
General and administrative expenses	6,312	4,260	10,572
Total expenses	146,659	4,260	150,919
Net underwriting loss	(8,650)	n/a	n/a
Net investment income	36,120	92,390	128,510
Other expenses	(2,901)	—	(2,901)
Interest expense	—	(2,026)	(2,026)
Foreign exchange losses (1)	(15)	—	(15)
Income tax expense	—	(5,298)	(5,298)
Net income attributable to noncontrolling interests in related party	—	(1,174)	(1,174)
Segment income	$24,554	$79,632
Net income available to Third Point Re common shareholders			$104,186

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	62.2%
Acquisition cost ratio	39.5%
Composite ratio	101.7%
General and administrative expense ratio	4.6%
Combined ratio	106.3%

(1)
Foreign exchange losses primarily result from the revaluation of foreign currency loss and loss adjustment expense reserves denominated in non-U.S. dollar. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts, which is presented as part of the Property and Casualty segment. For the three months ended March 31, 2018, the Company modified the presentation of its operating segment to allocate foreign exchange losses to the Property and Casualty Reinsurance Segment to better align with the reinsurance activities that result in these foreign exchange gains and losses. These amounts had previously been presented as part of the Company’s corporate function. Prior period segment results have been adjusted to conform to this presentation.

(2)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three months ended March 31, 2018 and 2017 as a percentage of total gross premiums written in the relevant period:

	2018	2017
Largest contract	24.2%	36.9%
Second largest contract	n/a	12.9%
Third largest contract	n/a	11.5%
Total for contracts contributing greater than 10% each	24.2%	61.3%
Total for contracts contributing less than 10% each	75.8%	38.7%
	100.0%	100.0%
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three months ended March 31, 2018 and 2017:

	2018		2017
Property	$369	0.1%	$12	—%
Casualty	153,220	40.5%	87,205	59.6%
Specialty	224,771	59.4%	59,137	40.4%
Total prospective reinsurance contracts	378,360	100.0%	146,354	100.0%
Retroactive reinsurance contracts	—	—%	—	—%
	$378,360	100.0%	$146,354	100.0%
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three months ended March 31, 2018 and 2017:

	2018		2017
Largest broker	$169,261	44.7%	$67,689	46.3%
Second largest broker	139,555	36.9%	24,149	16.5%
Third largest broker	n/a	n/a	16,029	11.0%
Other	69,544	18.4%	38,487	26.2%
	$378,360	100.0%	$146,354	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three months ended March 31, 2018 and 2017:

	2018		2017
United States	$232,871	61.6%	$42,430	29.0%
Bermuda	70,353	18.6%	54,075	36.9%
United Kingdom	51,985	13.7%	49,849	34.1%
Other	23,151	6.1%	—	—%
	$378,360	100.0%	$146,354	100.0%
24. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, condensed consolidating statements of income and condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$2,133,170	$—	$2,133,170
Debt securities	—	—	635,322	—	635,322
Other investments	—	—	43,109	—	43,109
Total investments in securities	—	—	2,811,601	—	2,811,601
Cash and cash equivalents	1	198	6,211	—	6,410
Restricted cash and cash equivalents	—	—	543,173	—	543,173
Investment in subsidiaries	1,634,213	272,856	165,082	(2,072,151)	—
Due from brokers	—	—	318,703	—	318,703
Derivative assets, at fair value	—	—	54,114	—	54,114
Interest and dividends receivable	—	—	4,167	—	4,167
Reinsurance balances receivable	—	—	684,897	—	684,897
Deferred acquisition costs, net	—	—	308,903	—	308,903
Unearned premiums ceded	—	—	15,061	—	15,061
Loss and loss adjustment expenses recoverable	—	—	1,332	—	1,332
Amounts due from (to) affiliates	(26,268)	(3,623)	29,891	—	—
Other assets	520	—	7,352	—	7,872
Total assets	$1,608,466	$269,431	$4,950,487	$(2,072,151)	$4,756,233
Liabilities
Accounts payable and accrued expenses (1)	$1,044	$(9,240)	$19,469	$—	$11,273
Reinsurance balances payable	—	—	50,799	—	50,799
Deposit liabilities	—	—	129,957	—	129,957
Unearned premium reserves	—	—	884,758	—	884,758
Loss and loss adjustment expense reserves	—	—	761,631	—	761,631
Securities sold, not yet purchased, at fair value	—	—	355,447	—	355,447
Securities sold under an agreement to repurchase	—	—	19,067	—	19,067
Due to brokers	—	—	792,633	—	792,633
Derivative liabilities, at fair value	—	—	14,510	—	14,510
Performance fee payable to related party	—	—	20	—	20
Interest and dividends payable	—	1,015	2,034	—	3,049
Senior notes payable, net of deferred costs	—	113,777	—	—	113,777
Total liabilities	1,044	105,552	3,030,325	—	3,136,921
Redeemable noncontrolling interests in related party	—	—	6,801	—	6,801
Shareholders’ equity
Common shares	10,224	—	1,239	(1,239)	10,224
Additional paid-in capital	1,029,179	165,290	1,533,076	(1,698,366)	1,029,179
Retained earnings (deficit)	568,019	(1,411)	373,957	(372,546)	568,019
Shareholders’ equity attributable to Third Point Re common shareholders	1,607,422	163,879	1,908,272	(2,072,151)	1,607,422
Noncontrolling interests in related party	—	—	5,089	—	5,089
Total shareholders’ equity	1,607,422	163,879	1,913,361	(2,072,151)	1,612,511
Total liabilities, noncontrolling interests and shareholders’ equity	$1,608,466	$269,431	$4,950,487	$(2,072,151)	$4,756,233
(1) Negative balance of $9.2 million represents net deferred tax assets that are offset by net deferred tax liabilities in Third Point Re USA of $9.6 million, resulting in a net liability position as of March 31, 2018.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$2,283,050	$—	$2,283,050
Debt securities	—	—	675,158	—	675,158
Other investments	—	—	37,731	—	37,731
Total investments in securities	—	—	2,995,939	—	2,995,939
Cash and cash equivalents	9	199	7,989	—	8,197
Restricted cash and cash equivalents	—	—	541,136	—	541,136
Investment in subsidiaries	1,657,467	274,272	164,909	(2,096,648)	—
Due from brokers	—	—	305,093	—	305,093
Derivative assets, at fair value	—	—	73,372	—	73,372
Interest and dividends receivable	—	—	3,774	—	3,774
Reinsurance balances receivable	—	—	476,008	—	476,008
Deferred acquisition costs, net	—	—	258,793	—	258,793
Unearned premiums ceded	—	—	1,049	—	1,049
Loss and loss adjustment expenses recoverable	—	—	1,113	—	1,113
Amounts due from (to) affiliates	(1,288)	412	876	—	—
Other assets	664	—	6,656	—	7,320
Total assets	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794
Liabilities
Accounts payable and accrued expenses	$763	$(8,805)	$42,674	$—	$34,632
Reinsurance balances payable	—	—	41,614	—	41,614
Deposit liabilities	—	—	129,133	—	129,133
Unearned premium reserves	—	—	649,518	—	649,518
Loss and loss adjustment expense reserves	—	—	720,570	—	720,570
Securities sold, not yet purchased, at fair value	—	—	394,278	—	394,278
Securities sold under an agreement to repurchase	—	—	29,618	—	29,618
Due to brokers	—	—	770,205	—	770,205
Derivative liabilities, at fair value	—	—	14,503	—	14,503
Interest and dividends payable	—	3,055	1,220	—	4,275
Senior notes payable, net of deferred costs	—	113,733	—	—	113,733
Total liabilities	763	107,983	2,793,333	—	2,902,079
Redeemable noncontrolling interests in related party	—	—	108,219	—	108,219
Shareholders’ equity
Common shares	10,723	—	1,250	(1,250)	10,723
Treasury shares	(48,253)	—	—	—	(48,253)
Additional paid-in capital	1,099,599	165,097	1,531,770	(1,696,867)	1,099,599
Retained earnings (deficit)	594,020	1,803	396,728	(398,531)	594,020
Shareholders' equity attributable to Third Point Re common shareholders	1,656,089	166,900	1,929,748	(2,096,648)	1,656,089
Noncontrolling interests in related party	—	—	5,407	—	5,407
Total shareholders' equity	1,656,089	166,900	1,935,155	(2,096,648)	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794

CONDENSED CONSOLIDATING STATEMENTS OF LOSS

For the three months ended March 31, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$378,360	$—	$378,360
Gross premiums ceded	—	—	(14,646)	—	(14,646)
Net premiums written	—	—	363,714	—	363,714
Change in net unearned premium reserves	—	—	(221,228)	—	(221,228)
Net premiums earned	—	—	142,486	—	142,486
Net investment loss	—	—	(2,208)	—	(2,208)
Equity in losses of subsidiaries	(24,358)	(1,609)	(18)	25,985	—
Total revenues	(24,358)	(1,609)	140,260	25,985	140,278
Expenses
Loss and loss adjustment expenses incurred, net	—	—	92,620	—	92,620
Acquisition costs, net	—	—	51,405	—	51,405
General and administrative expenses	1,643	3	7,835	—	9,481
Other expenses	—	—	3,995	—	3,995
Interest expense	—	2,029	—	—	2,029
Foreign exchange losses	—	—	6,611	—	6,611
Total expenses	1,643	2,032	162,466	—	166,141
Loss before income tax benefit	(26,001)	(3,641)	(22,206)	25,985	(25,863)
Income tax (expense) benefit	—	427	(555)	—	(128)
Net loss	(26,001)	(3,214)	(22,761)	25,985	(25,991)
Net income attributable to noncontrolling interests in related party	—	—	(10)	—	(10)
Net loss attributable to Third Point Re common shareholders	$(26,001)	$(3,214)	$(22,771)	$25,985	$(26,001)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended March 31, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$146,354	$—	$146,354
Gross premiums ceded	—	—	(1,125)	—	(1,125)
Net premiums written	—	—	145,229	—	145,229
Change in net unearned premium reserves	—	—	(7,220)	—	(7,220)
Net premiums earned	—	—	138,009	—	138,009
Net investment income	—	—	128,510	—	128,510
Equity in earnings of subsidiaries	105,370	8,989	5	(114,364)	—
Total revenues	105,370	8,989	266,524	(114,364)	266,519
Expenses
Loss and loss adjustment expenses incurred, net	—	—	85,895	—	85,895
Acquisition costs, net	—	—	54,452	—	54,452
General and administrative expenses	1,184	8	9,380	—	10,572
Other expenses	—	—	2,901	—	2,901
Interest expense	—	2,026	—	—	2,026
Foreign exchange losses	—	—	15	—	15
Total expenses	1,184	2,034	152,643	—	155,861
Income before income tax expense	104,186	6,955	113,881	(114,364)	110,658
Income tax (expense) benefit	—	712	(6,010)	—	(5,298)
Net income	104,186	7,667	107,871	(114,364)	105,360
Net income attributable to noncontrolling interests in related party	—	—	(1,174)	—	(1,174)
Net income available to Third Point Re common shareholders	$104,186	$7,667	$106,697	$(114,364)	$104,186

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(26,001)	$(3,214)	$(22,761)	$25,985	$(25,991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	24,358	1,609	18	(25,985)	—
Share compensation expense	141	—	1,104	—	1,245
Net interest expense on deposit liabilities	—	—	1,261	—	1,261
Net unrealized loss on investments and derivatives	—	—	62,940	—	62,940
Net realized gain on investments and derivatives	—	—	(65,770)	—	(65,770)
Net foreign exchange losses	—	—	6,611	—	6,611
Amortization of premium and accretion of discount, net	—	44	2,578	—	2,622
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(208,414)	—	(208,414)
Deferred acquisition costs, net	—	—	(50,110)	—	(50,110)
Unearned premiums ceded	—	—	(14,012)	—	(14,012)
Loss and loss adjustment expenses recoverable	—	—	(219)	—	(219)
Other assets	144	—	(703)	—	(559)
Interest and dividends receivable, net	—	(2,040)	421	—	(1,619)
Unearned premium reserves	—	—	235,240	—	235,240
Loss and loss adjustment expense reserves	—	—	34,392	—	34,392
Accounts payable and accrued expenses	281	(435)	(23,228)	—	(23,382)
Reinsurance balances payable	—	—	9,025	—	9,025
Performance fees payable to related party	—	—	20	—	20
Amounts due from (to) affiliates	24,980	4,035	(29,015)	—	—
Net cash provided by (used in) operating activities	23,903	(1)	(60,622)	—	(36,720)
Investing activities
Purchases of investments	—	—	(1,032,890)	—	(1,032,890)
Proceeds from sales of investments	—	—	1,221,157	—	1,221,157
Purchases of investments to cover short sales	—	—	(300,467)	—	(300,467)
Proceeds from short sales of investments	—	—	277,174	—	277,174
Change in due to/from brokers, net	—	—	8,818	—	8,818
Increase in securities sold under an agreement to repurchase	—	—	(10,551)	—	(10,551)
Net cash provided by investing activities	—	—	163,241	—	163,241
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(23,837)	—	—	—	(23,837)
Decrease in deposit liabilities, net	—	—	(614)	—	(614)
Change in total noncontrolling interests in related party, net	—	—	(101,746)	—	(101,746)
Net cash provided by (used in) financing activities	(23,911)	—	(102,360)	—	(126,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8)	(1)	259	—	250
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$1	$198	$549,384	$—	$549,583

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$104,186	$7,667	$107,871	$(114,364)	$105,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(105,370)	(8,989)	(5)	114,364	—
Share compensation expense	—	—	1,830	—	1,830
Net interest income on deposit liabilities	—	—	409	—	409
Net unrealized gain on investments and derivatives	—	—	(95,703)	—	(95,703)
Net realized gain on investments and derivatives	—	—	(61,028)	—	(61,028)
Net foreign exchange losses	—	—	15	—	15
Amortization of premium and accretion of discount, net	—	44	(709)	—	(665)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(37,281)	—	(37,281)
Deferred acquisition costs, net	—	—	864	—	864
Unearned premiums ceded	—	—	(946)	—	(946)
Loss and loss adjustment expenses recoverable	—	—	(51)	—	(51)
Other assets	144	(713)	4,641	—	4,072
Interest and dividends receivable, net	—	(2,042)	(538)	—	(2,580)
Unearned premium reserves	—	—	8,167	—	8,167
Loss and loss adjustment expense reserves	—	—	18,798	—	18,798
Accounts payable and accrued expenses	80	—	1,099	—	1,179
Reinsurance balances payable	—	—	8,051	—	8,051
Performance fees payable to related party	—	—	30,857	—	30,857
Amounts due from (to) affiliates	17,777	(4,266)	(13,511)	—	—
Net cash provided by (used in) operating activities	16,817	(8,299)	(27,170)	—	(18,652)
Investing activities
Purchases of investments	—	—	(613,020)	—	(613,020)
Proceeds from sales of investments	—	—	940,797	—	940,797
Purchases of investments to cover short sales	—	—	(120,014)	—	(120,014)
Proceeds from short sales of investments	—	—	232,856	—	232,856
Change in due to/from brokers, net	—	—	(362,792)	—	(362,792)
Increase in securities sold under an agreement to repurchase	—	—	16,524	—	16,524
Net cash provided by investing activities	—	—	94,351	—	94,351
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	498	—	—	—	498
Purchases of Third Point Re common shares under share repurchase program	(18,884)	—	—	—	(18,884)
Increase in deposit liabilities, net	—	—	437	—	437
Change in total noncontrolling interests in related party, net	—	—	(19,999)	—	(19,999)
Dividend received by (paid to) parent	—	8,300	(8,300)	—	—
Net cash provided by (used in) financing activities	(18,386)	8,300	(27,862)	—	(37,948)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,569)	1	39,319	—	37,751
Cash, cash equivalents and restricted cash at beginning of period	1,629	79	307,183	—	308,891
Cash, cash equivalents and restricted cash at end of period	$60	$80	$346,502	$—	$346,642

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
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. We also have a corporate function that includes our investment income on capital, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange losses and income tax expense.
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of contracts written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves and the premiums received at the inception of the contract generate insurance float. The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We currently assume a minimal amount of property catastrophe risk and our property catastrophe exposures have remained low when compared to many other reinsurers with whom we compete.
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
There continues to be significant underwriting capacity available and market conditions remain challenging. We believe this excess capacity is due to strong retained earnings in the reinsurance industry as a result of historically low catastrophe losses, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants. During the third quarter of 2017, the insurance industry was impacted by significant catastrophe losses, including losses caused by hurricanes Harvey, Irma and Maria and two earthquakes in Mexico. Considering the significant third quarter catastrophe losses, losses sustained in the fourth quarter from California wildfires and other smaller catastrophe losses incurred throughout the year, AIR Worldwide, Risk Management Solutions, Inc., and other industry experts believe that the amount of insured catastrophe losses for 2017 could exceed $100 billion. While many market participants were hopeful that the significant catastrophe losses would lead to significant improvements in pricing, terms and conditions within the property catastrophe line of business with the possibility of improvements in other reinsurance lines, improvements within the property catastrophe line of business at the January 1 renewal date were generally lower than market expectations. However, we are seeing some signs of improvements in reinsurance terms and conditions and underlying pricing in some of the lines of business that we focus on. We renewed several contracts during the fourth quarter of 2017 and the first quarter of 2018 where we were able to achieve improved reinsurance terms and/or believe there was some modest improvement in the underlying pricing of the insurance policies. We are cautiously optimistic that we will continue to see similar improvements across our in force portfolio as well as new business opportunities.
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
The table below shows the key performance indicators for our consolidated business for the three months ended March 31, 2018 and 2017:

	2018	2017
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(6,363)	$(8,650)
Combined ratio (1)	104.5%	106.3%

Key investment return metrics:
Net investment income (loss)	$(2,208)	$128,510
Net investment return on investments managed by Third Point LLC	(0.2)%	5.8%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$16.03	$16.33
Diluted book value per share (2) (3)	$15.39	$15.65
Change in diluted book value per share (2)	(1.7)%	6.7%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	(1.6)%	7.4%
Invested asset leverage (3)	1.58	1.56

(1)	See Note 23 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations in “Non-GAAP Financial Measures and Other Financial Metrics”.

(3)	Prior year comparatives represent amounts as of December 31, 2017.

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
As of March 31, 2018, basic book value per share was $16.03, representing a decrease of $0.30 per share, or 1.8%, from $16.33 per share as of December 31, 2017. As of March 31, 2018, diluted book value per share was $15.39, representing a decrease of $0.26 per share, or 1.7%, from $15.65 per share as of December 31, 2017. The decreases were primarily due to a net loss in the period.
The changes in basic book value per share and diluted book value per share were also impacted by share activity including share repurchases and the issuance of performance restricted shares.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a net loss in the period.
Invested asset leverage

Invested asset leverage is a ratio calculated by dividing our net investments managed by Third Point LLC by shareholders’ equity attributable to Third Point Re common shareholders and is a key metric in assessing the amount of insurance float generated by our reinsurance operation that has been invested by our investment manager, Third Point LLC.  Given the sensitivity of our return on beginning shareholders’ equity to our net investment return on investments managed by Third Point LLC, invested asset leverage is an important metric that management monitors.  It is also an important metric by which we evaluate our capital adequacy for rating agency and regulatory purposes.  Maintaining an appropriate invested asset leverage in order to optimize our return potential, while maintaining sufficient rating agency and regulatory capital is an important aspect of how we manage the Company. We generally target an invested asset leverage ratio within a range of approximately 1.5 to 1.6, which we believe appropriately balances our return potential against the risk within our investment portfolio.

Invested asset leverage was consistent between March 31, 2018 and December 31, 2017.

Consolidated Results of Operations—Three months ended March 31, 2018 and 2017:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2018 and 2017:

	2018	2017	Change
	($ in thousands)
Net underwriting income (loss) (1)	$(6,363)	$(8,650)	$2,287
Net investment income (loss)	(2,208)	128,510	(130,718)
Net investment return on investments managed by Third Point LLC	(0.2)%	5.8%	(6.0)%
General and administrative expenses (2)	(4,657)	(4,260)	(397)
Other expenses	(3,995)	(2,901)	(1,094)
Interest expense	(2,029)	(2,026)	(3)
Foreign exchange losses	(6,611)	(15)	(6,596)
Income tax expense	(128)	(5,298)	5,170
Net income (loss) available to Third Point Re common shareholders	$(26,001)	$104,186	$(130,187)
(1) Property and Casualty Reinsurance segment only.
(2) Corporate function only.
The key driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income (loss) and therefore in our consolidated net income (loss). See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income (loss) for the three months ended March 31, 2018 compared to the prior year period were primarily due to the following:
Change in net underwriting results:

•
The improvement in our net underwriting results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decrease in general and administrative expenses allocated to underwriting activities in the three months ended March 31, 2017 due to lower payroll related costs in the current year period.

Other key variances:

•
The increase in other expenses for the three months ended March 31, 2018 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts as well as an increase in the amount of total deposit liabilities compared to the three months ended March 31, 2017.

•
The increase in foreign exchange losses was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had weakened during the current year period compared to the prior year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the period were offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts.

•	The decrease in income tax expense for the three months ended March 31, 2018 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries.

Segment Results—Three months ended March 31, 2018 and 2017.
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
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three months ended March 31, 2018 and 2017:

	2018	2017	Change
	($ in thousands)
Gross premiums written	$378,360	$146,354	$232,006
Gross premiums ceded	(14,646)	(1,125)	(13,521)
Net premiums earned	142,486	138,009	4,477
Loss and loss adjustment expenses incurred, net	92,620	85,895	6,725
Acquisition costs, net	51,405	54,452	(3,047)
General and administrative expenses	4,824	6,312	(1,488)
Net underwriting income (loss)	(6,363)	(8,650)	2,287
Net investment income on float	2,599	36,120	(33,521)
Other expenses	(3,995)	(2,901)	(1,094)
Foreign exchange losses	(6,611)	(15)	(6,596)
Segment income (loss)	$(14,370)	$24,554	$(38,924)
Underwriting ratios (1):
Loss ratio	65.0%	62.2%	2.8%
Acquisition cost ratio	36.1%	39.5%	(3.4)%
Composite ratio	101.1%	101.7%	(0.6)%
General and administrative expense ratio	3.4%	4.6%	(1.2)%
Combined ratio	104.5%	106.3%	(1.8)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we will not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation and/or cancellation provisions; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three months ended March 31, 2018 and 2017:

	2018		2017
	($ in thousands)
Property	$369	0.1%	$12	—%
Casualty	153,220	40.5%	87,205	59.6%
Specialty	224,771	59.4%	59,137	40.4%
Total prospective reinsurance contracts	$378,360	100.0%	$146,354	100.0%
Retroactive reinsurance contracts	—	—%	—	—%
	$378,360	100.0%	$146,354	100.0%
The increase in gross premiums written of $232.0 million, or 158.5%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was driven by:
Factors resulting in an increase:

•
For the three months ended March 31, 2018, we wrote $106.4 million of new premium, of which $102.9 million was specialty business, including one multi-line contract covering casualty and specialty risks for $91.6 million, and $3.5 million was casualty business.

•
We recognized net increases in premium of $136.8 million and $11.5 million in the three months ended March 31, 2018 and 2017, respectively, related to contracts renewed in the current year with no comparable premium in the prior year period. Certain of these contracts were previously written in 2016 and others in third quarter of 2017 and therefore did not have comparable premium in the first quarter of 2017.

•
We recorded net increases in premium estimates relating to prior periods of $13.1 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The increases in premium estimates for the three months ended March 31, 2018 and 2017 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
Changes in renewal premiums for the three months ended March 31, 2018 resulted in a net increase in premiums of $3.4 million. Premiums can change on renewals of contracts due to a number of factors, including changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factors resulting in decreases:

•
We recognized $14.8 million of premium in the three months ended March 31, 2017 related to contracts that we did not renew in the three months ended March 31, 2018 as a result of underlying terms and conditions.

Gross Premiums Ceded
The increase in gross premiums ceded in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a new ceded contract covering certain of our 2018 mortgage contracts.
Net Premiums Earned
The increase in net premiums earned in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a higher in-force underwriting portfolio.

Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in mix of business and a higher in-force underwriting portfolio.
The following is a summary of the net impact from loss reserve development for the three months ended March 31, 2018 and 2017:
For the three months ended March 31, 2018, we recognized $0.6 million of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $0.1 million in acquisition costs, resulting in a $0.5 million improvement in the net underwriting results. The net underwriting results impact of the favorable loss development was primarily due to the following factors:

•	$2.4 million of net favorable underwriting loss development relating to several workers’ compensation contracts written from 2012 to 2014, driven by better than expected loss experience;

•
$2.1 million of net favorable underwriting loss development from several other contracts, including amortization of deferred gains, as a result of better than expected loss experience; partially offset by

•
$4.0 million of net adverse underwriting loss development relating to our Florida homeowners’ reinsurance contracts primarily as a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters, which we believe has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses.

For the three months ended March 31, 2017, we recognized $1.6 million of net favorable prior years’ reserve development, offset by net increases of $1.6 million in acquisition costs, resulting in minimal impact to net underwriting loss.
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
The decrease in acquisition costs, net, and the related acquisition cost ratio for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a change in mix of business and changes in acquisition cost estimates on certain contracts as a result of changes in loss development in the three months ended March 31, 2017.
See additional information in Net Loss and Loss Adjustment Expenses section above.
Net Investment Income (Loss)
Net investment income (loss) allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The decrease in net investment income (loss) on float for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the decrease in investment returns compared to the prior year period and higher amount of investments attributable to float managed by Third Point LLC. See the discussion of net investment income (loss) under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income (loss) for the years presented.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 decreased as result of lower payroll related costs primarily due to lower annual incentive plan compensation expense accruals and lower stock compensation expense. Our annual incentive plan funding is based on a formula derived from certain financial performance metrics. Our accrual was lower for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 to reflect the lower performance of the Company in the period relative to the bonus pool performance metrics.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The increase in other expenses for the three months ended March 31, 2018 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts as well as to an increase in the amount of total deposit liabilities compared to the three months ended March 31, 2017.
Foreign Exchange Losses
The increase in foreign exchange losses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had weakened during the current year period compared to the prior year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Corporate Function
The following table sets forth net income (loss) and the period over period changes for the corporate function for the three months ended March 31, 2018 and 2017:

	Three months ended
	2018	2017	Change
	($ in thousands)
Net investment income (loss) on capital	$(4,807)	$92,390	$(97,197)
General and administrative expenses	(4,657)	(4,260)	(397)
Interest expense	(2,029)	(2,026)	(3)
Income tax expense	(128)	(5,298)	5,170
Segment (income) loss attributable to noncontrolling interests in related party	(10)	(1,174)	1,164
Segment income (loss)	$(11,631)	$79,632	$(91,263)

Investment Results
The primary driver of our net investment income (loss) is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three months ended March 31, 2018 and 2017:

	2018			2017
	Long	Short	Net	Long	Short	Net
Equity	(0.7)%	—%	(0.7)%	6.4%	(1.2)%	5.2%
Credit	0.4%	(0.1)%	0.3%	0.4%	(0.2)%	0.2%
Other	0.5%	(0.3)%	0.2%	0.8%	(0.4)%	0.4%
Net investment return on investments managed by Third Point LLC	0.2%	(0.4)%	(0.2)%	7.6%	(1.8)%	5.8%

S&P 500 Total Return Index			(2.5)%			6.1%
The net investment results for the three months ended March 31, 2018, were primarily attributable to losses in the long equity portfolio partially offset by gains in structured credit and hedges. Within the long equity portfolio, performance within the Consumer and Industrials sectors detracted from positive returns in the financials and technology, media and telecommunications sectors. Within credit, the structured credit generated gains amidst a favorable backdrop for the U.S. mortgage-backed securities in the portfolio. The macro and other strategies contributed gains through profitable hedges.
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
General and Administrative Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. The increase in general and administrative expenses related to corporate activities for the three months ended March 31, 2018 compared to the prior year period was primarily due to an increase in professional fees.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Income Taxes
See Note 15 to our condensed consolidated financial statements for additional information regarding income taxes. The decrease in income tax expense for the three months ended March 31, 2018 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries.
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
Non-GAAP Financial Measures
Net Investment Income on Float
Net investment income on float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums and proceeds from deposit accounted contracts are collected before losses are paid. In some instances, the interval between receipts and payments can extend over many years. During this time interval, insurance and reinsurance companies invest the premiums received and generate investment returns.We track cash flows generated by our property and casualty reinsurance operations, or float, in separate accounts that allow us to also track the net investment income generated on the float. We believe that net investment income generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of long-term incentive compensation. Net investment income on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income on float to net investment income (loss) for the three months ended March 31, 2018 and 2017.

	2018	2017
	($ in thousands)
Net investment income (loss)	$(2,208)	$128,510
Less:
Other investment income (loss)	(4)	267
Net investment income (loss) on investments managed by Third Point LLC	$(2,204)	$128,243
Less:
Net investment income (loss) on capital	(4,803)	92,123
Net investment income on float	$2,599	$36,120
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
Basic Book Value Per Share and Diluted Book Value Per Share
Basic book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. Basic book value per share, as presented, is a non-GAAP financial measure and is calculated by dividing shareholders’ equity attributable to Third Point Re common shareholders by the number of common shares outstanding, excluding the total number of unvested restricted shares, at period end. Diluted book value per share, as presented, is a non-GAAP financial measure and represents basic book value per share combined with the impact from dilution of all in-the-money share options issued, warrants and unvested restricted shares outstanding as of any period end. For unvested restricted shares with a performance condition, we include the unvested restricted shares for which we consider vesting to be probable. Change in basic book value per share is calculated by taking the change in basic book value per share divided by the beginning of period book value per share. Change in diluted book value per share is calculated by taking the change in diluted book value per share divided by the beginning of period diluted book value per share. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows our management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.
The following table sets forth the computation of basic and diluted book value per share as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,607,422	$1,656,089
Effect of dilutive warrants issued to founders and an advisor	34,950	46,512
Effect of dilutive stock options issued to directors and employees	51,422	51,422
Diluted book value per share numerator:	$1,693,794	$1,754,023
Basic and diluted book value per share denominator:
Common shares outstanding	102,244,248	103,282,427
Unvested restricted shares	(1,992,162)	(1,873,588)
Basic book value per share denominator:	100,252,086	101,408,839
Effect of dilutive warrants issued to founders and an advisor	3,494,979	4,651,163
Effect of dilutive stock options issued to directors and employees	5,123,531	5,123,531
Effect of dilutive restricted shares issued to directors and employees (1)	1,155,187	905,412
Diluted book value per share denominator:	110,025,783	112,088,945

Basic book value per share	$16.03	$16.33
Diluted book value per share	$15.39	$15.65

(1)
As of March 31, 2018, the effect of dilutive restricted shares issued to directors and employees was comprised of 11,164 restricted shares with a service condition only and 1,144,023 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders, as presented, is a non-GAAP financial measure. Return on beginning shareholders’ equity attributable to Third Point Re common shareholders is calculated by dividing net income available to Third Point Re common shareholders by the beginning shareholders’ equity attributable to Third Point Re common shareholders. We believe that return on beginning shareholders’ equity attributable to Third Point Re common shareholders is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the three months ended March 31, 2018, we have also adjusted the beginning shareholders’ equity attributable to Third Point Re common shareholders for the impact of the shares repurchased on a weighted average basis. For a period where there was a loss, this adjustment decreased the stated returns on beginning shareholders’ equity and for a period where there was a gain, this adjustment increased the stated returns on beginning shareholders’ equity.

Return on beginning shareholders’ equity for the three months ended March 31, 2018 and 2017 was calculated as follows:

	2018	2017
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$(26,001)	$104,186
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,656,089	1,414,051
Impact of weighting related to shareholders’ equity from shares repurchased	(3,243)	(5,038)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,652,846	$1,409,013
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	(1.6)%	7.4%
Other Financial Metrics
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 23 to our condensed consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s underwriting profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 23 to our condensed consolidated financial statements.
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
As of December 31, 2017, Third Point Re BDA could pay dividends to Third Point Re of approximately $357.5 million. Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to remain in compliance with the Net Worth Maintenance Agreement we have entered into with Third Point Re USA (the “Net Worth Maintenance Agreement”), we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Re of approximately $24.3 million as of December 31, 2017.
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
Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 12 to our condensed consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to pay for share repurchases. See Note 16 to our condensed consolidated financial statements for detailed information on our share repurchases.
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
As of March 31, 2018, $2,067.5 million, or 73.5% (December 31, 2017 - $2,202.4 million, or 73.5%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
Operating, investing and financing cash flows for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
	($ in thousands)
Net cash used in operating activities	$(36,720)	$(18,652)
Net cash provided by investing activities	163,241	94,351
Net cash used in financing activities	(126,271)	(37,948)
Net increase in cash, cash equivalents and restricted cash	250	37,751
Cash, cash equivalents and restricted cash at beginning of period	549,333	308,891
Cash, cash equivalents and restricted cash at end of period	$549,583	$346,642
Operating Activities
Cash flows used in operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The decrease in cash flows used in operating activities in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily due to lower float generated from our reinsurance operations. Excess cash generated from our operating activities is typically then invested by Third Point LLC.
For the three months ended March 31, 2018 and 2017, we redeemed $26.1 million and $19.1 million, respectively, from our separate accounts managed by Third Point LLC. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP.
The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.

Investing Activities
Cash flows provided by investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows provided by investing activities for the three months ended March 31, 2018 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations, $101.7 million of net withdrawals from total noncontrolling interests and share repurchases of $23.8 million. Cash flows provided by investing activities for the three months ended March 31, 2017 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations and share repurchases.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2018 consisted of $101.7 million of net withdrawals from total noncontrolling interests and $23.8 million for shares repurchased. Cash flows used in financing activities for the three months ended March 31, 2017 consisted of $20.0 million of withdrawals from total noncontrolling interests and $18.9 million for shares repurchased.
For the period from inception until March 31, 2018, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments decreased by $0.5 million, or 0.1%, to $867.1 million as of March 31, 2018 from $867.6 million as of December 31, 2017. The decrease was primarily due to a decrease in the number of reinsurance contracts that required collateral. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 12 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of March 31, 2018, $237.0 million (December 31, 2017 - $250.5 million) of letters of credit, representing 56% of the total available facilities of $425.0 million, had been issued (December 31, 2017 - 59% (based on total available facilities of $425.0 million)).
Under the letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of March 31, 2018, total cash and cash equivalents with a fair value of $237.0 million (December 31, 2017 - $250.5 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 6 to our condensed consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.The collateral amounts securing letters of credit are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of March 31, 2018.
Financial Condition
Shareholders’ equity
As of March 31, 2018, total shareholders’ equity was $1,612.5 million, compared to $1,661.5 million as of December 31, 2017. The decrease was primarily due to a net loss available to Third Point Re common shareholders of $26.0 million and share repurchases of $23.8 million, partially offset by share compensation expense totaling $1.2 million in the three months ended March 31, 2018
Investments
As of March 31, 2018, total cash and net investments managed by Third Point LLC was $2,532.8 million, compared to $2,589.9 million as of December 31, 2017. The decrease was primarily due to net redemptions of $53.9 million, primarily to fund share repurchases and cash flows from operations, and the net investment loss on investments managed by Third Point LLC of $2.2 million.
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
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of March 31, 2018, the Company had unfunded capital commitments of $15.0 million.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2, “Significant accounting policies”, included in our 2017 Form 10-K.
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
There have been no material changes in our critical accounting estimates for the three months ended March 31, 2018. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2017 Form 10-K.
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
As of March 31, 2018, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of March 31, 2018, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $179.8 million, or 7.1% of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $404.4 million, or 11.5%, were written in currencies other than the U.S. dollar. As of March 31, 2018, loss and loss adjustment expense reserves included $177.2 million (December 31, 2017 - $177.2 million) and net reinsurance balances receivable included $27.6 million (December 31, 2017 - $27.0 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $186.8 million as of March 31, 2018 (December 31, 2017 - $179.9 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2018, our total net short exposure to foreign denominated securities represented 26.5% (December 31, 2017 - 26.2%) of our investment portfolio including cash and cash equivalents, of $592.3 million (December 31, 2017 - $695.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of March 31, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$51,711	2.3%	$(51,711)	(2.3)%
Saudi Arabian Riyal	10,869	0.5%	(10,869)	(0.5)%
Swiss Franc	(4,957)	(0.2)%	4,957	0.2%
Other	1,612	0.1%	(1,612)	(0.1)%
Total	$59,235	2.7%	$(59,235)	(2.7)%
Interest Rate Risk
Our investment portfolio includes interest rate sensitive securities, such as U.S. treasury securities and sovereign debt instruments, ABS, and interest rate options and derivatives. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effect of interest rate movements have historically not had a material impact on the performance of our investment portfolio as managed by Third Point LLC. However, our investment manager monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of March 31, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
U.S. treasuries and sovereign debt instruments(1)	$1,547	—%	$(633)	—%
Asset-backed securities(2)	(2,578)	(0.1)%	2,607	0.1%
Interest rate swaps and derivatives	1,714	0.1%	(1,714)	(0.1)%
Net exposure to interest rate risk	$683	—%	$260	—%

(1)	Includes interest rate risk associated with investments held in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on March 31, 2018. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of March 31, 2018, our investment portfolio had de minimis (December 31, 2017 - de minimis) commodity exposure.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $338.0 million, or 9.6%, of credit and financial lines premium since inception, of which $75.4 million was written in the three months ended March 31, 2018. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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

As of March 31, 2018 and December 31, 2017, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	March 31, 2018	December 31, 2017
	($ in thousands)
Assets:
Asset-backed securities	$189,321	$225,499
Bank debt	19,794	14,550
Corporate bonds	65,718	77,086
Municipal bonds	27,452	—
Sovereign debt	8,870	26,134
Trade claims	3,423	7,496
Other debt securities	5,003	5,460
	$319,581	$356,225
Liabilities:
Corporate bonds	$16,949	$21,699
Trade claims	69	—
	$17,018	$21,699
As of March 31, 2018 and December 31, 2017, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of March 31, 2018 and December 31, 2017, the largest concentration of our ABS holdings were as follows:

	March 31, 2018		December 31, 2017
	($ in thousands)
Reperforming loans	$133,481	70.5%	$160,354	71.1%
Market place loans	43,164	22.8%	52,584	23.3%
Other (1)	12,676	6.7%	12,561	5.6%
	$189,321	100.0%	$225,499	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.
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
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 6.7% (December 31, 2017 - 7.5%) of total cash and investments as of March 31, 2018. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of March 31, 2018, we had $2,068.0 million (December 31, 2017 - $2,202.4 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2018 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended March 31, 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 - January 31, 2018	—	$—	—	$51,747,060
February 1, 2018 - February 28, 2018	—	—	—	200,000,000
March 1, 2018 - March 31, 2018	1,638,308	14.55	1,638,308	176,162,892
Total	1,638,308	$14.55	1,638,308	$176,162,892
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the shares remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.6.4.1	Form of Employee Performance Restricted Shares Agreement (incorporated by referenced to Exhibit 10.6.4.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018)
10.29	Amended and Restated Director Compensation Policy dated May 9, 2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: May 10, 2018
/s/ J. Robert Bredahl
J. Robert Bredahl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)