Form 10-Q
period 2018-06-30
Third Point Reinsurance Ltd.
filed 2018-07-31
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 30, 2018, there were 99,627,399 common shares of the registrant’s common shares issued and outstanding, including 2,050,115 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2018 and December 31, 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2018	December 31, 2017
Assets
Equity securities, trading, at fair value (cost - $2,065,215; 2017 - $1,868,735)	$2,427,768	$2,283,050
Debt securities, trading, at fair value (cost - $674,673; 2017 - $711,322)	617,913	675,158
Other investments, at fair value	52,444	37,731
Total investments in securities	3,098,125	2,995,939
Cash and cash equivalents	17,451	8,197
Restricted cash and cash equivalents	569,968	541,136
Due from brokers	258,764	305,093
Derivative assets, at fair value	34,738	73,372
Interest and dividends receivable	4,385	3,774
Reinsurance balances receivable	631,952	476,008
Deferred acquisition costs, net	264,408	258,793
Unearned premiums ceded	17,606	1,049
Loss and loss adjustment expenses recoverable	1,414	1,113
Other assets	10,808	7,320
Total assets	$4,909,619	$4,671,794
Liabilities
Accounts payable and accrued expenses	$12,044	$34,632
Reinsurance balances payable	74,013	41,614
Deposit liabilities	129,700	129,133
Unearned premium reserves	792,096	649,518
Loss and loss adjustment expense reserves	791,313	720,570
Securities sold, not yet purchased, at fair value	443,216	394,278
Securities sold under an agreement to repurchase	—	29,618
Due to brokers	926,588	770,205
Derivative liabilities, at fair value	12,380	14,503
Performance fee payable to related party	4,641	—
Interest and dividends payable	5,718	4,275
Senior notes payable, net of deferred costs	113,821	113,733
Total liabilities	3,305,530	2,902,079
Commitments and contingent liabilities
Redeemable noncontrolling interests in related party	7,179	108,219
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (Issued: 2018 - 99,627,399; 2017 - 107,227,347; Outstanding: 2018 - 99,627,399; 2017 - 103,282,427)	9,963	10,723
Treasury shares (2018 - 0; 2017 - 3,944,920)	—	(48,253)
Additional paid-in capital	994,170	1,099,599
Retained earnings	587,621	594,020
Shareholders’ equity attributable to Third Point Re common shareholders	1,591,754	1,656,089
Noncontrolling interests in related party	5,156	5,407
Total shareholders’ equity	1,596,910	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$4,909,619	$4,671,794

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Gross premiums written	$49,765	$156,564	$428,125	$302,918
Gross premiums ceded	(3,479)	(1,425)	(18,125)	(2,550)
Net premiums written	46,286	155,139	410,000	300,368
Change in net unearned premium reserves	95,207	18,419	(126,021)	11,199
Net premiums earned	141,493	173,558	283,979	311,567
Net investment income before management and performance fees to related parties	45,668	140,631	53,507	308,466
Management and performance fees to related parties	(14,493)	(33,306)	(24,540)	(72,631)
Net investment income	31,175	107,325	28,967	235,835
Total revenues	172,668	280,883	312,946	547,402
Expenses
Loss and loss adjustment expenses incurred, net	84,000	107,379	176,620	193,274
Acquisition costs, net	57,584	68,641	108,989	123,093
General and administrative expenses	9,696	15,014	19,177	25,586
Other expenses	3,983	2,105	7,978	5,006
Interest expense	2,051	2,051	4,080	4,077
Foreign exchange (gains) losses	(8,847)	4,781	(2,236)	4,796
Total expenses	148,467	199,971	314,608	355,832
Income (loss) before income tax expense	24,201	80,912	(1,662)	191,570
Income tax expense	(4,390)	(5,307)	(4,518)	(10,605)
Net income (loss)	19,811	75,605	(6,180)	180,965
Net income attributable to noncontrolling interests in related party	(209)	(1,027)	(219)	(2,201)
Net income (loss) available to Third Point Re common shareholders	$19,602	$74,578	$(6,399)	$178,764
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$0.20	$0.73	$(0.06)	$1.73
Diluted earnings (loss) per share available to Third Point Re common shareholders	$0.19	$0.71	$(0.06)	$1.70
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	99,498,901	102,283,844	100,342,636	103,144,078
Diluted	102,032,485	104,569,226	100,342,636	105,149,710

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2018	2017
Common shares
Balance, beginning of period	$10,723	$10,650
Issuance of common shares, net	67	83
Common shares repurchased and retired	(827)	—
Balance, end of period	9,963	10,733
Treasury shares
Balance, beginning of period	(48,253)	(7,389)
Repurchase of common shares	—	(40,864)
Retirement of treasury shares	48,253	—
Balance, end of period	—	(48,253)
Additional paid-in capital
Balance, beginning of period	1,099,599	1,094,568
Issuance of common shares, net	(141)	915
Share compensation expense	2,558	3,374
Common shares repurchased and retired	(107,846)	—
Balance, end of period	994,170	1,098,857
Retained earnings
Balance, beginning of period	594,020	316,222
Net income (loss)	(6,180)	180,965
Net income attributable to noncontrolling interests in related party	(219)	(2,201)
Balance, end of period	587,621	494,986
Shareholders’ equity attributable to Third Point Re common shareholders	1,591,754	1,556,323
Noncontrolling interests in related party	5,156	19,809
Total shareholders' equity	$1,596,910	$1,576,132

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2018	2017
Operating activities
Net income (loss)	$(6,180)	$180,965
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation expense	2,558	3,374
Net interest expense on deposit liabilities	2,449	312
Net unrealized (gain) loss on investments and derivatives	95,513	(128,168)
Net realized gain on investments and derivatives	(130,500)	(154,504)
Net foreign exchange (gains) losses	(2,236)	4,796
Amortization of premium and accretion of discount, net	2,913	(122)
Changes in assets and liabilities:
Reinsurance balances receivable	(157,498)	(85,733)
Deferred acquisition costs, net	(5,615)	18,425
Unearned premiums ceded	(16,557)	(1,938)
Loss and loss adjustment expenses recoverable	(301)	(1,712)
Other assets	(3,537)	6,158
Interest and dividends receivable, net	832	2,953
Unearned premium reserves	142,578	(9,261)
Loss and loss adjustment expense reserves	74,655	63,769
Accounts payable and accrued expenses	(22,564)	7,549
Reinsurance balances payable	32,208	22,237
Performance fee payable to related party	4,641	53,455
Net cash provided by (used in) operating activities	13,359	(17,445)
Investing activities
Purchases of investments	(2,180,138)	(1,712,929)
Proceeds from sales of investments	2,156,754	1,966,027
Purchases of investments to cover short sales	(590,113)	(306,237)
Proceeds from short sales of investments	628,913	462,066
Change in due to/from brokers, net	202,712	(261,994)
Decrease in securities sold under an agreement to repurchase	(29,618)	—
Net cash provided by investing activities	188,510	146,933
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	—	998
Taxes paid on withholding shares	(74)	—
Purchases of Third Point Re common shares under share repurchase program	(60,420)	(40,864)
Decrease in deposit liabilities, net	(1,779)	(124)
Change in total noncontrolling interests in related party, net	(101,510)	(18,066)
Net cash used in financing activities	(163,783)	(58,056)
Net increase in cash, cash equivalents and restricted cash	38,086	71,432
Cash, cash equivalents and restricted cash at beginning of period	549,333	308,891
Cash, cash equivalents and restricted cash at end of period	$587,419	$380,323
Supplementary information
Interest paid in cash	$13,939	$10,262
Income taxes paid in cash	$5,852	$4,954

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Condensed Consolidated Financial Statements (UNAUDITED)
(Expressed in United States Dollars)
1. Organization
Third Point Reinsurance Ltd. (together with its wholly owned subsidiaries, “Third Point Re” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011.  Through its reinsurance subsidiaries, the Company is a provider of global specialty property and casualty reinsurance products.  The Company operates through two licensed reinsurance subsidiaries, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”), a Bermuda reinsurance company that commenced operations in January 2012, and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”).
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
These unaudited condensed consolidated financial statements include the results of Third Point Re and its wholly owned subsidiaries (together, the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), as filed with the U.S. Securities and Exchange Commission on March 1, 2018.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the full calendar year.
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

Recently issued accounting standards
Issued and effective as of June 30, 2018
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements since all of the Company’s investments are valued at fair market value as the Company's investments are classified as "trading securities" and therefore the change in unrealized is included in the consolidated statement of income (loss).
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
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows, specifically, the Company should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and cash equivalents. An entity with a material balance of amounts generally described as restricted cash and cash equivalents must disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. As a result of the adoption of ASU 2016-18, the Company retrospectively classified its restricted cash and cash equivalents within the condensed consolidated statement of cash flows and has included additional disclosures in accordance with ASU 2016-18 in its condensed consolidated financial statements. Prior to adoption, changes in restricted cash had been presented within cash flow from investing activities. Consequently, the condensed consolidated statement of cash flows for the six months ended June 30, 2017 includes adjustments to increase net cash used in investing activities by $73.1 million.
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
Issued but not yet effective as of June 30, 2018
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting related to leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-02 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements as a result of the limited number of leases the Company currently has in place.

In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10). The update makes improvements to clarify or to correct unintended application of guidance in ASC 842. Those items generally are not expected to have a significant effect on the Company. ASU 2018-18 will be effective when the Company adopts ASU 2016-02 in 2019.
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
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a reconciliation of cash and cash equivalents, restricted cash and restricted investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$17,451	$8,197
Restricted cash securing letter of credit facilities (1)	240,545	250,487
Restricted cash securing other reinsurance contracts (2)	329,423	290,649
Total cash, cash equivalents and restricted cash (3)	587,419	549,333
Restricted investments securing other reinsurance contracts (2)	310,205	326,429
Total cash, cash equivalents, restricted cash and restricted investments	$897,624	$875,762

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

4. Investments
The Company’s investments are managed by its investment manager, Third Point LLC (“Third Point LLC” or the “Investment Manager”), under long-term investment management contracts. The Company directly owns the investments that are held in separate accounts and managed by Third Point LLC. The following is a summary of the separate accounts managed by Third Point LLC:

	June 30, 2018	December 31, 2017
Assets
Total investments in securities	$3,097,918	$2,995,097
Cash and cash equivalents	43	8
Restricted cash and cash equivalents	569,968	541,136
Due from brokers	258,764	305,093
Derivative assets, at fair value	34,738	73,372
Interest and dividends receivable	4,385	3,774
Total assets	3,965,816	3,918,480
Liabilities and noncontrolling interests in related party
Accounts payable and accrued expenses	3,070	5,137
Securities sold, not yet purchased	443,216	394,278
Securities sold under an agreement to repurchase	—	29,618
Due to brokers	926,588	770,205
Derivative liabilities, at fair value	12,380	14,503
Performance fee payable to related party	4,641	—
Interest and dividends payable	2,696	1,218
Total noncontrolling interests in related party (1)	12,335	113,626
Total liabilities and noncontrolling interests in related party	1,404,926	1,328,585
Total net investments managed by Third Point LLC	$2,560,890	$2,589,895

(1)	See Note 17 for additional information.
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
Securities listed on a national securities exchange or quoted on NASDAQ are valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and OTC securities are valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of June 30, 2018, securities valued at $158.2 million (December 31, 2017 - $234.4 million), representing 5.1% (December 31, 2017 - 7.6%) of investments in securities and derivative assets, and $2.1 million (December 31, 2017

- $2.1 million), representing 0.5% (December 31, 2017 - 0.5%) of securities sold, not yet purchased and derivative liabilities, are valued based on broker quotes.
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
As of June 30, 2018, the Company had $90.8 million (December 31, 2017 - $83.4 million) of investments fair valued by the Company’s Investment Manager representing approximately 2.9% (December 31, 2017 - 2.7%) of total investments in securities and derivative assets of which 98.3% were also separately valued by third party valuation firms using information obtained from the Company’s Investment Manager. As a result of the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the value that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
As of June 30, 2018 and December 31, 2017, the Company’s asset-backed securities (“ABS”) holdings were as follows:

	June 30, 2018		December 31, 2017
Reperforming loans	$109,117	60.4%	$160,354	71.1%
Market place loans	60,664	33.6%	52,584	23.3%
Other (1)	10,990	6.0%	12,561	5.6%
	$180,771	100.0%	$225,499	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.
As of June 30, 2018, all of the Company’s ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. These investments are valued using broker quotes or a recognized third-party pricing vendor. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Equity securities	$2,360,825	$5,812	$—	$2,366,637
Private common equity securities	—	—	4,362	4,362
Private preferred equity securities	—	—	56,769	56,769
Total equities	2,360,825	5,812	61,131	2,427,768
Asset-backed securities	—	152,632	28,139	180,771
Bank debt	—	22,566	—	22,566
Corporate bonds	—	43,207	9,968	53,175
Municipal bonds	—	40,432	—	40,432
U.S. Treasury securities	—	236,600	—	236,600
Sovereign debt	—	83,244	—	83,244
Other debt securities	—	1,125	—	1,125
Total debt securities	—	579,806	38,107	617,913
Options	962	8,443	—	9,405
Rights and warrants	214	1	424	639
Real estate	—	—	7,351	7,351
Trade claims	—	3,068	—	3,068
Total other investments	1,176	11,512	7,775	20,463
Derivative assets (free standing)	—	27,852	6,886	34,738
	$2,362,001	$624,982	$113,899	3,100,882
Investments in funds valued at NAV				31,981
Total assets				$3,132,863
Liabilities
Equity securities	$417,577	$—	$—	$417,577
Corporate bonds	—	20,181	—	20,181
Options	1,396	4,062	—	5,458
Total securities sold, not yet purchased	418,973	24,243	—	443,216
Derivative liabilities (free standing)	—	10,541	1,839	12,380
Derivative liabilities (embedded)	—	—	164	164
Total liabilities	$418,973	$34,784	$2,003	$455,760

	December 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Equity securities	$2,200,379	$20,751	$—	$2,221,130
Private common equity securities	—	—	4,794	4,794
Private preferred equity securities	—	—	57,126	57,126
Total equities	2,200,379	20,751	61,920	2,283,050
Asset-backed securities	—	198,191	27,308	225,499
Bank debt	—	14,550	—	14,550
Corporate bonds	—	67,218	9,868	77,086
U.S. Treasury securities	—	249,994	—	249,994
Sovereign debt	—	102,569	—	102,569
Other debt securities	—	4,747	713	5,460
Total debt securities	—	637,269	37,889	675,158
Options	1,973	2,978	—	4,951
Rights and warrants	—	168	435	603
Real estate	—	—	6,831	6,831
Trade claims	—	7,496	—	7,496
Total other investments	1,973	10,642	7,266	19,881
Derivative assets (free standing)	—	73,372	—	73,372
	$2,202,352	$742,034	$107,075	3,051,461
Investments in funds valued at NAV				17,850
Total assets				$3,069,311
Liabilities
Equity securities	$364,215	$—	$—	$364,215
Corporate bonds	—	21,699	—	21,699
Options	2,668	5,696	—	8,364
Total securities sold, not yet purchased	366,883	27,395	—	394,278
Derivative liabilities (free standing)	—	12,418	2,085	14,503
Derivative liabilities (embedded)	—	—	171	171
Total liabilities	$366,883	$39,813	$2,256	$408,952
During the six months ended June 30, 2018, the Company made $0.2m (December 31, 2017 - $nil) of reclassifications of assets or liabilities between Levels 1 and 2.
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended June 30, 2018 were $2.9 million and $(17.7) million, respectively (2017 - $71.2 million and $(10.8) million, respectively). The total change in unrealized gains (losses) on equity and debt securities held at the six months ended June 30, 2018 were $(21.0) million and $(18.4) million, respectively (2017 - $176.3 million and $(9.1) million, respectively).

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2018 and 2017:

	April 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2018
Assets
Private common equity securities	$4,352	$—	$21	$—	$(11)	$4,362
Private preferred equity securities	55,231	—	2,350	(977)	165	56,769
Asset-backed securities	27,256	3,622	18,350	(21,188)	99	28,139
Corporate bonds	10,081	—	512	(817)	192	9,968
Rights and warrants	819	(1)	—	(388)	(6)	424
Real estate	6,937	—	—	—	414	7,351
Derivative assets (free standing)	—	8,397	—	390	(1,901)	6,886
Total assets	$104,676	$12,018	$21,233	$(22,980)	$(1,048)	$113,899
Liabilities
Derivative liabilities (free standing)	$(1,996)	$10	$—	$—	$147	$(1,839)
Derivative liabilities (embedded)	(124)	—	—	—	(40)	(164)
Total liabilities	$(2,120)	$10	$—	$—	$107	$(2,003)

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2018
Assets
Private common equity securities	$4,794	$—	$22	$—	$(454)	$4,362
Private preferred equity securities	57,126	—	2,509	(992)	(1,874)	56,769
Asset-backed securities	27,308	6,104	30,610	(35,522)	(361)	28,139
Corporate bonds	9,868	—	532	(817)	385	9,968
Other debt securities	713	—	—	(913)	200	—
Rights and warrants	435	(1)	582	(593)	1	424
Real estate	6,831	—	—	(153)	673	7,351
Derivative assets (free standing)	—	7,701	—	1,499	(2,314)	6,886
Total assets	$107,075	$13,804	$34,255	$(37,491)	$(3,744)	$113,899
Liabilities
Derivative liabilities (free standing)	$(2,085)	$13	$—	$—	$233	$(1,839)
Derivative liabilities (embedded)	(171)	—	—	—	7	(164)
Total liabilities	$(2,256)	$13	$—	$—	$240	$(2,003)

	April 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2017
Assets
Private common equity securities	$4,745	$—	$—	$—	$30	$4,775
Private preferred equity securities	48,350	—	939	(123)	1,593	50,759
Asset-backed securities	20,785	15,642	22,038	(20,545)	(2,209)	35,711
Bank debt	8,722	(189)	3	(23)	1,733	10,246
Corporate bonds	8,984	—	92	(320)	339	9,095
Other debt securities	—	—	3,312	—	—	3,312
Total assets	$91,586	$15,453	$26,384	$(21,011)	$1,486	$113,898
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(41)	$—	$(1,367)
Derivative liabilities (embedded)	(111)	—	—	—	(69)	(180)
Total liabilities	$(1,437)	$—	$—	$(41)	$(69)	$(1,547)

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2017
Assets
Private common equity securities	$4,799	$—	$—	$—	$(24)	$4,775
Private preferred equity securities	48,834	—	939	(495)	1,481	50,759
Asset-backed securities	17,628	20,016	31,958	(32,237)	(1,654)	35,711
Bank debt	8,350	(446)	4	(272)	2,610	10,246
Corporate bonds	9,255	—	93	(587)	334	9,095
Other debt securities	—	—	3,312	—	—	3,312
Total assets	$88,866	$19,570	$36,306	$(33,591)	$2,747	$113,898
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(41)	$—	$(1,367)
Derivative liabilities (embedded)	(92)	—	—	—	(88)	(180)
Total liabilities	$(1,418)	$—	$—	$(41)	$(88)	$(1,547)

(1)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income in the condensed consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three and six months ended June 30, 2018 were $(2.9) million and $(6.9) million, respectively (2017 - $1.9 million and $0.6 million, respectively).
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

The following table summarizes information about the significant unobservable inputs used in determining the fair value of the Level 3 investments held by the Company.  Level 3 investments not presented in the table are insignificant or do not have any unobservable inputs to disclose, as they are valued primarily using dealer quotes or at cost.

June 30, 2018
Assets	Fair value	Valuation technique	Unobservable input	Range
Private equity investments	$4,969	Market approach	Volatility	40.0% - 45.0%
			Multiple	6.5 - 10.0x
Real estate	7,054	Discounted cash flow	Discount rate	9.5%
			Capitalization rate	6.5%
Rights and warrants	424	Discounted cash flow	Discount rate	15.5%
			Time to exit	5.0 years
		Market approach	Multiple	3.0 - 3.6x
December 31, 2017
Assets	Fair value	Valuation technique	Unobservable input	Range
Private equity investments	$37,507	Market approach	Volatility	35.0% - 65.0%
			Time to exit	0.5 - 1.8 years
			Multiple	7.8 - 24.4x
Real estate	6,831	Discounted cash flow	Discount rate	9.5%
			Capitalization rate	6.5% - 10.0%
Other debt securities	713	Discounted cash flow	Capitalization rate	10.0%
Rights and warrants	433	Discounted cash flow	Discount rate	13.5%
			Time to exit	5.0 years
		Market approach	Multiple	3.8 - 4.6x
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
For the six months ended June 30, 2018 and 2017, there were no changes in the valuation techniques as they relate to the above.

5. Due from/to brokers
The Company holds substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased and derivative positions, if required.
As of June 30, 2018 and December 31, 2017, the Company’s due from/to brokers were comprised of the following:

	June 30, 2018	December 31, 2017
Due from brokers
Cash held at brokers	$247,145	$295,467
Receivable from unsettled trades (1)	11,619	9,626
	$258,764	$305,093
Due to brokers
Borrowing from prime brokers	$862,774	$759,267
Payable from unsettled trades	63,814	10,938
	$926,588	$770,205
(1) Receivables relating to securities sold by the Company are recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from/to brokers includes cash collateral received and posted from OTC and repurchase agreement counterparties. As of June 30, 2018, the Company’s borrowing from prime brokers includes a total non-U.S. currency balance of $100.3 million (December 31, 2017 - $70.1 million).
The Company uses prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of June 30, 2018, the Company had $880.2 million (December 31, 2017 - $867.6 million) of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt balances were collateralized by cash held by the broker and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on London Inter-bank Offered Rate. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in net investment income in the condensed consolidated statements of income (loss).

6. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of June 30, 2018
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	EUR/USD	$7,426	$72,960
Total Return Swaps - Long Contracts	EGP	6,681	6,681
Equity Price
Contracts for Differences - Long Contracts	BRL/EUR/USD	9,641	104,549
Contracts for Differences - Short Contracts	CHF/EUR/JPY	3,062	19,382
Interest Rates
Interest Rate Swaptions	JPY/USD	452	488,780
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	BRL/CHF/CNH/EUR/HKD/JPY	6,386	613,867
Foreign Currency Options - Purchased	USD	1,090	69,438
Total Derivative Assets		$34,738	$1,375,657

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$95	$17,004
Credit Default Swaps - Protection Sold	USD	2,147	5,003
Equity Price
Contracts for Differences - Long Contracts	BRL/EUR/GBP	3,726	79,109
Contracts for Differences - Short Contracts	CHF/EUR/GBP/JPY/SEK/USD	1,528	58,391
Interest Rates
Interest Rate Swaptions	JPY/USD	89	488,417
Sovereign Debt Futures - Short Contracts	EUR	644	106,600
Total Return Swaps - Long Contracts	ARS	3,277	19,175
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	ARS/HKD/SAR	347	221,008
Foreign Currency Options - Sold	USD	527	107,312
Total Derivative Liabilities (free standing)		$12,380	$1,102,019

Embedded derivative liabilities in reinsurance contracts (3)	USD	$164	$20,000
Total Derivative Liabilities (embedded)		$164	$20,000

(1)
ARS = Argentine peso, BRL = Brazilian Real, CHF = Swiss Franc, CNH = Chinese Yuan, EGP = Egyptian Pound, EUR = Euro, HKD = Hong Kong Dollar, GBP = British Pound, JPY = Japanese Yen, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar.

(2)	The absolute notional exposure represents the Company’s derivative activity as of June 30, 2018, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheets.

	As of December 31, 2017
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$8,205	$50,593
Total Return Swaps - Long Contracts	EGP	25,245	25,245
Equity Price
Contracts for Differences - Long Contracts	BRL / CHF / EUR / USD	17,298	163,868
Contracts for Differences - Short Contracts	DKK / NOK / SEK / USD	4,384	31,992
Total Return Swaps - Long Contracts	BRL / USD	15,936	96,388
Total Return Swaps - Short Contracts	USD	1	—
Interest Rates
Interest Rate Swaptions	JPY	539	64,950
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	HKD / JPY	1,764	511,937
Total Derivative Assets		$73,372	$944,973

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$1,250	$19,418
Credit Default Swaps - Protection Sold	USD	2,085	2,351
Equity Price
Contracts for Differences - Long Contracts	BRL / EUR / USD	2,200	93,200
Contracts for Differences - Short Contracts	DKK / EUR / USD	776	8,483
Total Return Swaps - Long Contracts	BRL / USD	73	50,858
Total Return Swaps - Short Contracts	USD	1,885	52,657
Interest Rates
Interest Rate Swaptions	JPY	70	64,482
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	BRL / CHF / CNH / EUR / HKD / SAR	6,164	573,498
Total Derivative Liabilities (free standing)		$14,503	$864,947

Embedded derivative liabilities in reinsurance contracts (3)	USD	$171	$20,000
Total Derivative Liabilities (embedded)		$171	$20,000

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

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and six months ended June 30, 2018 and 2017. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	Three months ended
	June 30, 2018		June 30, 2017
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit
Credit Default Swaps - Protection Purchased	$130	$(2,581)	$(1,137)	$(1,590)
Credit Default Swaps - Protection Sold	(718)	1,053	18	(35)
Total Return Swaps - Long Contracts	1,377	(1,981)	(29)	(37)
Equity Price
Contracts for Differences - Long Contracts	11,107	(606)	39,055	1,211
Contracts for Differences - Short Contracts	1,650	(1,994)	(993)	1,821
Total Return Swaps - Long Contracts	(1,632)	(787)	61	3,545
Total Return Swaps - Short Contracts	(9,517)	118	(1,014)	1,201
Interest Rates
Interest Rate Swaps	—	—	(4,550)	(2,105)
Interest Rate Swaptions	—	(180)	(720)	(573)
Sovereign Future Options - Long Contracts	403	—	—	—
Sovereign Future Options - Short Contracts	50	—	—	—
Sovereign Futures - Long Contracts	639	—	—	—
Sovereign Debt Futures - Short Contracts	(560)	(620)	(6,874)	(106)
Total Return Swaps - Long Contracts	—	(3,277)	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	4,182	7,776	(4,161)	(2,653)
Foreign Currency Future Options - Purchased	(108)	—	—	—
Foreign Currency Options - Purchased	4,571	1,045	(1,318)	661
Foreign Currency Options - Sold	(485)	(375)	(1)	—
	$11,089	$(2,409)	$18,337	$1,340
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(40)	$—	$(69)
Total Derivative Liabilities (embedded)	$—	$(40)	$—	$(69)

	Six months ended
	June 30, 2018		June 30, 2017
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit
Credit Default Swaps - Protection Purchased	$(1,118)	$(2,022)	$(2,465)	$30
Credit Default Swaps - Protection Sold	130	292	37	(59)
Total Return Swaps - Long Contracts	1,819	(1,176)	(29)	(37)
Equity Price
Contracts for Differences - Long Contracts	25,307	(9,184)	46,925	6,687
Contracts for Differences - Short Contracts	5,710	(2,075)	(4,205)	2,945
Total Return Swaps - Long Contracts	17,559	(15,864)	3,862	8,547
Total Return Swaps - Short Contracts	(16,373)	1,883	(3,743)	788
Interest Rates
Interest Rate Swaps	—	—	(3,097)	(1,740)
Interest Rate Swaptions	—	(401)	522	(2,342)
Sovereign Future Options - Long Contracts	403	—	—	—
Sovereign Future Options - Short Contracts	50	—	—	—
Sovereign Futures - Long Contracts	639	—	—	—
Sovereign Debt Futures - Short Contracts	(561)	(644)	(8,656)	658
Total Return Swaps - Long Contracts	—	(3,277)	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(9,634)	10,441	(10,035)	(1,268)
Foreign Currency Future Options - Purchased	(108)	—	—	—
Foreign Currency Options - Purchased	4,571	469	(6,187)	1,163
Foreign Currency Options - Sold	(485)	(292)	2,184	(80)
	$27,909	$(21,850)	$15,113	$15,292
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$7	$—	$(88)
Total Derivative Liabilities (embedded)	$—	$7	$—	$(88)
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
The Company obtains/provides collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. During the period ended June 30, 2018, no termination events were triggered under the ISDA Master Agreements. As of June 30, 2018, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $3.1 million (December 31, 2017 - $3.6 million) for which the Company posted collateral in the form of cash of $59.1 million (December 31, 2017 - $103.0 million) in the normal course of business. Similarly, the Company held collateral (approximately $2.2 million) in cash from certain counterparties as of June 30, 2018. If the credit-risk-related contingent features underlying these instruments had been triggered as of June 30, 2018 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts are sufficient to offset the derivative liabilities.

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
The Company has pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of June 30, 2018 and December 31, 2017, the gross and net amounts of derivative instruments and repurchase and reverse repurchase agreements that are subject to enforceable master netting arrangements or similar agreements were as follows:

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2018 Derivative Contracts	Gross Amount (1)	Financial Instruments	Cash Collateral Received	Net Amount
Financial assets, derivative assets and collateral received
Counterparty 1	$190	$190	$—	$—
Counterparty 2	1,197	1,197	—	—
Counterparty 3	17,207	4,303	—	12,904
Counterparty 4	2,926	2,889	—	37
Counterparty 5	6,477	1,345	40	5,092
Counterparty 6	3,713	33	1,314	2,366
Counterparty 7	1,059	—	850	209
Counterparty 8	8,233	1,222	—	7,011
Counterparty 9	2,180	2,180	—	—
	$43,182	$13,359	$2,204	$27,619

	Gross Amounts not Offset in the Condensed Consolidated Balance Sheet
June 30, 2018 Derivative Contracts	Gross Amount (2)	Financial Instruments	Cash Collateral Pledged	Net Amount
Financial liabilities, derivative liabilities and collateral pledged
Counterparty 1	$539	$190	$349	$—
Counterparty 2	1,482	1,197	285	—
Counterparty 3	4,303	4,303	—	—
Counterparty 4	3,000	2,889	111	—
Counterparty 5	1,345	1,345	—	—
Counterparty 6	33	33	—	—
Counterparty 8	1,222	1,222	—	—
Counterparty 9	4,520	2,180	2,340	—
	$16,444	$13,359	$3,085	$—

Securities lending transactions
Counterparty 5	$7,341	$7,341	$—	$—
	$7,341	$7,341	$—	$—

(1)
The gross amounts of assets presented in the condensed consolidated balance sheets presented above includes the fair value of derivative contract assets as well as gross OTC option contract assets of $8.5 million included in other investments in the condensed consolidated balance sheets.

(2)
The gross amounts of liabilities presented in the condensed consolidated balance sheets presented above includes the fair value of derivative contract liabilities as well as gross OTC option contract liabilities of $4.1 million included in securities sold, not yet purchased in the condensed consolidated balance sheets.

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

7. Loss and loss adjustment expense reserves
As of June 30, 2018 and December 31, 2017, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	June 30, 2018	December 31, 2017
Case loss and loss adjustment expense reserves	$116,957	$115,622
Incurred but not reported loss and loss adjustment expense reserves	673,840	604,260
Deferred gains on retroactive reinsurance contracts	516	688
	$791,313	$720,570
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Gross reserves for loss and loss adjustment expenses, beginning of period	$720,570	$605,129
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,113)	(1)
Net reserves for loss and loss adjustment expenses, beginning of period	719,457	605,128
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	167,419	218,559
Prior years (1)	9,201	(25,285)
Total incurred loss and loss adjustment expenses	176,620	193,274
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(35,471)	(19,737)
Prior years	(70,781)	(111,480)
Total net paid losses	(106,252)	(131,217)
Foreign currency translation	(3,912)	9,561
Net reserves for loss and loss adjustment expenses, end of period	785,913	676,746
Plus: loss and loss adjustment expenses recoverable, end of period	1,414	1,713
Plus: deferred charges on retroactive reinsurance contracts	3,986	—
Gross reserves for loss and loss adjustment expenses, end of period	$791,313	$678,459
(1) In the period ended June 30, 2018, the Company started including the amortization of deferred gains on retroactive reinsurance contracts in prior year loss development. This line item was previously presented separately in the loss reserves roll forward presented above. The prior year presentation has been adjusted to conform with the current year presentation.
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
The $9.2 million net increase in prior years’ reserves for the six months ended June 30, 2018 includes a $17.7 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts, partially offset by $8.5 million of net favorable reserve development related to decreases in loss reserve estimates. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $17.7 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $5.2 million increase in acquisition costs, for a total of $22.9 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $23.2 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.3 million improvement in the net underwriting results for the six months ended June 30, 2018.

•
The $8.5 million of net favorable prior years’ reserve development for the six months ended June 30, 2018 was accompanied by net increases of $5.7 million in acquisition costs, resulting in a $2.8 million improvement in the net underwriting results, primarily due to:

•	$5.4 million of net favorable underwriting loss development relating to several workers’ compensation contracts written from 2012 to 2017, driven by better than expected loss experience;

•	$2.9 million of net favorable underwriting loss development primarily relating to one multi-line contract written from 2014 to 2017, driven by better than expected loss experience;

•	$1.9 million of net favorable underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by

•
$7.4 million of net adverse underwriting loss development primarily relating to our Florida homeowners’ quota share reinsurance contracts. This development is a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. This practice has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $3.1 million improvement in the net underwriting results for the six months ended June 30, 2018.

In the six months ended June 30, 2018, the Company recorded a deferred charge of $4.0 million relating to retroactive reinsurance contracts written in the period. Deferred charge on retroactive contracts are recorded in other assets on the Company’s balance sheet.
The $25.3 million net decrease in prior years’ reserves, which includes $1.4 million for the amortization of deferred gains, for the six months ended June 30, 2017 includes $32.5 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by $7.2 million of additional loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

•
The $7.2 million increase in loss and loss adjustment expenses incurred related to the increase in premium earnings estimates on certain contracts was accompanied by a $0.4 million increase in acquisition costs, for a total of $7.6 million increase in loss and loss adjustment expenses incurred and acquisition costs. The related increase in earned premium related to the increase in premium earnings estimates was $7.6 million, resulting in minimal impact in net underwriting loss for the six months ended June 30, 2017.

•	In total, there was minimal change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates for the six months ended June 30, 2017.

8. Reinsurance premiums ceded
From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. In the six months ended June 30, 2018, the Company entered into a quota share contract that provides coverage for recovery of a portion of its mortgage assumed reinsurance contracts. Premiums ceded for the three and six months ended June 30, 2018 were $3.5 million and $18.1 million, respectively (2017 - $1.4 million and $2.6 million, respectively). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of June 30, 2018, the Company had loss and loss adjustment expenses recoverable of $1.4 million (December 31, 2017 - $1.1 million). The Company generally obtains retrocessional coverage from companies rated “A-” or better by A.M. Best Company, Inc. unless the retrocessionaire’s obligations are collateralized.
9. Management and performance fees
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
For the three and six months ended June 30, 2018 and 2017, management and performance fees to related parties are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Management fees - Third Point LLC	$9,635	$8,777	$19,410	$17,244
Performance fees - Third Point Advisors LLC	4,858	24,529	5,130	55,387
	$14,493	$33,306	$24,540	$72,631
As of June 30, 2018, $4.6 million related to performance fees due under the Investment Agreements were included in performance fee payable to related party in the condensed consolidated balance sheets. As of June 30, 2018, $0.5 million (December 31, 2017, $94.0 million) related to performance fees earned by TP GP were included in noncontrolling interests in related party. See Note 17 for additional information.

10. Deposit accounted contracts
The following table represents activity for the deposit contracts for the six months ended June 30, 2018 and year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Balance, beginning of period	$129,133	$104,905
Consideration received	1,114	22,658
Consideration receivable	—	2,080
Net investment expense allocation	2,449	2,800
Payments	(2,893)	(3,545)
Foreign currency translation	(103)	235
Balance, end of period	$129,700	$129,133
11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of June 30, 2018, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of June 30, 2018, the Company had capitalized $1.2 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of June 30, 2018, the Notes had an estimated fair value of $114.5 million (December 31, 2017 - $116.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of June 30, 2018 and December 31, 2017.
Letters of credit
As of June 30, 2018, the Company had entered into the following letter of credit facilities:

	Facility	Utilized	Collateral
Citibank	$300,000	$158,312	$158,312
Lloyds Bank	125,000	82,233	82,233
	$425,000	$240,545	$240,545
The Company’s letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the letter of credit facilities are fully collateralized. See Note 3 for additional information.

12. Net investment income
Net investment income for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net investment income by type
Net realized gains on investments and investment derivatives	$64,731	$96,869	$130,500	$157,945
Net change in unrealized gains (losses) on investments and investment derivatives	(32,532)	29,140	(95,520)	124,814
Net losses on foreign currencies	(1,830)	(1,601)	(2,617)	(2,153)
Dividend and interest income	24,493	22,440	37,717	39,707
Dividends paid on securities sold, not yet purchased	(2,329)	(1,143)	(4,221)	(1,668)
Other expenses	(6,865)	(5,074)	(12,352)	(10,179)
Net investment income before management and performance fees to related parties	45,668	140,631	53,507	308,466
Management and performance fees to related parties	(14,493)	(33,306)	(24,540)	(72,631)
Net investment income	$31,175	$107,325	$28,967	$235,835

The following table provides an additional breakdown of our net investment income by asset and liability type for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net investment income (loss) by asset type
Equity securities	$58,881	$111,622	$40,556	$261,891
Private common equity securities	(11)	3	(453)	(24)
Private preferred equity securities	166	1,362	(1,874)	1,624
Total equities	59,036	112,987	38,229	263,491
Asset-backed securities	7,033	2,300	19,482	5,133
Bank debt	800	2,072	3,321	6,214
Corporate bonds	(737)	2,335	(3,413)	11,250
Municipal bonds	2,470	—	6,248	—
U.S. Treasury securities	478	1,205	(159)	2,365
Sovereign debt	(8,533)	5,396	(4,402)	11,848
Other debt securities	31	—	469	—
Total debt securities	1,542	13,308	21,546	36,810
Options	(5,562)	(10,383)	(6,619)	(17,848)
Rights and warrants	63	(6)	47	38
Real estate	414	—	501	—
Trade claims	(284)	56	(287)	219
Total other investments	(5,369)	(10,333)	(6,358)	(17,591)
Net investment income (loss) in funds valued at NAV	282	3,394	(625)	7,017
Total net investment income from invested assets	55,491	119,356	52,792	289,727
Net investment income (loss) by liability type
Equity securities	(23,844)	(1,469)	(10,926)	(7,467)
Sovereign debt	—	2	—	2
Corporate bonds	(1,934)	(1,221)	(1,969)	(2,914)
Options	9,174	6,056	12,907	4,363
Total net investment income (loss) from securities sold, not yet purchased	(16,604)	3,368	12	(6,016)
Other investment income (losses) and other expenses not presented above
Other investment expenses	(673)	(2,098)	(1,026)	(4,012)
Net investment income on derivative contracts	8,680	19,677	6,059	30,405
Net investment loss on cash, including foreign exchange loss	(5,485)	(3,057)	(9,345)	(5,993)
Net investment losses on securities purchased under an agreement to sell and securities sold under an agreement to repurchase	(32)	(19)	(241)	(39)
Withholding taxes reclassified to income tax expense	4,291	3,404	5,256	4,394
Total other investment income and other expenses	6,781	17,907	703	24,755
Net investment income before management and performance fees to related parties	45,668	140,631	53,507	308,466
Management and performance fees to related parties	(14,493)	(33,306)	(24,540)	(72,631)
Net investment income	$31,175	$107,325	$28,967	$235,835

13. Other expenses
Other expenses for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment expense (income) on deposit liabilities	$1,188	$(97)	$2,449	$312
Investment expense and change in fair value of embedded derivatives in reinsurance contracts	2,795	2,202	5,529	4,694
	$3,983	$2,105	$7,978	$5,006
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
The Company is subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. The Company has recorded uncertain tax positions related to investment transactions in certain foreign jurisdictions. As of June 30, 2018, the Company has accrued $1.9 million (December 31, 2017 - $1.9 million) for uncertain tax positions.
For the three and six months ended June 30, 2018 and 2017, the Company recorded income tax expense, as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$61	$1,844	$(788)	$6,027
Change in uncertain tax positions	38	59	50	184
Withholding taxes on certain investment transactions	4,291	3,404	5,256	4,394
	$4,390	$5,307	$4,518	$10,605

15. Share capital
The following tables present a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the six months ended June 30, 2018 and 2017:

Common shares	2018	2017
Common shares issued, beginning of period	107,227,347	106,501,299
Options exercised	—	100,000
Restricted shares granted, net of forfeitures	50,644	36,418
Performance restricted shares granted, net of forfeitures and shares withheld	257,045	694,886
Retirement of treasury shares and shares repurchased (1)	(8,269,193)	—
Warrants exercised, net (2)	361,556	—
Common shares issued, end of period	99,627,399	107,332,603
Treasury shares, end of period	—	(3,944,920)
Common shares outstanding, end of period	99,627,399	103,387,683

(1)
Prior to December 31, 2017, common shares repurchased by the Company were not canceled and were classified as treasury shares. Effective January 1, 2018, all treasury shares were retired and future shares repurchased will be retired.

(2)
During the six months ended June 30, 2018, 1,156,184 warrants were exercised. As a result of the warrant holder electing net settlement, 794,628 of those common shares were withheld by the Company and were subsequently retired, resulting in a net issuance of 361,556 common shares.

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
During the three months ended June 30, 2018, the Company repurchased 2,685,965 of its common shares in the open market for $36.6 million at a weighted average cost, including commissions, of $13.62 per share. Common shares repurchased by the Company during the period were retired.
During the six months ended June 30, 2018, the Company repurchased 4,324,273 of its common shares in the open market for $60.4 million at a weighted average cost, including commissions, of $13.97 per share. Common shares repurchased by the Company during the period were retired. In the three months ended March 31, 2018, the Company also retired all shares previously held in treasury.
As of June 30, 2018, the Company was authorized to repurchase up to an aggregate of $139.6 million of additional common shares under its share repurchase program.

16. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Management and director options	$60	$111	$155	$459
Restricted shares with service condition	139	154	279	278
Restricted shares with service and performance condition	1,114	1,279	2,124	2,637
	$1,313	$1,544	$2,558	$3,374
As of June 30, 2018, the Company had $9.2 million (December 31, 2017 - $5.8 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2017 - 1.5 years).
Management and director options
The management and director options activity for the six months ended June 30, 2018 and year ended December 31, 2017 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2017	9,596,993	$13.64
Forfeited	(558,138)	18.00
Exercised	(150,802)	10.00
Balance as of January 1, 2018	8,888,053	13.43
Forfeited	—	—
Exercised	—	—
Balance as of June 30, 2018	8,888,053	$13.43
As of June 30, 2018, the weighted average remaining contractual term for options outstanding and exercisable was 3.7 years and 3.7 years, respectively (December 31, 2017 - 4.2 years and 4.1 years, respectively).
The following table summarizes information about the Company’s management and director share options outstanding as of June 30, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,123,532	$10.04	3.6 years	5,123,531	$10.04
$15.05 - $16.89	1,917,145	15.93	3.8 years	1,875,285	15.95
$20.00 - $25.05	1,847,376	20.26	3.7 years	1,819,471	20.22
	8,888,053	$13.43	3.7 years	8,818,287	$13.40

Restricted shares with service condition
Restricted share award activity for the six months ended June 30, 2018 and year ended December 31, 2017 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2017	301,043	$11.12
Granted	36,418	12.15
Forfeited	(71,429)	14.00
Vested	(247,823)	10.36
Balance as of January 1, 2018	18,209	12.15
Granted	50,644	13.45
Vested	(20,724)	12.53
Balance as of June 30, 2018	48,129	$13.35
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the six months ended June 30, 2018 and year ended December 31, 2017 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2017	1,381,740	577,486	$12.91
Granted	935,825	623,882	12.66
Forfeited	(325,568)	(45,617)	12.57
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(131,930)	12.17
Balance as of January 1, 2018	1,855,379	887,203	12.60
Granted	551,065	353,380	14.03
Forfeited	(288,700)	—	14.00
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	29,509	12.39
Balance as of June 30, 2018	2,001,987	1,154,335	$12.65
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
Changes in the presentation of noncontrolling interests
During the quarter ended September 30, 2017, the Company identified that a portion of its noncontrolling interests were redeemable. This portion of the noncontrolling interests had previously been presented in noncontrolling interests to related party within shareholders’ equity when it should have been presented in the mezzanine section of the condensed consolidated balance sheets as redeemable noncontrolling interests in related party. As of June 30, 2017, $14.9 million of the noncontrolling interests in related party should have been presented in the mezzanine section of the condensed consolidated balance sheets as redeemable noncontrolling interests in related party and should have been excluded from noncontrolling interests in related party in shareholders’ equity. Although this impacted total shareholders’ equity, it did not impact shareholders’ equity attributable to Third Point Re common shareholders or retained earnings.  In addition, this change did not impact the consolidated statements of income, earnings per share or consolidated statement of cash flows.  The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the six months ended June 30, 2018 and 2017:

	Redeemable noncontrolling interests in related party		Noncontrolling interests in related party		Total noncontrolling interests in related party
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$108,219	$—	$5,407	$35,674	$113,626	$35,674
Changes in capital account allocation	(101,040)	—	(251)	(15,865)	(101,291)	(15,865)
Balance, end of period	$7,179	$—	$5,156	$19,809	$12,335	$19,809
In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA:

	Third Point Re BDA		Third Point Re USA		Total
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$97,619	$30,358	$16,007	$5,316	$113,626	$35,674
Net income attributable to total noncontrolling interests in related party	137	1,764	82	437	219	2,201
Contributions (1)	476	1,818	14	115	490	1,933
Redemptions	(89,000)	(17,999)	(13,000)	(2,000)	(102,000)	(19,999)
Balance, end of period	$9,232	$15,941	$3,103	$3,868	$12,335	$19,809
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
LuxCo’s principal objective is to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invests in the Cayman HoldCo alongside other investment funds managed by the Investment Manager. As of June 30, 2018, the Company held a 14.6% (December 31, 2017 - 15.6%) interest in the Cayman Holdco. The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss).
As of June 30, 2018, the estimated fair value of the investment in the limited partnership was $1.2 million (December 31, 2017 - $0.6 million).  The Company contributed $0.3 million to the Cayman HoldCo during the six months ended June 30, 2018 due to the purchase of underlying investments (2017 - $39.6 million net distributions). The valuation policy with respect to this investment in a limited partnership is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
Third Point Hellenic Recovery US Feeder Fund, L.P.
The Company is a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which is an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
The Company has committed to invest $10.7 million (December 31, 2017 - $10.9 million) in the Hellenic Fund and as of June 30, 2018, had an unfunded capital commitment of $3.2 million. No capital distributions or calls were made during the six months ended June 30, 2018 (2017 - $1.3 million net distributions).
As of June 30, 2018, the estimated fair value of the Company’s investment in the Hellenic Fund was $4.9 million (December 31, 2017 - $4.9 million), representing a 2.9% interest (December 31, 2017 - 2.9%). The Company accounts for its investment in the limited partnership under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss).
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

The Company invests in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.  As of June 30, 2018, the Company held a 7.0% equity (December 31, 2017 - 7.0%) and 14.0% debt interest (December 31, 2017 - 13.1%) in TP DR. The Company accounts for its equity investment in TP DR under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss).
As of June 30, 2018, the estimated fair value of the investment was $13.8 million (December 31, 2017 - $12.7 million), corresponding to $3.9 million of equity (December 31, 2017 - $3.7 million) and $9.9 million of debt interest (December 31, 2017 - $9.0 million). During the six months ended June 30, 2018, the Company contributed cash of $1.9 million (2017 - $0.4 million) to TP DR. The Company has no further commitments or guarantees with respect to TP DR. The valuation policy with respect to this investment in investment funds is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.
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
As of June 30, 2018, the Cloudbreak entities held $5.1 million (December 31, 2017 - $4.6 million) of the Company’s asset-backed security investments, which are included in investments in securities in the condensed consolidated balance sheet. The Company’s pro rata interest in the underlying investments is registered in the name of Cloudbreak II US LLC and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).
As of June 30, 2018, the Company held a 9.4% (December 31, 2017 - 9.3%) interest in TP Trading II LLC. The Company accounts for its equity investment in TP Trading II LLC under the variable interest model, in which the Company is not the primary beneficiary, at NAV, as a practical expedient for fair value, in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss). As of June 30, 2018, the estimated fair value of the investment was $5.9 million (December 31, 2017 - $6.0 million). The valuation policy with respect to this investment is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with these investments are limited to the carrying value of the investments.
Ventures Entities
The Company holds equity interests in Venture Three Holdings LLC, Venture Four Holdings LLC, Venture Five Holdings LLC and Venture Six Holdings LLC (collectively, the “Ventures entities”), which are affiliates of the Investment Manager. The Company invests in the Ventures entities alongside other investment funds managed by the Investment Manager. The primary purpose of these entities is to make investments in direct commercial real estate, real estate debt and a publicly traded telecommunications company.
The Company accounts for its equity interests in the Ventures entities under the variable interest model, in which the Company is not the primary beneficiary. As of June 30, 2018, the Ventures entities held $17.8 million (December 31, 2017 - $7.5 million) of the Company’s investments, which are included in investments in securities in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss). The valuation policy with respect to this investment is further described in Note 4. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment.

Cloudbreak Aggregator LP
The Company holds equity interests in Cloudbreak Aggregator LP, which is an affiliate of the Investment Manager. The Company invests in the Cloudbreak Aggregator LP alongside other investment funds managed by the Investment Manager. The primary purpose of this entity is to invest in Far Point LLC, the sponsor of Far Point Acquisition Corporation “FPAC”.  FPAC is a NYSE listed special acquisition corporation.
The Company accounts for its equity interests in the Cloudbreak Aggregator LP under the variable interest model, in which the Company is not the primary beneficiary. As of June 30, 2018, the Cloudbreak Aggregator LP held $3.2 million (December 31, 2017 - $nil) of the Company’s investments in limited partnerships which are included in investments in securities in the condensed consolidated balance sheets. The Company records changes in the fair value of this investment in the condensed consolidated statements of income (loss). The valuation policy with respect to this investment is further described in Note 4. The Company’s maximum commitment amount is $58.5 million. The Company’s maximum exposure to loss as a result of its involvement with this investment is limited to the carrying value of the investment and the commitment.
18. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	99,498,901	102,283,844	100,342,636	103,144,078
Dilutive effect of options	1,274,609	1,084,217	—	937,864
Dilutive effect of warrants	878,977	988,830	—	860,484
Dilutive effect of restricted shares with service and performance condition	379,998	212,335	—	207,284
Diluted number of common shares outstanding	102,032,485	104,569,226	100,342,636	105,149,710
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$19,602	$74,578	$(6,399)	$178,764
Net income allocated to Third Point Re participating common shareholders	(6)	(71)	—	(204)
Net income (loss) allocated to Third Point Re common shareholders	$19,596	$74,507	$(6,399)	$178,560
Basic earnings (loss) per common share	$0.20	$0.73	$(0.06)	$1.73
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$19,602	$74,578	$(6,399)	$178,764
Net income allocated to Third Point Re participating common shareholders	(6)	(69)	—	(200)
Net income (loss) allocated to Third Point Re common shareholders	$19,596	$74,509	$(6,399)	$178,564
Diluted earnings (loss) per common share	$0.19	$0.71	$(0.06)	$1.70
For the three months ended June 30, 2018 and 2017, anti-dilutive options of 3,764,521 and 4,322,659, respectively, were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2018 and 2017, anti-dilutive options of 3,764,521 and 4,322,659, respectively, were excluded from the computation of diluted earnings per share.
Additionally, as a result of the net loss for the six months ended June 30, 2018, dilutive options, warrants and restricted shares with service and performance conditions totaling 10,003,738 were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
19. Related party transactions
In addition to the transactions disclosed in Notes 4, 9 and 17 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) serve as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees have appointed the Investment Manager as its true and lawful agent and attorney. As of June 30, 2018, Loan LLC held $126.0 million (December 31, 2017 - $99.6 million) and Ventures LLC held $38.9 million (December 31, 2017 - $6.3 million) of the Company’s investments, which are included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense are reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss). The valuation policy, with respect to investments held by the nominees, is further discussed in Note 4.

BlackRock, Inc. (“BlackRock”) reported a beneficial ownership interest of more than 10% of the Company’s common shares as of December 31, 2017. As a result, BlackRock is considered a related party as defined by U.S. GAAP. As of June 30, 2018, $46.9 million (December 31, 2017 - $106.5 million) of equity securities in BlackRock were included in the Company’s condensed consolidated balance sheets. Included in the Company’s net investment income in its condensed consolidated statements of income (loss) for the three and six months ended June 30, 2018 was $(5.1) million and $1.4 million, respectively (2017 - $3.6 million and $3.6 million, respectively) of investment income associated with the Company’s investment in BlackRock.
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

In the normal course of trading activities in its investment portfolio, the Company trades and holds certain derivative contracts, such as written options, which constitute guarantees. The maximum payout for written put options is limited to the number of contracts written and the related strike prices and the maximum payout for written call options is dependent upon the market price of the underlying security at the date of a payout event. As of June 30, 2018, the investment portfolio had a maximum payout amount of approximately $653.4 million (December 31, 2017 - $399.2 million) relating to written put option contracts with expiration ranging from one month to seven months from the balance sheet date. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the settlement of a payout event. The fair value of these written put options as of June 30, 2018 was $4.4 million (December 31, 2017 - $3.5 million) and is included in securities sold, not yet purchased in the condensed consolidated balance sheets.
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
Upon selling credit default swap protection, the Company may expose itself to the risk of loss from related credit events specified in the contract. Credit spreads of the underlying positions together with the period of expiration is indicative of the likelihood of a credit event under the credit default swap contract and the Company’s risk of loss. Higher credit spreads and shorter expiration dates are indicative of a higher likelihood of a credit event resulting in the Company’s payment to the buyer of protection. Lower credit spreads and longer expiration dates would indicate the opposite and lowers the likelihood the Company needs to pay the buyer of protection. As of June 30, 2018, there was no cash collateral received specifically related to written credit default swaps as collateral is based on the net exposure associated with all derivative instruments subject to applicable netting agreements with counterparties and may not be specific to any individual derivative contract.

The following table sets forth certain information related to the Company’s written credit derivatives as of June 30, 2018 and December 31, 2017:

June 30, 2018	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
Single name (0 - 250)	$2,375	$2,628	$5,003	$—	$2,147	$(2,147)

December 31, 2017	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
Single name (0 - 250)	$—	$2,351	$2,351	$—	$2,085	$(2,085)

(1)	As of June 30, 2018 and December 31, 2017, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
Investments
In addition to off-balance sheet risks related to specific financial instruments, the Company may be subject to concentrations of credit risk with certain counterparties. Substantially all securities transactions and individual counterparty concentrations are with major securities firms, such as prime brokers or their affiliates. However, the Company reduces its credit risk with counterparties by entering into master netting agreements. Therefore, assets represent the Company’s greater unrealized gains less unrealized losses for derivative contracts in which the Company has master netting agreements. Similarly, liabilities represent the Company’s greater unrealized losses less unrealized gains for derivative contracts in which the Company has master netting agreements. Furthermore, the Company obtains collateral from counterparties to reduce its exposure to counterparty credit risk.
The Company’s maximum exposure to credit risk associated with counterparty nonperformance on derivative contracts is limited to the net unrealized gains by counterparties inherent in such contracts which are recognized in the condensed consolidated balance sheets. As of June 30, 2018, the Company’s maximum counterparty credit risk exposure was $43.2 million (December 31, 2017 - $76.4 million).
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
The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018
	Property and Casualty Reinsurance	Corporate	Total
Revenues
Gross premiums written	$49,765	$—	$49,765
Gross premiums ceded	(3,479)	—	(3,479)
Net premiums written	46,286	—	46,286
Change in net unearned premium reserves	95,207	—	95,207
Net premiums earned	141,493	—	141,493
Expenses
Loss and loss adjustment expenses incurred, net	84,000	—	84,000
Acquisition costs, net	57,584	—	57,584
General and administrative expenses	4,963	4,733	9,696
Total expenses	146,547	4,733	151,280
Net underwriting loss	(5,054)	n/a	n/a
Net investment income	4,922	26,253	31,175
Other expenses	(3,983)	—	(3,983)
Interest expense	—	(2,051)	(2,051)
Foreign exchange gains (1)	8,847	—	8,847
Income tax expense	—	(4,390)	(4,390)
Net income attributable to noncontrolling interests in related party	—	(209)	(209)
Segment income	$4,732	$14,870
Net loss attributable to Third Point Re common shareholders			$19,602

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	59.4%
Acquisition cost ratio	40.7%
Composite ratio	100.1%
General and administrative expense ratio	3.5%
Combined ratio	103.6%

(1) Foreign exchange gains (losses) primarily result from the revaluation of foreign currency loss and loss adjustment expense reserves denominated in non-U.S. dollar. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains (losses) included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts, which is presented as part of the Property and Casualty segment. In the three months ended March 31, 2018, the Company modified the presentation of its operating segment to allocate foreign exchange gains (losses) to the Property and Casualty Reinsurance Segment to better align with the reinsurance activities that result in these foreign exchange gains and losses. These amounts had previously been presented as part of the Company’s corporate function. Prior period segment results have been adjusted to conform to this presentation.

(2) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended June 30, 2018
	Property and Casualty Reinsurance	Corporate	Total
Revenues
Gross premiums written	$428,125	$—	$428,125
Gross premiums ceded	(18,125)	—	(18,125)
Net premiums written	410,000	—	410,000
Change in net unearned premium reserves	(126,021)	—	(126,021)
Net premiums earned	283,979	—	283,979
Expenses
Loss and loss adjustment expenses incurred, net	176,620	—	176,620
Acquisition costs, net	108,989	—	108,989
General and administrative expenses	9,787	9,390	19,177
Total expenses	295,396	9,390	304,786
Net underwriting loss	(11,417)	n/a	n/a
Net investment income	7,521	21,446	28,967
Other expenses	(7,978)	—	(7,978)
Interest expense	—	(4,080)	(4,080)
Foreign exchange gains (1)	2,236	—	2,236
Income tax expense	—	(4,518)	(4,518)
Net income attributable to noncontrolling interests in related party	—	(219)	(219)
Segment income (loss)	$(9,638)	$3,239
Net loss attributable to Third Point Re common shareholders			$(6,399)

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	62.2%
Acquisition cost ratio	38.4%
Composite ratio	100.6%
General and administrative expense ratio	3.4%
Combined ratio	104.0%

(1) Foreign exchange gains (losses) primarily result from the revaluation of foreign currency loss and loss adjustment expense reserves denominated in non-U.S. dollar. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains (losses) included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts, which is presented as part of the Property and Casualty segment. In the three months ended March 31, 2018, the Company modified the presentation of its operating segment to allocate foreign exchange gains (losses) to the Property and Casualty Reinsurance Segment to better align with the reinsurance activities that result in these foreign exchange gains and losses. These amounts had previously been presented as part of the Company’s corporate function. Prior period segment results have been adjusted to conform to this presentation.

(2) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Three months ended June 30, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues
Gross premiums written	$156,564	$—	$156,564
Gross premiums ceded	(1,425)	—	(1,425)
Net premiums written	155,139	—	155,139
Change in net unearned premium reserves	18,419	—	18,419
Net premiums earned	173,558	—	173,558
Expenses
Loss and loss adjustment expenses incurred, net	107,379	—	107,379
Acquisition costs, net	68,641	—	68,641
General and administrative expenses	9,649	5,365	15,014
Total expenses	185,669	5,365	191,034
Net underwriting loss	(12,111)	n/a	n/a
Net investment income	31,206	76,119	107,325
Other expenses	(2,105)	—	(2,105)
Interest expense	—	(2,051)	(2,051)
Foreign exchange losses (1)	(4,781)	—	(4,781)
Income tax expense	—	(5,307)	(5,307)
Net income attributable to noncontrolling interests in related party	—	(1,027)	(1,027)
Segment income	$12,209	$62,369
Net income available to Third Point Re common shareholders			$74,578

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	61.9%
Acquisition cost ratio	39.5%
Composite ratio	101.4%
General and administrative expense ratio	5.6%
Combined ratio	107.0%

(1) Foreign exchange gains (losses) primarily result from the revaluation of foreign currency loss and loss adjustment expense reserves denominated in non-U.S. dollar. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains (losses) included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts, which is presented as part of the Property and Casualty segment. In the three months ended March 31, 2018, the Company modified the presentation of its operating segment to allocate foreign exchange gains (losses) to the Property and Casualty Reinsurance Segment to better align with the reinsurance activities that result in these foreign exchange gains and losses. These amounts had previously been presented as part of the Company’s corporate function. Prior period segment results have been adjusted to conform to this presentation.

(2) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended June 30, 2017
	Property and Casualty Reinsurance	Corporate	Total
Revenues
Gross premiums written	$302,918	$—	$302,918
Gross premiums ceded	(2,550)	—	(2,550)
Net premiums written	300,368	—	300,368
Change in net unearned premium reserves	11,199	—	11,199
Net premiums earned	311,567	—	311,567
Expenses
Loss and loss adjustment expenses incurred, net	193,274	—	193,274
Acquisition costs, net	123,093	—	123,093
General and administrative expenses	15,961	9,625	25,586
Total expenses	332,328	9,625	341,953
Net underwriting loss	(20,761)	n/a	n/a
Net investment income	67,326	168,509	235,835
Other expenses	(5,006)	—	(5,006)
Interest expense	—	(4,077)	(4,077)
Foreign exchange losses (1)	(4,796)	—	(4,796)
Income tax expense	—	(10,605)	(10,605)
Net income attributable to noncontrolling interests in related party	—	(2,201)	(2,201)
Segment income	$36,763	$142,001
Net income available to Third Point Re common shareholders			$178,764

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	62.0%
Acquisition cost ratio	39.5%
Composite ratio	101.5%
General and administrative expense ratio	5.1%
Combined ratio	106.6%

(1) Foreign exchange gains (losses) primarily result from the revaluation of foreign currency loss and loss adjustment expense reserves denominated in non-U.S. dollar. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) on loss and loss adjustment expense reserves in the period are offset by corresponding foreign exchange gains (losses) included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts, which is presented as part of the Property and Casualty segment. In the three months ended March 31, 2018, the Company modified the presentation of its operating segment to allocate foreign exchange gains (losses) to the Property and Casualty Reinsurance Segment to better align with the reinsurance activities that result in these foreign exchange gains and losses. These amounts had previously been presented as part of the Company’s corporate function. Prior period segment results have been adjusted to conform to this presentation.

(2) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the three and six months ended June 30, 2018 and 2017 as a percentage of total gross premiums written in the relevant period:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Largest contract	32.8%	65.9%	21.4%	34.0%
Second largest contract	15.4%	12.9%	n/a	17.9%
Third largest contract	13.8%	n/a	n/a	n/a
Total for contracts contributing greater than 10% each	62.0%	78.8%	21.4%	51.9%
Total for contracts contributing less than 10% each	38.0%	21.2%	78.6%	48.1%
	100.0%	100.0%	100.0%	100.0%
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and six months ended June 30, 2018 and 2017:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Property	$1,660	3.3%	$(8,827)	(5.6)%	$2,029	0.5%	$(8,815)	(2.9)%
Casualty	43,510	87.4%	15,008	9.6%	196,730	46.0%	102,213	33.7%
Specialty	254	0.6%	41,032	26.2%	225,025	52.5%	100,169	33.1%
Total prospective reinsurance contracts	45,424	91.3%	47,213	30.2%	423,784	99.0%	193,567	63.9%
Retroactive reinsurance contracts	4,341	8.7%	109,351	69.8%	4,341	1.0%	109,351	36.1%
	$49,765	100.0%	$156,564	100.0%	$428,125	100.0%	$302,918	100.0%
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the three and six months ended June 30, 2018 and 2017:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Largest broker	$19,858	39.9%	$107,612	68.7%	$165,582	38.7%	$107,612	35.5%
Second largest broker	n/a	n/a	22,448	14.3%	159,413	37.2%	73,499	24.3%
Third largest broker	n/a	n/a	n/a	n/a	52,982	12.4%	35,269	11.6%
Fourth largest broker	n/a	n/a	n/a	n/a	n/a	n/a	31,853	10.5%
Other	29,907	60.1%	26,504	17.0%	50,148	11.7%	54,685	18.1%
	$49,765	100.0%	$156,564	100.0%	$428,125	100.0%	$302,918	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the three and six months ended June 30, 2018 and 2017:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
United States	$31,400	63.1%	$1,340	0.8%	$264,271	61.7%	$43,769	14.4%
Bermuda	3,357	6.7%	—	—%	73,710	17.2%	54,075	17.9%
United Kingdom	15,008	30.2%	150,744	96.3%	66,993	15.7%	200,594	66.2%
Other	—	—%	4,480	2.9%	23,151	5.4%	4,480	1.5%
	$49,765	100.0%	$156,564	100.0%	$428,125	100.0%	$302,918	100.0%

23. Subsequent events
Change in Investment Management Structure
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (“LPA”) of Third Point Enhanced LP (“TP Fund”) with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. In accordance with the LPA, TP GP will serve as the general partner of TP Fund. On July 31, 2018, Third Point Re BDA and Third Point Re USA, together the “TPRE Limited Partners”, and TP Fund executed a Subscription Agreement, pursuant to which the TPRE Limited Partners will transfer assets and related liabilities (other than certain collateral assets) from their separate accounts to TP Fund, and TP Fund will issue limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value of the assets and related liabilities transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash will not be transferred to TP Fund. Such collateral assets will be managed by Third Point LLC under a separate investment management agreement. Third Point Re BDA and Third Point Re USA will begin transferring the assets and related liabilities from their separate accounts to TP Fund on August 31, 2018, and substantially all of the assets are expected to be transferred by September 30, 2018. Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re, Third Point Re BDA, Third Point LLC and TP GP and the Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re USA, Third Point Re (USA) Holdings Inc., Third Point LLC and TP GP (the “Existing Agreements”) will terminate on the date that all assets and related liabilities to be transferred to TP Fund under the Subscription Agreement have been transferred to TP Fund.
Pursuant to an Investment Management Agreement between Third Point LLC and TP Fund dated July 31, 2018 (the “TP Fund IMA”), Third Point LLC will be the investment manager for TP Fund. The TP Fund IMA will continue until terminated by any party thereto upon 90 days’ prior written notice to the other party.
The Company expects its overall investment exposures, returns, fees paid to Third Point LLC and TP GP as well as the investment guidelines, liquidity and redemption rights to be generally similar under the new LPA and TP Fund compared to what would have been expected under the separate accounts managed under the Existing Agreements, assuming similar underlying investment portfolio returns and exposure levels. However, there can be no assurance of such results.
As a result of the change described above, the Company’s investments in TP Fund will be presented on the condensed consolidated balance sheets as an investment in a related party investment fund. The Company does not expect significant changes to the presentation of its condensed consolidated statements of income as a result of this change. If the LPA had been in effect on June 30, 2018, we anticipate that the Company’s selected consolidated balance sheets data as of June 30, 2018 would have appeared as follows:

	June 30, 2018
	As previously reported	Pro-forma under new investment structure
Selected Consolidated Balance Sheets Data:
Total investments in securities (1)	$3,098,125	$1,991,129
Total assets	4,909,619	3,504,693
Total liabilities	3,305,530	1,912,939
Shareholders’ equity attributable to Third Point Re common shareholders	1,591,754	1,591,754
Total shareholders’ equity	$1,596,910	$1,591,754
(1) Total investments in securities included in “Pro-forma under new investment structure” include the Company’s investment in related party investment fund, Third Point Enhanced LP, and collateral assets consisting of debt securities.
Unsecured Revolving Credit and Letter of Credit Facility Agreement
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into an Unsecured Revolving Credit and Letter of Credit Facility Agreement (the “Credit Agreement”) with SunTrust Bank, SunTrust Robinson Humphrey, Inc., RBC Capital Markets and ING Capital.

The Credit Agreement provides for the issuance of up to $200.0 million of letters of credit to support obligations in connection with the reinsurance business of Third Point Re BDA and Third Point Re USA. Letters of credit fees are payable on account of each letter of credit issued under the unsecured facility at a rate of 1.50% per annum and the commitment fee is 0.20% per annum. The Credit Agreement expires on July 30, 2019.
The Credit Agreement contains covenants that include, among other things:

(i)	the requirement that the Company initially maintain a minimum level of consolidated net worth of at least $1,114.2 million,

(ii)	the requirement that the Company maintain at all times a consolidated total debt to consolidated total capital ratio not greater than 0.35:1.00, and

(iii)	the requirement that Third Point Re BDA and Third Point Re USA both maintain a financial strength rating of at least “A-” through November 30, 2018 and “B++” thereafter by A.M. Best.
In addition, the Credit Agreement contains customary negative covenants applicable to the Company and its subsidiaries, including limitations on the ability to pay dividends and other payments in respect of equity interests at any time that the Company is otherwise in default with respect to certain provisions under the respective Credit Agreement, limitations on the ability to incur liens, sell assets, merge or consolidate with others, enter into transactions with affiliates, and limitations on the ability of its subsidiaries to incur indebtedness. The Credit Agreement also contains customary affirmative covenants, representations and warranties and events of default for credit facilities of its type.
24. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, condensed consolidating statements of income for the three and six months ended June 30, 2018 and 2017 and condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Equity securities	$—	$—	$2,427,768	$—	$2,427,768
Debt securities	—	—	617,913	—	617,913
Other investments	—	—	52,444	—	52,444
Total investments in securities	—	—	3,098,125	—	3,098,125
Cash and cash equivalents	1	190	17,260	—	17,451
Restricted cash and cash equivalents	—	—	569,968	—	569,968
Investment in subsidiaries	1,630,308	271,249	165,315	(2,066,872)	—
Due from brokers	—	—	258,764	—	258,764
Derivative assets, at fair value	—	—	34,738	—	34,738
Interest and dividends receivable	—	—	4,385	—	4,385
Reinsurance balances receivable	—	—	631,952	—	631,952
Deferred acquisition costs, net	—	—	264,408	—	264,408
Unearned premiums ceded	—	—	17,606	—	17,606
Loss and loss adjustment expenses recoverable	—	—	1,414	—	1,414
Amounts due from (to) affiliates	(37,588)	77	37,511	—	—
Other assets	254	—	10,554	—	10,808
Total assets	$1,592,975	$271,516	$5,112,000	$(2,066,872)	$4,909,619
Liabilities
Accounts payable and accrued expenses (1)	$1,221	$(9,663)	$20,486	$—	$12,044
Reinsurance balances payable	—	—	74,013	—	74,013
Deposit liabilities	—	—	129,700	—	129,700
Unearned premium reserves	—	—	792,096	—	792,096
Loss and loss adjustment expense reserves	—	—	791,313	—	791,313
Securities sold, not yet purchased, at fair value	—	—	443,216	—	443,216
Due to brokers	—	—	926,588	—	926,588
Derivative liabilities, at fair value	—	—	12,380	—	12,380
Performance fee payable to related party	—	—	4,641	—	4,641
Interest and dividends payable	—	3,022	2,696	—	5,718
Senior notes payable, net of deferred costs	—	113,821	—	—	113,821
Total liabilities	1,221	107,180	3,197,129	—	3,305,530
Redeemable noncontrolling interests in related party	—	—	7,179	—	7,179
Shareholders’ equity
Common shares	9,963	—	1,239	(1,239)	9,963
Additional paid-in capital	994,170	165,535	1,534,496	(1,700,031)	994,170
Retained earnings (deficit)	587,621	(1,199)	366,801	(365,602)	587,621
Shareholders’ equity attributable to Third Point Re common shareholders	1,591,754	164,336	1,902,536	(2,066,872)	1,591,754
Noncontrolling interests in related party	—	—	5,156	—	5,156
Total shareholders’ equity	1,591,754	164,336	1,907,692	(2,066,872)	1,596,910
Total liabilities, noncontrolling interests and shareholders’ equity	$1,592,975	$271,516	$5,112,000	$(2,066,872)	$4,909,619
(1) Negative balance of $9.7 million represents net deferred tax assets that are offset by net deferred tax liabilities in Third Point Re USA of $10.0 million, resulting in a net liability position as of June 30, 2018.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended June 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$49,765	$—	$49,765
Gross premiums ceded	—	—	(3,479)	—	(3,479)
Net premiums written	—	—	46,286	—	46,286
Change in net unearned premium reserves	—	—	95,207	—	95,207
Net premiums earned	—	—	141,493	—	141,493
Net investment income	—	—	31,175	—	31,175
Equity in earnings (losses) of subsidiaries	21,319	1,847	(13)	(23,153)	—
Total revenues	21,319	1,847	172,655	(23,153)	172,668
Expenses
Loss and loss adjustment expenses incurred, net	—	—	84,000	—	84,000
Acquisition costs, net	—	—	57,584	—	57,584
General and administrative expenses	1,717	19	7,960	—	9,696
Other expenses	—	—	3,983	—	3,983
Interest expense	—	2,051	—	—	2,051
Foreign exchange gains	—	—	(8,847)	—	(8,847)
Total expenses	1,717	2,070	144,680	—	148,467
Income (loss) before income tax (expense) benefit	19,602	(223)	27,975	(23,153)	24,201
Income tax (expense) benefit	—	435	(4,825)	—	(4,390)
Net income	19,602	212	23,150	(23,153)	19,811
Net income attributable to noncontrolling interests in related party	—	—	(209)	—	(209)
Net income available to Third Point Re common shareholders	$19,602	$212	$22,941	$(23,153)	$19,602

For the six months ended June 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$428,125	$—	$428,125
Gross premiums ceded	—	—	(18,125)	—	(18,125)
Net premiums written	—	—	410,000	—	410,000
Change in net unearned premium reserves	—	—	(126,021)	—	(126,021)
Net premiums earned	—	—	283,979	—	283,979
Net investment income	—	—	28,967	—	28,967
Equity in earnings (losses) of subsidiaries	(3,038)	239	(30)	2,829	—
Total revenues	(3,038)	239	312,916	2,829	312,946
Expenses
Loss and loss adjustment expenses incurred, net	—	—	176,620	—	176,620
Acquisition costs, net	—	—	108,989	—	108,989
General and administrative expenses	3,361	22	15,794	—	19,177
Other expenses	—	—	7,978	—	7,978
Interest expense	—	4,080	—	—	4,080
Foreign exchange gains	—	—	(2,236)	—	(2,236)
Total expenses	3,361	4,102	307,145	—	314,608
Income (loss) before income tax (expense) benefit	(6,399)	(3,863)	5,771	2,829	(1,662)
Income tax (expense) benefit	—	861	(5,379)	—	(4,518)
Net income (loss)	(6,399)	(3,002)	392	2,829	(6,180)
Net income attributable to noncontrolling interests in related party	—	—	(219)	—	(219)
Net income (loss) available (attributable) to Third Point Re common shareholders	$(6,399)	$(3,002)	$173	$2,829	$(6,399)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended June 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$156,564	$—	$156,564
Gross premiums ceded	—	—	(1,425)	—	(1,425)
Net premiums written	—	—	155,139	—	155,139
Change in net unearned premium reserves	—	—	18,419	—	18,419
Net premiums earned	—	—	173,558	—	173,558
Net investment income	—	—	107,325	—	107,325
Equity in earnings (losses) of subsidiaries	75,843	4,843	(10)	(80,676)	—
Total revenues	75,843	4,843	280,873	(80,676)	280,883
Expenses
Loss and loss adjustment expenses incurred, net	—	—	107,379	—	107,379
Acquisition costs, net	—	—	68,641	—	68,641
General and administrative expenses	1,265	12	13,737	—	15,014
Other expenses	—	—	2,105	—	2,105
Interest expense	—	2,051	—	—	2,051
Foreign exchange losses	—	—	4,781	—	4,781
Total expenses	1,265	2,063	196,643	—	199,971
Income before income tax (expense) benefit	74,578	2,780	84,230	(80,676)	80,912
Income tax (expense) benefit	—	722	(6,029)	—	(5,307)
Net income	74,578	3,502	78,201	(80,676)	75,605
Net income attributable to noncontrolling interests in related party	—	—	(1,027)	—	(1,027)
Net income available to Third Point Re common shareholders	$74,578	$3,502	$77,174	$(80,676)	$74,578

For the six months ended June 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$302,918	$—	$302,918
Gross premiums ceded	—	—	(2,550)	—	(2,550)
Net premiums written	—	—	300,368	—	300,368
Change in net unearned premium reserves	—	—	11,199	—	11,199
Net premiums earned	—	—	311,567	—	311,567
Net investment income	—	—	235,835	—	235,835
Equity in earnings (losses) of subsidiaries	181,213	13,832	(5)	(195,040)	—
Total revenues	181,213	13,832	547,397	(195,040)	547,402
Expenses
Loss and loss adjustment expenses incurred, net	—	—	193,274	—	193,274
Acquisition costs, net	—	—	123,093	—	123,093
General and administrative expenses	2,449	20	23,117	—	25,586
Other expenses	—	—	5,006	—	5,006
Interest expense	—	4,077	—	—	4,077
Foreign exchange losses	—	—	4,796	—	4,796
Total expenses	2,449	4,097	349,286	—	355,832
Income before income tax (expense) benefit	178,764	9,735	198,111	(195,040)	191,570
Income tax (expense) benefit	—	1,434	(12,039)	—	(10,605)
Net income	178,764	11,169	186,072	(195,040)	180,965
Net income attributable to noncontrolling interests in related party	—	—	(2,201)	—	(2,201)
Net income available to Third Point Re common shareholders	$178,764	$11,169	$183,871	$(195,040)	$178,764

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(6,399)	$(3,002)	$392	$2,829	$(6,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	3,038	(239)	30	(2,829)	—
Share compensation expense	279	—	2,279	—	2,558
Net interest expense on deposit liabilities	—	—	2,449	—	2,449
Net unrealized loss on investments and derivatives	—	—	95,513	—	95,513
Net realized gain on investments and derivatives	—	—	(130,500)	—	(130,500)
Net foreign exchange gains	—	—	(2,236)	—	(2,236)
Amortization of premium and accretion of discount, net	—	88	2,825	—	2,913
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(157,498)	—	(157,498)
Deferred acquisition costs, net	—	—	(5,615)	—	(5,615)
Unearned premiums ceded	—	—	(16,557)	—	(16,557)
Loss and loss adjustment expenses recoverable	—	—	(301)	—	(301)
Other assets	410	—	(3,947)	—	(3,537)
Interest and dividends receivable, net	—	(33)	865	—	832
Unearned premium reserves	—	—	142,578	—	142,578
Loss and loss adjustment expense reserves	—	—	74,655	—	74,655
Accounts payable and accrued expenses	458	(858)	(22,164)	—	(22,564)
Reinsurance balances payable	—	—	32,208	—	32,208
Performance fees payable to related party	—	—	4,641	—	4,641
Amounts due from (to) affiliates	36,300	335	(36,635)	—	—
Net cash provided by (used in) operating activities	34,086	(3,709)	(17,018)	—	13,359
Investing activities
Purchases of investments	—	—	(2,180,138)	—	(2,180,138)
Proceeds from sales of investments	—	—	2,156,754	—	2,156,754
Purchases of investments to cover short sales	—	—	(590,113)	—	(590,113)
Proceeds from short sales of investments	—	—	628,913	—	628,913
Change in due to/from brokers, net	—	—	202,712	—	202,712
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)	—	(29,618)
Net cash provided by investing activities	—	—	188,510	—	188,510
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	—	—	—	—	—
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(60,420)	—	—	—	(60,420)
Decrease in deposit liabilities, net	—	—	(1,779)	—	(1,779)
Change in total noncontrolling interests in related party, net	—	—	(101,510)	—	(101,510)
Dividend received by (paid to) parent	26,400	3,700	(30,100)	—	—
Net cash provided by (used in) financing activities	(34,094)	3,700	(133,389)	—	(163,783)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8)	(9)	38,103	—	38,086
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$1	$190	$587,228	$—	$587,419

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$178,764	$11,169	$186,072	$(195,040)	$180,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(181,213)	(13,832)	5	195,040	—
Share compensation expense	73	—	3,301	—	3,374
Net interest expense on deposit liabilities	—	—	312	—	312
Net unrealized gain on investments and derivatives	—	—	(128,168)	—	(128,168)
Net realized gain on investments and derivatives	—	—	(154,504)	—	(154,504)
Net foreign exchange losses	—	—	4,796	—	4,796
Amortization of premium and accretion of discount, net	—	88	(210)	—	(122)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(85,733)	—	(85,733)
Deferred acquisition costs, net	—	—	18,425	—	18,425
Unearned premiums ceded	—	—	(1,938)	—	(1,938)
Loss and loss adjustment expenses recoverable	—	—	(1,712)	—	(1,712)
Other assets	302	(1,663)	7,519	—	6,158
Interest and dividends receivable, net	—	(35)	2,988	—	2,953
Unearned premium reserves	—	—	(9,261)	—	(9,261)
Loss and loss adjustment expense reserves	—	—	63,769	—	63,769
Accounts payable and accrued expenses	67	—	7,482	—	7,549
Reinsurance balances payable	—	—	22,237	—	22,237
Performance fees payable to related party	—	—	53,455	—	53,455
Amounts due from (to) affiliates	40,523	(3,831)	(36,692)	—	—
Net cash provided by (used in) operating activities	38,516	(8,104)	(47,857)	—	(17,445)
Investing activities
Purchases of investments	—	—	(1,712,929)	—	(1,712,929)
Proceeds from sales of investments	—	—	1,966,027	—	1,966,027
Purchases of investments to cover short sales	—	—	(306,237)	—	(306,237)
Proceeds from short sales of investments	—	—	462,066	—	462,066
Change in due to/from brokers, net	—	—	(261,994)	—	(261,994)
Net cash provided by investing activities	—	—	146,933	—	146,933
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	998	—	—	—	998
Purchases of Third Point Re common shares under share repurchase program	(40,864)	—	—	—	(40,864)
Decrease in deposit liabilities, net	—	—	(124)	—	(124)
Change in total noncontrolling interests in related party, net	—	—	(18,066)	—	(18,066)
Dividend received by (paid to) parent	—	8,300	(8,300)	—	—
Net cash provided by (used in) financing activities	(39,866)	8,300	(26,490)	—	(58,056)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,350)	196	72,586	—	71,432
Cash, cash equivalents and restricted cash at beginning of period	1,629	79	307,183	—	308,891
Cash, cash equivalents and restricted cash at end of period	$279	$275	$379,769	$—	$380,323

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

•	loss of key employees at Third Point LLC;

•	Third Point LLC’s compensation arrangements may incentivize investments that are risky or speculative;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	suspension or revocation of our reinsurance licenses;

•	potentially being deemed an investment company under U.S. federal securities law;

•	failure of reinsurance subsidiaries to meet minimum capital and surplus requirements;

•	changes in Bermuda or other law and regulation that may have an adverse impact on our operations;

•	Third Point Re and/or Third Point Re BDA potentially becoming subject to U.S. federal income taxation;

•	potential characterization of Third Point Re and/or Third Point Re BDA as a passive foreign investment company;

•	subjection of our affiliates to the base erosion and anti-abuse tax;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act;

•	risks associated with the expected change in our investment management structure; and

•
other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K, as updated by this Quarterly Report on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission.

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
Change in Investment Management Structure
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (“LPA”) of Third Point Enhanced LP (“TP Fund”) with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. In accordance with the LPA, TP GP will serve as the general partner of TP Fund. On July 31, 2018, Third Point Re BDA and Third Point Re USA, together the “TPRE Limited Partners”, and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners will transfer assets and related liabilities (other than certain collateral assets) from their separate accounts to TP Fund, and TP Fund will issue limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value of the assets and related liabilities transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash will not be transferred to TP Fund. Such collateral assets will be managed by Third Point LLC under a separate investment management agreement. Third Point Re BDA and Third Point Re USA will begin transferring the assets and related liabilities from their separate accounts to TP Fund on August 31, 2018, and substantially all of the assets are expected to be transferred by September 30, 2018. The Amended and Restated

Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re, Third Point Re BDA, Third Point LLC and TP GP and the Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re USA, Third Point Re (USA) Holdings Inc., Third Point LLC and TP GP (the “Existing Agreements”) will terminate on the date that all assets and related liabilities to be transferred to TP Fund under the Subscription Agreement, described below, have been transferred to TP Fund.
Pursuant to an Investment Management Agreement between Third Point LLC and TP Fund dated July 31, 2018 (the “TP Fund IMA”), Third Point LLC will be the investment manager for TP Fund. The TP Fund IMA will continue until terminated by any party thereto upon 90 days’ prior written notice to the other party. Pursuant to the TP Fund IMA, TP Fund will pay to Third Point LLC a monthly management fee equal to 0.125% (1.5% per annum) of the net asset value of TP Fund (determined as of the beginning of the month before the accrual of the performance allocation) multiplied by an exposure multiplier. The exposure multiplier will be computed by dividing the average of the daily investment exposure leverage of TP Fund by the average of the daily investment exposure leverage of Third Point Offshore Master Fund L.P. In addition, TP Fund will reimburse Third Point LLC for certain expenses incurred by Third Point LLC in connection with the TP Fund IMA. The TP Fund IMA includes provisions limiting liability of Third Point LLC and its affiliates to specified circumstances and providing for indemnification by TP Fund for certain losses suffered by Third Point LLC or its affiliates.
We expect our overall investment exposures, returns, fees paid to Third Point LLC and TP GP as well as the investment guidelines, liquidity and redemption rights to be generally similar under the new LPA and TP Fund compared to what would have been expected under the separate accounts managed under the Existing Agreements, assuming similar underlying investment portfolio returns and exposure levels. However, there can be no assurance of such results.
In accordance with the investment guidelines under the LPA, the underlying investment portfolio of TP Fund will be managed on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., which is managed by Third Point LLC, but with increased exposures through the use of additional financial leverage. The leverage of TP Fund will be managed based on the terms of the LPA to generally target a “leverage factor” of (a) one and one half times (1.5x) for investments in liquid securities and (b) one time (1x) for investments in illiquid securities and ABS securities, in each case, as determined by TP GP in its sole discretion. In addition, pursuant to the LPA, TP GP will be required to apply the following limitations for TP Fund: (1) Composition of Investments: at least 60% of the investment portfolio will be held in debt and equity securities of publicly traded companies and governments of the Organization of Economic Co-operation and Development (“OECD”) high income countries, asset backed securities, cash, cash equivalents and gold and other precious metals; (2) Concentration of Investments: other than cash, cash equivalents and United States government obligations, TP Fund’s total exposure to any one issuer or entity will constitute no more than 15% (multiplied by the exposure multiplier described above) of the investment portfolio’s total exposure; (3) Liquidity: the portfolio of TP Fund will be invested in such fashion that the Company has a reasonable expectation that it can meet any of its liabilities as they become due; and (4) Net Exposure Limits: the net exposure may not exceed two times net asset value for more than 10 trading days in any 30-trading day period. Net exposure represents the short exposure subtracted from the long exposure in a given category. Under the LPA, the TPRE Limited Partners will have the right to withdraw funds weekly from TP Fund to pay claims and expenses as needed, to meet capital adequacy requirements and to satisfy financing obligations. The TPRE Limited Partners may also withdraw their investment upon the occurrence of certain events specified in the LPA and may withdraw their investment in full on December 31, 2021 and each successive three-year anniversary of such date. The term of TP Fund shall continue until the occurrence of certain events described in the LPA.
With respect to each of the TPRE Limited Partners, TP GP will receive a performance allocation equal to 20% of the net investment income allocated to each limited partner’s capital account in TP Fund. The performance allocation will be calculated at the end of each fiscal year of TP Fund as 20% of the net increase, if any, allocated to the limited partner’s capital account in TP Fund for such fiscal year, minus the management fee and any loss recovery account balance relating to such capital account.
As discussed above, on July 31, 2018, the TPRE Limited Partners and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners will transfer certain assets and related liabilities from their separate accounts to TP Fund over a number of transfer dates beginning on August 31, 2018, and TP Fund will issue limited partner interests proportionate to and based on the net asset value of the assets and related liabilities transferred on each applicable transfer date.
The Subscription Agreement includes provisions limiting liability of TP GP and its affiliates to specified circumstances and providing for indemnification by the TPRE Limited Partners for certain losses incurred by TP GP and its affiliates.
On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into an investment management agreement with Third Point LLC (the “Collateral Assets IMA”), effective August 31, 2018, pursuant to which Third Point LLC will serve as investment manager of certain collateral assets that are not expected to be transferred to TP Fund. The Collateral Assets IMA will continue in effect for so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund.
The Collateral Assets IMA includes provisions limiting liability of Third Point LLC and its affiliates to specified circumstances and providing for indemnification by Third Point Re BDA and Third Point Re USA for certain losses incurred by Third Point LLC and its affiliates.
Third Point Re BDA and Third Point Re USA will be responsible for any and all third party expenses incurred by them or on their behalf that are directly attributable to the management of the collateral assets, other than those borne by Third Point LLC. No asset-based or performance-based compensation will be paid to Third Point LLC by Third Point Re BDA or Third Point Re USA under the Collateral Assets IMA.
Upon three business days’ prior written notice, Third Point Re BDA and Third Point Re USA may withdraw all or a portion of the collateral assets effective as of any calendar month end or on the close of business on each Wednesday during a month.
As a result of the change described above, the Company’s investments in TP Fund will be presented on the condensed consolidated balance sheets as an investment in a related party investment fund.
See Note 23 to our condensed consolidated financial statements for additional information.
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
There continues to be significant underwriting capacity available and market conditions remain challenging. We believe this excess capacity is due to strong retained earnings in the reinsurance industry as a result of low catastrophe losses in recent years, an influx of capacity from collateralized reinsurance and other insurance-linked securities vehicles and increased competition from new entrants. During the third quarter of 2017, the insurance industry was impacted by significant catastrophe losses, including losses caused by hurricanes Harvey, Irma and Maria and two earthquakes in Mexico. Considering the significant third quarter catastrophe losses, losses sustained in the fourth quarter from California wildfires and other smaller catastrophe losses incurred throughout the year, AIR Worldwide, Risk Management Solutions, Inc., and most other industry experts believe that the amount of insured catastrophe losses for 2017 will exceed $100 billion. While many market participants were hopeful that the significant catastrophe losses would lead to significant improvements in pricing, terms and conditions within the property catastrophe line of business with the possibility of improvements in other reinsurance lines, improvements within the property catastrophe line of business at the January 1 and June 30 renewals date were generally lower than market expectations. However, we are seeing some signs of improvement in reinsurance terms and conditions and underlying pricing in some of the lines of business that we focus on. We renewed several contracts during the fourth quarter of 2017 and the first half of 2018 where we were able to achieve improved reinsurance terms and/or believe there was some modest improvement in the pricing of the underlying insurance policies. We are cautiously optimistic that we will continue to see similar improvements across our in force portfolio as well as new business opportunities.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. We expect to see increased demand for our products as companies that sustained significant catastrophe losses look for ways to bolster their capital positions but it is unclear how the supply of capacity to unaffected lines of business will be impacted. As our capital position has strengthened and market conditions improve, we expect to expand the lines of business and forms of reinsurance on which we focus. This may include lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk.
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
The table below shows the key performance indicators for our consolidated business for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(5,054)	$(12,111)	$(11,417)	$(20,761)
Combined ratio (1)	103.6%	107.0%	104.0%	106.6%

Key investment return metrics:
Net investment income	$31,175	$107,325	$28,967	$235,835
Net investment return on investments managed by Third Point LLC	1.0%	4.5%	0.8%	10.6%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$16.31	$16.33	$16.31	$16.33
Diluted book value per share (2) (3)	$15.63	$15.65	$15.63	$15.65
Change in diluted book value per share (2)	1.6%	5.0%	(0.1)%	12.0%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	1.2%	5.0%	(0.4)%	12.8%
Invested asset leverage (3)	1.6	1.6	1.6	1.6

(1)	See Note 22 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

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
As of June 30, 2018, basic book value per share was $16.31, representing an increase of $0.28 per share, or 1.7%, from $16.03 per share as of March 31, 2018. As of June 30, 2018, diluted book value per share was $15.63, representing an increase of $0.24 per share, or 1.6%, from $15.39 per share as of March 31, 2018. The increases were primarily due to net income in the period.
As of June 30, 2018, basic book value per share was $16.31, representing a decrease of $0.02 per share, or 0.1%, from $16.33 per share as of December 31, 2017. As of June 30, 2018, diluted book value per share was $15.63, representing a decrease of $0.02 per share, or 0.1%, from $15.65 per share as of December 31, 2017. The decreases were primarily due to a net loss in the period.
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
The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to a decrease in net income in the current year periods.
Invested Asset Leverage

Invested asset leverage is a ratio calculated by dividing our net investments managed by Third Point LLC by shareholders’ equity attributable to Third Point Re common shareholders and is a key metric in assessing the amount of insurance float generated by our reinsurance operation that has been invested by our investment manager, Third Point LLC.  Given the sensitivity of our return on beginning shareholders’ equity to our net investment return on investments managed by Third Point LLC, invested asset leverage is an important metric that management monitors.  It is also an important metric by which we evaluate our capital adequacy for rating agency and regulatory purposes.  Maintaining an appropriate invested asset leverage in order to optimize our return potential, while maintaining sufficient rating agency and regulatory capital is an important aspect of how we manage the Company. We generally target an invested asset leverage ratio within a range of approximately 1.5 to 1.6, which we believe appropriately balances our return potential against the risk within our investment portfolio. Invested asset leverage was consistent between June 30, 2018 and December 31, 2017.

Consolidated Results of Operations—Three and six months ended June 30, 2018 and 2017:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2018 and 2017:

	Three months ended			Six months ended
	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Net underwriting income (loss) (1)	$(5,054)	$(12,111)	$7,057	$(11,417)	$(20,761)	$9,344
Net investment income	31,175	107,325	(76,150)	28,967	235,835	(206,868)
Net investment return on investments managed by Third Point LLC	1.0%	4.5%	(3.5)%	0.8%	10.6%	(9.8)%
General and administrative expenses (2)	(4,733)	(5,365)	632	(9,390)	(9,625)	235
Other expenses	(3,983)	(2,105)	(1,878)	(7,978)	(5,006)	(2,972)
Interest expense	(2,051)	(2,051)	—	(4,080)	(4,077)	(3)
Foreign exchange gains (losses)	8,847	(4,781)	13,628	2,236	(4,796)	7,032
Income tax expense	(4,390)	(5,307)	917	(4,518)	(10,605)	6,087
Net income (loss) available to Third Point Re common shareholders	$19,602	$74,578	$(54,976)	$(6,399)	$178,764	$(185,163)
(1) Property and Casualty Reinsurance segment only.
(2) Corporate function only.
The key driver of our results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income and therefore in our consolidated results. See additional information regarding investment performance in “Investment Results” section below.
The other key changes in net income (loss) for the three and six months ended June 30, 2018 compared to the prior year periods were primarily due to the following:
Change in net underwriting results:

•
The improvement in our net underwriting results for the three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017 was primarily due to a decrease in general and administrative expenses allocated to underwriting activities in the three and six months ended June 30, 2018. The decrease in our general and administrative expenses allocated to underwriting activities was due to lower payroll related costs as result of lower annual incentive plan compensation expense accruals and lower stock compensation expense in the current year periods. Our annual incentive plan is based on a formula derived from certain financial performance metrics and as a result of the Company’s lower performance in the three and six months ended June 30, 2018, the incentive plan compensation accrual was lower then the prior year periods.

Other key variances:

•
The foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which had strengthened during the current year period compared to the prior year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains on loss and loss adjustment expense reserves in the current year periods were offset by corresponding foreign exchange losses included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts.

•
The decrease in income tax expense for the three and six months ended June 30, 2018 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries in the current year periods.

Segment Results—Three and six months ended June 30, 2018 and 2017.
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
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and six months ended June 30, 2018 and 2017:

	Three months ended			Six months ended
	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Gross premiums written	$49,765	$156,564	$(106,799)	$428,125	$302,918	$125,207
Gross premiums ceded	(3,479)	(1,425)	(2,054)	(18,125)	(2,550)	(15,575)
Net premiums earned	141,493	173,558	(32,065)	283,979	311,567	(27,588)
Loss and loss adjustment expenses incurred, net	84,000	107,379	(23,379)	176,620	193,274	(16,654)
Acquisition costs, net	57,584	68,641	(11,057)	108,989	123,093	(14,104)
General and administrative expenses	4,963	9,649	(4,686)	9,787	15,961	(6,174)
Net underwriting income (loss)	(5,054)	(12,111)	7,057	(11,417)	(20,761)	9,344
Net investment income on float	4,922	31,206	(26,284)	7,521	67,326	(59,805)
Other expenses	(3,983)	(2,105)	(1,878)	(7,978)	(5,006)	(2,972)
Foreign exchange gains (losses)	8,847	(4,781)	13,628	2,236	(4,796)	7,032
Segment income (loss)	$4,732	$12,209	$(7,477)	$(9,638)	$36,763	$(46,401)
Underwriting ratios (1):
Loss ratio	59.4%	61.9%	(2.5)%	62.2%	62.0%	0.2%
Acquisition cost ratio	40.7%	39.5%	1.2%	38.4%	39.5%	(1.1)%
Composite ratio	100.1%	101.4%	(1.3)%	100.6%	101.5%	(0.9)%
General and administrative expense ratio	3.5%	5.6%	(2.1)%	3.4%	5.1%	(1.7)%
Combined ratio	103.6%	107.0%	(3.4)%	104.0%	106.6%	(2.6)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we may not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation and/or cancellation provisions; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and six months ended June 30, 2018 and 2017:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	($ in thousands)
Property	$1,660	3.3%	$(8,827)	(5.6)%	$2,029	0.5%	$(8,815)	(2.9)%
Casualty	43,510	87.4%	15,008	9.6%	196,730	46.0%	102,213	33.7%
Specialty	254	0.6%	41,032	26.2%	225,025	52.5%	100,169	33.1%
Total prospective reinsurance contracts	$45,424	91.3%	$47,213	30.2%	$423,784	99.0%	$193,567	63.9%
Retroactive reinsurance contracts	4,341	8.7%	109,351	69.8%	4,341	1.0%	109,351	36.1%
	$49,765	100.0%	$156,564	100.0%	$428,125	100.0%	$302,918	100.0%
The decrease in gross premiums written of $106.8 million, or 68.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was driven by:
Factors resulting in decreases:

•
We recognized a net increase in premium of $35.5 million in the three months ended June 30, 2018 compared to a net increase of $110.8 million in the three months ended June 30, 2017 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period. In addition, the three months ended June 30, 2017 included $109.4 million of premium related to new retroactive exposures in reinsurance contracts compared to only $4.3 million in the current year period.

•
Changes in renewal premiums for the three months ended June 30, 2018 resulted in a net decrease in premiums of $22.6 million. Premiums can change on renewals of contracts due to a number of factors, including changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $0.4 million and $14.3 million for the three months ended June 30, 2018 and 2017, respectively. The increases in premium estimates for the three months ended June 30, 2018 and 2017 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
We recognized $11.2 million of premium in the three months ended June 30, 2017 related to contracts that we did not renew in the three months ended June 30, 2018 as a result of underlying terms and conditions.

Factor resulting in an increase:

•
For the three months ended June 30, 2018, we wrote $16.2 million of new premium, of which $8.2 million was casualty business, $7.7 million was specialty business and $0.3 million was property business.

The increase in gross premiums written of $125.2 million, or 41.3%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven by:
Factors resulting in increases:

•
For the six months ended June 30, 2018, we wrote $122.6 million of new premium, of which $110.7 million was specialty business, including one multi-line contract covering casualty and specialty risks for $91.6 million, $11.6 million was casualty business and $0.3 million was property business.

•
We recognized a net increase in premium of $162.6 million in the six months ended June 30, 2018 compared to a net increase of $118.3 million in the six months ended June 30, 2017 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

Factors resulting in decreases:

•
We recognized $26.1 million of premium in the six months ended June 30, 2017 related to contracts that we did not renew in the six months ended June 30, 2018 as a result of underlying terms and conditions.

•
Changes in renewal premiums for the six months ended June 30, 2018 resulted in a net decrease in premiums of $14.5 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $14.5 million and $15.6 million for the six months ended June 30, 2018 and 2017, respectively. The increases in premium estimates for the six months ended June 30, 2018 and 2017 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

Gross Premiums Ceded
The increase in gross premiums ceded for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to a new ceded contract covering certain of our 2018 mortgage contracts.
Net Premiums Earned
The decrease in net premiums earned in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to retroactive exposures in reinsurance contracts in the prior year periods, partially offset by a higher in-force underwriting portfolio in the current year periods.
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
The following is a summary of the net impact from loss reserve development for the three and six months ended June 30, 2018 and 2017:
For the three months ended June 30, 2018, we recognized $8.0 million, or 5.7 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $5.6 million, or 4.0 percentage points on the combined ratio, in acquisition costs, resulting in a $2.4 million, or 1.7 percentage points on the combined ratio improvement in the net underwriting results. The net underwriting results impact of the favorable loss development was primarily due to the following factors:

•	$3.1 million of net favorable underwriting loss development relating to several workers’ compensation contracts written from 2012 to 2017, driven by better than expected loss experience;

•	$2.7 million of net favorable underwriting loss development from several other contracts, as a result of better than expected loss experience; partially offset by

•
$3.4 million of net adverse underwriting loss development primarily relating to our Florida homeowners’ reinsurance contracts. This development is a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. This practice has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses.

For the three months ended June 30, 2017, we recognized $30.9 million of net favorable prior years’ reserve development which was primarily a result of having favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the favorable reserve development associated with these contracts was offset by similar increases in acquisition costs, resulting in minimal impact in the net underwriting loss.
For the six months ended June 30, 2018, we recognized $8.5 million, or 3.0 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $5.7 million, or 2.0 percentage points on the combined ratio, in acquisition costs, resulting in a $2.8 million improvement in the net underwriting results. The net underwriting results impact of the favorable loss development was primarily due to the following factors:

•	$5.4 million of net favorable underwriting loss development relating to several workers’ compensation contracts written from 2012 to 2017, driven by better than expected loss experience;

•	$2.9 million of net favorable underwriting loss development primarily relating to one multi-line contract written from 2014 to 2017, driven by better than expected loss experience;

•	$1.9 million of net favorable underwriting loss development from several other contracts, as a result of better than expected loss experience; partially offset by

•
$7.4 million of net adverse underwriting loss development primarily relating to our Florida homeowners’ quota share reinsurance contracts. This development is a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. This practice has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses.

For the six months ended June 30, 2017, we recognized $32.5 million of net favorable prior years’ reserve development. The $32.5 million of net favorable prior years’ reserve development for the six months ended June 30, 2017 was primarily a result of having favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the favorable reserve development associated with these contracts was offset by similar increases in acquisition costs, resulting in minimal impact in the net underwriting loss.
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
The decrease in acquisition costs, net and the related acquisition cost ratio for the three and six months ended June 30, 2018 was primarily due to favorable development on two retroactive reinsurance contracts in the prior year periods which had profit commission terms such that the favorable development associated with these contracts was entirely offset by similar increases in acquisition costs.

See additional information in Net Loss and Loss Adjustment Expenses section above.
Net Investment Income
Net investment income allocated to the Property and Casualty Reinsurance segment consists of net investment income on float. The decrease in net investment income on float for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the decrease in investment returns compared to the prior year periods and higher amount of investments attributable to float managed by Third Point LLC. See the discussion of net investment income under “Corporate Function” below for explanations of the investment returns on investments managed by Third Point LLC and total net investment income for the years presented.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 decreased as result of lower payroll related costs primarily due to lower annual incentive plan compensation expense accruals and lower stock compensation expense. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our accrual was lower for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 to reflect the lower performance of the Company in the periods relative to the bonus pool performance metrics.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The increase in other expenses for the three and six months ended June 30, 2018 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts as well as to an increase in the amount of total deposit liabilities compared to the three and six months ended June 30, 2017.
Foreign Exchange Gains (Losses)
The foreign exchange gains for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds into the United States dollar, which had strengthened during the current year periods compared to the prior year periods. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains on loss and loss adjustment expense reserves in the current year periods were offset by corresponding foreign exchange losses included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.

Corporate Function
The following table sets forth net income and the period over period changes for the corporate function for the three and six months ended June 30, 2018 and 2017:

	Three months ended			Six months ended
	June 30, 2018	June 30, 2017	Change	June 30, 2018	June 30, 2017	Change
	($ in thousands)
Less: net investment income on capital	$26,253	$76,119	$(49,866)	$21,446	$168,509	$(147,063)
General and administrative expenses	(4,733)	(5,365)	632	(9,390)	(9,625)	235
Interest expense	(2,051)	(2,051)	—	(4,080)	(4,077)	(3)
Income tax expense	(4,390)	(5,307)	917	(4,518)	(10,605)	6,087
Segment income attributable to noncontrolling interests in related party	(209)	(1,027)	818	(219)	(2,201)	1,982
Segment income	$14,870	$62,369	$(47,499)	$3,239	$142,001	$(138,762)
Investment Results
The primary driver of our net investment income is the returns generated by our investment portfolio managed by our investment manager, Third Point LLC. The following is a summary of the net investment return on investments managed by Third Point LLC by investment strategy for the three and six months ended June 30, 2018 and 2017:

	Three months ended
	June 30, 2018			June 30, 2017
	Long	Short	Net	Long	Short	Net
Equity	3.4%	(1.9)%	1.5%	6.5%	(1.1)%	5.4%
Credit	0.3%	(0.2)%	0.1%	(0.3)%	(0.3)%	(0.6)%
Other	(1.3)%	0.7%	(0.6)%	0.2%	(0.5)%	(0.3)%
Net investment return on investments managed by Third Point LLC	2.4%	(1.4)%	1.0%	6.4%	(1.9)%	4.5%

S&P 500 Total Return Index			3.4%			3.1%

	Six months ended
	June 30, 2018			June 30, 2017
	Long	Short	Net	Long	Short	Net
Equity	2.7%	(2.0)%	0.7%	13.0%	(2.2)%	10.8%
Credit	0.7%	(0.2)%	0.5%	0.1%	(0.4)%	(0.3)%
Other	(0.9)%	0.5%	(0.4)%	1.0%	(0.9)%	0.1%
Net investment return on investments managed by Third Point LLC	2.5%	(1.7)%	0.8%	14.1%	(3.5)%	10.6%

S&P 500 Total Return Index			2.6%			9.3%
For the three months ended June 30, 2018, positive performance was primarily attributable to positive returns generated by the long equity portfolio, with all sectors contributing positive returns except financials. Gains in the long equity portfolio were partially offset by losses in short equity investments and market hedges. The credit portfolio posted modest net gains from strength in long structured product investments. The macroeconomic and other portfolio detracted from overall returns due to negative performance from some currency hedges and a merger arbitrage position.
For the six months ended June 30, 2018, the investment portfolio performance was modestly positive as strong results for several core long equity positions were offset by losses from short investments, market hedges, and investments in emerging markets. Within equities, gains from long investments in the healthcare and technology, media and telecommunication sectors were offset by losses in the consumer sector. Across the remaining portfolio, positive performance in structured credit was partially offset by losses in the macroeconomic and other portfolio, primarily driven by weakness in currency hedges.
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
General and Administrative Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. The decrease in general and administrative expenses related to corporate activities for the three and six months ended June 30, 2018 was primarily due to a decrease in our annual incentive plan compensation expense. Our accrual was lower for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 to reflect the lower performance of the Company in the periods relative to the bonus pool performance metrics.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Income Taxes
See Note 14 to our condensed consolidated financial statements for additional information regarding income taxes. The decrease in income tax expense for the three and six months ended June 30, 2018 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries.
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

Non-GAAP Financial Measures
Net Investment Income on Float
Net investment income on float is an important aspect of our property and casualty reinsurance operation. In an insurance or reinsurance operation, float arises because premiums and proceeds from deposit accounted contracts are collected before losses are paid. In some instances, the interval between receipts and payments can extend over many years. During this time interval, insurance and reinsurance companies invest the premiums received and generate investment returns.We track cash flows generated by our property and casualty reinsurance operations, or float, in separate accounts that allow us to also track the net investment income generated on the float. We believe that net investment income generated on float is an important consideration in evaluating the overall contribution of our property and casualty reinsurance operation to our consolidated results. It is also explicitly considered as part of the evaluation of management’s performance for purposes of long-term incentive compensation. Net investment income on float as presented is a non-GAAP financial measure. See the table below for a reconciliation of net investment income on float to net investment income for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)
Net investment income	$31,175	$107,325	$28,967	$235,835
Less: other investment income (loss)	(9)	193	(12)	460
Net investment income on investments managed by Third Point LLC	31,184	107,132	28,979	235,375
Less: net investment income on capital	26,262	75,926	21,458	168,049
Net investment income on float	$4,922	$31,206	$7,521	$67,326
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

The following table sets forth the computation of basic and diluted book value per share as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,591,754	$1,656,089
Effect of dilutive warrants issued to founders and an advisor	34,950	46,512
Effect of dilutive stock options issued to directors and employees	51,422	51,422
Diluted book value per share numerator:	$1,678,126	$1,754,023
Basic and diluted book value per share denominator:
Common shares outstanding	99,627,399	103,282,427
Unvested restricted shares	(2,050,115)	(1,873,588)
Basic book value per share denominator:	97,577,284	101,408,839
Effect of dilutive warrants issued to founders and an advisor	3,494,979	4,651,163
Effect of dilutive stock options issued to directors and employees	5,123,531	5,123,531
Effect of dilutive restricted shares issued to directors and employees (1)	1,202,464	905,412
Diluted book value per share denominator:	107,398,258	112,088,945

Basic book value per share	$16.31	$16.33
Diluted book value per share	$15.63	$15.65

(1)
As of June 30, 2018, the effect of dilutive restricted shares issued to directors and employees was comprised of 48,129 restricted shares with a service condition only and 1,154,335 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders, as presented, is a non-GAAP financial measure. Return on beginning shareholders’ equity attributable to Third Point Re common shareholders is calculated by dividing net income available to Third Point Re common shareholders by the beginning shareholders’ equity attributable to Third Point Re common shareholders. We believe that return on beginning shareholders’ equity attributable to Third Point Re common shareholders is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the three and six months ended June 30, 2018, we have also adjusted the beginning shareholders’ equity attributable to Third Point Re common shareholders for the impact of the shares repurchased on a weighted average basis. For a period where there was a loss, this adjustment decreased the stated returns on beginning shareholders’ equity and for a period where there was a gain, this adjustment increased the stated returns on beginning shareholders’ equity.
Return on beginning shareholders’ equity for the three and six months ended June 30, 2018 and 2017 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$19,602	$74,578	$(6,399)	$178,764
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,607,422	1,501,681	1,656,089	1,414,051
Impact of weighting related to shareholders’ equity from shares repurchased	(7,606)	(9,863)	(13,673)	(16,882)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,599,816	$1,491,818	$1,642,416	$1,397,169
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	1.2%	5.0%	(0.4)%	12.8%

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
Liquidity and Capital Resources
Liquidity Requirements
Third Point Re is a holding company and has no substantial operations of its own and has moderate cash needs, most of which are related to the payment of corporate expenses. Its assets consist primarily of its investments in subsidiaries. Third Point Re’s ability to pay dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries. Cash is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, general and administrative expenses, and to purchase investments.
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
Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 11 to our condensed consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to fund share repurchases. See Note 15 to our condensed consolidated financial statements for detailed information on our share repurchases.
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
As of June 30, 2018, $2,362.0 million, or 76.2% (December 31, 2017 - $2,202.4 million, or 73.5%) of our total investments in securities were classified as Level 1 assets, which are defined as securities valued using quoted prices available in active markets. See Note 4 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
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
Operating, investing and financing cash flows for the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
	($ in thousands)
Net cash provided by (used in) operating activities	$13,359	$(17,445)
Net cash provided by investing activities	188,510	146,933
Net cash used in financing activities	(163,783)	(58,056)
Net increase in cash, cash equivalents and restricted cash	38,086	71,432
Cash, cash equivalents and restricted cash at beginning of period	549,333	308,891
Cash, cash equivalents and restricted cash at end of period	$587,419	$380,323
Operating Activities
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The increase in cash flows provided by operating activities in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily due to higher float generated from our reinsurance operations. Excess cash generated from our operating activities is typically then invested by Third Point LLC.
For the six months ended June 30, 2018 and 2017, we contributed $11.9 million and redeemed $15.1 million, respectively, from our separate accounts managed by Third Point LLC. These amounts do not correspond to the net cash provided by operating activities as presented in the condensed consolidated statements of cash flows prepared in accordance with U.S. GAAP.
The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities related to our separate accounts managed by Third Point LLC. Cash flows provided by investing activities for the six months ended June 30, 2018 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations, $101.5 million of net withdrawals from total noncontrolling interests and share repurchases of $60.4 million. Cash flows provided by investing activities for the six months ended June 30, 2017 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations and share repurchases.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2018 consisted of $101.5 million of net withdrawals from total noncontrolling interests and $60.4 million for shares repurchased. Cash flows used in financing activities for the six months ended June 30, 2017 consisted of $18.1 million of withdrawals from total noncontrolling interests and $40.9 million for shares repurchased.
For the period from inception until June 30, 2018, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $12.6 million, or 1.4%, to $880.2 million as of June 30, 2018 from $867.6 million as of December 31, 2017. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 11 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
Cash Secured Letter of Credit Agreements
As of June 30, 2018, $240.5 million (December 31, 2017 - $250.5 million) of letters of credit, representing 57% of the total available facilities of $425.0 million, had been issued (December 31, 2017 - 59% (based on total available facilities of $425.0 million)).
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of June 30, 2018, total cash and cash equivalents with a fair value of $240.5 million (December 31, 2017 - $250.5 million) was pledged as collateral against the letters of credit issued. Our ability to post collateral securing letters of credit and certain reinsurance contracts depends in part on our ability to borrow against certain assets in our Investment Accounts through prime brokerage arrangements. See Note 5 to our condensed consolidated financial statements for additional information regarding our prime brokerage arrangements. The loss or reduction in this borrowing capacity could reduce the amount of reinsurance we write or reduce the amount of float that we contribute to our Investment Accounts.The collateral amounts securing letters of credit are included in restricted cash and cash equivalents in the condensed consolidated balance sheets. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and an A.M. Best Company rating of “A-“ or higher. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of June 30, 2018.
Unsecured Revolving Credit and Letter of Credit Facility Agreement
On July 31, 2018, we entered into a one-year, $200.0 million Unsecured Revolving Credit and letter of Credit Facility Agreement with various financial institutions (the "Credit Agreement") to support obligations in connection with our reinsurance business. Letters of credit fees are payable on account of each letter of credit issued under the unsecured facility at a rate of 1.50% per annum and the commitment fee is 0.20% per annum. The Credit Agreement expires on July 30, 2019. See Note 23 to the accompanying condensed consolidated financial statements for additional information on the Syndicated Credit Facility.
Financial Condition
Shareholders’ equity
As of June 30, 2018, total shareholders’ equity was $1,596.9 million, compared to $1,661.5 million as of December 31, 2017. The decrease was primarily due to a net loss available to Third Point Re common shareholders of $6.4 million and share repurchases of $60.4 million.

Investments
As of June 30, 2018, total cash and net investments managed by Third Point LLC was $2,560.9 million, compared to $2,589.9 million as of December 31, 2017. The decrease was primarily due to net redemptions of $52.5 million, primarily to fund share repurchases and cash flows from operations, partially offset by the net investment income on net investments managed by Third Point LLC of $29.0 million.
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
Loan and other participation interests purchased by the Company, such as bank debt, may include revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand. As of June 30, 2018, the Company had unfunded capital commitments of $61.7 million.
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
There have been no material changes in our critical accounting estimates for the six months ended June 30, 2018. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2017 Form 10-K.
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
As of June 30, 2018, our investment portfolio included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in our investment portfolio. As of June 30, 2018, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss of $190.5 million, or 7.4% of our total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $421.5 million, or 11.8%, were written in currencies other than the U.S. dollar. As of June 30, 2018, loss and loss adjustment expense reserves included $169.9 million (December 31, 2017 - $177.2 million) and net reinsurance balances receivable included $16.4 million (December 31, 2017 - $27.0 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $181.3 million as of June 30, 2018 (December 31, 2017 - $179.9 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2018, our total net short exposure to foreign denominated securities represented 22.4% (December 31, 2017 - 26.2%) of our investment portfolio including cash and cash equivalents, of $577.8 million (December 31, 2017 - $695.0 million).

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of our investment portfolio as of June 30, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$52,617	2.0%	$(52,617)	(2.0)%
Saudi Arabian Riyal	11,406	0.4%	(11,406)	(0.4)%
Swiss Franc	(7,413)	(0.3)%	7,413	0.3%
Other	1,166	0.1%	(1,166)	(0.1)%
Total	$57,776	2.2%	$(57,776)	(2.2)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our investment portfolio as of June 30, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
U.S. treasuries and sovereign debt instruments(1)	$(1,297)	—%	$2,946	—%
Asset-backed securities(2)	(2,473)	(0.1)%	2,498	(0.1)%
Interest rate swaps and derivatives	857	—%	(857)	—%
Net exposure to interest rate risk	$(2,913)	(0.1)%	$4,587	(0.1)%

(1)	Includes interest rate risk associated with investments held in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on June 30, 2018. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of June 30, 2018, our investment portfolio had de minimis (December 31, 2017 - de minimis) commodity exposure.
We and our investment manager periodically monitor our exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $340.5 million, or 9.5%, of credit and financial lines premium since inception, of which $77.8 million was written in the six months ended June 30, 2018. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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

As of June 30, 2018 and December 31, 2017, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	June 30, 2018	December 31, 2017
	($ in thousands)
Assets:
Asset-backed securities	$180,771	$225,499
Bank debt	22,566	14,550
Corporate bonds	53,175	77,086
Municipal bonds	40,432	—
Sovereign debt	9,638	26,134
Trade claims	3,068	7,496
Other debt securities	1,125	5,460
	$310,775	$356,225
Liabilities:
Corporate bonds	$20,181	$21,699
	$20,181	$21,699
As of June 30, 2018 and December 31, 2017, all of our ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of June 30, 2018 and December 31, 2017, the largest concentration of our ABS holdings were as follows:

	June 30, 2018		December 31, 2017
	($ in thousands)
Reperforming loans	$109,117	60.4%	$160,354	71.1%
Market place loans	60,664	33.6%	52,584	23.3%
Other (1)	10,990	6.0%	12,561	5.6%
	$180,771	100.0%	$225,499	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.
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
Liquidity Risk
Certain of our investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 5.8% (December 31, 2017 - 7.5%) of total cash and investments as of June 30, 2018. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of June 30, 2018, we had $2,362.0 million

(December 31, 2017 - $2,202.4 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2018 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
ITEM 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends the factors that may affect the Company’s business, financial condition or results of operations described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”). Other than described herein, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2017 10-K. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Our Investment Strategy and Investment Manager
We expect to transition to a new investment management structure, which could subject us to various risks and uncertainties, any of which could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (“LPA”) of Third Point Enhanced LP (“TP Fund”) with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. In accordance with the LPA, TP GP will serve as the general partner of TP Fund. On July 31, 2018, Third Point Re BDA and Third Point Re USA, together the “TPRE Limited Partners”, and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners will transfer assets and related liabilities (other than certain collateral assets) from their separate accounts to TP Fund, and TP Fund will issue limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value of the assets and related liabilities transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash will not be transferred to TP Fund. The collateral assets will be managed by Third Point LLC under a separate investment management agreement. Third Point Re BDA and Third Point Re USA will begin transferring the assets and related liabilities from their separate accounts to TP Fund on August 31, 2018, and substantially all of the assets are expected to be transferred by September 30, 2018. The Existing Agreements with TP GP and Third Point LLC will terminate on the date that all assets and related liabilities to be transferred to TP Fund under the Subscription Agreement have been transferred to TP Fund.
Pursuant to an Investment Management Agreement between Third Point LLC and TP Fund dated July 31, 2018 (the “TP Fund IMA”), Third Point LLC will be the investment manager for TP Fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Change in Investment Management Structure” for additional information on the new investment management structure. Following the change in our investment management structure, we may derive a significant portion of our income from our investment in TP Fund. Our operating results will therefore depend in part on the performance of TP Fund’s investment portfolio and on Third Point LLC as the investment manager of such portfolio.
TP Fund is not, and is not expected to be, registered as an “investment company” under the Investment Company Act of 1940 or any comparable regulatory requirements. Therefore, investors in TP Fund, including the TPRE Limited Partners, will not have the benefit of the protections afforded by such registration and regulation.
In addition, we will be subject to various existing and new risks and uncertainties, some of which we may not be able to identify at this time. These risks and uncertainties could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.
Many of the risks we are currently subject to will continue to apply under our new investment management structure.
Many of the risks we are currently subject to, including those relating to our existing investment strategy and investment manager, will continue to apply to us under our new investment structure. In particular, many of the risks relating to Third Point LLC as our investment manager will continue to apply due to Third Point LLC’s role as the investment manager of TP Fund. For example, the risks relating to Third Point LLC’s strategy in managing investments, Third Point LLC’s risk management systems, and Third Point LLC’s use of hedging and derivative transactions in executing trades each generally remain applicable to us due to Third Point LLC’s management of TP Fund. In addition, economic and other risks remain applicable to us as a result of their impact on TP Fund’s investment portfolio, such as the potential impact of U.S. and global economic downturns. See “Risk Factors-Risks Relating to Our Investment Strategy and Investment Manager” in our 2017 10-K for additional factors that may affect the Company’s business, financial condition and results of operations.

Under our new investment management structure, we will not have control over TP Fund.
Under the LPA, TP GP will have exclusive management and control of the business of TP Fund, including the authority to undertake on behalf of TP Fund all actions that, in its sole judgment, are necessary or desirable to carry out its duties and responsibilities. These broad rights of TP GP include the power to delegate its authorities under the LPA. Pursuant to the TP Fund IMA, TP GP will delegate to Third Point LLC the authority to direct the investments of TP Fund and other day-to-day business of TP Fund. In addition, TP GP may resign or, subject to its minimum investment requirement, withdraw from TP Fund and may admit new limited partners without our consent. The TPRE Limited Partners will have no right to remove TP GP as general partner of TP Fund and will not have any right to participate in the management and conduct of TP Fund.
We expect to terminate our existing investment management agreements and have entered into a new investment management agreement with Third Point LLC to govern certain collateral assets that will not be transferred to TP Fund.
Upon the completion of the transfer of assets and related liabilities from Third Point Re BDA and Third Point Re USA to TP Fund and pursuant to the Subscription Agreement, we will terminate our existing investment management agreements with Third Point LLC. On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into a new investment management agreement with Third Point LLC, effective August 31, 2018, pursuant to which Third Point LLC will serve as investment manager of certain collateral assets that are not transferred to TP Fund. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Change in Investment Management Structure” for a description of the material terms of the new investment management agreement.
Under our new investment management structure, we will have limited control over the allocation and performance of TP Fund’s investment portfolio.
Pursuant to the LPA, TP GP will be required to apply certain investment guidelines to TP Fund’s investment portfolio. In addition, the TP Fund IMA will contractually obligate Third Point LLC, as TP Fund’s investment manager, to comply with the investment guidelines. However, we cannot assure shareholders as to exactly how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk in our investment in TP Fund. The performance of our investment in TP Fund will depend to a great extent on the ability of Third Point LLC, as TP Fund’s investment manager, to select and manage appropriate investments for TP Fund’s investment portfolio. We cannot assure you that Third Point LLC will be successful in meeting our investment objectives.
The failure of Third Point LLC to perform adequately could significantly and negatively affect the results of our investment in TP Fund and consequently could significantly and negatively affect our business, results of operations and financial condition.
In addition, under the LPA, TP GP will have the authority to dismiss from employment any and all agents, managers, consultants, advisors and other persons, including Third Point LLC. If TP GP chooses to dismiss Third Point LLC from employment as TP Fund’s investment manager, there is no assurance that TP GP will find or hire a suitable replacement. If TP GP were to hire a suitable replacement, there is no guarantee that any such replacement would provide TP Fund with comparable or better investment results than those that Third Point LLC may provide to TP Fund or than those that Third Point LLC has provided in the past to us.
TP Fund may be expected to indemnify Third Point LLC under certain circumstances in accordance with the TP Fund IMA. As a result, the capital accounts of TPRE Limited Partners in TP Fund could be reduced, which could have a material and adverse impact on our financial conditions and results of operations.
TP GP and its affiliates may engage in other business ventures and investment opportunities that may not be allocated equitably among us and such other business ventures.
Under the LPA, TP GP and its affiliates will have the ability to engage in or possess interests in other business activities, including investing or disposing of securities in which TP Fund may from time to time invest. TP GP or Third Point LLC may organize and manage one or more entities or accounts that may parallel the investment activities of TP Fund.

TP GP or Third Point LLC, as the case may be, may allocate investment opportunities among such entities or accounts, other affiliated funds and TP Fund as it deems to be fair and equitable in its sole discretion. However, we cannot be assured that the allocation of investment opportunities between TP Fund and such other entities, accounts or funds will be equitable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended June 30, 2018:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 - April 30, 2018	—	$—	—	$176,162,892
May 1, 2018 - May 31, 2018	1,080,056	13.37	1,080,056	161,725,228
June 1, 2018 - June 30, 2018	1,605,909	13.79	1,605,909	139,579,994
Total	2,685,965	$13.62	2,685,965	$139,579,994
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the shares remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

3.2.1	Amended and Restated Bye-laws of Third Point Reinsurance Ltd.
10.33
Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, between Third Point Advisors LLC, as General Partner, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., and the initial limited partner, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.34
Subscription Agreement among Third Point Enhanced LP, Third Point Reinsurance Company Ltd., and Third Point Reinsurance (USA) Ltd., dated as of July 31, 2018 (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.35
Collateral Assets Investment Management Agreement among Third Point LLC, Third Point Reinsurance Company Ltd., and Third Point Reinsurance (USA) Ltd., dated as of July 31, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.36
Unsecured Revolving Credit and Letter of Credit Facility Agreement among Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., and Third Point Reinsurance (USA) Ltd., and SunTrust Bank, SunTrust Robinson Humphrey, Inc., RBC Capital Markets and ING Capital as Joint Lead Arrangers and Joint Bookrunners, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.37
Termination Agreement among Third Point Reinsurance Company Ltd., Third Point Reinsurance Ltd., Third Point LLC and Third Point Advisors LLC, dated July 31, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.38
Termination Agreement among Third Point Re (USA) Holdings Inc., Third Point Reinsurance (USA) Ltd., Third Point LLC and Third Point Advisors LLC, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.4.5	Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of April 1, 2018.
10.9.1	Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, entered into as of April 1, 2018.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: July 31, 2018
/s/ J. Robert Bredahl
J. Robert Bredahl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)