Form 10-Q
period 2018-09-30
Third Point Reinsurance Ltd.
filed 2018-11-06
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of November 2, 2018, there were 94,169,725 common shares of the registrant’s common shares issued and outstanding, including 2,029,442 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2018 and December 31, 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	September 30, 2018	December 31, 2017
Assets
Investment in related party investment fund, at fair value (cost - $1,629,850; 2017 - N/A) (1)	$1,627,924	$—
Equity securities, trading, at fair value (cost - N/A; 2017 - $1,868,735)	—	2,283,050
Debt securities, trading, at fair value (cost - $258,430; 2017 - $711,322)	244,876	675,158
Other investments, at fair value	196	37,731
Total investments in securities	1,872,996	2,995,939
Cash and cash equivalents	49,786	8,197
Restricted cash and cash equivalents	581,134	541,136
Subscription receivable from related party investment fund	30,000	—
Due from brokers	12,853	305,093
Derivative assets, at fair value	—	73,372
Interest and dividends receivable	1,975	3,774
Reinsurance balances receivable	577,382	476,008
Deferred acquisition costs, net	231,286	258,793
Unearned premiums ceded	16,772	1,049
Loss and loss adjustment expenses recoverable	1,576	1,113
Other assets	13,082	7,320
Total assets	$3,388,842	$4,671,794
Liabilities
Accounts payable and accrued expenses	$9,200	$34,632
Reinsurance balances payable	71,070	41,614
Deposit liabilities	146,961	129,133
Unearned premium reserves	693,333	649,518
Loss and loss adjustment expense reserves	822,180	720,570
Securities sold, not yet purchased, at fair value	—	394,278
Securities sold under an agreement to repurchase	—	29,618
Due to brokers	16	770,205
Derivative liabilities, at fair value	—	14,503
Participation agreement with related party investment fund	23,149	—
Interest and dividends payable	1,157	4,275
Senior notes payable, net of deferred costs	113,866	113,733
Total liabilities	1,880,932	2,902,079
Commitments and contingent liabilities
Redeemable noncontrolling interests in related party	—	108,219
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (Issued: 2018 - 94,169,725; 2017 - 107,227,347; Outstanding: 2018 - 94,169,725; 2017 - 103,282,427)	9,417	10,723
Treasury shares (2018 - 0; 2017 - 3,944,920)	—	(48,253)
Additional paid-in capital	924,153	1,099,599
Retained earnings	574,340	594,020
Shareholders’ equity attributable to Third Point Re common shareholders	1,507,910	1,656,089
Noncontrolling interests in related party	—	5,407
Total shareholders’ equity	1,507,910	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$3,388,842	$4,671,794

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.
(1) Effective August 31, 2018, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), and together with Third Point Re BDA, the (“TPRE Limited Partners”), entered into a Limited Partnership Agreement (“LPA”) to invest in Third Point Enhanced LP (“TP Fund”), a related party investment fund.  As a result, substantially all assets and related liabilities were transferred from the Company’s separate accounts to TP Fund and the TPRE Limited Partners received limited partnership interests in TP Fund in exchange. The TPRE Limited Partners no longer directly hold their invested assets and liabilities but instead, hold an investment in TP Fund. See Notes 4 and 11 for additional information regarding the LPA and TP Fund.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Gross premiums written	$30,064	$174,539	$458,189	$477,457
Gross premiums ceded	—	—	(18,125)	(2,550)
Net premiums written	30,064	174,539	440,064	474,907
Change in net unearned premium reserves	97,929	(68,564)	(28,092)	(57,365)
Net premiums earned	127,993	105,975	411,972	417,542
Net investment loss from investment in related party investment fund (1)	(1,926)	—	(1,926)	—
Net investment income before management and performance fees to related parties	3,641	119,516	57,148	427,982
Management and performance fees to related parties	(5,305)	(30,548)	(29,845)	(103,179)
Net investment income (loss)	(3,590)	88,968	25,377	324,803
Total revenues	124,403	194,943	437,349	742,345
Expenses
Loss and loss adjustment expenses incurred, net	88,706	77,275	265,326	270,549
Acquisition costs, net	40,841	33,974	149,830	157,067
General and administrative expenses	9,511	13,218	28,688	38,804
Other (income) expense	(1,362)	3,846	6,616	8,852
Interest expense	2,074	2,074	6,154	6,151
Foreign exchange (gains) losses	(1,979)	5,437	(4,215)	10,233
Total expenses	137,791	135,824	452,399	491,656
Income (loss) before income tax (expense) benefit	(13,388)	59,119	(15,050)	250,689
Income tax (expense) benefit	111	(3,475)	(4,407)	(14,080)
Net income (loss)	(13,277)	55,644	(19,457)	236,609
Net income attributable to noncontrolling interests in related party	(4)	(959)	(223)	(3,160)
Net income (loss) available to Third Point Re common shareholders	$(13,281)	$54,685	$(19,680)	$233,449
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(0.14)	$0.54	$(0.20)	$2.27
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(0.14)	$0.52	$(0.20)	$2.22
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	95,671,385	101,391,145	98,768,442	102,553,346
Diluted	95,671,385	104,679,574	98,768,442	105,040,251

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.
(1) See Notes 4 and 11 for additional information regarding the LPA and related management and performance fees. As a result of the LPA, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the LPA. Management and performance fees incurred prior to the effective date of the LPA are reflected in management and performance fees to related parties.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Common shares
Balance, beginning of period	$9,963	$10,733	$10,723	$10,650
Issuance of common shares, net	—	5	67	88
Common shares repurchased and retired	(546)	—	(1,373)	—
Balance, end of period	9,417	10,738	9,417	10,738
Treasury shares
Balance, beginning of period	—	(48,253)	(48,253)	(7,389)
Repurchase of common shares	—	—	—	(40,864)
Retirement of treasury shares	—	—	48,253	—
Balance, end of period	—	(48,253)	—	(48,253)
Additional paid-in capital
Balance, beginning of period	994,170	1,098,857	1,099,599	1,094,568
Issuance of common shares, net	(1)	501	(142)	1,416
Share compensation expense	2,398	640	4,956	4,014
Common shares repurchased and retired	(72,414)	—	(180,260)	—
Balance, end of period	924,153	1,099,998	924,153	1,099,998
Retained earnings
Balance, beginning of period	587,621	494,986	594,020	316,222
Net income (loss)	(13,277)	55,644	(19,457)	236,609
Net income attributable to noncontrolling interests in related party	(4)	(959)	(223)	(3,160)
Balance, end of period	574,340	549,671	574,340	549,671
Shareholders’ equity attributable to Third Point Re common shareholders	1,507,910	1,612,154	1,507,910	1,612,154
Noncontrolling interests in related party	—	5,241	—	5,241
Total shareholders' equity	$1,507,910	$1,617,395	$1,507,910	$1,617,395

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2018	2017
Operating activities
Net income (loss)	$(19,457)	$236,609
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation expense	4,956	4,014
Net interest (income) expense on deposit liabilities	(1,609)	1,472
Net realized and unrealized gain on investments and derivatives	(32,373)	(383,681)
Net unrealized loss on investment in related party investment fund (1)	1,926	—
Net foreign exchange (gains) losses	(4,215)	10,233
Amortization of premium and accretion of discount, net	2,674	(452)
Changes in assets and liabilities:
Reinsurance balances receivable	(87,911)	(77,444)
Deferred acquisition costs, net	27,507	(1,473)
Unearned premiums ceded	(15,723)	(934)
Loss and loss adjustment expenses recoverable	(463)	(1,586)
Other assets	(5,757)	8,218
Interest and dividends receivable, net	(5,273)	769
Unearned premium reserves	43,815	58,299
Loss and loss adjustment expense reserves	107,325	78,931
Accounts payable and accrued expenses	(22,761)	14,173
Reinsurance balances payable	29,624	11,462
Performance fee payable to related party	—	73,210
Net cash provided by operating activities	22,285	31,820
Investing activities
Contributions to related party investment fund, including subscription receivable (1)	(88,658)	—
Purchases of investments	(3,235,659)	(2,238,167)
Proceeds from sales and maturities of investments	3,222,239	2,536,688
Purchases of investments to cover short sales	(853,798)	(440,242)
Proceeds from short sales of investments	800,508	735,132
Change in due to/from brokers, net	471,352	(400,566)
Decrease in securities sold under an agreement to repurchase	(29,618)	—
Net cash provided by investing activities	286,366	192,845
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	—	1,504
Taxes paid on withholding shares	(74)	—
Purchases of Third Point Re common shares under share repurchase program	(133,380)	(40,864)
Increase in deposit liabilities, net	4,340	6,380
Change in total noncontrolling interests in related party, net	(97,950)	(16,780)
Net cash used in financing activities	(227,064)	(49,760)
Net increase in cash, cash equivalents and restricted cash	81,587	174,905
Cash, cash equivalents and restricted cash at beginning of period	549,333	308,891
Cash, cash equivalents and restricted cash at end of period	$630,920	$483,796
Supplementary information
Interest paid in cash	$25,391	$17,551
Income taxes paid in cash	7,026	5,996
Non-cash transfer of net investment assets to the related party investment fund (1)	$1,571,191	$—

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.
(1) Effective August 31, 2018, Third Point Re entered into a LPA to invest in TP Fund, a related party investment fund.  See Note 4 for additional information regarding the non-cash transfer of net investment assets.

Third Point Reinsurance Ltd.
Notes to the Condensed Consolidated Financial Statements (UNAUDITED)
(Expressed in United States Dollars)
1. Organization
Third Point Reinsurance Ltd. (together with its consolidated subsidiaries, “Third Point Re” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011.  Through its reinsurance subsidiaries, the Company is a provider of global specialty property and casualty reinsurance products.  The Company operates through two licensed reinsurance subsidiaries, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”), a Bermuda reinsurance company that commenced operations in January 2012, and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”).
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
These unaudited condensed consolidated financial statements include the results of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), as filed with the U.S. Securities and Exchange Commission on March 1, 2018.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2017 10-K, except a newly-implemented accounting policy, as noted below.
Transfer of Financial Assets
The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, would be included as realized gains (losses) within net investment income in the accompanying condensed consolidated statements of income.

In instances where a transfer of financial assets does not qualify for sale accounting, the accounting guidance requires that the transaction be accounted for as a collateralized borrowing. Accordingly, the related assets remain on the Company’s condensed consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions.
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
Recently issued accounting standards
Issued and effective as of September 30, 2018
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This new accounting standard did not have a material impact on the Company’s condensed consolidated financial statements since all of the Company’s investments are measured at fair market value as the Company's investments are classified as “trading securities” and therefore the change in unrealized gains (losses) are included in the consolidated statement of income (loss).
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to reduce diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. To date, the Company has not entered into any of the eight types of transactions addressed in ASU 2016-15. As a result, the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Specifically, the Company should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and cash equivalents. An entity with a material balance of amounts generally described as restricted cash and cash equivalents must disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. As a result of the adoption of ASU 2016-18, the Company retrospectively classified its restricted cash and cash equivalents within the condensed consolidated statement of cash flows and has included additional disclosures in accordance with ASU 2016-18 in its condensed consolidated financial statements. Prior to adoption, changes in restricted cash had been presented within cash flow from investing activities. Consequently, the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 includes adjustments to increase net cash used in investing activities by $178.4 million.
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

Issued but not yet effective as of September 30, 2018
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting related to leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-02 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s condensed consolidated financial statements as a result of the limited number of leases the Company currently has in place.
In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10) and Accounting Standards Update 2018-11, Leases (Topic 842): Targeted improvements (ASU 2018-11). These updates make improvements to clarify or to correct unintended application of guidance in ASC 842. Those items generally are not expected to have a significant effect on the Company. ASU 2018-10 and ASU 2018-11 will be effective when the Company adopts ASU 2016-02 in 2019.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 amends the guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
In March 2017, the FASB issued Accounting Standards Update 2017-08, Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). ASU 2017-08 is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. The amendments are effective for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.
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
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$49,786	$8,197
Restricted cash securing letter of credit facilities (1)	180,524	250,487
Restricted cash securing reinsurance contracts (2)	400,610	290,649
Total cash, cash equivalents and restricted cash (3)	630,920	549,333
Restricted investments securing reinsurance contracts (2)	244,876	326,429
Total cash, cash equivalents, restricted cash and restricted investments	$875,796	$875,762

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
4. Investments
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (“LPA”) of Third Point Enhanced LP (“TP Fund”) with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. In accordance with the LPA, TP GP serves as the general partner of TP Fund. TP GP is beneficially owned by Daniel S. Loeb, a founder of the Company, and certain members of his family. Pursuant to an Investment Management Agreement between Third Point LLC and TP Fund dated July 31, 2018 (the “TP Fund IMA”), Third Point LLC is the investment manager for TP Fund (the “Investment Manager”). In addition, on July 31, 2018, Third Point Re BDA and Third Point Re USA, together the “TPRE Limited Partners”, and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners transferred certain net investment assets and related liabilities (collectively referred to as the “LP Transaction”) from their separate accounts to TP Fund, and TP Fund issued limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash were not transferred to TP Fund but are also managed by Third Point LLC under a separate investment management agreement. Substantially all of the net investment assets were transferred as of September 4, 2018. The Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re, Third Point Re BDA, Third Point LLC and TP GP and the Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re USA, Third Point Re (USA) Holdings Inc., Third Point LLC and TP GP (the “JV Agreements”) will be terminated on the date that all net investment assets have been transferred to TP Fund under the Subscription Agreement. The TP Fund investment strategy, as implemented by Third Point LLC, is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures.
On August 30, 2018, Third Point Re BDA and Third Point Re USA entered into a Participation Agreement (“Participation Agreement”) with TP Fund pursuant to which Third Point Re BDA and Third Point Re USA granted to TP Fund all of the rights, benefits, liabilities, duties and obligations of all net investment assets that had not yet been transferred to TP Fund pursuant to the Subscription Agreement as of the effective date. For the net investment assets that were not transferred on September 4, 2018, the TPRE Limited Partners received limited partnership interests in TP Fund in exchange for transferring the rights, benefits, liabilities, duties and obligations for those net investment assets to TP Fund under the Participation Agreement. Third Point Re BDA and Third Point Re USA are obligated to transfer any remaining net investment assets to TP Fund and a liability corresponding to the estimated fair value of net investment assets not transferred at September 30, 2018 has been recorded in the Company’s condensed consolidated balance sheet. For the period from September 4, 2018 to September 30, 2018, $2.7 million of net investment loss in the Company’s separate accounts was subject to the Participation Agreement and as a result, is included in net investment loss from investment in related party investment fund in the Company’s condensed consolidated statements of income. As of September 30, 2018, the Company had $23.1 million of net investment assets that had not been transferred to TP Fund, primarily consisting of cash and balances due from brokers.
On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into an investment management agreement with Third Point LLC (the “Collateral Assets IMA”), effective August 31, 2018, pursuant to which Third Point LLC serves as investment manager of certain collateral assets that will not be transferred to TP Fund. The Collateral Assets IMA will continue in effect for so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The collateral assets are presented in the condensed consolidated balance sheets within debt securities and restricted cash and are considered as part of total net investments managed by Third Point LLC.
Prior to transferring the financial assets and liabilities from the joint ventures to the TP Fund, the Company directly owned the investments held in its separate accounts that were managed by Third Point LLC. In addition, the joint ventures created through the JV Agreements were consolidated and the Company presented all of the underlying assets and liabilities held in the Company’s name on the Company’s condensed consolidated balance sheets and relevant footnote disclosures.
As a result of the changes described above, the Company’s investment in TP Fund has been presented on the condensed consolidated balance sheets as an investment in a related party investment fund. The transfer of the net investment assets was accounted for as a sale in accordance with the Company’s accounting policy for transfers of financial assets. Third Point Re BDA and Third Point Re USA received limited partnership interests in TP Fund corresponding to the fair value of the net investment assets transferred. The Company does not have continuing involvement with the transferred assets. There were no net gains or losses resulting from the transfer of net investment assets. For the three months ended September 30, 2018, $1.6 billion of net investment assets was transferred from the Company’s separate investment accounts to TP Fund in exchange for limited partnership interests of the same amount, resulting in no gains or losses.

The following is a summary of the net investments managed by Third Point LLC as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Assets
Total investments in securities, including investment in related party investment fund	$1,872,800	$2,995,097
Cash and cash equivalents	10,387	8
Restricted cash and cash equivalents	581,134	541,136
Due from brokers	12,853	305,093
Derivative assets, at fair value	—	73,372
Interest and dividends receivable	1,975	3,774
Total assets	2,479,149	3,918,480
Liabilities and noncontrolling interests in related party
Accounts payable and accrued expenses	740	5,137
Securities sold, not yet purchased	—	394,278
Securities sold under an agreement to repurchase	—	29,618
Due to brokers	16	770,205
Derivative liabilities, at fair value	—	14,503
Participation agreement with related party investment fund	23,149	—
Interest and dividends payable	131	1,218
Total noncontrolling interests in related party (1)	—	113,626
Total liabilities and noncontrolling interests in related party	24,036	1,328,585
Total net investments managed by Third Point LLC	$2,455,113	$2,589,895

(1)	See Note 19 for additional information.
5. Fair value measurements
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
Debt securities
U.S. Treasury securities and sovereign debt securities are primarily priced by obtaining broker dealer quotes and other market information including actual trade volumes, when available. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
Investments in funds valued at NAV
The Company values its investments in limited partnerships, including its investment in related party investment fund, at fair value. The Company has elected the practical expedient for fair value for these investments which is estimated based on the Company’s share of the net asset value (“NAV”) of the limited partnerships, as provided by the independent fund administrator. The NAV represents the Company’s proportionate interest in the members’ equity of the limited partnerships. The resulting net gains or net losses are reflected in the condensed consolidated statements of income (loss). These investments are included in investment in funds valued at NAV and excluded from the presentation of investments categorized by the level of the fair value hierarchy.
In order to assess the reasonableness of the NAVs, the Company performs a number of monitoring procedures on a monthly, quarterly and annual basis, to assess the quality of the information provided by the Investment Manager and fund administrator underlying the preparation of the NAV. These procedures include, but are not limited to, regular review and discussion of the fund’s performance with the investment manager. However, the Company often does not have access to financial information relating to the underlying securities held within the TP Fund. Therefore, management is often unable to corroborate the fair values placed on the securities underlying the asset valuations provided by the Investment Manager or fund administrator.
Embedded derivatives
The Company has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in other expenses. The Company’s embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the returns on the Company’s investments managed by Third Point LLC. The Company determines the fair value of the embedded derivatives using models developed by the Company. As the significant inputs used to price embedded derivatives are unobservable, these are classified as level 3.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2018:

	September 30, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury securities	$—	$201,319	$—	$201,319
Sovereign debt	—	43,557	—	43,557
Total debt securities	$—	$244,876	$—	244,876
Investments in funds valued at NAV				1,628,120
Total assets				$1,872,996
Liabilities
Derivative liabilities (embedded)	$—	$—	$110	$110
Total liabilities	$—	$—	$110	$110
Prior to the change in the investment account structure described above, the Company held other types of asset classes.
The following summarizes the Company’s key valuation methodologies for securities also held and separately presented on the Company’s consolidated balance sheets as of December 31, 2017:
As the Company’s investment manager under the prior investment structure, Third Point LLC had a formal valuation policy that set forth the pricing methodology for investments to be used in determining the fair value of each security in the Company’s portfolio. The valuation policy was updated and approved at least on an annual basis by Third Point LLC’s valuation committee (the “Committee”). The Committee met monthly and was comprised of officers and employees who were senior business management personnel of Third Point LLC. The Committee’s role was to review and verify the propriety and consistency of the valuation methodology to determine the fair value of investments. The Committee also reviewed any due diligence performed and approved any changes to current or potential external pricing vendors.
Equity securities
Securities listed on a national securities exchange or quoted on NASDAQ were valued at their last sales price as of the last business day of the period. Listed securities with no reported sales on such date and over-the-counter (“OTC”) securities were valued at their last closing bid price if held long by the Company, and last closing ask price if held short by the Company. As of December 31, 2017, securities valued at $234.4 million, representing 7.6% of investments in securities and derivative assets, and $2.1 million, representing 0.5% of securities sold, not yet purchased and derivative liabilities, were valued based on broker quotes.
As of December 31, 2017, the Company had $83.4 million of investments fair valued by Third Point LLC, representing approximately 2.7% of total investments in securities and derivative assets. As a result of the inherent uncertainty of valuation for private securities, the estimated fair value may differ materially from the value that would have been used had a ready market existed for these investments. The actual value at which these securities could be sold or settled with a willing buyer or seller may differ from the Company’s estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
Debt securities
The key inputs for corporate, government and sovereign bond valuation were coupon frequency, coupon rate and underlying bond spreads. The key inputs for asset-backed securities (“ABS”) were yield, probability of default, loss severity and prepayment.

Other investments
Private securities, real estate and related debt investments are those not registered for public sale and were carried at an estimated fair value at the end of the period, as determined by Third Point LLC. Valuation techniques used by Third Point LLC included market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but were not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct investment valuations of such private securities and would provide written reports documenting their recommended valuation as of the determination date for the specified investments.
Free standing derivatives
The Company’s free standing derivatives were recorded at fair value, and were included in the condensed consolidated balance sheets in derivative assets and derivative liabilities. Third Point LLC valued exchange-traded derivatives at their last sales price on the exchange where they were primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, were valued by an industry recognized third party valuation vendor when available; otherwise, fair values were obtained from broker quotes that were based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
Key inputs for OTC valuations varied based on the type of underlying security on which the contract was written:

•
The key inputs for most OTC option contracts included notional, strike price, maturity, payout structure, current foreign exchange forward and spot rates, current market price of the underlying security and volatility of the underlying security.

•	The key inputs for most forward contracts included notional, maturity, forward rate, spot rate, various interest rate curves and discount factor.

•
The key inputs for swap valuation varied based on the type of underlying security on which the contract was written. Generally, the key inputs for most swap contracts included notional, swap period, fixed rate, credit or interest rate curves, current market or spot price of the underlying security and the volatility of the underlying security.

The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2017:

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
During the nine months ended September 30, 2018, the Company made $nil (December 31, 2017 - $nil) of reclassifications of assets or liabilities between Levels 1 and 2.
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended September 30, 2018 were $nil and $(1.6) million, respectively (2017 - $47.7 million and $(6.9) million, respectively). The total change in unrealized gains (losses) on equity and debt securities held at the nine months ended September 30, 2018 were $nil and $(6.9) million, respectively (2017 - $214.5 million and $(88.2) million, respectively).

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2018 and 2017:

	July 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales (1)	Realized and Unrealized Gains (Losses) (2)	September 30, 2018
Assets
Private common equity securities	$4,362	$—	$533	$(4,714)	$(181)	$—
Private preferred equity securities	56,769	—	37,774	(93,666)	(877)	—
Asset-backed securities	28,139	—	7,348	(35,515)	28	—
Corporate bonds	9,968	—	869	(10,976)	139	—
Rights and warrants	424	—	97	(712)	191	—
Real estate	7,351	—	—	(6,664)	(687)	—
Derivative assets (free standing)	6,886	—	—	(7,646)	760	—
Total assets	$113,899	$—	$46,621	$(159,893)	$(627)	$—
Liabilities
Derivative liabilities (free standing)	$(1,839)	$—	$—	$1,823	$16	$—
Derivative liabilities (embedded)	(164)	—	—	—	54	(110)
Total liabilities	$(2,003)	$—	$—	$1,823	$70	$(110)

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales (1)	Realized and Unrealized Gains (Losses) (2)	September 30, 2018
Assets
Private common equity securities	$4,794	$—	$567	$(4,726)	$(635)	$—
Private preferred equity securities	57,126	—	38,376	(91,065)	(4,437)	—
Asset-backed securities	27,308	—	35,905	(60,906)	(2,307)	—
Corporate bonds	9,868	—	1,372	(11,763)	523	—
Other debt securities	713	—	—	(913)	200	—
Rights and warrants	435	—	753	(1,380)	192	—
Real estate	6,831	—	—	(6,817)	(14)	—
Total assets	$107,075	$—	$76,973	$(177,570)	$(6,478)	$—
Liabilities
Derivative liabilities (free standing)	$(2,085)	$—	$—	$1,797	$288	$—
Derivative liabilities (embedded)	(171)	—	—	—	61	(110)
Total liabilities	$(2,256)	$—	$—	$1,797	$349	$(110)

	July 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2017
Assets
Private common equity securities	$4,775	$—	$—	$—	$(1)	$4,774
Private preferred equity securities	50,759	—	2,095	(1,607)	1,439	52,686
Asset-backed securities	35,711	(8,759)	23,320	(24,581)	(3,899)	21,792
Bank debt	10,246	—	—	—	475	10,721
Corporate bonds	9,095	(236)	1,183	(198)	(159)	9,685
Other debt securities	3,312	—	5,120	(3,307)	2,143	7,268
Rights and warrants	—	2	—	—	—	2
Real estate	—	—	2,357	—	398	2,755
Total assets	$113,898	$(8,993)	$34,075	$(29,693)	$396	$109,683
Liabilities
Derivative liabilities (free standing)	$(1,367)	$—	$—	$—	$(798)	$(2,165)
Derivative liabilities (embedded)	(180)	—	—	—	—	(180)
Total liabilities	$(1,547)	$—	$—	$—	$(798)	$(2,345)

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2017
Assets
Private common equity securities	$4,799	$—	$—	$—	$(25)	$4,774
Private preferred equity securities	48,834	—	3,034	(2,102)	2,920	52,686
Asset-backed securities	17,628	16,437	57,346	(56,947)	(12,672)	21,792
Bank debt	8,350	—	4	(310)	2,677	10,721
Corporate bonds	9,255	(262)	1,211	(719)	200	9,685
Other debt securities	—	—	5,120	—	2,148	7,268
Rights and warrants	—	2	—	—	—	2
Real estate	—	—	2,357	—	398	2,755
Total assets	$88,866	$16,177	$69,072	$(60,078)	$(4,354)	$109,683
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(38)	$(801)	$(2,165)
Derivative liabilities (embedded)	(92)	—	—	—	(88)	(180)
Total liabilities	$(1,418)	$—	$—	$(38)	$(889)	$(2,345)

(1)	Sales of investments measured at fair value using Level 3 inputs include the impact of the LP Transaction as described in Note 4.

(2)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three and nine months ended September 30, 2018 were $nil and $nil, respectively (2017 - $0.1 million and $(3.2) million, respectively).
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

Prior to the change in the Company’s investment account structure, the Company used the following significant unobservable inputs in determining the fair value of the Level 3 investments held by the Company as of December 31, 2017.  Level 3 investments not presented in the table below were insignificant or do not have any unobservable inputs to disclose, as they were valued primarily using dealer quotes or at cost.

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
Private equity investments
The Company measured the fair value of these investments using a market approach which typically utilizes guideline comparable company trading multiples and/or a discounted cash flow analysis. Under the guideline comparable company multiples approach, the Company determines comparable public companies based on industry, size, developmental stage, strategy, etc., and then calculates a trading multiple for each comparable company. The trading multiple may then be discounted for various considerations as appropriate. The concluded multiple is then applied to the subject company to calculate the value of the subject company. The discounted cash flow model involves using the financial information of the portfolio companies to develop revenue and income projections for the subject company for future years based on information on growth rates relative to the company’s development stage. The enterprise value of the subject company is calculated by discounting the projected cash flows and the terminal value to net present value. The fair value of the company’s debt was reduced from the enterprise value to determine the equity value.
Real estate and other debt securities
The values of the investments were based upon available information concerning the market for real estate property investments and the underlying assets of the other debt investments. The valuation methods included, but were not limited to, the following: (1) forecasts of future net cash flows based on the Investment Manager’s analysis of future earnings from the investment plus anticipated net proceeds from the sale, disposition or resolution of the investment; (2) discounted earnings multiples applied to stabilized income or adjusted earnings from the investment; (3) recent sales of comparable investments.
Rights and warrants
The values of the investments were based on the valuation techniques discussed in private equity investments above as they relate to the same underlying securities.
For the nine months ended September 30, 2018 and 2017, there were no changes in the valuation techniques as they relate to the above.
6. Securities sold under an agreement to repurchase
Prior to the change in the Company’s investment account structure described in Note 4, the Company had entered into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agreed to resell or repurchase securities and the Company agreed to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements were generally collateralized by corporate or government bonds or asset-backed securities.  As the Company held only repurchase agreements as of December 31, 2017, these positions were not impacted by counterparty netting agreements. Interest payable and receivable related to these transactions were included in interest payable and receivable in the condensed consolidated balance sheets. Generally, repurchase and reverse repurchase agreements matured within 30 to 90 days. The Company may lend securities for securities lending transactions or pledged securities and/or cash for securities borrowed transactions. The value of any securities loaned was reflected in investments in securities.  Any collateral received was reflected in due to brokers in the condensed consolidated balance sheets as of December 31, 2017.
As a result of the investment account structure change, there were no repurchase and reverse repurchase agreements directly held by the Company as of September 30, 2018. The following table presents the contractual maturity of the repurchase agreements by class of collateral pledged as of December 31, 2017:

December 31, 2017	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements
Asset-backed securities	$—	$10,774	$18,844	$—	$29,618
7. Due from/to brokers
Prior to the change in the Company’s investment account structure described in Note 4, the Company held substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. As of September 30, 2018, a net balance of $12.8 million was not transferred to TP Fund and as a result, remains on the Company’s condensed consolidated balance sheet and is subject to the Participation Agreement as described in Note 4.
The brokerage arrangements differed from broker to broker, but generally cash and investments in securities were available as collateral against investments in securities sold, not yet purchased and derivative positions, if required. As of September 30, 2018 and December 31, 2017, the Company’s due from/to brokers were comprised of the following:

	September 30, 2018	December 31, 2017
Due from brokers
Cash held at brokers	$8,316	$295,467
Receivable from unsettled trades (1)	4,537	9,626
	$12,853	$305,093
Due to brokers
Borrowing from prime brokers	$16	$759,267
Payable from unsettled trades	—	10,938
	$16	$770,205
(1) Receivables relating to securities sold by the Company were recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets.
Due from/to brokers included cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased. In addition, due from/to brokers included cash collateral received and posted from OTC and repurchase agreement counterparties. As of December 31, 2017, the Company’s borrowing from prime brokers included a total non-U.S. currency balance of $70.1 million.
Prior to the investment account structure change, the Company used prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of December 31, 2017, the Company had $867.6 million of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt balances were collateralized by cash held by the broker and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on London Inter-bank Offered Rate. Amounts were borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incurred interest based on the Company’s negotiated rates. This interest expense was reflected in net investment income (loss) in the condensed consolidated statements of income (loss).

8. Derivatives
Prior to the change in the Company’s investment account structure described in Note 4, the Company entered into derivative contracts. The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, categorized by primary underlying risk. Balances are presented on a gross basis.

	As of September 30, 2018
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk
Embedded derivative liabilities in reinsurance contracts (3)	USD	$110	$20,000
Total Derivative Liabilities (embedded)		$110	$20,000

	As of December 31, 2017
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Assets by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$8,205	$50,593
Total Return Swaps - Long Contracts	EGP	25,245	25,245
Equity Price
Contracts for Differences - Long Contracts	BRL/CHF/EUR/USD	17,298	163,868
Contracts for Differences - Short Contracts	DKK/NOK/SEK/USD	4,384	31,992
Total Return Swaps - Long Contracts	BRL/USD	15,936	96,388
Total Return Swaps - Short Contracts	USD	1	—
Interest Rates
Interest Rate Swaptions	JPY	539	64,950
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	HKD /JPY	1,764	511,937
Total Derivative Assets		$73,372	$944,973

	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk
Credit
Credit Default Swaps - Protection Purchased	USD	$1,250	$19,418
Credit Default Swaps - Protection Sold	USD	2,085	2,351
Equity Price
Contracts for Differences - Long Contracts	BRL/EUR/USD	2,200	93,200
Contracts for Differences - Short Contracts	DKK/EUR/USD	776	8,483
Total Return Swaps - Long Contracts	BRL/USD	73	50,858
Total Return Swaps - Short Contracts	USD	1,885	52,657
Interest Rates
Interest Rate Swaptions	JPY	70	64,482
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	BRL/CHF/CNH/EUR/HKD/SAR	6,164	573,498
Total Derivative Liabilities (free standing)		$14,503	$864,947

Embedded derivative liabilities in reinsurance contracts (3)	USD	$171	$20,000
Total Derivative Liabilities (embedded)		$171	$20,000

(1)
BRL = Brazilian Real, CHF = Swiss Franc, CNH = Chinese Yuan, DKK = Danish Krone, EGP = Egyptian Pound, EUR = Euro, HKD = Hong Kong Dollar, JPY = Japanese Yen, NOK = Norwegian Krone, SAR = Saudi Arabian Riyal, SEK = Swedish Krona, USD = US Dollar.

(2)	The absolute notional exposure represents the Company’s derivative activity as of September 30, 2018 and December 31, 2017, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the condensed consolidated balance sheets.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three and nine months ended September 30, 2018 and 2017. Realized and unrealized gains (losses) for the three and nine months ended September 30, 2018 include activity in the separate accounts up to the date of change in the investment structure described in Note 4. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	Three months ended
	September 30, 2018		September 30, 2017
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit
Credit Default Swaps - Protection Purchased	$(2,439)	$2,943	$2,824	$(4,059)
Credit Default Swaps - Protection Sold	(463)	452	(26)	(288)
Total Return Swaps - Long Contracts	1,667	(824)	—	1,506
Equity Price
Contracts for Differences - Long Contracts	7,164	(5,914)	5,021	13,949
Contracts for Differences - Short Contracts	(1,141)	(1,533)	(511)	(1,219)
Total Return Swaps - Long Contracts	(768)	—	4,655	5,455
Total Return Swaps - Short Contracts	(956)	—	(2,732)	(4,519)
Interest Rates
Interest Rate Swaps	—	—	(7)	—
Interest Rate Swaptions	(1,819)	1,629	—	(512)
Sovereign Futures - Short Contracts	(605)	644	(139)	1,284
Total Return Swaps - Long Contracts	(7,569)	3,277	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	6,785	(6,038)	(1,863)	(609)
Foreign Currency Options - Purchased	567	(469)	(529)	3
Foreign Currency Options - Sold	(286)	292	1	(2)
	$137	$(5,541)	$6,694	$10,989
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$54	$—	$—
Total Derivative Liabilities (embedded)	$—	$54	$—	$—

	Nine months ended
	September 30, 2018		September 30, 2017
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit
Credit Default Swaps - Protection Purchased	$(3,557)	$921	$359	$(4,029)
Credit Default Swaps - Protection Sold	(333)	744	11	(347)
Total Return Swaps - Long Contracts	3,486	(2,000)	(29)	1,469
Equity Price
Contracts for Differences - Long Contracts	32,471	(15,098)	51,946	20,636
Contracts for Differences - Short Contracts	4,569	(3,608)	(4,716)	1,726
Total Return Swaps - Long Contracts	16,791	(15,864)	8,517	14,002
Total Return Swaps - Short Contracts	(17,329)	1,883	(6,475)	(3,731)
Interest Rates
Interest Rate Swaps	—	—	(3,104)	(1,740)
Interest Rate Swaptions	(1,819)	1,228	522	(2,854)
Sovereign Future Options - Long Contracts	403	—	—	—
Sovereign Future Options - Short Contracts	50	—	—	—
Sovereign Futures - Long Contracts	639	—	—	—
Sovereign Futures - Short Contracts	(1,166)	—	(8,795)	1,942
Total Return Swaps - Long Contracts	(7,569)	—	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(2,849)	4,403	(11,898)	(1,877)
Foreign Currency Future Options - Purchased	(108)	—	—	—
Foreign Currency Options - Purchased	5,138	—	(6,716)	1,165
Foreign Currency Options - Sold	(771)	—	2,185	(82)
	$28,046	$(27,391)	$21,807	$26,280
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$61	$—	$(88)
Total Derivative Liabilities (embedded)	$—	$61	$—	$(88)
*Unrealized gain (loss) relates to derivatives still held at reporting date.
The Company’s derivative contracts were subject to International Swaps and Derivatives Association (“ISDA”) Master Agreements and other similar agreements that contained provisions setting forth events of default and/or termination events (“credit-risk-related contingent features”), including but not limited to provisions setting forth maximum permissible declines in the Company’s net asset value. Upon the occurrence of a termination event with respect to an ISDA Agreement, the Company’s counterparty could elect to terminate the derivative contracts governed by such agreement, resulting in the realization of any net gains or losses with respect to such derivative contracts and the return of collateral held by such party.
The Company obtained/provided collateral from/to various counterparties for OTC derivative and futures contracts in accordance with bilateral collateral agreements. During the period ended December 31, 2017, no termination events were triggered under the ISDA Master Agreements. As of December 31, 2017, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $3.6 million for which the Company posted collateral in the form of cash of $103.0 million in the normal course of business. Similarly, the Company held collateral in cash from certain counterparties as of December 31, 2017. If the credit-risk-related contingent features underlying these instruments had been triggered as of December 31, 2017 and the Company had to settle these instruments immediately, no additional amounts would be required to be posted that would exceed the settlement amounts of open derivative contracts or in the case of cross margining relationships, the assets in the Company’s prime brokerage accounts were sufficient to offset the derivative liabilities.

The Company’s derivatives did not qualify as hedges for financial reporting purposes and were recorded in the condensed consolidated financial statements on a gross basis and not offset against any collateral pledged or received. Pursuant to ISDA master agreements and other counterparty agreements, the Company and its counterparties typically had the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally had the right to offset against payments owed to the defaulting party or collateral held by the non-defaulting party.
The Company had pledged cash collateral to counterparties to support the current value of amounts due to the counterparties based on the value of the underlying security. As of December 31, 2017, the gross and net amounts of derivative instruments and repurchase agreements that were subject to enforceable master netting arrangements or similar agreements were as follows:

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

9. Loss and loss adjustment expense reserves
As of September 30, 2018 and December 31, 2017, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	September 30, 2018	December 31, 2017
Case loss and loss adjustment expense reserves	$120,714	$115,622
Incurred but not reported loss and loss adjustment expense reserves	701,005	604,260
Deferred gains on retroactive reinsurance contracts	461	688
	$822,180	$720,570
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Gross reserves for loss and loss adjustment expenses, beginning of period	$720,570	$605,129
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,113)	(1)
Net reserves for loss and loss adjustment expenses, beginning of period	719,457	605,128
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	254,265	295,379
Prior years (1)	11,061	(24,830)
Total incurred loss and loss adjustment expenses	265,326	270,549
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(58,652)	(47,655)
Prior years	(103,572)	(145,550)
Total net paid losses	(162,224)	(193,205)
Foreign currency translation	(5,715)	15,310
Net reserves for loss and loss adjustment expenses, end of period	816,844	697,782
Plus: loss and loss adjustment expenses recoverable, end of period	1,576	1,587
Plus: deferred charges on retroactive reinsurance contracts	3,760	—
Gross reserves for loss and loss adjustment expenses, end of period	$822,180	$699,369
(1) In the period ended June 30, 2018, the Company started including the amortization of deferred gains on retroactive reinsurance contracts in prior year loss development. This line item was previously presented separately in the loss reserves roll forward presented above. The prior year presentation has been adjusted to conform to the current year presentation.
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
The $11.1 million net increase in prior years’ reserves for the nine months ended September 30, 2018 includes a $18.2 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts, partially offset by $7.1 million of net favorable reserve development related to decreases in loss reserve estimates. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $18.2 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $6.1 million increase in acquisition costs, for a total of $24.3 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $25.6 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $1.3 million improvement in the net underwriting results for the nine months ended September 30, 2018.

•
The $7.1 million of net favorable prior years’ reserve development for the nine months ended September 30, 2018 was accompanied by net increases of $2.3 million in acquisition costs, resulting in a $4.8 million improvement in the net underwriting results, primarily due to:

•
$12.7 million of net favorable underwriting loss development relating to workers’ compensation contracts, multi-line contracts and credit and financial lines contracts. The favorable development was the result of better than expected loss experience and was partially offset by

•
$7.4 million of net adverse underwriting loss development primarily relating to our Florida homeowners’ quota share reinsurance contracts. This development is a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. This practice has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $6.1 million improvement in the net underwriting results for the nine months ended September 30, 2018.

As of September 30, 2018, the Company had an unamortized deferred charge of $3.8 million (December 31, 2017 - $nil) relating to retroactive reinsurance contracts. Deferred charge on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheet.
The $24.8 million net decrease in prior years’ reserves, which includes $1.4 million for the amortization of deferred gains, for the nine months ended September 30, 2017 includes $31.7 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by $6.9 million of additional loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $31.7 million of net favorable prior years’ reserve development for the nine months ended September 30, 2017 was primarily a result of having favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the favorable reserve development associated with these contracts was offset by similar increases in acquisition costs. The total net increases in acquisition costs associated with the prior year loss development for the nine months ended September 30, 2017 was $31.7 million, resulting in minimal impact in the net underwriting loss.

•
The $6.9 million increase in loss and loss adjustment expenses incurred related to the increase in premium earnings estimates on certain contracts was accompanied by minimal increases in acquisition costs. The related increase in earned premium related to the increase in premium earnings estimates was $8.1 million, resulting in a $1.2 million improvement in the net underwriting results for the nine months ended September 30, 2017.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $1.2 million improvement in the net underwriting results for the nine months ended September 30, 2017.

10. Reinsurance premiums ceded
From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. In the nine months ended September 30, 2018, the Company entered into a quota share contract that provides coverage for recovery of a portion of its mortgage assumed reinsurance contracts. Premiums ceded for the three and nine months ended September 30, 2018 were $nil and $18.1 million, respectively (2017 - $nil and $2.6 million, respectively). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of September 30, 2018, the Company had loss and loss adjustment expenses recoverable of $1.6 million (December 31, 2017 - $1.1 million). The Company generally obtains retrocessional coverage from companies rated “A-” or better by A.M. Best Company, Inc. unless the retrocessionaire’s obligations are collateralized.
11. Management and performance fees
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA were parties to the JV Agreements with Third Point LLC and TP GP under which Third Point LLC managed certain jointly held assets. Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into a LPA with TP GP, pursuant to which Third Point Re BDA and Third Point Re USA invested in the TP Fund.
Management fees
Pursuant to both the JV Agreements and the LPA, Third Point LLC is entitled to receive monthly management fees. Prior to the change in the Company’s investment account structure, management fees were calculated based on 1.5% of the net investments managed by Third Point LLC. As a result of the LPA effective August 31, 2018, management fees are charged at the TP Fund level and are calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
Performance fees
Pursuant to both the JV Agreements and the LPA, TP GP receives a performance fee allocation. Prior to the change in the Company’s investment account structure, the performance fee allocation was equal to 20% of the net investment income of the applicable company’s share of the net investment assets managed by Third Point LLC. As a result of the LPA effective August 31, 2018, the performance fee allocation is equal to 20% of the Company’s investment income in the related party investment fund.
Prior to the change in the investment account structure, the performance fee accrued on net investment income was included in liabilities as a performance fee payable to related party during the period, unless funds were redeemed from the TPRE Limited Partners’ accounts, in which case, the proportionate share of performance fee associated with the redemption amount was earned and allocated to TP GP’s capital account and recorded as an increase in noncontrolling interests in related party. At the end of each year, the remaining portion of the performance fee payable that had not been included in noncontrolling interests in related party was earned and then allocated to TP GP’s capital account.
As a result of the LPA effective August 31, 2018, the performance fee is included as part of “Investment in related party investment fund” on the Company’s condensed consolidated balance sheet since the fees are charged at the TP Fund level.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable.
For the three and nine months ended September 30, 2018, management and performance fees to related parties in the condensed consolidated statements of income (loss) include activity in the separate accounts up to the date of change in the investment account structure. As a result of the LPA effective August 31, 2018, management and performance fees for the three and nine months ended September 30, 2018 are presented within net investment income from investment in related party investment fund in the condensed consolidated statements of income.
The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the three and nine months ended September 30, 2018 were as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Management fees - Third Point LLC	$6,387	$9,507	$25,797	$26,751
Performance fees - Third Point Advisors LLC	(1,082)	21,041	4,048	76,428
Management and performance fees to related parties as reported in the Company’s condensed consolidated statement of income	5,305	30,548	29,845	103,179
Management and performance fees included in net investment income from investment in related party investment fund	2,352	—	2,352	—
Total management and performance fees to related parties	$7,657	$30,548	$32,197	$103,179
As of December 31, 2017, $94.0 million related to performance fees earned by TP GP were included in noncontrolling interests in related party. See Note 19 for additional information. As of September 4, 2018, the date when substantially all of the Company’s investments were transferred to TP Fund, $3.4 million of performance fees payable to TP GP were also transferred to TP Fund.
12. Deposit accounted contracts
The following table represents activity for the deposit contracts for the nine months ended September 30, 2018 and year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Balance, beginning of period	$129,133	$104,905
Consideration received	9,057	22,658
Consideration receivable	14,781	2,080
Net investment expense (income) allocation	(1,609)	2,800
Payments	(4,718)	(3,545)
Foreign currency translation	317	235
Balance, end of period	$146,961	$129,133
13. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of September 30, 2018, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of September 30, 2018, the Company had capitalized $1.1 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of September 30, 2018, the Notes had an estimated fair value of $115.0 million (December 31, 2017 - $116.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2018 and December 31, 2017.

Letters of credit
As of September 30, 2018, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Unsecured syndicated credit facility (1)	$200,000	$138,087	n/a
Secured letters of credit facilities	425,000	124,543	180,524
	$625,000	$262,630	$180,524

(1)
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into an Unsecured Revolving Credit and Letter of Credit Facility Agreement (the “Credit Agreement”) with SunTrust Bank, SunTrust Robinson Humphrey, Inc., RBC Capital Markets and ING Capital. The Credit Agreement provides for the issuance of up to $200.0 million of letters of credit to support obligations in connection with the reinsurance business of Third Point Re BDA and Third Point Re USA. The Credit Agreement is fully and unconditionally guaranteed by Third Point Reinsurance Ltd.

The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. See Note 3 for additional information.
14. Net investment income (loss)
Net investment income (loss) for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net investment income (loss) by type
Net realized gains on investments and investment derivatives	$315,181	$25,993	$445,682	$183,939
Net change in unrealized gains (losses) on investments and investment derivatives	(317,849)	75,016	(413,370)	199,830
Net gains (losses) on foreign currencies	(3,144)	7,572	(5,761)	5,419
Dividend and interest income	13,757	17,355	51,474	57,062
Dividends paid on securities sold, not yet purchased	(1,038)	(1,537)	(5,259)	(3,205)
Other expenses	(3,266)	(4,883)	(15,618)	(15,063)
Management and performance fees to related parties	(5,305)	(30,548)	(29,845)	(103,179)
Net investment loss from investment in related party investment fund (1)	(1,926)	—	(1,926)	—
Net investment income (loss)	$(3,590)	$88,968	$25,377	$324,803

(1)
Effective August 31, 2018, Third Point Re, Third Point RE BDA and Third Point Re USA entered into a LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition. See Notes 4 and 11 for additional information regarding the LPA and related management and performance fees.

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net investment income (loss) by asset type
Equity securities	$30,317	$81,778	$70,873	$343,605
Private common equity securities	(175)	(65)	(628)	(26)
Private preferred equity securities	(806)	1,439	(2,680)	3,066
Total equities	29,336	83,152	67,565	346,645
Asset-backed securities	1,178	6,532	20,660	11,665
Bank debt	2,005	1,277	5,326	7,491
Corporate bonds	455	999	(2,958)	6,707
Municipal bonds	3,742	—	9,990	—
U.S. Treasury securities	494	806	335	3,171
Sovereign debt	(2,136)	9,835	(6,538)	21,683
Other debt securities	(63)	2,417	406	2,417
Total debt securities	5,675	21,866	27,221	53,134
Options	(8,908)	(9,343)	(15,527)	(26,409)
Rights and warrants	191	(16)	238	22
Real estate	(687)	398	(186)	398
Trade claims	(293)	(716)	(580)	(497)
Total other investments	(9,697)	(9,677)	(16,055)	(26,486)
Net investment income (loss) in funds valued at NAV, excluding Third Point Enhanced LP	(95)	2,216	(721)	8,939
Total net investment income from invested assets	25,219	97,557	78,010	382,232
Net investment income (loss) by liability type
Equity securities	(21,481)	(6,144)	(32,407)	(13,611)
Sovereign debt	—	—	—	2
Corporate bonds	(483)	350	(2,452)	(1,819)
Options	8,790	4,593	21,697	8,175
Total net investment loss from securities sold, not yet purchased	(13,174)	(1,201)	(13,162)	(7,253)
Other investment income (losses) and other expenses not presented above
Other investment expenses	1,949	(1,477)	924	(400)
Net investment income (loss) on derivative contracts	(5,404)	17,683	655	48,087
Net investment income (loss) on cash, including foreign exchange gain (loss)	(6,021)	5,738	(15,366)	(255)
Net investment income (losses) on securities purchased under an agreement to sell and securities sold under an agreement to repurchase	3	—	(238)	(39)
Withholding taxes reclassified to income tax expense	1,069	1,216	6,325	5,610
Total other investment income (losses) and other expenses	(8,404)	23,160	(7,700)	53,003
Management and performance fees to related parties	(5,305)	(30,548)	(29,845)	(103,179)
Net investment loss from investment in related party investment fund (1)	(1,926)	—	(1,926)	—
Net investment income (loss)	$(3,590)	$88,968	$25,377	$324,803

(1)
Effective August 31, 2018, Third Point Re, Third Point RE BDA and Third Point Re USA entered into a LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition.  See Note 4 and Note 11 for additional information regarding the LPA and related management and performance fees.

As a result of the Company’s holding in TP Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Fund for the three and nine months ended September 30, 2018 and summarized balance sheet as of September 30, 2018.
This summarized income statement of TP Fund reflects the main components of total investment income and expenses of TP Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Fund as presented in the Company’s condensed consolidated statement of income.

Three and nine months ended
TP Fund summarized income statement	September 30, 2018
Investment loss
Net realized loss from securities, derivative contracts and foreign currency translations	$(4,113)
Net change in unrealized gain on securities, derivative contracts and foreign currency translations	3,654
Net income from currencies	2,606
Dividend and interest income	3,818
Total investment income	5,965
Expenses
Management fees	(2,834)
Other expenses	(5,685)
Total expenses	(8,519)
Net loss	$(2,554)
The following table is a summarized balance sheet of TP Fund as of September 30, 2018 and reflects the underlying assets and liabilities of TP Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Fund.

TP Fund summarized balance sheet	September 30, 2018
Assets
Total investments in securities	$2,962,324
Cash and cash equivalents	30,001
Due from brokers	199,675
Derivative assets, at fair value	13,689
Interest and dividends receivable	3,472
Other assets	370
Total assets	3,209,531
Liabilities
Accounts payable and accrued expenses	5,284
Securities sold, not yet purchased, at fair value	355,600
Due to brokers	945,603
Derivative liabilities, at fair value	13,375
Interest and dividends payable	2,476
Subscriptions received in advance	30,000
Total liabilities	1,352,338
Total partners' capital	$1,857,193

15. Other expenses
Other expenses for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Investment expense (income) on deposit liabilities	$(4,058)	$1,160	$(1,609)	$1,472
Investment expense and change in fair value of embedded derivatives in reinsurance contracts	2,696	2,686	8,225	7,380
	$(1,362)	$3,846	$6,616	$8,852
16. Income taxes
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
Prior to the change in the Company’s investment account structure described in Note 4, the Company was subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. In addition, the Company had recorded uncertain tax positions related to certain investment transactions in certain foreign jurisdictions. As of September 30, 2018, the Company has accrued $1.9 million (December 31, 2017 - $1.9 million).

For the three and nine months ended September 30, 2018 and 2017, the Company recorded income tax expense, as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$(1,180)	$2,219	$(1,968)	$8,246
Change in uncertain tax positions (2)	—	40	50	224
Withholding taxes on certain investment transactions (2)	1,069	1,216	6,325	5,610
	$(111)	$3,475	$4,407	$14,080
(1) As of September 30, 2018, the Company has recorded $0.9 million of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of September 30, 2018 the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.
(2) Represents activity prior to the change in the Company’s investment account structure on August 31, 2018 as described in Note 4.
17. Share capital
The following tables present a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the nine months ended September 30, 2018 and 2017:

Common shares	2018	2017
Common shares issued, beginning of period	107,227,347	106,501,299
Options exercised	—	150,802
Restricted shares granted, net of forfeitures	50,644	36,418
Performance restricted shares granted, net of forfeitures and shares withheld	260,436	694,886
Retirement of treasury shares and shares repurchased (1)	(13,730,258)	—
Warrants exercised, net (2)	361,556	—
Common shares issued, end of period	94,169,725	107,383,405
Treasury shares, end of period	—	(3,944,920)
Common shares outstanding, end of period	94,169,725	103,438,485

(1)
Prior to December 31, 2017, common shares repurchased by the Company were not canceled and were classified as treasury shares. Effective January 1, 2018, all treasury shares were retired and future shares repurchased will be retired.

(2)
During the nine months ended September 30, 2018, 1,156,184 warrants were exercised. As a result of the warrant holder electing net settlement, 794,628 of those common shares were withheld by the Company and were subsequently retired, resulting in a net issuance of 361,556 common shares.

Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. No preference shares have been issued to date.
Share repurchases
On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million of common shares, which together with the shares remaining under the previously announced share repurchase program, would allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

During the three months ended September 30, 2018, the Company repurchased 5,461,065 of its common shares in the open market for $73.0 million at a weighted average cost, including commissions, of $13.36 per share. Common shares repurchased by the Company during the period were retired.
During the nine months ended September 30, 2018, the Company repurchased 9,785,338 of its common shares in the open market for $133.4 million at a weighted average cost, including commissions, of $13.63 per share. Common shares repurchased by the Company during the period were retired. In the three months ended March 31, 2018, the Company also retired all shares previously held in treasury.
As of September 30, 2018, the Company was authorized to repurchase up to an aggregate of $66.6 million of additional common shares under its share repurchase program.
18. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Management and director options	$60	$94	$215	$553
Restricted shares with service condition	166	196	445	474
Restricted shares with service and performance condition	2,172	350	4,296	2,987
	$2,398	$640	$4,956	$4,014
As of September 30, 2018, the Company had $10.5 million (December 31, 2017 - $5.8 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2017 - 1.5 years).
Management and director options
The management and director options activity for the nine months ended September 30, 2018 and year ended December 31, 2017 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2017	9,596,993	$13.64
Forfeited	(558,138)	18.00
Exercised	(150,802)	10.00
Balance as of January 1, 2018	8,888,053	13.43
Forfeited	—	—
Exercised	—	—
Balance as of September 30, 2018	8,888,053	$13.43
As of September 30, 2018, the weighted average remaining contractual term for options outstanding and exercisable was 3.4 years and 3.4 years, respectively (December 31, 2017 - 4.2 years and 4.1 years, respectively).

The following table summarizes information about the Company’s management and director share options outstanding as of September 30, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,123,531	$10.04	3.3 years	5,123,531	$10.04
$15.05 - $16.89	1,917,145	15.93	3.5 years	1,875,285	15.95
$20.00 - $25.05	1,847,377	20.26	3.5 years	1,819,471	20.22
	8,888,053	$13.43	3.4 years	8,818,287	$13.40
Restricted shares with service condition
Restricted share award activity for the nine months ended September 30, 2018 and year ended December 31, 2017 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2017	301,043	$11.12
Granted	36,418	12.15
Forfeited	(71,429)	14.00
Vested	(247,823)	10.36
Balance as of January 1, 2018	18,209	12.15
Granted	50,644	13.45
Vested	(32,756)	12.83
Balance as of September 30, 2018	36,097	$13.35
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the nine months ended September 30, 2018 and year ended December 31, 2017 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2017	1,381,740	577,486	$12.91
Granted	935,825	623,882	12.66
Forfeited	(325,568)	(45,617)	12.57
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(131,930)	12.17
Balance as of January 1, 2018	1,855,379	887,203	12.60
Granted	554,456	369,633	14.02
Forfeited	(288,700)	—	14.00
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	285,182	13.34
Balance as of September 30, 2018	2,005,378	1,426,261	$12.81
19. Noncontrolling interests in related party
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. Prior to the change in the Company’s investment account structure described in Note 4, the joint ventures created through the JV Agreements (Note 11) had been considered variable interest entities and had been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company had consolidated the joint ventures and recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the condensed consolidated balance sheets.
A portion of the noncontrolling interest in investment affiliates was subject to contractual withdrawal rights of TP GP, whereas TP GP, at its sole discretion, could withdraw the capital over the minimum capital required to be maintained in its capital accounts. This excess capital was therefore recorded on the Company’s condensed consolidated balance sheets as redeemable noncontrolling interest in related party whereas the required minimum capital was recorded as noncontrolling interests in related party within shareholders’ equity on the Company’s condensed consolidated balance sheets since it does not have withdrawal rights.
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the nine months ended September 30, 2018 and 2017:

	Redeemable noncontrolling interests in related party		Noncontrolling interests in related party		Total noncontrolling interests in related party
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$108,219	$—	$5,407	$35,674	$113,626	$35,674
Changes in capital account allocation (1)	(108,219)	16,813	(5,407)	(30,433)	(113,626)	(13,620)
Balance, end of period	$—	$16,813	$—	$5,241	$—	$22,054

(1)	Changes in capital account allocation include TP GP's redemption in conjunction with the change in the investment account structure. See Note 4 for additional information.

In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA for the nine months ended September 30, 2018 and 2017:

	Third Point Re BDA		Third Point Re USA		Total
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$97,619	$30,358	$16,007	$5,316	$113,626	$35,674
Net income attributable to total noncontrolling interests in related party	141	2,503	82	657	223	3,160
Contributions (1)	564	2,865	80	354	644	3,219
Redemptions (2)	(98,324)	(17,999)	(16,169)	(2,000)	(114,493)	(19,999)
Balance, end of period	$—	$17,727	$—	$4,327	$—	$22,054

(1)	Contributions include performance fees earned during the period. See Note 11 for additional information.

(2)	Redemptions include TP GP's redemption in conjunction with the change in the investment account structure. See Note 4 for additional information.
Non-consolidated variable interest entities
Third Point Enhanced LP
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. The Company and TP GP hold interests of approximately 87.8% and 12.0%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of investment decision making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund.
Realized gains or losses upon any redemptions of investments are calculated using the weighted average method and the Company records contributions and withdrawals related to its investment in the TP Fund on the transaction date. As of September 30, 2018, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
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
Non-consolidated variable interest entities under previous investment account structure
Prior to the change in the Company’s investment account structure, the Company invested directly in several limited partnerships and other investment vehicles.  Some of these entities were affiliated with TP Fund’s investment manager, Third Point LLC. The activities of these variable interest entities were generally limited to holding investments and the Company’s involvement in these entities was passive in nature. The Company did not have the power to direct the activities which most significantly impacted the variable interest entities economic performance and therefore, the Company was not the primary beneficiary of these variable interest entities. The Company elected the practical expedient for estimating fair value for these investments and reported the investments based on the reported NAV with changes in fair value recognized within the condensed consolidated statements of income (loss). The following summarizes all of the Company’s investment in variable interest entities that were not consolidated prior to the change in the investment account structure:

TP Lux Holdco LP
Prior to the change in the Company’s investment account structure, the Company was a limited partner in TP Lux Holdco LP (the “Cayman HoldCo”), which was an affiliate of the Investment Manager. The Cayman HoldCo was formed as a limited partnership under the laws of the Cayman Islands and invests and held debt and equity interests in TP Lux HoldCo S.a.r.l, a Luxembourg private limited liability company (the “LuxCo”) established under the laws of the Grand-Duchy of Luxembourg, which was also an affiliate of the Investment Manager. LuxCo’s principal objective was to act as a collective investment vehicle to purchase Euro debt and equity investments. The Company invested in the Cayman HoldCo alongside other investment funds managed by the Investment Manager.
During the period from January 1, 2018 to September 4, 2018, the date when the Company’s investment in TP Lux Holdco was transferred to TP Fund, the Company had net distributions of $0.6 million and for the nine months ended September 30, 2017 net distributions of $39.6 million, to the Cayman HoldCo.
As a result of the change in the investment account structure, the Company’s investment of $0.3 million in the limited partnership was transferred to the TP Fund. The estimated fair value of the investment in the limited partnership as of December 31, 2017 was $0.6 million, representing a 15.6% interest.
Third Point Hellenic Recovery US Feeder Fund, L.P.
Prior to the change in the Company’s investment account structure, the Company was a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which was an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests.
No capital distributions or calls were made during the period from January 1, 2018 to September 4, 2018, the date when the Company’s investment in the Hellenic Fund was transferred to TP Fund (2017 - $1.3 million net distributions).
As a result of the change in the investment account structure, the Company’s investment of $4.9 million in the limited partnership was transferred to the TP Fund. The estimated fair value of the investment in the limited partnership as of December 31, 2017 was $4.9 million, representing a 2.9% interest.
TP DR Holdings LLC
Prior to the change in the Company’s investment account structure, the Company held an equity and debt investment in TP DR Holdings LLC (“TP DR”), which was an affiliate of the Investment Manager. In December 2016, TP DR was formed as a limited liability company under the laws of the Cayman Islands to invest and own 100% equity interest in DCA Holdings Six Ltd. and its wholly owned subsidiary group. TP DR’s principal objective was to own, develop and manage properties in the Dominican Republic. The Company invested in TP DR alongside other investment funds managed by the Investment Manager and third-party investors.
During the period from January 1, 2018 to September 4, 2018, the date when the Company’s investment in TP DR was transferred to TP Fund, the Company contributed cash of $3.0 million (2017 - $1.4 million) to TP DR.
As a result of the change in the investment account structure, the Company’s investment of $16.8 million in the limited partnership was transferred to the TP Fund. As of December 31, 2017, the estimated fair value of the investment was $12.7 million, corresponding to $3.7 million of equity, representing a 7.0% interest, and $9.0 million of debt, representing a 13.1% interest.
Cloudbreak II Cayman Ltd and TP Trading II LLC
Prior to the change in the Company’s investment account structure, the Company directly held an equity interest in Cloudbreak II Cayman Ltd, Cloudbreak II US LLC (collectively, the “Cloudbreak entities”) and TP Trading II LLC which are affiliates of the Investment Manager.  The Company invested in the Cloudbreak entities and TP Trading II LLC alongside other investment funds managed by the Investment Manager. These entities’ were invested in a structure whose primary purpose was to purchase consumer loans for securitization and warrants from a marketplace lending platform.

As a result of the change in the investment account structure, $3.4 million of the Company’s asset-backed security investments were transferred to the TP Fund. As of December 31, 2017, the Cloudbreak entities held $4.6 million of the Company’s asset-backed security investments, which were included in investments in securities in the condensed consolidated balance sheet. The Company’s pro rata interest in the underlying investments was registered in the name of Cloudbreak II US LLC and the related income and expense were reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss).
As a result of the change in the investment account structure, the Company’s equity investment of $4.4 million in TP Trading II LLC was transferred to the TP Fund. As of December 31, 2017, the estimated fair value of the investment was $6.0 million, representing a 9.3% interest.
Ventures Entities
Prior to the change in the Company’s investment account structure, the Company held equity interests in Venture Three Holdings LLC, Venture Four Holdings LLC, Venture Five Holdings LLC and Venture Six Holdings LLC (collectively, the “Ventures entities”), which were affiliates of the Investment Manager. The Company invested in the Ventures entities alongside other investment funds managed by the Investment Manager. The primary purpose of these entities was to make investments in direct commercial real estate, real estate debt and a publicly traded telecommunications company.
As a result of the change in the investment account structure $20.8 million of the Company’s real estate and other debt investments were transferred to the TP Fund. As of December 31, 2017, the Ventures entities held $7.5 million of the Company’s investments, which were included in investments in securities in the condensed consolidated balance sheets. The Company recorded changes in the fair value of this investment in the condensed consolidated statements of income (loss).
Cloudbreak Aggregator LP
Prior to the change in the Company’s investment account structure, the Company held equity interests in Cloudbreak Aggregator LP, which was an affiliate of the Investment Manager. The Company invested in the Cloudbreak Aggregator LP alongside other investment funds managed by the Investment Manager. The primary purpose of this entity was to invest in Far Point LLC, the sponsor of Far Point Acquisition Corporation “FPAC”.  FPAC is a NYSE listed special acquisition corporation.
As a result of the change in the investment account structure, the Company’s equity investment of $4.5 million in the Cloudbreak Aggregator LP was transferred to the TP Fund. As of December 31, 2017 the Company did not hold an equity interest in the Cloudbreak Aggregator LP.

20. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	95,671,385	101,391,145	98,768,442	102,553,346
Dilutive effect of options	—	1,536,419	—	1,162,851
Dilutive effect of warrants	—	1,416,696	—	1,067,832
Dilutive effect of restricted shares with service and performance condition	—	335,314	—	256,222
Diluted number of common shares outstanding	95,671,385	104,679,574	98,768,442	105,040,251
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(13,281)	$54,685	$(19,680)	$233,449
Net income allocated to Third Point Re participating common shareholders	—	(55)	—	(256)
Net income (loss) allocated to Third Point Re common shareholders	$(13,281)	$54,630	$(19,680)	$233,193
Basic earnings (loss) per common share	$(0.14)	$0.54	$(0.20)	$2.27
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(13,281)	$54,685	$(19,680)	$233,449
Net income allocated to Third Point Re participating common shareholders	—	(53)	—	(250)
Net income (loss) allocated to Third Point Re common shareholders	$(13,281)	$54,632	$(19,680)	$233,199
Diluted earnings (loss) per common share	$(0.14)	$0.52	$(0.20)	$2.22
As a result of the net loss for the three and nine months ended September 30, 2018, dilutive options, warrants and restricted shares with service and performance conditions totaling 9,740,753 and 9,903,419, respectively, were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
For the three months ended September 30, 2018 and 2017, anti-dilutive options of 3,764,521 and 3,825,188, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2018 and 2017, anti-dilutive options of 3,764,521 and 4,155,013, respectively, were excluded from the computation of diluted earnings per share.
21. Related party transactions
In addition to the transactions disclosed in Notes 4, 11 and 19 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) served as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees appointed the Investment Manager as its true and lawful agent and attorney. As of December 31, 2017, Loan LLC held $99.6 million and Ventures LLC held $6.3 million of the Company’s investments, which were included in investments in securities and derivative contracts in the condensed consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense were reflected in the condensed consolidated balance sheets and the condensed consolidated statements of income (loss). The valuation policy, with respect to investments held by the nominees, is further discussed in Note 4.

BlackRock, Inc. (“BlackRock”) reported a beneficial ownership interest of more than 10% of the Company’s common shares as of December 31, 2017. As a result, BlackRock is considered a related party as defined by U.S. GAAP. As of September 30, 2018, $nil (December 31, 2017 - $106.5 million) of equity securities in BlackRock were included in the Company’s condensed consolidated balance sheets. Included in the Company’s net investment income (loss) in its condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2018 was $(1.6) million and $(0.2) million, respectively (2017 - $5.4 million and $8.9 million, respectively) of investment income associated with the Company’s investment in BlackRock.
22. Financial instruments with off-balance sheet risk or concentrations of credit risk
Off-balance sheet risk
Subsequent to the change in the Company’s investment account structure described in Note 4, the Company does not own directly the net investment assets and related liabilities but instead, owns limited partnership interests in TP Fund. There are no off-balance sheet risks associated with the Company’s investment in TP Fund. The Company’s maximum exposure to loss associated with its investment in the TP Fund corresponds to the carrying value of its investments in TP Fund.
Prior to the change in the Company’s investment account structure described in Note 4, the Company traded various financial instruments and engaged in various investment activities with off-balance sheet risk. These financial instruments included securities sold, not yet purchased, forwards, futures, options, swaptions, swaps and contracts for differences. These financial instruments are now part of the underlying investment activities of TP Fund. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at specified future dates. Each of these financial instruments contain varying degrees of off-balance sheet risk whereby changes in the fair values of the securities underlying the financial instruments or fluctuations in interest rates and index values could have exceeded the amounts recognized in the condensed consolidated balance sheets.
Prior to the change in the Company’s investment account structure, the Company traded and held certain derivative contracts, such as written options, which constitute guarantees. These type of investments are now part of the underlying investment securities held by TP Fund.
Swaption contracts gave the Company the right, but not the obligation, to enter into a specified interest-rate swap within a specified period of time. The Company’s market and counterparty credit risk was limited to the premium paid to enter into the swaption contract and net unrealized gains.
Total return swaps, contracts for differences, index swaps, and interest rate swaps that involve the exchange of cash flows between the Company and counterparties were based on the change in the fair value of a particular equity, index, or interest rate on a specified notional holding. The use of these contracts exposed the Company to market risks equivalent to actually holding securities of the notional value but typically involved little capital commitment relative to the exposure achieved. The gains or losses of the Company may therefore have been magnified on the capital commitment. These type of investments are now part of the investment strategies of the TP Fund.
Credit derivatives
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. Prior to the change in the investment account structure described in Note 4, the Company directly held these type of securities. Those securities are no longer held by the Company but instead, are included in the TP Fund’s investment strategies.
Prior to the change in the Company’s investment account structure, the Company entered into index and/or basket credit default swaps where the credit derivative may reference a basket of single-name credit default swaps or a broad-based index. Generally, in the event of a default on one of the underlying names, the buyer would receive a pro-rata portion of the total notional amount of the credit default index or basket contract from the seller. When the Company purchased single-name, index and basket credit default swaps, the Company was exposed to counterparty nonperformance.

The following table sets forth certain information related to the Company’s written credit derivatives as of December 31, 2017:

	Maximum Payout/ Notional Amount (by period of expiration)			Fair Value of Written Credit Derivatives (2)
Credit Spreads on underlying (basis points)	0-5 years	5 years or Greater Expiring Through 2047	Total Written Credit Default Swaps (1)	Asset	Liability	Net Asset/(Liability)
Single name (0 - 250)	$—	$2,351	$2,351	$—	$2,085	$(2,085)

(1)	As of December 31, 2017, the Company did not hold any offsetting buy protection credit derivatives with the same underlying reference obligation.

(2)	Fair value amounts of derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
Concentrations of credit risk
Investments
Subsequent to the change in the Company’s investment account structure described in Note 4, the Company does not own directly the net investment assets but instead, owns limited partnership interests in TP Fund. As a result, the Company is no longer exposed directly to credit risk associated with its net investment assets it used to hold. The Company’s maximum exposure to loss associated its investment in the TP Fund corresponds to the carrying value of its investments in TP Fund. The Company does not have any unfunded capital commitments associated with its investment in TP Fund.
Prior to the change in the Company’s investment account structure, the Company was subject to concentrations of credit risk with certain counterparties. Substantially all securities transactions and individual counterparty concentrations were with major securities firms, such as prime brokers or their affiliates. The Company reduced its credit risk with counterparties by entering into master netting agreements. Furthermore, the Company obtained collateral from counterparties to reduce its exposure to counterparty credit risk.
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
23. Commitments and Contingencies
Investments
Under the new investment account structure described in Note 4, the Company does not have any unfunded commitments or obligations.
Prior to the change in the Company’s investment account structure, the Company purchased loan and other participation interests, such as bank debt, which may have included revolving credit arrangements or other financing commitments obligating the Company to advance additional amounts on demand.

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
Letters of Credit
See Note 13 for additional information related to the Company’s letter of credit facilities.
Litigation
From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owed to it.  In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. The Company is not currently involved in any material formal or informal dispute resolution procedures.

24. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. Non-underwriting income expenses including: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax (expense) benefit are presented as a reconciliation to the Company’s consolidated results. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2018 and 2017:

	Three months ended
	September 30, 2018		September 30, 2017
	Property and Casualty Reinsurance	Total (1)	Property and Casualty Reinsurance	Total (1)
Revenues
Gross premiums written	$30,064	$30,064	$174,539	$174,539
Gross premiums ceded	—	—	—	—
Net premiums written	30,064	30,064	174,539	174,539
Change in net unearned premium reserves	97,929	97,929	(68,564)	(68,564)
Net premiums earned	127,993	127,993	105,975	105,975
Expenses
Loss and loss adjustment expenses incurred, net	88,706	88,706	77,275	77,275
Acquisition costs, net	40,841	40,841	33,974	33,974
General and administrative expenses	4,763	4,763	7,291	7,291
Total expenses	134,310	134,310	118,540	118,540
Net underwriting loss	$(6,317)	(6,317)	$(12,565)	(12,565)
Net investment income (loss)		(3,590)		88,968
Corporate expenses		(4,748)		(5,927)
Other income (expense)		1,362		(3,846)
Interest expense		(2,074)		(2,074)
Foreign exchange gains (losses)		1,979		(5,437)
Income tax benefit (expense)		111		(3,475)
Net income attributable to noncontrolling interests in related party		(4)		(959)
Net income (loss) available to Third Point Re common shareholders		$(13,281)		$54,685

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	69.3%		72.9%
Acquisition cost ratio	31.9%		32.1%
Composite ratio	101.2%		105.0%
General and administrative expense ratio	3.7%		6.9%
Combined ratio	104.9%		111.9%

(1) As a result of the change in the Company’s investment structure, the Company is no longer quantifying the net investment income on float and all non-underwriting income and expenses are presented as a reconciliation to the Company’s consolidated results. Prior year comparatives have been adjusted to conform with the revised presentation.

(2) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended
	September 30, 2018		September 30, 2017
	Property and Casualty Reinsurance	Total (1)	Property and Casualty Reinsurance	Total (1)
Revenues
Gross premiums written	$458,189	$458,189	$477,457	$477,457
Gross premiums ceded	(18,125)	(18,125)	(2,550)	(2,550)
Net premiums written	440,064	440,064	474,907	474,907
Change in net unearned premium reserves	(28,092)	(28,092)	(57,365)	(57,365)
Net premiums earned	411,972	411,972	417,542	417,542
Expenses
Loss and loss adjustment expenses incurred, net	265,326	265,326	270,549	270,549
Acquisition costs, net	149,830	149,830	157,067	157,067
General and administrative expenses	14,550	14,550	23,252	23,252
Total expenses	429,706	429,706	450,868	450,868
Net underwriting loss	$(17,734)	(17,734)	$(33,326)	(33,326)
Net investment income		25,377		324,803
Corporate expenses		(14,138)		(15,552)
Other expenses		(6,616)		(8,852)
Interest expense		(6,154)		(6,151)
Foreign exchange gains (losses)		4,215		(10,233)
Income tax expense		(4,407)		(14,080)
Net income attributable to noncontrolling interests in related party		(223)		(3,160)
Net income (loss) available to Third Point Re common shareholders		$(19,680)		$233,449

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	64.4%		64.8%
Acquisition cost ratio	36.4%		37.6%
Composite ratio	100.8%		102.4%
General and administrative expense ratio	3.5%		5.6%
Combined ratio	104.3%		108.0%

(1) As a result of the change in the Company’s investment structure, the Company is no longer quantifying the net investment income on float and all non-underwriting income and expenses are presented as a reconciliation to the Company’s consolidated results. Prior year comparatives have been adjusted to conform with the revised presentation.

(2) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and nine months ended September 30, 2018 and 2017:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Property (1)	$(3,578)	(11.9)%	$(3)	—%	$(1,549)	(0.3)%	$(8,818)	(1.9)%
Casualty	37,028	123.2%	161,110	92.3%	233,758	51.0%	263,323	55.2%
Specialty (1)	(3,386)	(11.3)%	13,432	7.7%	221,639	48.4%	113,601	23.8%
Total prospective reinsurance contracts	30,064	100.0%	174,539	100.0%	453,848	99.1%	368,106	77.1%
Retroactive reinsurance contracts	—	—%	—	—%	4,341	0.9%	109,351	22.9%
	$30,064	100.0%	$174,539	100.0%	$458,189	100.0%	$477,457	100.0%
(1) The negative gross premium written amounts for the property and specialty lines of business were the result of reductions in premium estimates on certain contracts in the period.
25. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, condensed consolidating statements of income for the three and nine months ended September 30, 2018 and 2017 and condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$1,872,996	$—	$1,872,996
Cash and cash equivalents	—	189	49,597	—	49,786
Restricted cash and cash equivalents	—	—	581,134	—	581,134
Subscription receivable from related party investment fund	—	—	30,000	—	30,000
Investment in subsidiaries	1,503,740	268,883	165,758	(1,938,381)	—
Due from brokers	—	—	12,853	—	12,853
Interest and dividends receivable	—	—	1,975	—	1,975
Reinsurance balances receivable	—	—	577,382	—	577,382
Deferred acquisition costs, net	—	—	231,286	—	231,286
Unearned premiums ceded	—	—	16,772	—	16,772
Loss and loss adjustment expenses recoverable	—	—	1,576	—	1,576
Amounts due from (to) affiliates	3,493	(3,948)	455	—	—
Other assets	2,079	10,149	854	—	13,082
Total assets	$1,509,312	$275,273	$3,542,638	$(1,938,381)	$3,388,842
Liabilities
Accounts payable and accrued expenses	$1,402	$59	$7,739	$—	$9,200
Reinsurance balances payable	—	—	71,070	—	71,070
Deposit liabilities	—	—	146,961	—	146,961
Unearned premium reserves	—	—	693,333	—	693,333
Loss and loss adjustment expense reserves	—	—	822,180	—	822,180
Due to brokers	—	—	16	—	16
Participation agreement with related party investment fund	—	—	23,149	—	23,149
Interest and dividends payable	—	1,026	131	—	1,157
Senior notes payable, net of deferred costs	—	113,866	—	—	113,866
Total liabilities	1,402	114,951	1,764,579	—	1,880,932
Redeemable noncontrolling interests in related party	—	—	—	—	—
Shareholders’ equity
Common shares	9,417	—	1,239	(1,239)	9,417
Additional paid-in capital	924,153	165,990	1,537,183	(1,703,173)	924,153
Retained earnings (deficit)	574,340	(5,668)	239,637	(233,969)	574,340
Shareholders’ equity attributable to Third Point Re common shareholders	1,507,910	160,322	1,778,059	(1,938,381)	1,507,910
Noncontrolling interests in related party	—	—	—	—	—
Total shareholders’ equity	1,507,910	160,322	1,778,059	(1,938,381)	1,507,910
Total liabilities, noncontrolling interests and shareholders’ equity	$1,509,312	$275,273	$3,542,638	$(1,938,381)	$3,388,842

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$2,995,939	$—	$2,995,939
Cash and cash equivalents	9	199	7,989	—	8,197
Restricted cash and cash equivalents	—	—	541,136	—	541,136
Investment in subsidiaries	1,657,467	274,272	164,909	(2,096,648)	—
Due from brokers	—	—	305,093	—	305,093
Derivative assets, at fair value	—	—	73,372	—	73,372
Interest and dividends receivable	—	—	3,774	—	3,774
Reinsurance balances receivable	—	—	476,008	—	476,008
Deferred acquisition costs, net	—	—	258,793	—	258,793
Unearned premiums ceded	—	—	1,049	—	1,049
Loss and loss adjustment expenses recoverable	—	—	1,113	—	1,113
Amounts due from (to) affiliates	(1,288)	412	876	—	—
Other assets	664	—	6,656	—	7,320
Total assets	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794
Liabilities
Accounts payable and accrued expenses (1)	$763	$(8,805)	$42,674	$—	$34,632
Reinsurance balances payable	—	—	41,614	—	41,614
Deposit liabilities	—	—	129,133	—	129,133
Unearned premium reserves	—	—	649,518	—	649,518
Loss and loss adjustment expense reserves	—	—	720,570	—	720,570
Securities sold, not yet purchased, at fair value	—	—	394,278	—	394,278
Securities sold under an agreement to repurchase	—	—	29,618	—	29,618
Due to brokers	—	—	770,205	—	770,205
Derivative liabilities, at fair value	—	—	14,503	—	14,503
Interest and dividends payable	—	3,055	1,220	—	4,275
Senior notes payable, net of deferred costs	—	113,733	—	—	113,733
Total liabilities	763	107,983	2,793,333	—	2,902,079
Redeemable noncontrolling interests in related party	—	—	108,219	—	108,219
Shareholders’ equity
Common shares	10,723	—	1,250	(1,250)	10,723
Treasury shares	(48,253)	—	—	—	(48,253)
Additional paid-in capital	1,099,599	165,097	1,531,770	(1,696,867)	1,099,599
Retained earnings (deficit)	594,020	1,803	396,728	(398,531)	594,020
Shareholders' equity attributable to Third Point Re common shareholders	1,656,089	166,900	1,929,748	(2,096,648)	1,656,089
Noncontrolling interests in related party	—	—	5,407	—	5,407
Total shareholders' equity	1,656,089	166,900	1,935,155	(2,096,648)	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794
(1) Negative balance of $8.8 million represents net deferred tax assets that are offset by net deferred tax liabilities in Third Point Re USA of $9.9 million, resulting in a net liability position as of December 31, 2017.

CONDENSED CONSOLIDATING STATEMENTS OF LOSS

For the three months ended September 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$30,064	$—	$30,064
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	30,064	—	30,064
Change in net unearned premium reserves	—	—	97,929	—	97,929
Net premiums earned	—	—	127,993	—	127,993
Net investment loss	—	—	(3,590)	—	(3,590)
Equity in losses of subsidiaries	(11,100)	(2,821)	(11)	13,932	—
Total revenues	(11,100)	(2,821)	124,392	13,932	124,403
Expenses
Loss and loss adjustment expenses incurred, net	—	—	88,706	—	88,706
Acquisition costs, net	—	—	40,841	—	40,841
General and administrative expenses	2,181	13	7,317	—	9,511
Other expenses	—	—	(1,362)	—	(1,362)
Interest expense	—	2,074	—	—	2,074
Foreign exchange gains	—	—	(1,979)	—	(1,979)
Total expenses	2,181	2,087	133,523	—	137,791
Loss before income tax benefit	(13,281)	(4,908)	(9,131)	13,932	(13,388)
Income tax (expense) benefit	—	438	(327)	—	111
Net loss	(13,281)	(4,470)	(9,458)	13,932	(13,277)
Net income attributable to noncontrolling interests in related party	—	—	(4)	—	(4)
Net loss attributable to Third Point Re common shareholders	$(13,281)	$(4,470)	$(9,462)	$13,932	$(13,281)

For the nine months ended September 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$458,189	$—	$458,189
Gross premiums ceded	—	—	(18,125)	—	(18,125)
Net premiums written	—	—	440,064	—	440,064
Change in net unearned premium reserves	—	—	(28,092)	—	(28,092)
Net premiums earned	—	—	411,972	—	411,972
Net investment income	—	—	25,377	—	25,377
Equity in losses of subsidiaries	(14,138)	(2,582)	(42)	16,762	—
Total revenues	(14,138)	(2,582)	437,307	16,762	437,349
Expenses
Loss and loss adjustment expenses incurred, net	—	—	265,326	—	265,326
Acquisition costs, net	—	—	149,830	—	149,830
General and administrative expenses	5,542	35	23,111	—	28,688
Other expenses	—	—	6,616	—	6,616
Interest expense	—	6,154	—	—	6,154
Foreign exchange gains	—	—	(4,215)	—	(4,215)
Total expenses	5,542	6,189	440,668	—	452,399
Loss before income tax benefit	(19,680)	(8,771)	(3,361)	16,762	(15,050)
Income tax (expense) benefit	—	1,300	(5,707)	—	(4,407)
Net loss	(19,680)	(7,471)	(9,068)	16,762	(19,457)
Net income attributable to noncontrolling interests in related party	—	—	(223)	—	(223)
Net loss attributable to Third Point Re common shareholders	$(19,680)	$(7,471)	$(9,291)	$16,762	$(19,680)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended September 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$174,539	$—	$174,539
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	174,539	—	174,539
Change in net unearned premium reserves	—	—	(68,564)	—	(68,564)
Net premiums earned	—	—	105,975	—	105,975
Net investment income	—	—	88,968	—	88,968
Equity in earnings (losses) of subsidiaries	55,847	5,473	(30)	(61,290)	—
Total revenues	55,847	5,473	194,913	(61,290)	194,943
Expenses
Loss and loss adjustment expenses incurred, net	—	—	77,275	—	77,275
Acquisition costs, net	—	—	33,974	—	33,974
General and administrative expenses	1,162	17	12,039	—	13,218
Other expenses	—	—	3,846	—	3,846
Interest expense	—	2,074	—	—	2,074
Foreign exchange losses	—	—	5,437	—	5,437
Total expenses	1,162	2,091	132,571	—	135,824
Income before income tax (expense) benefit	54,685	3,382	62,342	(61,290)	59,119
Income tax (expense) benefit	—	732	(4,207)	—	(3,475)
Net income	54,685	4,114	58,135	(61,290)	55,644
Net income attributable to noncontrolling interests in related party	—	—	(959)	—	(959)
Net income available to Third Point Re common shareholders	$54,685	$4,114	$57,176	$(61,290)	$54,685

For the nine months ended September 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$477,457	$—	$477,457
Gross premiums ceded	—	—	(2,550)	—	(2,550)
Net premiums written	—	—	474,907	—	474,907
Change in net unearned premium reserves	—	—	(57,365)	—	(57,365)
Net premiums earned	—	—	417,542	—	417,542
Net investment income	—	—	324,803	—	324,803
Equity in earnings (losses) of subsidiaries	237,060	19,305	(35)	(256,330)	—
Total revenues	237,060	19,305	742,310	(256,330)	742,345
Expenses
Loss and loss adjustment expenses incurred, net	—	—	270,549	—	270,549
Acquisition costs, net	—	—	157,067	—	157,067
General and administrative expenses	3,611	37	35,156	—	38,804
Other expenses	—	—	8,852	—	8,852
Interest expense	—	6,151	—	—	6,151
Foreign exchange losses	—	—	10,233	—	10,233
Total expenses	3,611	6,188	481,857	—	491,656
Income before income tax (expense) benefit	233,449	13,117	260,453	(256,330)	250,689
Income tax (expense) benefit	—	2,166	(16,246)	—	(14,080)
Net income	233,449	15,283	244,207	(256,330)	236,609
Net income attributable to noncontrolling interests in related party	—	—	(3,160)	—	(3,160)
Net income available to Third Point Re common shareholders	$233,449	$15,283	$241,047	$(256,330)	$233,449

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(19,680)	$(7,471)	$(9,068)	$16,762	$(19,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	14,138	2,582	42	(16,762)	—
Share compensation expense	444	—	4,512	—	4,956
Net interest income on deposit liabilities	—	—	(1,609)	—	(1,609)
Net realized and unrealized gain on investments and derivatives	—	—	(32,373)	—	(32,373)
Net unrealized loss on investment in related party investment fund	—	—	1,926	—	1,926
Net foreign exchange gains	—	—	(4,215)	—	(4,215)
Amortization of premium and accretion of discount, net	—	133	2,541	—	2,674
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(87,911)	—	(87,911)
Deferred acquisition costs, net	—	—	27,507	—	27,507
Unearned premiums ceded	—	—	(15,723)	—	(15,723)
Loss and loss adjustment expenses recoverable	—	—	(463)	—	(463)
Other assets	(1,415)	(10,149)	5,807	—	(5,757)
Interest and dividends receivable, net	—	(2,029)	(3,244)	—	(5,273)
Unearned premium reserves	—	—	43,815	—	43,815
Loss and loss adjustment expense reserves	—	—	107,325	—	107,325
Accounts payable and accrued expenses	639	8,864	(32,264)	—	(22,761)
Reinsurance balances payable	—	—	29,624	—	29,624
Amounts due from (to) affiliates	(4,781)	4,360	421	—	—
Net cash provided by (used in) operating activities	(10,655)	(3,710)	36,650	—	22,285
Investing activities
Contributions to related party investment fund	—	—	(88,658)	—	(88,658)
Purchases of investments	—	—	(3,235,659)	—	(3,235,659)
Proceeds from sales and maturities of investments	—	—	3,222,239	—	3,222,239
Purchases of investments to cover short sales	—	—	(853,798)	—	(853,798)
Proceeds from short sales of investments	—	—	800,508	—	800,508
Change in due to/from brokers, net	—	—	471,352	—	471,352
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)	—	(29,618)
Net cash provided by investing activities	—	—	286,366	—	286,366
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(133,380)	—	—	—	(133,380)
Increase in deposit liabilities, net	—	—	4,340	—	4,340
Change in total noncontrolling interests in related party, net	—	—	(97,950)	—	(97,950)
Dividend received by (paid to) parent	144,100	3,700	(147,800)	—	—
Net cash provided by (used in) financing activities	10,646	3,700	(241,410)	—	(227,064)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9)	(10)	81,606	—	81,587
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$—	$189	$630,731	$—	$630,920

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2017	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$233,449	$15,283	$244,207	$(256,330)	$236,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(237,060)	(19,305)	35	256,330	—
Share compensation expense	184	—	3,830	—	4,014
Net interest expense on deposit liabilities	—	—	1,472	—	1,472
Net realized and unrealized gain on investments and derivatives	—	—	(383,681)	—	(383,681)
Net foreign exchange losses	—	—	10,233	—	10,233
Amortization of premium and accretion of discount, net	—	133	(585)	—	(452)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(77,444)	—	(77,444)
Deferred acquisition costs, net	—	—	(1,473)	—	(1,473)
Unearned premiums ceded	—	—	(934)	—	(934)
Loss and loss adjustment expenses recoverable	—	—	(1,586)	—	(1,586)
Other assets	(97)	5,507	2,808	—	8,218
Interest and dividends receivable, net	—	(2,031)	2,800	—	769
Unearned premium reserves	—	—	58,299	—	58,299
Loss and loss adjustment expense reserves	—	—	78,931	—	78,931
Accounts payable and accrued expenses	(96)	(7,960)	22,229	—	14,173
Reinsurance balances payable	—	—	11,462	—	11,462
Performance fees payable to related party	—	—	73,210	—	73,210
Amounts due from (to) affiliates	1,351	(4,806)	3,455	—	—
Net cash provided by (used in) operating activities	(2,269)	(13,179)	47,268	—	31,820
Investing activities
Purchases of investments	—	—	(2,238,167)	—	(2,238,167)
Proceeds from sales and maturities of investments	—	—	2,536,688	—	2,536,688
Purchases of investments to cover short sales	—	—	(440,242)	—	(440,242)
Proceeds from short sales of investments	—	—	735,132	—	735,132
Change in due to/from brokers, net	—	—	(400,566)	—	(400,566)
Net cash provided by investing activities	—	—	192,845	—	192,845
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,504	—	—	—	1,504
Purchases of Third Point Re common shares under share repurchase program	(40,864)	—	—	—	(40,864)
Increase in deposit liabilities, net	—	—	6,380	—	6,380
Change in total noncontrolling interests in related party, net	—	—	(16,780)	—	(16,780)
Dividend received by (paid to) parent	40,000	13,300	(53,300)	—	—
Net cash provided by (used in) financing activities	640	13,300	(63,700)	—	(49,760)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,629)	121	176,413	—	174,905
Cash, cash equivalents and restricted cash at beginning of period	1,629	79	307,183	—	308,891
Cash, cash equivalents and restricted cash at end of period	$—	$200	$483,596	$—	$483,796

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	results of operations fluctuate and may not be indicative of our prospects;

•	more established competitors;

•	losses exceeding reserves;

•	highly cyclical property and casualty reinsurance industry;

•	downgrade or withdrawal of ratings by rating agencies;

•	significant decrease in our capital or surplus;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	inability to raise necessary funds to pay principal or interest on debt;

•	potential lack of availability of capital in the future;

•	credit risk associated with the use of reinsurance brokers;

•	future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;

•	dependence on Third Point LLC to implement TP Fund’s investment strategy;

•	decline in revenue due to poor performance of TP Fund’s investment portfolio;

•	TP Fund’s investment strategy involves risks that are greater than those faced by competitors;

•	termination by Third Point LLC of our or TP Fund’s investment management agreements;

•	potential conflicts of interest with Third Point LLC;

•	losses resulting from significant investment positions;

•	credit risk associated with the default on obligations of counterparties;

•	ineffective investment risk management systems;

•	fluctuations in the market value of TP Fund’s investment portfolio;

•	trading restrictions being placed on TP Fund’s investments;

•	limited termination provisions in our investment management agreements;

•	limited liquidity and lack of valuation data on certain TP Fund’s investments;

•	U.S. and global economic downturns;

•
specific characteristics of investments in mortgage-backed securities and other asset-backed securities, in securities of issues based outside the U.S., and in special situation or distressed companies;

•	loss of key employees at Third Point LLC;

•	Third Point LLC’s compensation arrangements may incentivize investments that are risky or speculative;

•	increased regulation or scrutiny of alternative investment advisers affecting our reputation;

•	suspension or revocation of our reinsurance licenses;

•	potentially being deemed an investment company under U.S. federal securities law;

•	failure of reinsurance subsidiaries to meet minimum capital and surplus requirements;

•	changes in Bermuda or other law and regulation that may have an adverse impact on our operations;

•	Third Point Re and/or Third Point Re BDA potentially becoming subject to U.S. federal income taxation;

•	potential characterization of Third Point Re and/or Third Point Re BDA as a passive foreign investment company;

•	subjection of our affiliates to the base erosion and anti-abuse tax;

•	potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act;

•	risks associated with the change in our investment management structure; and

•
other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the “Q2 10-Q”), this Quarterly Report on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission.

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

Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide specialty property and casualty reinsurance products to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, the investment manager of Third Point Enhanced LP (“TP Fund”). We believe that our reinsurance and investment strategy differentiates us from our competitors.
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income expenses are presented as a reconciliation to our consolidated results include: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains (losses) and income tax (expense) benefit.
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
Investment Management
During the period covered by this report, we transitioned to a new investment management structure, as previously disclosed in our Q2 10-Q and as disclosed in Note 4 to the condensed consolidated financial statements included in this Form 10-Q.
We expect our overall investment exposures, returns, fees paid to Third Point LLC and TP GP as well as the investment guidelines, liquidity and redemption rights to be generally similar under the new LPA and TP Fund IMA compared to what would have been expected under the separate accounts managed under the JV Agreements, assuming similar underlying investment portfolio returns and exposure levels. However, there can be no assurance of such results.
The TP Fund investment strategy, as implemented by Third Point LLC, is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures.

Limited Partnership Agreement
In accordance with the investment guidelines under the LPA, the underlying investment portfolio of TP Fund is managed on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., which is managed by Third Point LLC, but with increased exposures through the use of additional financial leverage. The leverage of TP Fund will be managed based on the terms of the LPA to generally target a “leverage factor” of (a) one and one half times (1.5x) for investments in liquid securities and (b) one time (1x) for investments in illiquid securities and ABS securities, in each case, as determined by TP GP in its sole discretion. In addition, pursuant to the LPA, TP GP will be required to apply the following limitations for TP Fund: (1) Composition of Investments: at least 60% of the investment portfolio will be held in debt and equity securities of publicly traded companies and governments of the Organization of Economic Co-operation and Development (“OECD”) high income countries, asset backed securities, cash, cash equivalents and gold and other precious metals; (2) Concentration of Investments: other than cash, cash equivalents and United States government obligations, TP Fund’s total exposure to any one issuer or entity will constitute no more than 15% (multiplied by the exposure multiplier described above) of the investment portfolio’s total exposure; (3) Liquidity: the portfolio of TP Fund will be invested in such fashion that the Company has a reasonable expectation that it can meet any of its liabilities as they become due; and (4) Net Exposure Limits: the net exposure may not exceed two times net asset value for more than 10 trading days in any 30-trading day period. Net exposure represents the short exposure subtracted from the long exposure in a given category. Under the LPA, the TPRE Limited Partners will have the right to withdraw funds weekly from TP Fund to pay claims and expenses as needed, to meet capital adequacy requirements and to satisfy financing obligations. The TPRE Limited Partners may also withdraw their investment upon the occurrence of certain events specified in the LPA and may withdraw their investment in full on December 31, 2021 and each successive three-year anniversary of such date. The term of TP Fund shall continue until the occurrence of certain events described in the LPA.
With respect to each of the TPRE Limited Partners, TP GP receives a performance allocation equal to 20% of the net investment income allocated to each limited partner’s capital account in TP Fund. The performance allocation is calculated at the end of each fiscal year of TP Fund as 20% of the net increase, if any, allocated to the limited partner’s capital account in TP Fund for such fiscal year, minus the management fee and any loss recovery account balance relating to such capital account. See Note 11 to the condensed consolidated financial statements included in this Form 10-Q for a breakdown of the management and performance fees paid in connection with our investment in TP Fund.
Collateral Assets IMA
On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into an investment management agreement with Third Point LLC (the “Collateral Assets IMA”), effective August 31, 2018, pursuant to which Third Point LLC serves as investment manager of certain collateral assets that are not expected to be transferred to TP Fund. The Collateral Assets IMA will continue in effect for so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The Collateral Assets IMA includes provisions limiting liability of Third Point LLC and its affiliates to specified circumstances and providing for indemnification by Third Point Re BDA and Third Point Re USA for certain losses incurred by Third Point LLC and its affiliates. Third Point Re BDA and Third Point Re USA will be responsible for any and all third party expenses incurred by them or on their behalf that are directly attributable to the management of the collateral assets, other than those borne by Third Point LLC. No asset-based or performance-based compensation will be paid to Third Point LLC by Third Point Re BDA or Third Point Re USA under the Collateral Assets IMA.
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

Although the industry experienced significant losses in 2017, there continues to be significant underwriting capacity available and market conditions remain challenging. While many market participants were hopeful that the significant catastrophe losses in 2017 would lead to improvements in pricing, terms and conditions within the property catastrophe line of business with the possibility of improvements in other reinsurance lines, improvements were generally lower than market expectations. However, we are seeing some signs of improvement in reinsurance terms and conditions and underlying pricing in the capital relief structures on which we have historically focused. We are cautiously optimistic that we will continue to see similar improvements across our in force portfolio as well as new business opportunities.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. As our capital position strengthens and market conditions gradually improve, we expect to incrementally expand the lines of business and forms of reinsurance on which we focus to help drive our combined ratio below 100%. This may include lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We have begun writing some excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We plan to expand into new specialty lines of business and to write a modest amount of property catastrophe business beginning in 2019 and have hired two experienced senior underwriters with strong market relationships in these lines of business as well as support staff to help us with this effort.
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of TP Fund’s investment portfolio, in which we invest, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income (loss), net investment return on investments managed by Third Point LLC, basic book value per share, diluted book value per share, growth in diluted book value per share, return on beginning shareholders’ equity attributable to Third Point Re common shareholders and invested asset leverage.

The table below shows the key performance indicators for our consolidated business for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(6,317)	$(12,565)	$(17,734)	$(33,326)
Combined ratio (1)	104.9%	111.9%	104.3%	108%

Key investment return metrics:
Net investment income (loss)	$(3,590)	$88,968	$25,377	$324,803
Net investment return on investments managed by Third Point LLC	(0.2)%	3.6%	0.6%	14.6%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$16.37	$16.33	$16.37	$16.33
Diluted book value per share (2) (3)	$15.60	$15.65	$15.60	$15.65
Change in diluted book value per share (2)	(0.2)%	3.4%	(0.3)%	15.8%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	(0.8)%	3.5%	(1.2)%	16.8%
Invested asset leverage (3)	1.6	1.6	1.6	1.6

(1)	See Note 24 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

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
Key Investment Return Metrics
Net investment income (loss) is an important measure that affects overall profitability. Net investment income (loss) is primarily affected by the performance of Third Point LLC as TP Fund’s exclusive investment manager and the amount of investable cash generated by our reinsurance operations. Pursuant to the investment management agreement between TP Fund and Third Point LLC, Third Point LLC is required to manage TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., subject to certain conditions set forth in TP Fund’s investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The LPA allows us to withdraw cash from the TP Fund at any time with three days’ notice to pay claims and with five days’ notice to pay expenses. Net investment income (loss) is net of investment fee expenses, which include performance and management fees to related parties.
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

As of September 30, 2018, basic book value per share was $16.37, representing an increase of $0.06 per share, or 0.4%, from $16.31 per share as of June 30, 2018. As of September 30, 2018, diluted book value per share was $15.60, representing a decrease of $0.03 per share, or 0.2%, from $15.63 per share as of June 30, 2018. The changes were primarily due to the impact of share repurchases and the net loss in the period.
As of September 30, 2018, basic book value per share was $16.37, representing an increase of $0.04 per share, or 0.2%, from $16.33 per share as of December 31, 2017. As of September 30, 2018, diluted book value per share was $15.60, representing a decrease of $0.05 per share, or 0.3%, from $15.65 per share as of December 31, 2017. The changes were primarily due to the impact of share repurchases and the net loss in the period.
The changes in basic book value per share and diluted book value per share were also affected by share activity including share repurchases and the issuance of performance restricted shares.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to a net loss in the current year periods.
Invested Asset Leverage
Invested asset leverage is a ratio calculated by dividing our net investments managed by Third Point LLC by shareholders’ equity attributable to Third Point Re common shareholders and is a key metric in assessing the amount of float generated by our reinsurance operation.  Given the sensitivity of our return on beginning shareholders’ equity to our net investment return on investments managed by Third Point LLC, invested asset leverage is an important metric that management monitors.  It is also an important metric by which we evaluate our capital adequacy for rating agency and regulatory purposes.  Maintaining an appropriate invested asset leverage in order to optimize our return potential, while maintaining sufficient rating agency and regulatory capital is an important aspect of how we manage the Company. We generally target an invested asset leverage ratio within a range of approximately 1.5 to 1.6, which we believe appropriately balances our return potential against the risk within our investment portfolio. Invested asset leverage was consistent between September 30, 2018 and December 31, 2017.

Consolidated Results of Operations—Three and nine months ended September 30, 2018 and 2017:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2018 and 2017:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Net underwriting loss	$(6,317)	$(12,565)	$6,248	$(17,734)	$(33,326)	$15,592
Net investment income (loss)	(3,590)	88,968	(92,558)	25,377	324,803	(299,426)
Net investment return on investments managed by Third Point LLC	(0.2)%	3.6%	(3.8)%	0.6%	14.6%	(14.0)%
Corporate expenses	(4,748)	(5,927)	1,179	(14,138)	(15,552)	1,414
Other income (expense)	1,362	(3,846)	5,208	(6,616)	(8,852)	2,236
Interest expense	(2,074)	(2,074)	—	(6,154)	(6,151)	(3)
Foreign exchange gains (losses)	1,979	(5,437)	7,416	4,215	(10,233)	14,448
Income tax (expense) benefit	111	(3,475)	3,586	(4,407)	(14,080)	9,673
Net income (loss) available to Third Point Re common shareholders	$(13,281)	$54,685	$(67,966)	$(19,680)	$233,449	$(253,129)
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income (loss) and therefore in our consolidated results.
Investment Results
Investment Portfolio
The following tables present the total long, short and net exposure of our net investments managed by Third Point LLC as of September 30, 2018 and December 31, 2017 by strategy and geography. The tables as of September 30, 2018 include our investments in TP Fund and collateral assets managed by Third Point LLC. The tables as of December 31, 2017 include collateral assets managed by Third Point LLC and our investments in the separate accounts in place prior to the change in the investment management structure described in Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

	September 30, 2018			December 31, 2017
	Long	Short	Net	Long	Short	Net
Equity	97%	(24)%	73%	98%	(25)%	73%
Credit	17%	(3)%	14%	16%	(4)%	12%
Other	8%	(1)%	7%	10%	(2)%	8%
	122%	(28)%	94%	124%	(31)%	93%

	September 30, 2018			December 31, 2017
	Long	Short	Net	Long	Short	Net
Americas	98%	(24)%	74%	93%	(29)%	64%
Europe, Middle East and Africa	20%	(2)%	18%	7%	—%	7%
Asia	4%	(2)%	2%	24%	(2)%	22%
	122%	(28)%	94%	124%	(31)%	93%
In managing TP Fund’s investment portfolio, Third Point LLC assigns every investment position a sector, strategy and geographic category. The dollar exposure of each position under each category is aggregated and the exposure percentages listed in the exposure table represent the aggregate market exposure of a given category against the total net asset value of the consolidated account. Long and short exposure percentages represent the aggregate relative value of all long and short positions in a given category, respectively. Net exposure represents the short exposure subtracted from the long exposure in a given category. Third Point LLC reports the composition of TP Fund’s total managed portfolio on a market exposure basis, which it believes is the appropriate manner in which to assess the exposure and profile of investments and is the way in which it manages the portfolio. Under this methodology, the exposure for equity swaps and futures contracts are reported at their full notional amount. The notional amount of any derivative contract is the underlying value upon which payment obligations are computed. For an equity total return swap, for example, the notional amount is the number of shares underlying the swap multiplied by the market price of those shares. Options are reported at their delta adjusted basis. The delta of an option is the sensitivity of the option price to the underlying stock price. The delta adjusted basis is the number of shares underlying the option multiplied by the delta and the underlying stock price. Credit derivatives are reported in accordance with their equivalent underlying security exposure. Cash and cash equivalents are excluded from exposure calculations.
Investment Returns
The following is a summary of the net investment return by investment strategy on investments managed by Third Point LLC for the three and nine months ended September 30, 2018 and 2017. The net investment return includes our investment accounts, inclusive of collateral assets managed by Third Point LLC, prior to August 31, 2018, the date of the change in the investment management structure described in Note 4 to the condensed consolidated financial statements included in this Form 10-Q, and our investment in TP Fund and collateral assets managed by Third Point LLC from the date of the transition.

	Three months ended
	September 30, 2018			September 30, 2017
	Long	Short	Net	Long	Short	Net
Equity	1.9%	(1.1)%	0.8%	3.5%	(0.9)%	2.6%
Credit	0.2%	—%	0.2%	0.5%	(0.1)%	0.4%
Other	(1.2)%	—%	(1.2)%	0.9%	(0.3)%	0.6%
Net investment return on investments managed by Third Point LLC	0.9%	(1.1)%	(0.2)%	4.9%	(1.3)%	3.6%

S&P 500 Total Return Index			7.7%			4.5%

	Nine months ended
	September 30, 2018			September 30, 2017
	Long	Short	Net	Long	Short	Net
Equity	4.5%	(3.1)%	1.4%	16.8%	(3.0)%	13.8%
Credit	0.9%	(0.2)%	0.7%	0.6%	(0.5)%	0.1%
Other	(2.0)%	0.5%	(1.5)%	1.9%	(1.2)%	0.7%
Net investment return on investments managed by Third Point LLC	3.4%	(2.8)%	0.6%	19.3%	(4.7)%	14.6%

S&P 500 Total Return Index			10.6%			14.2%
Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC.  Effective August 31, 2018, we transitioned from our separately managed account structure to investing in the TP Fund, managed by Third Point LLC.  In addition, certain collateral assets supporting reinsurance contracts held by Third Point Re BDA and Third Point Re USA (the “Collateral Assets”) are managed by Third Point LLC from the effective date.  See Note 4 to our condensed consolidated financial statements for additional information.  The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investment in the TP Fund and Collateral Assets from the date of transition.  Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
For the three months ended September 30, 2018, slightly negative overall performance was primarily attributable to the macroeconomic and other portfolio caused by losses related to one merger arbitrage position.  Losses were almost fully offset by positive returns generated by the long/short equity portfolio and modest gains in the credit investment portfolio.  Within long equities, most sectors generated positive returns with Industrials and Financials as the strongest contributors.  Long equity gains were reduced by negative attribution from the single name short equity investments and market hedges.
For the nine months ended September 30, 2018, the investment portfolio performance was positive.  Strong results from several core long equity positions were partially reduced by losses from short equity investments, including market hedges. The portfolio benefited from positive contribution from each long equity sector with the exception of Consumer. Across the remaining portfolio, positive performance in credit investments, especially structured credit, was offset by losses in the macroeconomic and other portfolio, primarily driven by detraction related to one merger arbitrage position.
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
For the nine months ended September 30, 2017, the net investment results were primarily attributable to our equity portfolio. Within equities, the investment account saw positive net returns from every sector led by healthcare, industrials, consumer and technology, media and telecommunications. The long portfolio added meaningful returns while the short portfolio generated alpha amidst a strong broader market backdrop. Within credit, gains in each sub-strategy on the long side were partially offset by negative performance by the short performing credit book. Positive returns from risk arbitrage, private and currency investments negated modest detraction from macroeconomic hedges in the other strategy
Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a list of risks and factors that could adversely impact our investments results.
The other key changes in our consolidated results for the three and nine months ended September 30, 2018 compared to the prior year periods were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. The decrease in general and administrative expenses related to corporate activities for the three and nine months ended September 30, 2018 was primarily due to a decrease in our annual incentive plan compensation expense, partially offset by higher stock compensation expense and professional fees. Our incentive plan accrual was lower for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 to reflect the lower performance of the Company in the periods relative to the incentive plan compensation performance metrics. The higher stock compensation expense is a result of an increase of our accruals for restricted shares with performance conditions reflecting improvement in our underwriting results in the periods. The increase in professional fees is primarily due to legal, accounting and consulting fees incurred in conjunction with the investment restructuring.

Other Expenses (Income)
Other expenses are comprised of expenses (income) relating to interest crediting features in certain reinsurance and deposit contracts. The other income for the three and nine months ended September 30, 2018 is the result of two deposit contracts that were commuted in the period, resulting in gains recognized. We also revised estimates of underlying assumptions in the current year periods on certain deposit liability contracts resulting in a decrease in other expenses compared to prior periods.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Gains (Losses)
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
Income Taxes
See Note 16 to our condensed consolidated financial statements for additional information regarding income taxes. The decrease in income tax expense for the three and nine months ended September 30, 2018 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries.
Segment Results—Three and nine months ended September 30, 2018 and 2017.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.

Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and nine months ended September 30, 2018 and 2017:

	Three months ended			Nine months ended
	September 30, 2018	September 30, 2017	Change	September 30, 2018	September 30, 2017	Change
	($ in thousands)
Gross premiums written	$30,064	$174,539	$(144,475)	$458,189	$477,457	$(19,268)
Gross premiums ceded	—	—	—	(18,125)	(2,550)	(15,575)
Net premiums earned	127,993	105,975	22,018	411,972	417,542	(5,570)
Loss and loss adjustment expenses incurred, net	88,706	77,275	11,431	265,326	270,549	(5,223)
Acquisition costs, net	40,841	33,974	6,867	149,830	157,067	(7,237)
General and administrative expenses	4,763	7,291	(2,528)	14,550	23,252	(8,702)
Net underwriting income (loss)	$(6,317)	$(12,565)	$6,248	$(17,734)	$(33,326)	$15,592
Underwriting ratios (1):
Loss ratio	69.3%	72.9%	(3.6)%	64.4%	64.8%	(0.4)%
Acquisition cost ratio	31.9%	32.1%	(0.2)%	36.4%	37.6%	(1.2)%
Composite ratio	101.2%	105.0%	(3.8)%	100.8%	102.4%	(1.6)%
General and administrative expense ratio	3.7%	6.9%	(3.2)%	3.5%	5.6%	(2.1)%
Combined ratio	104.9%	111.9%	(7.0)%	104.3%	108.0%	(3.7)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•	We write a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

•	We offer customized solutions to our clients, including reserve covers, on which we may not have a regular renewal opportunity;

•	We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;

•	We write multi-year contracts that will not necessarily renew in a comparable period;

•	We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;

•	Our reinsurance contracts often contain commutation and/or cancellation provisions; and

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined.

As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.

The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2018 and 2017:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	($ in thousands)
Property	$(3,578)	(11.9)%	$(3)	—%	$(1,549)	(0.3)%	$(8,818)	(1.9)%
Casualty	37,028	123.2%	161,110	92.3%	233,758	51.0%	263,323	55.2%
Specialty	(3,386)	(11.3)%	13,432	7.7%	221,639	48.4%	113,601	23.8%
Total prospective reinsurance contracts	$30,064	100.0%	$174,539	100.0%	$453,848	99.1%	$368,106	77.1%
Retroactive reinsurance contracts	—	—%	—	—%	4,341	0.9%	109,351	22.9%
	$30,064	100.0%	$174,539	100.0%	$458,189	100.0%	$477,457	100.0%
The decrease in gross premiums written of $144.5 million, or 82.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was driven by:
Factors resulting in decreases:

•
We recognized $89.2 million of premium in the three months ended September 30, 2017 related to a contract that we did not renew in the three months ended September 30, 2018 as a result of underlying pricing, terms and conditions.

•
We recognized a net increase in premium of $7.1 million in the three months ended September 30, 2018 compared to a net increase of $48.1 million in the three months ended September 30, 2017 related to the net impact of contracts renewed with no comparable premium in the comparable period and contract extensions.

•
We recorded a net decrease in premium estimates of $0.3 million in the three months ended September 30, 2018 compared to a net increase of $9.2 million in the three months ended September 30, 2017. The increase in premium estimates for the three months ended September 30, 2017 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
Changes in renewal premiums for the three months ended September 30, 2018 resulted in a net decrease in premiums of $8.3 million. Premiums can change on renewals of contracts due to a number of factors, including changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factor resulting in an increase:

•
For the three months ended September 30, 2018, we wrote $3.5 million of new premium, of which $2.2 million was casualty business, $0.7 million was specialty business and $0.6 million was property business.

The decrease in gross premiums written of $19.3 million, or 4.0%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven by:
Factors resulting in decreases:

•
We recognized $115.3 million of premium in the nine months ended September 30, 2017 related to contracts that we did not renew in the nine months ended September 30, 2018 as a result of underlying terms and conditions.

•
Changes in renewal premiums for the nine months ended September 30, 2018 resulted in a net decrease in premiums of $19.0 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $12.9 million and $21.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increases in premium estimates for the nine months ended September 30, 2018 and 2017 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
We recognized a net increase in premium of $137.7 million in the nine months ended September 30, 2018 compared to a net increase of $140.4 million in the nine months ended September 30, 2017 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

Factor resulting in an increase:

•
For the nine months ended September 30, 2018, we wrote $126.2 million of new premium, of which $111.4 million was specialty business, including one multi-line contract covering casualty and specialty risks for $91.6 million, $13.9 million was casualty business and $0.9 million was property business.

Gross Premiums Ceded
The increase in gross premiums ceded for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a new ceded contract covering certain of our 2018 mortgage contracts.
Net Premiums Earned
The increase in net premiums earned in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a higher in-force underwriting portfolio.
The decrease in net premiums earned in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to retroactive exposures in reinsurance contracts in the prior year period, partially offset by a higher in-force underwriting portfolio in the current year period.
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
The following is a summary of the net impact from loss reserve development for the three and nine months ended September 30, 2018 and 2017:
For the three months ended September 30, 2018, we recognized $1.4 million, or 1.1 percentage points on the combined ratio, of net adverse prior years’ reserve development as a result of increases in loss reserve estimates, offset by net decreases of $3.4 million, or 2.7 percentage points on the combined ratio, in acquisition costs, resulting in a $2.0 million, or 1.6 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to net favorable loss development relating to multi-line contracts and several workers’ compensation contracts.
For the three months ended September 30, 2017, we incurred $0.8 million of net adverse prior years’ reserve development, offset by net decreases of $0.8 million in acquisition costs, resulting in minimal impact in the net underwriting loss. The net underwriting loss impact of the adverse loss development was primarily due to the following factors:

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
For the nine months ended September 30, 2018, we recognized $7.1 million, or 1.7 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $2.3 million, or 0.6 percentage points on the combined ratio, in acquisition costs, resulting in a $4.8 million or 1.2 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:

•
$12.7 million of net favorable underwriting loss development relating to workers’ compensation contracts, multi-line contracts and credit and financial lines contracts. The favorable development was the result of better than expected loss experience and was partially offset by

•
$7.4 million of net adverse underwriting loss development primarily relating to our Florida homeowners’ quota share reinsurance contracts. This development is a result of higher than anticipated water damage claims and an increase in the practice of assignment of benefits whereby homeowners assign their rights for filing and settling claims to attorneys and public adjusters. This practice has led to increases in the frequency of claims reported as well as the severity of losses and loss adjustment expenses.

For the nine months ended September 30, 2017, we recognized $31.7 million of net favorable prior years’ reserve development. The $31.7 million of net favorable prior years’ reserve development for the nine months ended September 30, 2017 was primarily a result of having favorable loss development on certain retroactive reinsurance contracts. These retroactive reinsurance contracts had profit commission terms such that the favorable reserve development associated with these contracts was offset by similar increases in acquisition costs, resulting in minimal impact in the net underwriting loss.
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
The increase in acquisition costs, net, for the three months ended September 30, 2018 was primarily due to a change in mix of business and higher earned premiums in the current year period resulting in a higher acquisition cost expense amount.
The decrease in acquisition costs, net, for the nine months ended September 30, 2018 compared to the prior year period was primarily due to favorable development on two retroactive reinsurance contracts in the prior year period which had profit commission terms such that the favorable development associated with these contracts was entirely offset by similar increases in acquisition costs.
See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was the result of lower payroll related costs primarily due to lower annual incentive plan compensation expense accruals, partially offset by higher stock compensation expense and professional fees. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was lower for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 to reflect the lower performance of the Company in the periods relative to the incentive plan compensation performance metrics. The higher stock compensation expense is a result of an increase of our accruals for restricted shares with performance conditions reflecting improvement in our underwriting results in the periods. The increase in professional fees is primarily due to legal, accounting and consulting fees incurred in conjunction with the investment restructuring.
Non-GAAP Financial Measures and Other Financial Metrics
We have included certain financial measures that are not calculated under standards or rules that comprise GAAP. Such measures, including book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of non-GAAP measures to the most comparable GAAP figures are included below.
In addition, we refer to certain financial metrics such as net investment return on investments managed by Third Point LLC, which is an important metric to measure the performance of TP Fund’s investment manager, Third Point LLC. A more detailed description of this financial metric is included below. We also refer to other generic performance metrics which are described and explained in this subsection. As a result of the change in the Company’s investment account structure described in Note 4 to the accompanying condensed consolidated financial statements, we no longer believe that net investment income on float is meaningful in analyzing our performance.
Non-GAAP Financial Measures
Net Investment Return on Investments Managed by Third Point LLC

Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC.   Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund.  In addition, certain collateral assets supporting reinsurance contracts are managed by Third Point LLC from the effective date.  See Note 4 to our condensed consolidated financial statements for additional information.  The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investment in TP Fund and collateral assets from the date of transition.  Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund’s investment manager.
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
The following table sets forth the computation of basic and diluted book value per share as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,507,910	$1,656,089
Effect of dilutive warrants issued to founders and an advisor	34,950	46,512
Effect of dilutive stock options issued to directors and employees	51,422	51,422
Diluted book value per share numerator:	$1,594,282	$1,754,023
Basic and diluted book value per share denominator:
Common shares outstanding	94,169,725	103,282,427
Unvested restricted shares	(2,041,475)	(1,873,588)
Basic book value per share denominator:	92,128,250	101,408,839
Effect of dilutive warrants issued to founders and an advisor	3,494,979	4,651,163
Effect of dilutive stock options issued to directors and employees	5,123,531	5,123,531
Effect of dilutive restricted shares issued to directors and employees (1)	1,462,358	905,412
Diluted book value per share denominator:	102,209,118	112,088,945

Basic book value per share	$16.37	$16.33
Diluted book value per share	$15.60	$15.65

(1)
As of September 30, 2018, the effect of dilutive restricted shares issued to directors and employees was comprised of 36,097 restricted shares with a service condition only and 1,426,261 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders, as presented, is a non-GAAP financial measure. Return on beginning shareholders’ equity attributable to Third Point Re common shareholders is calculated by dividing net income available to Third Point Re common shareholders by the beginning shareholders’ equity attributable to Third Point Re common shareholders. We believe that return on beginning shareholders’ equity attributable to Third Point Re common shareholders is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the three and nine months ended September 30, 2018, we have also adjusted the beginning shareholders’ equity attributable to Third Point Re common shareholders for the impact of the shares repurchased on a weighted average basis. For a period where there was a loss, this adjustment decreased the stated returns on beginning shareholders’ equity and for a period where there was a gain, this adjustment increased the stated returns on beginning shareholders’ equity.

Return on beginning shareholders’ equity for the three and nine months ended September 30, 2018 and 2017 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$(13,281)	$54,685	$(19,680)	$233,449
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,591,754	1,556,323	1,656,089	1,414,051
Impact of weighting related to shareholders’ equity from shares repurchased	(24,447)	—	(41,526)	(25,023)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,567,307	$1,556,323	$1,614,563	$1,389,028
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	(0.8)%	3.5%	(1.2)%	16.8%
Other Financial Metrics
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 24 to our condensed consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s underwriting profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 24 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Liquidity Requirements
Third Point Re is a holding company and has no substantial operations of its own. Its cash needs primarily consists of the payment of corporate expenses. Its assets consist primarily of its investments in subsidiaries. Third Point Re’s ability to pay dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries. Cash at the subsidiaries is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, general and administrative expenses, and to purchase investments.
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
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re BDA or Third Point Re USA to Third Point Re. We are also subject to customary termination provisions, within certain of our reinsurance contracts, based on a reduction of capital and surplus. The terms of these provisions vary by contract but are typically set at a 20% or greater reduction capital and surplus over any 12 month period. These provisions could further restrict our ability to pay dividends or make distributions from our operating subsidiaries to Third Point Re.
Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 13 to our condensed consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to fund share repurchases. See Note 17 to our condensed consolidated financial statements for detailed information on our share repurchases.
Sources of Liquidity
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.
See Note 4 for information regarding the LPA and transition of our investment structure from a separate account structure to TP Fund. We expect our overall investment exposures, returns, fees paid to Third Point LLC and TP GP as well as the investment guidelines, liquidity and redemption rights to be generally similar under the new LPA and TP Fund IMA compared to what would have been expected under the separate accounts managed under the JV Agreements, assuming similar underlying investment portfolio returns and exposure levels. However, there can be no assurance of such results.
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the TP Fund IMA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the LPA to withdraw from the TP Fund as well as the operating cash on hand will provide us with sufficient liquidity to manage our operations.

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
Operating, investing and financing cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
	($ in thousands)
Net cash provided by operating activities	$22,285	$31,820
Net cash provided by investing activities	286,366	192,845
Net cash used in financing activities	(227,064)	(49,760)
Net increase in cash, cash equivalents and restricted cash	81,587	174,905
Cash, cash equivalents and restricted cash at beginning of period	549,333	308,891
Cash, cash equivalents and restricted cash at end of period	$630,920	$483,796
Operating Activities
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The decrease in cash flows provided by operating activities in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is primarily due to lower float generated from our reinsurance operations. Excess cash generated from our operating activities is typically then invested by Third Point LLC.
The amount of float can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind. Refer to “ITEM 2. Management’s Discussion and Analysis - Property and Casualty Reinsurance” for a definition of insurance float.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities in our separate account investment structure prior to the investment restructure and the cash contributions to TP Fund after the investment restructure, including the subscriptions receivable. The transfer of the net investment assets and liabilities to TP Fund, as described in Note 4 to our condensed consolidated financial statements, had limited impact on our liquidity. Cash flows provided by investing activities for the nine months ended September 30, 2018 primarily relates to proceeds from the sale and maturity of certain investments to fund share repurchases of $133.4 million. Cash flows provided by investing activities for the nine months ended September 30, 2017 primarily relates to net proceeds from the sale and maturity of certain investments which was partially used to fund share repurchases of $40.9 million.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2018 consisted of $133.4 million for shares repurchased and $98.0 million of net withdrawals from total noncontrolling interests. Cash flows used in financing activities for the nine months ended September 30, 2017 consisted of $16.8 million of withdrawals from total noncontrolling interests and $40.9 million for shares repurchased.
For the period from inception until September 30, 2018, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $41.6 million, or 4.8%, to $826.0 million as of September 30, 2018 from $867.6 million as of December 31, 2017. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 13 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of September 30, 2018, $262.6 million (December 31, 2017 - $250.5 million) of letters of credit, representing 42% of the total available facilities of $625.0 million, had been issued (December 31, 2017 - 59% (based on total available facilities of $425.0 million)). Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, as defined in the letter of credit facilities, we will be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of September 30, 2018.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of September 30, 2018, total cash and cash equivalents with a fair value of $180.5 million (December 31, 2017 - $250.5 million) was pledged as collateral against the letters of credit issued. Prior to the change in the investment account structure, our ability to post collateral securing letters of credit and certain reinsurance contracts depended in part on our ability to borrow against certain assets in our investment accounts through prime brokerage arrangements. As a result of the change in our investment account structure, we no longer borrow from prime brokers to post cash collateral for cash secured letter of credit agreements but hold sufficient cash to post collateral securing letters of credit and certain reinsurance contracts outside of our investments in TP Fund. See Note 4 for additional information regarding the impact of the investment restructuring including the investment of collateral by Third Point LLC under the Collateral IMA.
Unsecured Revolving Credit and Letter of Credit Facility Agreement
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into a one-year, $200.0 million Unsecured Revolving Credit and letter of Credit Facility Agreement with various financial institutions (the “Credit Agreement”) to support obligations in connection with our reinsurance business written by Third Point Re BDA and Third Point Re USA. The Credit Agreement expires on July 30, 2019. The Credit Agreement is fully and unconditionally guaranteed by Third Point Reinsurance Ltd.
Financial Condition
Shareholders’ equity
As of September 30, 2018, total shareholders’ equity was $1,507.9 million, compared to $1,661.5 million as of December 31, 2017. The decrease was primarily due to a net loss available to Third Point Re common shareholders of $19.7 million and share repurchases of $133.4 million.
Investments
As of September 30, 2018, total cash and net investments managed by Third Point LLC was $2,455.1 million, compared to $2,589.9 million as of December 31, 2017. The decrease was primarily due to net redemptions of $153.6 million, primarily to fund share repurchases and cash flows from operations, partially offset by the net investment income on net investments managed by Third Point LLC of $25.4 million.
Contractual Obligations
There have been no other material changes to our contractual obligations from our most recent Annual Report on Form 10-K, as filed with the SEC.
Off-Balance Sheet Commitments and Arrangements
Prior to the change in our investment account structure, the derivatives in our investment portfolio were considered off-balance sheet arrangements. Refer to Note 4 and Note 8 for additional details. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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

There have been no material changes in our critical accounting estimates for the nine months ended September 30, 2018. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2017 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	commodity price risk;

•	credit risk;

•	liquidity risk; and

•	political risk.
Change in Investment Structure

As described in Note 4 to our condensed consolidated financial statements, effective August 31, 2018, we transitioned from a separate account investment structure to an investment in the TP Fund, a related party investment fund.   In addition, certain collateral assets held by Third Point Re BDA and Third Point Re USA will continue to be invested and managed by Third Point LLC.  As a result of this transition, we remain exposed to many of the same market risks; however, these market risks are now risks associated with the investments underlying the TP Fund and no longer related to our direct holdings in the investments and securities.

For the information disclosed in relation to periods subsequent to the August 31, 2018 effective date of the investment structure changes, we have estimated the investment risks related to the investment portfolio within our investment in TP Fund based on information provided by the investment manager of TP Fund, Third Point LLC.  For the comparative information disclosed for periods prior to August 31, 2018, the information relates to the investments and securities held in our separate accounts.
Equity Price Risk
The investment manager of TP Fund, Third Point LLC, tracks the performance and exposures of the TP Fund, each strategy and sector, and selective individual securities. A particular focus is placed on “beta” exposure, which is the portion of the portfolio that is directly correlated to risks and movements of the equity market as a whole (usually represented by the S&P 500 index) as opposed to idiosyncratic risks and factors associated with a specific position. Further, the performance of our investment portfolio has historically been compared to several market indices, including the S&P 500, CS/Tremont Event Driven Index, HFRI Event Driven Index, and others.
As of September 30, 2018, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of September 30, 2018, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $173.0 million, or 7.0% of total net investments.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $420.0 million, or 11.7%, were written in currencies other than the U.S. dollar. As of September 30, 2018, loss and loss adjustment expense reserves included $161.7 million (December 31, 2017 - $177.2 million) and net reinsurance balances receivable included $14.9 million (December 31, 2017 - $27.0 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $179.8 million as of September 30, 2018 (December 31, 2017 - $179.9 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
Investments of TP Fund
Third Point LLC continually measures foreign currency exposures in the TP Fund and compares current exposures to historical movement within the relevant currencies. Within the ordinary course of business, Third Point LLC may decide to hedge foreign currency risk within TP Fund investment portfolio by using short-term forward contracts; however, from time to time Third Point LLC may determine not to hedge based on its views of the likely movements of the underlying currency.
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2018, through our investment in TP Fund, the Company had total net short exposure to foreign denominated securities representing 10.3% of the Company’s investment in the TP Fund, including cash and cash equivalents of $251.9 million. As of December 31, 2017, our total net short exposure to foreign denominated securities represented 26.2% of our investment portfolio including cash and cash equivalents, of $695.0 million.
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of September 30, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$34,140	1.4%	$(34,140)	(1.4)%
Saudi Arabian Riyal	11,047	0.4%	(11,047)	(0.4)%
Chinese Renminbi (Yuan)	(9,947)	(0.4)%	9,947	0.4%
Swiss Franc	(10,400)	(0.4)%	10,400	0.4%
Other	349	—%	(349)	—%
Total	$25,189	1.0%	$(25,189)	(1.0)%
Interest Rate Risk
Our net investments managed by Third Point LLC, including investments underlying the TP Fund, includes interest rate sensitive securities, such as U.S. treasury securities and sovereign debt instruments, ABS, and interest rate options and derivatives. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effect of interest rate movements have historically not had a material impact on the performance of our net investments managed by Third Point LLC, including investments underlying the TP Fund. However, Third Point LLC monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, as of September 30, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
U.S. treasuries and sovereign debt instruments(1)	$(12,655)	(0.5)%	$14,598	0.6%
Asset-backed securities(2)	(2,536)	(0.1)%	2,552	0.1%
Net exposure to interest rate risk	$(15,191)	(0.6)%	$17,150	0.7%

(1)	Includes interest rate risk associated with investments held in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on September 30, 2018. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, ABS, and interest rate options was determined based on the interest rates and credit spreads applicable to each instrument individually. We and Third Point LLC periodically monitor TP Fund’s and as a result our net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.
Commodity Price Risk
In managing the TP Fund, Third Point LLC periodically monitors and actively trades to take advantage of, and/or seeks to minimize any losses from, fluctuations in commodity prices. As TP Fund’s investment manager, Third Point LLC may choose to opportunistically make a long or short investment in a commodity or in a security directly affected by the price of a commodity as a response to market developments. From time to time, we expect TP Fund will invest in commodities or commodities exposures in the form of derivative contracts from both a speculative and risk management perspective. Generally, market prices of commodities are subject to fluctuation.
As of September 30, 2018, the TP Fund had de minimis commodity exposure. As of December 31, 2017, we had a de minimis commodity exposure.
We and Third Point LLC periodically monitor TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $341.7 million, or 9.5%, of credit and financial lines premium since inception, of which $79.0 million was written in the nine months ended September 30, 2018. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
Investments of TP Fund
We are also exposed to credit risk through our net investments managed by Third Point LLC, including investments underlying the TP Fund. Third Point LLC typically performs intensive fundamental analysis on the broader markets, credit spreads, security-specific information, and the underlying issuers of debt securities that are contained in TP Fund’s investment portfolio.
In addition, the securities and cash in the TP Fund are held with several prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. Third Point LLC closely and regularly monitors the concentration of credit risk with each broker and if necessary, transfers cash or securities among brokers to diversify and mitigate TP Fund’s credit risk.
As of September 30, 2018, through our investment in TP Fund, and as of December 31, 2017, through our investment portfolio managed by Third Point LLC, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	September 30, 2018	December 31, 2017
	($ in thousands)
Assets:
Asset-backed securities	$185,155	$225,499
Bank debt	26,192	14,550
Corporate bonds	98,083	77,086
Municipal bonds	57,019	—
Sovereign debt	18,320	26,134
Trade claims	169	7,496
Other debt securities	—	5,460
	$384,938	$356,225
Liabilities:
Corporate bonds	$11,901	$21,699
	$11,901	$21,699

As of September 30, 2018, through our investment in the TP Fund, and as of December 31, 2017, through our investment portfolio managed by Third Point LLC, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of September 30, 2018 and December 31, 2017, the largest concentration of our ABS holdings were as follows:

	September 30, 2018		December 31, 2017
	($ in thousands)
Reperforming loans	$114,149	61.7%	$160,354	71.1%
Market place loans	63,248	34.2%	52,584	23.3%
Other (1)	7,758	4.1%	12,561	5.6%
	$185,155	100.0%	$225,499	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.
The TP Fund may also be exposed to non-investment grade securities held within certain investments in limited partnerships and derivatives. As a result of its investment in this type of ABS and certain other non-investment grade securities, our investment portfolio is exposed to credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans.  All of these classes of ABS and certain other non-investment grade securities are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage backed securities), refinance or otherwise pre-pay loans.  As an investor in these classes of ABS and certain other non-investment grade securities, the TP Fund may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans.  In addition, the TP Fund may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of the investments underlying the TP Fund may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 8.2% (December 31, 2017 - 7.5%) of total net investments managed by Third Point LLC as of September 30, 2018. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of September 30, 2018, through our investment in the TP Fund, we had $1,767.6 million of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges. As of December 31, 2017, we had $2,202.4 million of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
Political Risk
Investments
We are exposed to political risk to the extent TP Fund’s investment manager trades securities that are listed on various U.S. and foreign exchanges and markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures, which may have a material impact on our investment strategy and underwriting operations.
In managing the TP Fund, Third Point LLC routinely monitors and assesses relative levels of risk associated with local political and market conditions and focuses its investments primarily in countries in which it believes the rule of law is respected and followed, thereby affording more predictable outcomes of investments in that country.
Reinsurance Contracts
We also have limited political risk exposure in several reinsurance contracts with companies that write political risk insurance.

Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2018 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the Company’s management, including its CEO and CFO, there have been no changes in our internal controls over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended September 30, 2018, except for the Company’s internal controls over investments. The changes in the Company’s investment structure have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result, the Company modified the controls in place over financial reporting to address the change in financial reporting risks related to investments. Refer to Note 4, included in the Company’s condensed consolidated financial statements attached hereto for additional details
Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends the factors that may affect the Company’s business, financial condition or results of operations described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), as amended and supplemented by the Q2 10-Q. Other than described herein, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2017 10-K, as amended and supplemented by the Q2 10-Q. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Relating to Our Investment Strategy and Investment Manager
We have transitioned to a new investment management structure, which could subject us to various risks and uncertainties, any of which could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (“LPA”) of Third Point Enhanced LP (“TP Fund”) with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. In accordance with the LPA, TP GP serves as the general partner of TP Fund. TP GP is beneficially owned by Daniel S. Loeb, a founder of the Company, and certain members of his family. Pursuant to an Investment Management Agreement between Third Point LLC and TP Fund dated July 31, 2018 (the “TP Fund IMA”), Third Point LLC is the investment manager for TP Fund (the “Investment Manager”). In addition, on July 31, 2018, Third Point Re BDA and Third Point Re USA, together the “TPRE Limited Partners”, and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners transferred certain net investment assets and related liabilities (collectively referred to as the “LP Transaction”) from their separate accounts to TP Fund, and TP Fund issued limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash were not transferred to TP Fund but are also managed by Third Point LLC under a separate investment management agreement. Substantially all of the net investment assets were transferred as of September 4, 2018. The Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re, Third Point Re BDA, Third Point LLC and TP GP and the Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re USA, Third Point Re (USA) Holdings Inc., Third Point LLC and TP GP (the “JV Agreements”) will be terminated on the date that all net investment assets have been transferred to TP Fund under the Subscription Agreement. We may derive a significant portion of our income from our investment in TP Fund. Our operating results therefore depend in part on the performance of TP Fund’s investment portfolio and on Third Point LLC as the investment manager of such portfolio.
Pursuant to the TP Fund IMA, Third Point LLC is the investment manager for TP Fund. The TP Fund IMA will continue until terminated by any party thereto upon 90 days’ prior written notice to the other party. Pursuant to the TP Fund IMA, TP Fund will pay to Third Point LLC a monthly management fee equal to 0.125% (1.5% per annum) of the net asset value of TP Fund (determined as of the beginning of the month before the accrual of the performance allocation) multiplied by an exposure multiplier. The exposure multiplier will be computed by dividing the average of the daily investment exposure leverage of TP Fund by the average of the daily investment exposure leverage of Third Point Offshore Master Fund L.P.
TP Fund is not, and is not expected to be, registered as an “investment company” under the Investment Company Act of 1940 or any comparable regulatory requirements. Therefore, investors in TP Fund, including the TPRE Limited Partners, will not have the benefit of the protections afforded by such registration and regulation.
In addition, we are subject to various existing and new risks and uncertainties, some of which we may not be able to identify at this time. These risks and uncertainties could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.
Many of the risks we were subject to under our prior investment management structure continue to apply under our new investment management structure.
Many of the risks we were subject to under our prior investment management structure, including those relating to our existing investment strategy and investment manager, continue to apply to us under our new investment structure. In particular, many of the risks previously disclosed relating to Third Point LLC as our prior investment manager continue to apply due to Third Point LLC’s role as the investment manager of TP Fund. For example, the risks relating to Third Point LLC’s strategy in managing investments, Third Point LLC’s risk management systems, and Third Point LLC’s use of hedging and derivative transactions in executing trades each generally remain applicable to us due to Third Point LLC’s management of TP Fund. In addition, economic and other risks remain applicable to us as a result of their impact on TP Fund’s investment portfolio, such as the potential impact of U.S. and global economic downturns. See “Risk Factors-Risks Relating to Our Investment Strategy and Investment Manager” in our 2017 10-K for additional factors that may affect the Company’s business, financial condition and results of operations.
Under our new investment management structure, we do not have control over TP Fund.
Under the LPA, TP GP has exclusive management and control of the business of TP Fund, including the authority to undertake on behalf of TP Fund all actions that, in its sole judgment, are necessary or desirable to carry out its duties and responsibilities. These broad rights of TP GP include the power to delegate its authorities under the LPA. Pursuant to the TP Fund IMA, TP GP delegates to Third Point LLC the authority to direct the investments of TP Fund and other day-to-day business of TP Fund. In addition, TP GP may resign or, subject to its minimum investment requirement, withdraw from TP Fund and may admit new limited partners without our consent. The TPRE Limited Partners have no right to remove TP GP as general partner of TP Fund and do not have any right to participate in the management and conduct of TP Fund.

Under our new investment management structure, we have limited control over the allocation and performance of TP Fund’s investment portfolio.
Pursuant to the LPA, TP GP is required to apply certain investment guidelines to TP Fund’s investment portfolio. In addition, the TP Fund IMA contractually obligates Third Point LLC, as TP Fund’s investment manager, to comply with the investment guidelines. However, we cannot assure shareholders as to exactly how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk in our investment in TP Fund. The performance of our investment in TP Fund will depend to a great extent on the ability of Third Point LLC, as TP Fund’s investment manager, to select and manage appropriate investments for TP Fund’s investment portfolio. We cannot assure you that Third Point LLC will be successful in meeting our investment objectives.
The failure of Third Point LLC to perform adequately could significantly and negatively affect the results of our investment in TP Fund and consequently could significantly and negatively affect our business, results of operations and financial condition.
In addition, under the LPA, TP GP has the authority to dismiss from employment any and all agents, managers, consultants, advisors and other persons, including Third Point LLC. If TP GP chooses to dismiss Third Point LLC from employment as TP Fund’s investment manager, there is no assurance that TP GP will find or hire a suitable replacement. If TP GP were to hire a suitable replacement, there is no guarantee that any such replacement would provide TP Fund with comparable or better investment results than those that Third Point LLC may provide to TP Fund or than those that Third Point LLC has provided in the past to us.
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
Under the LPA, TP GP and its affiliates have the ability to engage in or possess interests in other business activities, including investing or disposing of securities in which TP Fund may from time to time invest. TP GP or Third Point LLC may organize and manage one or more entities or accounts that may parallel the investment activities of TP Fund. TP GP or Third Point LLC, as the case may be, may allocate investment opportunities among such entities or accounts, other affiliated funds and TP Fund as it deems to be fair and equitable in its sole discretion. However, we cannot be assured that the allocation of investment opportunities between TP Fund and such other entities, accounts or funds will be equitable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended September 30, 2018:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2018 - July 31, 2018	—	$—	—	$139,579,994
August 1, 2018 - August 31, 2018	3,010,293	13.42	3,010,293	99,183,459
September 1, 2018 - September 30, 2018	2,450,772	13.29	2,450,772	66,620,294
Total	5,461,065	$13.36	5,461,065	$66,620,294
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
Date: November 6, 2018
/s/ J. Robert Bredahl
J. Robert Bredahl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)