Form 10-K
period 2018-12-31
Third Point Reinsurance Ltd.
filed 2019-02-28
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2018
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Waterloo Lane Pembroke, Bermuda, HM 08	(441) 542 3300
(Address of principal executive offices and zip code)	(Registrant’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $963.2 million.
As of February 25, 2019, there were 93,639,610 common shares of the registrant’s common shares outstanding, including 2,013,080 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.
____________________________________________________________________________________________________________________________________________________________

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. (“Third Point Re” or “TPRE”) and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Re exclusive of its subsidiaries. We refer to Third Point Re (USA) Holdings, Inc. as “TPRUSA”, “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. We also refer to Third Point Enhanced LP as “TP Fund”. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2018.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	results of operations fluctuate and may not be indicative of our prospects;

•	more established competitors;

•	losses exceeding reserves;

•	highly cyclical property and casualty reinsurance industry;

•	downgrade or withdrawal of ratings by rating agencies;

•	significant decrease in our capital or surplus;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	inability to raise necessary funds to pay principal or interest on debt;

•	potential lack of availability of capital in the future;

•	credit risk associated with the use of reinsurance brokers;

•	future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;

•	technology breaches or failures, including cyber-attacks;

•	lack of control over TP Fund;

•	lack of control over the allocation and performance of TP Fund’s investment portfolio;

•	dependence on Third Point LLC to implement TP Fund’s investment strategy;

•	limited ability to withdraw our capital accounts from TP Fund;

•	decline in revenue due to poor performance of TP Fund’s investment portfolio;

•	TP Fund’s investment strategy involves risks that are greater than those faced by competitors;

•	termination by Third Point LLC of our or TP Fund’s investment management agreements;

•	potential conflicts of interest with Third Point LLC;

•	losses resulting from significant investment positions;

•	credit risk associated with the default on obligations of counterparties;

•	ineffective investment risk management systems;

•	fluctuations in the market value of TP Fund’s investment portfolio;

•	trading restrictions being placed on TP Fund’s investments;

•	limited termination provisions in our investment management agreements;

•	limited liquidity and lack of valuation data on certain TP Fund’s investments;

•	U.S. and global economic downturns;

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
PART I.
Item 1. Business
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide specialty property and casualty reinsurance products to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager and the investment manager of TP Fund. We believe that our reinsurance and investment strategy differentiates us from our competitors.
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
Substantially all of our investable assets are managed by Third Point LLC, which is wholly owned by Daniel S. Loeb, one of our founding shareholders. Third Point LLC is an SEC-registered investment adviser headquartered in New York, managing $14.0 billion in assets as of December 31, 2018. Refer to Note 4 to the consolidated financial statements included in this Form 10-K for details on the investment account structure change that occurred in 2018.
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
Segment Information
We manage our business on the basis of one operating segment: Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income (loss), certain general and administrative expenses related to corporate activities, interest expense, foreign exchange (gains) losses and income tax (expense) benefit.
Reinsurance Strategy
Our current reinsurance strategy is to build a portfolio that generates margins commensurate with the amount of risk assumed, by targeting sub-sectors of the market and specific situations where reinsurance capacity and alternatives may be constrained and/or we can leverage our underwriting and structuring expertise. To help lower our expected combined ratio, we have recently expanded into property catastrophe reinsurance and other higher margin event risk type covers. The level of volatility in our reinsurance portfolio will be determined by market conditions, but will typically be lower than that of most other reinsurance companies.
Most of our gross written premium has historically been generated from larger customized reinsurance contracts that require significant interaction during the course of negotiations between the client, intermediaries and us. In these situations, we take a lead underwriting position, meaning that we establish the pricing and terms and conditions of the reinsurance contract. In certain instances, we will follow terms and conditions established by our competitors if we believe the opportunity meets our return threshold and helps us balance our reinsurance portfolio. In addition, with the recent expansion into property catastrophe and other event risk reinsurance covers, the number of less customized, syndicated transactions will significantly increase.
We also write reinsurance contracts that provide protection against adverse development on loss reserves where we provide an incremental amount of additional coverage limit. We typically provide coverage where we agree with the client’s reserving practices and reserve levels or where we believe there are structural or contractual safeguards against reserve deterioration in place. While these transactions may be booked at, or slightly above, a 100% composite ratio (combined ratio before general and administrative expenses) and therefore do not initially generate underwriting income, they typically produce premiums and/or float equal to the reserves ceded at the inception of the contract. In some instances, the level of risk in the reserve cover contract or the risk mitigating features within the contract including limitations on the amount and timing of loss payments require us to account for the contract as a deposit liability contract. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.
The majority of our gross written premium is derived from a small number of large contracts and, as a result, individual renewals, non-renewals, cancellations or new business can have a significant impact on premiums recognized in a period. In addition, many of our quota share contracts are subject to significant judgment in the amount of premiums that we expect to recognize. Changes in premium estimates are recorded in the period they are determined and can significantly alter the expected value of a particular reinsurance contract. We also offer customized solutions to our clients, including some of the reserve covers, which are considered retroactive reinsurance contracts, on which we will not have a regular renewal opportunity. Furthermore, we record gross premiums written and earned for reserve covers at the inception of the contract. Together, these factors can impact the comparability of premiums written and earned from period to period and year over year. See Note 24 to our consolidated financial statements included elsewhere in this Annual Report for a breakdown of contracts that individually contributed more than 10% of total gross premiums written.
We intend to manage our book of business by underwriting predominantly a mix of personal and commercial lines. We intend to increase our geographic spread over time; however, we expect that a majority of our reinsurance business will continue to be comprised of U.S. exposure. See Note 24 to our consolidated financial statements included elsewhere in this Annual Report for a breakdown of gross premiums written by domicile of ceding companies.
Many of our clients buy reinsurance from us for capital management purposes, primarily to increase their capacity to write insurance premium, maintain or improve their credit ratings from rating agencies, or to meet regulatory capital requirements. Many of our reinsurance contracts include structural and contractual features that limit the amount of risk assumed by the reinsurer, and therefore carry relatively lower expected margins compared to the excess of loss reinsurance and other more volatile forms of reinsurance in our portfolio.
We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus that have increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We have begun writing some excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We also began expanding into new specialty lines of business in 2018 and started writing a modest amount of property catastrophe business in 2019. We plan to continue to expand into these lines of business and to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2019. During 2018, we added experienced senior underwriters with strong market relationships to our team and we will continue to expand our underwriting team in 2019. In addition, we may, from time to time, invest in managing general agents or other insurance vehicles as part of our ongoing strategy to leverage our underwriting and capital markets expertise to structure and offer capital alternatives in numerous forms and combinations, including equity, debt and reinsurance offerings.

The following table provides a breakdown by line and type of business of gross premiums written for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property	$9,070	1.6%	$136,999	21.4%	$98,334	15.9%
Workers’ Compensation	36,824	6.4%	33,194	5.2%	56,069	9.1%
Auto	66,492	11.5%	43,424	6.7%	91,626	14.8%
Other Casualty	132,473	22.9%	193,141	30.1%	65,355	10.6%
Casualty	235,789	40.8%	269,759	42.0%	213,050	34.5%
Credit & Financial Lines	100,576	17.4%	34,324	5.4%	118,707	19.2%
Multi-line	162,248	28.1%	63,665	9.9%	187,283	30.4%
Other Specialty	(3,651)	(0.7)%	27,522	4.3%	—	—%
Specialty	259,173	44.8%	125,511	19.6%	305,990	49.6%
Total prospective reinsurance contracts	504,032	87.2%	532,269	83.0%	617,374	100.0%
Retroactive reinsurance contracts	74,220	12.8%	109,351	17.0%	—	—%
Total property and casualty reinsurance	$578,252	100.0%	$641,620	100.0%	$617,374	100.0%
Investment Strategy
During the period covered by this report, we transitioned to a new investment account structure, as previously disclosed in our quarterly reports on Form 10-Q for the fiscal quarters ended June 30, 2018 and September 30, 2018. For additional information, see “Change in Investment Account Structure” below, Item 9B. “Other Information” and Note 4 to the consolidated financial statements included in this Form 10-K.
We expect our overall investment exposures, returns, fees paid to Third Point LLC and Third Point Advisors LLC (“TP GP”) to be generally similar under the LPA and TP Fund IMA, each as defined below, compared to what would have been expected under the separate accounts managed under the JV Agreements, as defined below, assuming similar underlying investment portfolio returns and exposure levels. However, there can be no assurance of such results.
Our investment strategy, through our investments in TP Fund, distinguishes us from most other reinsurers, who typically concentrate their investment portfolios on long-only, investment grade, shorter-term, fixed income securities. As implemented by the investment manager of TP Fund, Third Point LLC, TP Fund’s investment strategy is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures. Dislocations in capital markets refer to any major movements in prices of the capital markets as a whole, certain segments of the market, or a specific security. If Third Point LLC has what it considers to be a differentiated view from the perceived market sentiment with respect to such movement, Third Point LLC may trade securities in our investment accounts based on that differentiated view. If the ultimate market reaction with respect to the event or movement ultimately proves to be closer to Third Point LLC’s original viewpoint, TP Fund may have investment gains as a result of the shift in market sentiment. Through its investment manager, Third Point LLC, TP Fund makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, options and other instruments.
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
Our cash and investment accounts include the collateral assets pertaining to letters of credit and trust accounts securing our obligations under certain reinsurance contracts. Collateral assets are managed by Third Point LLC under the investment management agreement (the “Collateral Assets IMA”), as discussed below under “Collateral Assets IMA”. The collateral assets pertaining to the trusts are invested pursuant to the eligible securities definition of each trust agreement, but typically limit the type of securities that can be invested to U.S. Treasury securities and highly rated sovereign debt. The collateral assets pertaining to collateral accounts securing letters of credit issued under secured letter of credit facilities are required to be held in cash.  Refer to Note 13 to our consolidated financial statements included elsewhere in this Annual Report for further details.
Property and Casualty Reinsurance Segment Products
Our underwriting team has extensive experience in underwriting many forms of property, casualty and specialty reinsurance products.  We offer reinsurance on a proportional basis where the reinsurer shares liabilities and premiums in a clearly defined proportion with the insurer and pays commissions to cover expenses and share in profitability. We also offer reinsurance on an excess of loss basis, where the reinsurer is paid a premium to cover losses after the insurer has retained a specified deductible.
In the current market for property and casualty reinsurance, which remains highly competitive despite the aggregate catastrophe losses in recent years, we expect that we will continue to write prospective property, casualty and specialty reinsurance structured for surplus relief on a proportional basis, as well as opportunistic or higher margin business written on both a proportional and excess of loss basis.
We also write loss portfolio transfers, reserve covers and other forms of retrospective reserve covers, where we are able to leverage both our investment and underwriting capabilities.  We believe there is less competition for the type of reserve covers on which we focus. This is a result of the limited willingness of traditional reinsurers, who have historically experienced lower investment returns on investable assets backing reserves, to pursue these products which rely heavily on investment return to produce compelling economics. Margins on this business are determined through bilateral negotiations and comparing the cost of the reserve covers to non-reinsurance solutions such as raising additional equity or debt capital
We began expanding into new specialty lines of business in 2018 and started writing a portfolio of property catastrophe reinsurance incepting in 2019. We have expanded the lines of business and forms of reinsurance that we write to increase our risk-adjusted returns. We will continue to pursue business opportunities that are syndicated as well as those where we are the sole or primary reinsurer.
While we expect to establish a diversified portfolio, our allocation of risk will vary based on our perception of the opportunities available in each line of business. Geographically, we do most of our business with insurer and reinsurer clients located in the United States of America, Bermuda, United Kingdom and Europe. The majority of our exposure emanates from the United States of America, United Kingdom and Europe. Moreover, our appetite for certain lines will fluctuate based upon market conditions and we may only offer or underwrite a limited range of lines in any given period. We intend to:

•	target markets where capacity and alternatives are underserved or capacity constrained;

•	employ strict underwriting discipline, while assembling a portfolio of diversified risks;

•	select reinsurance opportunities with expected favorable economics over the life of the contract; and

•	potentially offer lines and geographies that are not identified in this Form 10-K.

Through December 31, 2018, we wrote reinsurance contracts covering the following product lines:
Property
This line of business primarily consists of homeowners’ and commercial reinsurance coverage. We also provide proportional and excess of loss reinsurance that has greater potential volatility, but with commensurately larger expected margins. With respect to risk aggregations, we seek to manage volatility via portfolio construction and client selection.
Homeowners’
Homeowners’ reinsurance coverage combines various personal insurance protections, which can include losses occurring to one’s home, their contents, loss of use (including additional living expenses), or loss of other personal possessions of the homeowner, as well as liability insurance for accidents that may happen at covered homes or at the hands of the homeowners.
Commercial
Commercial property coverage protects physical assets, including building structure and contents, from perils including fire, explosion, theft and catastrophic risks, such as hurricane, earthquake and flood. Commercial property reinsurance can include large commercial risks, such as office buildings, small commercial risks such as garden apartments, and highly technical or engineered risks, such as oil refineries.
We provide property reinsurance in numerous forms covering both homeowners and commercial risks. Our proportional reinsurance that is structured to provide surplus relief generally covers homeowners and small commercial risks and are structured on a basis that limits the amount of catastrophic losses that can be recovered.
Workers’ Compensation
Workers’ compensation reinsurance provides wage replacement and medical benefits to employees injured in the course of employment in exchange for the mandatory relinquishment of the employee’s right to sue the employer for negligence. While plans differ among jurisdictions, provisions can be made for payments in place of wages (functioning as a form of disability insurance), compensation for economic loss (past and future), reimbursement or payment of medical and like expenses (functioning as a form of health insurance), and benefits payable to dependents of workers killed during employment (functioning as a form of life insurance). General damages for pain and suffering and punitive damages for employer negligence are not generally available in workers’ compensation plans. Our approach to workers’ compensation is very selective and targets insurance companies that are very specialized within the workers’ compensation line and geographically focused. We offer both proportional and excess of loss reinsurance covering workers’ compensation risks and manage the volatility of this line of business by capping our per occurrence exposures.
Auto
Personal automobile insurance is purchased for individually owned or leased cars designed to provide the insured with financial protection against bodily injury or physical damage resulting from traffic accidents and against liability that could arise from such occurrences. In addition, automobile insurance may offer financial protection against theft or damage of the vehicle from incidents other than collisions. In the United States, each state has different rules and regulations in place for compulsory coverage and the specific terms of automobile insurance policies will vary from company to company. In the United States, we generally focus on providing proportional reinsurance to small, single state and regional carriers that specialize in minimum financial responsibility limits required by their respective states. This business is often referred to as “non-standard” automobile business and was historically underserved by standard markets. More recently, however, standard companies have expanded their appetite for such business and it is written by a broad range of carriers. Outside of the United States, we also focus on the “non-standard” personal automobile segment in the United Kingdom. We have also seen an increase in opportunities that use technology platforms to gain market share in the standard automobile insurance market in the United States. We believe this sector will continue to grow, but we approach these opportunities with caution as there are often significant start-up operational risks that can manifest in poor early underwriting results. When we elect to pursue these opportunities, we try to take a leading role in structuring and incorporate features that attempt to limit losses resulting from start-up risk while building optionality for future reinsurance if, and when, these businesses become successful.

Like personal automobile insurance, commercial automobile insurance provides the insured with financial protection against bodily injury or physical damage to the automobile resulting from traffic accidents and against liability that could arise from such occurrences. It is purchased by businesses and provides financial protection for the insured business’ vehicles and drivers. While we have written minimal amounts of commercial automobile liability reinsurance to date, we have seen an increase in potential opportunities in the United States due to market dislocation.
Other Casualty
Our Other Casualty line of business is comprised of casualty contracts exposed to more than one type of casualty risk. We write primarily proportional reinsurance in this sector, though we also provide excess of loss coverage. Typically, Other Casualty includes the following lines of business:
Professional Liability
Professional liability is a form of liability reinsurance that helps protect professional advisors and service-providing individuals and companies from bearing the full cost of defending against a negligence claim made by a client and damages awarded in a civil lawsuit. The coverage primarily addresses alleged failure to perform on the part of, financial loss caused by, and error or omission in the service provided by the policyholder. These are potential causes for legal action that would not be covered by a basic general liability reinsurance policy, which addresses more direct forms of harm.  The broad category of professional liability reinsurance includes the specific products of errors and omissions (“E&O”), directors and officers coverage (“D&O”), as well as several other products such as transactional liability insurance.
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
Credit & Financial Lines
Credit & Financial Lines predominantly comprises reinsurance of mortgage insurance. Mortgage insurance is an insurance policy that compensates lenders or investors for losses arising from the default of a mortgage loan. Mortgage insurance can refer to private mortgage insurance (“PMI”), mortgage life insurance or mortgage title insurance. We focus on PMI, which is normally required by lenders when a borrower’s down payment or equity is less than 20% of the loan value. Not all lenders will require PMI but those that follow the Fannie Mae and Freddie Mac guidelines for home loan approval require PMI. As well as reinsuring private mortgage insurers in the United States, we assume exposure to the credit risk sharing transactions from Fannie Mae and Freddie Mac both directly and by retrocession. We also write international mortgage reinsurance. In addition to mortgage reinsurance, policies classified as Credit & Financial Lines may include political risk, trade credit, surety, financial guarantee, residual value insurance and title insurance.
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
Multi-line
Multi-line reinsurance is reinsurance of an underlying portfolio of several different types of insurance risks. We focus on multi-line reinsurance opportunities where we have expertise in the underlying lines of business or where the terms and conditions of the reinsurance contract minimize the volatility of the more difficult to analyze classes of business in the portfolio. Contracts that cover more than one line of business will be designated as multi-line even if a portion of the underlying business is covered by one of the lines of business listed above. These opportunities can be structured on both a proportional and excess of loss basis.

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
See Note 24 to our consolidated financial statements included elsewhere in this Annual Report for a breakdown of our premiums written by source that individually contributed more than 10% of total gross premiums written.
We believe that the number of brokers with whom we do business will continue to expand over time, and by maintaining close working relationships with brokers, we are able to increase our chances of successfully growing and accessing a broader range of potential clients.
Underwriting
We have established a team of senior underwriters and actuaries to develop and manage our reinsurance business. We believe that their experience, industry presence and long-standing relationships will allow us to tailor our portfolio to specific market segments. Our approach to underwriting will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants to help us with niche areas of expertise when we deem it appropriate. While our pricing and risk selection decisions are based primarily on our view of underwriting profit, we also consider investment income, where applicable and appropriate, in our underwriting and pricing of business.
We generally apply the following underwriting management principles:
Team Approach
Each submission is assigned to an underwriter. If the program meets our underwriting criteria, the underwriter and pricing actuary evaluate the opportunity, determine the optimal structure where applicable, and price the deal. When capital is committed to any transaction, the underwriting team creates a deal analysis memorandum that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff including our senior executives and representatives of the underwriting, actuarial and finance teams. This group must agree that the transaction meets or exceeds our profitability expectations and requirements before we submit a binding proposal.

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
One key metric that we consider as a result of this process is the expected combined ratio on a particular transaction. We also consider the projected underwriting and economic results, inclusive of the opportunity cost of posting collateral, at various confidence levels with a specific focus on the likelihood and magnitude of adverse outcomes. As part of this process, we also specifically review each transaction to determine if there is sufficient risk transfer to qualify for reinsurance accounting. The results of this pricing process are shared with the underwriter on a contract, and if a deal is bound, summary exhibits are attached to a memo summarizing the actuarial pricing analysis that was performed.
Act as Lead Underwriter
Typically, one or two reinsurers will act as the lead or co-lead parties in developing and negotiating treaty pricing, terms and conditions of reinsurance contracts. We act as the lead underwriter for a significant portion of the premium that we underwrite. We believe that lead underwriting is a critically important factor in achieving long-term success, as lead underwriters have greater control of overall economics of their programs. In addition, we believe that reinsurers that lead contracts are generally solicited for a broader range of business and have greater access to attractive risks. However, for most of our excess of loss business, including our property catastrophe portfolio, which is relatively small by market premium standards, we generally act as a following reinsurer on syndicated terms and conditions.
Alignment of Interests
We seek to ensure that the contracts we underwrite align our interests with our clients’ interest. Specifically, we may seek to:

•	require our clients to maintain a meaningful risk position in their business;

•	pay our clients a commission based upon their actual expenses and offer an additional commission as an incentive based upon profitability;

•	include deficit carry-forward provisions in our multi-year contracts that allows us to potentially offset underwriting losses from one year to the next;

•	seek rights of first refusal on future business where we are providing solutions that help to build or grow a business;

•	charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which we refer to as a reinstatement premium;

•	require specific levels of rate increases on the underlying insurance policies; and

•
for the limited number of contracts on which we offer an interest credit on funds we hold, we credit interest income on actual cash received into a notional experience account whereby the experience account is credited to the ceding company at the maturity of the contract if underwriting results are realized as initially expected.

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
Detailed Underwriting Diligence
We employ selective underwriting criteria in the contracts we choose to underwrite and for the contracts we lead or on which we have a material share, we spend a significant amount of time with our clients and brokers to evaluate the risks and appropriately structure the contracts. In the majority of our transactions, as a leading or following reinsurer, we obtain significant amounts of information from our clients to conduct a thorough analysis. As part of our pricing and underwriting process, we assess among other factors:

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
Retrocessional Coverage
Retrocessional coverage consists of reinsurance purchased by a reinsurer from another reinsurer. While our reinsurance portfolio is focused on reinsurance of insurance companies, we also selectively write retrocessional coverage, the majority of which is in our property catastrophe portfolio. We have also historically purchased limited amounts of retrocessional protection to cover a portion of the risks that we reinsure on behalf of our clients. We purchased a small amount of retrocessional coverage in 2018 on specific accounts, and we may continue to do so in the future. From time to time, we consider purchases of retrocessional coverage for one or more of the following reasons: to specifically reduce our property catastrophe exposure in certain reinsurance contracts that we write, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties.
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
See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for additional information and details on our loss reserve development.

Collateral Arrangements and Letter of Credit Facilities
Neither Third Point Re BDA nor Third Point Re USA is licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral or, in some states, unless they have investment grade financial strength ratings from two recognized rating agencies. Furthermore, certain clients may require that we post collateral in order to meet their counterparty security requirements. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2018, we have issued letters of credit totaling $349.2 million in favor of clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors - Risks Relating to Our Business - Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”
In addition, we have $644.8 million of restricted cash and investments held in trust accounts to secure obligations under certain reinsurance contracts.
See Note 13 to our consolidated financial statements included elsewhere in this Annual Report for additional information and details on our collateral arrangements and letter of credit facilities.
Competition
The reinsurance industry is highly competitive. We compete with major reinsurers, most of which are well established, have a significant operating history, stronger financial strength ratings, and have developed long-standing client relationships often with a larger breadth of coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers and a growing number of insurance linked security fund managers. However, we believe that our unique approach to underwriting and extensive relationships allow us to be successful in underwriting transactions against our competitors.
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
Change in Investment Account Structure
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund with TP GP and others, effective August 31, 2018. Pursuant to the investment management agreement between Third Point LLC and TP Fund, dated July 31, 2018 as amended and restated on February 28, 2019 (the “TP Fund IMA”), Third Point LLC is the investment manager for TP Fund. In addition, on July 31, 2018, Third Point Re BDA and Third Point Re USA, together the “TPRE Limited

Partners” and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners transferred certain net investment assets and related liabilities (collectively referred to as the “LP Transaction”) from their separate accounts to TP Fund, and TP Fund issued limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash were not transferred to TP Fund but are also managed by Third Point LLC under a separate investment management agreement, as discussed below under “Collateral Assets IMA”. Substantially all of the net investment assets were transferred as of September 4, 2018. The Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re, Third Point Re BDA, Third Point LLC and TP GP and the Amended and Restated Joint Venture and Investment Management Agreement dated June 22, 2016 between Third Point Re USA, Third Point Re (USA) Holdings Inc., Third Point LLC and TP GP (the “JV Agreements”) will be terminated on the date that all net investment assets have been transferred to TP Fund under the Subscription Agreement. The TP Fund investment strategy, as implemented by Third Point LLC, is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures.
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
As discussed below, on February 28, 2019, we entered into the Second Amended and Restated Exempted Limited Partnership Agreement of TP Fund (the “Amended LPA”), which amended and restated the 2018 LPA (as amended and restated by the Amended LPA, the “LPA”), with effect from January 1, 2019. The Amended LPA updated the terms of the 2018 LPA to reflect (i) a lower management fee, (ii) the right to withdraw specified amounts from TP Fund and immediately invest such amounts in certain other investment vehicles formed by Third Point LLC and (iii) adjustments to the loss carryforward terms. All other material terms of the Amended LPA remain consistent with the 2018 LPA.
JV Agreements
As discussed above, the JV Agreements will be terminated on the date that all net investment assets have been transferred to TP Fund under the Subscription Agreement. Substantially all of the net investment assets have been transferred. For information regarding our previous investment guidelines related to the JV agreements, see the summary provided under “Joint Ventures and Investment Management Agreements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.
Limited Partnership Agreement
Term
The LPA has a term ending on December 31, 2021, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties in writing on or before the June 22nd prior to the end of a term that it wishes to terminate such LPA at the end of such term.
Term and Termination Rights
The LPA shall continue until the first of the following events to occur: (1) at any time, upon the written consent of the TPRE Limited Partners and TP GP, (2) within sixty days of the dissolution, entry of an order for relief or filing of a bankruptcy petition withdrawal of TP GP, unless within such days a successor general parent is elected by a majority interest of the limited partners, or (3) subject to the foregoing, any other event causing the mandatory winding up and dissolution of the partnership under the laws of the Cayman Islands.
We may terminate the LPA upon the death, long-term disability or retirement of Daniel S. Loeb, or the occurrence of other circumstances in which Mr. Loeb is no longer directing the investment program of Third Point LLC or actively involved in the day-to-day management of Third Point LLC.
Withdrawal Rights
Under the LPA, we may withdraw our capital accounts in TP Fund in full on December 31, 2021 (the “Withdrawal Date”), and each successive three-year anniversary of such date.
We may withdraw our capital accounts in TP Fund under the LPA prior to the Withdrawal Date at any time following the occurrence of a “Cause Event”, which is defined as:

•	a violation of applicable law relating to Third Point LLC’s investment related business;

•	Third Point LLC’s fraud, gross negligence, willful misconduct or reckless disregard of its obligations under the LPA;

•
a material breach by the TP Fund GP of the LPA or Third Point LLC of any material breach of the TP Fund IMA, which, in either case, if such breach is reasonably capable of being cured, is not cured within a 15-day period; a conviction or, a plea of guilty or nolo contendere to in the case of Daniel S. Loeb, a felony or a crime involving moral turpitude and, in the case of certain senior officers of Third Point LLC or the TP Fund GP, a felony or crime relating to or adversely affecting the investment-related business of the TP Fund GP or Third Point LLC;

•
a conviction or, a plea of guilty or nolo contendere to a felony or a crime affecting the investment related business of Third Point LLC by certain senior officers of Third Point LLC or the TP Fund GP;

•
any act of fraud, material misappropriation, material dishonesty, embezzlement, or similar conduct by or the TP Fund GP or Third Point LLC relating to the TP Fund GP or Third Point LLC’s investment related business; or

•
a formal administrative or other legal proceeding before the SEC, the U.S. Commodity Futures Trading Commission, the FINRA, or any other U.S. or non-U.S. regulatory or self-regulatory organization against Third Point LLC; or certain key personnel which would likely have a material adverse effect on us.

Under the LPA, the TPRE Limited Partners will have the right to withdraw funds weekly from TP Fund to pay claims and expenses as needed, to meet capital adequacy requirements and to satisfy financing obligations.
In addition, we may withdraw as a participant under the LPA prior to the Withdrawal Date if the net investment performance of Third Point LLC has (a) (i) incurred a loss in two successive calendar years and (ii) underperformed the S&P 500 Index by at least 14 percentage points for such two successive calendar years, taken as a whole, or (b) (i) incurred a cumulative loss of 14% or more during any 24-month period and (ii) underperformed the S&P 500 Index by at least 21 percentage points for such 24-month period. We may not withdraw or terminate the LPA on the basis of performance other than as provided above.
In addition, pursuant to the Amended LPA, TP GP shall notify us if Third Point LLC or its affiliates (either alone or together with a third party) form certain investment vehicles that pursue an investment strategy primarily comprised of debt or other credit-related investments (the “Permitted Funds”). The Amended LPA permits us to withdraw up to $250.0 million in 2019 and a separate $250.0 million during the period from January 1, 2020 through December 31, 2021 for the purpose of immediately investing such amounts in Permitted Funds.
Performance Allocation
Pursuant to both the JV Agreements and the LPA, TP GP receives a performance fee allocation. Prior to the change in the Company’s investment account structure, the performance fee allocation was equal to 20% of the net investment income of the applicable company’s share of the net investment assets managed by Third Point LLC. As a result of the LPA effective August 31, 2018, the performance fee allocation is equal to 20% of the net investment income allocated to each limited partner’s capital account in TP Fund.

At the end of each fiscal year, the performance allocation will be reallocated to the capital account of TP GP from the capital account of each limited partner, provided that a performance allocation will not be made with respect to such capital account until such capital account has recouped the amount of any unrecouped net capital loss in its loss recovery account (as described below). If a limited partner withdraws all or a portion of its capital other than at the end of a fiscal year, the performance allocation accrued and attributable to the portion withdrawn will be debited against such limited partner’s account and credited to TP GP’s capital account at the time of withdrawal.
Pursuant to both the JV Agreements and the 2018 LPA, Third Point LLC is required to maintain a loss recovery account in respect of each Limited Partner. Thereafter, for any fiscal year, the loss recovery account balance shall be the sum of all prior year net loss amounts allocated to the limited partner and not subsequently offset by prior year net profit amounts allocated to such limited partner, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals made by such Limited Partner. TP GP may waive or reduce the performance allocation, in its sole discretion. Third Point LLC and TP GP may elect, at the beginning of each fiscal year, to restructure the performance allocation as a performance fee to Third Point LLC with the same terms as the performance allocation.
The Amended LPA preserves the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund.
Management Fee
Pursuant to both the JV Agreements and the LPA, Third Point LLC is entitled to receive monthly management fees. Prior to the change in the Company’s investment account structure, management fees were calculated based on 1.5%, (2.0% up to December 22, 2016), of net investments managed by Third Point LLC. As a result of the 2018 LPA effective August 31, 2018, management fees were charged at the TP Fund level and were calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). The Amended LPA revised the management fee from 1.5% per annum to 1.25% per annum effective from January 1, 2019. Third Point LLC also serves as the investment manager for the Offshore Master Fund.
Most Favored Nation
In the event that Third Point LLC agrees terms with any existing or future investor wherein the asset-based fees or performance-based compensation that are equal to or more favorable to such investor, Third Point Re BDA and Third Point Re USA, will have the right to receive the benefit of such terms (provided it agrees to be bound by all the terms and conditions associated with such equal or more favorable terms).
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
Under the LPA, TP GP is required to cause Third Point LLC to adhere to the following investment guidelines:

•
Composition of Investments: at least 60% of the investment portfolio will be held in debt or equity securities (including swaps) of publicly traded companies (or their subsidiaries) and governments of the Organization of Economic Co-operation and Development (“OECD”) high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals.

•
Concentration of Investments: other than cash, cash equivalents and U.S. government obligations, TP Fund’s total exposure to any one issuer or entity will constitute no more than 15% (multiplied by the exposure multiplier, the exposure multiplier will be computed by dividing the average of the daily investment exposure leverage of TP Fund by the average of the daily investment exposure leverage of Third Point Offshore Master Fund L.P.) of the investment portfolio’s total long exposure.

•
Liquidity: the portfolio of TP Fund will be invested in such fashion that the Company have a reasonable expectation that they can meet any of its liabilities as they become due. We review the liquidity of the portfolio on a periodic basis.

•	Net Exposure Limits: the net position (long positions less short positions) may not exceed 2 times net asset value for more than 10 trading days in any 30-trading day period.
Upon written request of Third Point LLC, our senior management may, in exigent circumstances, permit a variation from these guidelines.
See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for detailed information on management and performance fees.
Collateral Assets IMA
On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into the Collateral Assets IMA, effective August 31, 2018, pursuant to which Third Point LLC serves as investment manager of certain collateral assets that will not be transferred to TP Fund. The Collateral Assets IMA will continue in effect for so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The collateral assets are presented in the consolidated balance sheets within debt securities and restricted cash and are considered as part of total net investments managed by Third Point LLC.
The Collateral Assets IMA includes provisions limiting liability of Third Point LLC and its affiliates to specified circumstances and providing for indemnification by Third Point Re BDA and Third Point Re USA for certain losses incurred by Third Point LLC and its affiliates. Third Point Re BDA and Third Point Re USA will be responsible for any and all third party expenses incurred by them or on their behalf that are directly attributable to the management of the collateral assets, other than those borne by Third Point LLC. No asset based or performance-based compensation will be paid to Third Point LLC by Third Point Re BDA or Third Point Re USA under the Collateral Assets IMA.
Upon three business days’ prior written notice, Third Point Re BDA and Third Point Re USA may withdraw all or a portion of the collateral assets effective as of any calendar month end or on the close of business on each Wednesday during a month.
Investments
Investment Strategy
Third Point LLC has the contractual right to manage substantially all of our investable assets until December 31, 2021, subject to certain extension and termination rights described above, and is required to follow our investment guidelines described above and to act in a manner that is fair and equitable in allocating investment opportunities to us. However, it is not otherwise restricted with respect to the nature or timing of making investments for our accounts. We have the contractual right to withdraw funds from our managed accounts to pay claims and expenses as needed.

Investment Portfolio
The following tables present the total long, short and net exposure of our net investments managed by Third Point LLC as of December 31, 2018 and 2017 by strategy and geography. The tables as of December 31, 2018 include our investments in TP Fund and collateral assets managed by Third Point LLC. The tables as of December 31, 2017 include collateral assets managed by Third Point LLC and our investments in the separate accounts in place prior to the change in the investment account structure described in Note 4 to the consolidated financial statements included in this Form 10-K.

	2018			2017
	Long	Short	Net	Long	Short	Net
Long/Short Equity
Consumer	13%	(3)%	10%	18%	(5)%	13%
Energy & Utility	2%	—%	2%	6%	(2)%	4%
Financial	7%	(2)%	5%	15%	(3)%	12%
Healthcare	15%	(1)%	14%	14%	(2)%	12%
Industries & Commodities	12%	(6)%	6%	28%	(4)%	24%
Technology, Media and Telecommunications	2%	(4)%	(2)%	14%	—%	14%
Market Hedges	3%	(6)%	(3)%	3%	(9)%	(6)%
Total Long/Short Equity	54%	(22)%	32%	98%	(25)%	73%
Credit
Distressed	2%	—%	2%	2%	—%	2%
Performing	2%	—%	2%	2%	(1)%	1%
Government	5%	(2)%	3%	2%	—%	2%
Asset Backed Securities (1)	9%	(2)%	7%	10%	(3)%	7%
Total Credit	18%	(4)%	14%	16%	(4)%	12%
Other
Risk Arbitrage	2%	(1)%	1%	7%	(2)%	5%
Private (2)	7%	—%	7%	3%	—%	3%
Total Other	9%	(1)%	8%	10%	(2)%	8%
	81%	(27)%	54%	124%	(31)%	93%
(1) Includes residential mortgage-backed securities, commercial mortgage-backed securities and related indices.
(2) Prior to the change in investment account structure, private included securities approved for purchase by the Investment and Finance Committee in accordance with the investment guidelines.

	2018			2017
	Long	Short	Net	Long	Short	Net
Americas	70%	(21)%	49%	93%	(29)%	64%
Europe, Middle East and Africa	11%	(3)%	8%	7%	—%	7%
Asia	—%	(3)%	(3)%	24%	(2)%	22%
	81%	(27)%	54%	124%	(31)%	93%
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
Investment Returns
The following is a summary of the net investment return by investment strategy on investments managed by Third Point LLC for the years ended December 31, 2018, 2017 and 2016(1) . The net investment return includes our investment accounts, inclusive of collateral assets managed by Third Point LLC, prior to August 31, 2018, the date of the change in the investment account structure described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report, and our investment in TP Fund and collateral assets managed by Third Point LLC from the date of the transition.

	2018			2017			2016
	Long	Short	Net	Long	Short	Net	Long	Short	Net
Equity	(8.7)%	0.1%	(8.6)%	21.5%	(4.6)%	16.9%	1.5%	(2.9)%	(1.4)%
Credit	—%	(0.2)%	(0.2)%	0.7%	(0.6)%	0.1%	6.4%	(0.4)%	6.0%
Other	(2.8)%	0.8%	(2.0)%	1.8%	(1.1)%	0.7%	0.5%	(0.9)%	(0.4)%
Net investment return on investments managed by Third Point LLC	(11.5)%	0.7%	(10.8)%	24.0%	(6.3)%	17.7%	8.4%	(4.2)%	4.2%

S&P 500 Total Return Index			(4.4)%			21.8%			12.0%

(1)	Past performance is not necessarily indicative of future results.
See Note 14 to our consolidated financial statements included elsewhere in this Annual Report for detailed information on net investment income (loss). TP Fund’s investment manager, Third Point LLC, manages several funds and may manage other client accounts besides our and TP Fund’s accounts, some of which have, or may have, objectives and investment portfolio compositions similar to our and TP Fund’s accounts. Because of the similarity or potential similarity of the investment portfolio of TP Fund to other clients of Third Point LLC, and because, as a matter of ordinary course, Third Point LLC provides its clients, including us and TP Fund, and investors in its main hedge funds with results of their respective investment portfolios following the last day of each month, those other clients or investors indirectly may have material nonpublic information regarding the investment portfolio of TP Fund. To address this, and to comply with Regulation FD, we will continue to post on our website under the heading Investment Portfolio Returns located in the Investors section of the website, following the close of trading on the New York Stock Exchange on the last business day of each month, the preliminary monthly investment results of TP Fund for that month, with additional information regarding the monthly investment results of TP Fund to be posted following the close of trading on the New York Stock Exchange on the first business day of the following month.
Investment Regulatory Concerns and Restrictions
Third Point LLC is involved regularly in trading activities that involve a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that involve fundamental market regulation policies. Violation of such laws could result in severe restrictions on Third Point LLC’s activities and, indirectly, damage to TP Fund’s investment portfolio and our and TP Fund’s reputation as the LPA has limited termination provisions.
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
In August 2007, the SEC adopted a new rule intended to clarify the SEC’s authority to bring enforcement actions against investment advisers for fraud against investors and prospective investors in their funds (as opposed to fraud against the funds themselves). Although we do not believe the SEC’s rule has directly affected us, Third Point LLC and, accordingly, TP Fund’s investment strategy, may be adversely affected if new or revised legislation or regulations are enacted or by changes to existing rules and regulations of U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets.
It is possible that increased regulation of alternative investment advisers could adversely affect Third Point LLC’s ability to manage TP Fund’s investment portfolio or its ability to manage TP Fund’s portfolio pursuant to our existing investment strategy, which could cause us to alter our existing investment strategy and could significantly and negatively affect our business and results of operations. In addition, adverse publicity regarding alternative investment strategies generally, or Third Point LLC or its affiliates specifically, could negatively affect our business reputation and attractiveness as a counterparty to brokers and clients.
Other Trading Restrictions
Third Point LLC may from time to time place it or its affiliates’ representatives on creditors committees or boards of certain companies in which our portfolio is invested. While such representation may enable Third Point LLC to enhance the value of our and TP Fund’s investments, it may place trading restrictions on certain securities included in TP Fund’s investment portfolio.
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
The Insurance Act of 1978
The Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Third Point Re BDA and Third Point Re USA, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (“BMA”). Third Point Re BDA and Third Point Re USA are each registered as Class 4 insurers under the Insurance Act. Class 4 insurers are required to maintain fully paid-up share capital of $1,000,000. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
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
Public Disclosures
Third Point Re BDA and Third Point Re USA, as Class 4, insurers are each required to prepare and file with the BMA, and also publish on their website, a financial condition report. The BMA has discretion to approve modifications and exemptions to the public disclosure rules, on application by the insurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer.
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
Insurance Code of Conduct
Every Bermuda registered insurer must comply with the Insurance Code of Conduct, which prescribes duties, standards, procedures and sound business principles to ensure sound corporate governance, risk management and internal controls are implemented by the relevant insurer. The BMA will assess an insurer's compliance with the Insurance Code of Conduct in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements under the Insurance Code of Conduct will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Insurance Code of Conduct could result in the BMA exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge applicable in accordance with the insurer's BSCR model or approved internal model.
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
Where the shares of the registered insurer, or the shares of its parent company, are traded on a recognised stock exchange, and such person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller. In addition, a person who is a shareholder controller of a Class 4 insurer whose shares or the shares of its parent company (if any) are traded on a recognised stock exchange must serve on the BMA a notice in writing that he has reduced or disposed of his holding in the insurer where the proportion of voting rights in the insurer held by him will have reached or has fallen below 10%, 20%, 33% or 50% as the case may be, not later than 45 days after such disposal.
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
In the United States, many states allow credit for reinsurance ceded to a reinsurer that is domiciled and licensed in another state of the United States and meets certain financial requirements. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The great majority of states, however, permit the reduction in statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement, and a few states reduce the amount of security to be posted based on a number of factors, including the credit rating given to a reinsurer from a U.S. nationally recognized statistical rating organization.
Information Technology
We have a disaster recovery plan with respect to our information technology infrastructure that includes arrangements with an offshore data center. Our off-island location for data systems back-up and recovery is located in Halifax, Canada, providing a remote site that we believe is unlikely to be subject to the same disaster events that might impair our operations in Bermuda. The disaster recovery environment is configured to provide near real-time backup for key systems to minimize the amount of time needed to restore data following a disaster scenario and support the necessary business capabilities of our Bermuda and U.S. operations.
Employees
As of December 31, 2018, we had 31 employees, 20 of whom were based in Bermuda, 10 of whom were based in the United States and 1 of whom was based in the United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.

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
Third Point Re has fully and unconditionally guaranteed the debt securities issued by TPRUSA in February 2015; as a result no separate filings are made by TPRUSA with the SEC. See Note 27 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding TPRUSA.
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
The performance of our reinsurance operations and our investment income fluctuate from period to period. Fluctuations result from a variety of factors, including:

•	the performance of TP Fund’s investment portfolio;

•	reinsurance contract pricing;

•	our assessment of the quality of available reinsurance opportunities;

•	the volume and mix of reinsurance products we underwrite;

•	loss experience on our reinsurance liabilities;

•	low frequency and high severity loss events; and

•	our ability to assess and integrate our risk management strategy properly.
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
Our competitors include, among others, Alleghany Corporation, Allianz SE, American International Group, AmTrust Financial Services, Inc., Arch Capital Group Ltd.,Aspen Insurance Holdings Limited, AXIS Capital Holdings Ltd., Berkshire Hathaway Inc., Chubb Limited, Enstar Group Limited, Everest Re Group, Ltd., Greenlight Reinsurance Ltd., Hamilton Insurance Group Ltd., Hannover Rückversicherung AG, IAT Reinsurance Co Ltd., Markel Bermuda Limited, Münchener Rückversicherungs-Gesellschaft AG., PartnerRe Ltd., RenaissanceRe Holdings Ltd., SCOR SE, Sirius International Insurance Group, Ltd., Swiss Re Limited, Tokio Marine Holdings, Inc. and Watford Re Ltd.
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
We make use of quantitative models to evaluate potential reinsurance transactions, to reserve for transactions once they are bound and to assess our risk related to our reinsurance and investment portfolios. These models have been developed internally and in some cases they make use of third party software. For example, we license catastrophe modeling and aggregation software to both assist with monitoring and managing catastrophe aggregations at pricing selection. The construction of these models and the selection of assumptions requires significant actuarial judgment. Furthermore, these models typically rely on either cedent or industry data, both of which may be incomplete or may be subject to errors by employees, failure to document transactions properly, failure to comply with regulatory requirements or information technology failures. Given the inherent uncertainty in these models as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely affected, perhaps significantly. Any such impact could also be felt across our reinsurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions.
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
Our property catastrophe reinsurance operations will make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
Our property and catastrophe reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornados, windstorms, earthquakes, floods, fires, explosions, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.
Catastrophic losses are a function of the insured exposure in the affected area and the severity of the event. Because accounting standards do not permit reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could significantly and negatively affect our financial condition and results of operations.
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned each of our reinsurance company subsidiaries a financial strength rating of A- (Excellent), which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of the applicable insurer’s financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. A.M. Best periodically reviews our rating, and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s initial rating;

•	if unfavorable financial or market trends impact us;

•	if losses exceed loss reserves;

•	if we are unable to retain our senior management and other key personnel;

•	if TP Fund’s investment portfolio incurs significant losses; or

•	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of Third Point Re BDA or Third Point Re USA.
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
For the year ended December 31, 2018, the decrease in shareholders’ equity attributable to common shareholder’s of Third Point Re and Third Point Re BDA both exceeded 20%.  As a result, termination or collateral rights for some of Third Point Re BDA’s and Third Point Re USA’s reinsurance contracts can be exercised.  To date, we have not been advised by any client of their intention to exercise these rights; however, they may do so in the future. We cannot predict whether or how many, if any, of our clients will actually exercise such rights or the extent to which such rights would have a significant and negative effect on our financial condition, results of operations or future prospects but they could have a significant adverse effect on our operations and our ability to post sufficient collateral for reinsurance obligations.
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
Neither Third Point Re BDA nor Third Point Re USA is licensed or admitted as a reinsurer in any jurisdiction other than Bermuda. Certain jurisdictions, including in the United States, do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security measures are implemented. Consequently, certain clients require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. In connection with obtaining letter of credit facilities, we are typically required to provide customary collateral to the letter of credit provider in order to secure our obligations under the facility. Our ability to provide collateral, and the costs at which we provide collateral, is primarily dependent on the composition of our Collateral Assets.
Typically, both letters of credit and collateral trust agreements are collateralized with cash or fixed-income securities. Banks may be willing to accept our assets as collateral, but on terms that may be less favorable to us than reinsurance companies that invest solely or predominantly in fixed-income securities. The inability to renew, maintain or obtain letters of credit or to source acceptable collateral for letters of credit or collateral trust agreements may significantly limit the amount of reinsurance we can write or require us to modify our investment strategy.
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
Third Point Re is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiaries, Third Point Re BDA and Third Point Re USA. Historically, our cash flows have typically consisted primarily of dividends and other permissible payments from Third Point Re BDA and Third Point Re USA. Third Point Re depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of its guarantee of the Senior Notes issued by TPRUSA in February 2015. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
In March 2015, Third Point Re and Third Point Re USA entered into a Net Worth Maintenance Agreement, pursuant to which Third Point Re must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million (the “Net Worth Maintenance Agreement”). Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us.
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
The operating subsidiaries of TPRUSA and TPRE are separate and distinct legal entities and have no obligation to pay any amounts due on the Senior Notes or the Guarantee or to provide TPRUSA or TPRE with funds for their respective payment obligations, whether by dividends, distributions, loans or other payments. There can be no assurance that our operating subsidiaries will generate sufficient cash flow from operations, or that future financing sources will be available to us in amounts sufficient to satisfy our obligations under our indebtedness, to refinance our indebtedness on acceptable terms or at all, or to fund our other business needs. In addition to being limited by the financial condition and operating requirements of such subsidiaries, any payment of dividends, distributions, loans or advances by TPRUSA’s or TPRE’s subsidiaries to TPRUSA or TPRE could be subject to statutory or contractual restrictions. Moreover, since certain of TPRUSA’s and TPRE’s respective subsidiaries are insurance companies, their ability to pay dividends to TPRUSA or TPRE, as applicable, is subject to regulatory limitations. See “Business - Regulation.”
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
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our reinsurance brokers that each individually contributed more than 10% of total gross premiums written from inception to December 31, 2018 were: Aon Benfield, JLT Re, Willis Re and Guy Carpenter & Company, LLC, which accounted for 29.4%, 19.0%, 12.6% and 11.8%, respectively. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transactions could be significant and could have a material adverse impact on our reputation, business, results of operation or financial condition. We face a number of risks arising from these types of transaction, including financial, accounting, tax and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Any future transactions could also subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us and disruption to our other businesses during the negotiation or execution process or thereafter. Accordingly, these risks and difficulties may prevent us from realizing the expected benefits from the strategic transactions we enter into. For example, the businesses that we acquire or our strategic alliances or joint ventures may underperform relative to the price paid or resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by transaction-related charges.
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
In addition, as the pace of change in our industry continues to increase, we regularly evaluate our business plans and strategies and may from time to time modify our business and strategic plan,including through strategic transactions or expansion into new lines of reinsurance business. Any such transaction or expansion could be significant and could materially and adversely affect us and our financial condition. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core existing operations and competencies. Moreover, modifications we undertake to our operations may not be immediately reflected in our financial statements and, when reflected, may not reflect the achievement of our targeted long-term results and goals. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
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
Risks Relating to Our Investment Strategy
Under our new investment account structure, we do not have control over TP Fund.
Under the LPA, TP GP has exclusive management and control of the business of TP Fund, including the authority to undertake on behalf of TP Fund all actions that, in its sole judgment, are necessary or desirable to carry out its duties and responsibilities. These broad rights of TP GP include the power to delegate its authorities under the LPA. Pursuant to the TP Fund IMA, TP GP delegates to Third Point LLC the authority to direct the investments of TP Fund and other day-to-day business of TP Fund. In addition, TP GP may resign or, subject to its minimum investment requirement, withdraw from TP Fund and may admit new limited partners without our consent, which may cause TP Fund to be deemed an “investment company” under the Investment Company Act of 1940. The TPRE Limited Partners have no right to remove TP GP as general partner of TP Fund and do not have any right to participate in the management and conduct of TP Fund.
TP Fund is not, and is not expected to be, registered as an “investment company” under the Investment Company Act of 1940 or any comparable regulatory requirements. Therefore, investors in TP Fund, including the TPRE Limited Partners, do not and will not have the benefit of the protections afforded by such registration and regulation.
We do not control the allocation and performance of TP Fund’s investment portfolio and its performance depends on the ability of its investment manager, Third Point LLC, to select and manage appropriate investments.
Pursuant to the LPA, TP GP is required to apply certain investment guidelines to TP Fund’s investment portfolio. In addition, the TP Fund IMA contractually obligates Third Point LLC, as TP Fund’s investment manager, to comply with the investment guidelines. However, we cannot assure shareholders as to exactly how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk in our investment in TP Fund. The performance of our investment in TP Fund depends to a great extent on the ability of Third Point LLC, as TP Fund’s investment manager, to select and manage appropriate investments for TP Fund’s investment portfolio. We cannot assure you that Third Point LLC will be successful in meeting TP Fund’s investment objectives.
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
We have a limited ability to withdraw our capital accounts from TP Fund
The LPA limits our ability to withdraw our capital accounts from TP Fund. The LPA provides that we may withdraw our capital accounts in TP Fund in full on the Withdrawal Date or any successive three-year anniversary of such date.

It also allows us to withdraw upon the occurrence of certain specified events as described in “Item 1. Withdrawal Rights”.
Additionally, the LPA prohibits us from engaging an investment manager other than Third Point LLC without the written consent of Third Point LLC. As a result, we have limited flexibility to change our investment strategy or manage our investments outside of TP Fund or with a different investment manger, which could have a negative impact on our returns.
TP GP, Third Point LLC and their respective affiliates may have potential conflicts of interest that could adversely affect us
Neither Third Point LLC nor its principals, including Daniel S. Loeb, who is one of our shareholders, are obligated to devote any specific amount of time, effort or investment opportunities to our or TP Fund’s affairs. Affiliates of Third Point LLC manage, and expect to continue to manage, other client accounts, some of which have objectives similar to ours and TP Fund’s, including collective investment vehicles managed by Third Point LLC’s affiliates and in which Third Point LLC or its affiliates may have an equity interest. Third Point LLC’s interest and the interests of its affiliates, may at times conflict, possibly to Third Point LLC’s detriment, which may potentially adversely affect our and TP Fund’s investment opportunities and returns.
Josh Targoff, who serves as Chairman of our Board, also serves as a partner, Chief Operating Officer and General Counsel to Third Point LLC. This service to both companies may create, or may create the appearance of, conflicts of interest.
TP GP, Third Point LLC and their respective affiliates may engage in other business ventures and investment opportunities that may not be allocated equitably among us and such other business ventures.
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
The historical performance of Third Point LLC should not be considered as indicative of the future results of TP Fund’s investment portfolio or of our future results or any returns expected on our common shares.
The historical returns of the funds managed by Third Point LLC are not directly linked to returns on our common shares. As TP Fund’s investment manager, Third Point LLC has agreed to manage TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., which is managed by Third Point LLC, but with increased exposures through the use of additional financial leverage. However, results for TP Fund’s investment portfolio could differ from results of the funds managed by Third Point LLC as a result of restrictions imposed by TP Fund’s investment guidelines, and other factors. In addition, even if TP Fund’s investment portfolio generates investment income in a given period, our overall performance could be adversely affected by losses generated by our reinsurance operations or public market dynamics. Poor performance of TP Fund’s investment portfolio would cause a decline in our revenue and would therefore have a negative effect on our financial performance.
Moreover, with respect to the historical performance of funds or accounts managed by Third Point LLC, including our investment portfolio, prior to the recent change in investment account structure:

•
the historical performance of funds managed by Third Point LLC should not be considered indicative of the future results that should be expected from TP Fund’s investment portfolio or the Collateral Asset Account; and

•
the returns of funds managed by Third Point LLC have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that Third Point LLC will be able to avail itself of profitable investment opportunities in the future.

The risks associated with Third Point LLC’s strategy in managing TP Fund’s investment portfolio may be substantially greater than the investment risks faced by other reinsurers with whom we compete.
We derive a significant portion of our income from our investment in TP Fund. As a result, our operating results depend in part on the performance of TP Fund’s investment portfolio. TP Fund’s investments are not structured in relation to our anticipated reinsurance liabilities, which could force us to liquidate investments at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results.
The risks associated with Third Point LLC’s investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies employed by many reinsurers with whom we compete. Third Point LLC makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, option and other instruments. Third Point LLC is opportunistic and often seeks a catalyst, either intrinsic or extrinsic, that will unlock value or alter the lens through which the greater market values a particular investment. Making long equity investments in an up or rising market may increase the risk of not generating profits on these investments and we may incur losses if the market declines. Similarly, making short equity investments in a down or falling market may increase the risk of not generating profits on these investments and we may incur losses if the market rises. Short sales involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2018, short exposure in our consolidated investment portfolio was $921.8 million consisting of 175 debt, equity and index positions, including $436.7 million over 82 positions in the equity portfolio.
The termination by Third Point LLC of the TP Fund IMA or the Collateral Asset IMA could materially adversely affect our investment results.
TP Fund depends upon Third Point LLC, its investment manager, to implement its investment strategy. The TP Fund IMA may be terminated by Third Point LLC or TP GP party at any time upon 90 days’ notice. Further, we also depend on Third Point LLC as the investment manager of the Collateral Assets to implement our investment strategy. The Collateral Asset IMA shall continue in effect as long as either of the TPRE Limited Partners remains a limited partner of TP Fund. If either the TP Fund IMA or the Collateral Asset IMA is terminated, there is no assurance that TP Fund or we could find a suitable replacement. If TP Fund or we were to find a replacement, there is no guarantee that any such replacement would provide comparable or better investment results.
TP Fund’s investment portfolio may contain significant positions, which could result in large losses.
TP Fund’s investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2018 , the net exposure of our net investments managed by Third Point LLC, which includes TP Fund and the Collateral Assets Account, was 54% and the largest ten long and short positions comprised an aggregate of 38% and 10%, respectively, of our consolidated investment portfolio. As of December 31, 2017, prior to the change in the Company’s investment account structure, the net exposure of our consolidated portfolio was 93% and the largest ten long and short positions comprised an aggregate of 54% and 15%, respectively, of our consolidated investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if its investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
If Third Point LLC’s risk management systems are ineffective, TP Fund may be exposed to material unanticipated losses.
Third Point LLC continually refines its risk management techniques, strategies and assessment methods. However, its risk management techniques and strategies do not fully mitigate the risk exposure of its funds and managed accounts, including TP Fund’s investment portfolio, in all economic or market environments, or against all types of risk, including risks that they might fail to identify or anticipate. Some of Third Point LLC’s strategies for managing risk are based upon its use of historical market behavior statistics. Any failures in Third Point LLC’s risk management techniques and strategies to accurately quantify such risk exposure could limit the risk-adjusted returns of TP Fund’s investment portfolio. In addition, any risk management failures could cause losses in the portfolios and accounts managed by Third Point LLC, including TP Fund, to be significantly greater than the historical measures predict. Third Point LLC’s approach to managing those risks could prove insufficient, exposing TP Fund to material unanticipated losses.
In managing TP Fund’s investment portfolio, Third Point LLC may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues.
TP Fund’s investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of TP Fund’s investment portfolio could have a disproportionately large effect in relation to our capital. A common metric used to determine financial leverage for accounts such as TP Fund’s investment portfolio is the “gross exposure” of its managed accounts. The “gross exposure” is shown as a percentage of the Net Asset Value (“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2018, the gross exposure of TP Fund’s consolidated investment portfolio was 108%. Any event that may adversely affect the value of positions TP Fund holds could significantly and negatively affect the net asset value of TP Fund’s investment portfolio and thus our results of operations.
Third Point LLC’s representatives’ service on boards and committees may place trading restrictions on TP Fund’s investments.
Third Point LLC may from time to time place its or its affiliates’ representatives on creditors’ committees or boards of certain companies in which TP Fund’s portfolio is invested. While such representation may enable Third Point LLC to enhance the sale value of our and TP Fund’s investments, it may also place trading restrictions on such investments.
As of the date hereof, representatives of Third Point LLC sat on the board of directors of Baxter International Inc., Hellenic Bank PLC and Sotheby’s, whose securities are publicly traded and included in TP Fund’s investment portfolio.
Certain of TP Fund’s investments may have limited liquidity and lack valuation data, which could create a conflict of interest.
TP Fund’s investment guidelines provide Third Point LLC, as TP Fund’s investment manager, with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Third Point LLC to execute trade orders at desired prices. To the extent that Third Point LLC invests TP Fund’s investable assets in securities or instruments for which market quotations or other independent pricing sources are not readily available, under the terms of the investment management agreements the valuation of such securities and instruments for purposes of compensation to Third Point LLC will be determined by Third Point LLC, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment guidelines give Third Point LLC the power to determine the value of securities with no readily discernible market value, and because the calculation of Third Point LLC’s fee is based on the value of the investment account, a conflict of interest may exist or arise.
U.S. and global economic downturns could harm the performance of TP Fund’s investment portfolio, and as a result our liquidity and financial condition and our share price.
Volatility in the United States and other securities markets may adversely affect TP Fund’s investment portfolio. The ability of Third Point LLC to manage TP Fund’s investment portfolio profitably is dependent upon conditions in the global financial markets and economic and geopolitical conditions throughout the world that are outside of TP Fund’s control and difficult to predict. Factors such as equity prices, equity market volatility, asset or market correlations, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation (including laws relating to the financial markets generally or the taxation or regulation of the hedge fund industry), trade barriers, commodity prices, interest rates, currency exchange rates and controls, and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of TP Fund’s investment portfolio.

If Third Point LLC, as TP Fund’s investment manager, fails to react appropriately to difficult market, economic and geopolitical conditions, TP Fund and we, as result of our investment in TP Fund, could incur material losses.
The market price of our common shares may be volatile and the risk of loss may be greater when compared with other reinsurance companies.
Third Point LLC’s use of hedging and derivative transactions in executing trades for TP Fund’s account may not be successful, which could materially adversely affect TP Fund’s and our investment results.
In managing TP Fund’s investment portfolio, Third Point LLC may use various financial instruments both for investment purposes and for risk management purposes in order to protect against possible changes in the market value of TP Fund’s investment portfolio resulting from fluctuations in the securities markets and changes in interest rates, protect unrealized gains in the value of its investment portfolio, facilitate the sale of any such investments, enhance or preserve returns, spreads or gains on any investment in TP Fund’s investment portfolio, hedge the interest rate or currency exchange rate on certain liabilities or assets, protect against any increase in the price of any securities Third Point LLC anticipates purchasing for TP Fund’s account at a later date or for any other reason that Third Point LLC, as TP Fund’s investment manager, deems appropriate. The success of such hedging strategy will be subject to Third Point LLC’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolio being hedged. Since the characteristics of many securities change as markets change or time passes, the success of such hedging strategy will also be subject to Third Point LLC’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. While Third Point LLC may enter into hedging transactions for TP Fund’s account to seek to reduce risk, such transactions may result in a poorer overall performance for TP Fund’s investment portfolio than if it had not engaged in any such hedging transactions. For a variety of reasons, Third Point LLC may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent Third Point LLC from achieving the intended hedge or expose TP Fund’s investment portfolio to risk of loss.
TP Fund’s investment portfolio may from time to time include investments in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities.
TP Fund’s investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, including securitization of marketplace loans, whose investment characteristics differ from corporate debt securities. As of December 31, 2018, the fair value of asset-backed securities in TP Fund’s investment portfolio was $206.7 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to investors. If TP Fund’s investment portfolio includes securities that are subordinated to other interests in the same mortgage pool, we may only receive payments after the pool’s obligations to other investors have been satisfied. In addition, TP Fund’s investment portfolio may, from time to time, be invested in structures commonly known as “Re-REMICS,” in which case a trust is further split between a senior tranche and a junior tranche. Third Point LLC usually buys the junior tranche for its funds and the accounts it manages in such circumstances. An unexpectedly high rate of default on mortgages held by a mortgage pool may limit substantially the pool’s ability to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage pools that include “sub-prime” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of TP Fund’s portfolio in mortgage-backed securities in the future.

TP Fund’s investment portfolio may include investments in securities of issuers based outside the United States, including emerging markets, which may be riskier than securities of U.S. issuers.
Under TP Fund’s investment guidelines, Third Point LLC may invest in securities of issuers organized or based outside the United States that may involve heightened risks in comparison to the risks of investing in domestic securities, including unfavorable changes in currency rates and exchange control regulations, reduced and less reliable information about issuers and markets, less stringent accounting standards, illiquidity of securities and markets, higher brokerage commissions, transfer taxes and custody fees, local economic or political instability and greater market risk in general. In particular, investing in securities of issuers located in emerging market countries involves additional risks, such as exposure to economic structures that are generally less diverse and mature than, and to political systems that can be expected to have less stability than, those of developed countries. Other characteristics of emerging market countries that may affect investment in their markets include certain national policies that may restrict investment by foreigners in issuers or industries deemed sensitive to relevant national interests and the absence of developed legal structures governing private and foreign investments and private property. The typically small size of the markets for securities of issuers located in emerging markets and the possibility of a low or nonexistent volume of trading in those securities may also result in a lack of liquidity and in price volatility of those securities. In addition, dividend and interest payments from and capital gains in respect of certain foreign securities may be subject to foreign taxes that may or may not be reclaimable. Finally, many transactions in these markets are executed as a “total return swap” or other derivative transaction with a financial institution counterparty, and as a result TP Fund’s investment portfolio has counterparty credit risk with respect to such counterparty.
Third Point LLC’s role as an engaged investor in special situation and distressed investments may subject TP Fund to increased risks including the incurrence of additional legal or other expenses.
As TP Fund’s investment manager, Third Point LLC may invest a portion of TP Fund’s investment portfolio in special situation companies. This generally involves investments in securities of companies in event-driven special situations such as acquisitions, tender offers, bankruptcies, recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations. Third Point LLC may also invest TP Fund’s portfolio in securities of issuers in weak financial condition, experiencing poor operating results, having substantial financial needs or negative net worth or facing special competitive or product obsolescence issues or that are involved in bankruptcy reorganization proceedings, liquidation or other corporate restructuring. Investments of this type involve substantial financial business risks that can result in substantial or total losses. Among the problems involved in assessing and making investments in troubled issuers is the fact that it frequently may be difficult to obtain information as to the condition of such issuer. The market prices of the securities of such issuers are also subject to abrupt and erratic market movements and above average price volatility and the spread between the bid and asked prices of such securities may be greater than normally expected. It may take a number of years for the market prices of such securities to reflect their intrinsic values, if at all. It is anticipated that some of such securities may not be widely traded, and that a position in such securities may be substantial in relation to the market for such securities.
As a consequence of Third Point LLC’s role as an engaged investor in special situation and distressed investments, TP Fund’s investment portfolio may be subject to increased risk of incurring additional legal, indemnification or other expenses, even if TP Fund is not named in any action. In distressed or special situations litigation often follows when disgruntled shareholders, creditors, and other parties seek to recover losses from poorly performing investments. The enhanced litigation risk for distressed companies is further elevated by the potential that Third Point LLC may have controlling or influential positions in the companies. Some of the claims that can be asserted against Third Point LLC as a distressed investor include: aiding and abetting breach of fiduciary duty; equitable subordination of the investor’s claims; recharacterization of the investor’s claims; and preference or fraudulent transfer claims. Third Point LLC’s use of short-selling for its funds and the accounts it manages has subjected, and may continue to subject Third Point LLC and the short sellers to increased risk of litigation. Lawsuits can be brought against short sellers of a company’s stock to discourage short selling. Among other claims, these suits may allege libel, conspiracy, and market manipulation.

Third Point LLC’s diminution or loss of service or loss of key employees could materially adversely affect TP Fund’s investment results.
TP Fund depends upon Third Point LLC, as its investment manager, to implement its investment strategy. All investment decisions with respect to its investment portfolio are made by Third Point LLC, subject to its investment guidelines, under the general supervision of Daniel S. Loeb. As a result, the success of its investment strategy depends largely upon the abilities of Mr. Loeb. If Mr. Loeb is no longer an employee of Third Point LLC, no assurance can be given that a suitable replacement for Mr. Loeb could be found. As a result, TP Fund’s and our investment results could be materially adversely affected.
The compensation arrangements of Third Point LLC, as TP Fund’s investment manager, may create an incentive to effect transactions that are risky or speculative.
The LPA provides for the following two forms of compensation to be paid to Third Point LLC and TP GP:

•
Third Point LLC is entitled to a monthly management fee equal to 1.25% per annum of the net asset value of TP Fund (determined as of the beginning of the month before the accrual of the performance allocation) multiplied by an exposure multiplier; and

•	TP GP is entitled to performance compensation equal to 20% of net profits, subject to the management fee and a loss carryforward provision.
While the performance compensation arrangement provides that losses will be carried forward as an offset against net profits in subsequent periods, Third Point LLC generally will not otherwise be penalized for realized losses or decreases in the value of TP Fund’s portfolio. These performance compensation arrangements may create an incentive for Third Point LLC as TP Fund’s investment manager to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.
Increased regulation or scrutiny of alternative investment advisers and certain trading methods such as short selling may affect Third Point LLC’s ability to manage TP Fund’s investment portfolio or affect our business reputation.
The regulatory environment for investment managers is evolving, and changes in the regulation of managers may adversely affect the ability of Third Point LLC to effect transactions in TP Fund’s investment portfolio that utilize leverage or to pursue its trading strategies in managing such investments. Third Point LLC is regularly involved in trading activities that involve a number of U.S. and foreign securities law regimes. Violations of any such law could result in severe restrictions on Third Point LLC’s activities and, indirectly, do damage to TP Fund’s investment portfolio or reputation. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.
In addition, a number of states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies that prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for a period of up to two years after the adviser or certain of its executives or employees make a contribution to certain elected officials or candidates. If Third Point LLC, its employees or affiliates or any service providers acting on their behalf, including, without limitation, a placement agent, fail to comply with such pay-to-play laws, regulations or policies, such non-compliance could have an adverse effect on Third Point LLC and TP Fund’s investment portfolio.
Third Point LLC routinely engages in short selling for TP Fund’s account in managing its investments. Short sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on short selling certain securities and reporting requirements. Third Point LLC’s ability to execute a short selling strategy in managing TP Fund’s investment portfolio may be materially and adversely impacted by temporary or new permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events. Temporary restrictions or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of TP Fund’s investment portfolio. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions. The SEC might impose different limitations or prohibitions on short selling from those imposed by various non-U.S. regulatory authorities. These different regulations, rules or interpretations might have different effective periods.
Regulatory authorities may, from time to time, impose restrictions that adversely affect our ability to borrow certain securities in connection with short sale transactions. In addition, traditional lenders of securities may be less likely to lend securities under certain market conditions. As a result, Third Point LLC may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions effected in TP Fund’s investment portfolio, including in the event that Third Point LLC is required to enter into a borrowing arrangement for TP Fund’s account in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and our account will be subject to strict delivery requirements. The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact our ability to effect short sale transactions in TP Fund’s investment portfolio.
An increase or decrease in Third Point LLC’s assets under management may adversely affect the returns of TP Fund’s investment portfolio.
It is possible that if the amount of assets Third Point LLC manages for us, TP Fund and for other accounts it manages were to increase materially, it could be more difficult for Third Point LLC to invest profitably for those accounts because of the difficulty of trading larger positions without adversely affecting prices and managing risks associated with larger positions. In addition, there can be no assurance that there will be appropriate investment opportunities to accommodate future increase in assets under management, which may force Third Point LLC to modify its investment decisions for the accounts it manages because it cannot deploy all the assets in a manner it desires. Furthermore, due to the overlap of strategies and investments across many of the portfolios managed by Third Point LLC, including its hedge funds, the accounts may be adversely affected in the event of rapid or large liquidations of investment positions held by the accounts due to a lack of liquidity resulting from large position sizes in the same investments held by the other accounts.
Alternatively, if the amount of assets Third Point LLC manages for us, TP Fund and for other accounts it manages were to decrease materially, it could negatively impact Third Point LLC’s ability to execute its intended investment strategy, including with respect to obtaining certain larger positions. Such changes could force Third Point LLC to modify its investment decisions for the accounts it manages, which could impact the returns of TP Fund’s investment portfolio.
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
In addition, the BMA could revoke or suspend Third Point Re BDA or Third Point Re USA’s license in certain circumstances, including circumstances in which (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by Third Point Re BDA or Third Point Re USA or on their behalf for the purposes of any provision of the Insurance Act; (ii) Third Point Re BDA and Third Point Re USA has ceased to carry on business; (iii) Third Point Re BDA or Third Point Re USA has persistently failed to pay fees due under the Insurance Act; (iv) Third Point Re BDA or Third Point Re USA has been shown to have not complied with a condition attached to its registration or with a requirement made of them under the Insurance Act or any related regulations and insurance accounting rules; (v) we are convicted of an offense against a provision of the Insurance Act or related regulations; (vi) Third Point Re BDA or Third Point Re USA is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) if any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. If the BMA were to suspend or revoke Third Point Re BDA or Third Point Re USA’s licenses we could lose our exception under the U.S. Investment Company Act of 1940, as amended, or the “Investment Company Act”. See “We are subject to the risk of becoming an investment company under U.S. federal securities law.”
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
Assuming that we were permitted to register as an investment company, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, our ability to raise additional debt and equity securities or issue stock options or warrants (which could impact our ability to compensate key employees), financial leverage, dividends, board of director composition and transactions with affiliates. Accordingly, if we were required to register as an investment company we would not be able to operate our business as it is currently conducted, nor would we be permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage Third Point LLC as the investment manager of our Collateral Asset Account or other investment accounts, unless we obtained the board and shareholder approvals required under the Investment Company Act. Our ability to engage in transactions with Third Point LLC or its affiliates would likely also be significantly restricted. If Third Point LLC were not our investment manager, we would potentially be required to liquidate our Collateral Asset Account and we would seek to identify and retain another investment manager with a similar investment philosophy. Pursuant to the LPA, other than in certain specified circumstances, we cannot engage another investment manager without Third Point LLC’s consent. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.
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
On November 26, 2015, the European Commission (the “EC”) adopted a Delegated Act that recognizes Bermuda’s regulatory framework for insurance and reinsurance activities of companies with their head offices in Bermuda, as well as for supervision of insurance and reinsurance groups, with the exception of captives and special purpose insurers, as being fully equivalent to regulatory standards applied to European insurance and reinsurance companies and groups in accordance with the requirements of Solvency II. The Delegated Act was confirmed on March 24, 2016 and was applied retroactively to January 1, 2016, the date Solvency II came into effect. The EC’s decision followed substantial changes to Bermuda’s regulatory framework, including the adoption of the Insurance Amendment (No 2) Act 2015 in July 2015 that entered into force on January 1, 2016, the amendment to the Insurance Code of Conduct with effect from July 2015 and the adoption of revised insurance prudential rules by the BMA that entered into force on January 1, 2016. As many of these changes only came into effect on January 1, 2016, their impact on insurers and reinsurers on companies subject to Bermudian regulation, such as Third Point Re BDA and Third Point Re USA, is unclear.
While we cannot predict the future impact on our operations of changes in the laws and regulation to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.
Bermuda insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.
Under Bermuda law, for so long as we have an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of our common shares and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.
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
Passive Foreign Investment Company (“PFIC”). Significant potential adverse U.S. federal income tax consequences generally apply to any United States person who owns shares in a PFIC. In general, either we and/or Third Point Re BDA would be a PFIC for a taxable year if 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income.” Passive income generally includes interest, dividends and other investment income, but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. However, there is very little authority as to what constitutes the active conduct of an insurance business for purposes of the PFIC rules. The “Tax Cuts and Jobs Act,” P.L. 115-97 (the “TCJA”), modified the insurance exception to apply to a company only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expenses and certain reserves constitute more than 25% of the company’s gross assets for the relevant year or (B) a specified exception applies. By adding an additional “bright line” test to the existing PFIC requirements, the TCJA significantly increases the risk that a non-US insurer will be treated as a PFIC, even if it actively conducts insurance operations.   There remain significant uncertainties as to the interpretation of the PFIC active insurance exception given the lack of final IRS regulations. Consequently, although we intend to operate, as practicable, in a manner to avoid being classified as a PFIC, there can be no assurance that we will be able to satisfy the requirements of the TCJA.
The IRS has notified taxpayers in IRS Notice 2003-34 that it intends to scrutinize the activities of certain insurance companies located outside of the United States, including reinsurance companies that invest a significant portion of their assets in alternative investment strategies, to determine whether such companies qualify for the active insurance company exception in the PFIC rules. Prior to the TCJA, the IRS proposed regulations did not provide a significant amount of clarity on the requirements for the exception. At this time it is unclear whether final regulations will include a specific methodology for satisfying the exception and how any such methodology would apply to us. The proposed regulations will be effective if issued in final form.
We believe that our financial reserves are consistent with industry standards and are not in excess of the reasonable needs of our insurance business, that we are actively engaged in insurance activities that involve sufficient transfer of risk, that our employees and officers provide substantial managerial and operational services and that we will have a sufficient proportion of qualifying insurance liabilities. However, we cannot assure you the IRS will agree with our position and will not successfully assert that we do not qualify for the insurance exception, and, as discussed above, no assurance can be given that we will be able to operate in a manner to satisfy the additional requirements imposed by the TCJA in any given year. Moreover, our expectation with respect to any taxable year is based on the amount of risk that we expect to underwrite and the amount of insurance-related liabilities we expect to incur during that year. If we are unable to underwrite a sufficient amount of risk or have sufficient insurance-related liabilities for any taxable year, we and/or Third Point Re BDA might be treated as a PFIC. Furthermore, in certain circumstances, we may seek to manage the volatility of our reinsurance results by writing policies that contain certain contractual terms and conditions (such as loss ratio caps), which may cause the IRS to assert that such policies lack sufficient risk transfer to constitute insurance for United States federal income tax purposes, increasing the risk that we and/or Third Point Re BDA may be treated as a PFIC. Counsel to the Company and its subsidiaries (the “Group”) have never provided an opinion regarding the Group’s PFIC status due to the absence of applicable authority regarding the active insurance company exception and the dependence of the Group’s PFIC status on the actual operational results and other relevant facts for each taxable year. Readers are urged to consult their own tax advisors to assess their tolerance of this risk.

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
Under the Foreign Account Tax Compliance Act provisions of the Code and related U.S. Treasury guidance (“FATCA”), a withholding tax of 30% will be imposed in certain circumstances on (i) payments of certain U.S. source income (including interest and dividends) (“withholdable payments”) and (ii) payments made two or more years after the date on which the final U.S. Treasury regulations that define “foreign passthru payments” are published by certain foreign financial institutions (such as banks, brokers, investment funds or certain holding companies) (“FFIs”) that are “attributable” to withholdable payments (“foreign passthru payments”).  It is uncertain at present when payments will be treated as “attributable” to withholdable payments.
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
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of December 31, 2018, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 3,494,979 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
As of December 31, 2018, a total of 22,252,206 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2018, there were share options outstanding (subject to vesting) for 8,888,053 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
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
Third Point Re was incorporated on October 6, 2011. On December 22, 2011, KIA TP Holdings, L.P. and KEP TP Holdings, L.P., which are affiliates of Kelso & Company (collectively, “Kelso”) and Pine Brook LVR, L.P., an affiliate of Pine Brook Road Partners, LLC (collectively, “Pine Brook”, and Pine Brook and together with Kelso, the “Lead Investors” and each individually, a “Lead Investor”), Dowling Capital Partners I, L.P., an affiliate of Dowling Capital Management, LLC (collectively, “Dowling”), P RE Opportunities Ltd. (“PROL”), Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and John R. Berger (collectively, the “Founders”), together with certain members of management, committed $533.0 million to capitalize Third Point Re. As of December 31, 2018, Kelso, BlackRock, Inc., the Loeb Entities and the Company’s directors and named executive officers, as defined in the proxy statement, beneficially own approximately 11.5%, 12.0%, 9.5% and 8.2% of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and options representing the right to purchase 10,834,938 common shares. As a result, Kelso, BlackRock, Inc., the Loeb Entities, our directors and named executive officers could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
The interests of the shareholders specified above may conflict with the interests of our other shareholders. Our Board of Directors has adopted corporate governance guidelines that, among other things, address potential conflicts between a director’s interests and our interests. In addition, we have adopted a Code of Business Conduct and Ethics that, among other things, require our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to our General Counsel. These corporate governance guidelines and Code of Business Conduct and Ethics do not, by themselves, prohibit transactions with our Founders.
The market price of our common shares may fluctuate significantly.
The market price of our common shares may fluctuate significantly. Among the factors that could affect our share price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our clients’ needs;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional shareholders or other large shareholders (including the Founders), including future sales;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	any announcement by us or our competitors of a significant contract, acquisition, strategic transaction or expansion into a new line of business;

•	any future sales of our common shares or other securities; and

•	additions or departures of key personnel.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space in Jersey City, New Jersey for Third Point Re USA’s operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2018, refer to Note 23 to the accompanying consolidated financial statements.
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
Our common shares are listed on the NYSE under the symbol “TPRE”. On February 25, 2019, the latest practicable date, the last reported sale price of our common shares was $11.23 per share and there were 53 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in Column 1) (3)
Equity compensation plans approved by shareholders	8,888,053	$13.43	9,017,930
Equity compensation plans not approved by shareholders	—	n/a	—
Total	8,888,053	$13.43	9,017,930
(1) Represents the number of shares associated with options outstanding as of December 31, 2018.
(2) Represents the weighted average exercise price of options disclosed.
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.

Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”) for the five year period commencing December 31, 2013 through to December 31, 2018. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
tTPRE	$100.00	$78.20	$72.37	$62.33	$79.06	$52.02
■S&P 500	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
▲Dow Jones P&C	$100.00	$109.80	$117.51	$135.09	$155.86	$147.58

1.	The above graph assumes that the value of the investment was $100 on December 31, 2013.

2.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities
The following table summarizes our repurchase of common shares during the three months ended December 31, 2018:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2018 - October 31, 2018	—	$—	—	$66,620,294
November 1, 2018 - November 30, 2018	268,228	10.54	268,228	63,792,097
December 1, 2018 - December 31, 2018	257,557	9.69	257,557	61,295,462
Total	525,785	$10.13	525,785	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the shares remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
During the year ended December 31, 2018, the Company repurchased 10,311,123 (December 31, 2017 - 3,300,152) of its common shares in the open market for an aggregate cost of $138.7 million (December 31, 2017 - $40.9 million) at a weighted average cost, including commissions, of $13.45 (December 31, 2017 - $12.38) per share. Common shares repurchased by the Company were not canceled and are classified as treasury shares.
As of December 31, 2018, the Company was authorized to repurchase up to an aggregate of $61.3 million of additional common shares under its share repurchase program.

Item 6. Selected Financial Data.
The following tables set forth certain of our selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and has been derived from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	2018	2017	2016	2015	2014
	($ in thousands, except share and per share data)
Selected Statement of Income (Loss) Data:
Net premiums written	$558,357	$639,145	$615,049	$700,538	$613,150
Net premiums earned	621,442	547,058	590,190	602,824	444,532
Net investment income (loss)	(251,433)	391,953	98,825	(28,074)	85,582
Loss and loss adjustment expenses incurred, net	438,414	370,058	395,932	415,191	283,147
Acquisition costs, net	206,498	188,904	222,150	191,216	137,206
General and administrative expenses	36,241	53,103	39,367	46,033	40,008
Other expenses	9,610	12,674	8,387	8,614	7,395
Interest expense	8,228	8,225	8,231	7,236	—
Foreign exchange gains (losses)	7,503	(12,300)	19,521	3,196	—
Income tax (expense) benefit	4,010	(11,976)	(5,593)	2,905	(5,648)
Net income (loss)	(317,469)	281,771	28,876	(87,439)	56,710
Net income (loss) available to Third Point Re common shareholders	$(317,692)	$277,798	$27,635	$(87,390)	$50,395
Basic earnings (loss) per share available to Third Point Re common shareholders	$(3.27)	$2.71	$0.26	$(0.84)	$0.48
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(3.27)	$2.64	$0.26	$(0.84)	$0.47
Property and Casualty Reinsurance Segment - Selected Ratios (1):
Loss ratio	70.6%	67.6%	67.1%	68.9%	65.5%
Acquisition cost ratio	33.2%	34.5%	37.6%	31.7%	31.5%
Composite ratio	103.8%	102.1%	104.7%	100.6%	97.0%
General and administrative expense ratio	3.0%	5.6%	3.8%	4.1%	5.2%
Combined ratio	106.8%	107.7%	108.5%	104.7%	102.2%

Net investment return on investments managed by TP LLC (2)	(10.8)%	17.7%	4.2%	(1.6)%	5.1%

(1)
Underwriting ratios are for the property and casualty reinsurance segment only. See additional information in Note 24 to our consolidated financial statements included elsewhere in this Annual Report. Underwriting ratios are calculated by dividing the related expense by net premiums earned.

(2)
The net investment return on investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC, net of noncontrolling interests. The stated return is net of withholding taxes, which were presented as a component of income tax expense (benefit) in our consolidated statements of income (loss) prior to the change in the investment account structure described in Note 4 to our audited financial statements. In addition, for the year ended December 31, 2018, the stated return reflect the combined results of net investments managed by Third Point LLC prior to the transition date of August 31, 2018 and the investment in the Third Point Enhanced LP and collateral assets from the date of transition. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.

	2018	2017	2016	2015	2014
	($ in thousands, except per share data)
Selected Balance Sheet Data:
Total investments in securities (1)	$1,523,728	$2,995,939	$2,647,512	$2,317,244	$1,830,838
Cash and cash equivalents (2)	104,183	8,197	9,951	20,407	28,734
Restricted cash and cash equivalents	609,154	541,136	298,940	330,915	417,307
Reinsurance balances receivable, net	602,448	476,008	381,951	294,313	303,649
Deferred acquisition costs, net	203,842	258,793	221,618	197,093	155,901
Total assets	3,086,234	4,671,794	3,895,644	3,545,108	2,852,580
Reinsurance balances payable	69,701	41,614	43,171	24,119	27,040
Deposit liabilities (3)	145,342	129,133	104,905	83,955	145,430
Unearned premium reserves	602,936	649,518	557,076	531,710	433,809
Loss and loss adjustment expense reserves	937,157	720,570	605,129	466,047	277,362
Total liabilities (1)	1,881,660	2,902,079	2,445,919	2,149,225	1,300,532
Shareholders’ equity attributable to Third Point Re common shareholders	1,204,574	1,656,089	1,414,051	1,379,726	1,451,913
Total shareholders’ equity	$1,204,574	$1,661,496	$1,449,725	$1,395,883	$1,552,048
Book value per share data:
Basic book value per share (4)	$13.15	$16.33	$13.57	$13.23	$14.04
Diluted book value per share (4)	$12.98	$15.65	$13.16	$12.85	$13.55
Selected ratios:
Change in diluted book value per share (4)	(17.1)%	18.9%	2.4%	(5.2)%	3.3%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (4)	(20.0)%	20.1%	2.0%	(6.0)%	3.6%

(1)
Effective August 31, 2018, Third Point Re and the TPRE Limited Partners entered into the 2018 LPA to invest in TP Fund, a related party investment fund.  As a result, substantially all assets and related liabilities were transferred from the Company’s separate accounts to TP Fund and the TPRE Limited Partners received limited partnership interests in TP Fund in exchange. The TPRE Limited Partners no longer directly hold their invested assets and liabilities but instead, hold an investment in TP Fund. See Notes 4 and 11 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the LPA and TP Fund.

(2)	Cash and cash equivalents consists of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.

(3)
Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments.

(4)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with Part II, Item 6. “Selected Financial Data”, and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”).
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
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide specialty property and casualty reinsurance products to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager and the investment manager of TP Fund. We believe that our reinsurance and investment strategy differentiates us from our competitors.
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange (gains) losses and income tax (expense) benefit.
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
The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus that have increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We have begun writing some excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We began expanding into new specialty lines of business in 2018 and started writing a modest amount of property catastrophe business in 2019.
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
Investment Management
During the period covered by this report, we transitioned to a new investment account structure. Under the new investment account structure, Third Point LLC serves as investment manager for TP Fund as well as for our collateral assets. See Item 1. “Business” and Note 4 to the consolidated financial statements included in this Form 10-K for further information regarding the current investment account structure.
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

Although the industry experienced significant losses in 2017 and 2018, there continues to be significant underwriting capacity available and market conditions remain challenging. While many market participants were hopeful that the significant catastrophe losses in recent years would lead to improvements in pricing, terms and conditions within the property catastrophe line of business with the possibility of improvements in other reinsurance lines, improvements have been modest.  Catastrophe pricing on loss impacted programs has improved but pricing on other, non-loss impacted contracts has remained broadly flat.  Outside of property catastrophe reinsurance  we are seeing some signs of improvement in reinsurance terms and conditions and underlying pricing in the capital relief structures on which we have historically focused. We are cautiously optimistic that we will continue to see similar improvements across our in force portfolio as well as new business opportunities.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus to help drive our combined ratio below 100%. This may include lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We have begun writing some excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We also began expanding into new specialty lines of business in 2018 and started writing a modest amount of property catastrophe business in 2019. We plan to continue to expand into these lines of business and to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2019. During 2018, we added experienced senior underwriters with strong market relationships to our team and we will continue to expand our underwriting team in 2019.
In addition, we may, from time to time, invest in managing general agents or other insurance vehicles as part of our ongoing strategy to leverage our underwriting and capital markets expertise to structure and offer capital alternatives in numerous forms and combinations, including equity, debt and reinsurance offerings.
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of TP Fund’s investment portfolio, in which we invest, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income (loss), net investment return on investments managed by Third Point LLC, basic book value per share, diluted book value per share, growth in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders.
The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	($ in thousands, except for per share data and ratios)
Key underwriting metrics for Property and Casualty Reinsurance segment:
Net underwriting loss (1)	$(42,105)	$(42,560)	$(50,052)
Combined ratio (1)	106.8%	107.7%	108.5%

Key investment return metrics:
Net investment income (loss)	$(251,433)	$391,953	$98,825
Net investment return on investments managed by Third Point LLC	(10.8)%	17.7%	4.2%

Key shareholders’ value creation metrics:
Basic book value per share (2)	$13.15	$16.33	$13.57
Diluted book value per share (2)	$12.98	$15.65	$13.16
Change in diluted book value per share (2)	(17.1)%	18.9%	2.4%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	(20.0)%	20.1%	2.0%

(1)	See Note 24 to the accompanying consolidated financial statements for a calculation of net underwriting loss and combined ratio.

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
Key Investment Return Metrics
Net Investment Income (Loss)
Net investment income (loss) is an important measure that affects overall profitability. Net investment income (loss) is primarily affected by the performance of Third Point LLC as TP Fund’s investment manager and the amount of investable cash generated by our reinsurance operations. Net investment income (loss) also includes the investment income (loss) on collateral assets managed by Third Point LLC. Pursuant to the investment management agreement between TP Fund and Third Point LLC, Third Point LLC is required to manage TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., subject to certain conditions set forth in TP Fund’s investment guidelines. These conditions include limitations on investing in private securities, a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The LPA allows us to withdraw cash from the TP Fund at any calendar month end or at the close of business each Wednesday during a month with not less than three days’ notice to pay claims, not less than five days’ notice to pay expenses and with not less than three days’ notice in order to satisfy the requirements of A.M. Best. Net investment income (loss) is net of investment fee expenses, which include performance and management fees to related parties.
Net Investment Return on Investments Managed by Third Point LLC
See “Investment Results” below for additional information regarding investment performance and net investment return on investments managed by Third Point LLC.

Key Shareholders’ Value Creation Metrics
Basic Book Value Per Share and Diluted Book Value Per Share
Basic book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliations.
As of December 31, 2018, basic book value per share was $13.15, representing a decrease of $3.18 per share, or 19.5%, from $16.33 per share as of December 31, 2017. As of December 31, 2017, basic book value per share was $16.33, representing an increase of $2.76 per share, or 20.3%, from $13.57 per share as of December 31, 2016. The changes were primarily due to the impact of share repurchases and the net income (loss) in the year.
As of December 31, 2018, diluted book value per share was $12.98, representing a decrease of $2.67 per share, or 17.1%, from $15.65 per share as of December 31, 2017. As of December 31, 2017, diluted book value per share was $15.65, representing an increase of $2.49 per share, or 18.9%, from $13.16 per share as of December 31, 2016. The changes were primarily due to the impact of share repurchases and the net income (loss) in the year.
The changes in basic book value per share and diluted book value per share were affected by share activity including share repurchases and the issuance of performance restricted shares.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The changes in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the years ended December 31, 2018 and December 31, 2017 compared to the years ended December 31, 2017 and December 31, 2016, respectively, were primarily due to net income (loss) during the year.
Consolidated Results of Operations—Years ended December 31, 2018, 2017 and 2016
The following table sets forth the key items discussed in the consolidated results of operations section, and the year over year changes, for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	($ in thousands)
Net underwriting income (loss)	$(42,105)	$(42,560)	$455	$(50,052)	$7,492
Net investment income (loss)	(251,433)	391,953	(643,386)	98,825	293,128
Net investment return on investments managed by Third Point LLC	(10.8)%	17.7%	(28.5)%	4.2%	13.5%
Corporate expenses	(17,606)	(22,447)	4,841	(17,207)	(5,240)
Other expenses	(9,610)	(12,674)	3,064	(8,387)	(4,287)
Interest expense	(8,228)	(8,225)	(3)	(8,231)	6
Foreign exchange gains (losses)	7,503	(12,300)	19,803	19,521	(31,821)
Income tax (expense) benefit	4,010	(11,976)	(15,986)	(5,593)	6,383
Net income (loss) available to Third Point Re common shareholders	$(317,692)	$277,798	$(595,490)	$27,635	$250,163
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income and therefore in our consolidated results.

Investment Results
Investment Portfolio
The following tables present the total long, short and net exposure of our net investments managed by Third Point LLC as of December 31, 2018 and 2017 by strategy and geography. The tables as of December 31, 2018 include our investments in TP Fund and collateral assets managed by Third Point LLC. The tables as of December 31, 2017 include collateral assets managed by Third Point LLC and our investments in the separate accounts in place prior to the change in the investment account structure described in Note 4 to the consolidated financial statements included in this Form 10-K.

	December 31, 2018			December 31, 2017
	Long	Short	Net	Long	Short	Net
Equity	54%	(22)%	32%	98%	(25)%	73%
Credit	18%	(4)%	14%	16%	(4)%	12%
Other	9%	(1)%	8%	10%	(2)%	8%
	81%	(27)%	54%	124%	(31)%	93%

	December 31, 2018			December 31, 2017
	Long	Short	Net	Long	Short	Net
Americas	70%	(21)%	49%	93%	(29)%	64%
Europe, Middle East and Africa	11%	(3)%	8%	7%	—%	7%
Asia	—%	(3)%	(3)%	24%	(2)%	22%
	81%	(27)%	54%	124%	(31)%	93%
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

Investment Returns
The following is a summary of the net investment return by investment strategy on investments managed by Third Point LLC for the years ended December 31, 2018, 2017 and 2016. The net investment return includes our investment accounts, inclusive of collateral assets managed by Third Point LLC, prior to August 31, 2018, the date of the change in the investment account structure described in Note 4 to the consolidated financial statements included in this Form 10-K, and our investment in TP Fund and collateral assets managed by Third Point LLC from the date of the transition.

	2018
	Long	Short	Net
Equity	(8.7)%	0.1%	(8.6)%
Credit	—%	(0.2)%	(0.2)%
Other	(2.8)%	0.8%	(2.0)%
Net investment return on investments managed by Third Point LLC	(11.5)%	0.7%	(10.8)%

S&P 500 Total Return Index			(4.4)%

	2017
	Long	Short	Net
Equity	21.5%	(4.6)%	16.9%
Credit	0.7%	(0.6)%	0.1%
Other	1.8%	(1.1)%	0.7%
Net investment return on investments managed by Third Point LLC	24.0%	(6.3)%	17.7%

S&P 500 Total Return Index			21.8%

	2016
	Long	Short	Net
Equity	1.5%	(2.9)%	(1.4)%
Credit	6.4%	(0.4)%	6.0%
Other	0.5%	(0.9)%	(0.4)%
Net investment return on investments managed by Third Point LLC	8.4%	(4.2)%	4.2%

S&P 500 Total Return Index			12.0%
Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC.  Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund.  In addition, the Collateral Assets are managed by Third Point LLC from the effective date.  See Note 4 to our consolidated financial statements for additional information.  The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investment in TP Fund and collateral assets from the date of transition.  Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund's investment manager.
For the year ended December 31, 2018, the net investment results were primarily attributable to losses generated by long equity investments, a merger arbitrage position, and exposure to cyclical sectors negatively impacted by slowing global growth.  Short selling generated positive returns and mitigated further losses in equities.  The credit portfolio produced a modest overall loss.  The asset-backed securities portfolio’s gains were reduced by losses in corporate credit.

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
The other key changes in our consolidated results for the years ended December 31, 2018 compared to the prior year periods were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate activities include allocations of payroll and related costs for certain executives and non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. The decrease in general and administrative expenses related to corporate activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a decrease in our annual incentive plan compensation expense, partially offset by higher stock compensation expense in the current year. Our annual incentive plan is based on the Company’s return on average equity and the combined ratio.
The increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in our annual incentive plan compensation expense where we did not achieve the threshold performance target in 2016, lower share compensation expense in 2016 due to forfeitures and fewer restricted shares with performance and service conditions considered probable of vesting, partially offset by separation costs in 2016.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The decrease in other expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to two deposit contracts that were commuted in 2018, resulting in gains recognized. We also revised estimates of underlying assumptions in the current year period on certain deposit liability contracts resulting in a decrease in other expenses compared to the prior year period.
The increase in other expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts in the year ended December 31, 2016 that resulted in a decrease in other expenses.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Gains (Losses)
The foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which had strengthened during the current year period compared to the prior year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) on loss and loss adjustment expense reserves in the current year periods were offset by corresponding foreign exchange gains (losses) included in net investment income (loss) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 7A. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 16 to our consolidated financial statements for additional information regarding income taxes. The decrease in income tax expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries.
Segment Results—Years ended December 31, 2018, 2017 and 2016
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the year over year changes for the Property and Casualty Reinsurance segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	($ in thousands)
Gross premiums written	$578,252	$641,620	$(63,368)	$617,374	$24,246
Gross premiums ceded	(19,895)	(2,475)	(17,420)	(2,325)	(150)
Net premiums earned	621,442	547,058	74,384	590,190	(43,132)
Loss and loss adjustment expenses incurred, net	438,414	370,058	68,356	395,932	(25,874)
Acquisition costs, net	206,498	188,904	17,594	222,150	(33,246)
General and administrative expenses	18,635	30,656	(12,021)	22,160	8,496
Net underwriting income (loss)	$(42,105)	$(42,560)	$455	$(50,052)	$7,492
Underwriting ratios (1):
Loss ratio	70.6%	67.6%	3.0%	67.1%	0.5%
Acquisition cost ratio	33.2%	34.5%	(1.3)%	37.6%	(3.1)%
Composite ratio	103.8%	102.1%	1.7%	104.7%	(2.6)%
General and administrative expense ratio	3.0%	5.6%	(2.6)%	3.8%	1.8%
Combined ratio	106.8%	107.7%	(0.9)%	108.5%	(0.8)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:

•
The majority of our gross written premium is derived from a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;

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
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	($ in thousands)
Property	$9,070	1.6%	$136,999	21.4%	$98,334	15.9%
Casualty	235,789	40.8%	269,759	42.0%	213,050	34.5%
Specialty	259,173	44.8%	125,511	19.6%	305,990	49.6%
Total prospective reinsurance contracts	504,032	87.2%	532,269	83.0%	617,374	100.0%
Retroactive reinsurance contracts	74,220	12.8%	109,351	17.0%	—	—%
	$578,252	100.0%	$641,620	100.0%	$617,374	100.0%
The decrease in gross premiums written of $63.3 million, or 9.9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 was driven by:
Factors resulting in decreases:

•
We recognized a net increase in premium of $160.9 million in the year ended December 31, 2018 compared to a net increase of $301.7 million in the twelve months ended December 31, 2017 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•
We recognized $108.5 million of premium in the year ended December 31, 2017 related to contracts that we did not renew in the year ended December 31, 2018 as a result of underlying pricing, terms and conditions.

•
Changes in renewal premiums for the year ended December 31, 2018 resulted in a net decrease in premiums of $21.2 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $12.0 million and $25.6 million the years ended December 31, 2018 and 2017, respectively. The increases in premium estimates for the year ended December 31, 2018 and 2017 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

Factor resulting in an increase:

•
For the year ended December 31, 2018, we wrote $220.8 million of new premium, of which $122.8 million was specialty business, including one multi-line contract covering casualty and specialty risks for $101.1 million, $83.4 million was casualty business and $14.6 million was property business.

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

•
We recorded increases in premium estimates relating to prior periods of $25.6 million and $106.6 million for the years ended December 31, 2017 and 2016, respectively. The increase in premium estimates for the year ended December 31, 2017 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. The significant increase in premium estimates for the year ended December 31, 2016 was primarily due to the following factors:

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
Gross Premiums Ceded
The increase in gross premiums ceded for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a new ceded contract covering certain of our 2018 mortgage contracts.
Gross premiums ceded for the year ended December 31, 2017 compared to the year ended December 31, 2016 were consistent.
Net Premiums Earned
The increase in net premiums earned for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a higher in-force underwriting portfolio, partially offset by retroactive exposures in reinsurance contracts that were written and fully earned in the prior year period of $109.4 million compared to $74.2 million for the year ended December 31, 2018.

The decrease in net premiums earned for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a lower in-force underwriting portfolio. The decrease was partially offset by $109.4 million of new retroactive exposures in reinsurance contracts that were written and fully earned in the year ended December 31, 2017 compared to no retroactive reinsurance contracts written in the year ended December 31, 2016.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in mix of business, a higher in-force underwriting portfolio, prior years’ reserve development and catastrophe losses in 2018.
In the year ended December 31, 2018, we incurred $18.5 million of catastrophe losses, or 3.0 percentage points on the combined ratio, related to the California wildfires and other catastrophe events compared to $5.3 million in the year ended December 31, 2017, or 1.0 percentage point, relating to the 2017 catastrophe events. Although we have not specifically written property catastrophe contracts in 2018 or in prior years, we were exposed to California wildfire losses through liability reinsurance of the utilities in California during 2018. As a result, we recorded $11.3 million of losses relating to the liability exposure from the California utilities. The remainder of the $18.5 million in total catastrophe losses related to incidental exposure that we had to catastrophic events on two Florida homeowners contracts (Hurricane Michael) and on two whole account reinsurance contracts.
The following is a summary of the net impact from loss reserve development for the years ended December 31, 2018, 2017 and 2016:
For the year ended December 31, 2018, we recognized $12.9 million, or 2.1 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates. The $12.9 million of net favorable prior years’ reserve development for the year ended December 31, 2018 was accompanied by net increases of $7.7 million, or 1.2 percentage points on the combined ratio, in acquisition costs resulting in a $5.2 million, or 0.8 percentage points on the combined ratio, improvement in net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:

•
$15.8 million of net favorable underwriting loss development relating to workers’ compensation, multi-line and credit and financial lines contracts. The favorable development was the result of better than expected loss experience and was partially offset by;

•	$10.5 million of net adverse underwriting loss development primarily relating to our general liability and homeowners’ contracts, as a result of worse than expected loss experience.
For the year ended December 31, 2017, we incurred $22.3 million, or 4.1 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates. The $22.3 million of net favorable prior years’ reserve development for the year ended December 31, 2017 was accompanied by net increases of $19.8 million, or 3.6 percentage points on the combined ratio, in acquisition costs, resulting in a $2.5 million, or 0.5 percentage points on the combined ratio, improvement in net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:

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

For the year ended December 31, 2016, we incurred $10.5 million, or 1.8 percentage points on the combined ratio, of net adverse prior years’ reserve development as a result of increases in loss reserve estimates. The $10.5 million of net adverse prior years’ reserve development for the year ended December 31, 2016 was accompanied by net increases of

$2.0 million, or 0.3 percentage points on the combined ratio, in acquisition costs, resulting in a net adverse development of $12.5 million in net underwriting results, or 2.1 percentage points on the combined ratio. The net underwriting results impact of the adverse loss development was due to:

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
The increase in acquisition costs, net, for the year ended December 31, 2018 was primarily due to a change in mix of business resulting in a higher acquisition cost expense amount.
The decrease in acquisition costs, net, for the year ended December 31, 2017 was primarily due to a retroactive reinsurance contracts with a low acquisition cost ratio in the year ended December 31, 2017 compared to no retroactive reinsurance contracts in the year ended December 31, 2016. Also impacting the difference is lower earned premiums in the year ended December 31, 2017 resulting in a lower acquisition cost expense amount.
See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the year ended December 31, 2018 compared to the year ended December 31, 2017 was the result of lower payroll related costs primarily due to lower annual incentive plan compensation expense accruals, partially offset by higher stock compensation expense and professional fees. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was lower for the year ended December 31, 2018 compared to the year ended December 31, 2017 to reflect the lower performance of the Company in the year relative to the incentive plan compensation performance metrics. The higher stock compensation expense is a result of an increase of our accruals for restricted shares with performance conditions reflecting improvement in our projected underwriting results. The increase in professional fees is primarily due to legal, accounting and consulting fees incurred in conjunction with the investment restructuring.
The increase in general and administrative expenses related to corporate activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in our annual incentive plan compensation expense, partially offset by lower stock compensation expense in 2017 and separation costs in 2016.
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
In addition, we refer to certain financial metrics such as net investment return on investments managed by Third Point LLC, which is an important metric to measure the performance of TP Fund’s investment manager, Third Point LLC. A more detailed description of this financial metric is included below. We also refer to other generic performance metrics which are described and explained in this subsection. As a result of the change in the Company’s investment account structure described in Note 4 to the accompanying consolidated financial statements, we no longer calculate investment income on float.
Non-GAAP Financial Measures
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC.  Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund.  In addition, the Collateral Assets are managed by Third Point LLC from the effective date.  See Note 4 to our consolidated financial statements for additional information.  The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investment in TP Fund and collateral assets from the date of transition.  Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund's investment manager.
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
The following table sets forth the computation of book value per share, basic book value per share and diluted book value per share as of December 31, 2018, 2017 and 2016 :

	2018	2017	2016
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,204,574	$1,656,089	$1,414,051
Effect of dilutive warrants issued to founders and an advisor (1)	—	46,512	46,512
Effect of dilutive stock options issued to directors and employees (1)	—	51,422	52,930
Diluted book value per share numerator:	$1,204,574	$1,754,023	$1,513,493
Basic and diluted book value per share denominator:
Common shares outstanding	93,639,610	103,282,427	105,856,531
Unvested restricted shares	(2,025,113)	(1,873,588)	(1,682,783)
Basic book value per share denominator:	91,614,497	101,408,839	104,173,748
Effect of dilutive warrants issued to founders and an advisor (1)	—	4,651,163	4,651,163
Effect of dilutive stock options issued to directors and employees (1)	—	5,123,531	5,274,333
Effect of dilutive restricted shares issued to directors and employees (2)	1,209,285	905,412	878,529
Diluted book value per share denominator:	92,823,782	112,088,945	114,977,773

Basic book value per share	$13.15	$16.33	$13.57
Diluted book value per share	$12.98	$15.65	$13.16

(1)	As a result of the Company’s share price being under the minimum strike price for warrants and options as of December 31, 2018, there was no dilution from warrants and stock options.

(2)
As of December 31, 2018, the effect of dilutive restricted shares issued to directors and employees was comprised of 24,065 restricted shares with a service condition only and 1,185,220 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders, as presented, is a non-GAAP financial measure. Return on beginning shareholders’ equity attributable to Third Point Re common shareholders is calculated by dividing net income (loss) available to Third Point Re common shareholders by the beginning shareholders’ equity attributable to Third Point Re common shareholders. We believe that return on beginning shareholders’ equity attributable to Third Point Re common shareholders is an important measure because it assists our management and investors in evaluating the Company’s profitability. For the years ended December 31, 2018 and 2017, we have also adjusted the beginning shareholders’ equity attributable to Third Point Re common shareholders for the impact of the shares repurchased on a weighted average basis. For a period where there was a loss, this adjustment decreased the stated returns on beginning shareholders’ equity and for a period where there was a gain, this adjustment increased the stated returns on beginning shareholders’ equity.

Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the years ended December 31, 2018, 2017 and 2016 was calculated as follows:

	2018	2017	2016
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$(317,692)	$277,798	$27,635
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of year	1,656,089	1,414,051	1,379,726
Impact of weighting related to shareholders’ equity from shares repurchased	(65,120)	(29,038)	(4,363)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of year	$1,590,969	$1,385,013	$1,375,363
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	(20.0)%	20.1%	2.0%
Other Financial Metrics
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 24 to our consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s underwriting profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 24 to our consolidated financial statements.
Liquidity and Capital Resources
Liquidity Requirements
Third Point Re is a holding company and has no substantial operations of its own. Its cash needs primarily consist of the payment of corporate expenses. Its assets consist primarily of its investments in subsidiaries. Third Point Re’s ability to pay expenses or dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries. Cash at the subsidiaries is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, general and administrative expenses and to purchase investments.
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
As of December 31, 2018, Third Point Re BDA could pay dividends to Third Point Re of approximately $260.8 million (December 31, 2017 - $357.5 million). Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to comply with the Net Worth Maintenance Agreement, we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends ultimately to Third Point Re of approximately $1.4 million as of December 31, 2018 (December 31, 2017 - $24.3 million).
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re BDA or Third Point Re USA to Third Point Re.
Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 13 to our consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to fund share repurchases. See Note 17 to our consolidated financial statements for detailed information on our share repurchases.
For additional commitments and contingencies that may affect our liquidity requirements see Note 23 to our consolidated financial statements.
Sources of Liquidity
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.
See Item 1. “Business” and Note 4 to our consolidated financial statements for information regarding the LPA and transition of our investment structure from a separate account structure to TP Fund. We expect our overall investment exposures, returns, fees paid to Third Point LLC and TP GP as well as the investment guidelines, liquidity and redemption rights to be generally similar under the LPA and TP Fund IMA compared to what would have been expected under the separate accounts managed under the JV Agreements, assuming similar underlying investment portfolio returns and exposure levels. However, there can be no assurance of such results.
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the LPA to withdraw from the TP Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations.
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
Operating, investing and financing cash flows for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	($ in thousands)
Net cash provided by (used in) operating activities	$13,387	$(78,536)	$4,771
Net cash provided by (used in) investing activities	377,556	265,245	(85,253)
Net cash provided by (used in) financing activities	(226,939)	53,733	38,051
Net increase (decrease) in cash, cash equivalents and restricted cash	164,004	240,442	(42,431)
Cash, cash equivalents and restricted cash at beginning of year	549,333	308,891	351,322
Cash, cash equivalents and restricted cash at end of year	$713,337	$549,333	$308,891
Operating Activities
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The increase in cash flows from operating activities in the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to higher net reinsurance receipts, corresponding to premium receipts less losses paid and acquisition costs paid partially offset by higher general and administrative expenses paid.
The decrease in cash flows from operating activities in the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to lower net reinsurance receipts from our reinsurance operations.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund or collateral assets. The amount of net reinsurance receipt can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows provided by (used in) investing activities primarily reflects investment activities in our separate account investment structure prior to the change in investment account structure and the net cash redemptions from TP Fund after such change. The transfer of the net investment assets and liabilities to TP Fund, as described in Note 4 to our consolidated financial statements, had limited impact on our liquidity. Cash flows provided by investing activities for the years ended December 31, 2018 and 2017 primarily relates to net redemptions and the proceeds from the sale and maturity of certain investments used to fund cash flows from operations and share repurchases of $138.7 million and $40.9 million, respectively. Cash flows used in investing activities for the years ended December 31, 2016 primarily reflects the investment of float generated from our reinsurance operations, including the net proceeds from deposit liability contracts.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2018 consisted of $138.7 million for shares repurchased and $98.0 million of net withdrawals from total noncontrolling interests. Cash flows used in financing activities for the year ended December 31, 2017 consisted of $74.0 million of net contributions from total noncontrolling interests and contributions received on deposit liability contracts of $19.1 million, partially offset by $40.9 million for shares repurchased. Cash flows provided by financing activities for the year ended December 31, 2016 consisted of contributions received on deposit liability contracts and proceeds from the exercise of stock options, partially offset by $7.4 million of shares repurchased.
For the period from inception until December 31, 2018, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments decreased by $18.8 million, or 2.2%, to $848.8 million as of December 31, 2018 from $867.6 million as of December 31, 2017. The decrease was primarily due to the issuance of letters of credit through our unsecured facility. In addition, we are now investing a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 13 to our consolidated financial statements for additional information regarding our letter of credit facilities.
As of December 31, 2018, $349.2 million (December 31, 2017 - $250.5 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of December 31, 2018.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of December 31, 2018, total cash and cash equivalents with a fair value of $204.0 million (December 31, 2017 - $250.5 million) was pledged as collateral against the letters of credit issued. Prior to the change in the investment account structure, our ability to post collateral securing letters of credit and certain reinsurance contracts depended in part on our ability to borrow against certain assets in our investment accounts through prime brokerage arrangements. As a result of the change in our investment account structure, we no longer borrow from prime brokers to post cash collateral for cash secured letter of credit agreements but hold sufficient cash to post collateral securing letters of credit and certain reinsurance contracts outside of our investments in TP Fund. See Note 4 for additional information regarding the impact of the investment restructuring including the investment of collateral by Third Point LLC under the Collateral IMA.
Unsecured Revolving Credit and Letter of Credit Facility Agreement
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into a one-year, $200.0 million Unsecured Revolving Credit and letter of Credit Facility Agreement with various financial institutions (the “Credit Agreement”) to support obligations in connection with our reinsurance business written by Third Point Re BDA and Third Point Re USA. The Credit Agreement expires on July 30, 2019. The Credit Agreement is fully and unconditionally guaranteed by Third Point Re.

Financial Condition
Shareholders’ equity
As of December 31, 2018, total shareholders’ equity was $1,204.6 million compared to $1,661.5 million as of December 31, 2017. The decrease was primarily due to a net loss available to Third Point Re common shareholders of $317.7 million and share repurchases of $138.7 million.
Investments
As of December 31, 2018, total cash and net investments managed by Third Point LLC was $2,134.1 million, compared to $2,589.9 million as of December 31, 2017. The decrease was primarily due to the net investment loss on net investments managed by Third Point LLC of $251.6 million and net redemptions of $197.6 million, primarily to fund share repurchases and cash flows from operations.
Contractual Obligations
On February 13, 2015, TPRUSA issued Senior Notes in the aggregate principal amount of $115.0 million. The Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Senior Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes.
The indenture governing the Senior Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Senior Notes, certain of our existing or future subsidiaries may be required to guarantee the Senior Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Senior Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Senior Notes). As of December 31, 2018, we were in compliance with all of the covenants under the indenture governing the Senior Notes, and during the year then ended, no event requiring an increase in the interest rate applicable to the Senior Notes occurred.
Our contractual obligations as of December 31, 2018 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Senior Notes due 2025 (1)	$115,000	$—	$—	$—	$115,000
Scheduled interest payments (1)	52,325	8,050	16,100	16,100	12,075
Subtotal - Debt obligations	167,325	8,050	16,100	16,100	127,075
Loss and loss adjustment expense reserves (2)	937,157	202,189	301,310	224,925	208,733
Other operating agreements (3)	3,027	995	1,815	217	—
Rental leases (4)	2,049	935	1,075	39	—
Deposit liabilities (5)	145,342	13,198	30,088	33,941	68,115
	$1,254,900	$225,367	$350,388	$275,222	$403,923

(1)	See Note 13 to our consolidated financial statements for detailed information on our Senior Notes.

(2)
We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns by contract. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Policies and Accounting Estimates - Loss and Loss Adjustment Expense Reserves” for additional information.

(3)
We have an undivided 31.25% interest in an aircraft with NetJets Sales Inc. (“NetJets”), which expires on August 31, 2021. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees. We also have service agreements for information technology support services that expire on December 31, 2021 and December 31, 2023.

(4)
We lease office space at Point House in Pembroke, Bermuda. This five year lease expires on November 30, 2020. We also lease office space in Jersey City, New Jersey, U.S.A. This three year lease expires on February 28, 2022.

(5)
See Note 12 to our consolidated financial statements for detailed information on deposit liability contracts. For purposes of this contractual obligations table, we have included estimates of future interest accruals and the amount we expect the deposit liability contracts would settle for at their probable settlement dates.

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
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) premium revenue recognition including evaluation of risk transfer, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments, and (4) consolidation of variable interest entities. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
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
During the year ended December 31, 2018, we recorded $12.0 million of changes in premium estimates on prior years’ contracts (2017 - $25.6 million and 2016 - $106.6 million). There was a $0.7 million impact on net income of these changes in premium estimates for the year ended December 31, 2018 (2017 - $(0.8) million and 2016 - $1.0 million).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Property and Casualty Reinsurance” for additional information on changes in premium estimates.
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to recognizing premiums written and is based, in part, on the use of actuarial pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we use deposit accounting. See Note 12 to our consolidated financial statements for additional information on deposit contracts entered into to date.
Loss and Loss Adjustment Expense Reserves
See Note 9 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding loss and loss adjustment expense reserves including reserving methodologies and additional information on loss development.
Sensitivity Analysis
The table below shows the impact of reasonably likely changes to our actuarial estimates of our client’s ceded loss on the following: loss and loss adjustment expense reserves, net; acquisition costs, net; net underwriting loss and shareholders’ equity as of and for the year ended December 31, 2018. Since many contracts that we write have sliding scale commissions, profit commissions, loss corridors or other loss mitigating features that adjust with or offset the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
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

	10% increase in ultimate loss and loss adjustment expenses, net	10% decrease in ultimate loss and loss adjustment expenses, net
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$134,538	$(157,892)
Acquisition costs, net	(4,484)	49,120
Increase (decrease) in net underwriting loss	130,054	(108,772)
Total shareholders’ equity	$1,204,574	$1,204,574
Increase (decrease) in shareholders’ equity	(10.8)%	9.0%
Fair value measurements
See Note 5 to our consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements. In addition to the framework discussed in Note 5, we perform several processes to ascertain the reasonableness of the valuation of all of our investments comprising our investment portfolio. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from Third Point LLC, (ii) obtaining and reviewing monthly NAV and investment return reports received directly from the Company’s third-party fund administrator, which are compared to the reports noted in (i), and (iii) monthly update discussions with Third Point LLC regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from third party service providers.
Consolidation of variable interest entities
The consolidated financial statements include the accounts of all subsidiaries in which we have a controlling interest and the accounts of variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary may include risk and reward sharing, experience and financial condition of other parties, voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other parties, and other factors. Our accounting policy relating to VIEs is a critical accounting policy because the determination of whether an entity is a VIE and, if so, whether we are primary beneficiary, may require us to exercise significant judgment.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	commodity price risk;

•	credit risk;

•	liquidity risk; and

•	political risk.

Change in Investment Account Structure

As described in Note 4 to our consolidated financial statements, effective August 31, 2018, we transitioned from a separate account investment structure to an investment in the TP Fund, a related party investment fund. In addition, certain collateral assets held by Third Point Re BDA and Third Point Re USA will continue to be invested and managed by Third Point LLC. As a result of this transition, we remain exposed to many of the same market risks; however, these market risks are now risks associated with the investments underlying the TP Fund and no longer related to our direct holdings in the investments and securities.

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
As of December 31, 2018, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of December 31, 2018, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $70.3 million, or 3.3% of total net investments.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $490.6 million, or 13.2%, were written in currencies other than the U.S. dollar. As of December 31, 2018, loss and loss adjustment expense reserves included $223.2 million (December 31, 2017 - $177.2 million) and net reinsurance balances receivable included $82.4 million (December 31, 2017 - $27.0 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $165.7 million as of December 31, 2018 (December 31, 2017 - $179.9 million). The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2018, through our investment in TP Fund, the Company had total net short exposure to foreign denominated securities representing 11.9% of the Company’s investment in the TP Fund, including cash and cash equivalents of $254.0 million. As of December 31, 2017, our total net short exposure to foreign denominated securities represented 26.2% of our investment portfolio including cash and cash equivalents, of $695.0 million.
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of December 31, 2018:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$26,751	1.3%	$(26,751)	(1.3)%
Saudi Arabian Riyal	11,491	0.5%	(11,491)	(0.5)%
Swiss Franc	(13,529)	(0.6)%	13,529	0.6%
Other	680	—%	(680)	—%
Total	$25,393	1.2%	$(25,393)	(1.2)%
Interest Rate Risk
Our net investments managed by Third Point LLC, including investments underlying the TP Fund and Collateral Assets, includes interest rate sensitive securities, such as U.S. treasury securities and sovereign debt instruments, asset-backed securities (“ABS”), and interest rate options and derivatives. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effect of interest rate movements have historically not had a material impact on the performance of our net investments as managed by Third Point LLC, including investments underlying the TP Fund and Collateral Assets. However, Third Point LLC monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund and Collateral Assets, as of December 31, 2018:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
U.S. treasuries and sovereign debt instruments (1)	$(7,804)	(0.4)%	$9,220	0.4%
Asset-backed securities (2)	(2,465)	(0.1)%	2,478	0.1%
Net exposure to interest rate risk	$(10,269)	(0.5)%	$11,698	0.5%

(1)	Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on December 31, 2018. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, ABS and interest rate options was determined based on the interest rates and credit spreads applicable to each instrument individually. We and Third Point LLC periodically monitor TP Fund’s and our Collateral Assets’ net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.
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
As of December 31, 2018, the TP Fund had de minimis commodity exposure. As of December 31, 2017, we had a de minimis commodity exposure.
We and Third Point LLC periodically monitor TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S.mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely, monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $363.3 million, or 9.8%, of credit and financial lines premium since inception, of which $100.6 million was written in the year ended December 31, 2018. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
As of December 31, 2018 and through our investment in TP Fund, and as of December 31, 2017, through our investment portfolio managed by Third Point LLC, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	2018	2017
	($ in thousands)
Assets:
Asset-backed securities	$180,458	$225,499
Bank debt	24,299	14,550
Corporate bonds	75,131	77,086
Municipal bonds	25,505	—
Sovereign debt	3,864	26,134
Trade claims	167	7,496
Other debt securities	—	5,460
	$309,424	$356,225
Liabilities:
Corporate bonds	$11,141	$21,699
	$11,141	$21,699
As of December 31, 2018 through our investment in the TP Fund, and as of December 31, 2017, through our investment portfolio managed by Third Point LLC, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of December 31, 2018 and 2017, the largest concentration of our ABS holdings were as follows:

	2018		2017
	($ in thousands)
Reperforming loans	$118,595	65.7%	$160,354	71.1%
Market place loans	51,623	28.6%	52,584	23.3%
Other (1)	10,240	5.7%	12,561	5.6%
	$180,458	100.0%	$225,499	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.

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
Liquidity Risk
Certain of the investments underlying the TP Fund may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS which represent 14.1% (December 31, 2017 - 7.5%) of total net investments managed by Third Point LLC as of December 31, 2018. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of December 31, 2018, through our investment in the TP Fund, we had $877.2 million (December 31, 2017 - $2,202.4 million through our separate accounts) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Third Point Reinsurance Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Third Point Reinsurance Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 28, 2019

Item 9B. Other Information
On February 28, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended LPA with TP GP, which amended and restated the 2018 LPA, with effect from January 1, 2019.
The Amended LPA revised the management fee from 1.5% per annum to 1.25% per annum with effect from January 1, 2019. In addition, pursuant to the Amended LPA, TP GP shall notify us if Third Point LLC or its affiliates (either alone or together with a third party) form any Permitted Funds. The Amended LPA permits us to withdraw up to $250.0 million in 2019 and a separate $250.0 million during the period from January 1, 2020 through December 31, 2021 for the purpose of immediately investing such amounts in Permitted Funds.
Furthermore, the Amended LPA adjusted the loss carryforward terms of the LPA, which relate to the calculation of TP GP’s performance compensation under the LPA, to preserve the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund.
The term of the Amended LPA ends December 31, 2021, which is consistent with the term under the 2018 LPA. All other material terms of the Amended LPA remain consistent with the LPA.
A copy of the Amended LPA is furnished as Exhibit 10.33.1 to this Annual Report on Form 10-K and incorporated by reference herein. The foregoing description of the Amended LPA does not purport to be complete and is qualified in its entirety by reference to the full text of such document.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item relating to executive compensation is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information relating to this Item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information”.
The balance of the information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
The information required by this Item relating to principal accounting fees and services is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.

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

3.1.2	Amended and Restated Bye-laws of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018)
3.3	Certificate of Incorporation of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
3.4	Bylaws of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2015)
4.1*	Specimen Common Share Certificate
4.2*	Registration Rights Agreement, by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.3*	Warrant to Purchase Common Shares issued to KEP TP Holdings, L.P., dated as of December 22, 2011
4.4*	Warrant to Purchase Common Shares issued to KIA TP Holdings, L.P., dated as of December 22, 2011
4.6*	Warrant to Purchase Common Shares issued to P RE Opportunities Ltd., dated as of December 22, 2011
4.7*	Warrant Subscription Agreement, by and among Third Point Reinsurance Ltd. and each of the signatories thereto, dated as of December 22, 2011
4.8*	Agreement among Members by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
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
10.4.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of April 1, 2015 (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.4.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III dated as of May 4, 2016 (incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.4.3**
Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into on March 17, 2017, effective as of March 1, 2017 (incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.4.4**
Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of August 3, 2017 (incorporated by reference to Exhibit 10.4.4 to the to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.4.5
Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of April 1, 2018 (incorporated by reference to Exhibit 10.4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018)

10.5*&**	Share Incentive Plan
10.6*&**	Form of Restricted Share Award Agreement
10.6.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.6.2**	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.6.3**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.6.4**	Amendment to Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016)
10.6.4.1	Form of Employee Performance Restricted Shares Agreement (incorporated by referenced to Exhibit 10.6.4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)
10.6.5**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.5 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016)
10.7*&**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.8.1**	Schedule of Signatories to the Director Service Agreement
10.9**
Employment agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.9.1
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, entered into as of April 1, 2018.(incorporated by reference to Exhibit 10.9.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018)

10.10**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2017)
10.11**	Third Point Reinsurance Ltd. Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2017)
10.22*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011
10.23*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Company Ltd., dated as of December 22, 2011
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
10.29
Amended and Restated Director Compensation Policy dated May 9, 2018 Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)

10.30**
Amended and Restated Employment Agreement between Third Point Reinsurance Ltd. and Christopher S. Coleman, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015)

10.32**
Employment Agreement between Third Point Reinsurance Ltd. and Manoj Gupta, dated as of March 27, 2012 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015)

10.32.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj Gupta, dated as of February 26, 2015 (incorporated by reference to Exhibit 10.32.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015)

10.32.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta dated as of April 1, 2016 (incorporated by reference to Exhibit 10.32.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.32.3**
Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, entered into on March 17, 2017, effective as of March 1, 2017 (incorporate by reference to Exhibit 10.32.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017)

10.32.4**
Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, entered into as of August 3, 2017 (incorporated by reference to Exhibit 10.32.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.33
Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, between Third Point Advisors LLC, as General Partner, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., and the initial limited partner, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.33.1
Second Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, by and among Third Point Advisors LLC, as General Partner, Third Point Reinsurance Company Ltd. and Third Point Reinsurance (USA) Ltd., as Limited Partners, and Third Point Reinsurance Ltd., dated as of February 28, 2019.

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

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Third Point Enhanced LP Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney signed by each of the members of the Board of Directors on February 27, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of TP Enhanced Fund LP as of December 31, 2018 and for the period from September 3, 2018 (Commencement of Operations) to December 31, 2018.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 28, 2019.
THIRD POINT REINSURANCE LTD.
(Registrant)

By:	/s/ J. Robert Bredahl
Name: J. Robert Bredahl

Title:	Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
*		Chairman of the Board	February 28, 2019
Joshua L. Targoff

/s/ J. Robert Bredahl		Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
J. Robert Bredahl

/s/ Christopher S. Coleman		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
Christopher S. Coleman

*		Director	February 28, 2019
Steven E. Fass

*		Director	February 28, 2019
Rafe de la Gueronniere

*		Director	February 28, 2019
Gretchen A. Hayes

*		Director	February 28, 2019
Mary R. Hennessy

*		Director	February 28, 2019
Neil McConachie

*		Director	February 28, 2019
Mark Parkin

* By:	/s/ Janice Weidenborner
Name: Title:	Janice Weidenborner Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Third Point Reinsurance Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

Hamilton, Bermuda
February 28, 2019

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2018	December 31, 2017
Assets
Investment in related party investment fund, at fair value (cost - $1,564,850; 2017 - N/A) (1)	$1,284,004	$—
Equity securities, trading, at fair value (cost - N/A; 2017 - $1,868,735)	—	2,283,050
Debt securities, trading, at fair value (cost - $252,362; 2017 - $711,322)	239,640	675,158
Other investments, at fair value	84	37,731
Total investments in securities	1,523,728	2,995,939
Cash and cash equivalents	104,183	8,197
Restricted cash and cash equivalents	609,154	541,136
Due from brokers	1,411	305,093
Derivative assets, at fair value	—	73,372
Interest and dividends receivable	1,316	3,774
Reinsurance balances receivable	602,448	476,008
Deferred acquisition costs, net	203,842	258,793
Unearned premiums ceded	17,552	1,049
Loss and loss adjustment expenses recoverable	2,031	1,113
Other assets	20,569	7,320
Total assets	$3,086,234	$4,671,794
Liabilities
Accounts payable and accrued expenses	$7,261	$34,632
Reinsurance balances payable	69,701	41,614
Deposit liabilities	145,342	129,133
Unearned premium reserves	602,936	649,518
Loss and loss adjustment expense reserves	937,157	720,570
Securities sold, not yet purchased, at fair value	—	394,278
Securities sold under an agreement to repurchase	—	29,618
Due to brokers	—	770,205
Derivative liabilities, at fair value	—	14,503
Participation agreement with related party investment fund	2,297	—
Interest and dividends payable	3,055	4,275
Senior notes payable, net of deferred costs	113,911	113,733
Total liabilities	1,881,660	2,902,079
Commitments and contingent liabilities
Redeemable noncontrolling interests in related party	—	108,219
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (Issued: 2018 - 93,639,610; 2017 - 107,227,347; Outstanding: 2018 - 93,639,610; 2017 - 103,282,427)	9,364	10,723
Treasury shares (2018 - 0; 2017 - 3,944,920)	—	(48,253)
Additional paid-in capital	918,882	1,099,599
Retained earnings	276,328	594,020
Shareholders’ equity attributable to Third Point Re common shareholders	1,204,574	1,656,089
Noncontrolling interests in related party	—	5,407
Total shareholders' equity	1,204,574	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$3,086,234	$4,671,794

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.
(1) Effective August 31, 2018, Third Point Re and the TPRE Limited Partners entered into the 2018 LPA to invest in TP Fund, a related party investment fund.  As a result, substantially all assets and related liabilities were transferred from the Company’s separate accounts to TP Fund and the TPRE Limited Partners received limited partnership interests in TP Fund in exchange. The TPRE Limited Partners no longer directly hold their invested assets and liabilities but instead, hold an investment in TP Fund. See Notes 4 and 11 for additional information regarding the LPA and TP Fund.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2018, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2018	2017	2016
Revenues
Gross premiums written	$578,252	$641,620	$617,374
Gross premiums ceded	(19,895)	(2,475)	(2,325)
Net premiums written	558,357	639,145	615,049
Change in net unearned premium reserves	63,085	(92,087)	(24,859)
Net premiums earned	621,442	547,058	590,190
Net investment loss from investment in related party investment fund (1)	(280,847)	—	—
Net investment income before management and performance fees to related parties	59,259	522,664	158,532
Management and performance fees to related parties	(29,845)	(130,711)	(59,707)
Net investment income (loss)	(251,433)	391,953	98,825
Total revenues	370,009	939,011	689,015
Expenses
Loss and loss adjustment expenses incurred, net	438,414	370,058	395,932
Acquisition costs, net	206,498	188,904	222,150
General and administrative expenses	36,241	53,103	39,367
Other expenses	9,610	12,674	8,387
Interest expense	8,228	8,225	8,231
Foreign exchange (gains) losses	(7,503)	12,300	(19,521)
Total expenses	691,488	645,264	654,546
Income (loss) before income tax (expense) benefit	(321,479)	293,747	34,469
Income tax (expense) benefit	4,010	(11,976)	(5,593)
Net income (loss)	(317,469)	281,771	28,876
Net income attributable to noncontrolling interests in related party	(223)	(3,973)	(1,241)
Net income (loss) available to Third Point Re common shareholders	$(317,692)	$277,798	$27,635
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(3.27)	$2.71	$0.26
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(3.27)	$2.64	$0.26
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	97,054,315	102,264,094	104,060,052
Diluted	97,054,315	105,227,038	105,563,784

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.
(1) See Notes 4 and 11 for additional information regarding the 2018 LPA and related management and performance fees. As a result of the 2018 LPA, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the LPA. Management and performance fees incurred prior to the effective date of the LPA are reflected in management and performance fees to related parties.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017 and 2016
(expressed in thousands of U.S. dollars)

	2018	2017	2016
Common shares
Balance, beginning of year	$10,723	$10,650	$10,548
Issuance of common shares, net	67	73	102
Common shares repurchased and retired	(1,426)	—	—
Balance, end of year	9,364	10,723	10,650
Treasury shares
Balance, beginning of year	(48,253)	(7,389)	—
Repurchase of common shares	—	(40,864)	(7,389)
Retirement of treasury shares	48,253	—	—
Balance, end of year	—	(48,253)	(7,389)
Additional paid-in capital
Balance, beginning of year	1,099,599	1,094,568	1,080,591
Issuance of common shares, net	(141)	1,432	5,039
Share compensation expense	4,956	3,599	8,938
Common shares repurchased and retired	(185,532)	—	—
Balance, end of year	918,882	1,099,599	1,094,568
Retained earnings
Balance, beginning of year	594,020	316,222	288,587
Net income (loss)	(317,469)	281,771	28,876
Net income attributable to noncontrolling interests in related party	(223)	(3,973)	(1,241)
Balance, end of year	276,328	594,020	316,222
Shareholders’ equity attributable to Third Point Re common shareholders	1,204,574	1,656,089	1,414,051
Noncontrolling interests in related party	—	5,407	35,674
Total shareholders’ equity	$1,204,574	$1,661,496	$1,449,725

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017 and 2016
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2018	2017	2016
Operating activities
Net income (loss)	$(317,469)	$281,771	$28,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation expense	4,956	3,599	8,938
Net interest expense (income) on deposit liabilities	(1,273)	2,800	(164)
Net realized and unrealized gain on investments and derivatives	(34,145)	(480,045)	(105,262)
Net realized and unrealized loss on investment in related party investment fund (1)	280,847	—	—
Net foreign exchange (gains) losses	(7,503)	12,300	(19,521)
Amortization of premium and accretion of discount, net	4,134	473	5,118
Changes in assets and liabilities:
Reinsurance balances receivable	(120,620)	(86,606)	(86,612)
Deferred acquisition costs, net	54,951	(37,175)	(24,525)
Unearned premiums ceded	(16,503)	(354)	(508)
Loss and loss adjustment expenses recoverable	(918)	(1,112)	124
Other assets	(13,486)	9,137	(4,619)
Interest and dividends receivable, net	(2,716)	3,563	3,225
Unearned premium reserves	(46,582)	92,442	25,366
Loss and loss adjustment expense reserves	225,670	97,922	156,644
Accounts payable and accrued expenses	(24,684)	24,212	(2,095)
Reinsurance balances payable	28,728	(1,463)	19,786
Net cash provided by (used in) operating activities	13,387	(78,536)	4,771
Investing activities
Net redemptions from related party investment fund (1)	6,342	—	—
Change in participation agreement with related party investment fund (1)	(20,852)	—	—
Purchases of investments	(3,483,319)	(3,099,525)	(3,729,944)
Proceeds from sales and maturities of investments	3,475,515	3,228,251	3,504,598
Purchases of investments to cover short sales	(853,798)	(791,753)	(1,264,404)
Proceeds from short sales of investments	800,508	1,048,552	1,046,422
Change in due to/from brokers, net	482,778	(149,898)	367,019
Increase (decrease) in securities sold under an agreement to repurchase	(29,618)	29,618	(8,944)
Net cash provided by (used in) investing activities	377,556	265,245	(85,253)
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	—	1,505	5,141
Taxes paid on withholding shares	(74)	—	—
Purchases of Third Point Re common shares under share repurchase program	(138,705)	(40,864)	(7,389)
Increase in deposit liabilities, net	9,790	19,113	22,023
Change in total noncontrolling interests in related party, net	(97,950)	73,979	18,276
Net cash provided by (used in) financing activities	(226,939)	53,733	38,051
Net increase (decrease) in cash, cash equivalents and restricted cash	164,004	240,442	(42,431)
Cash, cash equivalents and restricted cash at beginning of year	549,333	308,891	351,322
Cash, cash equivalents and restricted cash at end of year	$713,337	$549,333	$308,891
Supplementary information
Interest paid in cash	$25,578	$21,394	$23,027
Income taxes paid in cash	$7,274	$7,810	$5,950
Non-cash transfer of net investment assets to the related party investment fund (1)	$1,571,191	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.
(1) Effective August 31, 2018, Third Point Re entered into the 2018 LPA to invest in TP Fund, a related party investment fund.  See Note 4 for additional information regarding the non-cash transfer of net investment assets.

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
These consolidated financial statements include the results of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All intercompany accounts and transactions have been eliminated.
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
Cash, cash equivalents and restricted cash
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
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
Reinsurance
Reinsurance recoverables include claims we paid and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine our ability to cede unpaid losses and loss adjustment expenses under our existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for losses and loss adjustment expenses for which the Company has not been relieved of its legal obligations to the policyholder are reported as assets.
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2018, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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
Investments
Investments - Trading
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
Investment in related party investment fund
The Company invests in TP Fund, a related party investment fund. The Company’s investment in TP Fund is stated at its fair value, that generally represents the Company’s proportionate interest in TP Fund as reported by the fund based on the net asset value (“NAV”) provided by the fund administrator. Increases or decreases in such fair value are recorded within net investment income from investment in related party investment fund in the Company’s consolidated statements of income. Realized gains or losses upon any redemptions of investments in TP Fund are calculated using the weighted average method. The Company records contributions and withdrawals related to its investments in TP Fund on the transaction date.
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
For share purchase options or restricted share awards granted that contain both a service and performance condition, the Company recognizes share compensation expense only for the portion of the options or restricted share awards that are considered probable of vesting. Share compensation for share purchase options or restricted share awards considered probable of vesting are expensed over the service (vesting) period on a graded vesting basis. The probability of share purchase options or restricted share awards vesting is evaluated at each reporting period.  When the share purchase options or restricted share awards are considered probable of vesting, the Company records a true up of share compensation expense from the grant date (service inception date) to the current reporting period end based on the fair value of the options or restricted share awards at the grant date.
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
Prior to the change in the investment account structure, certain of the Company's investments were denominated in foreign currencies and thus, were subject to the risk associated with foreign currency fluctuations. These investments were translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investments and income and expenses denominated in foreign currencies were translated in U.S. dollar amounts on the respective dates of such transactions. The Company did not isolate the portion of the net investment income (loss) resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held within the total net investments managed by Third Point LLC. Periodic payments received or paid on swap agreements were recorded as realized gain or loss on investment transactions. Such fluctuations are included within net investment income (loss) in the consolidated statements of income (loss).
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
The Company recognized uncertain tax positions related to certain investment transactions in foreign jurisdictions. The Company records its uncertain tax positions based on an estimate of the potential liability, including potential interests and penalties, arising from its investment transactions conducted in foreign countries. The changes in the Company’s uncertain tax position is included in income tax expense (benefit) in the Company’s consolidated statements of income (loss).

Variable interest entities
The Company accounts for variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810 Consolidation, which requires the consolidation of all VIEs by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and that will absorb a portion of the VIE’s expected losses or residual returns that could potentially be significant to the VIE. For VIEs the Company determines it has a variable interest in, it determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
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
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company manages its business on the basis of one operating segment: Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange (gains) losses and income tax (expense) benefit.

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
Transfer of Financial Assets
The Company accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales, if any, would be included as realized gains (losses) within net investment income in the accompanying consolidated statements of income.
In instances where a transfer of financial assets does not qualify for sale accounting, the accounting guidance requires that the transaction be accounted for as a collateralized borrowing. Accordingly, the related assets remain on the Company’s consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions.
Prior year changes in the presentation of consolidated financial statements
The Company had previously included unearned premium ceded and loss and loss adjustment expenses recoverable in other assets in the consolidated balance sheets and changes in these balances in the consolidated statements of cash flows. These balances have grown and are now disclosed as separate line items in the consolidated balance sheets and changes in these balances in the consolidated statements of cash flows.
Recent accounting pronouncements
Adoption of New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 provides a framework, through a five-step process, for recognizing revenue from customers, improves comparability and consistency of recognizing revenue across entities, industries, jurisdictions and capital markets, and requires enhanced disclosures. Certain contracts with customers are specifically excluded from the scope of ASU 2014-09, including amongst others, insurance contracts accounted for under Accounting Standard Codification 944, Financial Services - Insurance. ASU 2014-09 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with retrospective adoption required for the comparative periods. Insurance contracts are specifically excluded from ASU 2014-09 and we do not currently have any other revenue generating activities for which this standard would be applicable. As a result, this new pronouncement did not have a material impact on the Company’s consolidated financial statements.
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This new accounting standard did not have a material impact on the Company’s consolidated financial statements since all of the Company’s investments are measured at fair market value as the Company's investments are classified as “trading securities” and therefore the change in unrealized gains (losses) are included in the consolidated statement of income (loss).

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to reduce diversity in practice and addresses eight specific issues in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. To date, the Company has not entered into any of the eight types of transactions addressed in ASU 2016-15. As a result, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Specifically, the Company should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and cash equivalents. An entity with a material balance of amounts generally described as restricted cash and cash equivalents must disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. As a result of the adoption of ASU 2016-18, the Company retrospectively classified its restricted cash and cash equivalents within the consolidated statement of cash flows and has included additional disclosures in accordance with ASU 2016-18 in its consolidated financial statements. Prior to adoption, changes in restricted cash had been presented within cash flow from investing activities. Consequently, the consolidated statement of cash flows for the years ended December 31, 2017 and 2016 include adjustments to increase (decrease) net cash provided by investing activities by $242.2 million and $(32.0) million, respectively.
In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 is intended to reduce diversity in practice and subsequent to its adoption, an entity will not apply modification accounting as a result of changes to terms and conditions of a share-based payment award if certain conditions are met. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This new accounting standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (ASU 2016-02). ASU 2016-02 intends to improve financial reporting related to leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-02 will require entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has evaluated the impact of this guidance; it is not expected to have a material impact on the Company’s consolidated financial statements as a result of the limited number of leases the Company currently has in place.
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
In October 2018, the FASB issued Accounting Standards Update 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (ASU 2018-17). The amendments in ASU 2018-17 for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. ASU 2018-17 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2018 and 2017:

	2018	2017
Cash and cash equivalents	$104,183	$8,197
Restricted cash securing letter of credit facilities (1)	203,953	250,487
Restricted cash securing reinsurance contracts (2)	405,201	290,649
Total cash, cash equivalents and restricted cash (3)	713,337	549,333
Restricted investments securing reinsurance contracts (2)	239,640	326,429
Total cash, cash equivalents, restricted cash and restricted investments	$952,977	$875,762

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

(3)	Cash, cash equivalents and restricted cash as reported in the Company’s consolidated statements of cash flows.
4. Investments
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA (the “TPRE Limited Partners”) entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. In accordance with the 2018 LPA, TP GP serves as the general partner of TP Fund. TP GP is beneficially owned by Daniel S. Loeb, a founder of the Company, and certain members of his family. Pursuant to the investment management agreement between Third Point LLC and TP Fund, dated July 31, 2018 (the “TP Fund IMA”), Third Point LLC is the investment manager for TP Fund (the “Investment Manager”). In addition, on July 31, 2018, the TPRE Limited Partners, and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners transferred certain net investment assets and related liabilities (collectively referred to as the “LP Transaction”) from their separate accounts to TP Fund, and TP Fund issued limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash were not transferred to TP Fund but are also managed by Third Point LLC under the Collateral Assets IMA, as defined below. Substantially all of the net investment assets were transferred as of September 4, 2018. The JV Agreements will be terminated on the date that all net investment assets have been transferred to TP Fund under the Subscription Agreement. The TP Fund investment strategy, as implemented by Third Point LLC, is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplem ents single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures.
On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into an investment management agreement with Third Point LLC (the “Collateral Assets IMA”), effective August 31, 2018, pursuant to which Third Point LLC serves as investment manager of certain collateral assets that will not be transferred to TP Fund (the “Collateral Assets”). The Collateral Assets IMA will continue in effect for so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The Collateral Assets are presented in the consolidated balance sheets within debt securities and restricted cash and are considered as part of total net investments managed by Third Point LLC.
On August 30, 2018, Third Point Re BDA and Third Point Re USA entered into a Participation Agreement with TP Fund (“the Participation Agreement”) pursuant to which Third Point Re BDA and Third Point Re USA granted to TP Fund all of the rights, benefits, liabilities, duties and obligations of all net investment assets that had not yet been transferred to TP Fund pursuant to the Subscription Agreement as of the effective date. For the net investment assets that were not transferred on September 4, 2018, the TPRE Limited Partners received limited partnership interests in TP Fund in exchange for transferring the rights, benefits, liabilities, duties and obligations for those net investment assets to TP Fund under the Participation Agreement. Third Point Re BDA and Third Point Re USA are obligated to transfer any remaining net investment assets to TP Fund and a liability corresponding to the estimated fair value of net investment assets not transferred at September 30, 2018 has been recorded in the Company’s consolidated balance sheet. For the period from September 4, 2018 to December 31, 2018, $2.8 million of net investment loss in the Company’s separate accounts was subject to the Participation Agreement and as a result, is included in net investment loss from investment in related party investment fund in the Company’s consolidated statements of income. As of December 31, 2018, the Company had $2.3 million of net investment assets that it had agreed to transfer pursuant to the Subscription Agreement but that had not been transferred to TP Fund, primarily consisting of cash and balances due from brokers.
Prior to transferring the financial assets and liabilities from the joint ventures to the TP Fund, the Company directly owned the investments held in its separate accounts that were managed by Third Point LLC. In addition, the joint ventures created through the JV Agreements were consolidated and the Company presented all of the underlying assets and liabilities held in the Company’s name on the Company’s consolidated balance sheets and relevant footnote disclosures.
As a result of the changes described above, the Company’s investment in TP Fund has been presented on the consolidated balance sheets as an investment in a related party investment fund. The transfer of the net investment assets was accounted for as a sale in accordance with the Company’s accounting policy for transfers of financial assets. Third Point Re BDA and Third Point Re USA received limited partnership interests in TP Fund corresponding to the fair value of the net investment assets transferred. The Company does not have continuing involvement with the transferred assets. There were no net gains or losses resulting from the transfer of net investment assets. For the year ended December 31, 2018, $1.6 billion of net investment assets was transferred from the Company’s separate investment accounts to TP Fund in exchange for limited partnership interests of the same amount, resulting in no gains or losses.

The following is a summary of the net investments managed by Third Point LLC as of December 31, 2018 and 2017:

	2018	2017
Assets
Total investments in securities, including investment in related party investment fund	$1,523,644	$2,995,097
Cash and cash equivalents	1,017	8
Restricted cash and cash equivalents	609,154	541,136
Due from brokers	1,411	305,093
Derivative assets, at fair value	—	73,372
Interest and dividends receivable	1,316	3,774
Total assets	2,136,542	3,918,480
Liabilities and noncontrolling interests in related party
Accounts payable and accrued expenses	114	5,137
Securities sold, not yet purchased	—	394,278
Securities sold under an agreement to repurchase	—	29,618
Due to brokers	—	770,205
Derivative liabilities, at fair value	—	14,503
Participation agreement with related party investment fund	2,297	—
Interest and dividends payable	—	1,218
Total noncontrolling interests in related party (1)	—	113,626
Total liabilities and noncontrolling interests in related party	2,411	1,328,585
Total net investments managed by Third Point LLC	$2,134,131	$2,589,895
(1) See Note 19 for additional information.
5. Fair value measurements
The following table presents the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2018:

	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury securities	$—	$197,312	$—	$197,312
Sovereign debt	—	42,328	—	42,328
Total debt securities	$—	$239,640	$—	239,640
Investments in funds valued at NAV				1,284,088
Total assets				$1,523,728
Liabilities
Derivative liabilities (embedded)	$—	$—	$22	$22
Total liabilities	$—	$—	$22	$22
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
Investments in funds valued at NAV
The Company values its investments in limited partnerships, including its investment in related party investment fund, at fair value. The Company has elected the practical expedient for fair value for these investments which is estimated based on the Company’s share of the net asset value (“NAV”) of the limited partnerships, as provided by the independent fund administrator, as the Company believes it represents the most meaningful measurement basis for the investment assets and liabilities. The NAV represents the Company’s proportionate interest in the members’ equity of the limited partnerships. The resulting net gains or net losses are reflected in the consolidated statements of income (loss). These investments are included in investment in funds valued at NAV and excluded from the presentation of investments categorized by the level of the fair value hierarchy.
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
In 2015, the Company made a $25.0 million investment in the Kiskadee Diversified Fund Ltd. (the “Kiskadee Fund”), a fund vehicle managed by Hiscox Insurance Company (Bermuda) Limited. The Kiskadee Fund invests in property catastrophe exposures through collateralized reinsurance transactions and other insurance-linked investments. During the year ended December 31, 2018, the Company redeemed $0.7 million (2017 - $26.7 million). The Company has elected the fair value option for this investment. This investment is included in investment in funds valued at NAV and is excluded from the presentation of investments categorized by level in the fair value hierarchy. The fair value is estimated based on the Company’s share of the NAV in the Kiskadee Fund, as provided by the investment manager, and was $0.1 million as of December 31, 2018 (December 31, 2017 - $0.8 million). The resulting net gains or losses are reflected in the consolidated statements of income (loss).
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
During the years ended December 31, 2018 and 2017, the Company made $nil reclassifications of assets or liabilities between Levels 1 and 2.
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
Free standing derivatives
The Company’s free standing derivatives were recorded at fair value, and were included in the consolidated balance sheets in derivative assets and derivative liabilities. Third Point LLC valued exchange-traded derivatives at their last sales price on the exchange where they were primarily traded. OTC derivatives, which include swap, option, swaption, forward, future and contract for differences, were valued by an industry recognized third party valuation vendor when available; otherwise, fair values were obtained from broker quotes that were based on pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.
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

The total change in unrealized gains (losses) on equity and debt securities held at the year ended December 31, 2018 were $nil and $(6.7) million, respectively (2017 - $330.4 million and $(12.4) million, and 2016 - $106.2 million and $16.9 million, respectively).
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2018 and 2017:

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales (1)	Realized and Unrealized Gains(Losses) (2)	December 31, 2018
Assets
Private common equity securities	$4,794	$—	$567	$(4,726)	$(635)	$—
Private preferred equity securities	57,126	—	38,376	(91,065)	(4,437)	—
Asset-backed securities	27,308	—	35,905	(60,906)	(2,307)	—
Corporate bonds	9,868	—	1,372	(11,763)	523	—
Other debt securities	713	—	—	(913)	200	—
Rights and warrants	435	—	753	(1,380)	192	—
Real estate	6,831	—	—	(6,817)	(14)	—
Total assets	$107,075	$—	$76,973	$(177,570)	$(6,478)	$—
Liabilities
Derivative liabilities (free standing)	$(2,085)	$—	$—	$1,797	$288	$—
Derivative liabilities (embedded)	(171)	—	—	—	149	(22)
Total liabilities	$(2,256)	$—	$—	$1,797	$437	$(22)

	January 1, 2017	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses)(2)	December 31, 2017
Assets
Private common equity securities	$4,799	$—	$—	$—	$(5)	$4,794
Private preferred equity securities	48,834	—	4,777	(2,102)	5,617	57,126
Asset-backed securities	17,628	25,836	72,758	(75,666)	(13,248)	27,308
Bank debt	8,350	—	4	(12,009)	3,655	—
Corporate bonds	9,255	—	1,577	(1,001)	37	9,868
Other debt securities	—	—	637	—	76	713
Rights and warrants	—	—	—	—	435	435
Real estate	—	—	6,770	—	61	6,831
Total assets	$88,866	$25,836	$86,523	$(90,778)	$(3,372)	$107,075
Liabilities
Derivative liabilities (free standing)	$(1,326)	$—	$—	$(44)	$(715)	$(2,085)
Derivative liabilities (embedded)	(92)	—	—	—	(79)	(171)
Total liabilities	$(1,418)	$—	$—	$(44)	$(794)	$(2,256)

(1)	Sales of investments measured at fair value using Level 3 inputs include the impact of the LP Transaction as described in Note 4.

(2)	Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the year ended December 31, 2018 was $nil (2017 - $(9.5) million and 2016 - $1.0 million).
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
For the year ended December 31, 2017, there were no changes in the valuation techniques as they relate to the above.
6. Securities sold under an agreement to repurchase
Prior to the change in the Company’s investment account structure described in Note 4, the Company had entered into repurchase and reverse repurchase agreements with financial institutions in which the financial institution agreed to resell or repurchase securities and the Company agreed to repurchase or resell such securities at a mutually agreed price upon maturity. These agreements were generally collateralized by corporate or government bonds or asset-backed securities.  As the Company held only repurchase agreements as of December 31, 2017, these positions were not impacted by counterparty netting agreements. Interest payable and receivable related to these transactions were included in interest payable and receivable in the consolidated balance sheets. Generally, repurchase and reverse repurchase agreements matured within 30 to 90 days. The Company may lend securities for securities lending transactions or pledged securities and/or cash for securities borrowed transactions. The value of any securities loaned was reflected in investments in securities.  Any collateral received was reflected in due to brokers in the consolidated balance sheets as of December 31, 2017.
As a result of the investment account structure change, there were no repurchase and reverse repurchase agreements directly held by the Company as of December 31, 2018. The following table presents the contractual maturity of the repurchase agreements by class of collateral pledged as of December 31, 2017:

December 31, 2017	Overnights and continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
Repurchase agreements
Asset-backed securities	$—	$10,774	$18,844	$—	$29,618

7. Due from/to brokers
Prior to the change in the Company’s investment account structure described in Note 4, the Company held substantially all of its investments through prime brokers pursuant to agreements between the Company and each prime broker. As of December 31, 2018, a net balance of $1.4 million was not transferred to TP Fund and as a result, remains on the Company’s consolidated balance sheet and is subject to the Participation Agreement as described in Note 4.
The brokerage arrangements differed from broker to broker, but generally cash and investments in securities were available as collateral against investments in securities sold, not yet purchased and derivative positions, if required. As of December 31, 2018 and 2017, the Company’s due from/to brokers were comprised of the following:

	2018	2017
Due from brokers
Cash held at brokers	$48	$295,467
Receivable from unsettled trades (1)	1,363	9,626
	$1,411	$305,093
Due to brokers
Borrowing from prime brokers	$—	$759,267
Payable from unsettled trades	—	10,938
	$—	$770,205
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
Prior to the investment account structure change, the Company used prime brokerage borrowing arrangements to provide collateral for its letter of credit facilities and to fund trust accounts securing certain reinsurance contracts.  As of December 31, 2017, the Company had $867.6 million of restricted cash and investments securing letter of credit facilities and certain reinsurance contracts. Margin debt balances were collateralized by cash held by the broker and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on London Inter-bank Offered Rate. Amounts were borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incurred interest based on the Company’s negotiated rates. This interest expense was reflected in net investment income (loss) in the consolidated statements of income (loss).
8. Derivatives
As of December 31, 2018, the Company only held embedded derivatives in reinsurance contracts. The following table identifies the currency, fair value and notional amounts of embedded derivative instruments included in the consolidated balance sheets as of December 31, 2018.

	As of December 31, 2018
	Listing currency (1)	Fair Value	Notional Amounts (2)
Derivative Liabilities by Primary Underlying Risk
Embedded derivative liabilities in reinsurance contracts (3)	USD	$22	$20,000
Total Derivative Liabilities (embedded)		$22	$20,000

Prior to the change in the Company’s investment account structure described in Note 4, the Company entered into derivative contracts. The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheets as of December 31, 2017, categorized by primary underlying risk. Balances are presented on a gross basis.

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

(2)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2018 and 2017, which is representative of the volume of derivatives held during the period.

(3)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheets.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the years ended December 31, 2018, 2017 and 2016. Realized and unrealized gains (losses) for the year ended December 31, 2018 includes activity in the separate accounts up to the date of change in the investment account structure described in Note 4. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the consolidated statements of income (loss).

	2018		2017		2016
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Commodity Price
Commodity Future Options - Purchased	$—	$—	$—	$—	$651	$—
Credit
Credit Default Swaps - Protection Purchased	(3,557)	921	(3,462)	(978)	4,311	(6,841)
Credit Default Swaps - Protection Sold	(333)	744	605	(720)	(4,009)	4,149
Total Return Swaps - Long Contracts	3,486	(2,000)	72	2,000	—	—
Equity Price
Contracts for Differences - Long Contracts	32,460	(15,098)	58,047	13,334	(4,123)	2,245
Contracts for Differences - Short Contracts	4,568	(3,608)	2,608	4,715	(253)	(3,579)
Total Return Swaps - Long Contracts	16,792	(15,864)	16,863	16,923	(6,835)	1,957
Total Return Swaps - Short Contracts	(17,329)	1,883	(15,892)	(765)	(4,812)	(1,198)
Interest Rates
Commodities Futures - Short Contracts	—	—	—	—	(281)	(52)
Fixed Income Swap - Short Contracts	—	—	—	—	(94)	—
Interest Rate Swaps	—	—	(3,104)	(1,740)	205	1,740
Interest Rate Swaptions	(1,819)	1,228	(354)	(2,056)	(340)	869
Sovereign Future Options - Long Contracts	403	—	—	—	—	—
Sovereign Future Options - Short Contracts	50	—	—	—	—	—
Sovereign Futures - Long Contracts	639	—	—	—	—	—
Sovereign Futures - Short Contracts	(1,166)	—	(7,798)	647	10,519	(647)
Total Return Swaps - Long Contracts	(7,569)	—	—	—	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	(2,849)	4,403	(10,470)	(3,048)	(2,747)	(2,261)
Foreign Currency Future Options - Purchased	(108)	—	—	—	—	—
Foreign Currency Options - Purchased	5,138	—	(6,716)	1,164	(2,338)	(2,229)
Foreign Currency Options - Sold	(771)	—	2,183	(80)	617	(103)
	$28,035	$(27,391)	$32,582	$29,396	$(9,529)	$(5,950)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$149	$—	$(79)	$—	$260
Total Derivative Liabilities (embedded)	$—	$149	$—	$(79)	$—	$260
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
The Company’s derivatives did not qualify as hedges for financial reporting purposes and were recorded in the consolidated financial statements on a gross basis and not offset against any collateral pledged or received. Pursuant to ISDA master agreements and other counterparty agreements, the Company and its counterparties typically had the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally had the right to offset against payments owed to the defaulting party or collateral held by the non-defaulting party.
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

9. Loss and loss adjustment expense reserves
As of December 31, 2018 and 2017, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	2018	2017
Case loss and loss adjustment expense reserves	$125,456	$115,622
Incurred but not reported loss and loss adjustment expense reserves	811,280	604,260
Deferred gains on retroactive reinsurance contracts	421	688
	$937,157	$720,570
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
There were no significant changes made to the Company’s methodology for calculating loss and loss adjustment reserves for the year ended December 31, 2018.
Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Gross reserves for loss and loss adjustment expenses, beginning of year	$720,570	$605,129	$466,047
Less: loss and loss adjustment expenses recoverable, beginning of year	(1,113)	(1)	(125)
Net reserves for loss and loss adjustment expenses, beginning of year	719,457	605,128	465,922
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	434,276	422,801	372,002
Prior years (1)	4,138	(52,743)	23,930
Total incurred loss and loss adjustment expenses	438,414	370,058	395,932
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(85,173)	(110,799)	(105,921)
Prior years	(132,336)	(162,447)	(133,241)
Total net paid losses	(217,509)	(273,246)	(239,162)
Foreign currency translation	(9,083)	17,517	(17,564)
Net reserves for loss and loss adjustment expenses, end of year	931,279	719,457	605,128
Plus: loss and loss adjustment expenses recoverable, end of year	2,031	1,113	1
Plus: deferred charges on retroactive reinsurance contracts	3,847	—	—
Gross reserves for loss and loss adjustment expenses, end of year	$937,157	$720,570	$605,129

(1)
In the year ended December 31, 2018, the Company started including the amortization of deferred gains on retroactive reinsurance contracts in prior year loss development. This line item was previously presented separately in the loss reserves roll forward presented above. The prior year presentation has been adjusted to conform to the current year presentation. For the year ended December 31, 2018, net loss and loss adjustment expenses incurred in respect of prior years include a decrease of $3.4 million relating to the amortization deferred gains/charges (2017 - $1.5 million and 2016 - $1.0 million).

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

The $4.1 million net increase in prior years’ reserves for the year ended December 31, 2018 includes $12.9 million of net favorable reserve development related to decreases in loss reserve estimates and $17.0 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $12.9 million of net favorable prior years’ reserve development for the year ended December 31, 2018 was accompanied by net increases of $7.7 million in acquisition costs, resulting in a $5.2 million improvement in the net underwriting results, primarily due to:

•
$15.8 million of net favorable underwriting loss development relating to workers’ compensation, multi-line and credit and financial lines contracts. The favorable development was the result of better than expected loss experience and was partially offset by;

•	$10.5 million of net adverse underwriting loss development primarily relating to our general liability and homeowners’ contracts, as a result of worse than expected loss experience.

•
The $17.0 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $5.4 million increase in acquisition costs, for a total of $22.4 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $23.4 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $1.0 million improvement in the net underwriting results for the year ended December 31, 2018.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $6.2 million improvement in the net underwriting results for the year ended December 31, 2018.

The $52.7 million net decrease in prior years’ reserves, which includes amortization of deferred gains, for the year ended December 31, 2017 includes $22.3 million of net favorable reserve development related to decreases in loss reserve estimates and $30.4 million decrease in loss reserves resulting from decreases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

•
The $30.4 million net decrease in loss and loss adjustment expenses incurred resulting from decreases in premium earnings estimates on certain contracts was accompanied by a $21.7 million decrease in acquisition costs, for a total of $52.1 million decrease in loss and loss adjustment expenses incurred and acquisition costs. The decrease in loss and loss adjustment expenses incurred and acquisition costs was due to a decrease in prior period earned premium of $50.0 million. The decrease in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $2.1 million improvement in the net underwriting results for the year ended December 31, 2017.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $4.6 million improvement in the net underwriting results for the year ended December 31, 2017.

The $23.9 million net increase in prior years’ reserves, which includes amortization of deferred gains, for the year ended December 31, 2016 includes $10.5 million of net adverse reserve development related to increases in loss reserve estimates and $13.4 million of additional loss reserves resulting from increases in premium earnings estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

•
The $13.4 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates on certain contracts was accompanied by a $6.4 million increase in acquisition costs, for a total of $19.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $19.5 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.3 million increase to the net underwriting loss for the year ended December 31, 2016.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates for prior years was an increase in net underwriting loss of $12.8 million for the year ended December 31, 2016.

Incurred and paid development tables by accident year
The Company manages its business on the basis of one operating segment, property and casualty reinsurance. The Company has disaggregated its loss information presented in the tables below by prospective and retroactive reinsurance. For its prospective reinsurance business, the Company further disaggregated by the different lines of business included in this segment. The Company’s retroactive reinsurance contracts have been presented by year of inception. The Company’s retroactive reinsurance contracts within each inception year share similar characteristics and as a result, have not been disaggregated further. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2018. All accident years prior to the current year have been restated and presented using the current year exchange rate.
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
As described in the roll forward of loss and loss adjustment expense reserves section above, changes in the Company’s loss and loss adjustment expense reserves result from both re-estimating loss reserves as well as changes in premium estimates. In addition, many of the Company’s contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs. See additional disclosure above on the net impact on underwriting income after considering the impact of changes in premium estimates and the impact of acquisition costs for the years ended December 31, 2018, 2017 and 2016.

Property and Casualty Reinsurance - Prospective Reinsurance Contracts
The following tables provide a breakdown of the Company’s loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid by accident year by line of business for the Company’s prospective reinsurance contracts for the years ended December 31, 2018 and 2017. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2017 is presented as supplementary information and is unaudited:
Property

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	IBNR loss and LAE reserves, net
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$10,917	$8,672	$9,375	$9,353	$9,416	$9,472	$9,501	$17
2013	—	27,765	24,980	25,766	25,882	25,785	26,170	287
2014	—	—	40,256	40,920	41,336	44,627	46,500	1,434
2015	—	—	—	50,330	52,533	54,635	56,313	3,055
2016	—	—	—	—	45,415	43,038	43,799	4,758
2017	—	—	—	—	—	41,237	41,833	5,560
2018	—	—	—	—	—	—	54,084	23,819
Total							$278,200	$38,930

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$4,656	$8,381	$9,075	$9,186	$9,352	$9,400	$9,482
2013	—	14,635	22,229	24,023	25,167	25,406	25,815
2014	—	—	19,420	34,381	38,448	42,775	44,533
2015	—	—	—	22,706	43,382	48,360	51,783
2016	—	—	—	—	21,593	31,871	37,044
2017	—	—	—	—	—	24,713	33,436
2018	—	—	—	—	—	—	26,458
Total							$228,551

Property - net reserves for loss and loss adjustment expenses, end of year							$49,649

Workers’ Compensation

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	IBNR loss and LAE reserves, net
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$4,037	$4,534	$5,066	$5,596	$5,715	$5,720	$5,874	$126
2013	—	27,449	28,616	33,365	33,449	33,252	33,067	954
2014	—	—	40,247	46,568	47,200	43,470	42,037	3,327
2015	—	—	—	35,749	37,138	34,800	32,529	5,104
2016	—	—	—	—	40,433	39,205	36,475	10,129
2017	—	—	—	—	—	41,075	40,459	18,055
2018	—	—	—	—	—	—	27,753	19,516
Total							$218,194	$57,211

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$93	$624	$3,017	$4,280	$4,969	$4,796	$5,110
2013	—	2,587	9,142	16,840	22,826	26,956	29,082
2014	—	—	4,073	15,947	24,280	29,573	34,112
2015	—	—	—	2,669	10,755	17,001	22,432
2016	—	—	—	—	3,985	13,236	18,346
2017	—	—	—	—	—	4,586	11,868
2018	—	—	—	—	—	—	2,552
Total							$123,502

Workers’ Compensation - net reserves for loss and loss adjustment expenses, end of year							$94,692

Auto

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	IBNR loss and LAE reserves, net
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$13,247	$12,264	$11,777	$11,534	$11,433	$11,333	$11,356	$6
2013	—	20,830	19,990	19,472	19,338	19,483	19,534	47
2014	—	—	104,896	103,473	103,568	103,661	103,822	239
2015	—	—	—	82,677	88,705	89,550	89,459	326
2016	—	—	—	—	77,785	85,903	86,434	1,542
2017	—	—	—	—	—	48,569	50,681	2,330
2018	—	—	—	—	—	—	45,145	12,797
Total							$406,431	$17,287

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$5,619	$9,989	$11,387	$11,450	$11,382	$11,318	$11,348
2013	—	8,673	17,244	18,686	19,066	19,363	19,463
2014	—	—	45,766	97,651	101,626	102,868	103,379
2015	—	—	—	42,451	80,765	86,100	88,168
2016	—	—	—	—	38,059	77,511	82,556
2017	—	—	—	—	—	23,546	45,084
2018	—	—	—	—	—	—	21,182
Total							$371,180

Auto - net reserves for loss and loss adjustment expenses, end of year							$35,251

Other Casualty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	IBNR loss and LAE reserves, net
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—
2014	—	—	5,480	7,519	7,316	4,903	5,584	1,502
2015	—	—	—	45,558	48,315	33,396	37,113	12,313
2016	—	—	—	—	63,082	52,118	54,990	27,981
2017	—	—	—	—	—	70,162	71,084	54,957
2018	—	—	—	—	—	—	120,503	114,789
Total							$289,274	$211,542

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—
2014	—	—	16	340	1,390	2,226	3,104
2015	—	—	—	310	3,612	9,053	15,781
2016	—	—	—	—	621	6,165	13,467
2017	—	—	—	—	—	1,418	6,231
2018	—	—	—	—	—	—	1,673
Total							$40,256

Other Casualty - net reserves for loss and loss adjustment expenses, end of year							$249,018

Credit & Financial Lines

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	IBNR loss and LAE reserves, net
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	364	408	113	107	99	77	1
2014	—	—	5,846	2,646	2,419	2,203	1,384	54
2015	—	—	—	5,237	5,035	4,754	4,009	1,259
2016	—	—	—	—	10,731	10,723	10,819	6,368
2017	—	—	—	—	—	13,748	13,779	10,139
2018	—	—	—	—	—	—	17,725	16,321
Total							$47,793	$34,142

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—
2013	—	—	11	66	74	78	77
2014	—	—	42	784	1,038	1,318	1,322
2015	—	—	—	402	1,128	2,045	2,328
2016	—	—	—	—	1,013	2,326	3,419
2017	—	—	—	—	—	1,100	2,332
2018	—	—	—	—	—	—	897
Total							$10,375

Credit & Financial Lines - net reserves for loss and loss adjustment expenses, end of year							$37,418

Multi-line

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	IBNR loss and LAE reserves, net
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	23,282	4,272	4,564	4,564	4,564	4,564	—
2014	—	—	42,787	28,445	36,489	35,570	37,350	16,913
2015	—	—	—	47,906	88,105	106,307	106,460	29,597
2016	—	—	—	—	84,312	120,032	115,840	30,246
2017	—	—	—	—	—	99,702	106,817	29,281
2018	—	—	—	—	—	—	90,156	55,443
Total							$461,187	$161,480

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—
2013	—	—	1,243	4,563	4,563	4,563	4,563
2014	—	—	1,245	10,409	20,526	18,614	20,338
2015	—	—	—	13,208	64,581	73,107	75,694
2016	—	—	—	—	30,026	75,288	83,088
2017	—	—	—	—	—	53,334	73,449
2018	—	—	—	—	—	—	30,228
Total							$287,360

Multi-line - net reserves for loss and loss adjustment expenses, end of year							$173,827

Other Specialty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	IBNR loss and LAE reserves, net
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$52,105	$49,942	$50,055	$50,055	$50,065	$50,104	$50,104	$1
2013	—	2,308	24,274	23,450	23,138	23,135	23,138	1
2014	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	812	812
2017	—	—	—	—	—	4,033	3,544	3,283
2018	—	—	—	—	—	—	6,213	5,256
Total							$83,811	$9,353

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018
	<--------------------------------------------- Unaudited --------------------------------------------->
2012	$2,666	$48,455	$50,024	$50,025	$50,067	$50,103	$50,103
2013	—	—	22,232	23,138	23,134	23,135	23,137
2014	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	4	261
2018	—	—	—	—	—	—	957
Total							$74,458

Other Specialty - net reserves for loss and loss adjustment expenses, end of year							$9,353
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
The Company's estimate for loss and loss adjustment expenses incurred, net, at inception of all retroactive reinsurance contracts entered into to date was the same when the contract incepted and at the relevant year end position. As a result, there was no development in the year of inception for any of the Company's retroactive reinsurance contracts written to date. In addition, there were no loss and loss adjustment expenses paid, net, at inception of the Company's retroactive reinsurance contracts. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2017 is presented as supplementary information and is unaudited.
Retroactive contracts incepting in the year ended December 31, 2012
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2012.

Retroactive contracts incepting in the year ended December 31, 2013

Loss and loss adjustment expenses incurred, net
Accident year	2013		2014	2015	2016		2017	2018	IBNR loss and LAE reserves, net

	<------------------------------------- Unaudited ------------------------------------->
2009	$—		$—	$—	$—		$—	$—	$—
2010	914		704	704	704		704	704	—
2011	5,419		4,173	4,173	4,173		4,173	4,173	—
2012	10,197		7,853	7,853	7,853		7,853	7,853	—
2013	4,908		3,779	3,779	3,779		3,779	3,779	—
2014	—		—	—	—		—	—	—
2015	—		—	—	—		—	—	—
2016	—		—	—	—		—	—	—
2017	—		—	—	—		—	—	—
2018	—	—	—	—	—		—	—	—
Total								$16,509	$—

Cumulative net loss and loss adjustment expenses paid
Accident year	2013		2014	2015	2016		2017	2018
	<------------------------------------- Unaudited ------------------------------------->
2009	$—		$—	$—	$—		$—	$—
2010	—		279	704	704		704	704
2011	—		1,654	4,173	4,173		4,173	4,173
2012	—		3,113	7,853	7,853		7,853	7,853
2013	—		1,498	3,779	3,779		3,779	3,779
2014	—		—	—	—		—	—
2015	—		—	—	—		—	—
2016	—		—	—	—		—	—
2017	—		—	—	—		—	—
2018	—	—	—	—	—	—	—	—
Total								$16,509
Net reserves for loss and loss adjustment expenses from 2009 to 2018								—
Net reserves for loss and loss adjustment expenses prior to 2009								11,425
Retroactive contracts incepting in the year ended December 31, 2013 - net reserves for loss and loss adjustment expenses, end of year								$11,425

Retroactive contracts incepting in the year ended December 31, 2014

Loss and loss adjustment expenses incurred, net
Accident year	2014		2015	2016	2017	2018	IBNR loss and LAE reserves, net

	<--------------------------- Unaudited --------------------------->
2009	$382		$—	$—	$—	$—	$—
2010	444		—	—	—	—	—
2011	4,239		3,455	3,057	3,252	2,884	2,884
2012	12,173		10,794	9,553	10,162	9,011	9,011
2013	18,907		16,929	14,982	15,938	14,132	14,132
2014	10,700		9,590	8,487	9,028	8,005	8,005
2015	—		—	—	—	—	—
2016	—		—	—	—	—	—
2017	—		—	—	—	—	—
2018	—	—	—	—	—	—	—
Total						$34,032	$34,032

Cumulative net loss and loss adjustment expenses paid
Accident year	2014		2015	2016	2017	2018
	<--------------------------- Unaudited --------------------------->
2009	$—		$—	$—	$—	$—
2010	—		—	—	—	—
2011	—		—	—	—	—
2012	—		—	—	—	—
2013	—		—	—	—	—
2014	—		—	—	—	—
2015	—		—	—	—	—
2016	—		—	—	—	—
2017	—		—	—	—	—
2018	—	—	—	—	—	—
Total						$—
Net reserves for loss and loss adjustment expenses from 2009 to 2018						34,032
Net reserves for loss and loss adjustment expenses prior to 2009						—
Retroactive contracts incepting in the year ended December 31, 2014 - net reserves for loss and loss adjustment expenses, end of year						$34,032

Retroactive contracts incepting in the year ended December 31, 2015

Loss and loss adjustment expenses incurred, net
Accident year	2015		2016	2017	2018	IBNR loss and LAE reserves, net

	<---------------- Unaudited ---------------->
2009	$2,510		$2,510	$1,729	$1,349	$1,349
2010	5,273		5,263	3,856	3,484	3,484
2011	10,029		10,003	7,500	7,115	7,115
2012	14,726		14,682	11,131	10,793	10,793
2013	18,152		18,097	13,738	13,355	13,355
2014	39,978		39,847	30,486	30,084	30,084
2015	2,596		2,596	1,788	1,393	1,393
2016	—		—	—	—	—
2017	—		—	—	—	—
2018	—	—	—	—	—	—
Total					$67,573	$67,573

Cumulative net loss and loss adjustment expenses paid
Accident year	2015		2016	2017	2018
	<---------------- Unaudited ---------------->
2009	$—		$—	$—	$—
2010	—		—	—	—
2011	—		—	—	—
2012	—		—	—	—
2013	—		—	—	—
2014	—		—	—	—
2015	—		—	—	—
2016	—		—	—	—
2017	—		—	—	—
2018	—		—	—	—
Total					$—
Net reserves for loss and loss adjustment expenses from 2009 to 2018					67,573
Net reserves for loss and loss adjustment expenses prior to 2009					1,336
Retroactive contracts incepting in the year ended December 31, 2015 - net reserves for loss and loss adjustment expenses, end of year					$68,909

Retroactive contracts incepting in the year ended December 31, 2016
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2016.
Retroactive contracts incepting in the year ended December 31, 2017

Loss and loss adjustment expenses incurred, net
Accident year	2017	2018	IBNR loss and LAE reserves, net

	Unaudited
2009	$317	$247	$247
2010	438	365	365
2011	1,605	1,496	1,496
2012	2,123	2,007	2,007
2013	3,260	3,101	3,101
2014	9,281	8,952	8,952
2015	12,205	11,748	11,748
2016	23,090	22,349	22,349
2017	47,235	46,165	46,165
2018	—	—	—
Total		$96,430	$96,430

Cumulative net loss and loss adjustment expenses paid
Accident year	2017	2018
	Unaudited
2009	$—	$—
2010	—	—
2011	—	—
2012	—	—
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	—	—
Total		$—
Net reserves for loss and loss adjustment expenses from 2009 to 2018		96,430
Net reserves for loss and loss adjustment expenses prior to 2009		143
Retroactive contracts incepting in the year ended December 31, 2017 - net reserves for loss and loss adjustment expenses, end of year		$96,573

Retroactive contracts incepting in the year ended December 31, 2018

Loss and loss adjustment expenses incurred, net
Accident year	2018	IBNR loss and LAE reserves, net

2009	$202	$202
2010	221	221
2011	199	199
2012	432	432
2013	2,161	2,161
2014	5,623	5,623
2015	12,334	12,334
2016	18,783	18,783
2017	16,679	16,679
2018	14,375	14,375
Total	$71,009	$71,009

Cumulative net loss and loss adjustment expenses paid
Accident year	2018
2009	$—
2010	—
2011	—
2012	—
2013	—
2014	—
2015	—
2016	—
2017	—
2018	—
Total	$—
Net reserves for loss and loss adjustment expenses from 2009 to 2018	71,009
Net reserves for loss and loss adjustment expenses prior to 2009	123
Retroactive contracts incepting in the year ended December 31, 2018 - net reserves for loss and loss adjustment expenses, end of year	$71,132

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss expense reserves as of December 31, 2018:

2018
Prospective reinsurance contracts
Property	$49,649
Workers’ Compensation	94,692
Auto	35,251
Other Casualty	249,018
Credit & Financial Lines	37,418
Multi-line	173,827
Other Specialty	9,353
Retroactive reinsurance contracts
Retroactive contracts incepting in the year ended December 31, 2012	—
Retroactive contracts incepting in the year ended December 31, 2013	11,425
Retroactive contracts incepting in the year ended December 31, 2014	34,032
Retroactive contracts incepting in the year ended December 31, 2015	68,909
Retroactive contracts incepting in the year ended December 31, 2016	—
Retroactive contracts incepting in the year ended December 31, 2017	96,573
Retroactive contracts incepting in the year ended December 31, 2018	71,132
Net reserves for loss and loss adjustment expenses, end of year	931,279

Loss and loss adjustment expenses recoverable
Property	2,031

Deferred charges on retroactive reinsurance contracts	3,847
Gross reserves for loss and loss adjustment expenses, end of year	$937,157
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

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2018:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
	(Unaudited)
Prospective reinsurance contracts
Property	49.2%	30.2%	8.7%	5.2%	2.1%	1.0%	0.9%
Workers’ Compensation	8.4%	20.9%	23.4%	17.2%	11.7%	1.7%	5.3%
Auto	46.1%	43.9%	7.1%	1.5%	0.5%	—%	0.3%
Other Casualty	1.1%	7.9%	15.6%	16.5%	15.7%	n/a	n/a
Credit & Financial Lines	5.9%	21.4%	30.7%	12.7%	2.7%	(1.4)%	n/a
Multi-line	20.9%	31.6%	28.6%	(0.9)%	2.3%	—%	n/a
Other Specialty	4.2%	48.7%	2.3%	—%	—%	—%	—%
Retroactive reinsurance contracts
Retroactive contracts incepting in the year ended December 31, 2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2013	4.3%	23.5%	31.2%	4.6%	3.4%	2.6%	n/a
Retroactive contracts incepting in the year ended December 31, 2014	—%	—%	—%	—%	—%	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2015	—%	—%	—%	—%	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2017	—%	—%	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2018	—%	n/a	n/a	n/a	n/a	n/a	n/a
The Company was incorporated on October 6, 2011, commenced underwriting operations in January 2012 and predominantly writes a mix of personal and commercial lines. As a result, the Company has limited historical data and is unable to present a full cycle of claim payments.
10. Reinsurance premiums ceded
From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. In the year ended December 31, 2018, the Company entered into a quota share contract that provides coverage for recovery of a portion of its mortgage assumed reinsurance contracts. Premiums ceded for the years ended December 31, 2018, 2017 and 2016 were $19.9 million, $2.5 million and $2.3 million, respectively. Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of December 31, 2018, the Company had loss and loss adjustment expenses recoverable of $2.0 million (December 31, 2017 - $1.1 million). The Company generally obtains retrocessional coverage from companies rated “A-” or better by A.M. Best Company, Inc. unless the retrocessionaire’s obligations are collateralized.

11. Management and performance fees
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA were parties to the JV Agreements with Third Point LLC and TP GP under which Third Point LLC managed certain jointly held assets. Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA with TP GP, pursuant to which Third Point Re BDA and Third Point Re USA invested in the TP Fund.
Management fees
Pursuant to both the JV Agreements and the 2018 LPA, Third Point LLC is entitled to receive monthly management fees. Prior to the change in the Company’s investment account structure, management fees were calculated based on 1.5%, (2.0% up to December 22, 2016), of net investments managed by Third Point LLC. As a result of the 2018 LPA effective August 31, 2018, management fees are charged at the TP Fund level and are calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
Performance fees
Pursuant to both the JV Agreements and the 2018 LPA, TP GP receives a performance fee allocation. Prior to the change in the Company’s investment account structure, the performance fee allocation was equal to 20% of the net investment income of the applicable company’s share of the net investment assets managed by Third Point LLC. As a result of the 2018 LPA effective August 31, 2018, the performance fee allocation is equal to 20% of the Company’s investment income in the related party investment fund.
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
As a result of the 2018 LPA effective August 31, 2018, the performance fee is included as part of “Investment in related party investment fund” on the Company’s consolidated balance sheet since the fees are charged at the TP Fund level.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable. As of December 31, 2018, the Loss Recovery Account for Third Point Re BDA’s investment in TP Fund was $46.8 million and for Third Point Re USA’s investment in TP Fund was $3.8 million (December 31, 2017 - $nil). These amounts have not been recorded in the Company’s consolidated balance sheets.
For the year ended December 31, 2018, management and performance fees to related parties in the consolidated statements of income (loss) include activity in the separate accounts up to the date of change in the investment account structure. As a result of the 2018 LPA effective August 31, 2018, management and performance fees for the remainder of the year ended December 31, 2018 are presented within net investment income from investment in related party investment fund in the consolidated statements of income (loss).

The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Management fees - Third Point LLC	$25,797	$36,733	$7,110
Management fees - Founders (1)	—	—	35,321
Performance fees - Third Point Advisors LLC (before loss carryforward) (2)	4,048	93,978	23,475
Performance fees - loss carryforward	—	—	(6,199)
Management and performance fees to related parties as reported in the Company’s consolidated statement of income	29,845	130,711	59,707
Management and performance fees included in net investment loss from investment in related party investment fund (2)	7,376	—	—
Total management and performance fees to related parties	$37,221	$130,711	$59,707
(1) KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P., collectively the “Founders”, received a share of the management fees in proportion to their initial investments in Third Point Re until December 22, 2016.
(2) On the date when the Company’s investments were transferred to TP Fund, $3.4 million of performance fees payable to TP GP were also transferred to TP Fund. As a result of the investment loss in the subsequent period, a reduction of $3.4 million in performance fee is included in management and performance fees included in net investment loss from investment in related party investment fund.
As of December 31, 2017, $94.0 million related to performance fees earned by TP GP were included in noncontrolling interests in related party. See Note 19 for additional information.
12. Deposit accounted contracts
The following table represents activity in the deposit contacts for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance, beginning of year	$129,133	$104,905	$83,955
Consideration received	17,879	22,658	22,463
Consideration receivable	7,390	2,080	—
Net investment expense (income) allocation	(1,273)	2,800	(164)
Payments	(8,089)	(3,545)	(915)
Foreign currency translation	302	235	(434)
Balance, end of year	$145,342	$129,133	$104,905
13. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of December 31, 2018, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of December 31, 2018, the Company had capitalized $1.1 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the consolidated balance sheets. As of December 31, 2018, the Notes had an estimated fair value of $114.7 million (December 31, 2017 - $116.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of December 31, 2018 and 2017.

Letters of credit
As of December 31, 2018, the Company had entered into the following letter of credit facilities:

	Letters of Credit			Collateral
	Committed Capacity		Issued	Cash and Cash Equivalents
Unsecured syndicated credit facility (1)	$200,000	—	$145,249	n/a
Committed - Secured letters of credit facilities	125,000		59,564	59,564
Uncommitted - Secured letters of credit facilities (2)	n/a		144,389	144,389
			$349,202	$203,953

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

(2)
On December 28, 2018, Third Point Re BDA and Third Point Re USA amended its facilities with Citibank under which, the previous committed letter of credit facility agreements for $300.0 million were amended to uncommitted facilities.

The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. The syndicated unsecured letter of credit facility expires on July 30, 2019. See Note 3 for additional information.
14. Net investment income (loss)
Net investment income (loss) for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	2018	2017	2016
Net investment income (loss) by type
Net realized gains on investments and investment derivatives	$446,646	$228,628	$33,624
Net change in unrealized gains (losses) on investments and investment derivatives	(412,650)	251,496	71,704
Net gains (losses) on foreign currencies	(7,305)	6,441	(2,557)
Dividend and interest income	53,523	65,896	77,160
Dividends paid on securities sold, not yet purchased	(5,259)	(5,724)	(1,977)
Other expenses	(15,696)	(24,073)	(19,422)
Management and performance fees to related parties	(29,845)	(130,711)	(59,707)
Net investment loss from investment in related party investment fund (1)	(280,847)	—	—
Net investment income (loss)	$(251,433)	$391,953	$98,825

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition. See Notes 4 and 11 for additional information regarding the 2018 LPA and related management and performance fees.

The following table provides an additional breakdown of our net investment income by asset and liability type for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net investment income (loss) by asset type
Equity securities	$70,646	$467,527	$78,955
Private common equity securities	(401)	(6)	333
Private preferred equity securities	(2,680)	5,764	4,146
Total equities	67,565	473,285	83,434
Asset-backed securities	20,714	12,571	1,166
Bank debt	5,326	8,868	6,887
Corporate bonds	(2,958)	6,462	115,568
Municipal bonds	9,990	—	—
U.S. Treasury securities	2,787	2,366	2,605
Sovereign debt	(7,380)	21,553	8,267
Other debt securities	406	2,546	—
Total debt securities	28,885	54,366	134,493
Options	(15,527)	(33,510)	(28,426)
Rights and warrants	238	169	(370)
Real estate	(186)	502	—
Trade claims	(580)	(89)	116
Total other investments	(16,055)	(32,928)	(28,680)
Net investment income (loss) in funds valued at NAV, excluding TP Fund	(723)	10,309	1,330
Total net investment income from invested assets	79,672	505,032	190,577
Net investment income (loss) by liability type
Equity securities	(32,407)	(35,643)	(11,725)
Sovereign debt	—	—	(382)
Corporate bonds	(2,452)	(1,725)	(4,195)
Options	21,697	(2,907)	11,272
Total net investment income (loss) from securities sold, not yet purchased	(13,162)	(40,275)	(5,030)
Other investment income (losses) and other expenses not presented above
Other investment expenses	903	(5,103)	(6,068)
Net investment income (loss) on derivative contracts	644	61,978	(15,479)
Net investment loss on cash, including foreign exchange loss	(14,885)	(1,454)	(10,173)
Net investment losses on securities purchased under an agreement to sell and securities sold under and agreement to repurchase	(238)	(87)	(1,970)
Withholding taxes reclassified to income tax expense	6,325	2,573	6,675
Total other investment income (losses) and other expenses	(7,251)	57,907	(27,015)
Management and performance fees to related parties	(29,845)	(130,711)	(59,707)
Net investment loss from investment in related party investment fund (1)	(280,847)	—	—
Net investment income (loss)	$(251,433)	$391,953	$98,825

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition. See Notes 4 and 11 for additional information regarding the 2018 LPA and related management and performance fees.

15. Other expenses
Other expenses for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	2018	2017	2016
Investment expense (income) on deposit liabilities	$(1,273)	$2,800	$(164)
Investment expense and change in fair value of embedded derivatives in reinsurance contracts	10,883	9,874	8,551
	$9,610	$12,674	$8,387
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
As a result of the change in the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018, the Company had recorded a decrease related to deferred tax assets and deferred tax liabilities of $6.0 million and $6.8 million, respectively, with a corresponding net adjustment decreasing deferred income tax expense by $0.8 million for the year ended December 31, 2017. Although the Company believes that it has accounted for the most significant tax effects of the Tax Act, there may be further changes that could impact the Company’s calculations of certain deferred tax amounts. For example, the Company has not fully incorporated the revisions to the discounting rules for loss reserves into its calculation of this deferred tax asset. The Company does not anticipate material changes to its effective tax rate as a result of the other changes included in the Tax Act.
The Company also has subsidiaries in the United Kingdom, TPRUK and Third Point Re UK, which are subject to applicable taxes in that jurisdiction.
Prior to the change in the Company’s investment account structure described in Note 4, the Company was subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. In addition, the Company had recorded uncertain tax positions related to certain investment transactions in certain foreign jurisdictions. As of December 31, 2018, the Company has accrued $1.5 million (December 31, 2017 - $1.9 million).

For the years ended December 31, 2018, 2017 and 2016, the Company recorded income tax expense (benefit), as follows:

	2018	2017	2016
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$(10,035)	$9,248	$(1,232)
Change in uncertain tax positions	(300)	155	147
Withholding taxes on certain investment transactions	6,325	2,573	6,678
	$(4,010)	$11,976	$5,593
The following is a summary of the Company’s income (loss) before income tax expense (benefit) by jurisdiction for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Bermuda	$(273,697)	$266,497	$38,243
United States	(47,771)	27,172	(3,687)
United Kingdom	(11)	78	(87)
	$(321,479)	$293,747	$34,469
The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 21.0% and 19.0% have been used for Bermuda, the United States and the United Kingdom, respectively. As of December 31, 2018, the Company has income tax returns open for examination in the United States for the tax years 2015, 2016 and 2017.
The following table presents a reconciliation of expected income taxes to income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Bermuda (expected tax expense at 0%)	$—	$—	$—
Foreign taxes at local expected rates:
United States	(10,032)	9,510	(1,290)
United Kingdom	(2)	15	(17)
Withholding taxes related to dividend and interest income	6,325	2,573	6,678
Uncertain tax positions	(300)	155	147
Non-deductible expenses and other	(1)	(277)	75
	$(4,010)	$11,976	$5,593
The following table presents the Company’s current and deferred incomes taxes for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Current tax expense	$6,025	$2,824	$6,825
Deferred tax expense (benefit)	(10,035)	9,152	(1,232)
	$(4,010)	$11,976	$5,593

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Deferred tax assets:
Discounting of loss and loss adjustment expense reserves	$534	$330	$451
Unearned premiums	1,567	1,634	2,486
Temporary differences in recognition of expenses	1,247	138	1,134
Net operating loss carryforward	6,798	7,048	13,326
Total deferred tax assets	10,146	9,150	17,397

Deferred tax liabilities:
Deferred acquisition costs	1,490	7,798	4,079
Unrealized losses (gains) on investments	(405)	2,435	5,438
Total deferred tax liabilities	1,085	10,233	9,517
Net deferred tax asset (liability)	$9,061	$(1,083)	$7,880
The deferred tax assets and liabilities as of December 31, 2018 were primarily related to U.S. income tax. To evaluate the recoverability of the deferred tax assets, the Company considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize future tax benefits. The Company believes that it is more likely than not that it will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was recorded as of December 31, 2018 and 2017. As of December 31, 2018, deferred tax assets include $32.3 million of net operating losses generated prior to January 1, 2018 that can be carried forward for twenty years and part of which will begin to expire in 2035.
17. Share capital
The following tables present a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the years ended December 31, 2018, 2017 and 2016:

Common shares	2018	2017	2016
Common shares issued, beginning of period	107,227,347	106,501,299	105,479,341
Options exercised	—	150,802	514,059
Restricted shares granted, net of forfeitures	50,644	(35,011)	47,712
Performance restricted shares granted, net of forfeitures and shares withheld	256,106	610,257	460,187
Retirement of treasury shares and shares repurchased (1)	(14,256,043)	—	—
Warrants exercised, net (2)	361,556	—	—
Common shares issued, end of period	93,639,610	107,227,347	106,501,299
Treasury shares, end of year	—	(3,944,920)	(644,768)
Common shares outstanding, end of year	93,639,610	103,282,427	105,856,531

(1)
Prior to December 31, 2017, common shares repurchased by the Company were not canceled and were classified as treasury shares. Effective January 1, 2018, all treasury shares were retired and future shares repurchased will be retired.

(2)
During the year ended December 31, 2018, 1,156,184 warrants were exercised. As a result of the warrant holder electing net settlement, 794,628 of those common shares were withheld by the Company and were subsequently retired, resulting in a net issuance of 361,556 common shares.

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
During the year ended December 31, 2018, the Company repurchased 10,311,123 (December 31, 2017 - 3,300,152) of its common shares in the open market for an aggregate cost of $138.7 million (December 31, 2017 - $40.9 million) at a weighted average cost, including commissions, of $13.45 (December 31, 2017 - $12.38) per share. Common shares repurchased by the Company during the year were retired. In addition, the Company also retired all shares previously held in treasury.
As of December 31, 2018, the Company is authorized to repurchase up to an aggregate of $61.3 million of additional common shares under its share repurchase program.
Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2018:

	Exercise price	Authorized and issued	Aggregated fair value of warrants

Founders	$10.00	2,913,684	$10,884
Advisor	$10.00	581,295	2,171
		3,494,979	$13,055
The warrants expire 10 years from the date of issuance, December 22, 2011, and will be exercisable at a price per share of $10.00, which is equal to the price per share paid by investors in the initial private offering.
18. Share-based compensation
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

As of December 31, 2018, 9,017,930 (December 31, 2017 - 9,330,000) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The following table provides the total share-based compensation expense included in general and administrative expenses during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Management and director options	$275	$648	$6,054
Restricted shares with service condition(1)	611	(331)	1,365
Restricted shares with service and performance condition	4,070	3,282	1,519
	$4,956	$3,599	$8,938

(1)	Net of forfeitures of $nil in the year ended December 31, 2018 (December 31, 2017 - $0.9 million and December 31, 2016 - $nil)
As of December 31, 2018, the Company had $7.4 million (December 31, 2017 - $5.8 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.4 years (December 31, 2017 - 1.5 years).
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
The management and director options activity for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2016	10,250,586	$13.52
Forfeited	(139,534)	18.00
Exercised	(514,059)	10.00
Balance as of January 1, 2017	9,596,993	13.64
Forfeited	(558,138)	18.00
Exercised	(150,802)	10.00
Balance as of January 1, 2018	8,888,053	13.43
Forfeited	—	—
Exercised	—	—
Balance as of December 31, 2018	8,888,053	$13.43
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no share options granted in the years ended December 31, 2018 and 2017. As of December 31, 2018, the weighted average remaining contractual term for options outstanding and exercisable was 3.2 years and 3.2 years, respectively (2017 - 4.2 years and 4.1 years, respectively).

The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2018:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	5,123,531	$10.04	3.1 years	5,123,531	$10.04
$15.05 - $16.89	1,917,145	$15.93	3.3 years	1,917,145	$15.93
$20.00 - $25.05	1,847,377	$20.26	3.2 years	1,847,377	$20.26
	8,888,053	$13.43	3.2 years	8,888,053	$13.43
As the Company’s closing share price on December 31, 2018 was below $10.00, there was no aggregate intrinsic value of options outstanding and options exercisable. As of December 31, 2017, the aggregate intrinsic value of options outstanding and options exercisable was $23.6 million and $23.4 million, respectively. For the year ended December 31, 2018, the Company received proceeds of $nil (2017 - $1.5 million) from the exercise of options.
Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted share award activity for the restricted shares with only a service condition for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2016	301,043	$11.12
Granted	47,712	11.37
Vested	(47,712)	11.37
Balance as of January 1, 2017	301,043	11.12
Granted	36,418	12.15
Forfeited	(71,429)	14.00
Vested	(247,823)	10.36
Balance as of January 1, 2018	18,209	12.15
Granted	50,644	13.45
Vested	(44,788)	12.97
Balance as of December 31, 2018	24,065	$13.35
For the year ended December 31, 2018, the Company issued 50,644 (2017 - 36,418 and 2016 - 47,712) to directors and nil (2017 - nil and 2016 - nil) restricted shares to employees. The restricted shares issued to employees in 2015 had an original vesting period of three years from the date of issuance, however, as a result of the grantee’s departure from the Company, these shares were forfeited in the year ended December 31, 2017. The restricted shares issued in 2016 to directors vested on December 31, 2016. The restricted shares issued to directors in 2017 and 2018 vest quarterly on July 31, October 31, January 31 and April 30, of each year.
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
Restricted share award activity for the restricted shares with a service and performance condition for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2016	921,553	536,234	$14.24
Granted	653,958	435,974	11.40
Forfeited	(193,771)	(119,009)	13.16
Change in estimated restricted shares considered probable of vesting	n/a	(275,713)	13.06
Balance as of January 1, 2017	1,381,740	577,486	12.91
Granted	935,825	623,882	12.66
Forfeited	(325,568)	(45,617)	12.57
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(131,930)	12.17
Balance as of January 1, 2018	1,855,379	887,203	12.60
Granted	556,403	370,931	14.01
Forfeited	(294,977)	(4,102)	13.98
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	46,945	13.35
Balance as of December 31, 2018	2,001,048	1,185,220	$12.80
Defined contribution retirement plans
The Company's employees are eligible for retirement benefits through defined contribution retirement plans. The Company and employees contribute an amount equal to a specified percentage of each employee's salary. Expenses related to the defined contribution plans were $0.9 million for the year ended December 31, 2018 (2017 - $0.8 million and 2016 - $0.8 million)
19. Noncontrolling interests in related party
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. Prior to the change in the Company’s investment account structure described in Note 4, the joint ventures created through the JV Agreements (Note 4) had been considered variable interest entities and had been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company had consolidated the joint ventures and recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the consolidated balance sheets.
A portion of the noncontrolling interest in investment affiliates was subject to contractual withdrawal rights of TP GP, whereas TP GP, at its sole discretion, could withdraw the capital over the minimum capital required to be maintained in its capital accounts. This excess capital was therefore recorded on the Company’s consolidated balance sheets as redeemable noncontrolling interest in related party whereas the required minimum capital was recorded as noncontrolling interests in related party within shareholders’ equity on the Company’s consolidated balance sheets since it does not have withdrawal rights.

The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the years ended December 31, 2018 and 2017:

	Redeemable noncontrolling interests in related party		Noncontrolling interests in related party		Total noncontrolling interests in related party
	2018	2017	2018	2017	2018	2017
Balance, beginning of period	$108,219	$—	$5,407	$35,674	$113,626	$35,674
Changes in capital account allocation (1)	(108,219)	108,219	(5,407)	(30,267)	(113,626)	77,952
Balance, end of period	$—	$108,219	$—	$5,407	$—	$113,626

(1)	Changes in capital account allocation include TP GP's redemption in conjunction with the change in the investment account structure. See Note 4 for additional information.
In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA:

	Third Point Re BDA		Third Point Re USA		Total
	2018	2017	2018	2017	2018	2017
Balance, beginning of period	$97,619	$30,358	$16,007	$5,316	$113,626	$35,674
Net income attributable to total noncontrolling interests in related party	141	3,167	82	806	223	3,973
Contributions (1)	564	82,093	80	11,885	644	93,978
Redemptions (2)	(98,324)	(17,999)	(16,169)	(2,000)	(114,493)	(19,999)
Balance, end of period	$—	$97,619	$—	$16,007	$—	$113,626

(1)	Contributions include performance fees earned during the period. See Note 11 for additional information.

(2)	Redemptions include TP GP's redemption in conjunction with the change in the investment account structure. See Note 4 for additional information.
Non-consolidated variable interest entities
Third Point Enhanced LP
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of December 31, 2018, the Company and TP GP hold interests of approximately 87.3% and 12.5%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund.
Realized gains or losses upon any redemptions of investments are calculated using the weighted average method and the Company records contributions and withdrawals related to its investment in the TP Fund on the transaction date. As of December 31, 2018, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
Under the 2018 LPA, the TPRE Limited Partners have the right to withdraw funds weekly from TP Fund to pay claims and expenses as needed, to meet capital adequacy requirements and to satisfy financing obligations. The TPRE Limited Partners may also withdraw their investment upon the occurrence of certain events specified in the 2018 LPA and may withdraw their investment in full on December 31, 2021 and each successive three-year anniversary of such date.

Non-consolidated variable interest entities under previous investment account structure
Prior to the change in the Company’s investment account structure, the Company invested directly in several limited partnerships and other investment vehicles.  Some of these entities were affiliated with TP Fund’s investment manager, Third Point LLC. The activities of these variable interest entities were generally limited to holding investments and the Company’s involvement in these entities was passive in nature. The Company did not have the power to direct the activities which most significantly impacted the variable interest entities economic performance and therefore, the Company was not the primary beneficiary of these variable interest entities. The Company elected the practical expedient for estimating fair value for these investments and reported the investments based on the reported NAV with changes in fair value recognized within the consolidated statements of income (loss). The following summarizes all of the Company’s investment in variable interest entities that were not consolidated prior to the change in the investment account structure:
TP Lux Holdco LP
Prior to the change in the Company’s investment account structure, the Company was a limited partner in TP Lux Holdco LP (the “Cayman HoldCo”), which was an affiliate of the Investment Manager. The Cayman HoldCo was formed as a limited partnership under the laws of the Cayman Islands and invests and held debt and equity interests in TP Lux HoldCo S.a.r.l, a Luxembourg private limited liability company (the “LuxCo”) established under the laws of the Grand-Duchy of Luxembourg, which was also an affiliate of the Investment Manager. LuxCo’s principal objective was to act as a collective investment vehicle to purchase certain European debt and equity investments. The Company invested in the Cayman HoldCo alongside other investment funds managed by the Investment Manager.
During the period from January 1, 2018 to September 4, 2018, the date when the Company’s investment in TP Lux Holdco was transferred to TP Fund, the Company received net distributions of $0.6 million (2017 - $39.6 million) from the Cayman HoldCo.
As a result of the change in the investment account structure, the Company’s investment of $0.3 million in the limited partnership was transferred to the TP Fund. The estimated fair value of the investment in the limited partnership as of December 31, 2017 was $0.6 million, representing a 15.6% interest.
Third Point Hellenic Recovery US Feeder Fund, L.P.
Prior to the change in the Company’s investment account structure, the Company was a limited partner in Third Point Hellenic Recovery US Feeder Fund, L.P. (the “Hellenic Fund”), which was an affiliate of the Investment Manager. The Hellenic Fund was formed as a limited partnership under the laws of the Cayman Islands on April 12, 2013 and invests and holds debt and equity interests in Greek Cypriot companies.
No capital distributions or calls were made during the period from January 1, 2018 to September 4, 2018, the date when the Company’s investment in the Hellenic Fund was transferred to TP Fund (2017 - $1.5 million net distributions).
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
During the period from January 1, 2018 to September 4, 2018, the date when the Company’s investment in TP DR was transferred to TP Fund, the Company contributed cash of $3.0 million (2017 - $2.4 million) to TP DR.

As a result of the change in the investment account structure, the Company’s investment of $16.8 million in TP DR was transferred to the TP Fund. As of December 31, 2017, the estimated fair value of the investment was $12.7 million, corresponding to $3.7 million of equity, representing a 7.0% interest, and $9.0 million of debt, representing a 13.1% interest.
Cloudbreak II Cayman Ltd and TP Trading II LLC
Prior to the change in the Company’s investment account structure, the Company directly held an equity interest in Cloudbreak II Cayman Ltd, Cloudbreak II US LLC (collectively, the “Cloudbreak entities”) and TP Trading II LLC which are affiliates of the Investment Manager.  The Company invested in the Cloudbreak entities and TP Trading II LLC alongside other investment funds managed by the Investment Manager. These entities’ were invested in a structure whose primary purpose was to purchase consumer loans and warrants from a marketplace lending platform.
As a result of the change in the investment account structure, $3.4 million of the Company’s asset-backed security investments were transferred to the TP Fund. As of December 31, 2017, the Cloudbreak entities held $4.6 million of the Company’s asset-backed security investments, which were included in investments in securities in the consolidated balance sheet. The Company’s pro rata interest in the underlying investments was registered in the name of Cloudbreak II US LLC and the related income and expense were reflected in the consolidated balance sheets and the consolidated statements of income (loss).
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
As a result of the change in the investment account structure, $20.8 million of the Company’s real estate and other debt investments were transferred to the TP Fund. As of December 31, 2017, the Ventures entities held $7.5 million of the Company’s investments, which were included in investments in securities in the consolidated balance sheets. The Company recorded changes in the fair value of this investment in the consolidated statements of income (loss).
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

20. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	97,054,315	102,264,094	104,060,052
Dilutive effect of options	—	1,392,384	633,955
Dilutive effect of warrants	—	1,270,957	709,499
Dilutive effect of restricted shares with service and performance condition	—	299,603	160,278
Diluted number of common shares outstanding	97,054,315	105,227,038	105,563,784
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(317,692)	$277,798	$27,635
Net income allocated to Third Point Re participating common shareholders	—	(263)	(88)
Net income (loss) allocated to Third Point Re common shareholders	$(317,692)	$277,535	$27,547
Basic earnings (loss) per share available to Third Point Re common shareholders	$(3.27)	$2.71	$0.26
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(317,692)	$277,798	$27,635
Net income allocated to Third Point Re participating common shareholders	—	(256)	(87)
Net income (loss) allocated to Third Point Re common shareholders	$(317,692)	$277,542	$27,548
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(3.27)	$2.64	$0.26
As a result of the net loss for the year ended December 31, 2018, dilutive options, warrants and restricted shares with service and performance conditions totaling 9,820,795 were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
For the years ended December 31, 2017 and 2016, anti-dilutive options of 4,056,588 and 4,369,171, respectively, were excluded from the computation of diluted earnings per share.
21. Related party transactions
In addition to the transactions disclosed in Notes 4, 11 and 19 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Loan L.L.C. (“Loan LLC”) and Third Point Ventures LLC (“Ventures LLC” and, together with Loan LLC, “Nominees”) served as nominees of the Company and other affiliated investment management clients of the Investment Manager for certain investments. The Nominees appointed the Investment Manager as its true and lawful agent and attorney. As of December 31, 2017, Loan LLC held $99.6 million and Ventures LLC held $6.3 million of the Company’s investments, which were included in investments in securities and derivative contracts in the consolidated balance sheets. The Company’s pro rata interest in the underlying investments registered in the name of the Nominees and the related income and expense were reflected in the consolidated balance sheets and the consolidated statements of income (loss). The valuation policy, with respect to investments held by the nominees, is further discussed in Note 4.
BlackRock, Inc. (“BlackRock”) reported a beneficial ownership interest of more than 10% of the Company’s common shares as of December 31, 2017. As a result, BlackRock is considered a related party as defined by U.S. GAAP. Prior to the change in the Company’s investment account structure, the Company sold its equity securities in BlackRock. As of December 31, 2017, $106.5 million of equity securities in BlackRock were included in the Company’s consolidated balance sheets. Included in the Company’s net investment income (loss) in its consolidated statements of income (loss) for the year ended December 31, 2018 was $(0.2) million (2017 - $23.3 million) of investment income (loss) associated with the Company’s investment in BlackRock.
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
Prior to the change in the Company’s investment account structure described in Note 4, the Company traded various financial instruments and engaged in various investment activities with off-balance sheet risk. These financial instruments included securities sold, not yet purchased, forwards, futures, options, swaptions, swaps and contracts for differences. These financial instruments are now part of the underlying investment activities of TP Fund. Generally, these financial instruments represent future commitments to purchase or sell other financial instruments at specific terms at specified future dates. Each of these financial instruments contain varying degrees of off-balance sheet risk whereby changes in the fair values of the securities underlying the financial instruments or fluctuations in interest rates and index values could have exceeded the amounts recognized in the consolidated balance sheets.
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

23. Commitments and Contingencies
Operating leases
The Company leases offices space in Bermuda and in New Jersey, U.S.A. The leases have been accounted for as operating leases. Total rent expense for each of the years ended December 31, 2018, 2017 and 2016 were $0.8 million.
Future minimum rental commitments as of December 31, 2018 under these leases are expected to be as follows:

2019	$935
2020	839
2021	236
2022	39
2023	—
Thereafter	—
$2,049
Agreements
Third Point LLC
In June 2016, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA entered into JV Agreements with Third Point LLC and TP GP for an additional five year term, effective on December 22, 2016. These agreements have similar terms to the expired agreements, however, the management fee was reduced from 2% to 1.5%.
As a result of the change in investment structure described in Note 4, pursuant to the 2018 LPA effective August 31, 2018, management fees are charged at the TP Fund level and are calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Offshore Master Fund. The JV Agreements will be terminated on the date that all net investment assets have been transferred to TP Fund pursuant to the Subscription Agreement.
NetJets
In September 2016, the Company traded in its existing aircraft and acquired from NetJets Sales Inc. (“NetJets”) an undivided 31.25% interest in a new aircraft for a five year period. The agreement with NetJets provides for monthly management fees, occupied hourly fees and other fees.
Future minimum management fee commitments as of December 31, 2018 under the existing agreement are expected to be as follows:

2019	$738
2020	765
2021	529
2022	—
2023	—
$2,032
Employment agreements
As of December 31, 2018, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.

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
Reinsurance contracts
The Company is subject to customary termination and collateral provisions within certain of its reinsurance contracts, based on reductions of capital and surplus. The inclusion and terms of these provisions vary by contract but are typically set at a 20% or greater reduction of capital and surplus over any 12 month period. For the year ended December 31, 2018, the decrease in shareholders’ equity attributable to common shareholder’s of Third Point Re and Third Point Re BDA both exceeded 20%.  As a result, termination or collateral rights for some of Third Point Re BDA’s and Third Point Re USA’s reinsurance contracts can be exercised. The Company has not been advised by any client of their intention to exercise these rights; however, they may do so in the future.  The exercising of such rights could cause Third Point Re BDA to have to return premiums and/or post additional collateral, however the impact cannot be reasonably estimated. In each case, this could cause Third Point Re BDA to liquidate investments in TP Fund to return to clients or to post as additional collateral.
24. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses including: net investment income (loss), certain general and administrative expenses related to corporate activities, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are presented as a reconciliation to the Company’s consolidated results. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.

The following is a summary of the Company’s operating segment results for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Property and Casualty Reinsurance	Total (1)	Property and Casualty Reinsurance	Total (1)	Property and Casualty Reinsurance	Total (1)
Revenues
Gross premiums written	$578,252	$578,252	$641,620	$641,620	$617,374	$617,374
Gross premiums ceded	(19,895)	(19,895)	(2,475)	(2,475)	(2,325)	(2,325)
Net premiums written	558,357	558,357	639,145	639,145	615,049	615,049
Change in net unearned premium reserves	63,085	63,085	(92,087)	(92,087)	(24,859)	(24,859)
Net premiums earned	621,442	621,442	547,058	547,058	590,190	590,190
Expenses
Loss and loss adjustment expenses incurred, net	438,414	438,414	370,058	370,058	395,932	395,932
Acquisition costs, net	206,498	206,498	188,904	188,904	222,150	222,150
General and administrative expenses	18,635	18,635	30,656	30,656	22,160	22,160
Total expenses	663,547	663,547	589,618	589,618	640,242	640,242
Net underwriting loss	$(42,105)	(42,105)	$(42,560)	(42,560)	$(50,052)	(50,052)
Net investment income (loss)		(251,433)		391,953		98,825
Corporate expenses		(17,606)		(22,447)		(17,207)
Other expenses		(9,610)		(12,674)		(8,387)
Interest expense		(8,228)		(8,225)		(8,231)
Foreign exchange gains (losses)		7,503		(12,300)		19,521
Income tax (expense) benefit		4,010		(11,976)		(5,593)
Net income attributable to noncontrolling interests in related party		(223)		(3,973)		(1,241)
Net income (loss) available to Third Point Re common shareholders		$(317,692)		$277,798		$27,635

Property and Casualty Reinsurance - Underwriting Ratios (2):
Loss ratio	70.6%		67.6%		67.1%
Acquisition cost ratio	33.2%		34.5%		37.6%
Composite ratio	103.8%		102.1%		104.7%
General and administrative expense ratio	3.0%		5.6%		3.8%
Combined ratio	106.8%		107.7%		108.5%

(1)
As a result of the change in the Company’s investment account structure, the Company is no longer quantifying the net investment income on float and all non-underwriting income and expenses are presented as a reconciliation to the Company’s consolidated results. Prior year comparatives have been adjusted to conform with the revised presentation.

(2)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2018, 2017 and 2016 as a percentage of total gross premiums written in the relevant year:

	2018	2017	2016
Largest contract	17.5%	16.1%	16.1%
Second largest contract	12.1%	14.1%	n/a
Third largest contract	n/a	13.1%	n/a
Total for contracts contributing greater than 10% each	29.6%	43.3%	16.1%
Total for contracts contributing less than 10% each	70.4%	56.7%	83.9%
	100.0%	100.0%	100.0%

The following table lists counterparties with whom the Company has reinsurance balances receivable representing more than 10% of the Company’s total reinsurance balances receivable as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Counterparty 1	$86,155	14.3%	$80,187	16.8%
Counterparty 2	83,079	13.8%	58,776	12.4%
Counterparty 3	69,641	11.6%	51,613	10.8%
Counterparty 4	n/a	n/a	47,438	10.0%
	238,875	39.7%	238,014	50.0%
Other counterparties representing less than 10% each	363,573	60.3%	237,994	50.0%
Reinsurance balances receivable	$602,448	100.0%	$476,008	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
Property	$9,070	1.6%	$136,999	21.4%	$98,334	15.9%
Casualty	235,789	40.8%	269,759	42.0%	213,050	34.5%
Specialty	259,173	44.8%	125,511	19.6%	305,990	49.6%
Total prospective reinsurance contracts	504,032	87.2%	532,269	83.0%	617,374	100.0%
Retroactive reinsurance contracts	74,220	12.8%	109,351	17.0%	—	—%
	$578,252	100.0%	$641,620	100.0%	$617,374	100.0%
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
Largest broker	$198,251	34.3%	$243,581	38.0%	$240,172	38.9%
Second largest broker	157,542	27.2%	128,648	20.1%	185,638	30.1%
Third largest broker	70,524	12.2%	107,612	16.8%	97,148	15.7%
Other	151,935	26.3%	161,779	25.1%	94,416	15.3%
	$578,252	100.0%	$641,620	100.0%	$617,374	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
United States	$326,261	56.4%	$352,539	54.9%	$332,849	53.9%
United Kingdom	63,619	11.0%	203,768	31.8%	187,625	30.4%
Bermuda	93,406	16.2%	62,234	9.7%	96,900	15.7%
Other	94,966	16.4%	23,079	3.6%	—	—%
	$578,252	100.0%	$641,620	100.0%	$617,374	100.0%
25. Statutory requirements
Under the Bermuda Insurance Act 1978, as amended, and related regulations, Third Point Re BDA and Third Point Re USA are subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement (“BSCR”) model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re BDA’s and Third Point Re USA’s assets, liabilities and premiums. Third Point Re BDA’s and Third Point Re USA’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement (“ECR”). Third Point Re BDA and Third Point Re USA are required to calculate and submit the ECR to the Bermuda Monetary Authority (“BMA”), annually. Following receipt of the submission of Third Point Re BDA’s and Third Point Re USA’s ECR, the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. In 2016, the BMA implemented the economic balance sheet (“EBS”) framework, which is now used as the basis to determine the Company’s ECR.  Under the new framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. As of December 31, 2018 and 2017, Third Point Re BDA and Third Point Re USA met their ECR.
As of December 31, 2018 and 2017, the principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is that prepaid expenses is a non-admitted asset for statutory purposes.
Third Point Re BDA and Third Point Re USA are also required under their Class 4 licenses to maintain minimum liquidity ratios whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2018 and 2017, Third Point Re BDA and Third Point Re USA met their minimum liquidity ratio requirements.
The following is a summary of actual and required statutory capital and surplus, based on the EBS framework, of Third Point Re BDA and Third Point Re USA as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Actual statutory capital and surplus
Third Point Re BDA	$1,043,357	$1,430,174
Third Point Re USA	255,872	265,206
Required statutory capital and surplus
Third Point Re BDA	574,405	759,518
Third Point Re USA	$100,000	$93,261
The following is a summary of the statutory net income (loss) for Third Point Re and Third Point Re USA for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Third Point Re BDA	$(272,339)	$265,903	$35,096
Third Point Re USA	$(29,491)	$22,310	$2,701

Dividend restrictions
Third Point Re BDA
Third Point Re BDA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, Third Point Re BDA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless Third Point Re BDA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re BDA to fail to meet its capital requirements. As of December 31, 2018, Third Point Re BDA could pay dividends in 2019 of approximately $260.8 million (December 31, 2017 - $357.5 million) without providing an affidavit to the BMA.
Third Point Re USA
Third Point Re USA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re USA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus, unless Third Point Re USA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re USA to fail to meet its capital requirements. Third Point Re USA is also restricted by the amount of shareholder’s equity that is available for the payment of dividends and must maintain a minimum shareholder’s equity of $250.0 million as per the Net Worth Maintenance Agreement. As of December 31, 2018, Third Point Re USA could pay dividends of approximately $1.4 million (December 31, 2017 - $24.3 million).
26. Subsequent event
Second Amended and Restated Limited Partnership Agreement
On February 28, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended LPA with TP GP, which amended and restated the 2018 LPA. The Amended LPA revised the management fee from 1.5% per annum to 1.25% per annum with effect from January 1, 2019.  In addition, pursuant to the Amended LPA, TP GP shall notify the Company if Third Point LLC or its affiliates (either alone or together with a third party) form certain investment vehicles that pursue an investment strategy primarily comprised of debt or other credit-related investments (the “Permitted Funds”).  The Amended LPA provides the Company with the right to withdraw up to $250.0 million in 2019 and a separate $250.0 million during the period from January 1, 2020 through December 31, 2021 for the purpose of immediately investing such amounts in Permitted Funds.  Furthermore, the Amended LPA adjusted the loss carryforward terms of the LPA, which relate to the calculation of TP GP’s performance compensation under the LPA, to preserve the loss carryforward attributable to the Company’s investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund. The term of the Amended LPA ends December 31, 2021, which is consistent with the term under the 2018 LPA. All other material terms of the Amended LPA remain consistent with the LPA.
27. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the consolidating balance sheets as of December 31, 2018 and 2017 and the consolidating statements of income (loss) and cash flows for the years ended December 31, 2018, 2017 and 2016 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONSOLIDATING BALANCE SHEET
As of December 31, 2018
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$1,523,728	$—	$1,523,728
Cash and cash equivalents	—	187	103,996	—	104,183
Restricted cash and cash equivalents	—	—	609,154	—	609,154
Investment in subsidiaries	1,207,161	251,350	175,758	(1,634,269)	—
Due from brokers	—	—	1,411	—	1,411
Interest and dividends receivable	—	—	1,316	—	1,316
Reinsurance balances receivable	—	—	602,448	—	602,448
Deferred acquisition costs, net	—	—	203,842	—	203,842
Unearned premiums ceded	—	—	17,552	—	17,552
Loss and loss adjustment expenses recoverable	—	—	2,031	—	2,031
Amounts due from (to) affiliates	(3,522)	52	3,470	—	—
Other assets	1,673	5,069	13,827	—	20,569
Total assets	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234
Liabilities
Accounts payable and accrued expenses	$738	$70	$6,453	$—	$7,261
Reinsurance balances payable	—	—	69,701	—	69,701
Deposit liabilities	—	—	145,342	—	145,342
Unearned premium reserves	—	—	602,936	—	602,936
Loss and loss adjustment expense reserves	—	—	937,157	—	937,157
Participation agreement with related party investment fund	—	—	2,297	—	2,297
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	113,911	—	—	113,911
Total liabilities	738	117,036	1,763,886	—	1,881,660
Redeemable noncontrolling interests in related party	—	—	—	—	—
Shareholders' equity
Common shares	9,364	—	1,239	(1,239)	9,364
Additional paid-in capital	918,882	176,005	1,557,016	(1,733,021)	918,882
Retained earnings (deficit)	276,328	(36,383)	(63,608)	99,991	276,328
Shareholders’ equity attributable to Third Point Re common shareholders	1,204,574	139,622	1,494,647	(1,634,269)	1,204,574
Total shareholders’ equity	1,204,574	139,622	1,494,647	(1,634,269)	1,204,574
Total liabilities, noncontrolling interests and shareholders’ equity	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234

CONSOLIDATING BALANCE SHEET
As of December 31, 2017
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$2,995,939	$—	$2,995,939
Cash and cash equivalents	9	199	7,989	—	8,197
Restricted cash and cash equivalents	—	—	541,136	—	541,136
Investment in subsidiaries	1,657,467	274,272	164,909	(2,096,648)	—
Due from brokers	—	—	305,093	—	305,093
Derivative assets, at fair value	—	—	73,372	—	73,372
Interest and dividends receivable	—	—	3,774	—	3,774
Reinsurance balances receivable	—	—	476,008	—	476,008
Deferred acquisition costs, net	—	—	258,793	—	258,793
Unearned premiums ceded	—	—	1,049	—	1,049
Loss and loss adjustment expenses recoverable	—	—	1,113	—	1,113
Amounts due from (to) affiliates	(1,288)	412	876	—	—
Other assets	664	—	6,656	—	7,320
Total assets	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794
Liabilities
Accounts payable and accrued expenses (1)	$763	$(8,805)	$42,674	$—	$34,632
Reinsurance balances payable	—	—	41,614	—	41,614
Deposit liabilities	—	—	129,133	—	129,133
Unearned premium reserves	—	—	649,518	—	649,518
Loss and loss adjustment expense reserves	—	—	720,570	—	720,570
Securities sold, not yet purchased, at fair value	—	—	394,278	—	394,278
Securities sold under an agreement to repurchase	—	—	29,618	—	29,618
Due to brokers	—	—	770,205	—	770,205
Derivative liabilities, at fair value	—	—	14,503	—	14,503
Interest and dividends payable	—	3,055	1,220	—	4,275
Senior notes payable, net of deferred costs	—	113,733	—	—	113,733
Total liabilities	763	107,983	2,793,333	—	2,902,079
Redeemable noncontrolling interests in related party	—	—	108,219	—	108,219
Shareholders’ equity
Common shares	10,723	—	1,250	(1,250)	10,723
Treasury shares	(48,253)	—	—	—	(48,253)
Additional paid-in capital	1,099,599	165,097	1,531,770	(1,696,867)	1,099,599
Retained earnings (deficit)	594,020	1,803	396,728	(398,531)	594,020
Shareholders’ equity attributable to Third Point Re common shareholders	1,656,089	166,900	1,929,748	(2,096,648)	1,656,089
Noncontrolling interests in related party	—	—	5,407	—	5,407
Total shareholders’ equity	1,656,089	166,900	1,935,155	(2,096,648)	1,661,496
Total liabilities, noncontrolling interests and shareholders’ equity	$1,656,852	$274,883	$4,836,707	$(2,096,648)	$4,671,794
(1) Negative balance of $8.8 million represents net deferred tax assets that are offset by net deferred tax liabilities in Third Point Re USA of $9.9 million, resulting in a net liability position as of December 31, 2017.

CONSOLIDATING STATEMENT OF LOSS
Year Ended December 31, 2018
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$578,252	$—	$578,252
Gross premiums ceded	—	—	(19,895)	—	(19,895)
Net premiums written	—	—	558,357	—	558,357
Change in net unearned premium reserves	—	—	63,085	—	63,085
Net premiums earned	—	—	621,442	—	621,442
Net investment loss	—	—	(251,433)	—	(251,433)
Equity in losses of subsidiaries	(310,552)	(29,492)	(57)	340,101	—
Total revenues	(310,552)	(29,492)	369,952	340,101	370,009
Expenses
Loss and loss adjustment expenses incurred, net	—	—	438,414	—	438,414
Acquisition costs, net	—	—	206,498	—	206,498
General and administrative expenses	7,140	47	29,054	—	36,241
Other expenses	—	—	9,610	—	9,610
Interest expense	—	8,228	—	—	8,228
Foreign exchange gains	—	—	(7,503)	—	(7,503)
Total expenses	7,140	8,275	676,073	—	691,488
Loss before income tax benefit	(317,692)	(37,767)	(306,121)	340,101	(321,479)
Income tax (expense) benefit	—	(419)	4,429	—	4,010
Net loss	(317,692)	(38,186)	(301,692)	340,101	(317,469)
Net income attributable to noncontrolling interests in related party	—	—	(223)	—	(223)
Net loss attributable to Third Point Re common shareholders	$(317,692)	$(38,186)	$(301,915)	$340,101	$(317,692)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2017
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$641,620	$—	$641,620
Gross premiums ceded	—	—	(2,475)	—	(2,475)
Net premiums written	—	—	639,145	—	639,145
Change in net unearned premium reserves	—	—	(92,087)	—	(92,087)
Net premiums earned	—	—	547,058	—	547,058
Net investment income	—	—	391,953	—	391,953
Equity in earnings (losses) of subsidiaries	283,088	22,309	(57)	(305,340)	—
Total revenues	283,088	22,309	938,954	(305,340)	939,011
Expenses
Loss and loss adjustment expenses incurred, net	—	—	370,058	—	370,058
Acquisition costs, net	—	—	188,904	—	188,904
General and administrative expenses	5,290	49	47,764	—	53,103
Other expenses	—	—	12,674	—	12,674
Interest expense	—	8,225	—	—	8,225
Foreign exchange losses	—	—	12,300	—	12,300
Total expenses	5,290	8,274	631,700	—	645,264
Income before income tax (expense) benefit	277,798	14,035	307,254	(305,340)	293,747
Income tax (expense) benefit	—	3,062	(15,038)	—	(11,976)
Net income	277,798	17,097	292,216	(305,340)	281,771
Net income attributable to noncontrolling interests in related party	—	—	(3,973)	—	(3,973)
Net income available to Third Point Re common shareholders	$277,798	$17,097	$288,243	$(305,340)	$277,798

CONSOLIDATING STATEMENT OF INCOME (LOSS)
Year Ended December 31, 2016

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$617,374	$—	$617,374
Gross premiums ceded	—	—	(2,325)	—	(2,325)
Net premiums written	—	—	615,049	—	615,049
Change in net unearned premium reserves	—	—	(24,859)	—	(24,859)
Net premiums earned	—	—	590,190	—	590,190
Net investment income	—	—	98,825	—	98,825
Equity in earnings (losses) of subsidiaries	32,347	2,701	(107)	(34,941)	—
Total revenues	32,347	2,701	688,908	(34,941)	689,015
Expenses
Loss and loss adjustment expenses incurred, net	—	—	395,932	—	395,932
Acquisition costs, net	—	—	222,150	—	222,150
General and administrative expenses	4,712	40	34,615	—	39,367
Other expenses	—	—	8,387	—	8,387
Interest expense	—	8,231	—	—	8,231
Foreign exchange gains	—	—	(19,521)	—	(19,521)
Total expenses	4,712	8,271	641,563	—	654,546
Income (loss) before income tax (expense) benefit	27,635	(5,570)	47,345	(34,941)	34,469
Income tax (expense) benefit	—	2,895	(8,488)	—	(5,593)
Net income (loss)	27,635	(2,675)	38,857	(34,941)	28,876
Net income attributable to noncontrolling interests in related party	—	—	(1,241)	—	(1,241)
Net income (loss) available to Third Point Re common shareholders	$27,635	$(2,675)	$37,616	$(34,941)	$27,635

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(317,692)	$(38,186)	$(301,692)	$340,101	$(317,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	310,552	29,492	57	(340,101)	—
Share compensation expense	610	—	4,346	—	4,956
Net interest income on deposit liabilities	—	—	(1,273)	—	(1,273)
Net realized and unrealized gain on investments and derivatives	—	—	(34,145)	—	(34,145)
Net unrealized loss on investment in related party investment fund	—	—	280,847	—	280,847
Net foreign exchange gains	—	—	(7,503)	—	(7,503)
Amortization of premium and accretion of discount, net	—	178	3,956	—	4,134
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(120,620)	—	(120,620)
Deferred acquisition costs, net	—	—	54,951	—	54,951
Unearned premiums ceded	—	—	(16,503)	—	(16,503)
Loss and loss adjustment expenses recoverable	—	—	(918)	—	(918)
Other assets	(1,009)	(5,069)	(7,408)	—	(13,486)
Interest and dividends receivable, net	—	—	(2,716)	—	(2,716)
Unearned premium reserves	—	—	(46,582)	—	(46,582)
Loss and loss adjustment expense reserves	—	—	225,670	—	225,670
Accounts payable and accrued expenses	(25)	5,513	(30,172)	—	(24,684)
Reinsurance balances payable	—	—	28,728	—	28,728
Amounts due from (to) affiliates	2,234	360	(2,594)	—	—
Net cash provided by (used in) operating activities	(5,330)	(7,712)	26,429	—	13,387
Investing activities
Net redemptions from related party investment fund	—	—	6,342	—	6,342
Change in participation agreement with related party investment fund	—	—	(20,852)	—	(20,852)
Purchases of investments	—	—	(3,483,319)	—	(3,483,319)
Proceeds from sales and maturities of investments	—	—	3,475,515	—	3,475,515
Purchases of investments to cover short sales	—	—	(853,798)	—	(853,798)
Proceeds from short sales of investments	—	—	800,508	—	800,508
Change in due to/from brokers, net	—	—	482,778	—	482,778
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)	—	(29,618)
Contributed capital to subsidiaries	(10,000)	10,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(10,000)	10,000	—	—
Net cash provided by (used in) investing activities	(10,000)	—	387,556	—	377,556
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(138,705)	—	—	—	(138,705)
Increase in deposit liabilities, net	—	—	9,790	—	9,790
Change in total noncontrolling interests in related party, net	—	—	(97,950)	—	(97,950)
Dividend received by (paid to) parent	154,100	7,700	(161,800)	—	—
Net cash provided by (used in) financing activities	15,321	7,700	(249,960)	—	(226,939)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9)	(12)	164,025	—	164,004
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$—	$187	$713,150	$—	$713,337

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$277,798	$17,097	$292,216	$(305,340)	$281,771
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	(283,088)	(22,309)	57	305,340	—
Share compensation expense	298	—	3,301	—	3,599
Net interest expense on deposit liabilities	—	—	2,800	—	2,800
Net realized and unrealized gain on investments and derivatives	—	—	(480,045)	—	(480,045)
Net foreign exchange losses	—	—	12,300	—	12,300
Amortization of premium and accretion of discount, net	—	178	295	—	473
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(86,606)	—	(86,606)
Deferred acquisition costs, net	—	—	(37,175)	—	(37,175)
Unearned premiums ceded	—	—	(354)	—	(354)
Loss and loss adjustment expenses recoverable	—	—	(1,112)	—	(1,112)
Other assets	(27)	5,507	3,657	—	9,137
Interest and dividends receivable, net	—	(2)	3,565	—	3,563
Unearned premium reserves	—	—	92,442	—	92,442
Loss and loss adjustment expense reserves	—	—	97,922	—	97,922
Accounts payable and accrued expenses	(388)	(8,845)	33,445	—	24,212
Reinsurance balances payable	—	—	(1,463)	—	(1,463)
Amounts due from (to) affiliates	1,146	(8,806)	7,660	—	—
Net cash used in operating activities	(4,261)	(17,180)	(57,095)	—	(78,536)
Investing activities
Purchases of investments	—	—	(3,099,525)	—	(3,099,525)
Proceeds from sales and maturities of investments	—	—	3,228,251	—	3,228,251
Purchases of investments to cover short sales	—	—	(791,753)	—	(791,753)
Proceeds from short sales of investments	—	—	1,048,552	—	1,048,552
Change in due to/from brokers, net	—	—	(149,898)	—	(149,898)
Increase in securities sold under an agreement to repurchase	—	—	29,618	—	29,618
Net cash provided by investing activities	—	—	265,245	—	265,245
Financing activities
Proceeds from issuance of common shares, net of costs	1,505	—	—	—	1,505
Purchases of Third Point Re common shares under share repurchase program	(40,864)	—	—	—	(40,864)
Increase in deposit liabilities	—	—	19,113	—	19,113
Change in total noncontrolling interests in related party, net	—	—	73,979	—	73,979
Dividend received by (paid to) parent	42,000	17,300	(59,300)	—	—
Net cash provided by financing activities	2,641	17,300	33,792	—	53,733
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,620)	120	241,942	—	240,442
Cash, cash equivalents and restricted cash at beginning of period	1,629	79	307,183	—	308,891
Cash, cash equivalents and restricted cash at end of period	$9	$199	$549,125	$—	$549,333

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$27,635	$(2,675)	$38,857	$(34,941)	$28,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(32,347)	(2,701)	107	34,941	—
Share compensation expense	543	—	8,395	—	8,938
Net interest income on deposit liabilities	—	—	(164)	—	(164)
Net realized and unrealized gain on investments and derivatives	—	—	(105,262)	—	(105,262)
Net foreign exchange gains	—	—	(19,521)	—	(19,521)
Amortization of premium and accretion of discount, net	—	178	4,940	—	5,118
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(86,612)	—	(86,612)
Deferred acquisition costs, net	—	—	(24,525)	—	(24,525)
Unearned premiums ceded	—	—	(508)	—	(508)
Loss and loss adjustment expenses recoverable	—	—	124	—	124
Other assets	(73)	(2,894)	(1,652)	—	(4,619)
Interest and dividends receivable, net	—	2	3,223	—	3,225
Unearned premium reserves	—	—	25,366	—	25,366
Loss and loss adjustment expense reserves	—	—	156,644	—	156,644
Accounts payable and accrued expenses	(1,985)	—	(110)	—	(2,095)
Reinsurance balances payable	—	—	19,786	—	19,786
Amounts due from (to) affiliates	(204)	8,164	(7,960)	—	—
Net cash provided by (used in) operating activities	(6,431)	74	11,128	—	4,771
Investing activities
Purchases of investments	—	—	(3,729,944)	—	(3,729,944)
Proceeds from sales of investments	—	—	3,504,598	—	3,504,598
Purchases of investments to cover short sales	—	—	(1,264,404)	—	(1,264,404)
Proceeds from short sales of investments	—	—	1,046,422	—	1,046,422
Change in due to/from brokers, net	—	—	367,019	—	367,019
Increase in securities sold under an agreement to repurchase	—	—	(8,944)	—	(8,944)
Contributed capital to subsidiaries	(5,000)	5,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(5,000)	5,000	—	—
Net cash used in investing activities	(5,000)	—	(80,253)	—	(85,253)
Financing activities
Proceeds from issuance of common shares, net of costs	5,141	—	—	—	5,141
Purchases of Third Point Re common shares under share repurchase program	(7,389)	—	—	—	(7,389)
Increase in deposit liabilities	—	—	22,023	—	22,023
Change in total noncontrolling interests in related party, net	—	—	18,276	—	18,276
Dividend received by (paid to) parent	15,000	—	(15,000)	—	—
Net cash provided by financing activities	12,752	—	25,299	—	38,051
Net increase (decrease) in cash, cash equivalents and restricted cash	1,321	74	(43,826)	—	(42,431)
Cash, cash equivalents and restricted cash at beginning of period	308	5	351,009	—	351,322
Cash, cash equivalents and restricted cash at end of period	$1,629	$79	$307,183	$—	$308,891

28. Quarterly financial results (UNAUDITED)

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues
Gross premiums written	$120,063	$30,064	$49,765	$378,360
Gross premiums ceded	(1,770)	—	(3,479)	(14,646)
Net premiums written	118,293	30,064	46,286	363,714
Change in net unearned premium reserves	91,177	97,929	95,207	(221,228)
Net premiums earned	209,470	127,993	141,493	142,486
Net investment income (loss)	(276,810)	(3,590)	31,175	(2,208)
Total revenues	(67,340)	124,403	172,668	140,278
Expenses
Loss and loss adjustment expenses incurred, net	173,088	88,706	84,000	92,620
Acquisition costs, net	56,668	40,841	57,584	51,405
General and administrative expenses	7,553	9,511	9,696	9,481
Other (income) expenses	2,994	(1,362)	3,983	3,995
Interest expense	2,074	2,074	2,051	2,029
Foreign exchange (gains) losses	(3,288)	(1,979)	(8,847)	6,611
Total expenses	239,089	137,791	148,467	166,141
Income (loss) before income tax (expense) benefit	(306,429)	(13,388)	24,201	(25,863)
Income tax (expense) benefit	8,417	111	(4,390)	(128)
Net income (loss)	(298,012)	(13,277)	19,811	(25,991)
Net income attributable to noncontrolling interests in related party	—	(4)	(209)	(10)
Net income (loss) available to Third Point Re common shareholders	$(298,012)	$(13,281)	$19,602	$(26,001)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(3.24)	$(0.14)	$0.20	$(0.26)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(3.24)	$(0.14)	$0.19	$(0.26)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,967,831	95,671,385	99,498,901	101,195,747
Diluted	91,967,831	95,671,385	102,032,485	101,195,747

	Three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues
Gross premiums written	$164,163	$174,539	$156,564	$146,354
Gross premiums ceded	75	—	(1,425)	(1,125)
Net premiums written	164,238	174,539	155,139	145,229
Change in net unearned premium reserves	(34,722)	(68,564)	18,419	(7,220)
Net premiums earned	129,516	105,975	173,558	138,009
Net investment income	67,150	88,968	107,325	128,510
Total revenues	196,666	194,943	280,883	266,519
Expenses
Loss and loss adjustment expenses incurred, net	99,509	77,275	107,379	85,895
Acquisition costs, net	31,837	33,974	68,641	54,452
General and administrative expenses	14,299	13,218	15,014	10,572
Other expenses	3,822	3,846	2,105	2,901
Interest expense	2,074	2,074	2,051	2,026
Foreign exchange losses	2,067	5,437	4,781	15
Total expenses	153,608	135,824	199,971	155,861
Income before income tax (expense) benefit	43,058	59,119	80,912	110,658
Income tax (expense) benefit	2,104	(3,475)	(5,307)	(5,298)
Net income	45,162	55,644	75,605	105,360
Net income attributable to noncontrolling interests in related party	(813)	(959)	(1,027)	(1,174)
Net income available to Third Point Re common shareholders	$44,349	$54,685	$74,578	$104,186
Earnings per share available to Third Point Re common shareholders
Basic earnings per share available to Third Point Re common shareholders	$0.44	$0.54	$0.73	$1.00
Diluted earnings per share available to Third Point Re common shareholders	$0.42	$0.52	$0.71	$0.98
Weighted average number of common shares used in the determination of earnings per share
Basic	101,405,772	101,391,145	102,283,844	104,013,871
Diluted	105,524,115	104,679,574	104,569,226	105,701,599

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties

	Cost	Fair value	Balance sheet value
Assets
U.S. Treasury securities	$201,212	$197,312	$197,312
Sovereign debt	51,150	42,328	42,328
Total debt securities	252,362	239,640	239,640
Investment in Kiskadee Fund	301	84	84
Total investments in securities	$252,663	$239,724	$239,724

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2018, 2017 and 2016

	As of and for the year ended December 31, 2018
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment loss (1)	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$203,842	$937,157	$602,936	$621,442	$—	$—	$438,414	$206,498	$18,635	$558,357
Corporate (2)	—	—	—	—	(251,433)	9,610	—	—	17,606	—
	$203,842	$937,157	$602,936	$621,442	$(251,433)	$9,610	$438,414	$206,498	$36,241	$558,357

	As of and for the year ended December 31, 2017
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income (1)	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$258,793	$720,570	$649,518	$547,058	$—	$—	$370,058	$188,904	$30,656	$639,145
Corporate (2)	—	—	—	—	391,953	12,674	—	—	22,447	—
	$258,793	$720,570	$649,518	$547,058	$391,953	$12,674	$370,058	$188,904	$53,103	$639,145

	As of and for the year ended December 31, 2016
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income (1)	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$221,618	$605,129	$557,076	$590,190	$—	$—	$395,932	$222,150	$22,160	$615,049
Corporate (2)	—	—	—	—	98,825	8,387	—	—	17,207	—
	$221,618	$605,129	$557,076	$590,190	$98,825	$8,387	$395,932	$222,150	$39,367	$615,049

(1)
As a result of the change in the Company’s investment account structure, the Company is no longer quantifying the net investment income on float. These amounts had previously been presented as part of the Company’s Property and Casualty Reinsurance segment. Prior year comparatives have been adjusted to conform with the revised presentation. See Note 24 for additional information.

(2)	Corporate is comprised of non-underwriting income and expenses.

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2018, 2017 and 2016

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2018	$—	$19,895	$578,252	$558,357	97%
Year ended December 31, 2017	$—	$2,475	$641,620	$639,145	100%
Year ended December 31, 2016	$—	$2,325	$617,374	$615,049	100%