Form 10-Q
period 2019-03-31
Third Point Reinsurance Ltd.
filed 2019-05-09
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐    No    ☒
The registrant’s common shares began trading on the New York Stock Exchange on August 15, 2013 under the symbol “TPRE”.
As of May 6, 2019, there were 94,347,762 common shares of the registrant’s common shares issued and outstanding, including 2,566,925 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2019 and December 31, 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	March 31, 2019	December 31, 2018
Assets
Investment in related party investment fund, at fair value (cost - $1,609,850; 2018 - $1,564,850)	$1,475,995	$1,284,004
Debt securities, trading, at fair value (cost - $252,084; 2018 - $252,362)	241,059	239,640
Other investments, at fair value	3,087	84
Total investments	1,720,141	1,523,728
Cash and cash equivalents	54,319	104,183
Restricted cash and cash equivalents	616,844	609,154
Subscription receivable from related party investment fund	15,000	—
Due from brokers	637	1,411
Interest and dividends receivable	1,891	1,316
Reinsurance balances receivable	758,816	602,448
Deferred acquisition costs, net	233,108	203,842
Unearned premiums ceded	16,139	17,552
Loss and loss adjustment expenses recoverable	2,751	2,031
Other assets	20,488	20,569
Total assets	$3,440,134	$3,086,234
Liabilities
Accounts payable and accrued expenses	$9,225	$7,261
Reinsurance balances payable	76,766	69,701
Deposit liabilities	144,782	145,342
Unearned premium reserves	767,352	602,936
Loss and loss adjustment expense reserves	986,639	937,157
Participation agreement with related party investment fund	1,521	2,297
Interest and dividends payable	1,015	3,055
Senior notes payable, net of deferred costs	113,955	113,911
Total liabilities	2,101,255	1,881,660
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 94,292,914; 2018 - 93,639,610)	9,429	9,364
Additional paid-in capital	920,207	918,882
Retained earnings	409,243	276,328
Shareholders’ equity attributable to Third Point Re common shareholders	1,338,879	1,204,574
Total liabilities and shareholders’ equity	$3,440,134	$3,086,234

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2019	2018
Revenues
Gross premiums written	$319,591	$378,360
Gross premiums ceded	(712)	(14,646)
Net premiums written	318,879	363,714
Change in net unearned premium reserves	(165,829)	(221,228)
Net premiums earned	153,050	142,486
Net investment income from investment in related party investment fund	146,991	—
Net investment income before management and performance fees to related parties	7,962	7,839
Management and performance fees to related parties (1)	—	(10,047)
Net investment income (loss)	154,953	(2,208)
Total revenues	308,003	140,278
Expenses
Loss and loss adjustment expenses incurred, net	95,068	92,620
Acquisition costs, net	57,498	51,405
General and administrative expenses	12,132	9,481
Other expenses	4,125	3,995
Interest expense	2,029	2,029
Foreign exchange losses	2,518	6,611
Total expenses	173,370	166,141
Income (loss) before income tax expense	134,633	(25,863)
Income tax expense	(1,718)	(128)
Net income (loss)	132,915	(25,991)
Net income attributable to noncontrolling interests in related party	—	(10)
Net income (loss) available to Third Point Re common shareholders	$132,915	$(26,001)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$1.45	$(0.26)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$1.43	$(0.26)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,669,810	101,195,747
Diluted	92,578,933	101,195,747

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.
(1) Effective August 31, 2018, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”) and together with Third Point Re BDA, the “TPRE Limited Partners”, entered into a Limited Partnership Agreement (the “2018 LPA”) to invest in Third Point Enhanced LP (“TP Fund”), a related party investment fund. As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the 2018 LPA. Management and performance fees incurred prior to the effective date of the 2018 LPA are reflected in management and performance fees to related parties.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2019 and 2018
(expressed in thousands of U.S. dollars)

	2019	2018
Common shares
Balance, beginning of period	$9,364	$10,723
Issuance of common shares, net	65	59
Common shares repurchased and retired	—	(558)
Balance, end of period	9,429	10,224
Treasury shares
Balance, beginning of period	—	(48,253)
Retirement of treasury shares	—	48,253
Balance, end of period	—	—
Additional paid-in capital
Balance, beginning of period	918,882	1,099,599
Issuance of common shares, net	(133)	(133)
Share compensation expense	1,458	1,245
Common shares repurchased and retired	—	(71,532)
Balance, end of period	920,207	1,029,179
Retained earnings
Balance, beginning of period	276,328	594,020
Net income (loss)	132,915	(25,991)
Net income attributable to noncontrolling interests in related party	—	(10)
Balance, end of period	409,243	568,019
Shareholders’ equity attributable to Third Point Re common shareholders	1,338,879	1,607,422
Noncontrolling interests in related party	—	5,089
Total shareholders' equity	$1,338,879	$1,612,511

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2019 and 2018
(expressed in thousands of U.S. dollars)

	2019	2018
Operating activities
Net income (loss)	$132,915	$(25,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation expense	1,458	1,245
Net interest expense on deposit liabilities	1,500	1,261
Net realized and unrealized gain on investments and derivatives	(1,692)	(2,830)
Net realized and unrealized gain on investment in related party investment fund	(146,991)	—
Net foreign exchange losses	2,518	6,611
Amortization of premium and accretion of discount, net	322	2,622
Changes in assets and liabilities:
Reinsurance balances receivable	(154,205)	(208,414)
Deferred acquisition costs, net	(29,266)	(50,110)
Unearned premiums ceded	1,413	(14,012)
Loss and loss adjustment expenses recoverable	(720)	(219)
Other assets	415	(559)
Interest and dividends receivable, net	(2,615)	(1,619)
Unearned premium reserves	164,416	235,240
Loss and loss adjustment expense reserves	44,838	34,392
Accounts payable and accrued expenses	1,964	(23,382)
Reinsurance balances payable	6,720	9,025
Performance fee payable to related party	—	20
Net cash provided by (used in) operating activities	22,990	(36,720)
Investing activities
Proceeds from redemptions from related party investment fund	10,000	—
Contributions to related party investment fund, including subscription receivable	(70,000)	—
Change in participation agreement with related party investment fund	(776)	—
Purchases of investments	(3,000)	(1,032,890)
Proceeds from sales and maturities of investments	—	1,221,157
Purchases of investments to cover short sales	—	(300,467)
Proceeds from short sales of investments	—	277,174
Change in due to/from brokers, net	774	8,818
Decrease in securities sold under an agreement to repurchase	—	(10,551)
Net cash provided by (used in) investing activities	(63,002)	163,241
Financing activities
Taxes paid on withholding shares	(68)	(74)
Purchases of Third Point Re common shares under share repurchase program	—	(23,837)
Decrease in deposit liabilities, net	(2,094)	(614)
Change in total noncontrolling interests in related party, net	—	(101,746)
Net cash used in financing activities	(2,162)	(126,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,174)	250
Cash, cash equivalents and restricted cash at beginning of period	713,337	549,333
Cash, cash equivalents and restricted cash at end of period	$671,163	$549,583
Supplementary information
Interest paid in cash	$4,025	$8,523
Income taxes paid in cash	$—	$1,226

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
Third Point Re USA is a Bermuda reinsurance company that was incorporated on November 21, 2014 and commenced operations in February 2015.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity.  Third Point Re USA prices and underwrites reinsurance business from an office in the United States.  Third Point Re USA is a wholly owned subsidiary of Third Point Re (USA) Holdings, Inc. (“TPRUSA”), an intermediate holding company based in the U.S., which is a wholly owned subsidiary of Third Point Re (UK) Holdings Ltd. (“Third Point Re UK”), an intermediate holding company based in the United Kingdom. Third Point Re UK is a wholly owned subsidiary of Third Point Re.
In August 2012, the Company established a wholly-owned subsidiary in the United Kingdom, Third Point Re Marketing (UK) Limited (“TPRUK”). In May 2013, TPRUK was licensed as an insurance intermediary by the UK Financial Conduct Authority.
These unaudited condensed consolidated financial statements include the results of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as filed with the U.S. Securities and Exchange Commission on February 28, 2019.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2018 Form 10-K.
Recently issued accounting standards
Issued and effective as of March 31, 2019
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (“ASU 2016-02”). ASU 2016-02 intends to improve financial reporting related to leasing transactions.  The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU

2016-02 requires entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 did not have a material impact on the Company’s condensed consolidated financial statements as a result of the limited number of leases the Company currently has in place.
In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and Accounting Standards Update 2018-11, Leases (Topic 842): Targeted improvements (ASU 2018-11). These updates make improvements to clarify or to correct unintended application of guidance in ASC 842 and did not have a significant effect on the Company.
In July 2017, the FASB issued Accounting Standards Update 2017-11, (Part I) Accounting for Certain Financial Instruments With Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, ASU 2017-11 re-characterizes the indefinite deferral of certain provisions of Topic 480 to a scope exception. The recharacterization has no accounting effect. The amendments are effective for interim and annual periods beginning after December 15, 2018. The Company does not currently have financial instruments with down round features, therefore, there was no impact to the Company’s condensed consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$54,319	$104,183
Restricted cash securing letter of credit facilities (1)	208,480	203,953
Restricted cash securing reinsurance contracts (2)	408,364	405,201
Total cash, cash equivalents and restricted cash (3)	671,163	713,337
Restricted investments securing reinsurance contracts (2)	241,059	239,640
Total cash, cash equivalents, restricted cash and restricted investments	$912,222	$952,977

(1)
Restricted cash securing letter of credit facilities primarily pertains to letters of credit that have been issued to the Company’s clients in support of our obligations under reinsurance contracts. The Company will not be released from the obligation to provide these letters of credit until the reserves underlying the reinsurance contracts have been settled. The time period for which the Company expects each letter of credit to be in place varies from contract to contract but can last several years.

(2)
Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities including U.S. Treasury securities and sovereign debt. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.

(3)	Cash, cash equivalents and restricted cash as reported in the Company’s condensed consolidated statements of cash flows.
4. Investments
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into a Limited Partnership Agreement (the “2018 LPA”) to invest in Third Point Enhanced LP (“TP Fund”), a related party investment fund.  As a result, substantially all assets and related liabilities were transferred from the Company’s separate accounts to TP Fund and Third Point Re BDA and Third Point Re USA received limited partnership interests in TP Fund in exchange. Third Point Re BDA and Third Point Re USA no longer directly hold their invested assets and liabilities but instead, hold an investment in TP Fund. For additional details regarding the Company’s change in its investment account structure, see Note 4 to the Company’s consolidated financial statements filed with the 2018 Form 10-K.

The Company’s investments primarily consist of an investment in TP Fund and certain collateral assets consisting of debt securities and restricted cash. Third Point LLC is the investment manager of TP Fund and the Company’s collateral assets. The following is a summary of the net investments managed by Third Point LLC as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets
Total investments, including investment in related party investment fund	$1,717,054	$1,523,644
Cash and cash equivalents	3,647	1,017
Restricted cash and cash equivalents	616,844	609,154
Due from brokers	637	1,411
Interest and dividends receivable	1,891	1,316
Total assets	2,340,073	2,136,542
Liabilities
Accounts payable and accrued expenses	188	114
Participation agreement with related party investment fund	1,521	2,297
Total liabilities	1,709	2,411
Total net investments managed by Third Point LLC	$2,338,364	$2,134,131
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
The Company’s investment in TP Fund has been presented on the condensed consolidated balance sheets as an investment in related party investment fund. The collateral assets are presented in the condensed consolidated balance sheets within debt securities and restricted cash and are considered as part of total net investments managed by Third Point LLC.
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
The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private preferred equity securities	$—	$—	$3,000	$3,000
Total equities	—	—	3,000	3,000
U.S. Treasury securities	—	198,158	—	198,158
Sovereign debt	—	42,901	—	42,901
Total debt securities	—	241,059	—	241,059
	$—	$241,059	$3,000	244,059
Investments in funds valued at NAV				1,476,082
Total assets				$1,720,141
Liabilities
Derivative liabilities (embedded)	$—	$—	$32	$32
Total liabilities	$—	$—	$32	$32

	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury securities	$—	$197,312	$—	$197,312
Sovereign debt	—	42,328	—	42,328
Total debt securities	$—	$239,640	$—	239,640
Investments in funds valued at NAV				1,284,088
Total assets				$1,523,728
Liabilities
Derivative liabilities (embedded)	$—	$—	$22	$22
Total liabilities	$—	$—	$22	$22
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended March 31, 2019 were $nil and $1.4 million, respectively (2018 - $(23.9) million and $(0.6) million, respectively).

Private preferred equity securities
Private preferred equity securities are those not registered for public sale and are carried at an estimated fair value at the end of the period. Valuation techniques used may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct investment valuations of such private securities.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2019 and 2018:

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	March 31, 2019
Assets
Private preferred equity securities	$—	$—	$3,000	$—	$—	$3,000
Total assets	$—	$—	$3,000	$—	$—	$3,000
Liabilities
Derivative liabilities (embedded)	$(22)	$—	$—	$—	$(10)	$(32)
Total liabilities	$(22)	$—	$—	$—	$(10)	$(32)

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	March 31, 2018
Assets
Private common equity securities	$4,794	$—	$—	$—	$(442)	$4,352
Private preferred equity securities	57,126	—	161	(15)	(2,041)	55,231
Asset-backed securities	27,308	1,839	12,197	(12,446)	(1,642)	27,256
Corporate bonds	9,868	—	20	—	193	10,081
Other debt securities	713	—	—	(892)	179	—
Rights and warrants	435	—	582	(204)	6	819
Real estate	6,831	—	—	(153)	259	6,937
Total assets	$107,075	$1,839	$12,960	$(13,710)	$(3,488)	$104,676
Liabilities
Derivative liabilities (free standing)	$(2,085)	$—	$—	$—	$89	$(1,996)
Derivative liabilities (embedded)	(171)	—	—	—	47	(124)
Total liabilities	$(2,256)	$—	$—	$—	$136	$(2,120)

(1)
Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three months ended March 31, 2019 was $nil (2018 - $(4.0) million).
For the three months ended March 31, 2019 and 2018, there were no changes in the valuation techniques as they relate to the above.

6. Derivatives
Prior to the change in the Company’s investment account structure described in Note 4, the Company entered into derivative contracts. The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the three months ended March 31, 2018. Realized and unrealized gains (losses) related to free standing derivatives are included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

	2019		2018
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)	Realized Gain (Loss)	Unrealized Gain (Loss)
Credit
Credit Default Swaps - Protection Purchased	$—	$—	$(1,248)	$559
Credit Default Swaps - Protection Sold	—	—	848	(761)
Total Return Swaps - Long Contracts	—	—	442	805
Equity Price
Contracts for Differences - Long Contracts	—	—	14,200	(8,578)
Contracts for Differences - Short Contracts	—	—	4,060	(81)
Total Return Swaps - Long Contracts	—	—	19,191	(15,077)
Total Return Swaps - Short Contracts	—	—	(6,856)	1,765
Interest Rates
Interest Rate Swaptions	—	—	—	(221)
Sovereign Futures - Short Contracts	—	—	(1)	(24)
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	—	—	(13,816)	2,665
Foreign Currency Options - Purchased	—	—	—	(576)
Foreign Currency Options - Sold	—	—	—	83
	$—	$—	$16,820	$(19,441)
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(10)	$—	$47
Total Derivative Liabilities (embedded)	$—	$(10)	$—	$47
7. Loss and loss adjustment expense reserves
As of March 31, 2019 and December 31, 2018, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	March 31, 2019	December 31, 2018
Case loss and loss adjustment expense reserves	$127,827	$125,456
Incurred but not reported loss and loss adjustment expense reserves	858,107	811,280
Deferred gains on retroactive reinsurance contracts	705	421
	$986,639	$937,157

The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2019 and 2018:

	2019	2018
Gross reserves for loss and loss adjustment expenses, beginning of period	$937,157	$720,570
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,031)	(1,113)
Less: deferred charges on retroactive reinsurance contracts	(3,847)	—
Net reserves for loss and loss adjustment expenses, beginning of period	931,279	719,457
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	97,794	75,759
Prior years	(2,726)	16,861
Total incurred loss and loss adjustment expenses	95,068	92,620
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(13,047)	(11,988)
Prior years	(37,578)	(46,459)
Total net paid losses	(50,625)	(58,447)
Foreign currency translation	4,644	6,669
Net reserves for loss and loss adjustment expenses, end of period	980,366	760,299
Plus: loss and loss adjustment expenses recoverable, end of period	2,751	1,332
Plus: deferred charges on retroactive reinsurance contracts	3,522	—
Gross reserves for loss and loss adjustment expenses, end of period	$986,639	$761,631
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
The $2.7 million net decrease in prior years’ reserves for the three months ended March 31, 2019 includes $4.0 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $1.3 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $4.0 million of net favorable prior years’ reserve development for the three months ended March 31, 2019 was accompanied by net increases of $3.7 million in acquisition costs, resulting in a $0.3 million improvement in the net underwriting results, primarily due to:

•
$7.7 million of net favorable underwriting loss development relating to workers’ compensation contracts. The favorable development was the result of better than expected loss experience and was partially offset by;

•	$7.1 million of net adverse underwriting loss development primarily relating to our general liability and multi-line contracts, as a result of worse than expected loss experience.

•
The $1.3 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $1.0 million increase in acquisition costs, for a total of $2.3 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $2.2 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.1 million increase in net underwriting loss for the three months ended March 31, 2019.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $0.2 million improvement in the net underwriting results for the three months ended March 31, 2019.

As of March 31, 2019, the Company had an unamortized deferred charge of $3.5 million (December 31, 2018 - $3.8 million) relating to retroactive reinsurance contracts. Deferred charge on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheet.
The $16.9 million net increase in prior years’ reserves, which includes $0.1 million for the amortization of deferred gains, for the three months ended March 31, 2018 includes $0.6 million of net favorable reserve development related to decreases in loss reserve estimates and $17.5 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

8. Management and performance fees
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA were parties to the Amended and Restated Joint Venture and Investment Management Agreements (the “JV Agreements”) with Third Point LLC and TP GP under which Third Point LLC managed certain jointly held assets. Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) with Third Point Advisors LLC (“TP GP”), pursuant to which Third Point Re BDA and Third Point Re USA invested in the TP Fund. Effective January 1, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement of TP Fund (the “Amended LPA”, together with the 2018 LPA the “LPA”), which amended and restated the 2018 LPA

Management fees
Pursuant to both the JV Agreements and the LPA, Third Point LLC is entitled to receive monthly management fees. Prior to the change in the Company’s investment account structure, management fees were calculated based on 1.5% of net investments managed by Third Point LLC. As a result of the 2018 LPA effective August 31, 2018, management fees are charged at the TP Fund level and were calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund. As a result of the Amended LPA effective January 1, 2019, the management fee was revised from 1.5% to 1.25% per annum, with no change to the calculation as part of the 2018 LPA.
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
Prior to the change in the investment account structure described in Note 4, the performance fee accrued on net investment income was included in liabilities as a performance fee payable to related party during the period, unless funds were redeemed from the TPRE Limited Partners’ accounts, in which case, the proportionate share of performance fee associated with the redemption amount was earned and allocated to TP GP’s capital account and recorded as an increase in noncontrolling interests in related party. At the end of each year, the remaining portion of the performance fee payable that had not been included in noncontrolling interests in related party was earned and then allocated to TP GP’s capital account.
As a result of the 2018 LPA effective August 31, 2018, the performance fee is included as part of “Investment in related party investment fund” on the Company’s condensed consolidated balance sheet since the fees are charged at the TP Fund level.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts, not offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable. As of March 31, 2019, the Loss Recovery Account for Third Point Re BDA’s investment in TP Fund was $20.2 million (December 31, 2018 - $46.8 million) and for Third Point Re USA’s investment in TP Fund was $1.8 million (December 31, 2018 - $3.8 million). These amounts have not been recorded in the Company’s condensed consolidated balance sheets.
For the three months ended March 31, 2018, management and performance fees to related parties in the condensed consolidated statements of income (loss) include activity in the separate accounts prior to the change in the investment account structure. As a result of the 2018 LPA effective August 31, 2018, management and performance fees for the three months ended March 31, 2019 are presented within net investment income from investment in related party investment fund in the condensed consolidated statements of income (loss).

The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
Management fees - Third Point LLC	$—	$9,775
Performance fees - Third Point Advisors LLC	—	272
Management and performance fees to related parties as reported in the Company’s condensed consolidated statement of income (loss)	—	10,047
Management and performance fees included in net investment income from investment in related party investment fund (before loss carryforward)	34,241	—
Performance fees - Loss carryforward	(29,398)	—
Total management and performance fees to related parties	$4,843	$10,047
9. Deposit accounted contracts
The following table represents activity for the deposit contracts for the three months ended March 31, 2019 and year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Balance, beginning of period	$145,342	$129,133
Consideration received	571	17,879
Consideration receivable	—	7,390
Net investment expense (income) allocation	1,500	(1,273)
Payments	(2,665)	(8,089)
Foreign currency translation	34	302
Balance, end of period	$144,782	$145,342
10. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of March 31, 2019, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of March 31, 2019, the Company had capitalized $1.0 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of March 31, 2019, the Notes had an estimated fair value of $116.6 million (December 31, 2018 - $114.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2019 and December 31, 2018.

Letters of credit
As of March 31, 2019, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Unsecured syndicated credit facility	$200,000	$158,027	n/a
Committed - Secured letters of credit facilities	125,000	61,624	61,624
Uncommitted - Secured letters of credit facilities	n/a	146,856	146,856
		$366,507	$208,480
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. The syndicated unsecured letter of credit facility expires on July 30, 2019. See Note 3 for additional information.
11. Net investment income (loss)
Net investment income (loss) for the three months ended March 31, 2019 and 2018 consisted of the following:

	2019	2018
Net investment income (loss) by type
Net realized gains on investments and investment derivatives	$—	$65,770
Net change in unrealized gains (losses) on investments and investment derivatives	1,702	(62,987)
Net gains (losses) on foreign currencies	3,765	(787)
Dividend and interest income	2,685	13,224
Dividends paid on securities sold, not yet purchased	—	(1,892)
Other expenses	(190)	(5,489)
Management and performance fees to related parties	—	(10,047)
Net investment income from investment in related party investment fund (1)	146,991	—
Net investment income (loss)	$154,953	$(2,208)

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition. See Note 8 for additional information regarding management and performance fees.

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the three months ended March 31, 2019 and 2018:

	2019	2018
Net investment income (loss) by asset type
Equity securities	$—	$(18,325)
Private common equity securities	—	(442)
Private preferred equity securities	—	(2,040)
Total equities	—	(20,807)
Asset-backed securities	—	12,449
Bank debt	—	2,521
Corporate bonds	—	(2,676)
Municipal bonds	—	3,778
U.S. Treasury securities	1,798	(637)
Sovereign debt	966	4,131
Other debt securities	—	438
Total debt securities	2,764	20,004
Options	—	(1,057)
Rights and warrants	—	(16)
Real estate	—	87
Trade claims	—	(3)
Total other investments	—	(989)
Net investment income (loss) in funds valued at NAV, excluding TP Fund	3	(908)
Total net investment income (loss) from invested assets	2,767	(2,700)
Net investment income (loss) by liability type
Equity securities	—	12,918
Corporate bonds	—	(35)
Options	—	3,733
Total net investment income from securities sold, not yet purchased	—	16,616
Other investment income (losses) and other expenses not presented above
Other investment expenses	(190)	(352)
Net investment loss on derivative contracts	—	(2,621)
Net investment income (loss) on cash, including foreign exchange gain (loss)	5,385	(3,860)
Net investment losses on securities purchased under an agreement to sell and securities sold under an agreement to repurchase	—	(209)
Withholding taxes reclassified to income tax expense	—	965
Total other investment income (losses) and other expenses	5,195	(6,077)
Management and performance fees to related parties	—	(10,047)
Net investment income from investment in related party investment fund (1)	146,991	—
Net investment income (loss)	$154,953	$(2,208)

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition. See Note 8 for additional information regarding management and performance fees.

As a result of the Company’s holding in TP Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Fund for the three months ended March 31, 2019 and summarized balance sheet as of March 31, 2019 and December 31, 2018.

This summarized income statement of TP Fund reflects the main components of total investment income and expenses of TP Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Fund as presented in the Company’s condensed consolidated statement of income.

TP Fund summarized income statement (1)	2019
Investment income
Net realized loss from securities, derivative contracts and foreign currency translations	$(23,101)
Net change in unrealized gain on securities, derivative contracts and foreign currency translations	190,038
Net loss from currencies	(482)
Dividend and interest income	12,324
Other income	2,108
Total investment income	180,887
Expenses
Management fees	4,842
Interest	3,623
Dividends on securities sold, not yet purchased	2,355
Administrative and professional fees	402
Other expenses	1,598
Total expenses	12,820
Net income	$168,067
(1) TP Fund commenced operations on September 3, 2018, as result, there are no comparative results for the prior year period.
The following table is a summarized balance sheet of TP Fund as of March 31, 2019 and December 31, 2018 and reflects the underlying assets and liabilities of TP Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Fund.

TP Fund summarized balance sheet	March 31, 2019	December 31, 2018
Assets
Total investments in securities	$2,122,433	$1,561,636
Cash and cash equivalents	15,010	6
Due from brokers	162,353	375,469
Derivative assets, at fair value	16,334	20,533
Interest and dividends receivable	4,530	3,693
Participation agreement with related party	1,522	2,296
Other assets	401	422
Total assets	$2,322,583	$1,964,055
Liabilities
Accounts payable and accrued expenses	$2,370	$1,754
Securities sold, not yet purchased, at fair value	413,090	355,233
Due to brokers	192,985	107,116
Derivative liabilities, at fair value	13,732	27,483
Interest and dividends payable	1,709	1,881
Subscriptions received in advance	15,000	—
Management fee payable	224	182
Total liabilities	639,110	493,649
Total partners' capital	$1,683,473	$1,470,406

12. Income taxes
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
Prior to the change in the Company’s investment account structure described in the Company’s 2018 Form 10-K, the Company was subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. In addition, the Company had recorded uncertain tax positions related to certain investment transactions in certain foreign jurisdictions. As of March 31, 2019, the Company has accrued $1.5 million (December 31, 2018 - $1.5 million).
For the three months ended March 31, 2019 and 2018, the Company recorded income tax expense, as follows:

	2019	2018
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$1,718	$(849)
Change in uncertain tax positions (2)	—	12
Withholding taxes on certain investment transactions (2)	—	965
	$1,718	$128
(1) As of March 31, 2019, the Company has recorded $7.3 million of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of March 31, 2019 the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.
(2) Represents activity prior to the change in the Company’s investment account structure on August 31, 2018 as described in the Company’s 2018 Form 10-K.

13. Share capital
The following table presents a summary of the common shares issued and outstanding and shares repurchased held as treasury shares as of and for the three months ended March 31, 2019 and 2018:

Common shares	2019	2018
Common shares issued, beginning of period	93,639,610	107,227,347
Restricted shares granted, net of forfeitures	281,221	2,516
Performance restricted shares granted, net of forfeitures and shares withheld	372,083	236,057
Retirement of treasury shares and shares repurchased (1)	—	(5,583,228)
Warrants exercised, net (2)	—	361,556
Common shares issued, end of period	94,292,914	102,244,248

(1)
Prior to December 31, 2017, common shares repurchased by the Company were not canceled and were classified as treasury shares. Effective January 1, 2018, all treasury shares were retired and subsequent shares repurchased are retired.

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
Share repurchases
As of March 31, 2019, the Company is authorized to repurchase up to an aggregate of $61.3 million of common shares under its share repurchase program. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2019, the Company did not repurchase any of its common shares.
14. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three months ended March 31, 2019 and 2018:

	2019	2018
Management and director options	$—	$95
Restricted shares with service condition	194	140
Restricted shares with service and performance condition	1,264	1,010
	$1,458	$1,245
As of March 31, 2019, the Company had $14.9 million (December 31, 2018 - $7.4 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.7 years (December 31, 2018 - 1.4 years).
Management and director options
The Company has not granted any stock option awards since April, 2013. These stock option awards were fully amortized as of December 31, 2018.

The following table summarizes information about the Company’s management and director share options outstanding and exercisable as of March 31, 2019:

Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life
$10.00 - $10.89	5,123,531	$10.04	2.8 years
$15.05 - $16.89	1,917,145	15.93	3.0 years
$20.00 - $25.05	1,847,377	20.26	3.0 years
	8,888,053	$13.43	2.9 years
Restricted shares with service condition
Restricted share award activity for the three months ended March 31, 2019 and year ended December 31, 2018 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2018	18,209	$12.15
Granted	50,644	13.45
Vested	(44,788)	12.97
Balance as of January 1, 2019	24,065	13.35
Granted	281,221	11.21
Vested	(12,032)	13.35
Balance as of March 31, 2019	293,254	$11.52
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the three months ended March 31, 2019 and year ended December 31, 2018 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2018	1,855,379	887,203	$12.60
Granted	556,403	370,931	14.01
Forfeited	(294,977)	(4,102)	13.98
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	46,945	13.35
Balance as of January 1, 2019	2,001,048	1,185,220	12.80
Granted	781,789	521,193	11.21
Forfeited	(403,264)	—	11.40
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	(2,158)	11.40
Balance as of March 31, 2019	2,230,855	1,555,537	$12.41

15. Noncontrolling interests in related party
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. Prior to the change in the Company’s investment account structure described in the Company’s 2018 Form 10-K, the joint ventures created through the JV Agreements had been considered variable interest entities and had been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company had consolidated the joint ventures and recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the condensed consolidated balance sheets.
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
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the three months ended March 31, 2018:

	Redeemable noncontrolling interests in related party	Noncontrolling interests in related party	Total noncontrolling interests in related party
	March 31, 2018	March 31, 2018	March 31, 2018
Balance, beginning of period	$108,219	$5,407	$113,626
Changes in capital account allocation (1)	(101,418)	(318)	(101,736)
Balance, end of period	$6,801	$5,089	$11,890

(1)	Changes in capital account allocation include TP GP's redemption in conjunction with the change in the investment account structure as described in the Company’s 2018 Form 10-K.
In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the condensed consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA for the three months ended March 31, 2018:

	Third Point Re BDA	Third Point Re USA	Total
	March 31, 2018	March 31, 2018	March 31, 2018
Balance, beginning of period	$97,619	$16,007	$113,626
Net income attributable to total noncontrolling interests in related party	(7)	17	10
Contributions (1)	240	14	254
Redemptions (2)	(89,000)	(13,000)	(102,000)
Balance, end of period	$8,852	$3,038	$11,890

(1)	Contributions include performance fees earned during the period. See Note 8 for additional information.

(2)	Redemptions include TP GP's redemption in conjunction with the change in the investment account structure as described in the Company’s 2018 Form 10-K.

Non-consolidated variable interest entity
Third Point Enhanced LP
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of March 31, 2019, the Company and TP GP hold interests of approximately 87.7% and 12.1%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund.
Realized gains or losses upon any redemptions of investments are calculated using the weighted average method and the Company records contributions and withdrawals related to its investment in the TP Fund on the transaction date. As of March 31, 2019, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
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
16. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three months ended March 31, 2019 and 2018:

	2019	2018
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	91,669,810	101,195,747
Dilutive effect of options	291,248	—
Dilutive effect of warrants	207,134	—
Dilutive effect of restricted shares with service and performance condition	410,741	—
Diluted number of common shares outstanding	92,578,933	101,195,747
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$132,915	$(26,001)
Net income allocated to Third Point Re participating common shareholders	(173)	—
Net income (loss) allocated to Third Point Re common shareholders	$132,742	$(26,001)
Basic earnings (loss) per share available to Third Point Re common shareholders	$1.45	$(0.26)
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$132,915	$(26,001)
Net income allocated to Third Point Re participating common shareholders	(171)	—
Net income (loss) allocated to Third Point Re common shareholders	$132,744	$(26,001)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$1.43	$(0.26)
For the three months ended March 31, 2019, anti-dilutive options of 3,973,824, were excluded from the computation of diluted earnings per share.
As a result of the net loss for the three months ended March 31, 2018, outstanding options, warrants and restricted shares with service and performance condition totaling 10,382,268 were considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.

17. Commitments and Contingencies
Investments
Under the new investment account structure described in the Company’s 2018 Form 10-K, the Company does not have any unfunded commitments or obligations.
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
Letters of Credit
See Note 10 for additional information related to the Company’s letter of credit facilities.
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

18. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses including: net investment income (loss), certain general and administrative expenses related to corporate activities, interest expense, foreign exchange losses and income tax expense are presented as a reconciliation to the Company’s consolidated results. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
The following is a summary of the Company’s operating segment results for the three months ended March 31, 2019 and 2018:

	2019		2018
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$319,591	$319,591	$378,360	$378,360
Gross premiums ceded	(712)	(712)	(14,646)	(14,646)
Net premiums written	318,879	318,879	363,714	363,714
Change in net unearned premium reserves	(165,829)	(165,829)	(221,228)	(221,228)
Net premiums earned	153,050	153,050	142,486	142,486
Expenses
Loss and loss adjustment expenses incurred, net	95,068	95,068	92,620	92,620
Acquisition costs, net	57,498	57,498	51,405	51,405
General and administrative expenses	6,224	6,224	4,824	4,824
Total expenses	158,790	158,790	148,849	148,849
Net underwriting loss	$(5,740)	(5,740)	$(6,363)	(6,363)
Net investment income (loss)		154,953		(2,208)
Corporate expenses		(5,908)		(4,657)
Other expenses		(4,125)		(3,995)
Interest expense		(2,029)		(2,029)
Foreign exchange losses		(2,518)		(6,611)
Income tax expense		(1,718)		(128)
Net income attributable to noncontrolling interests in related party		—		(10)
Net income (loss) available to Third Point Re common shareholders		$132,915		$(26,001)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	62.1%		65.0%
Acquisition cost ratio	37.6%		36.1%
Composite ratio	99.7%		101.1%
General and administrative expense ratio	4.1%		3.4%
Combined ratio	103.8%		104.5%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three months ended March 31, 2019 and 2018:

	2019		2018
Property	$53,981	16.9%	$369	0.1%
Casualty	77,892	24.4%	153,220	40.5%
Specialty	193,071	60.4%	224,771	59.4%
Total prospective reinsurance contracts	324,944	101.7%	378,360	100.0%
Retroactive reinsurance contracts (1)	(5,353)	(1.7)%	—	—%
	$319,591	100.0%	$378,360	100.0%

(1)	The negative gross premiums written amount for the retroactive reinsurance contracts lines of business was the result of a reduction in premium estimate on one contract during the period.
19. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, condensed consolidating statements of income for the three months ended March 31, 2019 and 2018 and condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$3,000	$—	$1,717,141	$—	$1,720,141
Cash and cash equivalents	—	186	54,133	—	54,319
Restricted cash and cash equivalents	—	—	616,844	—	616,844
Subscription receivable from related party investment fund	—	—	15,000	—	15,000
Investment in subsidiaries	1,343,997	270,553	191,043	(1,805,593)	—
Due from brokers	—	—	637	—	637
Interest and dividends receivable	—	—	1,891	—	1,891
Reinsurance balances receivable	—	—	758,816	—	758,816
Deferred acquisition costs, net	—	—	233,108	—	233,108
Unearned premiums ceded	—	—	16,139	—	16,139
Loss and loss adjustment expenses recoverable	—	—	2,751	—	2,751
Amounts due from (to) affiliates	(7,897)	127	7,770	—	—
Other assets	1,088	5,487	13,913	—	20,488
Total assets	$1,340,188	$276,353	$3,629,186	$(1,805,593)	$3,440,134
Liabilities
Accounts payable and accrued expenses	$1,309	$30	$7,886	$—	$9,225
Reinsurance balances payable	—	—	76,766	—	76,766
Deposit liabilities	—	—	144,782	—	144,782
Unearned premium reserves	—	—	767,352	—	767,352
Loss and loss adjustment expense reserves	—	—	986,639	—	986,639
Participation agreement with related party investment fund	—	—	1,521	—	1,521
Interest and dividends payable	—	1,015	—	—	1,015
Senior notes payable, net of deferred costs	—	113,955	—	—	113,955
Total liabilities	1,309	115,000	1,984,946	—	2,101,255
Shareholders’ equity
Common shares	9,429	—	1,239	(1,239)	9,429
Additional paid-in capital	920,207	191,296	1,588,608	(1,779,904)	920,207
Retained earnings (deficit)	409,243	(29,943)	54,393	(24,450)	409,243
Shareholders’ equity attributable to Third Point Re common shareholders	1,338,879	161,353	1,644,240	(1,805,593)	1,338,879
Total liabilities and shareholders’ equity	$1,340,188	$276,353	$3,629,186	$(1,805,593)	$3,440,134

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$1,523,728	$—	$1,523,728
Cash and cash equivalents	—	187	103,996	—	104,183
Restricted cash and cash equivalents	—	—	609,154	—	609,154
Investment in subsidiaries	1,207,161	251,350	175,758	(1,634,269)	—
Due from brokers	—	—	1,411	—	1,411
Interest and dividends receivable	—	—	1,316	—	1,316
Reinsurance balances receivable	—	—	602,448	—	602,448
Deferred acquisition costs, net	—	—	203,842	—	203,842
Unearned premiums ceded	—	—	17,552	—	17,552
Loss and loss adjustment expenses recoverable	—	—	2,031	—	2,031
Amounts due from (to) affiliates	(3,522)	52	3,470	—	—
Other assets	1,673	5,069	13,827	—	20,569
Total assets	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234
Liabilities
Accounts payable and accrued expenses	$738	$70	$6,453	$—	$7,261
Reinsurance balances payable	—	—	69,701	—	69,701
Deposit liabilities	—	—	145,342	—	145,342
Unearned premium reserves	—	—	602,936	—	602,936
Loss and loss adjustment expense reserves	—	—	937,157	—	937,157
Participation agreement with related party investment fund	—	—	2,297	—	2,297
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	113,911	—	—	113,911
Total liabilities	738	117,036	1,763,886	—	1,881,660
Shareholders’ equity
Common shares	9,364	—	1,239	(1,239)	9,364
Additional paid-in capital	918,882	176,005	1,557,016	(1,733,021)	918,882
Retained earnings (deficit)	276,328	(36,383)	(63,608)	99,991	276,328
Shareholders' equity attributable to Third Point Re common shareholders	1,204,574	139,622	1,494,647	(1,634,269)	1,204,574
Total liabilities and shareholders’ equity	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended March 31, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$319,591	$—	$319,591
Gross premiums ceded	—	—	(712)	—	(712)
Net premiums written	—	—	318,879	—	318,879
Change in net unearned premium reserves	—	—	(165,829)	—	(165,829)
Net premiums earned	—	—	153,050	—	153,050
Net investment income	—	—	154,953	—	154,953
Equity in earnings (losses) of subsidiaries	135,541	8,012	(8)	(143,545)	—
Total revenues	135,541	8,012	307,995	(143,545)	308,003
Expenses
Loss and loss adjustment expenses incurred, net	—	—	95,068	—	95,068
Acquisition costs, net	—	—	57,498	—	57,498
General and administrative expenses	2,626	(39)	9,545	—	12,132
Other expenses	—	—	4,125	—	4,125
Interest expense	—	2,029	—	—	2,029
Foreign exchange losses	—	—	2,518	—	2,518
Total expenses	2,626	1,990	168,754	—	173,370
Income before income tax (expense) benefit	132,915	6,022	139,241	(143,545)	134,633
Income tax (expense) benefit	—	418	(2,136)	—	(1,718)
Net income	132,915	6,440	137,105	(143,545)	132,915
Net income attributable to noncontrolling interests in related party	—	—	—	—	—
Net income available to Third Point Re common shareholders	$132,915	$6,440	$137,105	$(143,545)	$132,915

CONDENSED CONSOLIDATING STATEMENTS OF LOSS

For the three months ended March 31, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$378,360	$—	$378,360
Gross premiums ceded	—	—	(14,646)	—	(14,646)
Net premiums written	—	—	363,714	—	363,714
Change in net unearned premium reserves	—	—	(221,228)	—	(221,228)
Net premiums earned	—	—	142,486	—	142,486
Net investment loss	—	—	(2,208)	—	(2,208)
Equity in losses of subsidiaries	(24,358)	(1,609)	(18)	25,985	—
Total revenues	(24,358)	(1,609)	140,260	25,985	140,278
Expenses
Loss and loss adjustment expenses incurred, net	—	—	92,620	—	92,620
Acquisition costs, net	—	—	51,405	—	51,405
General and administrative expenses	1,643	3	7,835	—	9,481
Other expenses	—	—	3,995	—	3,995
Interest expense	—	2,029	—	—	2,029
Foreign exchange losses	—	—	6,611	—	6,611
Total expenses	1,643	2,032	162,466	—	166,141
Loss before income tax (expense) benefit	(26,001)	(3,641)	(22,206)	25,985	(25,863)
Income tax (expense) benefit	—	427	(555)	—	(128)
Net loss	(26,001)	(3,214)	(22,761)	25,985	(25,991)
Net income attributable to noncontrolling interests in related party	—	—	(10)	—	(10)
Net loss attributable to Third Point Re common shareholders	$(26,001)	$(3,214)	$(22,771)	$25,985	$(26,001)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$132,915	$6,440	$137,105	$(143,545)	$132,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	(135,541)	(8,012)	8	143,545	—
Share compensation expense	163	—	1,295	—	1,458
Net interest expense on deposit liabilities	—	—	1,500	—	1,500
Net realized and unrealized gain on investments and derivatives	—	—	(1,692)	—	(1,692)
Net unrealized gain on investment in related party investment fund	—	—	(146,991)	—	(146,991)
Net foreign exchange losses	—	—	2,518	—	2,518
Amortization of premium and accretion of discount, net	—	44	278	—	322
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(154,205)	—	(154,205)
Deferred acquisition costs, net	—	—	(29,266)	—	(29,266)
Unearned premiums ceded	—	—	1,413	—	1,413
Loss and loss adjustment expenses recoverable	—	—	(720)	—	(720)
Other assets	585	(418)	248	—	415
Interest and dividends receivable, net	—	(2,040)	(575)	—	(2,615)
Unearned premium reserves	—	—	164,416	—	164,416
Loss and loss adjustment expense reserves	—	—	44,838	—	44,838
Accounts payable and accrued expenses	571	(40)	1,433	—	1,964
Reinsurance balances payable	—	—	6,720	—	6,720
Amounts due from (to) affiliates	4,375	(75)	(4,300)	—	—
Net cash provided by (used in) operating activities	3,068	(4,101)	24,023	—	22,990
Investing activities
Proceeds from redemptions from related party investment fund	—	—	10,000	—	10,000
Contributions to related party investment fund, including subscription receivable	—	—	(70,000)	—	(70,000)
Change in participation agreement with related party investment fund	—	—	(776)	—	(776)
Purchases of investments	(3,000)	—	—	—	(3,000)
Change in due to/from brokers, net	—	—	774	—	774
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash used in investing activities	(18,000)	—	(45,002)	—	(63,002)
Financing activities
Taxes paid on withholding shares	(68)	—	—	—	(68)
Decrease in deposit liabilities, net	—	—	(2,094)	—	(2,094)
Dividend received by (paid to) parent	15,000	4,100	(19,100)	—	—
Net cash provided by (used in) financing activities	14,932	4,100	(21,194)	—	(2,162)
Net decrease in cash, cash equivalents and restricted cash	—	(1)	(42,173)	—	(42,174)
Cash, cash equivalents and restricted cash at beginning of period	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of period	$—	$186	$670,977	$—	$671,163

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(26,001)	$(3,214)	$(22,761)	$25,985	$(25,991)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Equity in (earnings) losses of subsidiaries	24,358	1,609	18	(25,985)	—
Share compensation expense	141	—	1,104	—	1,245
Net interest expense on deposit liabilities	—	—	1,261	—	1,261
Net realized and unrealized gain on investments and derivatives	—	—	(2,830)	—	(2,830)
Net foreign exchange losses	—	—	6,611	—	6,611
Amortization of premium and accretion of discount, net	—	44	2,578	—	2,622
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(208,414)	—	(208,414)
Deferred acquisition costs, net	—	—	(50,110)	—	(50,110)
Unearned premiums ceded	—	—	(14,012)	—	(14,012)
Loss and loss adjustment expenses recoverable	—	—	(219)	—	(219)
Other assets	144	—	(703)	—	(559)
Interest and dividends receivable, net	—	(2,040)	421	—	(1,619)
Unearned premium reserves	—	—	235,240	—	235,240
Loss and loss adjustment expense reserves	—	—	34,392	—	34,392
Accounts payable and accrued expenses	281	(435)	(23,228)	—	(23,382)
Reinsurance balances payable	—	—	9,025	—	9,025
Performance fees payable to related party	—	—	20	—	20
Amounts due from (to) affiliates	24,980	4,035	(29,015)	—	—
Net cash provided by (used in) operating activities	23,903	(1)	(60,622)	—	(36,720)
Investing activities
Purchases of investments	—	—	(1,032,890)	—	(1,032,890)
Proceeds from sales and maturities of investments	—	—	1,221,157	—	1,221,157
Purchases of investments to cover short sales	—	—	(300,467)	—	(300,467)
Proceeds from short sales of investments	—	—	277,174	—	277,174
Change in due to/from brokers, net	—	—	8,818	—	8,818
Decrease in securities sold under an agreement to repurchase	—	—	(10,551)	—	(10,551)
Net cash provided by investing activities	—	—	163,241	—	163,241
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(23,837)	—	—	—	(23,837)
Decrease in deposit liabilities, net	—	—	(614)	—	(614)
Change in total noncontrolling interests in related party, net	—	—	(101,746)	—	(101,746)
Net cash used in financing activities	(23,911)	—	(102,360)	—	(126,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8)	(1)	259	—	250
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$1	$198	$549,384	$—	$549,583

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	results of operations fluctuate and may not be indicative of our prospects;

•	more established competitors;

•	losses exceeding reserves;

•	highly cyclical property and casualty reinsurance industry;

•	downgrade, withdrawal of ratings or change in rating outlook by rating agencies;

•	significant decrease in our capital or surplus;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	inability to raise necessary funds to pay principal or interest on debt;

•	potential lack of availability of capital in the future;

•	credit risk associated with the use of reinsurance brokers;

•	future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;

•	technology breaches or failures, including cyber-attacks;

•	lack of control over TP Fund;

•	lack of control over the allocation and performance of TP Fund’s investment portfolio;

•	dependence on Third Point LLC to implement TP Fund’s investment strategy;

•	limited ability to withdraw our capital accounts from TP Fund;

•	decline in revenue due to poor performance of TP Fund’s investment portfolio;

•	TP Fund’s investment strategy involves risks that are greater than those faced by competitors;

•	termination by Third Point LLC of our or TP Fund’s investment management agreements;

•	potential conflicts of interest with Third Point LLC;

•	losses resulting from significant investment positions;

•	credit risk associated with the default on obligations of counterparties;

•	ineffective investment risk management systems;

•	fluctuations in the market value of TP Fund’s investment portfolio;

•	trading restrictions being placed on TP Fund’s investments;

•	limited termination provisions in our investment management agreements;

•	limited liquidity and lack of valuation data on certain TP Fund’s investments;

•	U.S. and global economic downturns;

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

Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide specialty property and casualty reinsurance products to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager and the investment manager of Third Point Enhanced LP (“TP Fund”). We believe that our reinsurance and investment strategy differentiates us from our competitors.
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange losses and income tax expense.
Property and Casualty Reinsurance
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts can be written on an excess of loss basis or quota share basis, although the majority of premium written to date have been on a quota share basis. In addition, we write contracts on both a prospective basis and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can be an attractive type of contract for us as they can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves and the premiums received at the inception of the contract generate insurance float.
The product lines that we currently underwrite for this operating segment are: property, casualty and specialty. We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus that have increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We have begun writing some excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We began expanding into new specialty lines of business in 2018 and wrote $41.5 million of new property catastrophe business in the first quarter of 2019.
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
Investment Management
As described in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), we transitioned to a new investment account structure in 2018. Under the new investment account structure, Third Point LLC serves as investment manager for TP Fund as well as for our collateral assets.
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

Although the industry experienced significant losses in 2017 and 2018, there continues to be significant underwriting capacity available and market conditions remain challenging. While many market participants were hopeful that the significant catastrophe losses in recent years would lead to improvements in pricing, terms and conditions within the property catastrophe line of business with the possibility of improvements in other reinsurance lines, improvements have been modest.  Catastrophe pricing on loss impacted programs has improved but pricing on other, non-loss impacted contracts has remained broadly flat.  Outside of property catastrophe reinsurance, we are seeing some signs of improvement in reinsurance terms and conditions and underlying pricing in the capital relief structures on which we have historically focused. We are cautiously optimistic that we will continue to see similar improvements across our in-force portfolio as well as new business opportunities.
We focus on segments and clients where we believe we benefit from relatively more attractive pricing opportunities due to the strength of our relationships, the tailored nature of our reinsurance solutions, an acute need for reinsurance capital as a result of market dislocation, a client’s growth or historically poor performance. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus to help drive our combined ratio below 100%. This may include lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We have begun writing some excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We also began expanding into new specialty lines of business in 2018 and started writing a modest amount of property catastrophe business in 2019. We plan to continue to expand into these lines of business and to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2019. During 2018 and 2019, we added experienced senior underwriters with strong market relationships and expertise in various specialty lines of business to our team.
In addition, we may, from time to time, invest in managing general agents or other insurance vehicles as part of our ongoing strategy to leverage our underwriting and capital markets expertise to structure and offer capital alternatives in numerous forms and combinations, including equity, debt and reinsurance offerings.
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of TP Fund’s investment portfolio, in which we invest, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income (loss), net investment return on investments managed by Third Point LLC, basic book value per share, diluted book value per share, growth in diluted book value per share, and return on beginning shareholders’ equity attributable to Third Point Re common shareholders.

The table below shows the key performance indicators for our consolidated business for the three months ended March 31, 2019 and 2018:

	2019	2018
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(5,740)	$(6,363)
Combined ratio (1)	103.8%	104.5%

Key investment return metrics:
Net investment income (loss)	$154,953	$(2,208)
Net investment return on investments managed by Third Point LLC	7.2%	(0.2)%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$14.59	$13.15
Diluted book value per share (2) (3)	$13.95	$12.98
Change in diluted book value per share (2)	7.5%	(1.7)%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	11.0%	(1.6)%

(1)	See Note 18 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations in “Non-GAAP Financial Measures and Other Financial Metrics”.

(3)	Prior year comparatives represent amounts as of December 31, 2018.
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
As of March 31, 2019, basic book value per share was $14.59, representing an increase of $1.44 per share, or 11.0%, from $13.15 per share as of December 31, 2018. As of March 31, 2019, diluted book value per share was $13.95, representing an increase of $0.97 per share, or 7.5%, from $12.98 per share as of December 31, 2018. The increases were primarily due to net income in the current year period. The increase in diluted book value per share was partially offset by the dilution of options and warrants as a result of the share price being above the strike price for warrants and certain options as of March 31, 2019, compared to being below the strike price on all options and warrants as of December 31, 2018.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The increase in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a net income in the current year period.
Consolidated Results of Operations—Three months ended March 31, 2019 and 2018:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2019 and 2018:

	2019	2018	Change
	($ in thousands)
Net underwriting loss	$(5,740)	$(6,363)	$623
Net investment income (loss)	154,953	(2,208)	157,161
Net investment return on investments managed by Third Point LLC	7.2%	(0.2)%	7.4%
Corporate expenses	(5,908)	(4,657)	(1,251)
Other expenses	(4,125)	(3,995)	(130)
Interest expense	(2,029)	(2,029)	—
Foreign exchange losses	(2,518)	(6,611)	4,093
Income tax expense	(1,718)	(128)	(1,590)
Net income (loss) available to Third Point Re common shareholders	$132,915	$(26,001)	$158,916
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income (loss) and therefore in our consolidated results.

Investment Results
Investment Portfolio
The following tables present the total long, short and net exposure of our net investments managed by Third Point LLC as of March 31, 2019 and December 31, 2018 by strategy and geography.

	March 31, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Equity	59%	(26)%	33%	54%	(22)%	32%
Credit	20%	(2)%	18%	18%	(4)%	14%
Other	7%	—%	7%	9%	(1)%	8%
	86%	(28)%	58%	81%	(27)%	54%

	March 31, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Americas	72%	(20)%	52%	70%	(21)%	49%
Europe, Middle East and Africa	9%	(3)%	6%	11%	(3)%	8%
Asia	5%	(5)%	—%	—%	(3)%	(3)%
	86%	(28)%	58%	81%	(27)%	54%
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

Investment Returns
The following is a summary of the net investment return by investment strategy on investments managed by Third Point LLC for the three months ended March 31, 2019 and 2018.
The net investment return for the three months ended March 31, 2019 includes our investment in TP Fund and collateral assets managed by Third Point LLC. The net investment return for the three months ended March 31, 2018 includes our investment accounts, inclusive of collateral assets managed by Third Point LLC, prior to the change in the investment management structure described in Company’s 2018 Form 10-K.

	2019			2018
	Long	Short	Net	Long	Short	Net
Equity	8.4%	(2.4)%	6.0%	(0.7)%	—%	(0.7)%
Credit	0.9%	(0.3)%	0.6%	0.4%	(0.1)%	0.3%
Other	0.7%	(0.1)%	0.6%	0.5%	(0.3)%	0.2%
Net investment return on investments managed by Third Point LLC	10.0%	(2.8)%	7.2%	0.2%	(0.4)%	(0.2)%

S&P 500 Total Return Index			13.6%			(2.5)%

Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC.  Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund.  In addition, the Collateral Assets are managed by Third Point LLC from the effective date.  See our 2018 Form 10-K for additional information.  The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investment in TP Fund and collateral assets from the date of transition.  Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund's investment manager.
For the three months ended March 31, 2019, gains from the long equity portfolio drove positive returns for the quarter. Within the equities strategy, investments in the healthcare, consumer, and industrials sectors led gains. Many of the top contributors to profits were companies with which the investment manager has engaged in an active or constructive manner. The macroeconomic and other portfolio added profits due to investments within the strategy including risk arbitrage. The credit strategy also added to performance with positive attribution from investments in asset backed securities, distressed corporate credit and sovereign credit.
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
The other key changes in our consolidated results for the three months ended March 31, 2019 compared to the prior year period were primarily due to the following:

Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. The increase in general and administrative expenses related to corporate activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in our legal and accounting expenses, amortization of setup costs associated with the unsecured letter of credit facility and increase in corporate activities resulting in higher payroll related costs allocated to corporate expenses.
Other Expenses (Income)
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The increase in other expenses for the three months ended March 31, 2019 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Losses
The foreign exchange losses were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which had weakened during the current year period compared to the prior year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves in the current year period were offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
See Note 12 to our condensed consolidated financial statements for additional information regarding income taxes. The increase in income tax expense for the three months ended March 31, 2019 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries.

Segment Results—Three months ended March 31, 2019 and 2018.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three months ended March 31, 2019 and 2018:

	2019	2018	Change
	($ in thousands)
Gross premiums written	$319,591	$378,360	$(58,769)
Gross premiums ceded	(712)	(14,646)	13,934
Net premiums earned	153,050	142,486	10,564
Loss and loss adjustment expenses incurred, net	95,068	92,620	2,448
Acquisition costs, net	57,498	51,405	6,093
General and administrative expenses	6,224	4,824	1,400
Net underwriting income (loss)	$(5,740)	$(6,363)	$623
Underwriting ratios (1):
Loss ratio	62.1%	65.0%	(2.9)%
Acquisition cost ratio	37.6%	36.1%	1.5%
Composite ratio	99.7%	101.1%	(1.4)%
General and administrative expense ratio	4.1%	3.4%	0.7%
Combined ratio	103.8%	104.5%	(0.7)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
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

The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three months ended March 31, 2019 and 2018:

	2019		2018
	($ in thousands)
Property	$53,981	16.9%	$369	0.1%
Casualty	77,892	24.4%	153,220	40.5%
Specialty	193,071	60.4%	224,771	59.4%
Total prospective reinsurance contracts	324,944	101.7%	378,360	100.0%
Retroactive reinsurance contracts	(5,353)	(1.7)%	—	—%
	$319,591	100.0%	$378,360	100.0%
The decrease in gross premiums written of $58.8 million, or 15.5%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven by:
Factors resulting in decreases:

•
We recognized $81.6 million of premium in the three months ended March 31, 2018 related to contracts that we did not renew in the three months ended March 31, 2019 as a result of underlying pricing, terms and conditions.

•
We recognized a net decrease in premium of $2.8 million in the three months ended March 31, 2019 compared to a net increase of $53.1 million in the three months ended March 31, 2018 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•
Changes in renewal premiums for the three months ended March 31, 2019 resulted in a net decrease in premiums of $0.7 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factors resulting in increases:

•
For the three months ended March 31, 2019, we wrote $74.1 million of new premium, of which $55.9 million was property business including $41.5 million of property catastrophe business, $13.6 million was casualty business and $4.6 million was specialty business.

•
We recorded net increases in premium estimates relating to prior periods of $18.4 million and $13.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The increases in premium estimates for the three months ended March 31, 2019 and 2018 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

Gross Premiums Ceded
The decrease in gross premiums ceded for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a reduced number of assumed reinsurance mortgage contracts written in the current year period compared to the prior year period and ceded under our in-force mortgage retrocession program.
Net Premiums Earned
The increase in net premiums earned in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a higher in-force underwriting portfolio.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in mix of business, a higher in-force underwriting portfolio and prior years’ reserve development.
The following is a summary of the net impact from loss reserve development for the three months ended March 31, 2019 and 2018:
For the three months ended March 31, 2019, we recognized $4.0 million, or 2.6 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $3.7 million, or 2.4 percentage points on the combined ratio, in acquisition costs, resulting in a $0.3 million or 0.2 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:

•
$7.7 million of net favorable underwriting loss development relating to workers’ compensation contracts. The favorable development was the result of better than expected loss experience and was partially offset by;

•	$7.1 million of net adverse underwriting loss development primarily relating to our general liability and multi-line contracts, as a result of worse than expected loss experience.
For the three months ended March 31, 2018, we recognized $0.6 million, or 0.4 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $0.1 million, or 0.1 percentage points on the combined ratio, in acquisition costs, resulting in a $0.5 million, or 0.3 percentage points on the combined ratio, improvement in the net underwriting results. The net underwriting results impact of the favorable loss development was primarily due to the following factors:

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
The increase in acquisition costs, net, for the three months ended March 31, 2019 was primarily due to a change in mix of business and favorable development on one contract in the current year period which had profit commission terms such that the favorable development associated with this contract was entirely offset by a similar increase in acquisition costs.
See additional information in Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses
The increase in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily the result of higher credit facility fees from our new unsecured letter of credit facility in the current year period and payroll related costs primarily due to an increase in the number of employees compared to the prior year period and higher annual incentive plan compensation expense accruals. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was higher for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 to reflect the better performance of the Company in the period relative to the incentive plan compensation performance metrics.
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
Non-GAAP Financial Measures
Net Investment Return on Investments Managed by Third Point LLC

Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC.   Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund.  In addition, certain collateral assets supporting reinsurance contracts (the “Collateral Assets”) are managed by Third Point LLC from the effective date.  See our 2018 Form 10-K for additional information.  The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investment in TP Fund and collateral assets from the date of transition.  Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund’s investment manager.
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
The following table sets forth the computation of basic and diluted book value per share as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,338,879	$1,204,574
Effect of dilutive warrants issued to founders and an advisor	34,950	—
Effect of dilutive stock options issued to directors and employees	49,142	—
Diluted book value per share numerator:	$1,422,971	$1,204,574
Basic and diluted book value per share denominator:
Common shares outstanding	94,292,914	93,639,610
Unvested restricted shares	(2,524,109)	(2,025,113)
Basic book value per share denominator:	91,768,805	91,614,497
Effect of dilutive warrants issued to founders and an advisor	3,494,979	—
Effect of dilutive stock options issued to directors and employees	4,914,229	—
Effect of dilutive restricted shares issued to directors and employees (1)	1,848,791	1,209,285
Diluted book value per share denominator:	102,026,804	92,823,782

Basic book value per share	$14.59	$13.15
Diluted book value per share	$13.95	$12.98

(1)
As of March 31, 2019, the effect of dilutive restricted shares issued to directors and employees was comprised of 293,254 restricted shares with a service condition only and 1,555,537 restricted shares with a service and performance condition that were considered probable of vesting.

Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders, as presented, is a non-GAAP financial measure. Return on beginning shareholders’ equity attributable to Third Point Re common shareholders is calculated by dividing net income available to Third Point Re common shareholders by the beginning shareholders’ equity attributable to Third Point Re common shareholders. We believe that return on beginning shareholders’ equity attributable to Third Point Re common shareholders is an important measure because it assists our management and investors in evaluating the Company’s profitability. When we repurchase our common shares, we also adjust the beginning shareholders’ equity attributable to Third Point Re common shareholders for the impact of the shares repurchased on a weighted average basis. For a period where there was a loss, this adjustment decreased the stated returns on beginning shareholders’ equity and for a period where there was a gain, this adjustment increased the stated returns on beginning shareholders’ equity.

Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three months ended March 31, 2019 and 2018 was calculated as follows:

	2019	2018
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$132,915	$(26,001)
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,204,574	1,656,089
Impact of weighting related to shareholders’ equity from shares repurchased	—	(3,243)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,204,574	$1,652,846
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	11.0%	(1.6)%
Other Financial Metrics
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 18 to our condensed consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s underwriting profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 18 to our condensed consolidated financial statements.
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
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. For a further discussion of the various restrictions on our ability and our Bermuda subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2018 Annual Report on Form 10-K filed with the SEC.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re BDA or Third Point Re USA to Third Point Re.

Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 10 to our condensed consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to fund share repurchases. See Note 13 to our condensed consolidated financial statements for detailed information on our share repurchases.
For additional commitments and contingencies that may affect our liquidity requirements see Note 17 to our condensed consolidated financial statements.
Sources of Liquidity
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.
See our 2018 Form 10-K for information regarding the LPA and transition of our investment structure from a separate account structure to TP Fund. We expect our overall investment exposures, returns, fees paid to Third Point LLC and TP GP as well as the investment guidelines, liquidity and redemption rights to be generally similar under the LPA and TP Fund IMA compared to what would have been expected under the separate accounts managed under the JV Agreements, assuming similar underlying investment portfolio returns and exposure levels. However, there can be no assurance of such results.
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
Operating, investing and financing cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
	($ in thousands)
Net cash provided by (used in) operating activities	$22,990	$(36,720)
Net cash provided by (used in) investing activities	(63,002)	163,241
Net cash used in financing activities	(2,162)	(126,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,174)	250
Cash, cash equivalents and restricted cash at beginning of period	713,337	549,333
Cash, cash equivalents and restricted cash at end of period	$671,163	$549,583
Operating Activities
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The increase in cash flows from operating activities in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to higher net reinsurance receipts, corresponding to premium receipts less losses paid and acquisition costs paid partially offset by higher general and administrative expenses paid.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund or collateral assets. The amount of net reinsurance receipt can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows provided by (used in) investing activities primarily reflects investment activities in our separate account investment structure prior to the change in investment account structure and the net cash contributions to TP Fund after such change.
Cash flows used in investing activities for the three months ended March 31, 2019 primarily relates to contributions to TP Fund from cash flows from operations.
Cash flows provided by investing activities for the three months ended March 31, 2018 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations, net withdrawals from noncontrolling interests and share repurchases.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2019 consisted of $2.1 million from payments on deposit liability contracts. Cash flows used in financing activities for the three months ended March 31, 2018 consisted of $101.7 million of net withdrawals from total noncontrolling interests and $23.8 million for shares repurchased.
For the period from inception until March 31, 2019, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $9.1 million, or 1.1%, to $857.9 million as of March 31, 2019 from $848.8 million as of December 31, 2018. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral. In addition, we invest a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt.  This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 10 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of March 31, 2019, $366.5 million (December 31, 2018 - $349.2 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of March 31, 2019.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of March 31, 2019, total cash and cash equivalents with a fair value of $208.5 million (December 31, 2018 - $204.0 million) was pledged as collateral against the letters of credit issued. Prior to the change in the investment account structure, our ability to post collateral securing letters of credit and certain reinsurance contracts depended in part on our ability to borrow against certain assets in our investment accounts through prime brokerage arrangements. As a result of the change in our investment account structure, we no longer borrow from prime brokers to post cash collateral for cash secured letter of credit agreements but hold sufficient cash to post collateral securing letters of credit and certain reinsurance contracts outside of our investments in TP Fund. See our 2018 Form 10-K for additional information regarding the impact of the investment restructuring including the investment of collateral by Third Point LLC under the Collateral IMA.
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
Financial Condition
Shareholders’ equity
As of March 31, 2019, total shareholders’ equity was $1,338.9 million, compared to $1,204.6 million as of December 31, 2018. The increase was primarily due to net income available to Third Point Re common shareholders of $132.9 million.

Investments
As of March 31, 2019, total cash and net investments managed by Third Point LLC was $2,338.4 million, compared to $2,134.1 million as of December 31, 2018. The increase was primarily due to net investment income on net investments managed by Third Point LLC of $154.7 million and net contributions of $46.9 million.
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
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2, “Significant accounting policies”, included in our 2018 Form 10-K.

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
There have been no material changes in our critical accounting estimates for the three months ended March 31, 2019. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2018 Form 10-K.
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
As of March 31, 2019, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of March 31, 2019, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $80.1 million, or 3.4% of total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $494.8 million, or 12.2%, were written in currencies other than the U.S. dollar. As of March 31, 2019, loss and loss adjustment expense reserves included $222.9 million (December 31, 2018 - $223.2 million) and net reinsurance balances receivable included $81.7 million (December 31, 2018 - $82.4 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $163.0 million as of March 31, 2019 (December 31, 2018 - $165.7 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.

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
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2019, through our investment in TP Fund, the Company had total net short exposure to foreign denominated securities representing 9.2% (December 31, 2018 - 11.9%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $215.2 million (December 31, 2018 - $254.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of March 31, 2019:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$28,596	1.2%	$(28,596)	(1.2)%
Swiss Franc	(8,638)	(0.4)%	8,638	0.4%
Other	1,562	0.1%	(1,562)	(0.1)%
Total	$21,520	0.9%	$(21,520)	(0.9)%
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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund and Collateral Assets, as of March 31, 2019:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
U.S. treasuries and sovereign debt instruments(1)	$(16,238)	(0.7)%	$19,112	0.8%
Asset-backed securities(2)	(5,240)	(0.2)%	5,254	0.2%
Interest rate swaps and derivatives	3,484	0.2%	(3,484)	(0.2)%
Net exposure to interest rate risk	$(17,994)	(0.7)%	$20,882	0.8%

(1)	Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on March 31, 2019. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of March 31, 2019, the TP Fund had de minimis (December 31, 2018 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $380.6 million, or 9.4%, of credit and financial lines premium since inception, of which $17.3 million was written in the three months ended March 31, 2019. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
As of March 31, 2019 and December 31, 2018, through our investment in TP Fund, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	March 31, 2019	December 31, 2018
	($ in thousands)
Assets:
Asset-backed securities	$212,116	$180,458
Bank debt	28,158	24,299
Corporate bonds	86,497	75,131
Municipal bonds	21,986	25,505
Sovereign debt	27,230	3,864
Trade claims	151	167
	$376,138	$309,424
Liabilities:
Corporate bonds	$7,481	$11,141
	$7,481	$11,141
As of March 31, 2019 and December 31, 2018, through our investment in the TP Fund, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of March 31, 2019 and December 31, 2018, the largest concentration of our ABS holdings were as follows:

	March 31, 2019		December 31, 2018
	($ in thousands)
Reperforming loans	$138,306	65.0%	$118,595	65.7%
Market place loans	35,870	16.9%	51,623	28.6%
Other (1)	38,507	18.1%	10,240	5.7%
	$212,683	100.0%	$180,458	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.

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
Liquidity Risk
Certain of the investments underlying the TP Fund may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 14.5% (December 31, 2018 - 14.1%) of total net investments managed by Third Point LLC as of March 31, 2019. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of March 31, 2019, through our investment in the TP Fund, we had $1,251.8 million (December 31, 2018 - $877.2) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2019 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended March 31, 2019:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2019 - January 31, 2019	—	$—	—	$61,295,462
February 1, 2019 - February 28, 2019	—	—	—	61,295,462
March 1, 2019 - March 31, 2019	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the shares remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.3.6.1	Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, entered into as of April 24, 2019
10.6.6	Form of Employee Restricted Shares Agreement
10.32.5	Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and Manoj K. Gupta, entered into as of April 1, 2019
10.33.1
Second Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, by and among Third Point Advisors LLC, as General Partner, Third Point Reinsurance Company Ltd. and Third Point Reinsurance (USA) Ltd., as Limited Partners, and Third Point Reinsurance Ltd., dated as of February 28, 2019 (incorporated by reference to Exhibit 10.33.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019).

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
Date: May 9, 2019
/s/ J. Robert Bredahl
J. Robert Bredahl
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)