Form 10-Q
period 2019-06-30
Third Point Reinsurance Ltd.
filed 2019-08-07
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Point House
3 Waterloo Lane
Pembroke HM 08, Bermuda
+1 441 542-3300
(Address, including Zip Code and Telephone Number, including Area Code of Registrant’s Principal Executive Office)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	TPRE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐    No    ☒
As of August 5, 2019, there were 94,036,500 common shares of the registrant’s common shares issued and outstanding, including 2,193,860 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2019 and December 31, 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	June 30, 2019	December 31, 2018
Assets
Investment in related party investment fund, at fair value (cost - $891,850; 2018 - $1,564,850)	$824,352	$1,284,004
Debt securities, trading, at fair value (cost - $577,274; 2018 - $252,362)	567,354	239,640
Other investments, at fair value	3,010	84
Total investments	1,394,716	1,523,728
Cash and cash equivalents	93,757	104,183
Restricted cash and cash equivalents	656,146	609,154
Redemption receivable from related party investment fund	400,000	—
Due from brokers	—	1,411
Interest and dividends receivable	1,792	1,316
Reinsurance balances receivable	696,170	602,448
Deferred acquisition costs, net	208,027	203,842
Unearned premiums ceded	15,473	17,552
Loss and loss adjustment expenses recoverable	3,655	2,031
Other assets	19,715	20,569
Total assets	$3,489,451	$3,086,234
Liabilities
Accounts payable and accrued expenses	$14,843	$7,261
Reinsurance balances payable	88,670	69,701
Deposit liabilities	148,845	145,342
Unearned premium reserves	702,398	602,936
Loss and loss adjustment expense reserves	1,021,776	937,157
Participation agreement with related party investment fund	—	2,297
Interest and dividends payable	3,022	3,055
Senior notes payable, net of deferred costs	113,999	113,911
Total liabilities	2,093,553	1,881,660
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 93,994,924; 2018 - 93,639,610)	9,399	9,364
Additional paid-in capital	924,191	918,882
Retained earnings	462,308	276,328
Shareholders’ equity attributable to Third Point Re common shareholders	1,395,898	1,204,574
Total liabilities and shareholders’ equity	$3,489,451	$3,086,234

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Gross premiums written	$82,637	$49,765	$402,228	$428,125
Gross premiums ceded	(1,473)	(3,479)	(2,185)	(18,125)
Net premiums written	81,164	46,286	400,043	410,000
Change in net unearned premium reserves	64,288	95,207	(101,541)	(126,021)
Net premiums earned	145,452	141,493	298,502	283,979
Net investment income from investment in related party investment fund	66,357	—	213,348	—
Net investment income before management and performance fees to related parties	2,774	45,668	10,736	53,507
Management and performance fees to related parties (1)	—	(14,493)	—	(24,540)
Net investment income	69,131	31,175	224,084	28,967
Total revenues	214,583	172,668	522,586	312,946
Expenses
Loss and loss adjustment expenses incurred, net	82,334	84,000	177,402	176,620
Acquisition costs, net	58,006	57,584	115,504	108,989
General and administrative expenses	19,650	9,696	31,782	19,177
Other expenses	3,811	3,983	7,936	7,978
Interest expense	2,051	2,051	4,080	4,080
Foreign exchange gains	(4,260)	(8,847)	(1,742)	(2,236)
Total expenses	161,592	148,467	334,962	314,608
Income (loss) before income tax (expense) benefit	52,991	24,201	187,624	(1,662)
Income tax (expense) benefit	74	(4,390)	(1,644)	(4,518)
Net income (loss)	53,065	19,811	185,980	(6,180)
Net income attributable to noncontrolling interests in related party	—	(209)	—	(219)
Net income (loss) available to Third Point Re common shareholders	$53,065	$19,602	$185,980	$(6,399)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$0.58	$0.20	$2.02	$(0.06)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$0.57	$0.19	$2.00	$(0.06)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,776,870	99,498,901	91,723,636	100,342,636
Diluted	92,801,799	102,032,485	92,720,466	100,342,636

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

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended June 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Common shares
Balance, beginning of period	$9,429	$10,224	$9,364	$10,723
Issuance of common shares, net	(30)	8	35	67
Common shares repurchased and retired	—	(269)	—	(827)
Balance, end of period	9,399	9,963	9,399	9,963
Treasury shares
Balance, beginning of period	—	—	—	(48,253)
Retirement of treasury shares	—	—	—	48,253
Balance, end of period	—	—	—	—
Additional paid-in capital
Balance, beginning of period	920,207	1,029,179	918,882	1,099,599
Issuance of common shares, net	30	(8)	(103)	(141)
Share compensation expense	3,954	1,313	5,412	2,558
Common shares repurchased and retired	—	(36,314)	—	(107,846)
Balance, end of period	924,191	994,170	924,191	994,170
Retained earnings
Balance, beginning of period	409,243	568,019	276,328	594,020
Net income (loss)	53,065	19,811	185,980	(6,180)
Net income attributable to noncontrolling interests in related party	—	(209)	—	(219)
Balance, end of period	462,308	587,621	462,308	587,621
Shareholders’ equity attributable to Third Point Re common shareholders	1,395,898	1,591,754	1,395,898	1,591,754
Noncontrolling interests in related party	—	5,156	—	5,156
Total shareholders' equity	$1,395,898	$1,596,910	$1,395,898	$1,596,910

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	2019	2018
Operating activities
Net income (loss)	$185,980	$(6,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation expense	5,412	2,558
Net interest expense on deposit liabilities	2,422	2,449
Net realized and unrealized gain on investments and derivatives	(2,740)	(34,987)
Net realized and unrealized gain on investment in related party investment fund	(213,348)	—
Net foreign exchange gains	(1,742)	(2,236)
Amortization of premium and accretion of discount, net	485	2,913
Changes in assets and liabilities:
Reinsurance balances receivable	(87,348)	(157,498)
Deferred acquisition costs, net	(4,185)	(5,615)
Unearned premiums ceded	2,079	(16,557)
Loss and loss adjustment expenses recoverable	(1,624)	(301)
Other assets	1,266	(3,537)
Interest and dividends receivable, net	(509)	832
Unearned premium reserves	99,462	142,578
Loss and loss adjustment expense reserves	85,805	74,655
Accounts payable and accrued expenses	7,582	(22,564)
Reinsurance balances payable	18,809	32,208
Performance fee payable to related party	—	4,641
Net cash provided by operating activities	97,806	13,359
Investing activities
Proceeds from redemptions from related party investment fund	360,000	—
Contributions to related party investment fund	(87,000)	—
Change in participation agreement with related party investment fund	(2,297)	—
Purchases of investments	(330,463)	(2,180,138)
Proceeds from sales and maturities of investments	2,198	2,156,754
Purchases of investments to cover short sales	—	(590,113)
Proceeds from short sales of investments	—	628,913
Change in due to/from brokers, net	1,411	202,712
Decrease in securities sold under an agreement to repurchase	—	(29,618)
Net cash provided by (used in) investing activities	(56,151)	188,510
Financing activities
Taxes paid on withholding shares	(68)	(74)
Purchases of Third Point Re common shares under share repurchase program	—	(60,420)
Net payments on deposit liability contracts	(5,021)	(1,779)
Change in total noncontrolling interests in related party, net	—	(101,510)
Net cash used in financing activities	(5,089)	(163,783)
Net increase in cash, cash equivalents and restricted cash	36,566	38,086
Cash, cash equivalents and restricted cash at beginning of period	713,337	549,333
Cash, cash equivalents and restricted cash at end of period	$749,903	$587,419
Supplementary information
Interest paid in cash	$4,025	$13,939
Income taxes paid in cash	$—	$5,852

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
Third Point Re USA is a Bermuda reinsurance company that was incorporated on November 21, 2014 and commenced operations in February 2015.  Third Point Re USA made an election under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be taxed as a U.S. entity.  Third Point Re USA prices and underwrites reinsurance business from an office in the United States.  Third Point Re USA is a wholly owned subsidiary of Third Point Re (USA) Holdings Inc. (“TPRUSA”), an intermediate holding company based in the U.S., which is a wholly owned subsidiary of Third Point Re (UK) Holdings Ltd. (“Third Point Re UK”), an intermediate holding company based in the United Kingdom. Third Point Re UK is a wholly owned subsidiary of Third Point Re.
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
The results for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2018 Form 10-K.
Recently issued accounting standards
Issued and effective as of June 30, 2019
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
Issued but not yet effective as of June 30, 2019
Other accounting pronouncements issued during the six months ended June 30, 2019 were either not relevant to the Company or did not impact the Company’s condensed consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$93,757	$104,183
Restricted cash securing letter of credit facilities (1)	237,764	203,953
Restricted cash securing reinsurance contracts (2)	418,382	405,201
Total cash, cash equivalents and restricted cash (3)	749,903	713,337
Restricted investments securing reinsurance contracts (2)	239,046	239,640
Total cash, cash equivalents, restricted cash and restricted investments	$988,949	$952,977

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

(3)	Cash, cash equivalents and restricted cash as reported in the Company’s condensed consolidated statements of cash flows.

4. Investments
The following is a summary of the net investments managed by Third Point LLC as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Assets
TP Fund	$824,352	$1,284,004
Debt securities	567,354	239,640
Total investments	1,391,706	1,523,644
Cash and cash equivalents	22,563	1,017
Restricted cash and cash equivalents	656,146	609,154
Redemption receivable	400,000	—
Due from brokers	—	1,411
Interest and dividends receivable	1,792	1,316
Other assets	7	—
Total assets	2,472,214	2,136,542
Liabilities
Accounts payable and accrued expenses	227	114
Participation agreement with related party investment fund	—	2,297
Total liabilities	227	2,411
Total net investments managed by Third Point LLC	$2,471,987	$2,134,131

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
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into a Limited Partnership Agreement (the “2018 LPA”) to invest in TP Fund, a related party investment fund.  As a result, substantially all assets and related liabilities were transferred from the Company’s separate accounts to TP Fund and Third Point Re BDA and Third Point Re USA received limited partnership interests in TP Fund in exchange. Third Point Re BDA and Third Point Re USA no longer directly hold their invested assets and liabilities but instead, hold an investment in TP Fund. For additional details regarding the Company’s change in its investment account structure, see Note 4 to the Company’s consolidated financial statements filed with the 2018 Form 10-K.
On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019, pursuant to which, in addition to serving as the investment manager for the Company’s collateral assets, Third Point LLC will serve as investment manager of certain investment assets withdrawn from TP Fund. The Amended Collateral Assets IMA will continue in effect thereafter so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund.
The Amended Collateral Assets IMA includes provisions limiting the liability of Third Point LLC and its affiliates to specified circumstances and providing for the indemnification by Third Point RE BDA and Third Point Re USA for certain losses incurred by Third Point LLC and its affiliates. Third Point Re BDA and Third Point Re USA will be responsible for any and all third party expenses incurred by them or on their behalf that are directly attributable to the management of the withdrawn assets, other than those borne by Third Point LLC. No asset-based or performance-based compensation will be paid to Third Point LLC by Third Point Re BDA or Third Point Re USA under the Amended Collateral Assets IMA. Upon three business days’ prior written notice, Third Point Re BDA and Third Point Re USA may withdraw all or a portion of the assets managed under the Amended Collateral Assets IMA effective as of any calendar month end or on the close of business on each Wednesday during the month.
The Company entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of certain investment assets that were reallocated from TP Fund into fixed income investments. In the three months ended June 30, 2019, the Company redeemed $750.0 million from TP Fund, of which $350.0 million has been allocated to cash and fixed income investments and the remaining $400.0 million being a redemption receivable as of June 30, 2019.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private preferred equity securities	$—	$—	$3,000	$3,000
Total equities	—	—	3,000	3,000
U.S. Treasury securities	—	525,762	—	525,762
Sovereign debt	—	41,592	—	41,592
Total debt securities	—	567,354	—	567,354
	$—	$567,354	$3,000	570,354
Investments in funds valued at NAV				824,362
Total assets				$1,394,716
Liabilities
Derivative liabilities (embedded)	$—	$—	$54	$54
Total liabilities	$—	$—	$54	$54

	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury securities	$—	$197,312	$—	$197,312
Sovereign debt	—	42,328	—	42,328
Total debt securities	$—	$239,640	$—	239,640
Investments in funds valued at NAV				1,284,088
Total assets				$1,523,728
Liabilities
Derivative liabilities (embedded)	$—	$—	$22	$22
Total liabilities	$—	$—	$22	$22
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended June 30, 2019 were $nil and $1.0 million, respectively (2018 - $2.9 million and $(17.7) million, respectively). The total change in unrealized gains (losses) on equity and debt securities held at the six months ended June 30, 2019 were $nil and $2.4 million, respectively (2018 - $(21.0) million and $(18.4) million, respectively).
Private preferred equity securities
Private preferred equity securities are those not registered for public sale and are carried at an estimated fair value at the end of the period. Valuation techniques used may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct investment valuations of such private securities. As the significant inputs used to price these securities are unobservable, these are classified as Level 3.

Debt securities
U.S. Treasury securities and sovereign debt securities are primarily priced by obtaining broker dealer quotes and other market information including actual market prices, when available. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data. As the significant inputs used to price these securities are observable, the fair values of these investments are classified as Level 2.
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
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2019 and 2018:

	April 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2019
Assets
Private preferred equity securities	$3,000	$—	$—	$—	$—	$3,000
Total assets	$3,000	$—	$—	$—	$—	$3,000
Liabilities
Derivative liabilities (embedded)	$(32)	$—	$—	$—	$(22)	$(54)
Total liabilities	$(32)	$—	$—	$—	$(22)	$(54)

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2019
Assets
Private preferred equity securities	$—	$—	$3,000	$—	$—	$3,000
Total assets	$—	$—	$3,000	$—	$—	$3,000
Liabilities
Derivative liabilities (embedded)	$(22)	$—	$—	$—	$(32)	$(54)
Total liabilities	$(22)	$—	$—	$—	$(32)	$(54)

	April 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2018
Assets
Private common equity securities	$4,352	$—	$21	$—	$(11)	$4,362
Private preferred equity securities	55,231	—	2,350	(977)	165	56,769
Asset-backed securities	27,256	3,622	18,350	(21,188)	99	28,139
Corporate bonds	10,081	—	512	(817)	192	9,968
Rights and warrants	819	(1)	—	(388)	(6)	424
Real estate	6,937	—	—	—	414	7,351
Derivative assets (free standing)	—	8,397	—	390	(1,901)	6,886
Total assets	$104,676	$12,018	$21,233	$(22,980)	$(1,048)	$113,899
Liabilities
Derivative liabilities (free standing)	$(1,996)	$10	$—	$—	$147	$(1,839)
Derivative liabilities (embedded)	(124)	—	—	—	(40)	(164)
Total liabilities	$(2,120)	$10	$—	$—	$107	$(2,003)

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2018
Assets
Private common equity securities	$4,794	$—	$22	$—	$(454)	$4,362
Private preferred equity securities	57,126	—	2,509	(992)	(1,874)	56,769
Asset-backed securities	27,308	6,104	30,610	(35,522)	(361)	28,139
Corporate bonds	9,868	—	532	(817)	385	9,968
Other debt securities	713	—	—	(913)	200	—
Rights and warrants	435	(1)	582	(593)	1	424
Real estate	6,831	—	—	(153)	673	7,351
Derivative assets (free standing)	—	7,701	—	1,499	(2,314)	6,886
Total assets	$107,075	$13,804	$34,255	$(37,491)	$(3,744)	$113,899
Liabilities
Derivative liabilities (free standing)	$(2,085)	$13	$—	$—	$233	$(1,839)
Derivative liabilities (embedded)	(171)	—	—	—	7	(164)
Total liabilities	$(2,256)	$13	$—	$—	$240	$(2,003)

(1)
Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three and six months ended June 30, 2019 were $nil and $nil, respectively (2018 - $(2.9) million and $(6.9) million, respectively).
For the six months ended June 30, 2019 and 2018, there were no changes in the valuation techniques as they relate to the above.
6. Loss and loss adjustment expense reserves
As of June 30, 2019 and December 31, 2018, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	June 30, 2019	December 31, 2018
Case loss and loss adjustment expense reserves	$133,627	$125,456
Incurred but not reported loss and loss adjustment expense reserves	887,487	811,280
Deferred gains on retroactive reinsurance contracts	662	421
	$1,021,776	$937,157

The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Gross reserves for loss and loss adjustment expenses, beginning of period	$937,157	$720,570
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,031)	(1,113)
Less: deferred charges on retroactive reinsurance contracts	(3,847)	—
Net reserves for loss and loss adjustment expenses, beginning of period	931,279	719,457
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	186,382	167,419
Prior years	(8,980)	9,201
Total incurred loss and loss adjustment expenses	177,402	176,620
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(25,503)	(35,471)
Prior years	(67,824)	(70,781)
Total net paid losses	(93,327)	(106,252)
Foreign currency translation	(1,186)	(3,912)
Net reserves for loss and loss adjustment expenses, end of period	1,014,168	785,913
Plus: loss and loss adjustment expenses recoverable, end of period	3,655	1,414
Plus: deferred charges on retroactive reinsurance contracts	3,953	3,986
Gross reserves for loss and loss adjustment expenses, end of period	$1,021,776	$791,313

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

The $9.0 million net decrease in prior years’ reserves for the six months ended June 30, 2019 includes $12.3 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $3.3 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $12.3 million of net favorable prior years’ reserve development for the six months ended June 30, 2019 was accompanied by net increases of $11.8 million in acquisition costs, resulting in a $0.5 million improvement in the net underwriting results, primarily due to:

•	$7.9 million of net favorable underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;

•	$2.3 million of net favorable underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by

•	$9.7 million of net adverse underwriting loss development relating to our multi-line, homeowners and general liability contracts, as a result of worse than expected loss experience.

•
The $3.3 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $2.5 million increase in acquisition costs, for a total of $5.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $5.5 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.3 million increase in net underwriting loss for the six months ended June 30, 2019.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $0.2 million improvement in the net underwriting results for the six months ended June 30, 2019.

As of June 30, 2019, the Company had unamortized deferred charges of $4.0 million (December 31, 2018 - $3.8 million) relating to retroactive reinsurance contracts. Deferred charge on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheet.
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

7. Management and performance fees
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA were parties to the Amended and Restated Joint Venture and Investment Management Agreements (the “JV Agreements”) with Third Point LLC and TP GP under which Third Point LLC managed certain jointly held assets. Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) with Third Point Advisors LLC (“TP GP”), pursuant to which Third Point Re BDA and Third Point Re USA invested in the TP Fund. Effective January 1, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement of TP Fund (the “Amended LPA”, together with the 2018 LPA the “LPA”), which amended and restated the 2018 LPA.
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
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts and not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Fund. The Amended LPA preserves the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund. During the six months ended June 30, 2019, Third Point Re BDA and Third Point Re USA forfeited amounts under the Loss Recovery Account of $1.3 million and $1.3 million, respectively, as a result of net redemptions from TP Fund during the period. As of June 30, 2019, the Loss Recovery Account for Third Point Re BDA’s investment in TP Fund was $5.3 million (December 31, 2018 - $46.8 million) and for Third Point Re USA’s investment in TP Fund was $0.6 million (December 31, 2018 - $3.8 million). These amounts have not been recorded in the Company’s condensed consolidated balance sheets.
For the three and six months ended June 30, 2018, management and performance fees to related parties in the condensed consolidated statements of income (loss) include activity in the separate accounts prior to the change in the investment account structure. As a result of the 2018 LPA effective August 31, 2018, management and performance fees for the three and six months ended June 30, 2019 are presented within net investment income from investment in related party investment fund in the condensed consolidated statements of income (loss).
The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Management fees - Third Point LLC	$—	$9,635	$—	$19,410
Performance fees - Third Point Advisors LLC	—	4,858	—	5,130
Management and performance fees to related parties as reported in the Company’s condensed consolidated statements of income (loss)	—	14,493	—	24,540
Management and performance fees included in net investment income from investment in related party investment fund (before loss carryforward)	17,864	—	52,105	—
Performance fees - loss carryforward	(12,721)	—	(42,119)	—
Total management and performance fees to related parties	$5,143	$14,493	$9,986	$24,540

8. Deposit accounted contracts
The following table represents activity for the deposit contracts for the six months ended June 30, 2019 and year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Balance, beginning of period	$145,342	$129,133
Consideration received	571	17,879
Consideration receivable	6,107	7,390
Net investment expense (income) allocation	2,422	(1,273)
Payments	(5,588)	(8,089)
Foreign currency translation	(9)	302
Balance, end of period	$148,845	$145,342

9. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of June 30, 2019, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of June 30, 2019, the Company had capitalized $1.0 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of June 30, 2019, the Notes had an estimated fair value of $116.2 million (December 31, 2018 - $114.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of and for the periods ended June 30, 2019 and December 31, 2018.
Letters of credit
As of June 30, 2019, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Unsecured syndicated credit facility	$200,000	$158,027	n/a
Committed - Secured letters of credit facilities	125,000	60,231	60,231
Uncommitted - Secured letters of credit facilities	n/a	177,533	177,533
		$395,791	$237,764
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. The syndicated unsecured letter of credit facility expired on July 30, 2019 and was not renewed. See Note 3 for additional information.
10. Net investment income
Net investment income for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net investment income by type
Net realized gains on investments and investment derivatives	$44	$64,731	$44	$130,500
Net change in unrealized gains (losses) on investments and investment derivatives	1,026	(32,532)	2,728	(95,520)
Net gains (losses) on foreign currencies	(1,192)	(1,830)	2,573	(2,617)
Dividend and interest income	3,149	24,493	5,834	37,717
Dividends paid on securities sold, not yet purchased	—	(2,329)	—	(4,221)
Other expenses	(253)	(6,865)	(443)	(12,352)
Management and performance fees to related parties	—	(14,493)	—	(24,540)
Net investment income from investment in related party investment fund (1)	66,357	—	213,348	—
Net investment income	$69,131	$31,175	$224,084	$28,967

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition. See Note 7 for additional information regarding management and performance fees.

The following table provides an additional breakdown of our net investment income by asset and liability type for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net investment income (loss) by asset type
Equity securities	$—	$58,881	$—	$40,556
Private common equity securities	—	(11)	—	(453)
Private preferred equity securities	—	166	—	(1,874)
Total equities	—	59,036	—	38,229
Asset-backed securities	—	7,033	—	19,482
Bank debt	—	800	—	3,321
Corporate bonds	—	(737)	—	(3,413)
Municipal bonds	—	2,470	—	6,248
U.S. Treasury securities	3,224	478	5,022	(159)
Sovereign debt	(934)	(8,533)	32	(4,402)
Other debt securities	—	31	—	469
Total debt securities	2,290	1,542	5,054	21,546
Options	—	(5,562)	—	(6,619)
Rights and warrants	—	63	—	47
Real estate	—	414	—	501
Trade claims	—	(284)	—	(287)
Total other investments	—	(5,369)	—	(6,358)
Net investment income (loss) in funds valued at NAV, excluding TP Fund	—	282	3	(625)
Total net investment income from invested assets	2,290	55,491	5,057	52,792
Net investment income (loss) by liability type
Equity securities	—	(23,844)	—	(10,926)
Corporate bonds	—	(1,934)	—	(1,969)
Options	—	9,174	—	12,907
Total net investment income (loss) from securities sold, not yet purchased	—	(16,604)	—	12
Other investment income (losses) and other expenses not presented above
Other investment expenses	(254)	(673)	(444)	(1,026)
Net investment income on derivative contracts	—	8,680	—	6,059
Net investment income (loss) on cash, including foreign exchange gain (loss)	738	(5,485)	6,123	(9,345)
Net investment losses on securities purchased under an agreement to sell and securities sold under an agreement to repurchase	—	(32)	—	(241)
Withholding taxes reclassified to income tax expense	—	4,291	—	5,256
Total other investment income and other expenses	484	6,781	5,679	703
Management and performance fees to related parties	—	(14,493)	—	(24,540)
Net investment income from investment in related party investment fund (1)	66,357	—	213,348	—
Net investment income	$69,131	$31,175	$224,084	$28,967

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income from investment in related party investment fund from the effective date of the transition. See Note 7 for additional information regarding management and performance fees.

As a result of the Company’s holding in TP Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Fund for the three and six months ended June 30, 2019 and summarized balance sheet as of June 30, 2019 and December 31, 2018.
This summarized income statement of TP Fund reflects the main components of total investment income and expenses of TP Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Fund as presented in the Company’s condensed consolidated statement of income.

	Three months ended	Six months ended
TP Fund summarized income statement (1)	June 30, 2019	June 30, 2019
Investment income
Net realized gain (loss) from securities, derivative contracts and foreign currency translations	$19,663	$(3,438)
Net change in unrealized gain on securities, derivative contracts and foreign currency translations	59,728	249,766
Net loss from currencies	(2,110)	(2,592)
Dividend and interest income	17,756	30,080
Other income	2,306	4,414
Total investment income	97,343	278,230
Expenses
Management fees	5,143	9,986
Interest	5,201	8,824
Dividends on securities sold, not yet purchased	2,389	4,744
Administrative and professional fees	613	1,015
Other expenses	1,607	3,204
Total expenses	14,953	27,773
Net income	$82,390	$250,457
(1) TP Fund commenced operations on September 3, 2018, as result, there are no comparative results for the prior year periods.

The following table is a summarized balance sheet of TP Fund as of June 30, 2019 and December 31, 2018 and reflects the underlying assets and liabilities of TP Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Fund.

TP Fund summarized balance sheet	June 30, 2019	December 31, 2018
Assets
Total investments in securities	$1,826,645	$1,561,636
Cash and cash equivalents	906	6
Due from brokers	478,592	375,469
Derivative assets, at fair value	26,725	20,533
Interest and dividends receivable	6,258	3,693
Participation agreement with related party	—	2,296
Other assets	107	422
Total assets	$2,339,233	$1,964,055
Liabilities
Accounts payable and accrued expenses	$2,369	$1,754
Securities sold, not yet purchased, at fair value	406,124	355,233
Securities sold under agreement to repurchase	1,290	—
Due to brokers	453,935	107,116
Derivative liabilities, at fair value	24,858	27,483
Redemptions payable to Third Point Re	400,000	—
Interest and dividends payable	2,327	1,881
Management fee payable	467	182
Total liabilities	1,291,370	493,649
Total partners' capital	$1,047,863	$1,470,406

11. Income taxes
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
Prior to the change in the Company’s investment account structure described in the Company’s 2018 Form 10-K, the Company was subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. In addition, the Company had recorded uncertain tax positions related to certain investment transactions in certain foreign jurisdictions. As of June 30, 2019, the Company had accrued $1.5 million (December 31, 2018 - $1.5 million).

For the three and six months ended June 30, 2019 and 2018, the Company recorded income tax expense, as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$(74)	$61	$1,644	$(788)
Change in uncertain tax positions (2)	—	38	—	50
Withholding taxes on certain investment transactions (2)	—	4,291	—	5,256
	$(74)	$4,390	$1,644	$4,518
(1) As of June 30, 2019, the Company has recorded $7.3 million (December 31, 2018 - $9.1 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of June 30, 2019 the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.
(2) Represents activity prior to the change in the Company’s investment account structure on August 31, 2018 as described in the Company’s 2018 Form 10-K.
12. Share capital
The following table presents a summary of the common shares issued and outstanding as of and for the six months ended June 30, 2019 and 2018:

Common shares	2019	2018
Common shares issued, beginning of period	93,639,610	107,227,347
Restricted shares granted, net of forfeitures	371,596	50,644
Performance restricted shares granted, net of forfeitures and shares withheld	(16,282)	257,045
Retirement of treasury shares and shares repurchased (1)	—	(8,269,193)
Warrants exercised, net (2)	—	361,556
Common shares issued, end of period	93,994,924	99,627,399

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
Share repurchases
As of June 30, 2019, the Company is authorized to repurchase up to an aggregate of $61.3 million of common shares under its share repurchase program. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the six months ended June 30, 2019, the Company did not repurchase any of its common shares.

13. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Management and director options	$—	$60	$—	$155
Restricted shares with service condition	940	139	1,134	279
Restricted shares with service and performance condition	3,014	1,114	4,278	2,124
	$3,954	$1,313	$5,412	$2,558

As of June 30, 2019, the Company had $10.3 million (December 31, 2018 - $7.4 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2018 - 1.4 years).
Management and director options
The Company has not granted any stock option awards since April 2013. These stock option awards were fully amortized as of December 31, 2018.
The following table summarizes information about the Company’s management and director share options outstanding and exercisable as of June 30, 2019:

Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life
$10.00 - $10.89	5,123,531	$10.04	2.6 years
$15.05 - $16.89	1,917,145	15.93	2.8 years
$20.00 - $25.05	1,847,377	20.26	2.7 years
	8,888,053	$13.43	2.7 years

Restricted shares with service condition
Restricted share award activity for the six months ended June 30, 2019 and year ended December 31, 2018 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2018	18,209	$12.15
Granted	50,644	13.45
Vested	(44,788)	12.97
Balance as of January 1, 2019	24,065	13.35
Granted	391,221	11.34
Forfeited	(19,625)	11.21
Vested	(24,064)	13.35
Balance as of June 30, 2019	371,597	$11.13

Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the six months ended June 30, 2019 and year ended December 31, 2018 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2018	1,855,379	887,203	$12.60
Granted	556,403	370,931	14.01
Forfeited	(294,977)	(4,102)	13.98
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	46,945	13.35
Balance as of January 1, 2019	2,001,048	1,185,220	12.80
Granted	781,789	521,193	11.21
Forfeited	(791,629)	(264,224)	11.75
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	112,198	13.19
Balance as of June 30, 2019	1,842,490	1,405,669	$12.60

14. Noncontrolling interests in related party
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. Prior to the change in the Company’s investment account structure described in the Company’s 2018 Form 10-K, the joint ventures created through the JV Agreements had been considered variable interest entities and had been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company had consolidated the joint ventures and recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the condensed consolidated balance sheets.
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
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the six months ended June 30, 2018:

	Redeemable noncontrolling interests in related party	Noncontrolling interests in related party	Total noncontrolling interests in related party
	June 30, 2018	June 30, 2018	June 30, 2018
Balance, beginning of period	$108,219	$5,407	$113,626
Changes in capital account allocation (1)	(101,040)	(251)	(101,291)
Balance, end of period	$7,179	$5,156	$12,335

(1)	Changes in capital account allocation include TP GP's redemption in conjunction with the change in the investment account structure as described in the Company’s 2018 Form 10-K.

In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the condensed consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA for the six months ended June 30, 2018:

	Third Point Re BDA	Third Point Re USA	Total
	June 30, 2018	June 30, 2018	June 30, 2018
Balance, beginning of period	$97,619	$16,007	$113,626
Net income attributable to total noncontrolling interests in related party	137	82	219
Contributions (1)	476	14	490
Redemptions (2)	(89,000)	(13,000)	(102,000)
Balance, end of period	$9,232	$3,103	$12,335

(1)	Contributions include performance fees earned during the period. See Note 7 for additional information.

(2)	Redemptions include TP GP's redemption in conjunction with the change in the investment account structure as described in the Company’s 2018 Form 10-K.
Non-consolidated variable interest entity
Third Point Enhanced LP
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of June 30, 2019, the Company and TP GP hold interests of approximately 78.7% and 21.0%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund.
Realized gains or losses upon any redemptions of investments are calculated using the weighted average method and the Company records contributions and withdrawals related to its investment in the TP Fund on the transaction date. As of June 30, 2019, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
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

15. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	91,776,870	99,498,901	91,723,636	100,342,636
Dilutive effect of options	321,492	1,274,609	308,579	—
Dilutive effect of warrants	228,643	878,977	219,460	—
Dilutive effect of restricted shares with service and performance condition	474,794	379,998	468,791	—
Diluted number of common shares outstanding	92,801,799	102,032,485	92,720,466	100,342,636
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$53,065	$19,602	$185,980	$(6,399)
Net income allocated to Third Point Re participating common shareholders	(85)	(6)	(482)	—
Net income (loss) allocated to Third Point Re common shareholders	$52,980	$19,596	$185,498	$(6,399)
Basic earnings (loss) per share available to Third Point Re common shareholders	$0.58	$0.20	$2.02	$(0.06)
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$53,065	$19,602	$185,980	$(6,399)
Net income allocated to Third Point Re participating common shareholders	(84)	(6)	(476)	—
Net income (loss) allocated to Third Point Re common shareholders	$52,981	$19,596	$185,504	$(6,399)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$0.57	$0.19	$2.00	$(0.06)

For the three months ended June 30, 2019 and 2018, anti-dilutive options of 3,973,824 and 3,764,521, respectively, were excluded from the computation of diluted earnings per share.
For the six months ended June 30, 2019, anti-dilutive options of 3,973,824 were excluded from the computation of diluted earnings per share.
As a result of the net loss for the six months ended June 30, 2018, outstanding options, warrants and restricted shares with service and performance condition totaling 10,003,738 were considered anti-dilutive and excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
16. Commitments and Contingencies
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
Letters of Credit
See Note 9 for additional information related to the Company’s letter of credit facilities.
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

17. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses including: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains and income tax (expense) benefit are presented as a reconciliation to the Company’s consolidated results. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2019 and 2018:

	Three months ended
	June 30, 2019		June 30, 2018
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$82,637	$82,637	$49,765	$49,765
Gross premiums ceded	(1,473)	(1,473)	(3,479)	(3,479)
Net premiums written	81,164	81,164	46,286	46,286
Change in net unearned premium reserves	64,288	64,288	95,207	95,207
Net premiums earned	145,452	145,452	141,493	141,493
Expenses
Loss and loss adjustment expenses incurred, net	82,334	82,334	84,000	84,000
Acquisition costs, net	58,006	58,006	57,584	57,584
General and administrative expenses	6,769	6,769	4,963	4,963
Total expenses	147,109	147,109	146,547	146,547
Net underwriting loss	$(1,657)	(1,657)	$(5,054)	(5,054)
Net investment income		69,131		31,175
Corporate expenses		(12,881)		(4,733)
Other expenses		(3,811)		(3,983)
Interest expense		(2,051)		(2,051)
Foreign exchange gains		4,260		8,847
Income tax benefit (expense)		74		(4,390)
Net income attributable to noncontrolling interests in related party		—		(209)
Net income available to Third Point Re common shareholders		$53,065		$19,602

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	56.6%		59.4%
Acquisition cost ratio	39.9%		40.7%
Composite ratio	96.5%		100.1%
General and administrative expense ratio	4.6%		3.5%
Combined ratio	101.1%		103.6%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended
	June 30, 2019		June 30, 2018
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$402,228	$402,228	$428,125	$428,125
Gross premiums ceded	(2,185)	(2,185)	(18,125)	(18,125)
Net premiums written	400,043	400,043	410,000	410,000
Change in net unearned premium reserves	(101,541)	(101,541)	(126,021)	(126,021)
Net premiums earned	298,502	298,502	283,979	283,979
Expenses
Loss and loss adjustment expenses incurred, net	177,402	177,402	176,620	176,620
Acquisition costs, net	115,504	115,504	108,989	108,989
General and administrative expenses	12,993	12,993	9,787	9,787
Total expenses	305,899	305,899	295,396	295,396
Net underwriting loss	$(7,397)	(7,397)	$(11,417)	(11,417)
Net investment income		224,084		28,967
Corporate expenses		(18,789)		(9,390)
Other expenses		(7,936)		(7,978)
Interest expense		(4,080)		(4,080)
Foreign exchange gains		1,742		2,236
Income tax expense		(1,644)		(4,518)
Net income attributable to noncontrolling interests in related party		—		(219)
Net income (loss) available to Third Point Re common shareholders		$185,980		$(6,399)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	59.4%		62.2%
Acquisition cost ratio	38.7%		38.4%
Composite ratio	98.1%		100.6%
General and administrative expense ratio	4.4%		3.4%
Combined ratio	102.5%		104.0%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and six months ended June 30, 2019 and 2018:

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Property	$41,862	50.7%	$1,660	3.3%	$95,843	23.8%	$2,029	0.5%
Casualty	23,529	28.5%	43,510	87.4%	101,421	25.2%	196,730	46.0%
Specialty	17,246	20.8%	254	0.6%	210,317	52.3%	225,025	52.5%
Total prospective reinsurance contracts	82,637	100.0%	45,424	91.3%	407,581	101.3%	423,784	99.0%
Retroactive reinsurance contracts (1)	—	—%	4,341	8.7%	(5,353)	(1.3)%	4,341	1.0%
	$82,637	100.0%	$49,765	100.0%	$402,228	100.0%	$428,125	100.0%

(1)
The negative gross premiums written amount for the retroactive reinsurance contracts lines of business during the six months ended June 30, 2019 was the result of a reduction in premium estimate on one contract during the period.

18. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, condensed consolidating statements of income for the three and six months ended June 30, 2019 and 2018 and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$3,000	$—	$1,391,716	$—	$1,394,716
Cash and cash equivalents	1	179	93,577	—	93,757
Restricted cash and cash equivalents	—	—	656,146	—	656,146
Redemption receivable from related party investment fund	—	—	400,000	—	400,000
Investment in subsidiaries	1,398,386	271,717	190,883	(1,860,986)	—
Interest and dividends receivable	—	—	1,792	—	1,792
Reinsurance balances receivable	—	—	696,170	—	696,170
Deferred acquisition costs, net	—	—	208,027	—	208,027
Unearned premiums ceded	—	—	15,473	—	15,473
Loss and loss adjustment expenses recoverable	—	—	3,655	—	3,655
Amounts due from (to) affiliates	(1,364)	127	1,237	—	—
Other assets	391	5,920	13,404	—	19,715
Total assets	$1,400,414	$277,943	$3,672,080	$(1,860,986)	$3,489,451
Liabilities
Accounts payable and accrued expenses	$4,516	$35	$10,292	$—	$14,843
Reinsurance balances payable	—	—	88,670	—	88,670
Deposit liabilities	—	—	148,845	—	148,845
Unearned premium reserves	—	—	702,398	—	702,398
Loss and loss adjustment expense reserves	—	—	1,021,776	—	1,021,776
Interest and dividends payable	—	3,022	—	—	3,022
Senior notes payable, net of deferred costs	—	113,999	—	—	113,999
Total liabilities	4,516	117,056	1,971,981	—	2,093,553
Shareholders’ equity
Common shares	9,399	—	1,239	(1,239)	9,399
Additional paid-in capital	924,191	191,140	1,589,924	(1,781,064)	924,191
Retained earnings (deficit)	462,308	(30,253)	108,936	(78,683)	462,308
Shareholders’ equity attributable to Third Point Re common shareholders	1,395,898	160,887	1,700,099	(1,860,986)	1,395,898
Total liabilities and shareholders’ equity	$1,400,414	$277,943	$3,672,080	$(1,860,986)	$3,489,451

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$1,523,728	$—	$1,523,728
Cash and cash equivalents	—	187	103,996	—	104,183
Restricted cash and cash equivalents	—	—	609,154	—	609,154
Investment in subsidiaries	1,207,161	251,350	175,758	(1,634,269)	—
Due from brokers	—	—	1,411	—	1,411
Interest and dividends receivable	—	—	1,316	—	1,316
Reinsurance balances receivable	—	—	602,448	—	602,448
Deferred acquisition costs, net	—	—	203,842	—	203,842
Unearned premiums ceded	—	—	17,552	—	17,552
Loss and loss adjustment expenses recoverable	—	—	2,031	—	2,031
Amounts due from (to) affiliates	(3,522)	52	3,470	—	—
Other assets	1,673	5,069	13,827	—	20,569
Total assets	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234
Liabilities
Accounts payable and accrued expenses	$738	$70	$6,453	$—	$7,261
Reinsurance balances payable	—	—	69,701	—	69,701
Deposit liabilities	—	—	145,342	—	145,342
Unearned premium reserves	—	—	602,936	—	602,936
Loss and loss adjustment expense reserves	—	—	937,157	—	937,157
Participation agreement with related party investment fund	—	—	2,297	—	2,297
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	113,911	—	—	113,911
Total liabilities	738	117,036	1,763,886	—	1,881,660
Shareholders’ equity
Common shares	9,364	—	1,239	(1,239)	9,364
Additional paid-in capital	918,882	176,005	1,557,016	(1,733,021)	918,882
Retained earnings (deficit)	276,328	(36,383)	(63,608)	99,991	276,328
Shareholders' equity attributable to Third Point Re common shareholders	1,204,574	139,622	1,494,647	(1,634,269)	1,204,574
Total liabilities and shareholders’ equity	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended June 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$82,637	$—	$82,637
Gross premiums ceded	—	—	(1,473)	—	(1,473)
Net premiums written	—	—	81,164	—	81,164
Change in net unearned premium reserves	—	—	64,288	—	64,288
Net premiums earned	—	—	145,452	—	145,452
Net investment income	—	—	69,131	—	69,131
Equity in earnings (losses) of subsidiaries	61,912	1,320	(3)	(63,229)	—
Total revenues	61,912	1,320	214,580	(63,229)	214,583
Expenses
Loss and loss adjustment expenses incurred, net	—	—	82,334	—	82,334
Acquisition costs, net	—	—	58,006	—	58,006
General and administrative expenses	8,847	13	10,790	—	19,650
Other expenses	—	—	3,811	—	3,811
Interest expense	—	2,051	—	—	2,051
Foreign exchange gains	—	—	(4,260)	—	(4,260)
Total expenses	8,847	2,064	150,681	—	161,592
Income (loss) before income tax (expense) benefit	53,065	(744)	63,899	(63,229)	52,991
Income tax (expense) benefit	—	433	(359)	—	74
Net income (loss)	53,065	(311)	63,540	(63,229)	53,065
Net income attributable to noncontrolling interests in related party	—	—	—	—	—
Net income (loss) available to Third Point Re common shareholders	$53,065	$(311)	$63,540	$(63,229)	$53,065

For the six months ended June 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$402,228	$—	$402,228
Gross premiums ceded	—	—	(2,185)	—	(2,185)
Net premiums written	—	—	400,043	—	400,043
Change in net unearned premium reserves	—	—	(101,541)	—	(101,541)
Net premiums earned	—	—	298,502	—	298,502
Net investment income	—	—	224,084	—	224,084
Equity in earnings (losses) of subsidiaries	197,453	9,333	(11)	(206,775)	—
Total revenues	197,453	9,333	522,575	(206,775)	522,586
Expenses
Loss and loss adjustment expenses incurred, net	—	—	177,402	—	177,402
Acquisition costs, net	—	—	115,504	—	115,504
General and administrative expenses	11,473	(26)	20,335	—	31,782
Other expenses	—	—	7,936	—	7,936
Interest expense	—	4,080	—	—	4,080
Foreign exchange gains	—	—	(1,742)	—	(1,742)
Total expenses	11,473	4,054	319,435	—	334,962
Income before income tax (expense) benefit	185,980	5,279	203,140	(206,775)	187,624
Income tax (expense) benefit	—	851	(2,495)	—	(1,644)
Net income	185,980	6,130	200,645	(206,775)	185,980
Net income attributable to noncontrolling interests in related party	—	—	—	—	—
Net income available to Third Point Re common shareholders	$185,980	$6,130	$200,645	$(206,775)	$185,980

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended June 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$49,765	$—	$49,765
Gross premiums ceded	—	—	(3,479)	—	(3,479)
Net premiums written	—	—	46,286	—	46,286
Change in net unearned premium reserves	—	—	95,207	—	95,207
Net premiums earned	—	—	141,493	—	141,493
Net investment income	—	—	31,175	—	31,175
Equity in earnings (losses) of subsidiaries	21,319	1,847	(13)	(23,153)	—
Total revenues	21,319	1,847	172,655	(23,153)	172,668
Expenses
Loss and loss adjustment expenses incurred, net	—	—	84,000	—	84,000
Acquisition costs, net	—	—	57,584	—	57,584
General and administrative expenses	1,717	19	7,960	—	9,696
Other expenses	—	—	3,983	—	3,983
Interest expense	—	2,051	—	—	2,051
Foreign exchange gains	—	—	(8,847)	—	(8,847)
Total expenses	1,717	2,070	144,680	—	148,467
Income (loss) before income tax (expense) benefit	19,602	(223)	27,975	(23,153)	24,201
Income tax (expense) benefit	—	435	(4,825)	—	(4,390)
Net income	19,602	212	23,150	(23,153)	19,811
Net income attributable to noncontrolling interests in related party	—	—	(209)	—	(209)
Net income available to Third Point Re common shareholders	$19,602	$212	$22,941	$(23,153)	$19,602

For the six months ended June 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$428,125	$—	$428,125
Gross premiums ceded	—	—	(18,125)	—	(18,125)
Net premiums written	—	—	410,000	—	410,000
Change in net unearned premium reserves	—	—	(126,021)	—	(126,021)
Net premiums earned	—	—	283,979	—	283,979
Net investment income	—	—	28,967	—	28,967
Equity in earnings (losses) of subsidiaries	(3,038)	239	(30)	2,829	—
Total revenues	(3,038)	239	312,916	2,829	312,946
Expenses
Loss and loss adjustment expenses incurred, net	—	—	176,620	—	176,620
Acquisition costs, net	—	—	108,989	—	108,989
General and administrative expenses	3,361	22	15,794	—	19,177
Other expenses	—	—	7,978	—	7,978
Interest expense	—	4,080	—	—	4,080
Foreign exchange gains	—	—	(2,236)	—	(2,236)
Total expenses	3,361	4,102	307,145	—	314,608
Income (loss) before income tax (expense) benefit	(6,399)	(3,863)	5,771	2,829	(1,662)
Income tax (expense) benefit	—	861	(5,379)	—	(4,518)
Net income (loss)	(6,399)	(3,002)	392	2,829	(6,180)
Net income attributable to noncontrolling interests in related party	—	—	(219)	—	(219)
Net income (loss) available to Third Point Re common shareholders	$(6,399)	$(3,002)	$173	$2,829	$(6,399)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$185,980	$6,130	$200,645	$(206,775)	$185,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	(197,453)	(9,333)	11	206,775	—
Share compensation expense	2,640	—	2,772	—	5,412
Net interest expense on deposit liabilities	—	—	2,422	—	2,422
Net realized and unrealized gain on investments and derivatives	—	—	(2,740)	—	(2,740)
Net unrealized gain on investment in related party investment fund	—	—	(213,348)	—	(213,348)
Net foreign exchange gains	—	—	(1,742)	—	(1,742)
Amortization of premium and accretion of discount, net	—	88	397	—	485
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(87,348)	—	(87,348)
Deferred acquisition costs, net	—	—	(4,185)	—	(4,185)
Unearned premiums ceded	—	—	2,079	—	2,079
Loss and loss adjustment expenses recoverable	—	—	(1,624)	—	(1,624)
Other assets	1,282	(851)	835	—	1,266
Interest and dividends receivable, net	—	(33)	(476)	—	(509)
Unearned premium reserves	—	—	99,462	—	99,462
Loss and loss adjustment expense reserves	—	—	85,805	—	85,805
Accounts payable and accrued expenses	3,778	(34)	3,838	—	7,582
Reinsurance balances payable	—	—	18,809	—	18,809
Amounts due from (to) affiliates	(2,158)	(75)	2,233	—	—
Net cash provided by (used in) operating activities	(5,931)	(4,108)	107,845	—	97,806
Investing activities
Proceeds from redemptions from related party investment fund	—	—	360,000	—	360,000
Contributions to related party investment fund, including subscription receivable	—	—	(87,000)	—	(87,000)
Change in participation agreement with related party investment fund	—	—	(2,297)	—	(2,297)
Purchases of investments	(3,000)	—	(327,463)	—	(330,463)
Proceeds from sales and maturities of investments	—	—	2,198	—	2,198
Change in due to/from brokers, net	—	—	1,411	—	1,411
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash used in investing activities	(18,000)	—	(38,151)	—	(56,151)
Financing activities
Taxes paid on withholding shares	(68)	—	—	—	(68)
Net payments on deposit liability contracts	—	—	(5,021)	—	(5,021)
Dividend received by (paid to) parent	24,000	4,100	(28,100)	—	—
Net cash provided by (used in) financing activities	23,932	4,100	(33,121)	—	(5,089)
Net increase (decrease) in cash, cash equivalents and restricted cash	1	(8)	36,573	—	36,566
Cash, cash equivalents and restricted cash at beginning of period	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of period	$1	$179	$749,723	$—	$749,903

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(6,399)	$(3,002)	$392	$2,829	$(6,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	3,038	(239)	30	(2,829)	—
Share compensation expense	279	—	2,279	—	2,558
Net interest expense on deposit liabilities	—	—	2,449	—	2,449
Net realized and unrealized gain on investments and derivatives	—	—	(34,987)	—	(34,987)
Net foreign exchange gains	—	—	(2,236)	—	(2,236)
Amortization of premium and accretion of discount, net	—	88	2,825	—	2,913
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(157,498)	—	(157,498)
Deferred acquisition costs, net	—	—	(5,615)	—	(5,615)
Unearned premiums ceded	—	—	(16,557)	—	(16,557)
Loss and loss adjustment expenses recoverable	—	—	(301)	—	(301)
Other assets	410	—	(3,947)	—	(3,537)
Interest and dividends receivable, net	—	(33)	865	—	832
Unearned premium reserves	—	—	142,578	—	142,578
Loss and loss adjustment expense reserves	—	—	74,655	—	74,655
Accounts payable and accrued expenses	458	(858)	(22,164)	—	(22,564)
Reinsurance balances payable	—	—	32,208	—	32,208
Performance fees payable to related party	—	—	4,641	—	4,641
Amounts due from (to) affiliates	36,300	335	(36,635)	—	—
Net cash provided by (used in) operating activities	34,086	(3,709)	(17,018)	—	13,359
Investing activities
Purchases of investments	—	—	(2,180,138)	—	(2,180,138)
Proceeds from sales and maturities of investments	—	—	2,156,754	—	2,156,754
Purchases of investments to cover short sales	—	—	(590,113)	—	(590,113)
Proceeds from short sales of investments	—	—	628,913	—	628,913
Change in due to/from brokers, net	—	—	202,712	—	202,712
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)	—	(29,618)
Net cash provided by investing activities	—	—	188,510	—	188,510
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(60,420)	—	—	—	(60,420)
Net payments on deposit liability contracts	—	—	(1,779)	—	(1,779)
Change in total noncontrolling interests in related party, net	—	—	(101,510)	—	(101,510)
Dividend received by (paid to) parent	26,400	3,700	(30,100)	—	—
Net cash provided by (used in) financing activities	(34,094)	3,700	(133,389)	—	(163,783)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8)	(9)	38,103	—	38,086
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$1	$190	$587,228	$—	$587,419

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
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange gains and income tax (expense) benefit.
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
We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus where we believe the higher expected margins adequately compensate us for the increased risk. During the six months ended June 30, 2019, we wrote $57.4 million of new property catastrophe business and began expanding into new specialty lines of business.
Insurance float is an important aspect of our reinsurance operation. Insurance float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid on reinsurance contracts and payments are made on deposit accounted contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns.
We believe that over time, our reinsurance operation will contribute to our results by both generating underwriting income as well as generating float.
Investment Management
As described in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), we transitioned to a new investment account structure in 2018. Under the new investment account structure, Third Point LLC serves as investment manager for TP Fund, as well as for our collateral assets and other fixed income investments.
On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019. See Note 4 to the unaudited consolidated financial statements included in this Form 10-Q for further information regarding the Amended Collateral Assets IMA. We entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of a substantial portion of our assets that were reallocated from TP Fund into fixed income investments. During the second quarter, we reallocated $750.0 million from TP Fund to cash and fixed income investments. These investments are managed by Third Point LLC and have initially been invested into U.S. Treasuries.

Business Outlook
Underwriting Outlook
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
Since the beginning of 2019, the U.S. property catastrophe reinsurance market, and in particular Florida, has been experiencing increases in rate due to significant catastrophe losses in recent years, reduced supply and increases in loss estimates on prior year losses. The reduction in capital available is primarily driven by a reduction in alternative capital capacity because of recent losses and issues with certain collateralized market participants. Property catastrophe reinsurance pricing in regions that have not been impacted by loss has remained broadly flat, but the reduction in pricing that was experienced in those regions over the last few years has ceased.  Outside of property catastrophe reinsurance, we have experienced some improvement in reinsurance terms and conditions and underlying pricing across the portfolio. We expect the current market conditions, which permits improvement in pricing and terms and conditions, to continue through at least the January 2020 renewals.
We have expanded the lines of business and forms of reinsurance on which we focus to help drive our combined ratio below 100%, which we expect to achieve by the end of 2019, subject to property catastrophe events. This includes lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We began writing property catastrophe business in 2019 as well as expanding into new specialty lines of business. We plan to continue to expand our activity in these lines of business and to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2019 and 2020. As such, we recently hired senior underwriters and other support staff to support our growth and deploy capital efficiently.
In addition, we may, from time to time, invest in managing general agents or other insurance businesses as part of our ongoing strategy to leverage our underwriting and capital markets expertise to structure and offer capital alternatives in numerous forms and combinations, including equity, debt and reinsurance offerings. In the first quarter, we made our first investment in a technology driven insurance solution and we are currently evaluating other similar opportunities.
Investment Outlook
During 2019, we began reducing our investment risk by reallocating some of our investments in TP Fund to fixed income investments. This realignment of our investment strategy is being driven by several factors, including the following:

•
An increasing underwriting risk profile including writing property catastrophe business as described above, that requires additional risk capital to support these underwriting activities which, taken together with other actions, is expected to improve the underwriting results over time;

•
The need for greater liquidity to pay potential claims also as a result of the changing underwriting risk profile, which now exposes us to natural catastrophe and other loss events where there could be a need to pay claims to our clients on short notice; and

•	To meet our targeted levels of risk-adjusted capitalization in accordance with our enterprise-wide risk appetite as well as capital requirements per rating agencies and regulators.

The realignment of our investment strategy with the changes to our underwriting strategy may result in lower investment returns in the future due to a change in investment mix. However, as we expand our underwriting focus into higher margin property and specialty lines of business, we expect to deliver attractive equity returns to our shareholders with a more balanced contribution to net income from underwriting and investments with lower volatility of our results.

Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of TP Fund’s investment portfolio, in which we invest, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income, net investment return on investments managed by Third Point LLC, basic book value per share, diluted book value per share, growth in diluted book value per share, and return on beginning shareholders’ equity attributable to Third Point Re common shareholders.
The table below shows the key performance indicators for our consolidated business for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(1,657)	$(5,054)	$(7,397)	$(11,417)
Combined ratio (1)	101.1%	103.6%	102.5%	104.0%

Key investment return metrics:
Net investment income	$69,131	$31,175	$224,084	$28,967
Net investment return on investments managed by Third Point LLC	2.9%	1.0%	10.3%	0.8%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$15.21	$13.15	$15.21	$13.15
Diluted book value per share (2) (3)	$14.51	$12.98	$14.51	$12.98
Change in diluted book value per share (2)	4.0%	1.6%	11.8%	(0.1)%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	4.0%	1.2%	15.4%	(0.4)%

(1)	See Note 17 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

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
Key Investment Return Metrics
Net Investment Income
Net investment income is an important measure that affects overall profitability. Net investment income is primarily affected by the performance of Third Point LLC as TP Fund’s investment manager and the amount of investable cash generated by our reinsurance operations. Net investment income also includes the investment income on collateral assets and certain other investment assets managed by Third Point LLC. Pursuant to the investment management agreement between TP Fund and Third Point LLC, Third Point LLC is required to manage TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., subject to certain conditions set forth in TP Fund’s investment guidelines. These conditions include a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The LPA allows us to withdraw cash from the TP Fund at any calendar month end or at the close of business each Wednesday during a month with not less than three days’ notice to pay claims, not less than five days’ notice to pay expenses and with not less than three days’ notice in order to satisfy the requirements of A.M. Best. Net investment income is net of investment fee expenses, which include performance and management fees to related parties.
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
As of June 30, 2019, basic book value per share was $15.21, representing an increase of $0.62 per share, or 4.2%, from $14.59 per share as of March 31, 2019. As of June 30, 2019, diluted book value per share was $14.51, representing an increase of $0.56 per share, or 4.0%, from $13.95 per share as of March 31, 2019. The increases were primarily due to net income in the current year period.
As of June 30, 2019, basic book value per share was $15.21, representing an increase of $2.06 per share, or 15.7%, from $13.15 per share as of December 31, 2018. As of June 30, 2019, diluted book value per share was $14.51, representing an increase of $1.53 per share, or 11.8%, from $12.98 per share as of December 31, 2018. The increases were primarily due to net income in the current year periods. The increase in diluted book value per share was partially offset by the dilution of options and warrants as a result of the share price being above the strike price for warrants and certain options as of June 30, 2019, compared to being below the strike price on all options and warrants as of December 31, 2018.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The increase in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to net income in the current year periods.

Consolidated Results of Operations—Three and six months ended June 30, 2019 and 2018:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2019 and 2018:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Net underwriting loss	$(1,657)	$(5,054)	$3,397	$(7,397)	$(11,417)	$4,020
Net investment income	69,131	31,175	37,956	224,084	28,967	195,117
Net investment return on investments managed by Third Point LLC	2.9%	1.0%	1.9%	10.3%	0.8%	9.5%
Corporate expenses	(12,881)	(4,733)	(8,148)	(18,789)	(9,390)	(9,399)
Other expenses	(3,811)	(3,983)	172	(7,936)	(7,978)	42
Interest expense	(2,051)	(2,051)	—	(4,080)	(4,080)	—
Foreign exchange gains	4,260	8,847	(4,587)	1,742	2,236	(494)
Income tax (expense) benefit	74	(4,390)	4,464	(1,644)	(4,518)	2,874
Net income (loss) available to Third Point Re common shareholders	$53,065	$19,602	$33,463	$185,980	$(6,399)	$192,379
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income and therefore in our consolidated results.
Investment Results
Investment Portfolio
The following is a summary of our total investments managed by Third Point LLC as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	($ in thousands)
TP Fund	$824,352	$1,284,004
Collateral assets (1)	897,333	850,127
Other investment assets (1)	350,302	—
Redemptions receivable (2)	400,000	—
Total net investments managed by Third Point LLC	$2,471,987	$2,134,131

(1)	Collateral assets and other investment assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.

(2)	As of June 30, 2019, we had $400.0 million of redemption receivable, which has been invested in debt securities during the month of July.

The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of June 30, 2019 and December 31, 2018 by strategy and geography.

	June 30, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Equity	52%	(30)%	22%	54%	(22)%	32%
Credit	17%	(1)%	16%	18%	(4)%	14%
Other	5%	—%	5%	9%	(1)%	8%
	74%	(31)%	43%	81%	(27)%	54%

	June 30, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Americas	58%	(23)%	35%	70%	(21)%	49%
Europe, Middle East and Africa	9%	(3)%	6%	11%	(3)%	8%
Asia	7%	(5)%	2%	—%	(3)%	(3)%
	74%	(31)%	43%	81%	(27)%	54%
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
Investment Returns
The following is a summary of the net investment return for our total investments managed by Third Point LLC for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net investment return from separate account investment structure	—%	1.0%	—%	0.8%
TP Fund	5.8%	—%	17.7%	—%
Collateral and other investments	0.2%	—%	1.1%	—%
Net investment return on investments managed by Third Point LLC (1)	2.9%	1.0%	10.3%	0.8%

(1)	Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.

The following is a summary of the net investment return by investment strategy on total net investments managed by Third Point LLC for the three and six months ended June 30, 2019 and 2018. The net investment return for the three and six months ended June 30, 2019 includes our investment in TP Fund, collateral assets and other investments managed by Third Point LLC. The net investment return for the three and six months ended June 30, 2018 includes our investment accounts, inclusive of collateral assets managed by Third Point LLC, prior to the change in the investment management structure described in the Company’s 2018 Form 10-K.

	Three months ended
	June 30, 2019			June 30, 2018
	Long	Short	Net	Long	Short	Net
Equity	3.2%	(1.2)%	2.0%	3.4%	(1.9)%	1.5%
Credit	0.6%	—%	0.6%	0.3%	(0.2)%	0.1%
Other	0.5%	(0.2)%	0.3%	(1.3)%	0.7%	(0.6)%
Net investment return on investments managed by Third Point LLC	4.3%	(1.4)%	2.9%	2.4%	(1.4)%	1.0%

	Six months ended
	June 30, 2019			June 30, 2018
	Long	Short	Net	Long	Short	Net
Equity	11.8%	(3.5)%	8.3%	2.7%	(2.0)%	0.7%
Credit	1.6%	(0.3)%	1.3%	0.7%	(0.2)%	0.5%
Other	1.0%	(0.3)%	0.7%	(0.9)%	0.5%	(0.4)%
Net investment return on investments managed by Third Point LLC	14.4%	(4.1)%	10.3%	2.5%	(1.7)%	0.8%
Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC. Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund. In addition, collateral assets and certain other investment assets are managed by Third Point LLC. The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investments in TP Fund, collateral assets and certain other investment assets subsequent to the date of transition. Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund’s investment manager.
For the three months ended June 30, 2019, the portfolio saw strong results across each investment strategy with long equity investments driving the majority of gains for the quarter. Within equities, every sector, except energy, contributed to positive results on the long side and short equity investments and hedges reduced net investment income. Each sub-strategy within the credit portfolio added to positive performance with strength in asset-backed securities contributing the most to our results for the period. The macroeconomic and other portfolio was also positive as gains in arbitrage offset modest losses in currency hedges and the ventures portfolio.
For the six months ended June 30, 2019, gains from the equity portfolio contributed to the majority of returns for the year. The return on average exposure for the equity portfolio outpaced broader equity market index performance. Strong performance across long equity investments, primarily in the activist positions, were partially offset by losses from short equity investments and hedges. The credit strategy was also a meaningful contributor to returns with positive results in corporate credit, sovereign debt, and asset-backed securities. The macroeconomic and other portfolio also added to returns across each sub-strategy for the period.

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
The other key changes in our consolidated results for the three and six months ended June 30, 2019 compared to the prior year periods were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis. The increase in general and administrative expenses related to corporate activities for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to separations costs, increase in corporate activities resulting in higher payroll related costs allocated to corporate expenses, amortization of setup costs associated with the unsecured letter of credit facility and an increase in our legal and accounting expenses.
Other Expenses (Income)
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The decrease in other expenses for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts.
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
Income Taxes
See Note 11 to our condensed consolidated financial statements for additional information regarding income taxes. The decrease in income tax expense for the three and six months ended June 30, 2019 was primarily the result of the change in our investment account structure. Prior to the change in our investment account structure, withholding taxes were included in the income taxes. As a result of the change in our investment account structure, withholding taxes are incurred by TP Fund are now included as part of “Net investment income from investment in related party investment fund”. See Note 11 to our condensed consolidated financial statements for detailed information on our income taxes.
Segment Results — Three and six months ended June 30, 2019 and 2018.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and six months ended June 30, 2019 and 2018:

	Three months ended			Six months ended
	June 30, 2019	June 30, 2018	Change	June 30, 2019	June 30, 2018	Change
	($ in thousands)
Gross premiums written	$82,637	$49,765	$32,872	$402,228	$428,125	$(25,897)
Gross premiums ceded	(1,473)	(3,479)	2,006	(2,185)	(18,125)	15,940
Net premiums earned	145,452	141,493	3,959	298,502	283,979	14,523
Loss and loss adjustment expenses incurred, net	82,334	84,000	(1,666)	177,402	176,620	782
Acquisition costs, net	58,006	57,584	422	115,504	108,989	6,515
General and administrative expenses	6,769	4,963	1,806	12,993	9,787	3,206
Net underwriting income (loss)	$(1,657)	$(5,054)	$3,397	$(7,397)	$(11,417)	$4,020
Underwriting ratios (1):
Loss ratio	56.6%	59.4%	(2.8)%	59.4%	62.2%	(2.8)%
Acquisition cost ratio	39.9%	40.7%	(0.8)%	38.7%	38.4%	0.3%
Composite ratio	96.5%	100.1%	(3.6)%	98.1%	100.6%	(2.5)%
General and administrative expense ratio	4.6%	3.5%	1.1%	4.4%	3.4%	1.0%
Combined ratio	101.1%	103.6%	(2.5)%	102.5%	104.0%	(1.5)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
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
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and six months ended June 30, 2019 and 2018:

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	($ in thousands)
Property	$41,862	50.7%	$1,660	3.3%	$95,843	23.8%	$2,029	0.5%
Casualty	23,529	28.5%	43,510	87.4%	101,421	25.2%	196,730	46.0%
Specialty	17,246	20.8%	254	0.6%	210,317	52.3%	225,025	52.5%
Total prospective reinsurance contracts	82,637	100.0%	45,424	91.3%	407,581	101.3%	423,784	99.0%
Retroactive reinsurance contracts	—	—%	4,341	8.7%	(5,353)	(1.3)%	4,341	1.0%
	$82,637	100.0%	$49,765	100.0%	$402,228	100.0%	$428,125	100.0%
The increase in gross premiums written of $32.9 million, or 66.1%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was driven by:
Factors resulting in increases:

•
For the three months ended June 30, 2019, we wrote $45.5 million of new premium, of which $16.3 million was property business including $15.8 million of property catastrophe business, $14.9 million was specialty business and $14.3 million was casualty business.

•
We recorded net increases in premium estimates relating to prior periods of $20.1 million and $0.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively. The increases in premium estimates for the three months ended June 30, 2019 and 2018 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

•
Changes in renewal premiums for the three months ended June 30, 2019 resulted in a net increase in premiums of $0.2 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

Factors resulting in decreases:

•
We recognized a net increase in premium of $16.6 million in the three months ended June 30, 2019 compared to a net increase of $46.2 million in the three months ended June 30, 2018 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•
We recognized $2.9 million of premium in the three months ended June 30, 2018 related to contracts that we did not renew in the three months ended June 30, 2019 as a result of underlying pricing, terms and conditions.

The decrease in gross premiums written of $25.9 million, or 6.0%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven by:
Factors resulting in decreases:

•
We recognized a net increase in premium of $15.5 million in the six months ended June 30, 2019 compared to a net increase of $104.4 million in the six months ended June 30, 2018 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•
We recognized $81.1 million of premium in the six months ended June 30, 2018 related to contracts that we did not renew in the six months ended June 30, 2019 as a result of underlying pricing, terms and conditions.

Factor resulting in increases:

•
For the six months ended June 30, 2019, we wrote $121.4 million of new premium, of which $72.1 million was property business including $57.4 million of property catastrophe business, $29.9 million was casualty business and $19.4 million was specialty business.

•
Changes in renewal premiums for the six months ended June 30, 2019 resulted in a net increase in premiums of $15.0 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $22.2 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively. The increases in premium estimates for the six months ended June 30, 2019 and 2018 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

Gross Premiums Ceded
The decrease in gross premiums ceded for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to assumed multi-year contracts ceded under our retrocession program in 2018 that were not subject to renewal in 2019.
Net Premiums Earned
The increase in net premiums earned in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to a higher in-force underwriting portfolio.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in the mix of business, including the new property catastrophe and specialty business written in 2019 at a lower expected loss ratio.
The following is a summary of the net impact from loss reserve development for the three and six months ended June 30, 2019 and 2018:
For the three months ended June 30, 2019, we recognized $8.2 million, or 5.6 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $8.1 million, or 5.5 percentage points on the combined ratio, in acquisition costs, resulting in a $0.1 million, or 0.1 percentage points on the combined ratio, improvement in the net underwriting results.
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

For the six months ended June 30, 2019, we recognized $12.3 million, or 4.1 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $11.8 million, or 3.9 percentage points on the combined ratio, in acquisition costs, resulting in a $0.5 million or 0.2 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:

•	$7.9 million of net favorable underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;

•	$2.3 million of net favorable underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by

•	$9.7 million of net adverse underwriting loss development relating to our multi-line, homeowners and general liability contracts, as a result of worse than expected loss experience.
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
The increase in acquisition costs, net, for the three and six months ended June 30, 2019 was primarily due to increase in earned premium volume, profit commission adjustments, and a change in mix of business.

See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The increase in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily the result of higher credit facility fees from our new unsecured letter of credit facility in the current year period and payroll related costs primarily due to an increase in the number of employees compared to the prior year period and higher annual incentive plan compensation expense accruals. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was higher for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 to reflect the better performance of the Company in the periods relative to the incentive plan compensation performance metrics.
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
Non-GAAP Financial Measures
Net Investment Return on Investments Managed by Third Point LLC

Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC. Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund. In addition, collateral assets and certain other investment assets are managed by Third Point LLC. The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investments in TP Fund, collateral assets and certain other investment assets subsequent to the date of transition. Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our condensed consolidated statements of income. Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund’s investment manager.
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

The following table sets forth the computation of basic and diluted book value per share as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,395,898	$1,204,574
Effect of dilutive warrants issued to founders and an advisor	34,950	—
Effect of dilutive stock options issued to directors and employees	49,142	—
Diluted book value per share numerator:	$1,479,990	$1,204,574
Basic and diluted book value per share denominator:
Common shares outstanding	93,994,924	93,639,610
Unvested restricted shares	(2,214,087)	(2,025,113)
Basic book value per share denominator:	91,780,837	91,614,497
Effect of dilutive warrants issued to founders and an advisor	3,494,979	—
Effect of dilutive stock options issued to directors and employees	4,914,229	—
Effect of dilutive restricted shares issued to directors and employees (1)	1,777,266	1,209,285
Diluted book value per share denominator:	101,967,311	92,823,782

Basic book value per share	$15.21	$13.15
Diluted book value per share	$14.51	$12.98

(1)
As of June 30, 2019, the effect of dilutive restricted shares issued to directors and employees was comprised of 371,597 restricted shares with a service condition only and 1,405,669 restricted shares with a service and performance condition that were considered probable of vesting.

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
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three and six months ended June 30, 2019 and 2018 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$53,065	$19,602	$185,980	$(6,399)
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,338,879	1,607,422	1,204,574	1,656,089
Impact of weighting related to shareholders’ equity from shares repurchased	—	(7,606)	—	(13,673)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,338,879	$1,599,816	$1,204,574	$1,642,416
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	4.0%	1.2%	15.4%	(0.4)%

Other Financial Metrics
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 17 to our condensed consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s underwriting profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 17 to our condensed consolidated financial statements.
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
Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 9 to our condensed consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to fund share repurchases. See Note 12 to our condensed consolidated financial statements for detailed information on our share repurchases.
For additional commitments and contingencies that may affect our liquidity requirements see Note 16 to our condensed consolidated financial statements.
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
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the LPA to withdraw from the TP Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations. In addition, in the three months ended June 30, 2019, we reallocated $750 million of our investments in TP Fund to short-term, highly liquid, fixed income securities. As of June 30, 2019 and December 31, 2018, the total investments managed by Third Point LLC consisted of:

	June 30, 2019	December 31, 2018
	($ in thousands)
TP Fund	$824,352	$1,284,004
Collateral assets (1)	897,333	850,127
Other investment assets (1)	350,302	—
Redemptions receivable (2)	400,000	—
Total net investments managed by Third Point LLC	$2,471,987	$2,134,131

(1)	Collateral assets and other investment assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.

(2)	As of June 30, 2019, we had $400.0 million of redemption receivable, which has been invested in debt securities during the month of July.
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
Operating, investing and financing cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
	($ in thousands)
Net cash provided by operating activities	$97,806	$13,359
Net cash provided by (used in) investing activities	(56,151)	188,510
Net cash used in financing activities	(5,089)	(163,783)
Net increase in cash, cash equivalents and restricted cash	36,566	38,086
Cash, cash equivalents and restricted cash at beginning of period	713,337	549,333
Cash, cash equivalents and restricted cash at end of period	$749,903	$587,419
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The increase in cash flows from operating activities in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to higher net reinsurance receipts, corresponding to premium receipts less losses paid and acquisition costs paid partially offset by higher general and administrative expenses paid.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund, collateral assets or other fixed income investments. The amount of net reinsurance receipt can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows provided by (used in) investing activities primarily reflects investment activities in our separate account investment structure prior to the change in investment account structure and the net cash contributions to TP Fund after such change as well as investment activities relating to our fixed income investments and collateral assets.
Cash flows used in investing activities for the six months ended June 30, 2019 primarily relates to net contributions of $77.0 million to TP Fund from cash flows from operations, partially offset by $350.0 million that was redeemed from TP Fund to purchase $330.5 million of fixed income investments. Cash flows provided by investing activities for the six months ended June 30, 2018 primarily relates to proceeds from the sale of certain investments to fund cash flows from operations, $101.5 million of net withdrawals from total noncontrolling interests and share repurchases of $60.4 million.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2019 consisted of $5.0 million from payments on deposit liability contracts. Cash flows used in financing activities for the six months ended June 30, 2018 consisted of $101.5 million of net withdrawals from total noncontrolling interests and $60.4 million for shares repurchased.
For the period from inception until June 30, 2019, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $46.4 million, or 5.5%, to $895.2 million as of June 30, 2019 from $848.8 million as of December 31, 2018. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral. In addition, we invest a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt.  This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 9 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of June 30, 2019, $395.8 million (December 31, 2018 - $349.2 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of June 30, 2019.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of June 30, 2019, total cash and cash equivalents with a fair value of $237.8 million (December 31, 2018 - $204.0 million) was pledged as collateral against the letters of credit issued. Prior to the change in the investment account structure, our ability to post collateral securing letters of credit and certain reinsurance contracts depended in part on our ability to borrow against certain assets in our investment accounts through prime brokerage arrangements. As a result of the change in our investment account structure, we no longer borrow from prime brokers to post cash collateral for cash secured letter of credit agreements but hold sufficient cash to post collateral securing letters of credit and certain reinsurance contracts outside of our investments in TP Fund. See our 2018 Form 10-K for additional information regarding the impact of the investment restructuring including the investment of collateral by Third Point LLC under the Collateral IMA.
Unsecured Revolving Credit and Letter of Credit Facility Agreement
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into a one-year, $200.0 million Unsecured Revolving Credit and letter of Credit Facility Agreement with various financial institutions (the “Credit Agreement”) to support obligations in connection with our reinsurance business written by Third Point Re BDA and Third Point Re USA. We made the decision not to renew the Credit Agreement when it expired on July 30, 2019 because of the higher costs associated with this Credit Agreement relative to cash secured letters of credit and reinsurance trusts and increased investments in fixed income securities available to post as collateral for reinsurance contract obligations as a result of our change in investment strategy.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
Financial Condition
Shareholders’ equity
As of June 30, 2019, total shareholders’ equity was $1,395.9 million, compared to $1,204.6 million as of December 31, 2018. The increase was primarily due to net income available to Third Point Re common shareholders of $186.0 million.
Investments
As of June 30, 2019, total cash and net investments managed by Third Point LLC was $2,472.0 million, compared to $2,134.1 million as of December 31, 2018. The increase was due to net investment income on investments managed by Third Point LLC of $223.5 million and net contributions of $114.3 million.
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
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) premium revenue recognition including evaluation of risk transfer, and (2) loss and loss adjustment expense reserves. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
There have been no material changes in our critical accounting estimates for the six months ended June 30, 2019. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Form 10-K.

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
As of June 30, 2019, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of June 30, 2019, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $56.2 million, or 2.3% (December 31, 2018 - $70.3 million, or 3.3%) of total net investments managed by Third Point LLC. As a result of the change in our investment strategy and the reduction of our investment in TP Fund in the period, our exposure to equity price risk has decreased since December 31, 2018.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $500.0 million, or 12.1%, were written in currencies other than the U.S. dollar. As of June 30, 2019, loss and loss adjustment expense reserves included $220.4 million (December 31, 2018 - $223.2 million) and net reinsurance balances receivable included $77.6 million (December 31, 2018 - $82.4 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $159.0 million as of June 30, 2019 (December 31, 2018 - $165.7 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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

We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2019, through our investment in TP Fund, the Company had total net short exposure to foreign denominated securities representing 2.6% (December 31, 2018 - 11.9%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $65.5 million (December 31, 2018 - $254.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of June 30, 2019:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$26,726	1.1%	$(26,726)	(1.1)%
Swiss Franc	(9,901)	(0.4)%	9,901	0.4%
Japanese Yen	(8,340)	(0.3)%	8,340	0.3%
Other	(1,935)	(0.1)%	1,935	0.1%
Total	$6,550	0.3%	$(6,550)	(0.3)%
Interest Rate Risk
Our net investments managed by Third Point LLC, including investments underlying the TP Fund, Collateral Assets and other fixed income investments, include interest rate sensitive securities, such as U.S. treasury securities and sovereign debt instruments, asset-backed securities (“ABS”), and interest rate options and derivatives. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effect of interest rate movements have historically not had a material impact on the performance of our net investments as managed by Third Point LLC, including investments underlying the TP Fund, Collateral Assets and other fixed income investments. However, Third Point LLC monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using a proprietary in-house risk system.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, Collateral Assets and other short-term investments, as of June 30, 2019:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
U.S. treasuries and sovereign debt instruments(1)	$(17,952)	(0.7)%	$21,194	0.9%
Asset-backed securities(2)	(3,557)	(0.1)%	3,570	0.1%
Interest rate swaps and derivatives	415	—%	(415)	—%
Net exposure to interest rate risk	$(21,094)	(0.8)%	$24,349	1.0%

(1)	Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on June 30, 2019. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

For the purposes of the above table, the hypothetical impact of changes in interest rates on debt instruments, ABS, and interest rate options was determined based on the interest rates and credit spreads applicable to each instrument individually. We and Third Point LLC periodically monitor TP Fund’s, and our Collateral Assets and other short-term investments net exposure to interest rate risk and generally do not expect changes in interest rates to have a materially adverse impact on our operations.
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
As of June 30, 2019, the TP Fund had de minimis (December 31, 2018 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $397.0 million, or 9.6%, of credit and financial lines premium since inception, of which $33.7 million was written in the six months ended June 30, 2019. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
As of June 30, 2019 and December 31, 2018, through our investment in TP Fund, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	June 30, 2019	December 31, 2018
	($ in thousands)
Assets:
Asset-backed securities	$143,607	$180,458
Bank debt	8,136	24,299
Corporate bonds	127,772	75,131
Municipal bonds	17,513	25,505
Sovereign debt	40,812	3,864
Trade claims	104	167
	$337,944	$309,424
Liabilities:
Corporate bonds	$3,049	$11,141
	$3,049	$11,141
As of June 30, 2019 and December 31, 2018, through our investment in the TP Fund, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of June 30, 2019 and December 31, 2018, the largest concentration of our ABS holdings were as follows:

	June 30, 2019		December 31, 2018
	($ in thousands)
Reperforming loans	$89,896	62.4%	$118,595	65.7%
Market place loans	26,102	18.1%	51,623	28.6%
Other (1)	28,078	19.5%	10,240	5.7%
	$144,076	100.0%	$180,458	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.

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
Liquidity Risk
Certain of the investments underlying the TP Fund may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 12.9% (December 31, 2018 - 14.1%) of total net investments managed by Third Point LLC as of June 30, 2019. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of June 30, 2019, through our investment in the TP Fund, we had $970.3 million (December 31, 2018 - $877.2 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges. In addition, in the three months ended June 30, 2019, we reallocated $750 million of our investments from TP Fund to short-term, highly liquid, fixed income investments, increasing our liquidity and reducing our liquidity risk.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2019 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
ITEM 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends the factors that may affect the Company’s business, financial condition or results of operations described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”). Other than described herein, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 10-K. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

United States persons who own our shares may be subject to United States federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of shares.
Passive Foreign Investment Company (“PFIC”). Significant potential adverse U.S. federal income tax consequences generally apply to any United States person who owns shares in a PFIC. In general, either we and/or Third Point Re BDA would be a PFIC for a taxable year if 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income.” Passive income generally includes interest, dividends and other investment income, but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business (the insurance company exception). The insurance company exception is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. However, there is very little authority currently in effect as to what constitutes the active conduct of an insurance business for purposes of the PFIC rules.
The “Tax Cuts and Jobs Act,” P.L. 115-97 (the “TCJA”), modified the insurance company exception to apply to a company only if (i) the company would be taxed as an insurance company were it a U.S. corporation and (ii) either (A) loss and loss adjustment expenses and certain reserves constitute more than 25% of the company’s gross assets for the relevant year (the applicable insurance liabilities test) or (B) a specified exception applies. By adding an additional “bright line” test to the existing PFIC requirements, the TCJA significantly increases the risk that a non-U.S. insurer will be treated as a PFIC, even if it actively conducts insurance operations.
The IRS has recently proposed regulations relating to the insurance company exception, including with respect to the TCJA requirements. Under the proposed regulations, investment income will not qualify for the insurance company exception if the expenses (including compensation) paid by a non-U.S. insurer for services of its own officers and employees for the production of premium and investment income are not at least 50% of the total expenses for the production of premium and investment income. The proposed regulations also provide additional rules regarding the insurance company exception and the applicable insurance liabilities test, including rules governing the manner in which the assets and liabilities of subsidiary entities are taken into account. The proposed regulations will be effective if issued in final form.
We believe that our financial reserves are consistent with industry standards and are not in excess of the reasonable needs of our insurance business, that we are actively engaged in insurance activities that involve sufficient transfer of risk, that our employees and officers provide substantial managerial and operational services and that under current law we will have a sufficient proportion of qualifying insurance liabilities. However, we cannot assure you the IRS will agree with our position and will not successfully assert that we do not qualify for the insurance company exception. In addition, no assurance can be given that we will be able to operate in a manner to satisfy the additional requirements imposed by the TCJA in any given year, and the risk that we will not be able to so operate is significantly increased if the proposed regulations are adopted in final form. Moreover, our expectation with respect to any taxable year is based on the amount of risk that we expect to underwrite and the amount of insurance-related liabilities we expect to incur during that year. If we are unable to underwrite a sufficient amount of risk or have sufficient insurance-related liabilities for any taxable year, we and/or Third Point Re BDA might be treated as a PFIC. Furthermore, in certain circumstances, we may seek to manage the volatility of our reinsurance results by writing policies that contain certain contractual terms and conditions (such as loss ratio caps), which may cause the IRS to assert that such policies lack sufficient risk transfer to constitute insurance for United States federal income tax purposes, increasing the risk that we and/or Third Point Re BDA may be treated as a PFIC. Counsel to the Company and its subsidiaries (the “Group”) have never provided an opinion regarding the Group’s PFIC status due to the absence of applicable authority regarding the active insurance company exception and the dependence of the Group’s PFIC status on the actual operational results and other relevant facts for each taxable year. Readers are urged to consult their own tax advisors to assess their tolerance of this risk.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended June 30, 2019:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2019 - April 30, 2019	—	$—	—	$61,295,462
May 1, 2019 - May 31, 2019	—	—	—	61,295,462
June 1, 2019 - June 30, 2019	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the shares remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.3.6.2	Separation Agreement and Release between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of May 8, 2019
10.4.6	Amendment No. 6 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of May 8, 2019
10.39
Amended and Restated Collateral Assets Investment Management Agreement dated May 24, 2019 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: August 7, 2019
/s/ Daniel V. Malloy
Daniel V. Malloy
Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)