Form 10-Q
period 2019-09-30
Third Point Reinsurance Ltd.
filed 2019-11-05
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐    No    ☒
As of November 1, 2019, there were 94,220,567 common shares of the registrant’s common shares issued and outstanding, including 2,226,965 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 and December 31, 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	(Unaudited)	(Audited)
	September 30, 2019	December 31, 2018
Assets
Investment in related party investment fund, at fair value (cost - $891,850; 2018 - $1,564,850)	$818,600	$1,284,004
Debt securities, trading, at fair value (cost - $226,295; 2018 - $252,362)	220,045	239,640
Other investments, at fair value	3,500	84
Total investments	1,042,145	1,523,728
Cash and cash equivalents	693,105	104,183
Restricted cash and cash equivalents	816,519	609,154
Due from brokers	—	1,411
Interest and dividends receivable	2,932	1,316
Reinsurance balances receivable	680,630	602,448
Deferred acquisition costs, net	166,968	203,842
Unearned premiums ceded	14,370	17,552
Loss and loss adjustment expenses recoverable	4,270	2,031
Other assets	17,808	20,569
Total assets	$3,438,747	$3,086,234
Liabilities
Accounts payable and accrued expenses	$14,607	$7,261
Reinsurance balances payable	98,766	69,701
Deposit liabilities	174,405	145,342
Unearned premium reserves	592,319	602,936
Loss and loss adjustment expense reserves	1,060,000	937,157
Participation agreement with related party investment fund	—	2,297
Interest and dividends payable	1,026	3,055
Senior notes payable, net of deferred costs	114,044	113,911
Total liabilities	2,055,167	1,881,660
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 94,220,567; 2018 - 93,639,610)	9,422	9,364
Additional paid-in capital	926,949	918,882
Retained earnings	447,209	276,328
Shareholders’ equity attributable to Third Point Re common shareholders	1,383,580	1,204,574
Total liabilities and shareholders’ equity	$3,438,747	$3,086,234

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Gross premiums written	$95,388	$30,064	$497,616	$458,189
Gross premiums ceded	(1,116)	—	(3,301)	(18,125)
Net premiums written	94,272	30,064	494,315	440,064
Change in net unearned premium reserves	108,976	97,929	7,435	(28,092)
Net premiums earned	203,248	127,993	501,750	411,972
Net investment income (loss) from investment in related party investment fund	(5,751)	(1,926)	207,597	(1,926)
Net investment income before management and performance fees to related parties	2,613	3,641	13,349	57,148
Management and performance fees to related parties (1)	—	(5,305)	—	(29,845)
Net investment income (loss)	(3,138)	(3,590)	220,946	25,377
Total revenues	200,110	124,403	722,696	437,349
Expenses
Loss and loss adjustment expenses incurred, net	85,703	88,706	263,105	265,326
Acquisition costs, net	118,271	40,841	233,775	149,830
General and administrative expenses	9,237	9,511	41,019	28,688
Other (income) expense	5,058	(1,362)	12,994	6,616
Interest expense	2,074	2,074	6,154	6,154
Foreign exchange gains	(4,921)	(1,979)	(6,663)	(4,215)
Total expenses	215,422	137,791	550,384	452,399
Income (loss) before income tax (expense) benefit	(15,312)	(13,388)	172,312	(15,050)
Income tax (expense) benefit	213	111	(1,431)	(4,407)
Net income (loss)	(15,099)	(13,277)	170,881	(19,457)
Net income attributable to noncontrolling interests in related party	—	(4)	—	(223)
Net income (loss) available to Third Point Re common shareholders	$(15,099)	$(13,281)	$170,881	$(19,680)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(0.16)	$(0.14)	$1.86	$(0.20)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(0.16)	$(0.14)	$1.84	$(0.20)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,903,556	95,671,385	91,784,268	98,768,442
Diluted	91,903,556	95,671,385	92,709,421	98,768,442

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

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Common shares
Balance, beginning of period	$9,399	$9,963	$9,364	$10,723
Issuance of common shares, net	23	—	58	67
Common shares repurchased and retired	—	(546)	—	(1,373)
Balance, end of period	9,422	9,417	9,422	9,417
Treasury shares
Balance, beginning of period	—	—	—	(48,253)
Retirement of treasury shares	—	—	—	48,253
Balance, end of period	—	—	—	—
Additional paid-in capital
Balance, beginning of period	924,191	994,170	918,882	1,099,599
Issuance of common shares, net	1,864	(1)	1,761	(142)
Share compensation expense	894	2,398	6,306	4,956
Common shares repurchased and retired	—	(72,414)	—	(180,260)
Balance, end of period	926,949	924,153	926,949	924,153
Retained earnings
Balance, beginning of period	462,308	587,621	276,328	594,020
Net income (loss)	(15,099)	(13,277)	170,881	(19,457)
Net income attributable to noncontrolling interests in related party	—	(4)	—	(223)
Balance, end of period	447,209	574,340	447,209	574,340
Shareholders’ equity attributable to Third Point Re common shareholders	$1,383,580	$1,507,910	$1,383,580	$1,507,910

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2019 and 2018
(expressed in thousands of U.S. dollars)

	2019	2018
Operating activities
Net income (loss)	$170,881	$(19,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation expense	6,306	4,956
Net interest (income) expense on deposit liabilities	4,980	(1,609)
Net realized and unrealized gain on investments and derivatives	(2,177)	(32,373)
Net realized and unrealized (gain) loss on investment in related party investment fund	(207,597)	1,926
Net foreign exchange gains	(6,663)	(4,215)
Amortization of premium and accretion of discount, net	(231)	2,674
Changes in assets and liabilities:
Reinsurance balances receivable	(50,711)	(87,911)
Deferred acquisition costs, net	36,874	27,507
Unearned premiums ceded	3,182	(15,723)
Loss and loss adjustment expenses recoverable	(2,239)	(463)
Other assets	2,827	(5,757)
Interest and dividends receivable, net	(3,645)	(5,273)
Unearned premium reserves	(10,617)	43,815
Loss and loss adjustment expense reserves	119,129	107,325
Accounts payable and accrued expenses	7,346	(22,761)
Reinsurance balances payable	29,052	29,624
Net cash provided by operating activities	96,697	22,285
Investing activities
Proceeds from redemptions from related party investment fund	760,000	—
Contributions to related party investment fund	(87,000)	(88,658)
Change in participation agreement with related party investment fund	(2,297)	—
Purchases of investments	(330,963)	(3,235,659)
Proceeds from sales and maturities of investments	349,696	3,222,239
Purchases of investments to cover short sales	—	(853,798)
Proceeds from short sales of investments	—	800,508
Change in due to/from brokers, net	1,411	471,352
Decrease in securities sold under an agreement to repurchase	—	(29,618)
Net cash provided by investing activities	690,847	286,366
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,887	—
Taxes paid on withholding shares	(68)	(74)
Purchases of Third Point Re common shares under share repurchase program	—	(133,380)
Net proceeds from deposit liability contracts	6,924	4,340
Change in total noncontrolling interests in related party, net	—	(97,950)
Net cash provided by (used in) financing activities	8,743	(227,064)
Net increase in cash, cash equivalents and restricted cash	796,287	81,587
Cash, cash equivalents and restricted cash at beginning of period	713,337	549,333
Cash, cash equivalents and restricted cash at end of period	$1,509,624	$630,920
Supplementary information
Interest paid in cash	$8,050	$25,391
Income taxes paid in cash	$10	$7,026
Non-cash transfer of net investment assets to the related party investment fund	$—	$1,571,191

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
The results for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2018 Form 10-K.
Recently issued accounting standards
Issued and effective as of September 30, 2019
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (“ASU 2016-02”). ASU 2016-02 intends to improve financial reporting related to leasing transactions. The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU

2016-02 requires entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 did not have a material effect on the Company’s condensed consolidated financial statements as a result of the limited number of leases the Company currently has in place.
In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and Accounting Standards Update 2018-11, Leases (Topic 842): Targeted improvements (ASU 2018-11). These updates make improvements to clarify or to correct unintended application of guidance in ASC 842 and did not have a significant effect on the Company.
Issued but not yet effective as of September 30, 2019
Other accounting pronouncements issued during the nine months ended September 30, 2019 were either not relevant to the Company or did not effect the Company’s condensed consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$693,105	$104,183
Restricted cash securing letter of credit facilities (1)	228,135	203,953
Restricted cash securing reinsurance contracts (2)	588,384	405,201
Total cash, cash equivalents and restricted cash (3)	1,509,624	713,337
Restricted investments securing reinsurance contracts (2)	220,045	239,640
Total cash, cash equivalents, restricted cash and restricted investments	$1,729,669	$952,977

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

(3)	Cash, cash equivalents and restricted cash as reported in the Company’s condensed consolidated statements of cash flows.

4. Investments
The following is a summary of the net investments managed by Third Point LLC as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Assets
TP Fund	$818,600	$1,284,004
Debt securities	220,045	239,640
Total investments	1,038,645	1,523,644
Cash and cash equivalents	611,442	1,017
Restricted cash and cash equivalents	816,519	609,154
Due from brokers	—	1,411
Interest and dividends receivable	2,932	1,316
Other assets	6	—
Total assets	2,469,544	2,136,542
Liabilities
Accounts payable and accrued expenses	324	114
Participation agreement with related party investment fund	—	2,297
Total liabilities	324	2,411
Total net investments managed by Third Point LLC	$2,469,220	$2,134,131

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
The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$500	$500
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	3,500	3,500
U.S. Treasury securities	—	197,664	—	197,664
Sovereign debt	—	22,381	—	22,381
Total debt securities	—	220,045	—	220,045
	$—	$220,045	$3,500	223,545
Investments in funds valued at NAV				818,600
Total assets				$1,042,145
Liabilities
Derivative liabilities (embedded)	$—	$—	$37	$37
Total liabilities	$—	$—	$37	$37

	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury securities	$—	$197,312	$—	$197,312
Sovereign debt	—	42,328	—	42,328
Total debt securities	$—	$239,640	$—	239,640
Investments in funds valued at NAV				1,284,088
Total assets				$1,523,728
Liabilities
Derivative liabilities (embedded)	$—	$—	$22	$22
Total liabilities	$—	$—	$22	$22
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended September 30, 2019 were $nil and $4.4 million, respectively (2018 - $nil and $(1.6) million, respectively). The total change in unrealized gains (losses) on equity and debt securities held at the nine months ended September 30, 2019 were $nil and $6.8 million, respectively (2018 - $nil and $(6.9) million, respectively).
Private common and preferred equity securities
Private common and preferred equity securities are those not registered for public sale and are carried at an estimated fair value at the end of the period. Valuation techniques used may include market approach, last transaction analysis, liquidation analysis and/or using discounted cash flow models where the significant inputs could include but are not limited to additional rounds of equity financing, financial metrics such as revenue multiples or price-earnings ratio, discount rates and other factors. In addition, third party valuation firms may be employed to conduct investment valuations of such private securities. As the significant inputs used to price these securities are unobservable, these are classified as Level 3.
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
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2019 and 2018:

	July 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2019
Assets
Private common equity securities	$—	$—	$500	$—	$—	$500
Private preferred equity securities	3,000	—	—	—	—	3,000
Total assets	$3,000	$—	$500	$—	$—	$3,500
Liabilities
Derivative liabilities (embedded)	$(54)	$—	$—	$—	$17	$(37)
Total liabilities	$(54)	$—	$—	$—	$17	$(37)

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2019
Assets
Private common equity securities	$—	$—	$500	$—	$—	$500
Private preferred equity securities	—	—	3,000	—	—	3,000
Total assets	$—	$—	$3,500	$—	$—	$3,500
Liabilities
Derivative liabilities (embedded)	$(22)	$—	$—	$—	$(15)	$(37)
Total liabilities	$(22)	$—	$—	$—	$(15)	$(37)

	July 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales (1)	Realized and Unrealized Gains (Losses) (2)	September 30, 2018
Assets
Private common equity securities	$4,362	$—	$533	$(4,714)	$(181)	$—
Private preferred equity securities	56,769	—	37,774	(93,666)	(877)	—
Asset-backed securities	28,139	—	7,348	(35,515)	28	—
Corporate bonds	9,968	—	869	(10,976)	139	—
Rights and warrants	424	—	97	(712)	191	—
Real estate	7,351	—	—	(6,664)	(687)	—
Derivative assets (free standing)	6,886	—	—	(7,646)	760	—
Total assets	$113,899	$—	$46,621	$(159,893)	$(627)	$—
Liabilities
Derivative liabilities (free standing)	$(1,839)	$—	$—	$1,823	$16	$—
Derivative liabilities (embedded)	(164)	—	—	—	54	(110)
Total liabilities	$(2,003)	$—	$—	$1,823	$70	$(110)

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales (1)	Realized and Unrealized Gains (Losses) (2)	September 30, 2018
Assets
Private common equity securities	$4,794	$—	$567	$(4,726)	$(635)	$—
Private preferred equity securities	57,126	—	38,376	(91,065)	(4,437)	—
Asset-backed securities	27,308	—	35,905	(60,906)	(2,307)	—
Corporate bonds	9,868	—	1,372	(11,763)	523	—
Other debt securities	713	—	—	(913)	200	—
Rights and warrants	435	—	753	(1,380)	192	—
Real estate	6,831	—	—	(6,817)	(14)	—
Total assets	$107,075	$—	$76,973	$(177,570)	$(6,478)	$—
Liabilities
Derivative liabilities (free standing)	$(2,085)	$—	$—	$1,797	$288	$—
Derivative liabilities (embedded)	(171)	—	—	—	61	(110)
Total liabilities	$(2,256)	$—	$—	$1,797	$349	$(110)

(1)
Sales of investments measured at fair value using Level 3 inputs in the three and nine months ended September 30, 2018 include the impact of the change in investment account structure as described in Note 4.

(2)
Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three and nine months ended September 30, 2019 were $nil and $nil, respectively (2018 - $nil and $nil, respectively).
For the nine months ended September 30, 2019 and 2018, there were no changes in the valuation techniques as they relate to the above.
6. Loss and loss adjustment expense reserves
As of September 30, 2019 and December 31, 2018, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	September 30, 2019	December 31, 2018
Case loss and loss adjustment expense reserves	$132,480	$125,456
Incurred but not reported loss and loss adjustment expense reserves	927,039	811,280
Deferred gains on retroactive reinsurance contracts	481	421
	$1,060,000	$937,157

The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Gross reserves for loss and loss adjustment expenses, beginning of period	$937,157	$720,570
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,031)	(1,113)
Less: deferred charges on retroactive reinsurance contracts	(3,847)	—
Net reserves for loss and loss adjustment expenses, beginning of period	931,279	719,457
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	345,479	254,265
Prior years	(82,374)	11,061
Total incurred loss and loss adjustment expenses	263,105	265,326
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(45,380)	(58,652)
Prior years	(101,594)	(103,572)
Total net paid losses	(146,974)	(162,224)
Foreign currency translation	3,714	(5,715)
Net reserves for loss and loss adjustment expenses, end of period	1,051,124	816,844
Plus: loss and loss adjustment expenses recoverable, end of period	4,270	1,576
Plus: deferred charges on retroactive reinsurance contracts	4,606	3,760
Gross reserves for loss and loss adjustment expenses, end of period	$1,060,000	$822,180

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

The $82.4 million net decrease in prior years’ reserves for the nine months ended September 30, 2019 includes $88.8 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $6.4 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $88.8 million of net favorable prior years’ reserve development for the nine months ended September 30, 2019 was accompanied by net increases of $84.5 million in acquisition costs, resulting in a $4.3 million improvement in the net underwriting results, primarily due to:

•
$69.5 million of net favorable prior years’ reserve development primarily due to net favorable loss development on one retroactive reinsurance contract as a result of reported loss experience that was less than expected. This retroactive reinsurance contract had profit commission terms such that the net favorable reserve development associated with this contract was offset by an increase in acquisition costs of $68.6 million, resulting in a $0.9 million improvement in net underwriting results;

•	$8.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;

•	$3.2 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience; partially offset by

•	$6.4 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience; and

•	$2.2 million of net adverse underwriting loss development relating to our general liability contracts, as a result of worse than expected loss experience.

•
The $6.4 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $2.1 million increase in acquisition costs, for a total of $8.5 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $8.0 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.5 million increase in net underwriting loss for the nine months ended September 30, 2019.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $3.8 million improvement in the net underwriting results for the nine months ended September 30, 2019.

As of September 30, 2019, the Company had unamortized deferred charges of $4.6 million (December 31, 2018 - $3.8 million) relating to retroactive reinsurance contracts. Deferred charges on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheet.
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

7. Management and performance fees
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA were parties to the Amended and Restated Joint Venture and Investment Management Agreements (the “JV Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC managed certain jointly held assets. Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) with TP GP, pursuant to which Third Point Re BDA and Third Point Re USA invested in the TP Fund. Effective January 1, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement of TP Fund (the “Amended LPA”, together with the 2018 LPA the “LPA”), which amended and restated the 2018 LPA.
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
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts and not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Fund. The Amended LPA preserves the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund. During the nine months ended September 30, 2019, Third Point Re BDA and Third Point Re USA forfeited amounts under the Loss Recovery Account of $1.3 million and $1.3 million, respectively, as a result of net redemptions from TP Fund during the period. As of September 30, 2019, the Loss Recovery Account for Third Point Re BDA’s investment in TP Fund was $6.5 million (December 31, 2018 - $46.8 million) and for Third Point Re USA’s investment in TP Fund was $0.5 million (December 31, 2018 - $3.8 million). These amounts have not been recorded in the Company’s condensed consolidated balance sheets.
For the three and nine months ended September 30, 2018, management and performance fees to related parties in the condensed consolidated statements of income (loss) include activity in the separate accounts prior to the change in the investment account structure. As a result of the 2018 LPA effective August 31, 2018, management and performance fees for the three and nine months ended September 30, 2019 are presented within net investment income from investment in related party investment fund in the condensed consolidated statements of income (loss).
The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Management fees - Third Point LLC	$—	$6,387	$—	$25,797
Performance fees - Third Point Advisors LLC	—	(1,082)	—	4,048
Management and performance fees to related parties as reported in the Company’s condensed consolidated statements of income (loss)	—	5,305	—	29,845
Management and performance fees included in net investment income from investment in related party investment fund (before loss carryforward)	3,617	2,352	54,572	2,352
Performance fees - loss carryforward utilized (1)	—	—	(40,969)	—
Total management and performance fees to related parties	$3,617	$7,657	$13,603	$32,197

(1)
During the three months ended September 30, 2019, the total Loss Recovery Account increased by $1.1 million as a result of the net investment loss in the period. This has been reflected in the loss carryforward utilized in the nine months ended September 30, 2019, and has not been presented as an adjustment in the three months ended September 30, 2019.

8. Deposit accounted contracts
The following table represents activity for the deposit contracts for the nine months ended September 30, 2019 and year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Balance, beginning of period	$145,342	$129,133
Consideration received	15,303	17,879
Consideration receivable	17,209	7,390
Net investment expense (income) allocation	4,980	(1,273)
Payments	(8,384)	(8,089)
Foreign currency translation	(45)	302
Balance, end of period	$174,405	$145,342

9. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of September 30, 2019, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of September 30, 2019, the Company had capitalized $1.0 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of September 30, 2019, the Notes had an estimated fair value of $118.6 million (December 31, 2018 - $114.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2019 and December 31, 2018.
Letters of credit
As of September 30, 2019, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Committed - Secured letters of credit facilities	$125,000	$38,311	$38,311
Uncommitted - Secured letters of credit facilities	n/a	189,824	189,824
		$228,135	$228,135

The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. See Note 3 for additional information.

10. Net investment income (loss)
Net investment income (loss) for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net investment income (loss) by type
Net realized gains (losses) on investments and investment derivatives	$(4,242)	$315,181	$(4,198)	$445,682
Net change in unrealized gains (losses) on investments and investment derivatives	3,661	(317,849)	6,390	(413,370)
Net gains (losses) on foreign currencies	(2,065)	(3,144)	508	(5,761)
Dividend and interest income	5,595	13,757	11,428	51,474
Dividends paid on securities sold, not yet purchased	—	(1,038)	—	(5,259)
Other expenses	(336)	(3,266)	(779)	(15,618)
Management and performance fees to related parties	—	(5,305)	—	(29,845)
Net investment income (loss) from investment in related party investment fund (1)	(5,751)	(1,926)	207,597	(1,926)
Net investment income (loss)	$(3,138)	$(3,590)	$220,946	$25,377

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income (loss) from investment in related party investment fund from the effective date of the transition. See Note 7 for additional information regarding management and performance fees.

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net investment income (loss) by asset type
Equity securities	$—	$30,317	$—	$70,873
Private common equity securities	—	(175)	—	(628)
Private preferred equity securities	—	(806)	—	(2,680)
Total equities	—	29,336	—	67,565
Asset-backed securities	—	1,178	—	20,660
Bank debt	—	2,005	—	5,326
Corporate bonds	—	455	—	(2,958)
Municipal bonds	—	3,742	—	9,990
U.S. Treasury securities	2,696	494	7,718	335
Sovereign debt	(1,247)	(2,136)	(1,215)	(6,538)
Other debt securities	—	(63)	—	406
Total debt securities	1,449	5,675	6,503	27,221
Options	—	(8,908)	—	(15,527)
Rights and warrants	—	191	—	238
Real estate	—	(687)	—	(186)
Trade claims	—	(293)	—	(580)
Total other investments	—	(9,697)	—	(16,055)
Net investment loss in funds valued at NAV, excluding TP Fund	(10)	(95)	(6)	(721)
Total net investment income from invested assets	1,439	25,219	6,497	78,010
Net investment income (loss) by liability type
Equity securities	—	(21,481)	—	(32,407)
Corporate bonds	—	(483)	—	(2,452)
Options	—	8,790	—	21,697
Total net investment loss from securities sold, not yet purchased	—	(13,174)	—	(13,162)
Other investment income (losses) and other expenses not presented above
Other investment income (expenses)	(335)	1,949	(779)	924
Net investment income (loss) on derivative contracts	—	(5,404)	—	655
Net investment income (loss) on cash, including foreign exchange gain (loss)	1,509	(6,021)	7,631	(15,366)
Net investment income (losses) on securities purchased under an agreement to sell and securities sold under an agreement to repurchase	—	3	—	(238)
Withholding taxes reclassified to income tax expense	—	1,069	—	6,325
Total other investment income (losses) and other expenses	1,174	(8,404)	6,852	(7,700)
Management and performance fees to related parties	—	(5,305)	—	(29,845)
Net investment income (loss) from investment in related party investment fund (1)	(5,751)	(1,926)	207,597	(1,926)
Net investment income (loss)	$(3,138)	$(3,590)	$220,946	$25,377

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income (loss) from investment in related party investment fund from the effective date of the transition. See Note 7 for additional information regarding management and performance fees.

As a result of the Company’s holding in TP Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Fund for the three and nine months ended September 30, 2019 and 2018, and summarized balance sheet as of September 30, 2019 and December 31, 2018.
This summarized income statement of TP Fund reflects the main components of total investment income and expenses of TP Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Fund as presented in the Company’s condensed consolidated statement of income.

	Three months ended		Nine months ended
TP Fund summarized income statement (1)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income (loss)
Net realized loss from securities, derivative contracts and foreign currency translations	$(402)	$(4,113)	$(3,840)	$(4,113)
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	(3,685)	3,654	246,081	3,654
Net income (loss) from currencies	217	2,606	(2,375)	2,606
Dividend and interest income	8,246	3,818	38,326	3,818
Other income	1,803	291	6,217	291
Total investment income	6,179	6,256	284,409	6,256
Expenses
Management fees	3,617	2,834	13,603	2,834
Interest	4,270	2,200	13,094	2,200
Dividends on securities sold, not yet purchased	2,077	741	6,821	741
Administrative and professional fees	490	298	1,505	298
Other expenses	1,411	2,737	4,615	2,737
Total expenses	11,865	8,810	39,638	8,810
Net income (loss)	$(5,686)	$(2,554)	$244,771	$(2,554)
(1) TP Fund commenced operations on September 3, 2018.

The following table is a summarized balance sheet of TP Fund as of September 30, 2019 and December 31, 2018 and reflects the underlying assets and liabilities of TP Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Fund.

TP Fund summarized balance sheet	September 30, 2019	December 31, 2018
Assets
Total investments in securities	$1,596,275	$1,561,636
Cash and cash equivalents	23	6
Due from brokers	167,332	375,469
Derivative assets, at fair value	22,979	20,533
Interest and dividends receivable	2,961	3,693
Participation agreement with related party	—	2,296
Other assets	108	422
Total assets	$1,789,678	$1,964,055
Liabilities
Accounts payable and accrued expenses	$2,639	$1,754
Securities sold, not yet purchased, at fair value	379,170	355,233
Due to brokers	353,916	107,116
Derivative liabilities, at fair value	34,853	27,483
Interest and dividends payable	1,539	1,881
Management fee payable	384	182
Total liabilities	772,501	493,649
Total partners' capital	$1,017,177	$1,470,406

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
Prior to the change in the Company’s investment account structure described in the Company’s 2018 Form 10-K, the Company was subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. In addition, the Company had recorded uncertain tax positions related to certain investment transactions in certain foreign jurisdictions. As of September 30, 2019, the Company had accrued $1.5 million (December 31, 2018 - $1.5 million).

For the three and nine months ended September 30, 2019 and 2018, the Company recorded income tax expense, as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$(213)	$(1,180)	$1,431	$(1,968)
Change in uncertain tax positions (2)	—	—	—	50
Withholding taxes on certain investment transactions (2)	—	1,069	—	6,325
	$(213)	$(111)	$1,431	$4,407
(1) As of September 30, 2019, the Company has recorded $7.6 million (December 31, 2018 - $9.1 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of September 30, 2019 the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.
(2) Represents activity prior to the change in the Company’s investment account structure on August 31, 2018 as described in the Company’s 2018 Form 10-K.
12. Share capital
The following table presents a summary of the common shares issued and outstanding as of and for the nine months ended September 30, 2019 and 2018:

Common shares	2019	2018
Common shares issued, beginning of period	93,639,610	107,227,347
Options exercised	187,678	—
Restricted shares granted, net of forfeitures	361,522	50,644
Performance restricted shares granted, net of forfeitures and shares withheld	31,757	260,436
Retirement of treasury shares and shares repurchased (1)	—	(13,730,258)
Warrants exercised, net (2)	—	361,556
Common shares issued, end of period	94,220,567	94,169,725

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
Share repurchases
As of September 30, 2019, the Company is authorized to repurchase up to an aggregate of $61.3 million of common shares under its share repurchase program. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the nine months ended September 30, 2019, the Company did not repurchase any of its common shares.

13. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Management and director options	$—	$60	$—	$215
Restricted shares with service condition	379	166	1,513	445
Restricted shares with service and performance condition	515	2,172	4,793	4,296
	$894	$2,398	$6,306	$4,956

As of September 30, 2019, the Company had $8.8 million (December 31, 2018 - $7.4 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2018 - 1.4 years).
Management and director options
The Company has not granted any stock option awards since April 2013. These stock option awards were fully amortized as of December 31, 2018.
The following table summarizes information about the Company’s management and director share options outstanding and exercisable as of September 30, 2019:

Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life
$10.00 - $10.89	4,774,694	$10.04	2.3 years
$15.05 - $16.89	1,800,866	15.92	2.5 years
$20.00 - $25.05	1,731,098	20.28	2.5 years
	8,306,658	$13.45	2.4 years

Restricted shares with service condition
Restricted share award activity for the nine months ended September 30, 2019 and year ended December 31, 2018 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2018	18,209	$12.15
Granted	50,644	13.45
Vested	(44,788)	12.97
Balance as of January 1, 2019	24,065	13.35
Granted	398,429	11.11
Forfeited	(36,907)	11.31
Vested	(35,706)	13.31
Balance as of September 30, 2019	349,881	$11.02

Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the nine months ended September 30, 2019 and year ended December 31, 2018 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2018	1,855,379	887,203	$12.60
Granted	556,403	370,931	14.01
Forfeited	(294,977)	(4,102)	13.98
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	46,945	13.35
Balance as of January 1, 2019	2,001,048	1,185,220	12.80
Granted	862,176	574,784	10.95
Forfeited	(823,977)	(290,551)	10.82
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	60,768	13.32
Balance as of September 30, 2019	1,890,529	1,381,503	$12.45

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
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the nine months ended September 30, 2018:

	Redeemable noncontrolling interests in related party	Noncontrolling interests in related party	Total noncontrolling interests in related party
	September 30, 2018	September 30, 2018	September 30, 2018
Balance, beginning of period	$108,219	$5,407	$113,626
Changes in capital account allocation (1)	(108,219)	(5,407)	(113,626)
Balance, end of period	$—	$—	$—

(1)	Changes in capital account allocation include TP GP's redemption in conjunction with the change in the investment account structure as described in the Company’s 2018 Form 10-K.

In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the condensed consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA for the nine months ended September 30, 2018:

	Third Point Re BDA	Third Point Re USA	Total
	September 30, 2018	September 30, 2018	September 30, 2018
Balance, beginning of period	$97,619	$16,007	$113,626
Net income attributable to total noncontrolling interests in related party	141	82	223
Contributions (1)	564	80	644
Redemptions (2)	(98,324)	(16,169)	(114,493)
Balance, end of period	$—	$—	$—

(1)	Contributions include performance fees earned during the period. See Note 7 for additional information.

(2)	Redemptions include TP GP's redemption in conjunction with the change in the investment account structure as described in the Company’s 2018 Form 10-K.
Non-consolidated variable interest entity
Third Point Enhanced LP
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of September 30, 2019, the Company and TP GP hold interests of approximately 80.5% and 19.1%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund.
Realized gains or losses upon any redemptions of investments are calculated using the weighted average method and the Company records contributions and withdrawals related to its investment in the TP Fund on the transaction date. As of September 30, 2019, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
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

15. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	91,903,556	95,671,385	91,784,268	98,768,442
Dilutive effect of options	—	—	208,652	—
Dilutive effect of warrants	—	—	150,501	—
Dilutive effect of restricted shares with service and performance condition	—	—	566,000	—
Diluted number of common shares outstanding	91,903,556	95,671,385	92,709,421	98,768,442
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(15,099)	$(13,281)	$170,881	$(19,680)
Net income allocated to Third Point Re participating common shareholders	—	—	(515)	—
Net income (loss) allocated to Third Point Re common shareholders	$(15,099)	$(13,281)	$170,366	$(19,680)
Basic earnings (loss) per share available to Third Point Re common shareholders	$(0.16)	$(0.14)	$1.86	$(0.20)
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(15,099)	$(13,281)	$170,881	$(19,680)
Net income allocated to Third Point Re participating common shareholders	—	—	(510)	—
Net income (loss) allocated to Third Point Re common shareholders	$(15,099)	$(13,281)	$170,371	$(19,680)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(0.16)	$(0.14)	$1.84	$(0.20)

For the nine months ended September 30, 2019, anti-dilutive options of 3,712,037 were excluded from the computation of diluted earnings per share.
As a result of the net loss for the three months ended September 30, 2019 and for the three and nine months ended September 30, 2018, dilutive options, warrants and restricted shares with service and performance conditions totaling 9,745,817, 9,740,753 and 9,903,419, respectively, were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
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
The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2019 and 2018:

	Three months ended
	September 30, 2019		September 30, 2018
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$95,388	$95,388	$30,064	$30,064
Gross premiums ceded	(1,116)	(1,116)	—	—
Net premiums written	94,272	94,272	30,064	30,064
Change in net unearned premium reserves	108,976	108,976	97,929	97,929
Net premiums earned	203,248	203,248	127,993	127,993
Expenses
Loss and loss adjustment expenses incurred, net	85,703	85,703	88,706	88,706
Acquisition costs, net	118,271	118,271	40,841	40,841
General and administrative expenses	4,769	4,769	4,763	4,763
Total expenses	208,743	208,743	134,310	134,310
Net underwriting loss	$(5,495)	(5,495)	$(6,317)	(6,317)
Net investment loss		(3,138)		(3,590)
Corporate expenses		(4,468)		(4,748)
Other income (expense)		(5,058)		1,362
Interest expense		(2,074)		(2,074)
Foreign exchange gains		4,921		1,979
Income tax benefit		213		111
Net income attributable to noncontrolling interests in related party		—		(4)
Net loss attributable to Third Point Re common shareholders		$(15,099)		$(13,281)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	42.2%		69.3%
Acquisition cost ratio	58.2%		31.9%
Composite ratio	100.4%		101.2%
General and administrative expense ratio	2.3%		3.7%
Combined ratio	102.7%		104.9%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended
	September 30, 2019		September 30, 2018
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$497,616	$497,616	$458,189	$458,189
Gross premiums ceded	(3,301)	(3,301)	(18,125)	(18,125)
Net premiums written	494,315	494,315	440,064	440,064
Change in net unearned premium reserves	7,435	7,435	(28,092)	(28,092)
Net premiums earned	501,750	501,750	411,972	411,972
Expenses
Loss and loss adjustment expenses incurred, net	263,105	263,105	265,326	265,326
Acquisition costs, net	233,775	233,775	149,830	149,830
General and administrative expenses	17,762	17,762	14,550	14,550
Total expenses	514,642	514,642	429,706	429,706
Net underwriting loss	$(12,892)	(12,892)	$(17,734)	(17,734)
Net investment income		220,946		25,377
Corporate expenses		(23,257)		(14,138)
Other expenses		(12,994)		(6,616)
Interest expense		(6,154)		(6,154)
Foreign exchange gains		6,663		4,215
Income tax expense		(1,431)		(4,407)
Net income attributable to noncontrolling interests in related party		—		(223)
Net income (loss) available to Third Point Re common shareholders		$170,881		$(19,680)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	52.4%		64.4%
Acquisition cost ratio	46.6%		36.4%
Composite ratio	99.0%		100.8%
General and administrative expense ratio	3.6%		3.5%
Combined ratio	102.6%		104.3%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and nine months ended September 30, 2019 and 2018:

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Property	$6,705	7.0%	$(3,578)	(11.9)%	$102,548	20.6%	$(1,549)	(0.3)%
Casualty	15,732	16.5%	37,028	123.2%	117,153	23.5%	233,758	51.0%
Specialty	14,259	15.0%	(3,386)	(11.3)%	224,576	45.2%	221,639	48.4%
Total prospective reinsurance contracts	36,696	38.5%	30,064	100.0%	444,277	89.3%	453,848	99.1%
Retroactive reinsurance contracts	58,692	61.5%	—	—%	53,339	10.7%	4,341	0.9%
	$95,388	100.0%	$30,064	100.0%	$497,616	100.0%	$458,189	100.0%

18. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, condensed consolidating statements of income (loss) for the three and nine months ended September 30, 2019 and 2018 and condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$3,500	$—	$1,038,645	$—	$1,042,145
Cash and cash equivalents	128	177	692,800	—	693,105
Restricted cash and cash equivalents	—	—	816,519	—	816,519
Investment in subsidiaries	1,385,519	272,433	190,937	(1,848,889)	—
Interest and dividends receivable	—	—	2,932	—	2,932
Reinsurance balances receivable	—	—	680,630	—	680,630
Deferred acquisition costs, net	—	—	166,968	—	166,968
Unearned premiums ceded	—	—	14,370	—	14,370
Loss and loss adjustment expenses recoverable	—	—	4,270	—	4,270
Amounts due from (to) affiliates	(2,069)	(3,898)	5,967	—	—
Other assets	760	6,357	10,691	—	17,808
Total assets	$1,387,838	$275,069	$3,624,729	$(1,848,889)	$3,438,747
Liabilities
Accounts payable and accrued expenses	$4,258	$40	$10,309	$—	$14,607
Reinsurance balances payable	—	—	98,766	—	98,766
Deposit liabilities	—	—	174,405	—	174,405
Unearned premium reserves	—	—	592,319	—	592,319
Loss and loss adjustment expense reserves	—	—	1,060,000	—	1,060,000
Interest and dividends payable	—	1,026	—	—	1,026
Senior notes payable, net of deferred costs	—	114,044	—	—	114,044
Total liabilities	4,258	115,110	1,935,799	—	2,055,167
Shareholders’ equity
Common shares	9,422	—	1,239	(1,239)	9,422
Additional paid-in capital	926,949	191,208	1,590,882	(1,782,090)	926,949
Retained earnings (deficit)	447,209	(31,249)	96,809	(65,560)	447,209
Shareholders’ equity attributable to Third Point Re common shareholders	1,383,580	159,959	1,688,930	(1,848,889)	1,383,580
Total liabilities and shareholders’ equity	$1,387,838	$275,069	$3,624,729	$(1,848,889)	$3,438,747

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$1,523,728	$—	$1,523,728
Cash and cash equivalents	—	187	103,996	—	104,183
Restricted cash and cash equivalents	—	—	609,154	—	609,154
Investment in subsidiaries	1,207,161	251,350	175,758	(1,634,269)	—
Due from brokers	—	—	1,411	—	1,411
Interest and dividends receivable	—	—	1,316	—	1,316
Reinsurance balances receivable	—	—	602,448	—	602,448
Deferred acquisition costs, net	—	—	203,842	—	203,842
Unearned premiums ceded	—	—	17,552	—	17,552
Loss and loss adjustment expenses recoverable	—	—	2,031	—	2,031
Amounts due from (to) affiliates	(3,522)	52	3,470	—	—
Other assets	1,673	5,069	13,827	—	20,569
Total assets	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234
Liabilities
Accounts payable and accrued expenses	$738	$70	$6,453	$—	$7,261
Reinsurance balances payable	—	—	69,701	—	69,701
Deposit liabilities	—	—	145,342	—	145,342
Unearned premium reserves	—	—	602,936	—	602,936
Loss and loss adjustment expense reserves	—	—	937,157	—	937,157
Participation agreement with related party investment fund	—	—	2,297	—	2,297
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	113,911	—	—	113,911
Total liabilities	738	117,036	1,763,886	—	1,881,660
Shareholders’ equity
Common shares	9,364	—	1,239	(1,239)	9,364
Additional paid-in capital	918,882	176,005	1,557,016	(1,733,021)	918,882
Retained earnings (deficit)	276,328	(36,383)	(63,608)	99,991	276,328
Shareholders' equity attributable to Third Point Re common shareholders	1,204,574	139,622	1,494,647	(1,634,269)	1,204,574
Total liabilities and shareholders’ equity	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended September 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$95,388	$—	$95,388
Gross premiums ceded	—	—	(1,116)	—	(1,116)
Net premiums written	—	—	94,272	—	94,272
Change in net unearned premium reserves	—	—	108,976	—	108,976
Net premiums earned	—	—	203,248	—	203,248
Net investment loss	—	—	(3,138)	—	(3,138)
Equity in earnings (losses) of subsidiaries	(13,516)	649	(15)	12,882	—
Total revenues	(13,516)	649	200,095	12,882	200,110
Expenses
Loss and loss adjustment expenses incurred, net	—	—	85,703	—	85,703
Acquisition costs, net	—	—	118,271	—	118,271
General and administrative expenses	1,583	6	7,648	—	9,237
Other expenses	—	—	5,058	—	5,058
Interest expense	—	2,074	—	—	2,074
Foreign exchange gains	—	—	(4,921)	—	(4,921)
Total expenses	1,583	2,080	211,759	—	215,422
Loss before income tax (expense) benefit	(15,099)	(1,431)	(11,664)	12,882	(15,312)
Income tax (expense) benefit	—	437	(224)	—	213
Net loss	(15,099)	(994)	(11,888)	12,882	(15,099)
Net income attributable to noncontrolling interests in related party	—	—	—	—	—
Net loss attributable to Third Point Re common shareholders	$(15,099)	$(994)	$(11,888)	$12,882	$(15,099)

For the nine months ended September 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$497,616	$—	$497,616
Gross premiums ceded	—	—	(3,301)	—	(3,301)
Net premiums written	—	—	494,315	—	494,315
Change in net unearned premium reserves	—	—	7,435	—	7,435
Net premiums earned	—	—	501,750	—	501,750
Net investment income	—	—	220,946	—	220,946
Equity in earnings (losses) of subsidiaries	183,936	9,980	(26)	(193,890)	—
Total revenues	183,936	9,980	722,670	(193,890)	722,696
Expenses
Loss and loss adjustment expenses incurred, net	—	—	263,105	—	263,105
Acquisition costs, net	—	—	233,775	—	233,775
General and administrative expenses	13,055	(20)	27,984	—	41,019
Other expenses	—	—	12,994	—	12,994
Interest expense	—	6,154	—	—	6,154
Foreign exchange gains	—	—	(6,663)	—	(6,663)
Total expenses	13,055	6,134	531,195	—	550,384
Income before income tax (expense) benefit	170,881	3,846	191,475	(193,890)	172,312
Income tax (expense) benefit	—	1,288	(2,719)	—	(1,431)
Net income	170,881	5,134	188,756	(193,890)	170,881
Net income attributable to noncontrolling interests in related party	—	—	—	—	—
Net income available to Third Point Re common shareholders	$170,881	$5,134	$188,756	$(193,890)	$170,881

CONDENSED CONSOLIDATING STATEMENTS OF LOSS

For the three months ended September 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$30,064	$—	$30,064
Gross premiums ceded	—	—	—	—	—
Net premiums written	—	—	30,064	—	30,064
Change in net unearned premium reserves	—	—	97,929	—	97,929
Net premiums earned	—	—	127,993	—	127,993
Net investment loss	—	—	(3,590)	—	(3,590)
Equity in losses of subsidiaries	(11,100)	(2,821)	(11)	13,932	—
Total revenues	(11,100)	(2,821)	124,392	13,932	124,403
Expenses
Loss and loss adjustment expenses incurred, net	—	—	88,706	—	88,706
Acquisition costs, net	—	—	40,841	—	40,841
General and administrative expenses	2,181	13	7,317	—	9,511
Other income	—	—	(1,362)	—	(1,362)
Interest expense	—	2,074	—	—	2,074
Foreign exchange gains	—	—	(1,979)	—	(1,979)
Total expenses	2,181	2,087	133,523	—	137,791
Loss before income tax (expense) benefit	(13,281)	(4,908)	(9,131)	13,932	(13,388)
Income tax (expense) benefit	—	438	(327)	—	111
Net loss	(13,281)	(4,470)	(9,458)	13,932	(13,277)
Net income attributable to noncontrolling interests in related party	—	—	(4)	—	(4)
Net loss attributable to Third Point Re common shareholders	$(13,281)	$(4,470)	$(9,462)	$13,932	$(13,281)

For the nine months ended September 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$458,189	$—	$458,189
Gross premiums ceded	—	—	(18,125)	—	(18,125)
Net premiums written	—	—	440,064	—	440,064
Change in net unearned premium reserves	—	—	(28,092)	—	(28,092)
Net premiums earned	—	—	411,972	—	411,972
Net investment income	—	—	25,377	—	25,377
Equity in losses of subsidiaries	(14,138)	(2,582)	(42)	16,762	—
Total revenues	(14,138)	(2,582)	437,307	16,762	437,349
Expenses
Loss and loss adjustment expenses incurred, net	—	—	265,326	—	265,326
Acquisition costs, net	—	—	149,830	—	149,830
General and administrative expenses	5,542	35	23,111	—	28,688
Other expenses	—	—	6,616	—	6,616
Interest expense	—	6,154	—	—	6,154
Foreign exchange gains	—	—	(4,215)	—	(4,215)
Total expenses	5,542	6,189	440,668	—	452,399
Loss before income tax (expense) benefit	(19,680)	(8,771)	(3,361)	16,762	(15,050)
Income tax (expense) benefit	—	1,300	(5,707)	—	(4,407)
Net loss	(19,680)	(7,471)	(9,068)	16,762	(19,457)
Net income attributable to noncontrolling interests in related party	—	—	(223)	—	(223)
Net loss attributable to Third Point Re common shareholders	$(19,680)	$(7,471)	$(9,291)	$16,762	$(19,680)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$170,881	$5,134	$188,756	$(193,890)	$170,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(183,936)	(9,980)	26	193,890	—
Share compensation expense	2,635	—	3,671	—	6,306
Net interest expense on deposit liabilities	—	—	4,980	—	4,980
Net realized and unrealized gain on investments and derivatives	—	—	(2,177)	—	(2,177)
Net realized and unrealized gain on investment in related party investment fund	—	—	(207,597)	—	(207,597)
Net foreign exchange gains	—	—	(6,663)	—	(6,663)
Amortization of premium and accretion of discount, net	—	133	(364)	—	(231)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(50,711)	—	(50,711)
Deferred acquisition costs, net	—	—	36,874	—	36,874
Unearned premiums ceded	—	—	3,182	—	3,182
Loss and loss adjustment expenses recoverable	—	—	(2,239)	—	(2,239)
Other assets	913	(1,288)	3,202	—	2,827
Interest and dividends receivable, net	—	(2,029)	(1,616)	—	(3,645)
Unearned premium reserves	—	—	(10,617)	—	(10,617)
Loss and loss adjustment expense reserves	—	—	119,129	—	119,129
Accounts payable and accrued expenses	3,520	(30)	3,856	—	7,346
Reinsurance balances payable	—	—	29,052	—	29,052
Amounts due from (to) affiliates	(1,453)	3,950	(2,497)	—	—
Net cash provided by (used in) operating activities	(7,440)	(4,110)	108,247	—	96,697
Investing activities
Proceeds from redemptions from related party investment fund	—	—	760,000	—	760,000
Contributions to related party investment fund, including subscription receivable	—	—	(87,000)	—	(87,000)
Change in participation agreement with related party investment fund	—	—	(2,297)	—	(2,297)
Purchases of investments	(3,500)	—	(327,463)	—	(330,963)
Proceeds from sales and maturities of investments	—	—	349,696	—	349,696
Change in due to/from brokers, net	—	—	1,411	—	1,411
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash provided by (used in) investing activities	(18,500)	—	709,347	—	690,847
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,887	—	—	—	1,887
Taxes paid on withholding shares	(68)	—	—	—	(68)
Net proceeds from deposit liability contracts	—	—	6,924	—	6,924
Dividend received by (paid to) parent	24,249	4,100	(28,349)	—	—
Net cash provided by (used in) financing activities	26,068	4,100	(21,425)	—	8,743
Net increase (decrease) in cash, cash equivalents and restricted cash	128	(10)	796,169	—	796,287
Cash, cash equivalents and restricted cash at beginning of period	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of period	$128	$177	$1,509,319	$—	$1,509,624

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2018	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(19,680)	$(7,471)	$(9,068)	$16,762	$(19,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	14,138	2,582	42	(16,762)	—
Share compensation expense	444	—	4,512	—	4,956
Net interest income on deposit liabilities	—	—	(1,609)	—	(1,609)
Net realized and unrealized gain on investments and derivatives	—	—	(32,373)	—	(32,373)
Net unrealized loss on investment in related party investment fund	—	—	1,926	—	1,926
Net foreign exchange gains	—	—	(4,215)	—	(4,215)
Amortization of premium and accretion of discount, net	—	133	2,541	—	2,674
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(87,911)	—	(87,911)
Deferred acquisition costs, net	—	—	27,507	—	27,507
Unearned premiums ceded	—	—	(15,723)	—	(15,723)
Loss and loss adjustment expenses recoverable	—	—	(463)	—	(463)
Other assets	(1,415)	(10,149)	5,807	—	(5,757)
Interest and dividends receivable, net	—	(2,029)	(3,244)	—	(5,273)
Unearned premium reserves	—	—	43,815	—	43,815
Loss and loss adjustment expense reserves	—	—	107,325	—	107,325
Accounts payable and accrued expenses	639	8,864	(32,264)	—	(22,761)
Reinsurance balances payable	—	—	29,624	—	29,624
Amounts due from (to) affiliates	(4,781)	4,360	421	—	—
Net cash provided by (used in) operating activities	(10,655)	(3,710)	36,650	—	22,285
Investing activities
Contributions to related party investment fund, including subscription receivable	—	—	(88,658)	—	(88,658)
Purchases of investments	—	—	(3,235,659)	—	(3,235,659)
Proceeds from sales and maturities of investments	—	—	3,222,239	—	3,222,239
Purchases of investments to cover short sales	—	—	(853,798)	—	(853,798)
Proceeds from short sales of investments	—	—	800,508	—	800,508
Change in due to/from brokers, net	—	—	471,352	—	471,352
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)	—	(29,618)
Net cash provided by investing activities	—	—	286,366	—	286,366
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(133,380)	—	—	—	(133,380)
Net proceeds from deposit liability contracts	—	—	4,340	—	4,340
Change in total noncontrolling interests in related party, net	—	—	(97,950)	—	(97,950)
Dividend received by (paid to) parent	144,100	3,700	(147,800)	—	—
Net cash provided by (used in) financing activities	10,646	3,700	(241,410)	—	(227,064)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9)	(10)	81,606	—	81,587
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$—	$189	$630,731	$—	$630,920

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	results of operations fluctuate and may not be indicative of our prospects;

•	more established competitors;

•	losses exceeding reserves;

•	highly cyclical property and casualty reinsurance industry;

•	losses from catastrophe exposure;

•	downgrade, withdrawal of ratings or change in rating outlook by rating agencies;

•	significant decrease in our capital or surplus;

•	dependence on key executives;

•	dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	inability to raise necessary funds to pay principal or interest on debt;

•	potential lack of availability of capital in the future;

•	credit risk associated with the use of reinsurance brokers;

•	future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;

•	technology breaches or failures, including cyber-attacks;

•	lack of control over TP Fund;

•	lack of control over the allocation and performance of TP Fund’s investment portfolio;

•	dependence on Third Point LLC to implement TP Fund’s investment strategy;

•	limited ability to withdraw our capital accounts from TP Fund;

•	decline in revenue due to poor performance of TP Fund’s investment portfolio;

•	TP Fund’s investment strategy involves risks that are greater than those faced by competitors;

•	termination by Third Point LLC of our or TP Fund’s investment management agreements;

•	potential conflicts of interest with Third Point LLC;

•	losses resulting from significant investment positions;

•	credit risk associated with the default on obligations of counterparties;

•	ineffective investment risk management systems;

•	fluctuations in the market value of TP Fund’s investment portfolio;

•	trading restrictions being placed on TP Fund’s investments;

•	limited termination provisions in our investment management agreements;

•	limited liquidity and lack of valuation data on certain TP Fund’s investments;

•	U.S. and global economic downturns;

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
We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus where we believe the higher expected margins adequately compensate us for the increased risk. During the nine months ended September 30, 2019, we wrote $63.5 million of new property catastrophe business and $3.8 million of new specialty lines of business.
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
On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019. See Note 4 to the unaudited consolidated financial statements included in this Form 10-Q for further information regarding the Amended Collateral Assets IMA. We entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of a substantial portion of our assets that were reallocated from TP Fund into cash, U.S Treasuries and other fixed income investments.

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
Since the beginning of 2019, the property catastrophe reinsurance market, and in particular Florida windstorm, California wildfire, Japan windstorm and loss affected retrocession has been experiencing increases in rate due to significant catastrophe losses in recent years, increases in loss estimates on prior year losses, and in some cases reduced supply. The reduction in supply has primarily been driven by changes in the alternative capital market with contraction of capacity from a few participants due to recent losses and prior year’s loss development, trapped capital for some participants selling reinsurance on a collateralized basis, and consolidation. Property catastrophe reinsurance pricing in regions that have not been impacted by loss has remained broadly flat, but the reduction in pricing that was experienced in those regions over the last few years has ceased.
Outside of property catastrophe reinsurance, we have experienced some improvement in reinsurance terms and conditions and underlying pricing across the portfolio. We expect the current market conditions, which permits improvement in pricing and terms and conditions, to continue through at least the January 2020 renewals. We have noted commentary from some market participants that casualty loss trends may be accelerating, potentially resulting in larger than expected losses.  We assume casualty exposure through selected cedents and classes of business.  We incorporate the potential for elevated loss trends in our pricing analyses and endeavor to mitigate the potential impact of such increases in loss trend by structuring our contracts accordingly.  We monitor and analyze each individual reinsurance contract on a quarterly basis and proactively respond to the actual experience observed within each contract, adjusting reserves as appropriate. Thus far, the observed trend in our portfolio has been within our pricing and reserving expectations.
We have expanded the lines of business and forms of reinsurance on which we focus to help drive our combined ratio below 100%, which we expect to achieve in 2020, subject to property catastrophe events. This includes lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. We began writing property catastrophe business in 2019 as well as expanding into new specialty lines of business. We plan to continue to expand our activity in these lines of business and to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2020. As such, we recently hired senior underwriters and other support staff to support our growth and deploy capital efficiently.
In addition, we may, from time to time, invest in managing general agents or other insurance businesses as part of our ongoing strategy to leverage our underwriting and capital markets expertise to structure and offer capital alternatives in numerous forms and combinations, including equity, debt and reinsurance offerings.
Investment Outlook
During 2019, we reduced our investment risk by reallocating some of our investments in TP Fund to fixed income investments. This realignment of our investment strategy is being driven by several factors, including the following:

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
The table below shows the key performance indicators for our consolidated business for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(5,495)	$(6,317)	$(12,892)	$(17,734)
Combined ratio (1)	102.7%	104.9%	102.6%	104.3%

Key investment return metrics:
Net investment income (loss)	$(3,138)	$(3,590)	$220,946	$25,377
Net investment return on investments managed by Third Point LLC	(0.2)%	(0.2)%	10.2%	0.6%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$15.04	$13.15	$15.04	$13.15
Diluted book value per share (2) (3)	$14.76	$12.98	$14.76	$12.98
Change in diluted book value per share (2)	(0.8)%	(0.4)%	13.7%	0.4%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	(1.1)%	(0.8)%	14.2%	(1.2)%

(1)	See Note 17 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. In the third quarter of 2019, we changed our method for calculating the impact of options and warrants on diluted book value per share to the treasury stock method. See reconciliations in “Non-GAAP Financial Measures and Other Financial Metrics”.

(3)	Prior year comparatives represent amounts as of December 31, 2018.
Key Underwriting Metrics for Property and Casualty Reinsurance segment
See “Segment Results - Property and Casualty Reinsurance ” below for additional details.

Key Investment Return Metrics
Net Investment Income (Loss)
Net investment income (loss) is an important measure that affects overall profitability. Net investment income (loss) is primarily affected by the performance of Third Point LLC as TP Fund’s investment manager and the amount of investable cash generated by our reinsurance operations. Net investment income (loss) also includes the investment income on collateral assets and certain other investment assets managed by Third Point LLC. Pursuant to the investment management agreement between TP Fund and Third Point LLC, Third Point LLC is required to manage TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., subject to certain conditions set forth in TP Fund’s investment guidelines. These conditions include a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The LPA allows us to withdraw cash from the TP Fund at any calendar month end or at the close of business each Wednesday during a month with not less than three days’ notice to pay claims, not less than five days’ notice to pay expenses and with not less than three days’ notice in order to satisfy the requirements of A.M. Best. Net investment income (loss) is net of investment fee expenses, which include performance and management fees to related parties.
Net Investment Return on Investments Managed by Third Point LLC
See “Investment Results” below for additional information regarding investment performance and net investment return on investments managed by Third Point LLC.
Key Shareholders’ Value Creation Metrics
Basic Book Value Per Share and Diluted Book Value Per Share
Basic book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. In the third quarter of 2019, we changed our method for calculating the impact of options and warrants on diluted book value per share to the treasury stock method. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliations.
As of September 30, 2019, basic book value per share was $15.04, representing a decrease of $0.17 per share, or 1.1%, from $15.21 per share as of June 30, 2019. As of September 30, 2019, diluted book value per share was $14.76, representing a decrease of $0.12 per share, or 0.8%, from $14.88 per share as of June 30, 2019. The decreases were primarily due to a net loss in the current year period.
As of September 30, 2019, basic book value per share was $15.04, representing an increase of $1.89 per share, or 14.4%, from $13.15 per share as of December 31, 2018. As of September 30, 2019, diluted book value per share was $14.76, representing an increase of $1.78 per share, or 13.7%, from $12.98 per share as of December 31, 2018. The increases were primarily due to net income in the current year period.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The increase in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to net income in the current year period.

Consolidated Results of Operations—Three and nine months ended September 30, 2019 and 2018:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2019 and 2018:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Change	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Net underwriting loss	$(5,495)	$(6,317)	$822	$(12,892)	$(17,734)	$4,842
Net investment income (loss)	(3,138)	(3,590)	452	220,946	25,377	195,569
Net investment return on investments managed by Third Point LLC	(0.2)%	(0.2)%	—%	10.2%	0.6%	9.6%
Corporate expenses	(4,468)	(4,748)	280	(23,257)	(14,138)	(9,119)
Other income (expense)	(5,058)	1,362	(6,420)	(12,994)	(6,616)	(6,378)
Interest expense	(2,074)	(2,074)	—	(6,154)	(6,154)	—
Foreign exchange gains	4,921	1,979	2,942	6,663	4,215	2,448
Income tax (expense) benefit	213	111	102	(1,431)	(4,407)	2,976
Net income (loss) available to Third Point Re common shareholders	$(15,099)	$(13,281)	$(1,818)	$170,881	$(19,680)	$190,561
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income (loss) and therefore in our consolidated results.
Investment Results
Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	($ in thousands)
TP Fund	$818,600	$1,284,004
Collateral assets (1)	1,039,725	850,127
Other investment assets (1)	610,895	—
Total net investments managed by Third Point LLC	$2,469,220	$2,134,131

(1)	Collateral assets and other investment assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.
The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of September 30, 2019 and December 31, 2018 by strategy and geography.

	September 30, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Equity	47%	(28)%	19%	54%	(22)%	32%
Credit	10%	—%	10%	18%	(4)%	14%
Other	6%	(1)%	5%	9%	(1)%	8%
	63%	(29)%	34%	81%	(27)%	54%

	September 30, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Americas	49%	(20)%	29%	70%	(21)%	49%
Europe, Middle East and Africa	9%	(4)%	5%	11%	(3)%	8%
Asia	5%	(5)%	—%	—%	(3)%	(3)%
	63%	(29)%	34%	81%	(27)%	54%
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
Investment Returns
The following is a summary of the net investment return for our total net investments managed by Third Point LLC for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net investment return from separate account investment structure	—%	(0.2)%	—%	0.7%
TP Fund	(0.7)%	(0.1)%	16.9%	(0.1)%
Collateral and other investments	0.2%	0.2%	1.2%	0.2%
Net investment return on investments managed by Third Point LLC (1)	(0.2)%	(0.2)%	10.2%	0.6%

(1)	Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment income (loss) for our total net investments managed by Third Point LLC for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in thousands)
Net investment income (loss) from separate account investment structure	$—	$(3,009)	$—	$25,971
TP Fund	(5,751)	(1,926)	207,597	(1,926)
Collateral and other investments	2,289	1,347	12,452	1,347
Net investment income (loss) on investments managed by Third Point LLC (1)	$(3,462)	$(3,588)	$220,049	$25,392

(1)	Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.

The following is a summary of the net investment return by investment strategy on total net investments managed by Third Point LLC for the three and nine months ended September 30, 2019 and 2018:

	Three months ended
	September 30, 2019			September 30, 2018
	Long	Short	Net	Long	Short	Net
Equity	1.4%	(0.7)%	0.7%	1.9%	(1.1)%	0.8%
Credit	(0.7)%	—%	(0.7)%	0.2%	—%	0.2%
Other	(0.1)%	(0.1)%	(0.2)%	(1.2)%	—%	(1.2)%
Net investment return on investments managed by Third Point LLC	0.6%	(0.8)%	(0.2)%	0.9%	(1.1)%	(0.2)%

	Nine months ended
	September 30, 2019			September 30, 2018
	Long	Short	Net	Long	Short	Net
Equity	13.3%	(4.1)%	9.2%	4.5%	(3.1)%	1.4%
Credit	0.9%	(0.5)%	0.4%	0.9%	(0.2)%	0.7%
Other	1.0%	(0.4)%	0.6%	(2.0)%	0.5%	(1.5)%
Net investment return on investments managed by Third Point LLC	15.2%	(5.0)%	10.2%	3.4%	(2.8)%	0.6%
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
For the three months ended September 30, 2019, the investment portfolio was slightly negative overall. Within equities, strong performance from our core long equity activist positions was offset by losses from short equity positions and hedges. Within credit, modest gains in structured credit were more than offset by losses in the sovereign credit portfolio. Currency hedges also contributed modest losses for the quarter.
For the nine months ended September 30, 2019, gains were driven primarily by the long equity portfolio although the fund generated profits across all strategies. Within equities, core long equity activist positions were the main contributors to results and gains on the long book were partially countered by losses in hedges and short equity positions. In credit, losses from one sovereign credit investment more than offset profits in structured and corporate credit. In the other portfolio, gains were driven by private investments and several merger arbitrage positions.

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
The other key changes in our consolidated results for the three and nine months ended September 30, 2019 compared to the prior year periods were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis.
The decrease in corporate expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to lower stock compensation expense and lower travel expenses, partially offset by higher payroll related costs primarily due to higher annual incentive plan compensation expense accruals. The lower stock compensation expense is a result of fewer restricted shares with performance and service conditions considered probable of vesting and the departure of senior employees. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was higher as a result of the better actual and expected performance of the Company for the current year period compared to the prior year period.
The increase in corporate expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to separations costs, higher payroll related costs primarily due to higher annual incentive plan compensation expense accruals and the amortization of setup costs associated with the unsecured letter of credit facility.
Other Expenses (Income)
Other expenses are comprised of expenses (income) relating to interest crediting features in certain reinsurance and deposit contracts. The increase in other expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to two deposit contracts that were commuted in the prior year period, resulting in gains recognized. We also revised estimates of underlying assumptions in the current year periods on certain deposit liability contracts resulting in an increase in other expenses compared to prior periods.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Gains
The foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which continued to strengthen in the current year period. The increase in foreign exchange gains compared to the prior year period was also due to an increase in loss adjustment expense reserves denominated in British pounds held as of September 30, 2019. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains on loss and loss adjustment expense reserves in the current year periods were offset by corresponding foreign exchange losses included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.

Income Taxes
The decrease in income tax expense for the three and nine months ended September 30, 2019 was primarily the result of the change in our investment account structure. Prior to the change in our investment account structure, withholding taxes were included in the income taxes. As a result of the change in our investment account structure, withholding taxes are incurred by TP Fund are now included as part of “Net investment income from investment in related party investment fund”. See Note 11 to our condensed consolidated financial statements for additional information regarding our income taxes.
Segment Results — Three and nine months ended September 30, 2019 and 2018.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and nine months ended September 30, 2019 and 2018:

	Three months ended			Nine months ended
	September 30, 2019	September 30, 2018	Change	September 30, 2019	September 30, 2018	Change
	($ in thousands)
Gross premiums written	$95,388	$30,064	$65,324	$497,616	$458,189	$39,427
Gross premiums ceded	(1,116)	—	(1,116)	(3,301)	(18,125)	14,824
Net premiums earned	203,248	127,993	75,255	501,750	411,972	89,778
Loss and loss adjustment expenses incurred, net	85,703	88,706	(3,003)	263,105	265,326	(2,221)
Acquisition costs, net	118,271	40,841	77,430	233,775	149,830	83,945
General and administrative expenses	4,769	4,763	6	17,762	14,550	3,212
Net underwriting income (loss)	$(5,495)	$(6,317)	$822	$(12,892)	$(17,734)	$4,842
Underwriting ratios (1):
Loss ratio	42.2%	69.3%	(27.1)%	52.4%	64.4%	(12.0)%
Acquisition cost ratio	58.2%	31.9%	26.3%	46.6%	36.4%	10.2%
Composite ratio	100.4%	101.2%	(0.8)%	99.0%	100.8%	(1.8)%
General and administrative expense ratio	2.3%	3.7%	(1.4)%	3.6%	3.5%	0.1%
Combined ratio	102.7%	104.9%	(2.2)%	102.6%	104.3%	(1.7)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
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
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2019 and 2018:

	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	($ in thousands)
Property	$6,705	7.0%	$(3,578)	(11.9)%	$102,548	20.6%	$(1,549)	(0.3)%
Casualty	15,732	16.5%	37,028	123.2%	117,153	23.5%	233,758	51.0%
Specialty	14,259	15.0%	(3,386)	(11.3)%	224,576	45.2%	221,639	48.4%
Total prospective reinsurance contracts	36,696	38.5%	30,064	100.0%	444,277	89.3%	453,848	99.1%
Retroactive reinsurance contracts	58,692	61.5%	—	—%	53,339	10.7%	4,341	0.9%
	$95,388	100.0%	$30,064	100.0%	$497,616	100.0%	$458,189	100.0%
The increase in gross premiums written of $65.3 million, or 217.3%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was driven by:
Factors resulting in an increase:

•
For the three months ended September 30, 2019, we wrote $24.8 million of new premium, of which $12.1 million was casualty business, $8.4 million was specialty business and $4.3 million was property business. In addition, we wrote $58.7 million related to one retroactive reinsurance contract written in the period.

Factors resulting in decreases:

•
We recognized $15.7 million of premium in the three months ended September 30, 2018 related to contracts that we did not renew in the three months ended September 30, 2019 as a result of underlying pricing, terms and conditions.

•
We recognized a net increase in premium of $7.6 million in the three months ended September 30, 2019 compared to a net increase of $8.7 million in the three months ended September 30, 2018 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the prior period.

•
We recorded a net decrease in premium estimates of $1.2 million in the three months ended September 30, 2019 compared to a net decrease of $0.3 million in the three months ended September 30, 2018. The decrease in premium estimates for the three months ended September 30, 2019 was due to several contracts for which clients provided updated projections indicating that they expected to write less business than initially estimated.

•
Changes in renewal premiums for the three months ended September 30, 2019 resulted in a net decrease in premiums of $0.5 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

The increase in gross premiums written of $39.4 million, or 8.6%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven by:
Factors resulting in increases:

•
For the nine months ended September 30, 2019, we wrote $147.3 million of new premium, of which $77.1 million was property business, $42.3 million was casualty business and $27.9 million was specialty business. In addition, we wrote $58.7 million related to one retroactive reinsurance contract written in the period.

•
Changes in renewal premiums for the nine months ended September 30, 2019 resulted in a net increase in premiums of $6.5 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded net increases in premium estimates relating to prior periods of $19.7 million and $12.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increases in premium estimates for the nine months ended September 30, 2019 and 2018 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

Factors resulting in decreases:

•
We recognized $95.3 million of premium in the nine months ended September 30, 2018 related to contracts that we did not renew in the nine months ended September 30, 2019 as a result of underlying pricing, terms and conditions.

•
We recognized a net increase in premium of $20.1 million in the nine months ended September 30, 2019 compared to a net increase of $104.7 million in the nine months ended September 30, 2018 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

Gross Premiums Ceded
The decrease in gross premiums ceded for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to assumed multi-year contracts ceded under our retrocession program in 2018 that were not subject to renewal in 2019.
Net Premiums Earned
The increase in net premiums earned in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to one retroactive reinsurance contract that was written and earned in the current year period as well as a higher in-force underwriting portfolio.
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
For the three and nine months ended September 30, 2019, we incurred net catastrophe losses of $12.7 million, net of reinstatement premiums and profit commission adjustments, related to Hurricane Dorian and Typhoon Faxai compared to no catastrophe losses in the prior year periods. This resulted in an increase in the combined ratio of 6.2 and 2.5 percentage points for the three and nine months ended September 30, 2019, respectively.
The following is a summary of the net impact from loss reserve development for the three and nine months ended September 30, 2019 and 2018:
For the three months ended September 30, 2019, we recognized $76.5 million, or 37.6 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $72.7 million, or 35.7 percentage points on the combined ratio, in acquisition costs, resulting in a $3.8 million, or 1.9 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:

•
$69.8 million of net favorable prior years’ reserve development was primarily due to net favorable loss development on one retroactive reinsurance contract as a result of reported loss experience that was less than expected. This retroactive reinsurance contract had profit commission terms such that the net favorable reserve development associated with this contract was offset by an increase in acquisition costs of $68.6 million, resulting in a $1.2 million improvement in net underwriting results; and

•	$2.5 million of net favorable underwriting loss development relating to our auto contracts as a result of better than expected loss experience.
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
For the nine months ended September 30, 2019, we recognized $88.8 million, or 17.7 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $84.5 million, or 16.8 percentage points on the combined ratio, in acquisition costs, resulting in a $4.3 million or 0.9 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:

•
$69.5 million of net favorable prior years’ reserve development was primarily due to net favorable loss development on one retroactive reinsurance contract as a result of reported loss experience that was less than expected. This retroactive reinsurance contract had profit commission terms such that the net favorable reserve development associated with this contract was offset by an increase in acquisition costs of $68.6 million, resulting in a $0.9 million improvement in net underwriting results;

•	$8.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;

•	$3.2 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience; partially offset by

•	$6.4 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience; and

•	$2.2 million of net adverse underwriting loss development relating to our general liability contracts, as a result of worse than expected loss experience.
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
The increase in acquisition costs, net, for the three and nine months ended September 30, 2019 was primarily due to $68.6 million of profit commission adjustments arising from favorable loss development on one retroactive reinsurance contract for both periods, or 33.8 and 13.7 percentage points for the three and nine months ended September 30, 2019, respectively. In addition, the increase in acquisition costs, net, was also due to an increase in earned premium volume, profit commission adjustments on other contracts, and a change in mix of business.
See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
General and administrative expenses allocated to underwriting activities for the three months ended September 30, 2019 included higher payroll related costs primarily due to higher annual incentive plan compensation expense accruals. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was higher as a result of the better actual and expected performance of the Company for the current year period compared to the prior year period. The increase was partially offset by lower stock compensation expense compared to the three months ended September 30, 2018. The lower stock compensation expense is a result of fewer restricted shares with performance and service conditions considered probable of vesting and the departure of senior employees.
The increase in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily the result of payroll related costs due to higher annual incentive plan compensation expense accruals and an increase in the number of employees compared to the prior year period, as well as higher credit facility fees from our unsecured letter of credit facility in the current year period. These increases were partially offset by lower stock compensation expense compared to the nine months ended September 30, 2018. The lower stock compensation expense is a result of fewer restricted shares with performance and service conditions considered probable of vesting and the departure of senior employees.
Non-GAAP Financial Measures and Other Financial Metrics
We have included certain financial measures that are not calculated under standards or rules that comprise GAAP. Such measures, including basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with GAAP. Reconciliations of non-GAAP measures to the most comparable GAAP figures are included below.
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
Non-GAAP Financial Measures
Basic Book Value Per Share and Diluted Book Value Per Share
In the third quarter of 2019, we changed the method used for calculating diluted book value per share (“DBVPS”) to the treasury stock method. Under the treasury stock method, we compute the number of new shares that can potentially be created by unexercised in-the-money warrants and options. We then assume that the proceeds received from the exercise of in-the-money warrant and/or option are used to repurchase outstanding common shares in the market. The number of additional shares that are added back to the basic book value per share denominator is equal to the difference between (i) the number of new shares potentially created by unexercised in-the-money warrants and options and (ii) the number of shares that could be repurchased in the market. The previous method used did not contemplate repurchasing shares in the market, which we believe overstated the impact of dilution. This change had no impact on basic book value per share. The following table shows the revised DBVPS compared to the DBVPS as previously presented:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
DBVPS	$14.88	$14.25	$12.98	$15.78	$15.84	$15.48
DBVPS, as previously presented	14.51	13.95	12.98	15.60	15.63	15.39
Difference	$0.37	$0.30	$—	$0.18	$0.21	$0.09
Basic book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. Basic book value per share, as presented, is a non-GAAP financial measure and is calculated by dividing shareholders’ equity attributable to Third Point Re common shareholders by the number of common shares outstanding, excluding the total number of unvested restricted shares, at period end. Diluted book value per share, as presented, is a non-GAAP financial measure and is calculated using the treasury stock method. Under the treasury stock method, we assume that proceeds received from in-the-money options and/or warrants exercised are used to repurchase common shares in the market. For unvested restricted shares with a performance condition, we include the unvested restricted shares for which we consider vesting to be probable. Change in basic book value per share is calculated by taking the difference in basic book value per share for the periods presented divided by the beginning of period book value per share. Change in diluted book value per share is calculated by taking the difference in diluted book value per share for the periods presented divided by the beginning of period diluted book value per share. We believe that long-term growth in diluted book value per share is the most important measure of our financial performance because it allows our management and investors to track over time the value created by the retention of earnings. In addition, we believe this metric is used by investors because it provides a basis for comparison with other companies in our industry that also report a similar measure.

The following table sets forth the computation of basic and diluted book value per share as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,383,580	$1,204,574
Basic and diluted book value per share denominator:
Common shares outstanding	94,220,567	93,639,610
Unvested restricted shares	(2,240,410)	(2,025,113)
Basic book value per share denominator:	91,980,157	91,614,497
Effect of dilutive warrants issued to founders and an advisor (1)	—	—
Effect of dilutive stock options issued to directors and employees (1)	—	—
Effect of dilutive restricted shares issued to directors and employees (2)	1,731,384	1,209,285
Diluted book value per share denominator:	93,711,541	92,823,782

Basic book value per share	$15.04	$13.15
Diluted book value per share	$14.76	$12.98

(1)	As of September 30, 2019 and December 31, 2018, there was no dilution a result of the Company’s share price being under the lowest exercise price for warrants and options.

(2)
As of September 30, 2019, the effect of dilutive restricted shares issued to directors and employees was comprised of 349,881 restricted shares with a service condition only and 1,381,503 restricted shares with a service and performance condition that were considered probable of vesting.

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
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three and nine months ended September 30, 2019 and 2018 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$(15,099)	$(13,281)	$170,881	$(19,680)
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,395,898	1,591,754	1,204,574	1,656,089
Impact of weighting related to shareholders’ equity from shares repurchased	—	(24,447)	—	(41,526)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,395,898	$1,567,307	$1,204,574	$1,614,563
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	(1.1)%	(0.8)%	14.2%	(1.2)%

Other Financial Metrics
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
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the LPA to withdraw from the TP Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations. In addition, in the nine months ended September 30, 2019, we reallocated $750.0 million of our investments in TP Fund to cash and short-term, highly liquid, fixed income securities.
As of September 30, 2019 and December 31, 2018, the total net investments managed by Third Point LLC consisted of:

	September 30, 2019	December 31, 2018
	($ in thousands)
TP Fund	$818,600	$1,284,004
Collateral assets (1)	1,039,725	850,127
Other investment assets (1)	610,895	—
Total net investments managed by Third Point LLC	$2,469,220	$2,134,131

(1)	Collateral assets and other investment assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.
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
Operating, investing and financing cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
	($ in thousands)
Net cash provided by operating activities	$96,697	$22,285
Net cash provided by investing activities	690,847	286,366
Net cash provided by (used in) financing activities	8,743	(227,064)
Net increase in cash, cash equivalents and restricted cash	796,287	81,587
Cash, cash equivalents and restricted cash at beginning of period	713,337	549,333
Cash, cash equivalents and restricted cash at end of period	$1,509,624	$630,920
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The increase in cash flows from operating activities in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to higher net reinsurance receipts, corresponding to premium receipts less losses paid and acquisition costs paid partially offset by higher general and administrative expenses paid.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund, collateral assets or other fixed income investments. The amount of net reinsurance receipts can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities in our separate account investment structure prior to the change in investment account structure and the net cash contributions to TP Fund after such change as well as investment activities relating to our fixed income investments and collateral assets.
Cash flows provided by investing activities for the nine months ended September 30, 2019 primarily relates to net redemptions of $673.0 million from TP Fund. Cash flows provided by investing activities for the nine months ended September 30, 2018 primarily relates to proceeds from the sale and maturity of certain investments to fund share repurchases of $133.4 million

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2019 consisted of $6.9 million from receipts on deposit liability contracts. Cash flows used in financing activities for the nine months ended September 30, 2018 consisted of $133.4 million for shares repurchased and $98.0 million of net withdrawals from total noncontrolling interests.
For the period from inception until September 30, 2019, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $187.8 million, or 22.1%, to $1,036.6 million as of September 30, 2019 from $848.8 million as of December 31, 2018. The increase was primarily due to the non-renewal of the unsecured credit facility, resulting in an increased number of reinsurance contracts where we secured our contractual obligations with assets held in trust accounts. In addition, we invest a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt.  This portion of the collateral is included in debt securities in the condensed consolidated balance sheets and is disclosed as part of restricted investments.
Letter of Credit Facilities
See Note 9 to our condensed consolidated financial statements for additional information regarding our letter of credit facilities.
As of September 30, 2019, $228.1 million (December 31, 2018 - $349.2 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of September 30, 2019.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of September 30, 2019, total cash and cash equivalents with a fair value of $228.1 million (December 31, 2018 - $204.0 million) was pledged as collateral against the letters of credit issued. Prior to the change in the investment account structure, our ability to post collateral securing letters of credit and certain reinsurance contracts depended in part on our ability to borrow against certain assets in our investment accounts through prime brokerage arrangements. As a result of the change in our investment account structure, we no longer borrow from prime brokers to post cash collateral for cash secured letter of credit agreements but hold sufficient cash to post collateral securing letters of credit and certain reinsurance contracts outside of our investments in TP Fund. See our 2018 Form 10-K for additional information regarding the impact of the investment restructuring including the investment of collateral by Third Point LLC under the Collateral IMA.

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
Financial Condition
Shareholders’ equity
As of September 30, 2019, total shareholders’ equity was $1,383.6 million, compared to $1,204.6 million as of December 31, 2018. The increase was primarily due to net income available to Third Point Re common shareholders of $170.9 million.
Investments
As of September 30, 2019, total cash and net investments managed by Third Point LLC was $2,469.2 million, compared to $2,134.1 million as of December 31, 2018. The increase was due to net investment income on investments managed by Third Point LLC of $220.0 million and net contributions of $115.0 million.
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
There have been no material changes in our critical accounting estimates for the nine months ended September 30, 2019. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Form 10-K.
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
As of September 30, 2019, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of September 30, 2019, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $49.7 million, or 2.0% (December 31, 2018 - $70.3 million, or 3.3%) of total net investments managed by Third Point LLC. As a result of the change in our investment strategy and the reduction of our investment in TP Fund in the period, our exposure to equity price risk has decreased since December 31, 2018.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.

Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $585.2 million, or 13.9%, were written in currencies other than the U.S. dollar. As of September 30, 2019, loss and loss adjustment expense reserves included $216.2 million (December 31, 2018 - $223.2 million) and net reinsurance balances receivable included $79.7 million (December 31, 2018 - $82.4 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $158.4 million as of September 30, 2019 (December 31, 2018 - $165.7 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2019, through our investment in TP Fund, the Company had total net short exposure to foreign denominated securities representing 3.8% (December 31, 2018 - 11.9%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $92.5 million (December 31, 2018 - $254.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of September 30, 2019:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$18,527	0.8%	$(18,527)	(0.8)%
Swiss Franc	(4,181)	(0.2)%	4,181	0.2%
Japanese Yen	(4,243)	(0.2)%	4,243	0.2%
Other	(1,081)	—%	1,081	—%
Total	$9,022	0.4%	$(9,022)	(0.4)%
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
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other short-term investments, as of September 30, 2019:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
U.S. treasuries and sovereign debt instruments(1)	$(11,093)	(0.5)%	$12,772	0.5%
Asset-backed securities(2)	(2,555)	(0.1)%	2,564	0.1%
Net exposure to interest rate risk	$(13,648)	(0.6)%	$15,336	0.6%

(1)	Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts.

(2)
Includes instruments for which durations are available on September 30, 2019. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of September 30, 2019, the TP Fund had de minimis (December 31, 2018 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $404.2 million, or 9.6%, of credit and financial lines premium since inception, of which $41.0 million was written in the nine months ended

September 30, 2019. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
As of September 30, 2019 and December 31, 2018, through our investment in TP Fund, the Company’s holdings in non-investment grade securities, those having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, were as follows:

	September 30, 2019	December 31, 2018
	($ in thousands)
Assets:
Asset-backed securities	$122,217	$180,458
Bank debt	5,286	24,299
Corporate bonds	77,189	75,131
Municipal bonds	—	25,505
Sovereign debt	14,407	3,864
Trade claims	96	167
	$219,195	$309,424
Liabilities:
Corporate bonds	$4,547	$11,141
	$4,547	$11,141

As of September 30, 2019 and December 31, 2018, through our investment in the TP Fund, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of September 30, 2019 and December 31, 2018, the largest concentration of our ABS holdings were as follows:

	September 30, 2019		December 31, 2018
	($ in thousands)
Reperforming loans	$85,258	69.4%	$118,595	65.7%
Market place loans	18,161	14.8%	51,623	28.6%
Other (1)	19,405	15.8%	10,240	5.7%
	$122,824	100.0%	$180,458	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.
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
Liquidity Risk
Certain of the investments underlying the TP Fund may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 12.6% (December 31, 2018 - 14.1%) of total net investments managed by Third Point LLC as of September 30, 2019. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of September 30, 2019, through our investment in the TP Fund, we had $944.1 million (December 31, 2018 - $877.2 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges. In addition, in the second quarter of 2019, we reallocated $750.0 million of our investments from TP Fund to short-term, highly liquid, fixed income investments, increasing our liquidity and reducing our liquidity risk.
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

Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2019 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended September 30, 2019:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2019 - July 31, 2019	—	$—	—	$61,295,462
August 1, 2019 - August 31, 2019	—	—	—	61,295,462
September 1, 2019 - September 30, 2019	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the shares remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
Date: November 5, 2019
/s/ Daniel V. Malloy
Daniel V. Malloy
Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)