Form 10-K
period 2019-12-31
Third Point Reinsurance Ltd.
filed 2020-02-28
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-35039
THIRD POINT REINSURANCE LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Waterloo Lane (441) 542 3300
Pembroke, Bermuda, HM 08
(Address of principal executive offices and zip code) (Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	TPRE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was $857.3 million.
As of February 25, 2020, there were 94,213,343 common shares of the registrant’s common shares outstanding, including 2,202,630 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.
____________________________________________________________________________________________________________________________________________________________

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. (“Third Point Re” or “TPRE”) and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Re exclusive of its subsidiaries. We refer to Third Point Re (USA) Holdings, Inc. as “TPRUSA”, “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. We also refer to Third Point Enhanced LP as “TP Fund”. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2019.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	results of operations fluctuate and may not be indicative of our prospects;

•	more established competitors;

•	losses exceeding reserves;

•	highly cyclical property and casualty reinsurance industry;

•	losses from catastrophe exposure;

•	downgrade, withdrawal of ratings or change in rating outlook by rating agencies;

•	significant decrease in our capital or surplus;

•	dependence on key executives;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	inability to raise necessary funds to pay principal or interest on debt;

•	potential lack of availability of capital in the future;

•	credit risk associated with the use of reinsurance brokers;

•	future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;

•	technology breaches or failures, including cyber-attacks;

•	lack of control over TP Fund;

•	lack of control over the allocation and performance of TP Fund’s investment portfolio;

•	dependence on Third Point LLC to implement TP Fund’s investment strategy;

•	limited ability to withdraw our capital accounts from TP Fund;

•	decline in revenue due to poor performance of TP Fund’s investment portfolio;

•	TP Fund’s investment strategy involves risks that are greater than those faced by competitors;

•	termination by Third Point LLC of our or TP Fund’s investment management agreements;

•	potential conflicts of interest with Third Point LLC;

•	losses resulting from significant investment positions;

•	credit risk associated with the default on obligations of counterparties;

•	ineffective investment risk management systems;

•	fluctuations in the market value of TP Fund’s investment portfolio;

•	trading restrictions being placed on TP Fund’s investments;

•	limited termination provisions in our investment management agreements;

•	limited liquidity and lack of valuation data on certain TP Fund’s investments;

•	fluctuations in market value of our fixed-income securities;

•	U.S. and global economic downturns;

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

PART I.
Item 1. Business
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide property and casualty reinsurance products to insurance and reinsurance companies worldwide. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with superior investment management provided by Third Point LLC, our investment manager and the investment manager of TP Fund.
Our senior management team has significant leadership and underwriting experience in the reinsurance industry. We believe that our experience and longstanding relationships with our insurance and reinsurance company clients, reinsurance brokers, insurance regulators and rating agencies are an important competitive advantage. We offer a broad range of reinsurance products while maintaining a disciplined underwriting approach. During periods of extremely competitive or soft reinsurance market conditions, we intend to be selective with regard to the amount and type of reinsurance we write and conserve our risk-taking capital for periods when market conditions are more favorable to us from a pricing and terms and conditions perspective.
Substantially all of our investable assets are managed by Third Point LLC, which is wholly owned by Daniel S. Loeb, one of our founding shareholders. Third Point LLC is an SEC-registered investment adviser headquartered in New York, managing $14.8 billion in assets as of December 31, 2019.
We were incorporated on October 6, 2011 and completed our initial capitalization transaction in December 2011 with $784.3 million of equity capital, and commenced underwriting business on January 1, 2012.
In August 2013, we completed an initial public offering (“IPO”) of 24,832,484 common shares. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPRE”.
As of December 31, 2019, we had common shareholders’ equity of $1.4 billion, total capital of $1.5 billion and total assets of $3.4 billion.
Segment Information
We manage our business on the basis of one operating segment: Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income (loss), certain general and administrative expenses related to corporate activities, other expenses, interest expense, foreign exchange (gains) losses and income tax (expense) benefit.
Reinsurance Strategy
Our current reinsurance strategy is to build a portfolio that generates margins commensurate with the amount of risk assumed, by targeting sub-sectors of the market and specific situations where reinsurance capacity and alternatives may be constrained and/or we can leverage our underwriting and structuring expertise. During 2019, we expanded into property catastrophe reinsurance and other event risk driven reinsurance as part of a shift in our overall underwriting strategy towards higher margin business and to reduce our focus on lower volatility, float generating underwriting strategies.
The level of underwriting volatility in our reinsurance portfolio relative to our earnings and shareholders’ equity will be determined by market conditions in the lines of business we pursue, but will typically be lower than that of most other reinsurance companies, commensurate with our higher allocation of risk capital to asset volatility than most other reinsurance companies.

The majority of our gross written premium has historically been generated from larger customized reinsurance contracts that require significant interaction during the course of negotiations between the client, intermediaries and our underwriting and actuarial staff. In these situations, we typically take a lead underwriting position, meaning that we establish the pricing and terms and conditions of the reinsurance contract. For broadly syndicated treaty business where we are writing a relatively small proportion of the business being ceded, we will typically authorize on terms and conditions established by the market if we believe the opportunity meets our underwriting, profitability and return thresholds.  In all instances, we underwrite each transaction to the same standards.
We also write reinsurance contracts that provide protection against adverse development on loss reserves where we provide an incremental amount of additional coverage limit. While these transactions may be booked at, or slightly above, a 100% composite ratio (combined ratio before general and administrative expenses) and therefore do not initially generate underwriting income, they typically produce premiums and/or float equal to the reserves ceded at the inception of the contract. Given the higher composite ratio of these contracts compared to the other business we pursue and our objective of increasing our underwriting profitability, we expect that these types of transactions will comprise a smaller portion of our portfolio going forward.
We intend to manage our book of business by underwriting predominantly a mix of reinsurance contracts where the underlying insurance exposures are both personal and commercial lines. We intend to increase our geographic spread over time; however, we expect that a majority of our reinsurance business will continue to be comprised of U.S. exposure, with the majority of our non-U.S. exposure derived from our event driven risk in our property catastrophe and specialty catastrophe portfolios. See Note 21 to our consolidated financial statements included elsewhere in this Annual Report for a breakdown of gross premiums written by domicile of ceding companies.
We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. In 2019, we have incrementally expanded the lines of business and forms of reinsurance on which we focus where we believe the higher expected margins adequately compensate us for the increased risk and we have commensurately reduced market risk in our investment portfolio. We have also begun writing a limited amount of excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We plan to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2020 based on market conditions and our assessment of the potential underwriting profitability. In addition, we may, from time to time, invest in or acquire managing general agents or other insurance entities as part of our ongoing strategy to leverage our underwriting and capital markets expertise to structure and offer capital alternatives in numerous forms and combinations, including equity, debt and reinsurance offerings. We entertain these situations when we view access to the underlying reinsurance as valuable, and we typically structure long term rights of first refusal on the underlying business as a condition to making a capital commitment.

The following table provides a breakdown by line and type of business of gross premiums written for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property Catastrophe	$68,315	10.8%	$—	—%	$—	—%
Other Property	75,956	12.0%	9,070	1.6%	136,999	21.4%
Property	144,271	22.8%	9,070	1.6%	136,999	21.4%
Workers’ Compensation	27,671	4.4%	36,824	6.4%	33,194	5.2%
Auto	48,381	7.7%	66,492	11.5%	43,424	6.7%
Other Casualty	75,841	11.9%	132,473	22.9%	193,141	30.1%
Casualty	151,893	24.0%	235,789	40.8%	269,759	42.0%
Credit & Financial Lines	44,625	7.1%	100,576	17.4%	34,324	5.4%
Multi-line	191,715	30.3%	162,248	28.1%	63,665	9.9%
Other Specialty	11,704	1.9%	(3,651)	(0.7)%	27,522	4.3%
Specialty	248,044	39.3%	259,173	44.8%	125,511	19.6%
Total prospective reinsurance contracts	544,208	86.1%	504,032	87.2%	532,269	83.0%
Retroactive reinsurance contracts	87,638	13.9%	74,220	12.8%	109,351	17.0%
Total property and casualty reinsurance	$631,846	100.0%	$578,252	100.0%	$641,620	100.0%
Property and Casualty Reinsurance Segment Products
Our underwriting team has extensive experience in underwriting many forms of property, casualty and specialty reinsurance products.  The majority of our premium is written on a proportional basis where the reinsurer shares liabilities and premiums in a clearly defined proportion with the insurer and pays commissions to cover expenses and share in profitability. We also offer reinsurance on an excess of loss basis, where the reinsurer is paid a premium to cover losses after the insurer has retained a specified deductible.
In the current market for property and casualty reinsurance, which remains highly competitive despite the aggregate property catastrophe losses in recent years, primarily in Japan, Florida and California, we expect that we will continue to write prospective property, casualty and specialty reinsurance structured for surplus relief on a proportional basis, as well as opportunistic or higher margin event driven business, primarily written on an excess of loss basis, with some proportional exposure in these lines as well.
We also write loss portfolio transfers, reserve covers and other forms of retrospective reserve covers on the same lines of business we prospectively reinsure, where we are able to leverage both our investment and underwriting capabilities.  We believe there is less competition for the type of reserve covers on which we focus. This is a result of the limited willingness of traditional reinsurers, who have historically experienced lower investment returns on investable assets backing reserves, to pursue these products which rely heavily on investment return to produce compelling economics. Margins on this business are determined through bilateral negotiations and comparing the cost of the reserve covers to non-reinsurance solutions such as raising additional equity or debt capital.
We began writing a portfolio of property catastrophe reinsurance incepting in 2019 as well as expanding into new specialty lines of business. We have expanded the lines of business and forms of reinsurance that we write as we seek to increase our risk-adjusted returns and improve our combined ratio to a level where we expect a positive contribution to net income from underwriting in addition to our return on invested assets. We will continue to pursue business opportunities that are syndicated as well as those where we are the sole or primary reinsurer.
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

•	target markets where capacity and alternatives are underserved or capacity constrained;

•	employ strict underwriting discipline, while assembling a portfolio of diversified risks;

•	select reinsurance opportunities with expected favorable economics over the life of the contract;

•	pursue opportunities that capitalize on our structuring and underwriting expertise; and

•	leverage our senior management relationships with client and intermediaries.
The above may potentially lead us to write business in lines, products and geographies that are not identified in this Form 10-K.
Through December 31, 2019, we wrote reinsurance contracts covering the following product lines:
Property Catastrophe

Property catastrophe is comprised of excess of loss and/or proportional coverages to insurance and reinsurance companies and provides protection to an insured for losses from a single catastrophic event or series of events. We carefully monitor and manage our risk aggregations by peril and geography and we seek to manage volatility via portfolio construction and client selection.
Other Property
This line of reinsurance primarily consists of exposure to homeowners’ and commercial lines insurance coverage. We provide structured surplus relief transactions covering property exposures where the expected volatility and reinsurance margins are lower.
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
Workers’ Compensation
Workers compensation catastrophe
Workers' compensation catastrophe cover is reinsurance that an insurance company acquires to protect itself against losses arising from a catastrophe or chain of events that result in injuries to multiple workers. It helps limit the costs of the insurance company in case of multiple claims under the workers' compensation policy, which provides payment for medical expenses and lost wages incurred in a work-related accident.
Other workers compensation
Workers’ compensation reinsurance provides wage replacement and medical benefits to employees injured in the course of employment in exchange for the mandatory relinquishment of the employee’s right to sue the employer for negligence. While plans differ among jurisdictions, provisions can be made for payments in place of wages (functioning as a form of disability insurance), compensation for economic loss (past and future), reimbursement or payment of medical and like expenses (functioning as a form of health insurance), and benefits payable to dependents of workers killed during employment (functioning as a form of life insurance). General damages for pain and suffering and punitive damages for employer negligence are not generally available in workers’ compensation plans. Our approach to workers’ compensation is very selective and targets insurance companies that are very specialized within the workers’ compensation line and geographically focused. Our exposures for this line of business are derived from a mixture of proportional and excess of loss.
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
Credit & Financial Lines
Credit & Financial Lines business predominantly comprises reinsurance of mortgage insurance. Mortgage insurance is an insurance policy that compensates lenders or investors for losses arising from the default of a mortgage loan. Mortgage insurance can refer to private mortgage insurance, mortgage life insurance, mortgage title insurance or insurance provided under the credit risk sharing transactions from Fannie Mae and Freddie Mac. We assume our mortgage insurance exposure both as reinsurance and by retrocession. We also write international mortgage reinsurance. In addition to mortgage reinsurance, policies classified as Credit & Financial Lines may include political risk, trade credit, surety, financial guarantee, residual value insurance and title insurance.
Multi-line
Multi-line reinsurance is reinsurance of an underlying portfolio of several different types of insurance or reinsurance risks. We focus on multi-line reinsurance opportunities where we have expertise in the underlying lines of business or where the terms and conditions of the reinsurance contract minimize the volatility of the more difficult to analyze classes of business in the portfolio. Contracts that cover more than one line of business will typically be designated as multi-line even if a portion of the underlying business is covered by one of the lines of business listed above. These opportunities can be structured on both a proportional and excess of loss basis.
Other Specialty
The principal lines of business included in our other specialty line is comprised of marine, travel insurance and extended warranty insurance.

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
Our objective is to build long-term relationships across all management levels at reinsurance brokers and with our clients. We meet frequently with brokers, senior representatives of existing clients and prospective clients, and encourage clients to visit our executive offices in order to help distinguish us and to develop mutually beneficial understandings of our respective businesses. As evidenced by rates of submission flow, open dialogue, and successful closing of targeted accounts, we believe we have successfully leveraged the underwriting experience and relationships of our management team. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. In non-commodity lines of reinsurance, we seek to become the first choice of brokers and clients by providing:

•	creative solutions that address the specific business needs of our clients;

•	rapid and substantive responses to structuring and pricing quote requests;

•	financial security; and

•	clear indication of risks we will and will not underwrite.
See Note 21 to our consolidated financial statements included elsewhere in this Annual Report for a breakdown of our premiums written by source that individually contributed more than 10% of total gross premiums written.
We believe that the number of brokers with whom we do business will continue to expand over time, and by maintaining close working relationships with brokers, we are able to increase our chances of successfully growing and accessing a broader range of potential clients.
Underwriting
We have established a team of senior underwriters and actuaries to develop and manage our reinsurance business. We believe that their experience, industry presence and long-standing relationships allow us to tailor our portfolio to specific market segments. Our approach to underwriting will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants to help us with niche areas of expertise when we deem it appropriate. While our pricing and risk selection decisions are based primarily on our view of underwriting profit, we also consider investment income, where applicable and appropriate, in our underwriting and pricing of business.
We generally apply the following underwriting management principles:
Team Approach
Each submission is assigned to an underwriter. If the program meets our underwriting criteria, the underwriter and pricing actuary evaluate the opportunity, determine the optimal structure where applicable, and price the deal. When capital is committed to any transaction, the underwriting team creates a deal analysis that highlights the key components of the proposed transaction and presents the proposed transaction to a senior group of staff including our senior executives and representatives of the underwriting, actuarial and finance teams. This group must agree that the transaction meets or exceeds our profitability expectations and requirements before we submit a binding proposal.

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
One key metric that we consider as a result of this process is the expected combined ratio on a particular transaction. We also consider the projected underwriting and economic results, inclusive of the opportunity cost of posting collateral, at various confidence levels with a specific focus on the likelihood and magnitude of adverse outcomes. As part of this process, we also specifically review each transaction to determine if there is sufficient risk transfer to qualify for reinsurance accounting. The results of this pricing process are shared with the underwriter on a contract, and if a deal is bound, summary exhibits are attached to a memo summarizing the actuarial pricing analysis that was performed. On transactions for which there is catastrophic exposure, we also analyze the impact of each risk on our aggregations and monitor such aggregations in accordance with our risk thresholds.
Act as Lead Underwriter
Reinsurers are frequently referred to as “lead” and/or “following” markets.  Lead reinsurers are typically involved in developing and negotiating treaty pricing, terms and conditions and formulating their own view of the risks being assumed, whereas following markets often lack specific expertise in a line of business and largely sign on to a share of terms negotiated by others. We believe that acting as a lead underwriter is a critically important factor in achieving long-term success, as lead underwriters have greater control of overall economics of their programs and are often seen more as value-add partners by their cedents for the feedback they provide during the underwriting process.  We believe that, as a result, reinsurers that engage in this way are generally solicited for a broader range of business and have greater access to attractive risks.  We act as a lead underwriter for the majority of the premium that we underwrite.  For much of our excess of loss business, including our property catastrophe portfolio which is relatively small by market premium standards, we write following lines on syndicated terms and conditions.  Whether we are the lead underwriter or not on a specific contract, we underwrite all transactions to the same standard.
Alignment of Interests
We seek to ensure that the contracts we underwrite align our interests with our clients’ interests. Specifically, we may seek to:

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
Detailed Underwriting Diligence
We employ selective underwriting criteria in the contracts we choose to underwrite and for the contracts we lead or on which we have a material share, we spend a significant amount of time with our clients and brokers to evaluate the risks and appropriately structure the contracts. In the majority of our transactions, as a leading or following reinsurer, we obtain significant amounts of information from our clients to conduct a thorough analysis. As part of our pricing and underwriting process, we assess among other factors:

•	the client’s and industry historical loss and exposure data and current market conditions;

•	the business purpose served by a proposed contract;

•	the client’s pricing and underwriting strategies;

•	the expected duration for claims to fully develop;

•	the geographic areas in which the client is doing business and its market share;

•	the reputation and financial strength of the client;

•	the reputation and expertise of the broker;

•	proposed contract terms and conditions; and

•	reports provided by independent industry specialists.
Retrocessional Coverage
Retrocessional coverage consists of reinsurance purchased by a reinsurer from another reinsurer. While our reinsurance portfolio is focused on reinsurance of insurance companies, we also selectively write retrocessional coverage, the majority of which is in our property catastrophe and multi-line portfolio. We have also historically purchased limited amounts of retrocessional protection to cover a portion of the risks that we reinsure on behalf of our clients. We purchased a small amount of retrocessional coverage in 2019, primarily opportunistically on our property catastrophe portfolio, and we may continue to do so in the future depending on our view of gross and net economics. From time to time, we consider purchases of retrocessional coverage for one or more of the following reasons: to specifically reduce our property catastrophe exposure in certain reinsurance contracts that we write, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties. However, we have historically been and expect to continue as a reinsurer that is not reliant on access to retrocessional reinsurance as part of our underwriting process, risk appetites or capital.
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
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for additional information and details on our loss reserve development.
Investment Strategy
Our investment strategy, through our investments in TP Fund, distinguishes us from most other reinsurers, who typically concentrate their investment portfolios on long-only, investment grade, shorter-term, fixed income securities. As implemented by the investment manager of TP Fund, Third Point LLC, TP Fund’s investment strategy is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures. Dislocations in capital markets refer to any major movements in prices of the capital markets as a whole, certain segments of the market, or a specific security. If Third Point LLC has what it considers to be a differentiated view from the perceived market sentiment with respect to such movement, Third Point LLC may trade securities based on that differentiated view. If the ultimate market reaction with respect to the event or movement ultimately proves to be closer to Third Point LLC’s original viewpoint, TP Fund may have investment gains as a result of the shift in market sentiment. Through its investment manager, Third Point LLC, TP Fund makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, options and other instruments.
On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019. The Company entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of a substantial portion of our assets that were reallocated from TP Fund into cash, U.S. Treasuries and other fixed income investments. During the year ended December 31, 2019, the Company reallocated $750.0 million from TP Fund. This reallocation of assets managed by Third Point LLC is included within “Other investment assets” below. This realignment of our investment strategy was driven by several factors, including the following:

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

•	to meet our targeted levels of risk-adjusted capitalization in accordance with our enterprise-wide risk appetite as well as capital requirements per rating agencies and regulators.

Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	($ in thousands)
TP Fund	$860,630	$1,284,004
Collateral assets (1)	1,141,154	850,127
Other investment assets (1)	588,343	—
Total net investments managed by Third Point LLC	$2,590,127	$2,134,131

(1)	Collateral assets and other investment assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.
Investment Account Structure
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. Pursuant to the investment management agreement between Third Point LLC and TP Fund, dated July 31, 2018, and as amended and restated on February 28, 2019 (the “TP Fund IMA”), Third Point LLC is the investment manager for TP Fund. In addition, on July 31, 2018, Third Point Re BDA and Third Point Re USA, together the “TPRE Limited Partners” and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners transferred certain net investment assets and related liabilities from their separate accounts to TP Fund, and TP Fund issued limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash were not transferred to TP Fund but are also managed by Third Point LLC under a separate investment management agreement, as discussed below under “Collateral Assets IMA”.
On February 28, 2019, we entered into the Second Amended and Restated Exempted Limited Partnership Agreement of TP Fund (the “Amended LPA”), which amended and restated the 2018 LPA (as amended and restated by the Amended LPA, the “LPA”), with effect from January 1, 2019. See “Limited Partnership Agreement” below for further details on the updated terms as a result of the Amended LPA.
Limited Partnership Agreement
Term
The LPA has a term ending on December 31, 2021, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties in writing on or before the June 22 prior to the end of a term that it wishes to terminate such LPA at the end of such term.
Term and Termination Rights
The LPA shall continue until the first of the following events to occur: (1) at any time, upon the written consent of the TPRE Limited Partners and TP GP, (2) within sixty days of the dissolution, entry of an order for relief or filing of a bankruptcy petition withdrawal of TP GP, unless within such days a successor general partner is elected by a majority interest of the limited partners, or (3) subject to the foregoing, any other event causing the mandatory winding up and dissolution of the partnership under the laws of the Cayman Islands.
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
Performance Allocation
Pursuant to the LPA, TP GP receives a performance fee allocation. Prior to the change in the Company’s investment account structure, the performance fee allocation was equal to 20% of the net investment income of the applicable company’s share of the net investment assets managed by Third Point LLC. As a result of the LPA effective August 31, 2018, the performance fee allocation is equal to 20% of the net investment income allocated to each limited partner’s capital account in TP Fund.

Prior to the change in the investment account structure described above, the performance fee accrued on net investment income was included in liabilities as a performance fee payable to related party during the period, unless funds were redeemed from the TPRE Limited Partners’ accounts, in which case, the proportionate share of performance fee associated with the redemption amount was earned and allocated to TP GP’s capital account and recorded as an increase in noncontrolling interests in related party. At the end of each year, the remaining portion of the performance fee payable that had not been included in noncontrolling interests in related party was earned and then allocated to TP GP’s capital account.

As a result of the 2018 LPA, the performance fee is included as part of “Investment in related party investment fund” on the Company’s consolidated balance sheet since the fees are charged at the TP Fund level.

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
Management Fee
Pursuant to both the JV Agreements and the LPA, Third Point LLC is entitled to receive monthly management fees. Prior to the change in the Company’s investment account structure, management fees were calculated based on 1.5% of net investments managed by Third Point LLC. As a result of the 2018 LPA, management fees were charged at the TP Fund level and were calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). The Amended LPA revised the management fee from 1.5% per annum to 1.25% per annum effective from January 1, 2019. Third Point LLC also serves as the investment manager for the Offshore Master Fund.
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
Collateral Assets IMA
On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into the Collateral Assets Investment Management Agreement (the “2018 Collateral Assets IMA”) with Third Point LLC effective August 31, 2018, pursuant to which Third Point LLC serves as investment manager of certain collateral assets not transferred to TP Fund. The 2018 Collateral Assets IMA will continue in effect for so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The collateral assets are presented in the consolidated balance sheets within debt securities and restricted cash and are considered as part of total net investments managed by Third Point LLC.

On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA” and, together with the 2018 Collateral IMA, the “Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019, pursuant to which, in addition to serving as the investment manager for the Company’s collateral assets, Third Point LLC will serve as investment manager of certain investment assets withdrawn from TP Fund. The Amended Collateral Assets IMA will continue in effect thereafter so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The Company entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of a substantial portion of the Company’s assets that were reallocated from TP Fund into cash, U.S. Treasuries and other fixed income investments.
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

Investment Portfolio
The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of December 31, 2019 and 2018 by strategy and geography:

	2019			2018
	Long	Short	Net	Long	Short	Net
Long/Short Equity
Consumer	13%	(5)%	8%	13%	(3)%	10%
Energy & Utility	1%	—%	1%	2%	—%	2%
Financial	10%	(3)%	7%	7%	(2)%	5%
Healthcare	10%	(2)%	8%	15%	(1)%	14%
Industries & Commodities	7%	(4)%	3%	12%	(6)%	6%
Technology, Media and Telecommunications	9%	(4)%	5%	2%	(4)%	(2)%
Market Hedges	—%	(4)%	(4)%	3%	(6)%	(3)%
Total Long/Short Equity	50%	(22)%	28%	54%	(22)%	32%
Credit
Distressed	3%	—%	3%	2%	—%	2%
Performing	—%	—%	—%	2%	—%	2%
Government	1%	—%	1%	5%	(2)%	3%
Asset Backed Securities (1)	5%	—%	5%	9%	(2)%	7%
Total Credit	9%	—%	9%	18%	(4)%	14%
Other
Risk Arbitrage	3%	(1)%	2%	2%	(1)%	1%
Macro	—%	(1)%	(1)%	—%	—%	—%
Private	4%	—%	4%	7%	—%	7%
Total Other	7%	(2)%	5%	9%	(1)%	8%
	66%	(24)%	42%	81%	(27)%	54%
(1) Includes residential mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities and related indices and assets.

	2019			2018
	Long	Short	Net	Long	Short	Net
Americas	47%	(17)%	30%	70%	(21)%	49%
Europe, Middle East and Africa	14%	(3)%	11%	11%	(3)%	8%
Asia	5%	(4)%	1%	—%	(3)%	(3)%
	66%	(24)%	42%	81%	(27)%	54%
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
Investment Returns
The following is a summary of the net investment return by investment strategy on investments managed by Third Point LLC for the years ended December 31, 2019, 2018 and 2017. The net investment return includes our investment accounts, inclusive of collateral assets managed by Third Point LLC, prior to August 31, 2018, the date of the change in the investment account structure described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report, and our investment in TP Fund and collateral assets managed by Third Point LLC from the date of the transition.

	2019			2018			2017
	Long	Short	Net	Long	Short	Net	Long	Short	Net
Equity	16.6%	(6.1)%	10.5%	(8.7)%	0.1%	(8.6)%	21.5%	(4.6)%	16.9%
Credit	1.1%	(0.5)%	0.6%	—%	(0.2)%	(0.2)%	0.7%	(0.6)%	0.1%
Other	1.7%	—%	1.7%	(2.8)%	0.8%	(2.0)%	1.8%	(1.1)%	0.7%
Net investment return on investments managed by Third Point LLC	19.4%	(6.6)%	12.8%	(11.5)%	0.7%	(10.8)%	24.0%	(6.3)%	17.7%
See Note 12 to our consolidated financial statements included elsewhere in this Annual Report for detailed information on net investment income (loss).
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
Collateral Arrangements and Letter of Credit Facilities
Neither Third Point Re BDA nor Third Point Re USA is licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral or, in some states, unless they have investment grade financial strength ratings from two recognized rating agencies. Furthermore, certain clients may require that we post collateral in order to meet their counterparty security requirements. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2019, we have issued letters of credit totaling $251.8 million in favor of clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors - Risks Relating to Our Business - Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”
The National Association of Insurance Commissioners (“NAIC”) announced on December 10, 2019 that Bermuda had been granted Reciprocal Jurisdiction status effective January 1, 2020. Additionally, the NAIC had completed its five-year re-evaluation of Bermuda and it had approved Bermuda as a Qualified Jurisdiction. The renewed Qualified Jurisdiction status maintains Bermuda-domiciled (re)insurer eligibility for reduced (re)insurance collateral requirements under the NAIC’s Credit for Reinsurance Model Law and Regulations. Once the Model Law is adopted by individual states, we expect to be eligible to seek a reduction in the collateral we post in those states, on a cedent by cedent basis.  To date, we have not experienced any change in our collateral requirements as a result of this process.
In addition, we have $903.0 million of restricted cash and investments held in trust accounts to secure obligations under certain reinsurance contracts.
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
Risk Management
We have developed a comprehensive risk management strategy that is governed by an articulated vision of risk appetite and control that is conveyed throughout the organization and measured in a transparent and consistent manner. Our risk management strategy, metrics and progress are summarized in a report that is presented to the Board of Directors on a quarterly basis. Our internal capital model incorporates statistics from the pricing, reserving and investment processes to produce an estimate of the amount of capital used at set points in time (e.g., each quarter-end) as well as the overall variability in the prospective financial results. We work closely with the risk management personnel of Third Point LLC, our investment manager, to measure and report the variability of results from our investment portfolio. We monitor and measure our contractual exposure to catastrophic losses as aggregated across all bound reinsurance contracts, as well as our exposure to other material risk.
Ratings
On May 16, 2019, A.M. Best affirmed the financial strength rating of A- (Excellent) but, revised the rating outlook of our reinsurance subsidiaries from stable to negative. The negative outlook reflects A.M. Best’s concerns over the Company’s operating performance due to volatility of results and generating net underwriting losses since inception and business profile due to changes in senior management. We believe that a strong rating is a critical factor in the marketing of our reinsurance products to clients and brokers. The credit rating reflects the rating agency’s views regarding our balance sheet strength, operating performance, business profile and enterprise risk management. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares.  Despite the negative outlook, our current ratings reflect a balance sheet strength rating of very strong.
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
Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business. As an insurer engaged in general business, Third Point Re BDA and Third Point Re USA are each required to maintain the value of their relevant assets at not less than 75% of the amount of their relevant liabilities. Relevant assets include cash and cash equivalents, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding reinsurers and any other assets which the BMA, on application in any particular case made to it with reasons, accepts in that case. There are certain categories of assets that, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income taxes and letters of credit, guarantees and other instruments.
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
Class 4 insurers are also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”), which is established by reference to either the BSCR model or an approved internal capital model. The BMA has also implemented the economic balance sheet (“EBS”) framework, which is used as the basis to determine an insurer’s ECR. Under the EBS framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows.
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
Where the shares of the registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the BMA in writing that he has become such a controller. In addition, a person who is a shareholder controller of a Class 4 insurer whose shares or the shares of its parent company (if any) are traded on a recognized stock exchange must serve on the BMA a notice in writing that he has reduced or disposed of his holding in the insurer where the proportion of voting rights in the insurer held by him will have reached or has fallen below 10%, 20%, 33% or 50% as the case may be, not later than 45 days after such disposal.
Where the shares of an insurer, or the shares of its parent company, are not traded on a recognized stock exchange (i.e., private companies), the Insurance Act prohibits such person from becoming a shareholder controller unless he has first served on the BMA notice in writing stating that he intends to become such a controller and the BMA has either, before the end of 45 days following the date of notification, provided notice to the proposed controller that it does not object to his becoming such a controller or the full 45 days has elapsed without the BMA filing an objection. In addition, a shareholder controller of Third Point Re BDA or Third Point Re USA is not permitted to reduce or dispose of its holdings such that it will cease to be a 50%, 33%, 20% or 10% shareholder unless that shareholder controller notifies the BMA in writing that it intends to do so.
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

Economic Substance Act
In December 2018, the Economic Substance Act 2018 (the “ESA”) came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda that carries on as a business any one or more “relevant activities” referred to in the ESA must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA and Economic Substance Regulations 2018) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.
Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the E.U. of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
In July 2019, the OECD’s Forum on Harmful Tax Practices formally reported its approval of Bermuda’s economic substance legislative framework.
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
Information Technology
We have a disaster recovery plan with respect to our information technology infrastructure that includes arrangements with an offshore data center. Our off-island location for data systems back-up and recovery is located in Nova Scotia, Canada, providing a remote site that we believe is unlikely to be subject to the same disaster events that might impair our operations in Bermuda. The disaster recovery environment is configured to provide near real-time backup for key systems to minimize the amount of time needed to restore data following a disaster scenario and support the necessary business capabilities of our Bermuda and U.S. operations.

Employees
As of December 31, 2019, we had 35 employees, 25 of whom were based in Bermuda, 8 of whom were based in the United States and 2 of whom were based in the United Kingdom. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements.
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
Third Point Re has fully and unconditionally guaranteed the debt securities issued by TPRUSA in February 2015; as a result no separate filings are made by TPRUSA with the SEC. See Note 23 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding TPRUSA.
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
The reinsurance industry is highly competitive. We compete with major reinsurers, which vary according to the individual market and situation, many of which have substantially greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. Competition in the types of business that we underwrite is based on many factors, including:

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
Historically, reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, including inflation, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the reinsurance industry on both the underwriting and investment sides.
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. A.M. Best has assigned each of our reinsurance company subsidiaries a financial strength rating of A- (Excellent), which is the fourth highest of 15 ratings that A.M. Best issues. This rating reflects the rating agency’s opinion of the applicable insurer’s financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. A.M. Best periodically reviews our rating, and may revise its downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s initial rating;

•	if we make strategic acquisitions or dispositions;

•	if unfavorable financial or market trends impact us;

•	if losses exceed loss reserves;

•	if we are unable to retain our senior management and other key personnel;

•	if TP Fund’s investment portfolio incurs significant losses; or

•	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of Third Point Re BDA or Third Point Re USA.
If A.M. Best downgrades the rating of either Third Point Re BDA or Third Point Re USA below A- (Excellent), places either reinsurer on credit watch or withdraws its rating, we could be severely limited or prevented from writing any new reinsurance contracts from the affected reinsurer which would significantly and negatively affect our ability to implement our business strategy. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. In addition, almost all of our reinsurance contracts provide the client with the right to terminate the agreement on a runoff or cutoff basis, demand additional collateral or require us to transfer premiums on a funds withheld basis if our A- (Excellent) A.M. Best rating is downgraded.  On May 16, 2019, A.M. Best affirmed the financial strength rating of A- (Excellent) but, revised the rating outlook of our reinsurance subsidiaries from stable to negative. The negative outlook reflects A.M. Best’s concerns over the Company’s operating performance due to volatility of results and generating net underwriting losses since inception and business profile due to changes in senior management.
In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, issued $115.0 million in aggregate principal amount of 7.0% senior notes due 2025 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) by Third Point Re. In certain circumstances, a downgrade of the rating assigned to the Senior Notes would result in an increase in the annual interest rate payable on the Senior Notes or, if a change of control of TPRE has also occurred, an obligation for us to make an offer to repurchase the Senior Notes at a premium. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the Senior Notes. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
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
We do not currently maintain key man life insurance with respect to any of our senior management. If any member of senior management dies or becomes incapacitated, or leaves the company, for example, to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.
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
In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, issued $115.0 million in aggregate principal amount of Senior Notes. The Senior Notes are fully and unconditionally guaranteed by Third Point Re.
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
We may in the future incur additional indebtedness in addition to the Senior Notes, which indebtedness may be guaranteed by TPRE. The indenture governing the Senior Notes does not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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
We may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

•	fund liquidity needs caused by underwriting or investment losses or for acquisitions or other strategic initiatives;

•	replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

•	satisfy letters of credit, guarantee bond requirements or other capital requirements that may be imposed by our clients or by regulators;

•	meet rating agency or regulatory capital requirements; or

•	respond to competitive pressures.
In February 2015, we issued $115.0 million in aggregate principal amount of Senior Notes issued by TPRUSA and guaranteed by Third Point Re. These Senior Notes are structurally senior to claims that any holders of our common shares may have on the assets of Third Point Re.
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
In most of our quota share reinsurance business we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. We instead evaluate the underwriting processes and environment at the ceding companies we work with to assess the risks associated with their portfolios. Therefore, we are dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts. Therefore, we are dependent on the original claims decisions made by our clients. We are subject to the risk that the client may pay invalid claims, which could result in reinsurance losses for us.

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
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our reinsurance brokers that each individually contributed more than 10% of total gross premiums written from inception to December 31, 2019 were: Guy Carpenter & Company, LLC, Aon Benfield and Willis Re, which accounted for 29.8%, 28.8% and 13.9%, respectively. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
We face risks arising from any strategic transactions such as acquisitions, dispositions, mergers or joint ventures.
We pursue strategic transactions from time to time, which could involve acquisitions or dispositions of businesses or assets. Any strategic transactions could be significant and could have a material adverse impact on our reputation, business, results of operation or financial condition. We face a number of risks arising from these types of transaction, including financial, accounting, tax and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Any such transactions could also subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us and disruption to our other businesses during the negotiation or execution process or thereafter. Accordingly, these risks and difficulties may prevent us from realizing the expected benefits from the strategic transactions we enter into. For example, the businesses that we acquire or our strategic alliances or joint ventures may underperform relative to the price paid or resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by transaction-related charges.
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

In addition, as the pace of change in our industry continues to increase, we regularly evaluate our business plans and strategies and may from time to time modify our business and strategic plan, including through strategic transactions or expansion into new lines of reinsurance business. Any such transaction or expansion could be significant and could materially and adversely affect us and our financial condition. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core existing operations and competencies. Moreover, modifications we undertake to our operations may not be immediately reflected in our financial statements and, when reflected, may not reflect the achievement of our targeted long-term results and goals. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
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
Under our investment account structure, we do not have control over TP Fund.
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
Additionally, the LPA prohibits us from engaging an investment manager other than Third Point LLC without the written consent of Third Point LLC. As a result, we have limited flexibility to change our investment strategy or manage our investments outside of TP Fund or with a different investment manager, which could have a negative impact on our returns.
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
The risks associated with Third Point LLC’s investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies employed by many reinsurers with whom we compete. Third Point LLC makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, option and other instruments. Third Point LLC is opportunistic and often seeks a catalyst, either intrinsic or extrinsic, that will unlock value or alter the lens through which the greater market values a particular investment. Making long equity investments in an up or rising market may increase the risk of not generating profits on these investments and we may incur losses if the market declines. Similarly, making short equity investments in a down or falling market may increase the risk of not generating profits on these investments and we may incur losses if the market rises. Short sales involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2019, short exposure in our consolidated investment portfolio was $703.0 million consisting of 119 debt, equity and index positions, including $668.8 million over 104 positions in the equity portfolio.

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
TP Fund’s investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2019 and 2018, the net exposure of our net investments managed by Third Point LLC, which includes TP Fund, collateral assets and other fixed income investments, was 42% and 54%, respectively, and the largest ten long and short positions comprised an aggregate of 26% and 8% and 38% and 10%, respectively, of our consolidated investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if its investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
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
TP Fund’s investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of TP Fund’s investment portfolio could have a disproportionately large effect in relation to our capital. A common metric used to determine financial leverage for accounts such as TP Fund’s investment portfolio is the “gross exposure” of its managed accounts. The “gross exposure” is shown as a percentage of the Net Asset Value (“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2019, the gross exposure of TP Fund’s consolidated investment portfolio was 90%. Any event that may adversely affect the value of positions TP Fund holds could significantly and negatively affect the NAV of TP Fund’s investment portfolio and thus our results of operations.

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
As of the date hereof, representatives of Third Point LLC sat on the board of directors of Baxter International Inc., Hellenic Bank PLC and Sotheby’s, each of whose securities are publicly traded and included in TP Fund’s investment portfolio.
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
TP Fund’s investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, including securitization of marketplace loans, whose investment characteristics differ from corporate debt securities. As of December 31, 2019, the fair value of asset-backed securities in TP Fund’s investment portfolio was $160.3 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
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
We have reallocated a portion of our investment portfolio to fixed-income securities which could impact our investment results and could materially and adversely affect our business, financial condition and results of operations.
On May 24, 2019, we entered into the Amended Collateral Assets IMA with Third Point LLC. We have reallocated a portion of our assets from TP Fund to fixed-income investments. The market value of our fixed-income investments is subject to fluctuation depending on changes in various factors, including prevailing interest rates and widening credit spreads. Increases in interest rates could cause the market value of our fixed-income investment portfolio to decrease, perhaps substantially. Conversely, a decline in interest rates could reduce our investment yield, which would reduce our overall profitability. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.
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
Controlled Foreign Corporations (“CFC”). United States persons who, directly or indirectly or through attribution rules, own 10% or more of the voting power or, under the TCJA, the value, of our shares, which we refer to as United States 10% shareholders, may be subject to the CFC rules. Under the CFC rules, each United States 10% shareholder must annually include its pro rata share of the CFC’s “subpart F income” and global intangible low-taxed income, even if no distributions are made. In general (subject to the special rules applicable to “related person insurance income” described below), a foreign insurance company will be treated as a CFC only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares at any time during any year. If you are a United States person we strongly urge you to consult your own tax advisor concerning the controlled foreign corporation rules.
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
Dispositions of Our Shares. If a United States shareholder is treated as disposing of shares in a CFC of which it is a United States 10% shareholder, or of shares in a foreign insurance corporation that has related person insurance income and in which United States persons collectively own 25% or more of the voting power or value of the company’s share capital, any gain from the disposition will generally be treated as a dividend to the extent of the United States shareholder’s portion of the corporation’s undistributed earnings and profits, as the case may be, that were accumulated during the period that the U.S. shareholder owned the shares. In addition, the shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the direct or indirect United States shareholder. Although not free from doubt, we believe it would be reasonable for a United States person to take the position that these rules should not apply to dispositions of our shares because we will not be directly engaged in the insurance business. We cannot assure you, however, that the IRS will interpret the proposed regulations potentially applicable to such dispositions in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.
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
If the Company and/or Third Point Re BDA are treated as FFIs for purposes of FATCA, withholdable payments and foreign passthru payments made to the Company and/or Third Point Re BDA will be subject to a 30% withholding tax unless an FFI Agreement is in effect, pursuant to which the Company and/or Third Point Re BDA would be required to provide information regarding its U.S. direct or indirect owners and to comply with other reporting, verification, due diligence and other procedures established by the IRS, including a requirement to seek waivers of non-U.S. laws that would prevent the reporting of such information. The IRS may terminate the FFI Agreement if the IRS notifies the Company and/or Third Point Re BDA that it is out of compliance with the FFI Agreement and the Company and/or Third Point Re BDA does not remediate the compliance failure. Even if the Company and/or Third Point Re BDA are subject to an FFI Agreement, distributions to an investor that are treated as foreign passthru payments generally will be subject to a 30% withholding tax (a) if the investor fails to provide information or take other actions required for the Company and/or Third Point Re BDA to comply with the FFI Agreement including, in the case of a non-U.S. investor, providing information regarding certain U.S. direct and indirect owners of the investor (and, in certain circumstances, obtaining waivers of non-U.S. law to permit such reporting), or (b) if the investor is an FFI, unless the investor (i) is subject to an FFI Agreement, (ii) establishes that an exemption applies or (iii) is required to comply with FATCA under an applicable IGA.
Under the regulations implementing FATCA, a foreign insurance company (or foreign holding company of an insurance company) that issues or is obligated to make payments with respect to an account is a foreign financial institution. For this purpose, insurance contracts treated as having “cash value” and annuity contracts issued or maintained by a financial institution are considered accounts, and certain term life insurance contracts are not considered accounts. Insurance companies that issue only property and casualty insurance contracts, or that only issue life insurance contracts lacking cash value (or that provide for limited cash value) generally would not be considered FFIs under the final regulations. However, a holding company may be treated as an FFI if it is formed in connection with or availed of by a collective investment vehicle, mutual fund, exchange traded fund, hedge fund, venture capital fund, leveraged buyout fund, or any similar investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Moreover, a company may be treated as an FFI if its gross income is primarily attributable to investing, reinvesting, or trading in financial assets and the entity is managed by an FFI, or the entity functions or holds itself out as an investment vehicle established with an investment strategy of investing, reinvesting, or trading in financial assets. Even if the Company and/or Third Point Re BDA are not treated as FFIs, then depending on whether the shares of the Company are treated as “regularly traded on one or more established securities markets” under the FATCA rules and whether the income and assets of Third Point Re BDA meet the requirements for the treatment of Third Point Re BDA as an “active NFFE,” withholdable payments to the Company and/or Third Point Re BDA may be subject to a 30% withholding tax unless the Company and/or Third Point Re BDA provide information regarding its U.S. direct or indirect owners.
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
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of December 31, 2019, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 3,494,979 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
As of December 31, 2019, a total of 22,252,206 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2019, there were share options outstanding (subject to vesting) for 8,306,658 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.

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
Third Point Re was incorporated on October 6, 2011. On December 22, 2011, KIA TP Holdings, L.P. and KEP TP Holdings, L.P., which are affiliates of Kelso & Company (collectively, “Kelso”) and Pine Brook LVR, L.P., an affiliate of Pine Brook Road Partners, LLC (collectively, “Pine Brook”, and Pine Brook and together with Kelso, the “Lead Investors” and each individually, a “Lead Investor”), Dowling Capital Partners I, L.P., an affiliate of Dowling Capital Management, LLC (collectively, “Dowling”), P RE Opportunities Ltd. (“PROL”), Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and John R. Berger (collectively, the “Founders”), together with certain members of management, committed $533.0 million to capitalize Third Point Re. As of December 31, 2019, BlackRock, Inc., the Loeb Entities and the Company’s directors and named executive officers, as defined in the proxy statement, beneficially own approximately 13.0%, 9.4% and 8.2% of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and options representing the right to purchase 8,080,707 common shares. As a result, Kelso, BlackRock, Inc., the Loeb Entities, our directors and named executive officers could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
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

•	require that directors only be removed from office for cause by majority shareholder vote;

•	allow Kelso to appoint one director for so long as they hold not less than 25% of the number of shares respectively held as of December 22, 2011;

•	require a supermajority vote of shareholders to effect certain amendments to our memorandum of association and bye-laws; and

•
provide a consent right on the part of Kelso and Daniel S. Loeb to any amendments to our bye-laws or memorandum of association which would have a material adverse effect on their rights for so long as they hold not less than 25% of the number of shares respectively held as of December 22, 2011.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space in Jersey City, New Jersey for Third Point Re USA’s operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2019, refer to Note 20 to the accompanying consolidated financial statements.
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
Our common shares are listed on the NYSE under the symbol “TPRE”. On February 25, 2020, the latest practicable date, the last reported sale price of our common shares was $10.28 per share and there were 56 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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

Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in Column 1) (3)
Equity compensation plans approved by shareholders	8,306,658	$13.45	9,006,995
Equity compensation plans not approved by shareholders	—	n/a	—
Total	8,306,658	$13.45	9,006,995
(1) Represents the number of shares associated with options outstanding as of December 31, 2019.
(2) Represents the weighted average exercise price of options disclosed.
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.
Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”) for the five year period commencing December 31, 2014 through to December 31, 2019. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
tTPRE	$100.00	$92.55	$79.71	$101.10	$66.53	$72.60
■S&P 500	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
▲Dow Jones P&C	$100.00	$107.03	$123.03	$141.95	$134.42	$167.54

1.	The above graph assumes that the value of the investment was $100 on December 31, 2014.

2.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities
During the year ended December 31, 2019, the Company did not repurchase any of its common shares.
During the year ended December 31, 2018, the Company repurchased 10,311,123 of its common shares in the open market for an aggregate cost of $138.7 million at a weighted average cost, including commissions, of $13.45 per share.

Common shares repurchased by the Company during the year ended December 31, 2018 were retired. In addition, the Company also retired all shares previously held in treasury.
As of December 31, 2019, the Company was authorized to repurchase up to an aggregate of $61.3 million of additional common shares under its share repurchase program.
Item 6. Selected Financial Data.
The following tables set forth certain of our selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and has been derived from our consolidated financial statements. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	2019	2018	2017	2016	2015
	($ in thousands, except share and per share data)
Selected Statement of Income (Loss) Data:
Net premiums written	$622,581	$558,357	$639,145	$615,049	$700,538
Net premiums earned	700,142	621,442	547,058	590,190	602,824
Net investment income (loss)	282,560	(251,433)	391,953	98,825	(28,074)
Loss and loss adjustment expenses incurred, net	403,499	438,414	370,058	395,932	415,191
Acquisition costs, net	295,626	206,498	188,904	222,150	191,216
General and administrative expenses	53,763	36,241	53,103	39,367	46,033
Other expenses	16,619	9,610	12,674	8,387	8,614
Interest expense	8,228	8,228	8,225	8,231	7,236
Foreign exchange gains (losses)(1)	(3,635)	7,503	(12,300)	19,521	3,196
Income tax (expense) benefit	(713)	4,010	(11,976)	(5,593)	2,905
Net income (loss)	200,619	(317,469)	281,771	28,876	(87,439)
Net income (loss) available to Third Point Re common shareholders	$200,619	$(317,692)	$277,798	$27,635	$(87,390)
Basic earnings (loss) per share available to Third Point Re common shareholders	$2.18	$(3.27)	$2.71	$0.26	$(0.84)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$2.16	$(3.27)	$2.64	$0.26	$(0.84)
Property and Casualty Reinsurance Segment - Selected Ratios (2):
Loss ratio	57.6%	70.6%	67.6%	67.1%	68.9%
Acquisition cost ratio	42.2%	33.2%	34.5%	37.6%	31.7%
Composite ratio	99.8%	103.8%	102.1%	104.7%	100.6%
General and administrative expense ratio	3.4%	3.0%	5.6%	3.8%	4.1%
Combined ratio	103.2%	106.8%	107.7%	108.5%	104.7%

Net investment return on investments managed by TP LLC (3)	12.8%	(10.8)%	17.7%	4.2%	(1.6)%

(1)
The foreign exchange gains (losses) are offset by corresponding foreign exchange gains (losses) included in net investment income (loss) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts.

(2)
Underwriting ratios are for the property and casualty reinsurance segment only. See additional information in Note 21 to our consolidated financial statements included elsewhere in this Annual Report. Underwriting ratios are calculated by dividing the related expense by net premiums earned.

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

	2019	2018	2017	2016	2015
	($ in thousands, except per share data)
Selected Balance Sheet Data:
Total investments in securities (1)	$989,701	$1,523,728	$2,995,939	$2,647,512	$2,317,244
Cash and cash equivalents (2)	639,415	104,183	8,197	9,951	20,407
Restricted cash and cash equivalents	1,014,543	609,154	541,136	298,940	330,915
Reinsurance balances receivable, net	596,120	602,448	476,008	381,951	294,313
Deferred acquisition costs, net	154,717	203,842	258,793	221,618	197,093
Total assets	3,439,694	3,086,234	4,671,794	3,895,644	3,545,108
Reinsurance balances payable	81,941	69,701	41,614	43,171	24,119
Deposit liabilities (3)	172,259	145,342	129,133	104,905	83,955
Unearned premium reserves	524,768	602,936	649,518	557,076	531,710
Loss and loss adjustment expense reserves	1,111,692	937,157	720,570	605,129	466,047
Total liabilities (1)	2,025,620	1,881,660	2,902,079	2,445,919	2,149,225
Shareholders’ equity attributable to Third Point Re common shareholders	1,414,074	1,204,574	1,656,089	1,414,051	1,379,726
Total shareholders’ equity	$1,414,074	$1,204,574	$1,661,496	$1,449,725	$1,395,883
Book value per share data:
Basic book value per share (4)	$15.37	$13.15	$16.33	$13.57	$13.23
Diluted book value per share (4)	$15.04	$12.98	$15.71	$13.29	$12.81
Selected ratios:
Change in diluted book value per share (4)	15.9%	(17.4)%	18.2%	3.8%	(5.0)%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (4)	16.7%	(20.0)%	20.1%	2.0%	(6.0)%

(1)
Effective August 31, 2018, Third Point Re and the TPRE Limited Partners entered into the 2018 LPA to invest in TP Fund, a related party investment fund.  As a result, substantially all assets and related liabilities were transferred from the Company’s separate accounts to TP Fund and the TPRE Limited Partners received limited partnership interests in TP Fund in exchange. The TPRE Limited Partners no longer directly hold their invested assets and liabilities but instead, hold an investment in TP Fund. See Item 1. “Business” and Note 4 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the LPA and TP Fund

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

(4)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. In the year ended December 31, 2019, we changed our method for calculating the impact of options and warrants on diluted book value per share to the treasury stock method. See the reconciliations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with Part II, Item 6. “Selected Financial Data”, and our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”).

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
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income (loss), certain general and administrative expenses related to corporate activities, other expenses, interest expense, foreign exchange (gains) losses and income tax (expense) benefit.
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
We have historically focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and have limited our underwriting of property catastrophe risk. However, we have incrementally expanded the lines of business and forms of reinsurance on which we focus where we believe the higher expected margins adequately compensate us for the increased risk. During the year ended December 31, 2019, we wrote $68.3 million of new property catastrophe business.
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
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC. Third Point LLC serves as investment manager for TP Fund, as well as for our collateral assets and other fixed income investments.
The TP Fund investment strategy, as implemented by Third Point LLC, is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures.
On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019. We entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of a substantial portion of our assets that were reallocated from TP Fund into cash, U.S. Treasuries and other fixed income investments.
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
Since the beginning of 2019, the property catastrophe reinsurance market, and in particular the Florida windstorm, California wildfire, Japan windstorm and loss affected retrocession market has been experiencing increases in rate due to significant catastrophe losses in recent years, increases in loss estimates on prior year losses, and in some cases reduced supply. This momentum continued during the January 2020 renewal season where we have seen rate increases across most property catastrophe contracts. Property catastrophe reinsurance pricing in regions that have not been impacted by loss has remained broadly flat, but the reduction in pricing that was experienced in those regions over the last few years has ceased.  As a result of changes in market conditions as well as having an established portfolio in place as we entered the January 2020 renewal season, we re-positioned our property catastrophe portfolio into more attractive sub-segments of this market. We reduced the amount of premium from retrocessional quota share contracts, where we pay a ceding commission and increased the amount of premium from direct reinsurance as well as retrocessional excess of loss contracts. Although we expect a similar amount of property catastrophe premium in 2020, we expect the re-positioning of the property catastrophe portfolio to result in improved profitability.
Outside of property catastrophe reinsurance, we have also experienced some improvement in reinsurance terms and conditions and underlying pricing across our portfolio, with the previously observed trends continuing through the January 2020 renewals, as expected.
We continue to see evidence of increasing casualty loss trends across the market. We assume casualty exposure through selected cedents and classes of business. We incorporate the potential for elevated loss trends in our pricing analyses and endeavor to mitigate the potential impact of such increases in loss trend by structuring our contracts accordingly.  We monitor and analyze each individual reinsurance contract on a quarterly basis and proactively respond to the actual experience observed within each contract, adjusting reserves as appropriate. Thus far, the observed loss trend and experience across our overall portfolio has generally been within our pricing and reserving expectations.
We have expanded the lines of business and forms of reinsurance on which we focus to achieve our goal of underwriting a reinsurance portfolio with an expected combined ratio below 100%, which we expect to achieve in 2020, subject to property catastrophe losses exceeding expectations. This expansion includes lines of business and forms of reinsurance with increased risk profiles where we believe the higher expected margins adequately compensate us for the increased risk. In addition to commencing writing property catastrophe business in 2019, we also expanded into new, primarily event driven, specialty lines of business. We plan to continue to expand our activity in these lines of business and to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2020. As such, we recently hired senior underwriters and other support staff to support our growth and deploy capital efficiently.

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
Key Performance Indicators
We believe that by combining a disciplined and opportunistic approach to reinsurance underwriting with investment results from the active management of TP Fund’s investment portfolio, in which we invest, as well as stable returns from our other investments, we will be able to generate attractive returns for our shareholders. The key financial measures that we believe are most meaningful in analyzing our performance are: net underwriting income (loss) for our property and casualty reinsurance segment, combined ratio for our property and casualty reinsurance segment, net investment income (loss), net investment return on investments managed by Third Point LLC, basic book value per share, diluted book value per share, growth in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders.
The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(22,349)	$(42,105)	$(42,560)
Combined ratio (1)	103.2%	106.8%	107.7%

Key investment return metrics:
Net investment income (loss)	$282,560	$(251,433)	$391,953
Net investment return on investments managed by Third Point LLC	12.8%	(10.8)%	17.7%

Key shareholders’ value creation metrics:
Basic book value per share (2)	$15.37	$13.15	$16.33
Diluted book value per share (2)	$15.04	$12.98	$15.71
Change in diluted book value per share (2)	15.9%	(17.4)%	18.2%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	16.7%	(20.0)%	20.1%

(1)	See Note 21 to the accompanying consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. In the year ended December 31, 2019, we changed our method for calculating the impact of options and warrants on diluted book value per share to the treasury stock method. See reconciliations in “Non-GAAP Financial Measures and Other Financial Metrics”.

Key Underwriting Metrics for Property and Casualty Reinsurance segment
See “Segment Results - Property and Casualty Reinsurance” below for additional details.
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
Key Shareholders’ Value Creation Metrics
Basic Book Value Per Share and Diluted Book Value Per Share
Basic book value per share and diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. In the year ended December 31, 2019, we changed our method for calculating the impact of options and warrants on diluted book value per share to the treasury stock method. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliations.
As of December 31, 2019, basic book value per share was $15.37, representing an increase of $2.22 per share, or 16.9%, from $13.15 per share as of December 31, 2018. As of December 31, 2018, basic book value per share was $13.15, representing a decrease of $3.18 per share, or 19.5%, from $16.33 per share as of December 31, 2017. The changes were primarily due to net income (loss) in the year and were also affected by share repurchases in 2018.
As of December 31, 2019, diluted book value per share was $15.04, representing an increase of $2.06 per share, or 15.9%, from $12.98 per share as of December 31, 2018. As of December 31, 2018, diluted book value per share was $12.98, representing a decrease of $2.73 per share, or 17.4%, from $15.71 per share as of December 31, 2017. The changes were primarily due to net income (loss) in the year and were also affected by share repurchases in 2018.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The increase in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to net income during the year.

The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a net loss during the year.
Consolidated Results of Operations—Years ended December 31, 2019, 2018 and 2017
The following table sets forth the key items discussed in the consolidated results of operations section, and the year over year changes, for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	Change	2017	Change
	($ in thousands)
Net underwriting loss	$(22,349)	$(42,105)	$19,756	$(42,560)	$455
Net investment income (loss)	282,560	(251,433)	533,993	391,953	(643,386)
Net investment return on investments managed by Third Point LLC	12.8%	(10.8)%	23.6%	17.7%	(28.5)%
Corporate expenses	(30,397)	(17,606)	(12,791)	(22,447)	4,841
Other expenses	(16,619)	(9,610)	(7,009)	(12,674)	3,064
Interest expense	(8,228)	(8,228)	—	(8,225)	(3)
Foreign exchange gains (losses)	(3,635)	7,503	(11,138)	(12,300)	19,803
Income tax (expense) benefit	(713)	4,010	4,723	(11,976)	(15,986)
Net income (loss) available to Third Point Re common shareholders	$200,619	$(317,692)	$518,311	$277,798	$(595,490)
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies, we expect volatility in our investment returns and net investment income and therefore in our consolidated results.
Investment Results
Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	($ in thousands)
TP Fund	$860,630	$1,284,004
Collateral assets (1)	1,141,154	850,127
Other investment assets (1)	588,343	—
Total net investments managed by Third Point LLC	$2,590,127	$2,134,131

(1)	Collateral assets and other investment assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.
The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of December 31, 2019 and 2018 by strategy and geography:

	December 31, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Equity	50%	(22)%	28%	54%	(22)%	32%
Credit	9%	—%	9%	18%	(4)%	14%
Other	7%	(2)%	5%	9%	(1)%	8%
	66%	(24)%	42%	81%	(27)%	54%

	December 31, 2019			December 31, 2018
	Long	Short	Net	Long	Short	Net
Americas	47%	(17)%	30%	70%	(21)%	49%
Europe, Middle East and Africa	14%	(3)%	11%	11%	(3)%	8%
Asia	5%	(4)%	1%	—%	(3)%	(3)%
	66%	(24)%	42%	81%	(27)%	54%
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
Investment Returns
The following is a summary of the net investment return for our total net investments managed by Third Point LLC for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net investment return from separate account investment structure	—%	0.7%	17.7%
TP Fund	22.9%	(17.3)%	—%
Collateral and other investments	2.3%	0.4%	—%
Net investment return on investments managed by Third Point LLC (1)	12.8%	(10.8)%	17.7%

(1)	Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment income (loss) for our total net investments managed by Third Point LLC for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	($ in thousands)
Net investment income from separate account investment structure	$—	$25,971	$392,039
TP Fund	249,626	(280,847)	—
Collateral and other investments	30,902	3,253	—
Net investment income (loss) on investments managed by Third Point LLC (1)	$280,528	$(251,623)	$392,039

(1)	Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment return by investment strategy on total net investments managed by Third Point LLC for the years ended December 31, 2019, 2018 and 2017:

	2019
	Long	Short	Net
Equity	16.6%	(6.1)%	10.5%
Credit	1.1%	(0.5)%	0.6%
Other	1.7%	—%	1.7%
Net investment return on investments managed by Third Point LLC	19.4%	(6.6)%	12.8%

	2018
	Long	Short	Net
Equity	(8.7)%	0.1%	(8.6)%
Credit	—%	(0.2)%	(0.2)%
Other	(2.8)%	0.8%	(2.0)%
Net investment return on investments managed by Third Point LLC	(11.5)%	0.7%	(10.8)%

	2017
	Long	Short	Net
Equity	21.5%	(4.6)%	16.9%
Credit	0.7%	(0.6)%	0.1%
Other	1.8%	(1.1)%	0.7%
Net investment return on investments managed by Third Point LLC	24.0%	(6.3)%	17.7%
Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC. Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund. In addition, collateral assets and certain other investment assets, including fixed income securities, are managed by Third Point LLC. The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investments in TP Fund, collateral assets and certain other investment assets subsequent to the date of transition. Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund’s investment manager.
For the year ended December 31, 2019, the net investment results were primarily attributable to strong returns in all core activist long equity positions. In credit, profits in the structured credit book were partially offset by losses from one large sovereign credit investment.  In the other portfolio, private investments contributed modest gains for the year.
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
The other key changes in our consolidated results for the years ended December 31, 2019 compared to the prior year periods were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis.

The increase in corporate expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to separation costs and higher payroll related costs primarily due to higher annual incentive plan compensation expense accruals and higher professional fees. Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was higher as a result of the better performance of the Company for the current year period compared to the prior year period.
The decrease in general and administrative expenses related to corporate activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a decrease in our annual incentive plan compensation expense, partially offset by higher stock compensation expense in 2018. Our annual incentive plan is based on the Company’s return on average equity and the combined ratio.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The increase in other expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to two deposit contracts that were commuted in the prior year period, resulting in gains recognized. We also revised estimates of underlying assumptions in the current year period on certain deposit liability contracts resulting in an increase in other expenses compared to the prior year period.
The decrease in other expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to two deposit contracts that were commuted in 2018, resulting in gains recognized. We also revised estimates of underlying assumptions in 2018 on certain deposit liability contracts resulting in a decrease in other expenses compared to 2017.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Gains (Losses)
The foreign exchange gains (losses) were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which worsened in the current year period and had strengthened in the prior year period. For these contracts, non U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) on loss and loss adjustment expense reserves were offset by corresponding foreign exchange gains (losses) included in net investment income (loss) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts.
Refer to “ITEM 7A. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
The increase in income tax expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries and a result of the change in our investment account structure. Prior to the change in our investment account structure, withholding taxes were included in the income taxes. As a result of the change in our investment account structure, withholding taxes are incurred by TP Fund and are now included as part of “Net investment income (loss) from investment in related party investment fund”. See Note 14 to our consolidated financial statements for additional information regarding our income taxes.
The decrease in income tax expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries.

Segment Results — Years ended December 31, 2019, 2018 and 2017
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the year over year changes for the Property and Casualty Reinsurance segment for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	Change	2017	Change
	($ in thousands)
Gross premiums written	$631,846	$578,252	$53,594	$641,620	$(63,368)
Gross premiums ceded	(9,265)	(19,895)	10,630	(2,475)	(17,420)
Net premiums earned	700,142	621,442	78,700	547,058	74,384
Loss and loss adjustment expenses incurred, net	403,499	438,414	(34,915)	370,058	68,356
Acquisition costs, net	295,626	206,498	89,128	188,904	17,594
General and administrative expenses	23,366	18,635	4,731	30,656	(12,021)
Net underwriting loss	$(22,349)	$(42,105)	$19,756	$(42,560)	$455
Underwriting ratios (1):
Loss ratio	57.6%	70.6%	(13.0)%	67.6%	3.0%
Acquisition cost ratio	42.2%	33.2%	9.0%	34.5%	(1.3)%
Composite ratio	99.8%	103.8%	(4.0)%	102.1%	1.7%
General and administrative expense ratio	3.4%	3.0%	0.4%	5.6%	(2.6)%
Combined ratio	103.2%	106.8%	(3.6)%	107.7%	(0.9)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
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

The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	($ in thousands)
Property	$144,271	22.8%	$9,070	1.6%	$136,999	21.4%
Casualty	151,893	24.0%	235,789	40.8%	269,759	42.0%
Specialty	248,044	39.3%	259,173	44.8%	125,511	19.6%
Total prospective reinsurance contracts	544,208	86.1%	504,032	87.2%	532,269	83.0%
Retroactive reinsurance contracts	87,638	13.9%	74,220	12.8%	109,351	17.0%
	$631,846	100.0%	$578,252	100.0%	$641,620	100.0%
The increase in gross premiums written of $53.6 million, or 9.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven by:
Factors resulting in increases:

•
For the year ended December 31, 2019, we wrote $300.4 million of new premium, of which $102.7 million was property business, $72.5 million was casualty business and $32.2 million was specialty business. In addition, we recognized $93.0 million related to two retroactive reinsurance contracts written in the period.

•
We recorded net increases in premium estimates relating to prior periods of $34.6 million and $12.0 million for the years ended December 31, 2019 and 2018, respectively. The increases in premium estimates for the years ended December 31, 2019 and 2018 were due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated.

Factors resulting in decreases:

•
We recognized $96.3 million of premium in the year ended December 31, 2018 related to contracts that we did not renew in the year ended December 31, 2019 as a result of underlying pricing and/or terms and conditions.

•
We recognized a net increase in premium of $16.7 million in the year ended December 31, 2019 compared to a net increase of $189.2 million in the year ended December 31, 2018 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

•
Changes in renewal premiums for the year ended December 31, 2019 resulted in a net decrease in premiums of $0.6 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

The decrease in gross premiums written of $63.3 million, or 9.9%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 was driven by:
Factors resulting in decreases:

•
We recognized a net increase in premium of $160.9 million in the year ended December 31, 2018 compared to a net increase of $301.7 million in the year ended December 31, 2017 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.

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

Gross Premiums Ceded
The decrease in gross premiums ceded for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to assumed multi-year contracts ceded under our retrocession program in 2018 that were not subject to renewal in 2019.
The increase in gross premiums ceded for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to assumed multi-year contracts ceded under our retrocession program in 2018.
Net Premiums Earned
The increase in net premiums earned for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a higher in-force underwriting portfolio and retroactive exposures in reinsurance contracts that were written and fully earned in the current year period of $85.1 million compared to $74.2 million for the year ended December 31, 2018.
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
For the year ended December 31, 2019, we incurred net catastrophe losses of $29.0 million, net of reinstatement premiums and profit commission adjustments, or 4.1 percentage points on the combined ratio, related to Hurricane Dorian, Typhoons Faxai and Hagibis and other 2019 catastrophe events, compared to $18.5 million in the year ended December 31, 2018, or 3.0 percentage points on the combined ratio, related to the California wildfires and other 2018 catastrophe events.
The following is a summary of the net impact from loss reserve development for the years ended December 31, 2019, 2018 and 2017:
For the year ended December 31, 2019, we recognized $98.5 million, or 14.1 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates. The $98.5 million of net favorable prior years’ reserve development for the year ended December 31, 2019 was accompanied by net increases of $100.9 million, or 14.4 percentage points on the combined ratio, in acquisition costs and net increases of $7.8 million in earned premium, or 1.1 percentage points on the combined ratio, resulting in a $5.4 million improvement in the net underwriting results, or 0.8 percentage points improvement on the combined ratio. The improvement in the net underwriting results was primarily due to the following factors:

•
$0.5 million of improvement in net underwriting results due to net favorable loss development on one retroactive reinsurance contract as a result of reported loss experience that was less than expected. This retroactive reinsurance contract had profit commission terms such that the net favorable reserve development associated with this contract of $69.4 million was offset by an increase in acquisition costs of $68.9 million;

•	$14.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;

•	$3.5 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience; partially offset by

•	$8.8 million of net adverse underwriting loss development relating to our general liability contracts, as a result of worse than expected loss experience; and

•	$8.1 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience.
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

The increase in acquisition costs, net, for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to $68.9 million of profit commission adjustments arising from favorable loss development on one retroactive reinsurance contract, or 9.8 percentage points, for the year ended December 31, 2019. In addition, the increase in acquisition costs, net, was also due to an increase in earned premium volume, profit commission adjustments on other contracts, and a change in mix of business.
The increase in acquisition costs, net, for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a change in mix of business resulting in a higher acquisition cost expense amount.
See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The increase in general and administrative expenses allocated to underwriting activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily the result of payroll related costs due to higher annual incentive plan compensation expense accruals and an increase in the number of employees compared to the prior year period.
The decrease in general and administrative expenses allocated to underwriting activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was the result of lower payroll related costs primarily due to lower annual incentive plan compensation expense accruals, partially offset by higher stock compensation expense and professional fees.
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
Non-GAAP Financial Measures
Basic Book Value Per Share and Diluted Book Value Per Share
In the year ended December 31, 2019, we changed the method used for calculating diluted book value per share (“DBVPS”) to the treasury stock method. Under the treasury stock method, we compute the number of new shares that can potentially be created by unexercised in-the-money warrants and options. We then assume that the proceeds received from the exercise of in-the-money warrant and/or options are used to repurchase outstanding common shares in the market. The number of additional shares that are added back to the basic book value per share denominator is equal to the difference between (i) the number of new shares potentially created by unexercised in-the-money warrants and options and (ii) the number of shares that could be repurchased in the market. The previous method used did not contemplate repurchasing shares in the market, which we believe overstated the impact of dilution. This change had no impact on basic book value per share.

The following table shows the revised DBVPS compared to the DBVPS as previously presented:

	2018	2017	2016	2015
DBVPS	$12.98	$15.71	$13.29	$12.81
DBVPS, as previously presented	12.98	15.65	13.16	12.85
Difference	$—	$0.06	$0.13	$(0.04)
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
The following table sets forth the computation of basic and diluted book value per share as of December 31, 2019, 2018 and 2017:

	2019	2018	2017
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,414,074	$1,204,574	$1,656,089
Basic and diluted book value per share denominator:
Common shares outstanding	94,225,498	93,639,610	103,282,427
Unvested restricted shares	(2,231,296)	(2,025,113)	(1,873,588)
Basic book value per share denominator:	91,994,202	91,614,497	101,408,839
Effect of dilutive warrants issued to founders and an advisor (1)	172,756	—	1,476,308
Effect of dilutive stock options issued to directors and employees (1)	225,666	—	1,615,748
Effect of dilutive restricted shares issued to directors and employees (2)	1,654,803	1,209,285	905,412
Diluted book value per share denominator:	94,047,427	92,823,782	105,406,307

Basic book value per share	$15.37	$13.15	$16.33
Diluted book value per share	$15.04	$12.98	$15.71

(1)	As of December 31, 2018, there was no dilution a result of the Company’s share price being under the lowest exercise price for warrants and options.

(2)
As of December 31, 2019, the effect of dilutive restricted shares issued to directors and employees was comprised of 340,767 restricted shares with a service condition only and 1,314,036 restricted shares with a service and performance condition that were considered probable of vesting.

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
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the years ended December 31, 2019, 2018 and 2017 was calculated as follows:

	2019	2018	2017
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$200,619	$(317,692)	$277,798
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of year	1,204,574	1,656,089	1,414,051
Impact of weighting related to shareholders’ equity from shares repurchased	—	(65,120)	(29,038)
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of year	$1,204,574	$1,590,969	$1,385,013
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	16.7%	(20.0)%	20.1%
Other Financial Metrics
Net Investment Return on Investments Managed by Third Point LLC
Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC. Effective August 31, 2018, we transitioned from our separately managed account structure to investing in TP Fund. In addition, collateral assets and certain other investment assets, including fixed income securities, are managed by Third Point LLC. The net investment return reflects the combined results of investments managed on behalf of Third Point Re BDA and Third Point Re USA prior to the transition date of August 31, 2018 and the investments in TP Fund, collateral assets and certain other investment assets subsequent to the date of transition. Prior to the transition date of August 31, 2018, the stated return was net of noncontrolling interests and net of withholding taxes, which were presented as a component of income tax expense in our consolidated statements of income (loss). Net investment return is the key indicator by which we measure the performance of Third Point LLC, TP Fund’s investment manager.
Net Underwriting Income (Loss) for Property and Casualty Reinsurance Segment
One way that we evaluate the performance of our property and casualty reinsurance results is by measuring net underwriting income (loss). We do not measure performance based on the amount of gross premiums written. Net underwriting income or loss is calculated from net premiums earned, less net loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities. See additional information in Note 21 to our consolidated financial statements.
Combined Ratio for Property and Casualty Reinsurance Segment
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and general and administrative expenses related to underwriting activities by net premiums earned. This ratio is a key indicator of a reinsurance company’s underwriting profitability. A combined ratio of greater than 100% means that loss and loss adjustment expenses, acquisition costs and general and administrative expenses related to underwriting activities exceeded net premiums earned. See additional information in Note 21 to our consolidated financial statements.

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
As of December 31, 2019, Third Point Re BDA could pay dividends to Third Point Re of approximately $314.5 million (December 31, 2018 - $260.8 million). Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to comply with the Net Worth Maintenance Agreement, we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us. As a result, Third Point Re USA could pay dividends to Third Point Re of approximately $21.6 million as of December 31, 2019 (December 31, 2018 - $1.4 million).
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
Third Point Re may also require cash to fund share repurchases. See Note 15 to our consolidated financial statements for detailed information on our share repurchases.
For additional commitments and contingencies that may affect our liquidity requirements see Note 20 to our consolidated financial statements.

Sources of Liquidity
Historically, our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the LPA to withdraw from the TP Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations. In addition, in the year ended December 31, 2019, we reallocated $750.0 million of our investments in TP Fund to cash and short-term, highly liquid, fixed income securities.
As of December 31, 2019 and 2018, the total net investments managed by Third Point LLC consisted of:

	December 31, 2019	December 31, 2018
	($ in thousands)
TP Fund	$860,630	$1,284,004
Collateral assets (1)	1,141,154	850,127
Other investment assets (1)	588,343	—
Total net investments managed by Third Point LLC	$2,590,127	$2,134,131

(1)	Collateral assets and other investment assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.
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

Operating, investing and financing cash flows for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	($ in thousands)
Net cash provided by (used in) operating activities	$141,112	$13,387	$(78,536)
Net cash provided by investing activities	786,857	377,556	265,245
Net cash provided by (used in) financing activities	12,652	(226,939)	53,733
Net increase in cash, cash equivalents and restricted cash	940,621	164,004	240,442
Cash, cash equivalents and restricted cash at beginning of year	713,337	549,333	308,891
Cash, cash equivalents and restricted cash at end of year	$1,653,958	$713,337	$549,333
Operating Activities
Cash flows from operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The increase in cash flows from operating activities in the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher net reinsurance receipts.
The increase in cash flows from operating activities in the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to higher net reinsurance receipts.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund or other fixed income investments. The amount of net reinsurance receipts can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows from investing activities primarily reflects investment activities in our separate account investment structure prior to the change in investment account structure and the net cash contributions and redemptions to and from TP Fund after such change as well as investment activities relating to our fixed income investments and collateral assets.
Cash flows provided by investing activities for the year ended December 31, 2019 primarily relates to net redemptions of $673.0 million from TP Fund. Cash flows provided by investing activities for the years ended December 31, 2018 and 2017 primarily relates to net redemptions and the proceeds from the sale and maturity of certain investments used to fund cash flows from operations and share repurchases of $138.7 million and $40.9 million, respectively.
Financing Activities
Cash flows provided by financing activities for the year ended December 31, 2019 consisted of $10.8 million from receipts on deposit liability contracts. Cash flows used in financing activities for the year ended December 31, 2018 consisted of $138.7 million for shares repurchased and $98.0 million of net withdrawals from total noncontrolling interests. Cash flows used in financing activities for the year ended December 31, 2017 consisted of $74.0 million of net contributions from total noncontrolling interests and contributions received on deposit liability contracts of $19.1 million, partially offset by $40.9 million for shares repurchased.
For the period from inception until December 31, 2019, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $308.4 million, or 36.3%, to $1,157.2 million as of December 31, 2019 from $848.8 million as of December 31, 2018. The increase was primarily due to the non-renewal of the unsecured credit facility, resulting in an increased number of reinsurance contracts where we secured our contractual obligations with assets held in trust accounts.
We invest a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments. In addition, restricted investments also pertain to limited partnership interests in TP Fund securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled.
Letter of Credit Facilities
See Note 11 to our consolidated financial statements for additional information regarding our letter of credit facilities.
As of December 31, 2019, $251.8 million (December 31, 2018 - $349.2 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of December 31, 2019.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of December 31, 2019, total cash and cash equivalents with a fair value of $254.2 million (December 31, 2018 - $204.0 million) was pledged as collateral against the letters of credit issued. Prior to the change in the investment account structure, our ability to post collateral securing letters of credit and certain reinsurance contracts depended in part on our ability to borrow against certain assets in our investment accounts through prime brokerage arrangements. As a result of the change in our investment account structure, we no longer borrow from prime brokers to post cash collateral for cash secured letter of credit agreements but hold sufficient cash to post collateral securing letters of credit and certain reinsurance contracts outside of our investments in TP Fund. See Item 1. “Business” and Note 4 to the consolidated financial statements included in this Form 10-K for additional information regarding the impact of the investment restructuring including the investment of collateral by Third Point LLC under the Collateral Assets IMA.
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
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business
Financial Condition
Shareholders’ equity
As of December 31, 2019, total shareholders’ equity was $1,414.1 million compared to $1,204.6 million as of December 31, 2018. The increase was primarily due to net income available to Third Point Re common shareholders of $200.6 million.
Investments
As of December 31, 2019, total cash and net investments managed by Third Point LLC was $2,590.1 million, compared to $2,134.1 million as of December 31, 2018. The increase was due to net investment income on investments managed by Third Point LLC of $280.5 million and net contributions of $175.5 million.

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
The indenture governing the Senior Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Senior Notes, certain of our existing or future subsidiaries may be required to guarantee the Senior Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Senior Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Senior Notes). As of December 31, 2019, we were in compliance with all of the covenants under the indenture governing the Senior Notes, and during the year then ended, no event requiring an increase in the interest rate applicable to the Senior Notes occurred.
Our contractual obligations as of December 31, 2019 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Senior Notes due 2025 (1)	$115,000	$—	$—	$—	$115,000
Scheduled interest payments (1)	44,275	8,050	16,100	16,100	4,025
Subtotal - Debt obligations	159,275	8,050	16,100	16,100	119,025
Loss and loss adjustment expense reserves (2)	1,111,692	230,785	339,658	196,418	344,831
Other operating agreements (3)	961	337	483	141	—
Rental leases (4)	1,109	833	276	—	—
Deposit liabilities (5)	172,259	21,689	36,071	39,016	75,483
	$1,445,296	$261,694	$392,588	$251,675	$539,339

(1)	See Note 11 to our consolidated financial statements for detailed information on our Senior Notes.

(2)
We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns by contract. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Policies and Accounting Estimates - Loss and Loss Adjustment Expense Reserves” for additional information.

(3)	We have service agreements for information technology support services that expire on December 31, 2021 and December 31, 2023.

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
During the year ended December 31, 2019, we recorded $34.6 million of changes in premium estimates on prior years’ contracts (2018 - $12.0 million and 2017 - $25.6 million). There was a $0.7 million impact on net income of these changes in premium estimates for the year ended December 31, 2019 (2018 - $0.7 million and 2017 - $(0.8) million). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Property and Casualty Reinsurance” for additional information on changes in premium estimates.
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
Loss and Loss Adjustment Expense Reserves
See Note 7 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding loss and loss adjustment expense reserves including reserving methodologies and additional information on loss development.
Sensitivity Analysis
The table below shows the impact of reasonably likely changes to our actuarial estimates of our client’s ceded loss on the following: loss and loss adjustment expense reserves, net; acquisition costs, net; net underwriting loss and shareholders’ equity as of and for the year ended December 31, 2019. Since many contracts that we write have sliding scale commissions, profit commissions, loss corridors or other loss mitigating features that adjust with or offset the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
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

	10% increase in ultimate loss and loss adjustment expenses, net	10% decrease in ultimate loss and loss adjustment expenses, net
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$105,336	$(127,104)
Acquisition costs, net	2,956	37,854
Increase (decrease) in net underwriting loss	108,292	(89,250)
Total shareholders’ equity	$1,414,074	$1,414,074
Increase (decrease) in shareholders’ equity	(7.7)%	6.3%
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for the year ended December 31, 2019 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We believe we are principally exposed to the following types of market risk:

•	equity price risk;

•	foreign currency risk;

•	interest rate risk;

•	commodity price risk;

•	credit risk;

•	liquidity risk; and

•	political risk.
Equity Price Risk
The investment manager of TP Fund, Third Point LLC, tracks the performance and exposures of the TP Fund, each strategy and sector, and selective individual securities. A particular focus is placed on “beta” exposure, which is the portion of the portfolio that is directly correlated to risks and movements of the equity market as a whole (usually represented by the S&P 500 index) as opposed to idiosyncratic risks and factors associated with a specific position. Further, the performance of our investment portfolio has historically been compared to several market indices, including the S&P 500, MSCI World, CS/Tremont Event Driven Index, HFRI Event Driven Index, and others.
As of December 31, 2019, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of December 31, 2019, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $49.7 million, or 2.0% (December 31, 2018 - $70.3 million, or 3.3%) of total net investments managed by Third Point LLC. As a result of the change in our investment strategy and the reduction of our investment in TP Fund in the period, our exposure to equity price risk has decreased since December 31, 2018.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $587.6 million, or 13.5%, were written in currencies other than the U.S. dollar. As of December 31, 2019, loss and loss adjustment expense reserves included $171.5 million (December 31, 2018 - $223.2 million) and net reinsurance balances receivable included $10.9 million (December 31, 2018 - $82.4 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $170.2 million as of December 31, 2019 (December 31, 2018 - $165.7 million). The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2019, through our investment in TP Fund, the Company had total net short exposure to foreign denominated securities representing 3.2% (December 31, 2018 - 11.9%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $87.1 million (December 31, 2018 - $254.0 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of December 31, 2019:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$19,024	0.7%	$(19,024)	(0.7)%
Swiss Franc	(4,453)	(0.2)%	4,453	0.2%
Japanese Yen	(3,948)	(0.2)%	3,948	0.2%
Other	505	—%	(505)	—%
Total	$11,128	0.3%	$(11,128)	(0.3)%
Interest Rate Risk
Our net investments managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other fixed income investments, include interest rate sensitive securities, such as corporate bonds, U.S. treasury securities and sovereign debt instruments, asset-backed securities (“ABS”), and interest rate options and derivatives. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the fair value of our long fixed-income portfolio falls, and the opposite is also true as interest rates fall. Additionally, some of our sovereign debt instruments, ABS and derivative investments may also be credit sensitive and their value may indirectly fluctuate with changes in interest rates.
The effect of interest rate movements have historically not had a material impact on the performance of our net investments as managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other fixed income investments. However, Third Point LLC monitors the potential effects of interest rate shifts by performing stress tests against the portfolio composition using both third-party and in-house risk systems.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other short-term investments, as of December 31, 2019:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments (1)	$(9,610)	(0.4)%	$11,196	0.4%
Asset-backed securities (2)	(2,769)	(0.1)%	2,775	0.1%
Interest rate swaps and derivatives	54	—%	(54)	—%
Net exposure to interest rate risk	$(12,325)	(0.5)%	$13,917	0.5%

(1)	Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts and other instruments underlying the TP Fund.

(2)
Includes instruments for which durations are available on December 31, 2019. Includes a convexity adjustment if convexity is available. Not included are mortgage hedges which would reduce the impact of interest rate changes.

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
As of December 31, 2019, the TP Fund had de minimis (December 31, 2018 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely, monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $407.9 million, or 9.4%, of credit and financial lines premium since inception, of which $44.6 million was written in the year ended December 31, 2019. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.

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
As of December 31, 2019 and 2018, through our investment in TP Fund, the Company was exposed to non-investment grade securities. Non-investment grade securities consist of securities having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, and were as follows:

	2019	2018
	($ in thousands)
Assets:
Asset-backed securities	$133,326	$180,458
Bank debt	11,786	24,299
Corporate bonds	79,178	75,131
Municipal bonds	—	25,505
Sovereign debt	1,250	3,864
Trade claims	102	167
	$225,642	$309,424
Liabilities:
Corporate bonds	$2,849	$11,141
	$2,849	$11,141
As of December 31, 2019 and 2018, through our investment in TP Fund, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of December 31, 2019 and 2018, the largest concentration of our ABS holdings were as follows:

	2019		2018
	($ in thousands)
Reperforming loans	$101,587	75.9%	$118,595	65.7%
Market place loans	22,979	17.2%	51,623	28.6%
Other (1)	9,241	6.9%	10,240	5.7%
	$133,807	100.0%	$180,458	100.0%

(1)	Other includes: U.S. Alt-A positions, collateralized debt obligations, commercial mortgage-backed securities, non-U.S. RMBS and aircraft ABS.

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
Liquidity Risk
Certain of the investments underlying the TP Fund may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS which represent 12.0% (December 31, 2018 - 14.1%) of total net investments managed by Third Point LLC as of December 31, 2019. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of December 31, 2019, through our investment in the TP Fund, we had $1,022.9 million (December 31, 2018 - $877.2 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges. In addition, in the year ended December 31, 2019, we reallocated $750.0 million of our investments from TP Fund to short-term, highly liquid, fixed income investments, increasing our liquidity and reducing our liquidity risk.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Third Point Reinsurance Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Third Point Reinsurance Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 28, 2020

Item 9B. Other Information
On February 27, 2020, Steven E. Fass and Mary R. Hennessy, members of the Board of Directors (the “Board”) of  the Company, notified the Board that they will not stand for reelection at the Company’s 2020 Annual Shareholder Meeting.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2019 pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item relating to executive compensation is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2019 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information relating to this Item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information”.
The balance of the information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2019 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2019 pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
The information required by this Item relating to principal accounting fees and services is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2019 pursuant to Regulation 14A.

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

4.12	7.00% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)
4.13	Description of Share Capital

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

10.3.6 **	Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, entered into on March 17, 2017, effective as of March 1, 2017
10.3.6.1 **
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, entered into as of April 24, 2019 (incorporated by reference to Exhibit 10.3.6.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)

10.3.6.2 **
Separation Agreement and Release between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of May 8, 2019 (incorporated by reference to Exhibit 10.3.6.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

10.4*&**	Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of January 23, 2012
10.4.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of April 1, 2015 (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.4.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III dated as of May 4, 2016 (incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.4.3**
Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into on March 17, 2017, effective as of March 1, 2017 (incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.4.4**
Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of August 3, 2017 (incorporated by reference to Exhibit 10.4.4 to the to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.4.5 **
Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of April 1, 2018 (incorporated by reference to Exhibit 10.4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018)

10.4.6 **
Amendment No. 6 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of May 8, 2019 (incorporated by reference to Exhibit 10.4.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

10.5*&**	Share Incentive Plan
10.6*&**	Form of Restricted Share Award Agreement
10.6.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.6.2**	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.6.3**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015)
10.6.4**	Amendment to Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016)

10.6.4.1	Form of Employee Performance Restricted Shares Agreement (incorporated by referenced to Exhibit 10.6.4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)
10.6.5**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.5 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016)
10.6.6**	Form of Employee Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)
10.7*&**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan
10.8**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014)
10.8.1**	Schedule of Signatories to the Director Service Agreement as of December 31, 2019
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

10.26*†	Letter Agreement dated as of December 22, 2011
10.27*&**	Section 409A Specified Employee Policy
10.28*&**	Director and Officer Indemnification Agreement
10.28.1**	Schedule of Signatories to the Director and Officer Indemnification Agreement as of December 31, 2019
10.29
Amended and Restated Director Compensation Policy dated May 9, 2018 Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)

10.30**
Amended and Restated Employment Agreement between Third Point Reinsurance Ltd. and Christopher S. Coleman, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015)

10.33
Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, between Third Point Advisors LLC, as General Partner, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., and the initial limited partner, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.33.1
Second Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, by and among Third Point Advisors LLC, as General Partner, Third Point Reinsurance Company Ltd. and Third Point Reinsurance (USA) Ltd., as Limited Partners, and Third Point Reinsurance Ltd., dated as of February 28, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2019)

10.34
Subscription Agreement among Third Point Enhanced LP, Third Point Reinsurance Company Ltd., and Third Point Reinsurance (USA) Ltd., dated as of July 31, 2018 (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.35
Collateral Assets Investment Management Agreement among Third Point LLC, Third Point Reinsurance Company Ltd., and Third Point Reinsurance (USA) Ltd., dated as of July 31, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.37
Termination Agreement among Third Point Reinsurance Company Ltd., Third Point Reinsurance Ltd., Third Point LLC and Third Point Advisors LLC, dated July 31, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.38
Termination Agreement among Third Point Re (USA) Holdings Inc., Third Point Reinsurance (USA) Ltd., Third Point LLC and Third Point Advisors LLC, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.39
Amended and Restated Collateral Assets Investment Management Agreement dated May 24, 2019 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019)

10.40	Employment agreement between Third Point Reinsurance Ltd. and Janice R. Weidenborner, dated as of September 21, 2015
10.41	Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of March 22, 2017
10.41.1	Amendment No. 1 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of April 1, 2019
10.41.2	Amendment No. 2 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of May 10, 2019
21.1	List of Subsidiaries as of December 31, 2019
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Third Point Enhanced LP Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney signed by each of the members of the Board of Directors on February 27, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Audited Financial Statements of Third Point Enhanced LP as of December 31, 2018 and for the period from September 3, 2018 (Commencement of Operations) to December 31, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2019)

99.1.1	Audited Financial Statements of Third Point Enhanced LP as of and for the year ended December 31, 2019
101.INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 28, 2020.
THIRD POINT REINSURANCE LTD.
(Registrant)

By:	/s/ Daniel V. Malloy
Name: Daniel V. Malloy

Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
*		Chairman of the Board	February 28, 2020
Joshua L. Targoff

/s/ Daniel V. Malloy		Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Daniel V. Malloy

/s/ Christopher S. Coleman		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Christopher S. Coleman

*		Director	February 28, 2020
Joseph L. Dowling III

*		Director	February 28, 2020
Steven E. Fass

*		Director	February 28, 2020
Rafe de la Gueronniere

*		Director	February 28, 2020
Gretchen A. Hayes

*		Director	February 28, 2020
Mary R. Hennessy

*		Director	February 28, 2020
Mark Parkin

*		Director	February 28, 2020
Siddhartha Sankaran

* By:	/s/ Janice Weidenborner
Name: Title:	Janice Weidenborner Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Third Point Reinsurance Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of incurred but not reported loss and loss adjustment expense reserves

Description of the Matter
At December 31, 2019, the Company’s incurred but not reported loss and loss adjustment expense reserves (IBNR reserves) were $963.3 million which are included in the loss and loss adjustment expense reserves of $1,111.7 million. As described in Notes 2 and 7 of the consolidated financial statements, IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses at a given point in time. Inherent in the estimate of ultimate loss and loss adjustment expenses for the property and casualty segment, including catastrophe events, are the uncertainties of future expected trends in claim severity and frequency which may vary significantly as claims are settled. The uncertainties are primarily due to the preliminary nature of the information, the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims, the diversity of development patterns among different types of reinsurance treaties, and the reliance on the cedents and brokers for information regarding claims. In particular, the estimate of ultimate loss and loss adjustment expenses is sensitive to significant assumptions including the initial expected loss ratio, paid and incurred loss development factors, the selection and weighting of the principal actuarial methods applied to project the ultimate losses, and the estimate of the ultimate loss for a catastrophe event.

Auditing management’s best estimate of IBNR reserves was complex and involved a high degree of subjectivity in evaluating management’s methods and assumptions used in determining the ultimate loss and loss adjustment expenses and the valuation of the IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the relevant controls over the Company’s IBNR reserves estimation process, including, among others, management review controls over the significant judgment applied on the selection and weighting of the actuarial methods and assumptions in the calculation of the IBNR reserves.

Our audit procedures also included, among others, agreeing the key contract terms for selected contracts to the terms used in the reserve calculation (including coverage basis and years of coverage) and agreeing samples of outstanding loss reserves and paid losses to original source documentation.

To test the IBNR reserves, our audit procedures included, among others, utilizing the assistance of actuarial specialists. Our actuarial specialist assessed the selection and weighting of the principal actuarial methods applied by management to project the ultimate losses by comparing management’s methods and assumptions used with historical experience and prior period methods and assumptions. Our actuarial specialists evaluated the loss development factors including comparison to industry benchmarks, assessed the initial expected loss ratio as determined at pricing on a sample basis and assessed the estimate of catastrophic event losses with comparison to industry losses for selected events. Further, our actuarial specialists independently projected the ultimate loss by applying generally accepted actuarial methods at the individual contract level, independently calculated a range of reasonable reserve estimates and compared the range of reserve estimates to the Company’s recorded loss and loss adjustment expenses reserves.

/s/ Ernst & Young Ltd.

We have served as the Company’s auditor since 2012.

Hamilton, Bermuda
February 28, 2020

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2019	December 31, 2018
Assets
Investment in related party investment fund, at fair value (cost - $891,850; 2018 - $1,564,850)	$860,630	$1,284,004
Debt securities, trading, at fair value (cost - $129,330; 2018 - $252,362)	125,071	239,640
Other investments, at fair value	4,000	84
Total investments	989,701	1,523,728
Cash and cash equivalents	639,415	104,183
Restricted cash and cash equivalents	1,014,543	609,154
Due from brokers	—	1,411
Interest and dividends receivable	2,178	1,316
Reinsurance balances receivable	596,120	602,448
Deferred acquisition costs, net	154,717	203,842
Unearned premiums ceded	16,945	17,552
Loss and loss adjustment expenses recoverable	5,520	2,031
Other assets	20,555	20,569
Total assets	$3,439,694	$3,086,234
Liabilities
Accounts payable and accrued expenses	$17,816	$7,261
Reinsurance balances payable	81,941	69,701
Deposit liabilities	172,259	145,342
Unearned premium reserves	524,768	602,936
Loss and loss adjustment expense reserves	1,111,692	937,157
Participation agreement with related party investment fund	—	2,297
Interest and dividends payable	3,055	3,055
Senior notes payable, net of deferred costs	114,089	113,911
Total liabilities	2,025,620	1,881,660
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 94,225,498; 2018 - 93,639,610)	9,423	9,364
Additional paid-in capital	927,704	918,882
Retained earnings	476,947	276,328
Shareholders’ equity attributable to Third Point Re common shareholders	1,414,074	1,204,574
Total liabilities and shareholders’ equity	$3,439,694	$3,086,234

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2019, 2018 and 2017
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2019	2018	2017
Revenues
Gross premiums written	$631,846	$578,252	$641,620
Gross premiums ceded	(9,265)	(19,895)	(2,475)
Net premiums written	622,581	558,357	639,145
Change in net unearned premium reserves	77,561	63,085	(92,087)
Net premiums earned	700,142	621,442	547,058
Net investment income (loss) from investment in related party investment fund	249,626	(280,847)	—
Net investment income before management and performance fees to related parties	32,934	59,259	522,664
Management and performance fees to related parties (1)	—	(29,845)	(130,711)
Net investment income (loss)	282,560	(251,433)	391,953
Total revenues	982,702	370,009	939,011
Expenses
Loss and loss adjustment expenses incurred, net	403,499	438,414	370,058
Acquisition costs, net	295,626	206,498	188,904
General and administrative expenses	53,763	36,241	53,103
Other expenses	16,619	9,610	12,674
Interest expense	8,228	8,228	8,225
Foreign exchange (gains) losses	3,635	(7,503)	12,300
Total expenses	781,370	691,488	645,264
Income (loss) before income tax (expense) benefit	201,332	(321,479)	293,747
Income tax (expense) benefit	(713)	4,010	(11,976)
Net income (loss)	200,619	(317,469)	281,771
Net income attributable to noncontrolling interests in related party	—	(223)	(3,973)
Net income (loss) available to Third Point Re common shareholders	$200,619	$(317,692)	$277,798
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$2.18	$(3.27)	$2.71
Diluted earnings (loss) per share available to Third Point Re common shareholders	$2.16	$(3.27)	$2.64
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,835,990	97,054,315	102,264,094
Diluted	92,652,316	97,054,315	105,227,038

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

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2019, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2019	2018	2017
Common shares
Balance, beginning of year	$9,364	$10,723	$10,650
Issuance of common shares, net	59	67	73
Common shares repurchased and retired	—	(1,426)	—
Balance, end of year	9,423	9,364	10,723
Treasury shares
Balance, beginning of year	—	(48,253)	(7,389)
Repurchase of common shares	—	—	(40,864)
Retirement of treasury shares	—	48,253	—
Balance, end of year	—	—	(48,253)
Additional paid-in capital
Balance, beginning of year	918,882	1,099,599	1,094,568
Issuance of common shares, net	1,761	(141)	1,432
Share compensation expense	7,061	4,956	3,599
Common shares repurchased and retired	—	(185,532)	—
Balance, end of year	927,704	918,882	1,099,599
Retained earnings
Balance, beginning of year	276,328	594,020	316,222
Net income (loss)	200,619	(317,469)	281,771
Net income attributable to noncontrolling interests in related party	—	(223)	(3,973)
Balance, end of year	476,947	276,328	594,020
Shareholders’ equity attributable to Third Point Re common shareholders	1,414,074	1,204,574	1,656,089
Noncontrolling interests in related party	—	—	5,407
Total shareholders’ equity	$1,414,074	$1,204,574	$1,661,496

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018 and 2017
(expressed in thousands of U.S. dollars)

	2019	2018	2017
Operating activities
Net income (loss)	$200,619	$(317,469)	$281,771
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation expense	7,061	4,956	3,599
Net interest expense (income) on deposit liabilities	5,879	(1,273)	2,800
Net realized and unrealized gain on investments and derivatives	(2,522)	(34,145)	(480,045)
Net realized and unrealized (gain) loss on investment in related party investment fund	(249,626)	280,847	—
Net foreign exchange (gains) losses	3,635	(7,503)	12,300
Amortization of premium and accretion of discount, net	(1,382)	4,134	473
Changes in assets and liabilities:
Reinsurance balances receivable	30,039	(120,620)	(86,606)
Deferred acquisition costs, net	49,125	54,951	(37,175)
Unearned premiums ceded	607	(16,503)	(354)
Loss and loss adjustment expenses recoverable	(3,489)	(918)	(1,112)
Other assets	(172)	(13,486)	9,137
Interest and dividends receivable, net	(862)	(2,716)	3,563
Unearned premium reserves	(78,168)	(46,582)	92,442
Loss and loss adjustment expense reserves	157,849	225,670	97,922
Accounts payable and accrued expenses	10,555	(24,684)	24,212
Reinsurance balances payable	11,964	28,728	(1,463)
Net cash provided by (used in) operating activities	141,112	13,387	(78,536)
Investing activities
Proceeds from redemptions from related party investment fund	760,000	142,968	—
Contributions to related party investment fund	(87,000)	(136,626)	—
Change in participation agreement with related party investment fund	(2,297)	(20,852)	—
Purchases of investments	(331,463)	(3,483,319)	(3,099,525)
Proceeds from sales and maturities of investments	446,206	3,475,515	3,228,251
Purchases of investments to cover short sales	—	(853,798)	(791,753)
Proceeds from short sales of investments	—	800,508	1,048,552
Change in due to/from brokers, net	1,411	482,778	(149,898)
Increase (decrease) in securities sold under an agreement to repurchase	—	(29,618)	29,618
Net cash provided by investing activities	786,857	377,556	265,245
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,888	—	1,505
Taxes paid on withholding shares	(68)	(74)	—
Purchases of Third Point Re common shares under share repurchase program	—	(138,705)	(40,864)
Net proceeds from deposit liability contracts	10,832	9,790	19,113
Change in total noncontrolling interests in related party, net	—	(97,950)	73,979
Net cash provided by (used in) financing activities	12,652	(226,939)	53,733
Net increase in cash, cash equivalents and restricted cash	940,621	164,004	240,442
Cash, cash equivalents and restricted cash at beginning of year	713,337	549,333	308,891
Cash, cash equivalents and restricted cash at end of year	$1,653,958	$713,337	$549,333
Supplementary information
Interest paid in cash	$8,051	$25,578	$21,394
Income taxes paid in cash	$10	$7,274	$7,810
Non-cash transfer of net investment assets to the related party investment fund	$—	$1,571,191	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
1. Organization
Third Point Reinsurance Ltd. (together with its consolidated subsidiaries, “Third Point Re” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011.  Through its reinsurance subsidiaries, the Company is a provider of global property and casualty reinsurance products.  The Company operates through two licensed reinsurance subsidiaries, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”), a Bermuda reinsurance company that commenced operations in January 2012, and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”).
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
Premiums written are earned over the exposure period in proportion to the period of risk covered. Reinstatement premiums are earned when written. Unearned premiums represent the portion of premiums written that relate to the remaining term of the underlying policies in force.
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
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2019, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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
Derivatives
Investments
Prior to the change in the investment account structure, derivative instruments within our investment assets managed by our investment manager, Third Point LLC, were recorded in the consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognized in net investment income (loss) in the consolidated statements of income (loss).
Derivatives served as a key component of the Company’s investment strategy and were utilized primarily to structure the portfolio, or individual investments, and to economically match the investment objectives of the Company. The Company’s derivatives did not qualify as hedges for financial reporting purposes and were recorded in the consolidated balance sheets on a gross basis and not offset against any collateral pledged or received. Pursuant to the International Swaps and Derivatives Association (“ISDA”) master agreements, securities lending agreements and other derivatives agreements, the Company and its counterparties typically have the ability to net certain payments owed to each other in specified circumstances. In addition, in the event a party to one of the ISDA master agreements, securities lending agreements or other derivatives agreements defaults, or a transaction is otherwise subject to termination, the non-defaulting party generally has the right to set off against payments owed to the defaulting party or collateral held by the non-defaulting party.
The Company entered into derivative contracts to manage credit risk, interest rate risk, currency exchange risk and other exposure risks. The Company used derivatives in connection with its risk-management activities to economically hedge certain risks and to gain exposure to certain investments. The utilization of derivative contracts also allowed for an efficient means by which to trade certain asset classes.
Fair values of derivatives were determined by using quoted market prices, industry recognized pricing vendors and counterparty quotes when available; otherwise fair values were based on pricing models that consider the time value of money, volatility and the current market and contractual prices of underlying financial instruments.
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

Other expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts as well as changes in value of embedded derivatives in reinsurance contracts and deposit liability contracts that have variable interest crediting features. Variable and fixed interest crediting features are calculated on funds transferred to the Company where interest is credited based on actual cash received into a notional experience account. The ceding company can typically elect to commute at specific points in time in exchange for the amounts held in the notional experience account. For those contracts that contain variable interest crediting features, actual investment returns realized by the Company are included in the calculation, which can increase the overall effective interest crediting rate on those contracts. Variable interest credit features are accounted for as embedded derivatives. Fixed interest credits on reinsurance contracts and deposit liability contracts and changes in value of embedded derivative are included in other expenses in the consolidated statements of income (loss).
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
Prior to the change in the investment account structure, certain of the Company's investments were denominated in foreign currencies and thus, were subject to the risk associated with foreign currency fluctuations. These investments were translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investments and income and expenses denominated in foreign currencies were translated into U.S. dollar amounts on the respective dates of such transactions. The Company did not isolate the portion of the net investment income (loss) resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held within the total net investments managed by Third Point LLC. Periodic payments received or paid on swap agreements were recorded as realized gain or loss on investment transactions. Such fluctuations were included within net investment income (loss) in the consolidated statements of income (loss).
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
Prior to the change in the investment account structure, certain of the Company's investments were subject to withholding tax obligations related to dividends, capital gains and interest on certain investments. These withholding taxes were recorded when they became payable and were included in income tax expense (benefit) in the Company’s consolidated statements of income (loss).
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
Recent accounting pronouncements
Adoption of New Accounting Standards
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842): Section A - Leases, Section B - Conforming Amendments Related to Leases and Section C - Background Information and Basis for Conclusions (“ASU 2016-02”). ASU 2016-02 intends to improve financial reporting related to leasing transactions. The new standard affects all entities that lease assets such as real estate, airplanes and manufacturing equipment. ASU 2016-02 requires entities that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 did not have a material effect on the Company’s consolidated financial statements as a result of the limited number of leases the Company currently has in place.
In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and Accounting Standards Update 2018-11, Leases (Topic 842): Targeted improvements (ASU 2018-11). These updates make improvements to clarify or to correct unintended application of guidance in ASC 842 and did not have a significant effect on the Company.
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has evaluated the impact of this guidance; it is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2019, the FASB issued Accounting Standards Update 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2019-11”). This update make improvements to clarify or to correct unintended application of guidance in ASC 326. Those changes did not impact the Company. ASU 2019-11 will be effective when the Company adopts ASU 2016-13 in 2020.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
In October 2018, the FASB issued Accounting Standards Update 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The amendments in ASU 2018-17 for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. ASU 2018-17 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has evaluated the impact of this guidance; it is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments—Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2019 and 2018:

	2019	2018
Cash and cash equivalents	$639,415	$104,183
Restricted cash securing letter of credit facilities (1)	254,176	203,953
Restricted cash securing reinsurance contracts (2)	760,367	405,201
Total cash, cash equivalents and restricted cash (3)	1,653,958	713,337
Restricted investments securing reinsurance contracts (2)	142,617	239,640
Total cash, cash equivalents, restricted cash and restricted investments	$1,796,575	$952,977

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

Restricted investments include certain investments in debt securities including U.S. Treasury securities, sovereign debt, and limited partnership interests in TP Fund. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.

(3)	Cash, cash equivalents and restricted cash as reported in the Company’s consolidated statements of cash flows.
4. Investments
The following is a summary of the net investments managed by Third Point LLC as of December 31, 2019 and 2018:

	2019	2018
Assets
TP Fund	$860,630	$1,284,004
Debt securities	125,071	239,640
Total investments	985,701	1,523,644
Cash and cash equivalents	588,196	1,017
Restricted cash and cash equivalents	1,014,543	609,154
Due from brokers	—	1,411
Interest and dividends receivable	2,178	1,316
Other assets	18	—
Total assets	2,590,636	2,136,542
Liabilities
Accounts payable and accrued expenses	509	114
Participation agreement with related party investment fund	—	2,297
Total liabilities	509	2,411
Total net investments managed by Third Point LLC	$2,590,127	$2,134,131
The TP Fund investment strategy, as implemented by Third Point LLC, is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/ downside calculations, all with a view towards appropriately positioning and managing overall exposures.

On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018. In accordance with the 2018 LPA, TP GP serves as the general partner of TP Fund. TP GP is beneficially owned by Daniel S. Loeb, a founder of the Company, and certain members of his family. Pursuant to the investment management agreement between Third Point LLC and TP Fund, dated July 31, 2018 as amended and restated on February 28, 2019 (the “TP Fund IMA”), Third Point LLC is the investment manager for TP Fund (the “Investment Manager”). In addition, on July 31, 2018, the TPRE Limited Partners, and TP Fund executed a Subscription Agreement pursuant to which the TPRE Limited Partners transferred certain net investment assets and related liabilities from their separate accounts to TP Fund, and TP Fund issued limited partner interests to the TPRE Limited Partners proportionate to and based on the net asset value transferred by each such entity on the applicable transfer date. Certain collateral assets consisting of debt securities and restricted cash were not transferred to TP Fund but are also managed by Third Point LLC under the Collateral Assets IMA, as defined below.

On February 28, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement of TP Fund (the “Amended LPA”), which amended and restated the 2018 LPA (as amended and restated by the Amended LPA, the “LPA”), with effect from January 1, 2019. The Amended LPA preserves the loss carryforward attributable to the Company’s investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund. In addition, the Amended LPA revised the management fee from 1.5% per annum to 1.25% per annum effective from January 1, 2019. See Note 9 for additional information.

On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into the Collateral Assets Investment Management Agreement (the “2018 Collateral Assets IMA”) with Third Point LLC effective August 31, 2018, pursuant to which Third Point LLC serves as investment manager of certain collateral assets not transferred to TP Fund (the “Collateral Assets”). The 2018 Collateral Assets IMA will continue in effect for so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The collateral assets are presented in the consolidated balance sheets within debt securities and restricted cash and are considered as part of total net investments managed by Third Point LLC.

On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA” and together with the 2018 Collateral Assets IMA, the “Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019, pursuant to which, in addition to serving as the investment manager for the Company’s collateral assets, Third Point LLC will serve as investment manager of certain investment assets withdrawn from TP Fund. The Amended Collateral Assets IMA will continue in effect thereafter so long as either Third Point Re BDA or Third Point Re USA remains a limited partner of TP Fund. The Company entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of a substantial portion of the Company’s assets that were reallocated from TP Fund into cash, U.S. Treasuries and other fixed income investments. There are no management or performance fees under the Collateral Assets IMA.
5. Fair value measurements
The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2019 and 2018:

	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
U.S. Treasury securities	—	101,186	—	101,186
Sovereign debt	—	23,885	—	23,885
Total debt securities	—	125,071	—	125,071
	$—	$125,071	$4,000	129,071
Investments in funds valued at NAV				860,630
Total assets				$989,701
Liabilities
Derivative liabilities (embedded)	$—	$—	$31	$31
Total liabilities	$—	$—	$31	$31

	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Treasury securities	$—	$197,312	$—	$197,312
Sovereign debt	—	42,328	—	42,328
Total debt securities	$—	$239,640	$—	239,640
Investments in funds valued at NAV				1,284,088
Total assets				$1,523,728
Liabilities
Derivative liabilities (embedded)	$—	$—	$22	$22
Total liabilities	$—	$—	$22	$22

The total change in unrealized gains (losses) on equity and debt securities held at the year ended December 31, 2019 were $nil and $10.0 million, respectively (2018 - $nil and $(6.7) million, and 2017 - $330.4 million and $(12.4) million, respectively).
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
Investments in funds valued at NAV
The Company values its investments in limited partnerships, including its investment in related party investment fund, at fair value. The Company has elected the practical expedient for fair value for these investments which is estimated based on the Company’s share of the NAV of the limited partnerships, as provided by the independent fund administrator, as the Company believes it represents the most meaningful measurement basis for the investment assets and liabilities. The NAV represents the Company’s proportionate interest in the members’ equity of the limited partnerships. The resulting net gains or net losses are reflected in the consolidated statements of income (loss). These investments are included in investment in funds valued at NAV and excluded from the presentation of investments categorized by the level of the fair value hierarchy.
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
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2019 and 2018:

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (2)	December 31, 2019
Assets
Private common equity securities	$—	$—	$1,000	$—	$—	$1,000
Private preferred equity securities	—	—	3,000	—	—	3,000
Total assets	$—	$—	$4,000	$—	$—	$4,000
Liabilities
Derivative liabilities (embedded)	$(22)	$—	$—	$—	$(9)	$(31)
Total liabilities	$(22)	$—	$—	$—	$(9)	$(31)

	January 1, 2018	Transfers in to (out of) Level 3	Purchases	Sales (1)	Realized and Unrealized Gains(Losses)(2)	December 31, 2018
Assets
Private common equity securities	$4,794	$—	$567	$(4,726)	$(635)	$—
Private preferred equity securities	57,126	—	38,376	(91,065)	(4,437)	—
Asset-backed securities	27,308	—	35,905	(60,906)	(2,307)	—
Corporate bonds	9,868	—	1,372	(11,763)	523	—
Other debt securities	713	—	—	(913)	200	—
Rights and warrants	435	—	753	(1,380)	192	—
Real estate	6,831	—	—	(6,817)	(14)	—
Total assets	$107,075	$—	$76,973	$(177,570)	$(6,478)	$—
Liabilities
Derivative liabilities (free standing)	$(2,085)	$—	$—	$1,797	$288	$—
Derivative liabilities (embedded)	(171)	—	—	—	149	(22)
Total liabilities	$(2,256)	$—	$—	$1,797	$437	$(22)

(1)	Sales of investments measured at fair value using Level 3 inputs in the year ended December 31, 2018 include the impact of the change in investment account structure as described in Note 4.

(2)
Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the consolidated statements of income (loss).

Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the year ended December 31, 2019 was $nil (2018 - $nil and 2017 - $(9.5) million).
For the years ended December 31, 2019 and 2018, there were no changes in the valuation techniques as they relate to the above.

6. Derivatives
The following table identifies the fair value and notional amounts of embedded derivative instruments in reinsurance contracts included in the consolidated balance sheets as of December 31, 2019 and 2018:

	2019		2018
Derivative Liabilities by Primary Underlying Risk	Fair Value	Notional Amounts (1)	Fair Value	Notional Amounts (1)
Embedded derivative liabilities in reinsurance contracts (2)	$31	$20,000	$22	$20,000
Total Derivative Liabilities (embedded)	$31	$20,000	$22	$20,000

(1)	The absolute notional exposure represents the Company’s derivative activity as of December 31, 2019 and 2018, which is representative of the volume of derivatives held during the period.

(2)	The fair value of embedded derivatives in reinsurance contracts is included in reinsurance balances payable in the consolidated balance sheets.
The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the years ended December 31, 2019, 2018 and 2017. Realized and unrealized gains (losses) for the year ended December 31, 2018 includes activity in the separate accounts up to the date of change in the investment account structure. Realized and unrealized gains (losses) related to free standing derivatives were included in net investment income (loss) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the consolidated statements of income (loss).

	2019		2018		2017
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit
Credit Default Swaps - Protection Purchased	$—	$—	$(3,557)	$921	$(3,462)	$(978)
Credit Default Swaps - Protection Sold	—	—	(333)	744	605	(720)
Total Return Swaps - Long Contracts	—	—	3,486	(2,000)	72	2,000
Equity Price
Contracts for Differences - Long Contracts	—	—	32,460	(15,098)	58,047	13,334
Contracts for Differences - Short Contracts	—	—	4,568	(3,608)	2,608	4,715
Total Return Swaps - Long Contracts	—	—	16,792	(15,864)	16,863	16,923
Total Return Swaps - Short Contracts	—	—	(17,329)	1,883	(15,892)	(765)
Interest Rates
Interest Rate Swaps	—	—	—	—	(3,104)	(1,740)
Interest Rate Swaptions	—	—	(1,819)	1,228	(354)	(2,056)
Sovereign Future Options - Long Contracts	—	—	403	—	—	—
Sovereign Future Options - Short Contracts	—	—	50	—	—	—
Sovereign Futures - Long Contracts	—	—	639	—	—	—
Sovereign Futures - Short Contracts	—	—	(1,166)	—	(7,798)	647
Total Return Swaps - Long Contracts	—	—	(7,569)	—	—	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	—	—	(2,849)	4,403	(10,470)	(3,048)
Foreign Currency Future Options - Purchased	—	—	(108)	—	—	—
Foreign Currency Options - Purchased	—	—	5,138	—	(6,716)	1,164
Foreign Currency Options - Sold	—	—	(771)	—	2,183	(80)
	$—	$—	$28,035	$(27,391)	$32,582	$29,396
Embedded Derivatives
Embedded derivatives in reinsurance contracts	$—	$(9)	$—	$149	$—	$(79)
Total Derivative Liabilities (embedded)	$—	$(9)	$—	$149	$—	$(79)
*Unrealized gain (loss) relates to derivatives still held at reporting date.

7. Loss and loss adjustment expense reserves
As of December 31, 2019 and 2018, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	2019	2018
Case loss and loss adjustment expense reserves	$148,166	$125,456
Incurred but not reported loss and loss adjustment expense reserves	963,359	811,280
Deferred gains on retroactive reinsurance contracts	167	421
	$1,111,692	$937,157

Reserving methodologies
The Company’s methodology for reserving for its reinsurance contracts and determining its loss and loss adjustment expense reserves, including incurred but not reported reserves, is as follows:
The Company’s actuaries perform an actuarial projection of the Company’s reserves quarterly and have a third-party actuarial review performed periodically. Reserves are estimated on an individual contract basis. The Company typically initially reserves individual contracts to the expected loss and loss expense ratio in its pricing analysis. The Company also considers the level of adequacy of the pricing loss ratio estimates, and may make upward or downward adjustments in the aggregate reserves if there is evidence that the pricing loss ratio estimates are biased in one direction or the other. As loss information is received from cedents, the Company incorporates other actuarial methods into its projection of ultimate losses and, hence, reserves.
In the Company’s pricing analyses, there is a significant amount of information unique to the individual client and, when necessary, the analysis is supplemented with industry data. Industry data primarily takes the form of paid and incurred development patterns from statutory financial statements and statistical agencies. For the Company’s actuarial reserve projections, the relevant information received from clients includes premium estimates, paid loss and loss adjustment expenses and case reserves. The Company’s actuaries review the data for reasonableness and research any noted anomalies. On each contract, the Company’s actuaries compare the expected paid and incurred amounts at each quarter-end with actual amounts reported. The Company’s actuaries also compare premiums received with projected premium receipts at each quarter end.
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
Catastrophe event estimates
Some of the Company’s contracts are exposed to losses from catastrophes (either natural catastrophes or man-made catastrophes). Given the high-severity, low-frequency nature of these events, the losses typically generated therefrom do not lend themselves to traditional actuarial reserving methods, such as those described above. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses for estimating ultimate losses for an entire contract. We estimate our reserves for these catastrophe events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event. We consider the following information when making these contract-by-contract estimates of catastrophe event losses: information provided by cedents and brokers; industry loss estimates; catastrophe model output; and the terms and conditions of the contracts with exposure to those events. Initial estimates are established in the period that a catastrophe event occurs and are then monitored each subsequent quarter, considering the latest information available.
There were no significant changes made to the Company’s methodology for calculating loss and loss adjustment reserves for the year ended December 31, 2019.
Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Gross reserves for loss and loss adjustment expenses, beginning of year	$937,157	$720,570	$605,129
Less: loss and loss adjustment expenses recoverable, beginning of year	(2,031)	(1,113)	(1)
Less: deferred charges on retroactive reinsurance contracts	(3,847)	—	—
Net reserves for loss and loss adjustment expenses, beginning of year	931,279	719,457	605,128
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	489,994	434,276	422,801
Prior years	(86,495)	4,138	(52,743)
Total incurred loss and loss adjustment expenses	403,499	438,414	370,058
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(63,638)	(85,173)	(110,799)
Prior years	(188,392)	(132,336)	(162,447)
Total net paid losses	(252,030)	(217,509)	(273,246)
Foreign currency translation	16,686	(9,083)	17,517
Net reserves for loss and loss adjustment expenses, end of year	1,099,434	931,279	719,457
Plus: loss and loss adjustment expenses recoverable, end of year	5,520	2,031	1,113
Plus: deferred charges on retroactive reinsurance contracts	6,738	3,847	—
Gross reserves for loss and loss adjustment expenses, end of year	$1,111,692	$937,157	$720,570

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
The $86.5 million net decrease in prior years’ reserves for the year ended December 31, 2019 includes $98.5 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $12.0 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $98.5 million of net favorable prior years’ reserve development for the year ended December 31, 2019 was accompanied by net increases of $100.9 million in acquisition costs and net increases of $7.8 million in earned premium, resulting in a $5.4 million improvement in the net underwriting results, primarily due to:

•
$0.5 million of improvement in net underwriting results due to net favorable loss development on one retroactive reinsurance contract as a result of reported loss experience that was less than expected. This retroactive reinsurance contract had profit commission terms such that the net favorable reserve development associated with this contract of $69.4 million was offset by an increase in acquisition costs of $68.9 million;

•	$14.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;

•	$3.5 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience; partially offset by

•	$8.8 million of net adverse underwriting loss development relating to our general liability contracts, as a result of worse than expected loss experience; and

•	$8.1 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience.

•
The $12.0 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $7.2 million decrease in acquisition costs, for a total of $4.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $3.1 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $1.7 million increase in net underwriting loss for the year ended December 31, 2019.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $3.7 million improvement in the net underwriting results for the year ended December 31, 2019.

As of December 31, 2019, the Company had unamortized deferred charges of $6.7 million (December 31, 2018 - $3.8 million) relating to retroactive reinsurance contracts. Deferred charges on retroactive contracts are recorded in other assets on the Company’s consolidated balance sheet.
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

•
The $17.0 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates on certain contracts was accompanied by a $5.4 million increase in acquisition costs, for a total of $22.4 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $23.4 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $1.0 million improvement in the net underwriting results for the year ended December 31, 2018.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $6.2 million improvement in the net underwriting results for the year ended December 31, 2018.

The $52.7 million net decrease in prior years’ reserves for the year ended December 31, 2017 includes $22.3 million of net favorable reserve development related to decreases in loss reserve estimates and $30.4 million decrease in loss reserves resulting from decreases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

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

Incurred and paid development tables by accident year
The Company manages its business on the basis of one operating segment, property and casualty reinsurance. The Company has disaggregated its loss information presented in the tables below by prospective and retroactive reinsurance. For its prospective reinsurance business, the Company further disaggregated by the different lines of business included in this segment. The Company’s retroactive reinsurance contracts have been presented by year of inception. The Company’s retroactive reinsurance contracts within each inception year share similar characteristics and as a result, have not been disaggregated further. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2019. All accident years prior to the current year have been restated and presented using the current year exchange rate.
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
As described in the roll forward of loss and loss adjustment expense reserves section above, changes in the Company’s loss and loss adjustment expense reserves result from both re-estimating loss reserves as well as changes in premium estimates. In addition, many of the Company’s contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs. See additional disclosure above on the net impact on underwriting income after considering the impact of changes in premium estimates and the impact of acquisition costs for the years ended December 31, 2019, 2018 and 2017.

Property and Casualty Reinsurance - Prospective Reinsurance Contracts
The following tables provide a breakdown of the Company’s loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid by accident year by line of business for the Company’s prospective reinsurance contracts for the year ended December 31, 2019. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2018 is presented as supplementary information and is unaudited:
Property Catastrophe

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	39,251	38,529
Total								$39,251	$38,529

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	470
Total								$470

Property Catastrophe - net reserves for loss and loss adjustment expenses, end of year								$38,781

Other Property

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$10,917	$8,672	$9,375	$9,353	$9,416	$9,472	$9,501	$9,490	$—
2013	—	27,765	24,980	25,766	25,882	25,785	26,170	26,051	7
2014	—	—	40,256	40,920	41,336	44,627	46,500	46,303	725
2015	—	—	—	50,330	52,533	54,635	56,313	56,201	1,533
2016	—	—	—	—	45,415	43,038	43,799	43,733	2,906
2017	—	—	—	—	—	41,237	41,833	41,753	3,120
2018	—	—	—	—	—	—	54,084	52,343	14,267
2019	—	—	—	—	—	—	—	53,590	26,305
Total								$329,464	$48,863

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$4,656	$8,381	$9,075	$9,186	$9,352	$9,400	$9,482	$9,483
2013	—	14,635	22,229	24,023	25,167	25,406	25,815	25,993
2014	—	—	19,420	34,381	38,448	42,775	44,533	45,312
2015	—	—	—	22,706	43,382	48,360	51,783	53,924
2016	—	—	—	—	21,593	31,871	37,044	39,651
2017	—	—	—	—	—	24,713	33,436	37,171
2018	—	—	—	—	—	—	26,458	35,169
2019	—	—	—	—	—	—	—	22,624
Total								$269,327

Other Property - net reserves for loss and loss adjustment expenses, end of year								$60,137

Workers’ Compensation

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$4,037	$4,534	$5,066	$5,596	$5,715	$5,720	$5,874	$5,938	$6
2013	—	27,449	28,616	33,365	33,449	33,252	33,067	32,741	286
2014	—	—	40,247	46,568	47,200	43,470	42,037	41,115	1,699
2015	—	—	—	35,749	37,138	34,800	32,529	31,116	2,723
2016	—	—	—	—	40,433	39,205	36,475	31,047	4,159
2017	—	—	—	—	—	41,075	40,459	34,453	9,205
2018	—	—	—	—	—	—	27,753	25,050	10,630
2019	—	—	—	—	—	—	—	26,889	18,758
Total								$228,349	$47,466

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$93	$624	$3,017	$4,280	$4,969	$4,796	$5,110	$5,347
2013	—	2,587	9,142	16,840	22,826	26,956	29,082	30,377
2014	—	—	4,073	15,947	24,280	29,573	34,112	36,262
2015	—	—	—	2,669	10,755	17,001	22,432	24,942
2016	—	—	—	—	3,985	13,236	18,346	21,754
2017	—	—	—	—	—	4,586	11,868	16,908
2018	—	—	—	—	—	—	2,552	7,089
2019	—	—	—	—	—	—	—	2,639
Total								$145,318

Workers’ Compensation - net reserves for loss and loss adjustment expenses, end of year								$83,031

Auto

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$13,247	$12,264	$11,777	$11,534	$11,433	$11,333	$11,356	$11,349	$—
2013	—	20,830	19,990	19,472	19,338	19,483	19,534	19,489	7
2014	—	—	104,896	103,473	103,568	103,661	103,822	103,623	53
2015	—	—	—	82,677	88,705	89,550	89,459	89,241	119
2016	—	—	—	—	77,785	85,903	86,434	86,511	343
2017	—	—	—	—	—	48,682	50,793	50,698	809
2018	—	—	—	—	—	—	45,145	43,039	1,602
2019	—	—	—	—	—	—	—	29,051	11,593
Total								$433,001	$14,526

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$5,619	$9,989	$11,387	$11,450	$11,382	$11,318	$11,348	$11,349
2013	—	8,673	17,244	18,686	19,066	19,363	19,463	19,479
2014	—	—	45,766	97,651	101,626	102,868	103,379	103,515
2015	—	—	—	42,451	80,765	86,100	88,168	88,630
2016	—	—	—	—	38,059	77,511	82,556	85,027
2017	—	—	—	—	—	23,546	45,196	48,665
2018	—	—	—	—	—	—	21,182	38,918
2019	—	—	—	—	—	—	—	10,951
Total								$406,534

Auto - net reserves for loss and loss adjustment expenses, end of year								$26,467

Other Casualty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—
2014	—	—	5,480	7,519	7,316	4,903	5,584	5,849	1,302
2015	—	—	—	45,558	48,315	33,396	37,113	38,970	10,435
2016	—	—	—	—	63,082	52,118	54,990	56,774	23,647
2017	—	—	—	—	—	70,158	71,091	75,334	48,072
2018	—	—	—	—	—	—	120,553	124,859	99,737
2019	—	—	—	—	—	—	—	95,975	87,236
Total								$397,761	$270,429

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—
2014	—	—	16	340	1,390	2,226	3,104	3,685
2015	—	—	—	310	3,612	9,053	15,781	20,550
2016	—	—	—	—	621	6,165	13,467	20,783
2017	—	—	—	—	—	1,418	6,231	12,798
2018	—	—	—	—	—	—	1,674	9,968
2019	—	—	—	—	—	—	—	3,626
Total								$71,410

Other Casualty - net reserves for loss and loss adjustment expenses, end of year								$326,351

Credit & Financial Lines

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	364	408	113	107	99	77	80	2
2014	—	—	5,774	2,643	2,416	2,203	1,384	1,454	95
2015	—	—	—	5,234	5,032	4,752	4,007	3,127	517
2016	—	—	—	—	10,726	10,721	10,816	6,560	1,751
2017	—	—	—	—	—	13,740	13,773	7,313	3,364
2018	—	—	—	—	—	—	17,715	10,940	6,482
2019	—	—	—	—	—	—	—	17,990	14,341
Total								$47,464	$26,552

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	11	66	74	78	77	77
2014	—	—	42	784	1,038	1,318	1,322	1,344
2015	—	—	—	402	1,128	2,045	2,328	2,503
2016	—	—	—	—	1,013	2,326	3,419	4,196
2017	—	—	—	—	—	1,100	2,332	3,031
2018	—	—	—	—	—	—	897	2,717
2019	—	—	—	—	—	—	—	1,900
Total								$15,768

Credit & Financial Lines - net reserves for loss and loss adjustment expenses, end of year								$31,696

Multi-line

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	9	4,272	4,564	4,564	4,564	4,564	4,564	—
2014	—	—	47,493	35,651	40,095	35,747	37,547	37,759	16,870
2015	—	—	—	86,003	108,581	106,957	107,292	116,499	37,445
2016	—	—	—	—	119,902	120,774	116,702	124,262	35,944
2017	—	—	—	—	—	100,304	107,485	110,994	30,137
2018	—	—	—	—	—	—	90,463	101,510	43,334
2019	—	—	—	—	—	—	—	129,248	105,338
Total								$624,836	$269,068

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	1,243	4,563	4,563	4,563	4,563	4,563
2014	—	—	1,179	14,242	20,782	18,803	20,536	20,822
2015	—	—	—	30,620	65,309	73,844	76,564	78,443
2016	—	—	—	—	30,640	76,034	84,047	87,192
2017	—	—	—	—	—	53,789	74,191	79,660
2018	—	—	—	—	—	—	30,497	48,060
2019	—	—	—	—	—	—	—	19,328
Total								$338,068

Multi-line - net reserves for loss and loss adjustment expenses, end of year								$286,768

Other Specialty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$52,105	$49,942	$50,055	$50,055	$50,065	$50,104	$50,104	$50,104	$—
2013	—	25,582	24,274	23,450	23,138	23,135	23,138	23,125	—
2014	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	812	730	691
2017	—	—	—	—	—	4,033	3,544	4,025	447
2018	—	—	—	—	—	—	6,213	6,866	2,573
2019	—	—	—	—	—	—	—	9,048	7,358
Total								$93,898	$11,069

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019
	<----------------------------------------------- Unaudited ----------------------------------------------->
2012	$2,666	$48,455	$50,024	$50,025	$50,067	$50,103	$50,103	$50,103
2013	—	—	22,232	23,138	23,134	23,135	23,137	23,127
2014	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	4	261	575
2018	—	—	—	—	—	—	957	2,109
2019	—	—	—	—	—	—	—	1,640
Total								$77,554

Other Specialty - net reserves for loss and loss adjustment expenses, end of year								$16,344
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
The Company's estimate for loss and loss adjustment expenses incurred, net, at inception of all retroactive reinsurance contracts entered into to date was the same when the contract incepted and at the relevant year end position. As a result, there was no development in the year of inception for any of the Company's retroactive reinsurance contracts written to date. In addition, there were no loss and loss adjustment expenses paid, net, at inception of the Company's retroactive reinsurance contracts. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2018 is presented as supplementary information and is unaudited.
Retroactive contracts incepting in the year ended December 31, 2012
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2012.

Retroactive contracts incepting in the year ended December 31, 2013

Loss and loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net

	<---------------------------------------- Unaudited ---------------------------------------->
2010	$914	$704	$704	$704	$704	$704	$704	$—
2011	5,419	4,173	4,173	4,173	4,173	4,173	4,173	—
2012	10,197	7,853	7,853	7,853	7,853	7,853	7,853	—
2013	4,908	3,779	3,779	3,779	3,779	3,779	3,779	—
2014	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
Total							$16,509	$—

Cumulative net loss and loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019
	<---------------------------------------- Unaudited ---------------------------------------->
2010	$—	$279	$704	$704	$704	$704	$704
2011	—	1,654	4,173	4,173	4,173	4,173	4,173
2012	—	3,113	7,853	7,853	7,853	7,853	7,853
2013	—	1,498	3,779	3,779	3,779	3,779	3,779
2014	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—
Total							$16,509
Net reserves for loss and loss adjustment expenses from 2010 to 2019							—
Net reserves for loss and loss adjustment expenses prior to 2010							9,524
Retroactive contracts incepting in the year ended December 31, 2013 - net reserves for loss and loss adjustment expenses, end of year							$9,524

Retroactive contracts incepting in the year ended December 31, 2014

Loss and loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net

	<------------------------------ Unaudited ------------------------------>
2010	$444	$—	$—	$—	$—	$—	$—
2011	4,239	3,455	3,057	3,252	2,884	1,529	1,529
2012	12,173	10,794	9,553	10,162	9,011	4,778	4,778
2013	18,907	16,929	14,982	15,938	14,132	7,493	7,493
2014	10,700	9,590	8,487	9,028	8,005	4,245	4,245
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—
Total						$18,045	$18,045

Cumulative net loss and loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019
	<------------------------------ Unaudited ------------------------------>
2010	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
Total						$—
Net reserves for loss and loss adjustment expenses from 2010 to 2019						18,045
Net reserves for loss and loss adjustment expenses prior to 2010						—
Retroactive contracts incepting in the year ended December 31, 2014 - net reserves for loss and loss adjustment expenses, end of year						$18,045

Retroactive contracts incepting in the year ended December 31, 2015

Loss and loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	IBNR loss and LAE reserves, net

	<------------------- Unaudited ------------------->
2010	$5,324	$5,324	$3,932	$3,561	$2,225	$2,225
2011	10,165	10,165	7,703	7,318	4,509	4,509
2012	14,952	14,952	11,470	11,132	6,817	6,817
2013	18,435	18,435	14,162	13,779	8,432	8,432
2014	40,654	40,654	31,500	31,098	18,953	18,953
2015	2,596	2,596	1,788	1,395	913	913
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
Total					$41,849	$41,849

Cumulative net loss and loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019
	<------------------- Unaudited ------------------->
2010	$—	$—	$—	$—	$—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	—	—	—	—	—
2017	—	—	—	—	—
2018	—	—	—	—	—
2019	—	—	—	—	—
Total					$—
Net reserves for loss and loss adjustment expenses from 2010 to 2019					41,849
Net reserves for loss and loss adjustment expenses prior to 2010					1,757
Retroactive contracts incepting in the year ended December 31, 2015 - net reserves for loss and loss adjustment expenses, end of year					$43,606

Retroactive contracts incepting in the year ended December 31, 2016
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2016.
Retroactive contracts incepting in the year ended December 31, 2017

Loss and loss adjustment expenses incurred, net
Accident year	2017	2018	2019	IBNR loss and LAE reserves, net

	<--- Unaudited --->
2010	$442	$371	$237	$237
2011	1,648	1,567	966	966
2012	2,185	2,110	1,295	1,295
2013	3,358	3,264	2,000	2,000
2014	9,582	9,453	5,768	5,768
2015	12,597	12,398	7,570	7,570
2016	23,854	23,617	14,397	14,397
2017	48,877	48,888	29,719	29,719
2018	—	—	—	—
2019	—	—	—	—
Total			$61,952	$61,952

Cumulative net loss and loss adjustment expenses paid
Accident year	2017	2018	2019
	<--- Unaudited --->
2010	$—	$—	$—
2011	—	—	—
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
Total			$—
Net reserves for loss and loss adjustment expenses from 2010 to 2019			61,952
Net reserves for loss and loss adjustment expenses prior to 2010			256
Retroactive contracts incepting in the year ended December 31, 2017 - net reserves for loss and loss adjustment expenses, end of year			$62,208

Retroactive contracts incepting in the year ended December 31, 2018

Loss and loss adjustment expenses incurred, net
Accident year	2018	2019	IBNR loss and LAE reserves, net

	Unaudited
2010	$221	$147	$140
2011	200	131	128
2012	442	367	103
2013	2,230	2,007	148
2014	5,809	5,288	241
2015	12,754	11,692	331
2016	19,431	17,871	364
2017	17,257	15,889	279
2018	14,880	13,759	101
2019	—	—	—
Total		$67,151	$1,835

Cumulative net loss and loss adjustment expenses paid
Accident year	2018	2019
	Unaudited
2010	$—	$7
2011	—	3
2012	—	264
2013	—	1,859
2014	—	5,047
2015	—	11,361
2016	—	17,507
2017	—	15,610
2018	—	13,658
2019	—	—
Total		$65,316
Net reserves for loss and loss adjustment expenses from 2010 to 2019		1,835
Net reserves for loss and loss adjustment expenses prior to 2010		208
Retroactive contracts incepting in the year ended December 31, 2018 - net reserves for loss and loss adjustment expenses, end of year		$2,043

Retroactive contracts incepting in the year ended December 31, 2019

Loss and loss adjustment expenses incurred, net
Accident year	2019	IBNR loss and LAE reserves, net

2010	$945	$945
2011	2,064	2,064
2012	1,211	1,211
2013	1,983	1,983
2014	4,328	4,328
2015	6,197	6,197
2016	10,858	10,858
2017	12,908	12,908
2018	16,769	16,769
2019	35,527	35,527
Total	$92,790	$92,790

Cumulative net loss and loss adjustment expenses paid
Accident year	2019
2010	$—
2011	—
2012	—
2013	—
2014	—
2015	—
2016	—
2017	—
2018	—
2019	—
Total	$—
Net reserves for loss and loss adjustment expenses from 2010 to 2019	92,790
Net reserves for loss and loss adjustment expenses prior to 2010	1,643
Retroactive contracts incepting in the year ended December 31, 2019 - net reserves for loss and loss adjustment expenses, end of year	$94,433

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss expense reserves as of December 31, 2019:

2019
Prospective reinsurance contracts
Property Catastrophe	$38,781
Other Property	60,137
Workers’ Compensation	83,031
Auto	26,467
Other Casualty	326,351
Credit & Financial Lines	31,696
Multi-line	286,768
Other Specialty	16,344
Retroactive reinsurance contracts
Retroactive contracts incepting in the year ended December 31, 2012	—
Retroactive contracts incepting in the year ended December 31, 2013	9,524
Retroactive contracts incepting in the year ended December 31, 2014	18,045
Retroactive contracts incepting in the year ended December 31, 2015	43,606
Retroactive contracts incepting in the year ended December 31, 2016	—
Retroactive contracts incepting in the year ended December 31, 2017	62,208
Retroactive contracts incepting in the year ended December 31, 2018	2,043
Retroactive contracts incepting in the year ended December 31, 2019	94,433
Net reserves for loss and loss adjustment expenses, end of year	1,099,434

Loss and loss adjustment expenses recoverable
Property	5,520

Deferred charges on retroactive reinsurance contracts	6,738
Gross reserves for loss and loss adjustment expenses, end of year	$1,111,692

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

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2019:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
	(Unaudited)
Prospective reinsurance contracts
Property Catastrophe	1.2%	—%	—%	—%	—%	—%	—%	—%
Other Property	48.6%	28.4%	8.8%	5.4%	2.6%	1.3%	0.8%	—%
Workers’ Compensation	9.3%	21.8%	22.5%	16.2%	10.8%	2.9%	4.6%	4.0%
Auto	45.4%	43.6%	7.0%	1.8%	0.5%	—%	0.2%	—%
Other Casualty	1.5%	7.4%	13.4%	14.8%	13.6%	9.9%	—%	—%
Credit & Financial Lines	9.3%	23.6%	28.5%	12.7%	3.6%	0.1%	(0.3)%	—%
Multi-line	21.1%	27.3%	21.8%	(0.1)%	2.1%	0.4%	—%	—%
Other Specialty	6.2%	42.1%	3.7%	—%	—%	—%	—%	—%
Retroactive reinsurance contracts
Retroactive contracts incepting in the year ended December 31, 2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2013	4.4%	23.9%	31.7%	4.7%	3.5%	2.6%	3.3%	n/a
Retroactive contracts incepting in the year ended December 31, 2014	—%	—%	—%	—%	—%	—%	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2015	—%	—%	—%	—%	—%	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2017	—%	—%	—%	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2018	—%	97.0%	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2019	—%	n/a	n/a	n/a	n/a	n/a	n/a	n/a

The Company was incorporated on October 6, 2011, commenced underwriting operations in January 2012 and predominantly writes a mix of personal and commercial lines. As a result, the Company has limited historical data and is unable to present a full cycle of claim payments.
8. Reinsurance premiums ceded
From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. Premiums ceded for the years ended December 31, 2019, 2018 and 2017 were $9.3 million, $19.9 million and $2.5 million, respectively. Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of December 31, 2019, the Company had loss and loss adjustment expenses recoverable of $5.5 million (December 31, 2018 - $2.0 million). The Company generally obtains retrocessional coverage from companies rated “A-” or better by A.M. Best Company, Inc. unless the retrocessionaire’s obligations are collateralized.

9. Management and performance fees
Prior to the change in the Company’s investment account structure described in Note 4, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA were parties to the Amended and Restated Joint Venture and Investment Management Agreements (the “JV Agreements”) with Third Point LLC and Third Point Advisors LLC (“TP GP”) under which Third Point LLC managed certain jointly held assets. Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA with TP GP, pursuant to which Third Point Re BDA and Third Point Re USA invested in the TP Fund. Effective January 1, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended LPA, together with the 2018 LPA the “LPA”, which amended and restated the 2018 LPA.
Management fees
Pursuant to both the JV Agreements and the LPA, Third Point LLC is entitled to receive monthly management fees. Prior to the change in the Company’s investment account structure, management fees were calculated based on 1.5%, of net investments managed by Third Point LLC. As a result of the 2018 LPA effective August 31, 2018, management fees are charged at the TP Fund level and were calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund. As a result of the Amended LPA effective January 1, 2019, the management fee was revised from 1.5% to 1.25% per annum, with no change to the calculation as part of the 2018 LPA.
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

The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Fund. The Amended LPA preserves the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund. During the year ended December 31, 2019, Third Point Re BDA and Third Point Re USA forfeited amounts under the Loss Recovery Account of $1.3 million and $1.3 million, respectively, as a result of net redemptions from TP Fund during the period. As of December 31, 2019, the Loss Recovery Account for Third Point Re BDA’s investment in TP Fund was $nil (December 31, 2018 - $46.8 million) and for Third Point Re USA’s investment in TP Fund was $0.5 million (December 31, 2018 - $3.8 million). These amounts have not been recorded in the Company’s consolidated balance sheets.

The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Management fees - Third Point LLC	$—	$25,797	$36,733
Performance fees - Third Point Advisors LLC	—	4,048	93,978
Management and performance fees to related parties as reported in the Company’s consolidated statements of income (loss) (1)	—	29,845	130,711
Management and performance fees included in net investment income (loss) from investment in related party investment fund (before loss carryforward)	67,026	7,376	—
Performance fees - loss carryforward utilized	(47,470)	—	—
Total management and performance fees to related parties	$19,556	$37,221	$130,711

(1) For the year ended December 31, 2018, management and performance fees to related parties in the consolidated statements of income (loss) include activity in the separate accounts up to the date of change in the investment account structure. As a result of the 2018 LPA effective August 31, 2018, management and performance fees for the remainder of the year ended December 31, 2018 were presented within net investment income (loss) from investment in related party investment fund in the consolidated statements of income (loss).
10. Deposit accounted contracts
The following table represents activity in the deposit contracts for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance, beginning of year	$145,342	$129,133	$104,905
Consideration received	23,884	17,879	22,658
Consideration receivable	10,164	7,390	2,080
Net investment expense (income) allocation	5,879	(1,273)	2,800
Payments	(13,052)	(8,089)	(3,545)
Foreign currency translation	42	302	235
Balance, end of year	$172,259	$145,342	$129,133

11. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of December 31, 2019, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of December 31, 2019, the Company had capitalized $0.9 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the consolidated balance sheets. As of December 31, 2019, the Notes had an estimated fair value of $121.7 million (December 31, 2018 - $114.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of December 31, 2019 and 2018.

Letters of credit
As of December 31, 2019, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Committed - Secured letters of credit facilities	$225,000	$64,702	$64,702
Uncommitted - Secured letters of credit facilities	n/a	187,135	189,474
		$251,837	$254,176

(1)	The $200.0 million syndicated unsecured letter of credit facility expired on July 30, 2019 and was not renewed.
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. See Note 3 for additional information.
12. Net investment income (loss)
Net investment income (loss) for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017
Net investment income (loss) by type
Net realized gains (losses) on investments and investment derivatives	$(5,850)	$446,646	$228,628
Net change in unrealized gains (losses) on investments and investment derivatives	8,381	(412,650)	251,496
Net gains (losses) on currencies	12,806	(7,305)	6,441
Dividend and interest income	18,551	53,523	65,896
Dividends paid on securities sold, not yet purchased	—	(5,259)	(5,724)
Other expenses	(954)	(15,696)	(24,073)
Management and performance fees to related parties (1)	—	(29,845)	(130,711)
Net investment income (loss) from investment in related party investment fund (1)	249,626	(280,847)	—
Net investment income (loss)	$282,560	$(251,433)	$391,953

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income (loss) from investment in related party investment fund from the effective date of the transition. See Note 9 for additional information regarding management and performance fees.

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net investment income (loss) by asset type
Equity securities	$—	$70,646	$467,527
Private common equity securities	—	(401)	(6)
Private preferred equity securities	—	(2,680)	5,764
Total equities	—	67,565	473,285
Asset-backed securities	—	20,714	12,571
Bank debt	—	5,326	8,868
Corporate bonds	—	(2,958)	6,462
Municipal bonds	—	9,990	—
U.S. Treasury securities	8,703	2,787	2,366
Sovereign debt	515	(7,380)	21,553
Other debt securities	—	406	2,546
Total debt securities	9,218	28,885	54,366
Options	—	(15,527)	(33,510)
Rights and warrants	—	238	169
Real estate	—	(186)	502
Trade claims	—	(580)	(89)
Total other investments	—	(16,055)	(32,928)
Net investment income (loss) in funds valued at NAV, excluding TP Fund	(6)	(723)	10,309
Total net investment income from invested assets	9,212	79,672	505,032
Net investment income (loss) by liability type
Equity securities	—	(32,407)	(35,643)
Corporate bonds	—	(2,452)	(1,725)
Options	—	21,697	(2,907)
Total net investment loss from securities sold, not yet purchased	—	(13,162)	(40,275)
Other investment income (losses) and other expenses not presented above
Other investment income (expenses)	(954)	903	(5,103)
Net investment income on derivative contracts	—	644	61,978
Net investment income (loss) on cash, including foreign exchange gain (loss)	24,676	(14,885)	(1,454)
Net investment losses on securities purchased under an agreement to sell and securities sold under an agreement to repurchase	—	(238)	(87)
Withholding taxes reclassified to income tax expense	—	6,325	2,573
Total other investment income (losses) and other expenses	23,722	(7,251)	57,907
Management and performance fees to related parties (1)	—	(29,845)	(130,711)
Net investment income (loss) from investment in related party investment fund (1)	249,626	(280,847)	—
Net investment income (loss)	$282,560	$(251,433)	$391,953

(1)
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income (loss) from investment in related party investment fund from the effective date of the transition. See Note 9 for additional information regarding management and performance fees.

13. Other expenses
Other expenses for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017
Investment expense (income) on deposit liabilities	$5,879	$(1,273)	$2,800
Investment expense and change in fair value of embedded derivatives in reinsurance contracts	10,740	10,883	9,874
	$16,619	$9,610	$12,674

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
Prior to the change in the Company’s investment account structure described in Note 4, the Company was subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes includes, but is not limited to, dividends, capital gains and interest on certain investments. In addition, the Company had recorded uncertain tax positions related to certain investment transactions in certain foreign jurisdictions. As of December 31, 2019, the Company had accrued $1.5 million (December 31, 2018 - $1.5 million).
For the years ended December 31, 2019, 2018 and 2017, the Company recorded income tax expense (benefit), as follows:

	2019	2018	2017
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$713	$(10,035)	$9,248
Change in uncertain tax positions	—	(300)	155
Withholding taxes on certain investment transactions	—	6,325	2,573
	$713	$(4,010)	$11,976
The following is a summary of the Company’s income (loss) before income tax expense (benefit) by jurisdiction for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Bermuda	$197,973	$(273,697)	$266,497
United States	3,245	(47,771)	27,172
United Kingdom	114	(11)	78
	$201,332	$(321,479)	$293,747

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 21.0% and 19.0% have been used for Bermuda, the United States and the United Kingdom, respectively. As of December 31, 2019, the Company has income tax returns open for examination in the United States for the tax years 2016 through 2018.
The following table presents a reconciliation of expected income taxes to income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Bermuda (expected tax expense at 0%)	$—	$—	$—
Foreign taxes at local expected rates:
United States	681	(10,032)	9,510
United Kingdom	22	(2)	15
Withholding taxes related to dividend and interest income	—	6,325	2,573
Uncertain tax positions	—	(300)	155
Non-deductible expenses and other	10	(1)	(277)
	$713	$(4,010)	$11,976

The following table presents the Company’s current and deferred incomes taxes for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Current tax expense	$54	$6,025	$2,824
Deferred tax expense (benefit)	659	(10,035)	9,152
	$713	$(4,010)	$11,976

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2019, 2018 and 2017:

	2019	2018	2017
Deferred tax assets:
Discounting of loss and loss adjustment expense reserves	$786	$534	$330
Unearned premiums	1,774	1,567	1,634
Temporary differences in recognition of expenses	1,208	1,247	138
Net operating loss carryforward	9,282	6,798	7,048
Total deferred tax assets	13,050	10,146	9,150

Deferred tax liabilities:
Deferred acquisition costs	1,379	1,490	7,798
Unrealized gains (losses) on investments	3,366	(405)	2,435
Total deferred tax liabilities	4,745	1,085	10,233
Net deferred tax asset (liability)	$8,305	$9,061	$(1,083)

The deferred tax assets and liabilities as of December 31, 2019 were primarily related to U.S. income tax. To evaluate the recoverability of the deferred tax assets, the Company considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize future tax benefits. The Company believes that it is more likely than not that it will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was recorded as of December 31, 2019 and 2018. As of December 31, 2019, deferred tax assets included $45.1 million related to net operating loss carryforwards. A portion of the net operating losses generated prior to January 1, 2018 can be carried forward for twenty years and will begin to expire in 2035. Losses generated after January 1, 2018 can generally be carried forward indefinitely.

15. Share capital
The following table presents a summary of the common shares issued and outstanding as of and for the years ended December 31, 2019, 2018 and 2017:

Common shares	2019	2018	2017
Common shares issued, beginning of period	93,639,610	107,227,347	106,501,299
Options exercised	187,678	—	150,802
Restricted shares granted, net of forfeitures	366,453	50,644	(35,011)
Performance restricted shares granted, net of forfeitures and shares withheld	31,757	256,106	610,257
Retirement of treasury shares and shares repurchased (1)	—	(14,256,043)	—
Warrants exercised, net (2)	—	361,556	—
Common shares issued, end of period	94,225,498	93,639,610	107,227,347
Treasury shares, end of year	—	—	(3,944,920)
Common shares outstanding, end of year	94,225,498	93,639,610	103,282,427

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
During the year ended December 31, 2019, the Company did not repurchase any of its common shares.
During the year ended December 31, 2018, the Company repurchased 10,311,123 of its common shares in the open market for an aggregate cost of $138.7 million at a weighted average cost, including commissions, of $13.45 per share. Common shares repurchased by the Company during the year ended December 31, 2018 were retired. In addition, the Company also retired all shares previously held in treasury.
As of December 31, 2019, the Company is authorized to repurchase up to an aggregate of $61.3 million of additional common shares under its share repurchase program.

Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2019:

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
As of December 31, 2019, 9,006,995 (December 31, 2018 - 9,017,930) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The following table provides the total share-based compensation expense included in general and administrative expenses during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Management and director options	$—	$275	$648
Restricted shares with service condition(1)	1,927	611	(331)
Restricted shares with service and performance condition	5,134	4,070	3,282
	$7,061	$4,956	$3,599

(1)	Net of forfeitures of $nil in the year ended December 31, 2019 (December 31, 2018 - $nil and December 31, 2017 - $0.9 million)
As of December 31, 2019, the Company had $7.1 million (December 31, 2018 - $7.4 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.5 years (December 31, 2018 - 1.4 years).
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

The management and director options activity for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2017	9,596,993	$13.64
Forfeited	(558,138)	18.00
Exercised	(150,802)	10.00
Balance as of January 1, 2018	8,888,053	13.43
Forfeited	—	—
Exercised	—	—
Balance as of January 1, 2019	8,888,053	13.43
Forfeited	(393,717)	14.73
Exercised	(187,678)	10.00
Balance as of December 31, 2019	8,306,658	$13.45

The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no share options granted in the years ended December 31, 2019 and 2018. As of December 31, 2019, the weighted average remaining contractual term for options outstanding and exercisable was 2.2 years and 2.2 years, respectively (2018 - 3.2 years and 3.2 years, respectively).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2019:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	4,774,694	$10.04	2.1 years	4,774,694	$10.04
$15.05 - $16.89	1,800,866	$15.92	2.3 years	1,800,866	$15.92
$20.00 - $25.05	1,731,098	$20.28	2.2 years	1,731,098	$20.28
	8,306,658	$13.45	2.2 years	8,306,658	$13.45

As of December 31, 2019, the aggregate intrinsic value of options outstanding and options exercisable was $2.4 million and $2.4 million, respectively. As the Company’s closing share price on December 31, 2018 was below $10.00, there was no aggregate intrinsic value of options outstanding and options exercisable. For the year ended December 31, 2019, the Company received proceeds of $1.9 million (2018 - $nil) from the exercise of options.
Restricted shares with service condition
Restricted shares vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the restricted shares with only a service condition for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2017	301,043	$11.12
Granted	36,418	12.15
Forfeited	(71,429)	14.00
Vested	(247,823)	10.36
Balance as of January 1, 2018	18,209	12.15
Granted	50,644	13.45
Vested	(44,788)	12.97
Balance as of January 1, 2019	24,065	13.35
Granted	403,360	11.10
Forfeited	(36,907)	11.31
Vested	(49,751)	12.40
Balance as of December 31, 2019	340,767	$11.83

For the year ended December 31, 2019, the Company issued 67,291 (2018 - 50,644 and 2017 - 36,418) restricted shares to directors and 336,069 (2018 - nil and 2017 - nil) restricted shares to employees. The restricted shares issued to employees in 2019 vest in equal annual installments over three years based on continued employment. The restricted shares issued to employees in 2015 had an original vesting period of three years from the date of issuance, however, as a result of the grantee’s departure from the Company, these shares were forfeited in the year ended December 31, 2017. The restricted shares issued to directors in 2017, 2018 and 2019 vest quarterly on July 31, October 31, January 31 and April 30, of each year.
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

Restricted share award activity for the restricted shares with a service and performance condition for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2017	1,381,740	577,486	$12.91
Granted	935,825	623,882	12.66
Forfeited	(325,568)	(45,617)	12.57
Vested	(136,618)	(136,618)	14.60
Change in estimated restricted shares considered probable of vesting	n/a	(131,930)	12.17
Balance as of January 1, 2018	1,855,379	887,203	12.60
Granted	556,403	370,931	14.01
Forfeited	(294,977)	(4,102)	13.98
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	46,945	13.35
Balance as of January 1, 2019	2,001,048	1,185,220	12.80
Granted	862,176	574,784	10.95
Forfeited	(823,977)	(290,552)	11.70
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	(6,698)	12.92
Balance as of December 31, 2019	1,890,529	1,314,036	$12.43

Defined contribution retirement plans
The Company's employees are eligible for retirement benefits through defined contribution retirement plans. The Company and employees contribute an amount equal to a specified percentage of each employee's salary. Expenses related to the defined contribution plans were $0.9 million for the year ended December 31, 2019 (2018 - $0.9 million and 2017 - $0.8 million)
17. Noncontrolling interests in related party
Third Point Enhanced LP
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of December 31, 2019, the Company and TP GP hold interests of approximately 83.5% and 16.1%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund.
Realized gains or losses upon any redemptions of investments are calculated using the weighted average method and the Company records contributions and withdrawals related to its investment in the TP Fund on the transaction date. As of December 31, 2019, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
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

Prior investment structure
Noncontrolling interests in related party represents the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. Prior to the change in the Company’s investment account structure described in Note 4, the joint ventures created through the JV Agreements had been considered variable interest entities and had been consolidated in accordance with ASC 810, Consolidation (ASC 810). Since the Company was deemed to be the primary beneficiary, the Company had consolidated the joint ventures and recorded TP GP’s minority interests as redeemable noncontrolling interests in related party and noncontrolling interests in related party in the consolidated balance sheets.
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
The following table is a reconciliation of the beginning and ending carrying amounts of redeemable noncontrolling interests in related party, noncontrolling interests in related party and total noncontrolling interests in related party for the year ended December 31, 2018:

	Redeemable noncontrolling interests in related party	Noncontrolling interests in related party	Total noncontrolling interests in related party
	2018	2018	2018
Balance, beginning of period	$108,219	$5,407	$113,626
Changes in capital account allocation (1)	(108,219)	(5,407)	(113,626)
Balance, end of period	$—	$—	$—

(1)	Changes in capital account allocation include TP GP's redemption in conjunction with the change in the investment account structure. See Note 4 for additional information.
In addition, the following table is a reconciliation of beginning and ending carrying amount of total noncontrolling interests in related party resulting from the consolidation of the Company’s joint venture in Third Point Re BDA and Third Point Re USA:

	Third Point Re BDA	Third Point Re USA	Total
	2018	2018	2018
Balance, beginning of period	$97,619	$16,007	$113,626
Net income attributable to total noncontrolling interests in related party	141	82	223
Contributions	564	80	644
Redemptions (1)	(98,324)	(16,169)	(114,493)
Balance, end of period	$—	$—	$—

(1)	Redemptions include TP GP's redemption in conjunction with the change in the investment account structure. See Note 4 for additional information.

18. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	91,835,990	97,054,315	102,264,094
Dilutive effect of options	125,530	—	1,392,384
Dilutive effect of warrants	91,884	—	1,270,957
Dilutive effect of restricted shares with service and performance condition	598,912	—	299,603
Diluted number of common shares outstanding	92,652,316	97,054,315	105,227,038
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$200,619	$(317,692)	$277,798
Net income allocated to Third Point Re participating common shareholders	(643)	—	(263)
Net income (loss) allocated to Third Point Re common shareholders	$199,976	$(317,692)	$277,535
Basic earnings (loss) per share available to Third Point Re common shareholders	$2.18	$(3.27)	$2.71
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$200,619	$(317,692)	$277,798
Net income allocated to Third Point Re participating common shareholders	(637)	—	(256)
Net income (loss) allocated to Third Point Re common shareholders	$199,982	$(317,692)	$277,542
Diluted earnings (loss) per share available to Third Point Re common shareholders	$2.16	$(3.27)	$2.64

For the years ended December 31, 2019 and 2017, anti-dilutive options of 3,719,404 and 4,056,588, respectively, were excluded from the computation of diluted earnings per share.
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
20. Commitments and Contingencies
Operating leases
The Company leases offices space in Bermuda and in New Jersey, U.S.A. The leases have been accounted for as operating leases. Total rent expense for each of the years ended December 31, 2019, 2018 and 2017 were $0.9 million, $0.8 million and $0.8 million, respectively.
Future minimum rental commitments as of December 31, 2019 under these leases are expected to be as follows:

2020	$833
2021	236
2022	39
2023	—
2024	—
Thereafter	—
$1,108

Agreements
Third Point LLC
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

Employment agreements
As of December 31, 2019, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
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
Letters of Credit
See Note 11 for additional information related to the Company’s letter of credit facilities.
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

The following is a summary of the Company’s operating segment results for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$631,846	$631,846	$578,252	$578,252	$641,620	$641,620
Gross premiums ceded	(9,265)	(9,265)	(19,895)	(19,895)	(2,475)	(2,475)
Net premiums written	622,581	622,581	558,357	558,357	639,145	639,145
Change in net unearned premium reserves	77,561	77,561	63,085	63,085	(92,087)	(92,087)
Net premiums earned	700,142	700,142	621,442	621,442	547,058	547,058
Expenses
Loss and loss adjustment expenses incurred, net	403,499	403,499	438,414	438,414	370,058	370,058
Acquisition costs, net	295,626	295,626	206,498	206,498	188,904	188,904
General and administrative expenses	23,366	23,366	18,635	18,635	30,656	30,656
Total expenses	722,491	722,491	663,547	663,547	589,618	589,618
Net underwriting loss	$(22,349)	(22,349)	$(42,105)	(42,105)	$(42,560)	(42,560)
Net investment income (loss)		282,560		(251,433)		391,953
Corporate expenses		(30,397)		(17,606)		(22,447)
Other expenses		(16,619)		(9,610)		(12,674)
Interest expense		(8,228)		(8,228)		(8,225)
Foreign exchange gains (losses)		(3,635)		7,503		(12,300)
Income tax (expense) benefit		(713)		4,010		(11,976)
Net income attributable to noncontrolling interests in related party		—		(223)		(3,973)
Net income (loss) available to Third Point Re common shareholders		$200,619		$(317,692)		$277,798

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	57.6%		70.6%		67.6%
Acquisition cost ratio	42.2%		33.2%		34.5%
Composite ratio	99.8%		103.8%		102.1%
General and administrative expense ratio	3.4%		3.0%		5.6%
Combined ratio	103.2%		106.8%		107.7%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2019, 2018 and 2017 as a percentage of total gross premiums written in the relevant year:

	2019	2018	2017
Largest contract	15.2%	17.5%	16.1%
Second largest contract	n/a	12.1%	14.1%
Third largest contract	n/a	n/a	13.1%
Total for contracts contributing greater than 10% each	15.2%	29.6%	43.3%
Total for contracts contributing less than 10% each	84.8%	70.4%	56.7%
	100.0%	100.0%	100.0%

The following table lists counterparties with whom the Company has reinsurance balances receivable representing more than 10% of the Company’s total reinsurance balances receivable as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Counterparty 1	$114,252	19.2%	$86,155	14.3%
Counterparty 2	105,992	17.8%	83,079	13.8%
Counterparty 3	88,895	14.9%	69,641	11.6%
	309,139	51.9%	238,875	39.7%
Other counterparties representing less than 10% each	286,981	48.1%	363,573	60.3%
Reinsurance balances receivable	$596,120	100.0%	$602,448	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
Property	$144,271	22.8%	$9,070	1.6%	$136,999	21.4%
Casualty	151,893	24.0%	235,789	40.8%	269,759	42.0%
Specialty	248,044	39.3%	259,173	44.8%	125,511	19.6%
Total prospective reinsurance contracts	544,208	86.1%	504,032	87.2%	532,269	83.0%
Retroactive reinsurance contracts	87,638	13.9%	74,220	12.8%	109,351	17.0%
	$631,846	100.0%	$578,252	100.0%	$641,620	100.0%

Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
Largest broker	$160,404	25.4%	$198,251	34.3%	$243,581	38.0%
Second largest broker	150,377	23.8%	157,542	27.2%	128,648	20.1%
Third largest broker	137,685	21.8%	70,524	12.2%	107,612	16.8%
Other	183,380	29.0%	151,935	26.3%	161,779	25.1%
	$631,846	100.0%	$578,252	100.0%	$641,620	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
United States	$326,987	51.8%	$326,261	56.4%	$352,539	54.9%
United Kingdom	154,909	24.5%	63,619	11.0%	203,768	31.8%
Bermuda	142,246	22.5%	93,406	16.2%	62,234	9.7%
Other	7,704	1.2%	94,966	16.4%	23,079	3.6%
	$631,846	100.0%	$578,252	100.0%	$641,620	100.0%

22. Statutory requirements
Under the Bermuda Insurance Act 1978, as amended, and related regulations, Third Point Re BDA and Third Point Re USA are subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement (“BSCR”) model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re BDA’s and Third Point Re USA’s assets, liabilities and premiums. Third Point Re BDA’s and Third Point Re USA’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement (“ECR”). Third Point Re BDA and Third Point Re USA are required to calculate and submit the ECR to the Bermuda Monetary Authority (“BMA”), annually. Following receipt of the submission of Third Point Re BDA’s and Third Point Re USA’s ECR, the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. In 2016, the BMA implemented the economic balance sheet (“EBS”) framework, which is now used as the basis to determine the Company’s ECR.  Under the new framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. As of December 31, 2019 and 2018, Third Point Re BDA and Third Point Re USA met their ECR.
As of December 31, 2019 and 2018, the principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is that prepaid expenses is a non-admitted asset for statutory purposes.
Third Point Re BDA and Third Point Re USA are also required under their Class 4 licenses to maintain minimum liquidity ratios whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2019 and 2018, Third Point Re BDA and Third Point Re USA met their minimum liquidity ratio requirements.
The following is a summary of estimated actual and required statutory capital and surplus, based on the EBS framework, of Third Point Re BDA and Third Point Re USA as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Actual statutory capital and surplus
Third Point Re BDA	$1,298,596	$1,043,357
Third Point Re USA	276,185	255,872
Required statutory capital and surplus
Third Point Re BDA	555,714	574,405
Third Point Re USA	$112,601	$100,000

The following is a summary of the statutory net income (loss) for Third Point Re and Third Point Re USA for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Third Point Re BDA	$214,227	$(272,339)	$265,903
Third Point Re USA	$9,016	$(29,491)	$22,310

Dividend restrictions
Third Point Re BDA
Third Point Re BDA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, Third Point Re BDA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless Third Point Re BDA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re BDA to fail to meet its capital requirements. As of December 31, 2019, Third Point Re BDA could pay dividends in 2020 of approximately $314.5 million (December 31, 2018 - $260.8 million) without providing an affidavit to the BMA.
Third Point Re USA
Third Point Re USA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re USA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus, unless Third Point Re USA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re USA to fail to meet its capital requirements. Third Point Re USA is also restricted by the amount of shareholder’s equity that is available for the payment of dividends and must maintain a minimum shareholder’s equity of $250.0 million as per the Net Worth Maintenance Agreement. As of December 31, 2019, Third Point Re USA could pay dividends of approximately $21.6 million (December 31, 2018 - $1.4 million).

23. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the consolidating balance sheets as of December 31, 2019 and 2018 and the consolidating statements of income (loss) and cash flows for the years ended December 31, 2019, 2018 and 2017 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONSOLIDATING BALANCE SHEET
As of December 31, 2019
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$985,701	$—	$989,701
Cash and cash equivalents	10	176	639,229	—	639,415
Restricted cash and cash equivalents	—	—	1,014,543	—	1,014,543
Investment in subsidiaries	1,419,197	271,624	191,077	(1,881,898)	—
Interest and dividends receivable	—	—	2,178	—	2,178
Reinsurance balances receivable	—	—	596,120	—	596,120
Deferred acquisition costs, net	—	—	154,717	—	154,717
Unearned premiums ceded	—	—	16,945	—	16,945
Loss and loss adjustment expenses recoverable	—	—	5,520	—	5,520
Amounts due from (to) affiliates	(5,722)	(3,898)	9,620	—	—
Other assets	764	6,784	13,007	—	20,555
Total assets	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694
Liabilities
Accounts payable and accrued expenses	$4,175	$—	$13,641	$—	$17,816
Reinsurance balances payable	—	—	81,941	—	81,941
Deposit liabilities	—	—	172,259	—	172,259
Unearned premium reserves	—	—	524,768	—	524,768
Loss and loss adjustment expense reserves	—	—	1,111,692	—	1,111,692
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	114,089	—	—	114,089
Total liabilities	4,175	117,144	1,904,301	—	2,025,620
Shareholders' equity
Common shares	9,423	—	1,239	(1,239)	9,423
Additional paid-in capital	927,704	191,361	1,591,796	(1,783,157)	927,704
Retained earnings (deficit)	476,947	(33,819)	131,321	(97,502)	476,947
Shareholders’ equity attributable to Third Point Re common shareholders	1,414,074	157,542	1,724,356	(1,881,898)	1,414,074
Total liabilities and shareholders’ equity	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694

CONSOLIDATING BALANCE SHEET
As of December 31, 2018
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$—	$—	$1,523,728	$—	$1,523,728
Cash and cash equivalents	—	187	103,996	—	104,183
Restricted cash and cash equivalents	—	—	609,154	—	609,154
Investment in subsidiaries	1,207,161	251,350	175,758	(1,634,269)	—
Due from brokers	—	—	1,411	—	1,411
Interest and dividends receivable	—	—	1,316	—	1,316
Reinsurance balances receivable	—	—	602,448	—	602,448
Deferred acquisition costs, net	—	—	203,842	—	203,842
Unearned premiums ceded	—	—	17,552	—	17,552
Loss and loss adjustment expenses recoverable	—	—	2,031	—	2,031
Amounts due from (to) affiliates	(3,522)	52	3,470	—	—
Other assets	1,673	5,069	13,827	—	20,569
Total assets	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234
Liabilities
Accounts payable and accrued expenses	$738	$70	$6,453	$—	$7,261
Reinsurance balances payable	—	—	69,701	—	69,701
Deposit liabilities	—	—	145,342	—	145,342
Unearned premium reserves	—	—	602,936	—	602,936
Loss and loss adjustment expense reserves	—	—	937,157	—	937,157
Participation agreement with related party investment fund	—	—	2,297	—	2,297
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	113,911	—	—	113,911
Total liabilities	738	117,036	1,763,886	—	1,881,660
Shareholders’ equity
Common shares	9,364	—	1,239	(1,239)	9,364
Additional paid-in capital	918,882	176,005	1,557,016	(1,733,021)	918,882
Retained earnings (deficit)	276,328	(36,383)	(63,608)	99,991	276,328
Shareholders’ equity attributable to Third Point Re common shareholders	1,204,574	139,622	1,494,647	(1,634,269)	1,204,574
Total liabilities and shareholders’ equity	$1,205,312	$256,658	$3,258,533	$(1,634,269)	$3,086,234

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2019
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$631,846	$—	$631,846
Gross premiums ceded	—	—	(9,265)	—	(9,265)
Net premiums written	—	—	622,581	—	622,581
Change in net unearned premium reserves	—	—	77,561	—	77,561
Net premiums earned	—	—	700,142	—	700,142
Net investment income	—	—	282,560	—	282,560
Equity in earnings (losses) of subsidiaries	216,877	9,017	(40)	(225,854)	—
Total revenues	216,877	9,017	982,662	(225,854)	982,702
Expenses
Loss and loss adjustment expenses incurred, net	—	—	403,499	—	403,499
Acquisition costs, net	—	—	295,626	—	295,626
General and administrative expenses	16,258	(59)	37,564	—	53,763
Other expenses	—	—	16,619	—	16,619
Interest expense	—	8,228	—	—	8,228
Foreign exchange losses	—	—	3,635	—	3,635
Total expenses	16,258	8,169	756,943	—	781,370
Income before income tax (expense) benefit	200,619	848	225,719	(225,854)	201,332
Income tax (expense) benefit	—	1,716	(2,429)	—	(713)
Net income	200,619	2,564	223,290	(225,854)	200,619
Net income attributable to noncontrolling interests in related party	—	—	—	—	—
Net income available to Third Point Re common shareholders	$200,619	$2,564	$223,290	$(225,854)	$200,619

CONSOLIDATING STATEMENT OF LOSS
Year Ended December 31, 2018
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$578,252	$—	$578,252
Gross premiums ceded	—	—	(19,895)	—	(19,895)
Net premiums written	—	—	558,357	—	558,357
Change in net unearned premium reserves	—	—	63,085	—	63,085
Net premiums earned	—	—	621,442	—	621,442
Net investment loss	—	—	(251,433)	—	(251,433)
Equity in losses of subsidiaries	(310,552)	(29,492)	(57)	340,101	—
Total revenues	(310,552)	(29,492)	369,952	340,101	370,009
Expenses
Loss and loss adjustment expenses incurred, net	—	—	438,414	—	438,414
Acquisition costs, net	—	—	206,498	—	206,498
General and administrative expenses	7,140	47	29,054	—	36,241
Other expenses	—	—	9,610	—	9,610
Interest expense	—	8,228	—	—	8,228
Foreign exchange gains	—	—	(7,503)	—	(7,503)
Total expenses	7,140	8,275	676,073	—	691,488
Loss before income tax (expense) benefit	(317,692)	(37,767)	(306,121)	340,101	(321,479)
Income tax (expense) benefit	—	(419)	4,429	—	4,010
Net loss	(317,692)	(38,186)	(301,692)	340,101	(317,469)
Net income attributable to noncontrolling interests in related party	—	—	(223)	—	(223)
Net loss attributable to Third Point Re common shareholders	$(317,692)	$(38,186)	$(301,915)	$340,101	$(317,692)

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2017

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$641,620	$—	$641,620
Gross premiums ceded	—	—	(2,475)	—	(2,475)
Net premiums written	—	—	639,145	—	639,145
Change in net unearned premium reserves	—	—	(92,087)	—	(92,087)
Net premiums earned	—	—	547,058	—	547,058
Net investment income	—	—	391,953	—	391,953
Equity in earnings (losses) of subsidiaries	283,088	22,309	(57)	(305,340)	—
Total revenues	283,088	22,309	938,954	(305,340)	939,011
Expenses
Loss and loss adjustment expenses incurred, net	—	—	370,058	—	370,058
Acquisition costs, net	—	—	188,904	—	188,904
General and administrative expenses	5,290	49	47,764	—	53,103
Other expenses	—	—	12,674	—	12,674
Interest expense	—	8,225	—	—	8,225
Foreign exchange losses	—	—	12,300	—	12,300
Total expenses	5,290	8,274	631,700	—	645,264
Income before income tax (expense) benefit	277,798	14,035	307,254	(305,340)	293,747
Income tax (expense) benefit	—	3,062	(15,038)	—	(11,976)
Net income	277,798	17,097	292,216	(305,340)	281,771
Net income attributable to noncontrolling interests in related party	—	—	(3,973)	—	(3,973)
Net income available to Third Point Re common shareholders	$277,798	$17,097	$288,243	$(305,340)	$277,798

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$200,619	$2,564	$223,290	$(225,854)	$200,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(216,877)	(9,017)	40	225,854	—
Share compensation expense	2,653	—	4,408	—	7,061
Net interest expense on deposit liabilities	—	—	5,879	—	5,879
Net realized and unrealized gain on investments and derivatives	—	—	(2,522)	—	(2,522)
Net realized and unrealized gain on investment in related party investment fund	—	—	(249,626)	—	(249,626)
Net foreign exchange losses	—	—	3,635	—	3,635
Amortization of premium and accretion of discount, net	—	178	(1,560)	—	(1,382)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	30,039	—	30,039
Deferred acquisition costs, net	—	—	49,125	—	49,125
Unearned premiums ceded	—	—	607	—	607
Loss and loss adjustment expenses recoverable	—	—	(3,489)	—	(3,489)
Other assets	909	(1,715)	634	—	(172)
Interest and dividends receivable, net	—	—	(862)	—	(862)
Unearned premium reserves	—	—	(78,168)	—	(78,168)
Loss and loss adjustment expense reserves	—	—	157,849	—	157,849
Accounts payable and accrued expenses	3,437	(71)	7,189	—	10,555
Reinsurance balances payable	—	—	11,964	—	11,964
Amounts due from (to) affiliates	2,200	3,950	(6,150)	—	—
Net cash provided by (used in) operating activities	(7,059)	(4,111)	152,282	—	141,112
Investing activities
Proceeds from redemptions from related party investment fund	—	—	760,000	—	760,000
Contributions to related party investment fund	—	—	(87,000)	—	(87,000)
Change in participation agreement with related party investment fund	—	—	(2,297)	—	(2,297)
Purchases of investments	(4,000)	—	(327,463)	—	(331,463)
Proceeds from sales and maturities of investments	—	—	446,206	—	446,206
Change in due to/from brokers, net	—	—	1,411	—	1,411
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash provided by (used in) investing activities	(19,000)	—	805,857	—	786,857
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,888	—	—	—	1,888
Taxes paid on withholding shares	(68)	—	—	—	(68)
Net proceeds from deposit liability contracts	—	—	10,832	—	10,832
Dividend received by (paid to) parent	24,249	4,100	(28,349)	—	—
Net cash provided by (used in) financing activities	26,069	4,100	(17,517)	—	12,652
Net increase (decrease) in cash, cash equivalents and restricted cash	10	(11)	940,622	—	940,621
Cash, cash equivalents and restricted cash at beginning of period	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of period	$10	$176	$1,653,772	$—	$1,653,958

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(317,692)	$(38,186)	$(301,692)	$340,101	$(317,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	310,552	29,492	57	(340,101)	—
Share compensation expense	610	—	4,346	—	4,956
Net interest income on deposit liabilities	—	—	(1,273)	—	(1,273)
Net realized and unrealized gain on investments and derivatives	—	—	(34,145)	—	(34,145)
Net realized and unrealized loss on investment in related party investment fund	—	—	280,847	—	280,847
Net foreign exchange gains	—	—	(7,503)	—	(7,503)
Amortization of premium and accretion of discount, net	—	178	3,956	—	4,134
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(120,620)	—	(120,620)
Deferred acquisition costs, net	—	—	54,951	—	54,951
Unearned premiums ceded	—	—	(16,503)	—	(16,503)
Loss and loss adjustment expenses recoverable	—	—	(918)	—	(918)
Other assets	(1,009)	(5,069)	(7,408)	—	(13,486)
Interest and dividends receivable, net	—	—	(2,716)	—	(2,716)
Unearned premium reserves	—	—	(46,582)	—	(46,582)
Loss and loss adjustment expense reserves	—	—	225,670	—	225,670
Accounts payable and accrued expenses	(25)	5,513	(30,172)	—	(24,684)
Reinsurance balances payable	—	—	28,728	—	28,728
Amounts due from (to) affiliates	2,234	360	(2,594)	—	—
Net cash provided by (used in) operating activities	(5,330)	(7,712)	26,429	—	13,387
Investing activities
Proceeds from redemptions from related party investment fund	—	—	142,968	—	142,968
Contributions to related party investment fund	—	—	(136,626)	—	(136,626)
Change in participation agreement with related party investment fund	—	—	(20,852)	—	(20,852)
Purchases of investments	—	—	(3,483,319)	—	(3,483,319)
Proceeds from sales and maturities of investments	—	—	3,475,515	—	3,475,515
Purchases of investments to cover short sales	—	—	(853,798)	—	(853,798)
Proceeds from short sales of investments	—	—	800,508	—	800,508
Change in due to/from brokers, net	—	—	482,778	—	482,778
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)	—	(29,618)
Contributed capital to subsidiaries	(10,000)	10,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(10,000)	10,000	—	—
Net cash provided by (used in) investing activities	(10,000)	—	387,556	—	377,556
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(138,705)	—	—	—	(138,705)
Net proceeds from deposit liability contracts	—	—	9,790	—	9,790
Change in total noncontrolling interests in related party, net	—	—	(97,950)	—	(97,950)
Dividend received by (paid to) parent	154,100	7,700	(161,800)	—	—
Net cash provided by (used in) financing activities	15,321	7,700	(249,960)	—	(226,939)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9)	(12)	164,025	—	164,004
Cash, cash equivalents and restricted cash at beginning of period	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of period	$—	$187	$713,150	$—	$713,337

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$277,798	$17,097	$292,216	$(305,340)	$281,771
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (earnings) losses of subsidiaries	(283,088)	(22,309)	57	305,340	—
Share compensation expense	298	—	3,301	—	3,599
Net interest expense on deposit liabilities	—	—	2,800	—	2,800
Net realized and unrealized gain on investments and derivatives	—	—	(480,045)	—	(480,045)
Net foreign exchange losses	—	—	12,300	—	12,300
Amortization of premium and accretion of discount, net	—	178	295	—	473
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(86,606)	—	(86,606)
Deferred acquisition costs, net	—	—	(37,175)	—	(37,175)
Unearned premiums ceded	—	—	(354)	—	(354)
Loss and loss adjustment expenses recoverable	—	—	(1,112)	—	(1,112)
Other assets	(27)	5,507	3,657	—	9,137
Interest and dividends receivable, net	—	(2)	3,565	—	3,563
Unearned premium reserves	—	—	92,442	—	92,442
Loss and loss adjustment expense reserves	—	—	97,922	—	97,922
Accounts payable and accrued expenses	(388)	(8,845)	33,445	—	24,212
Reinsurance balances payable	—	—	(1,463)	—	(1,463)
Amounts due from (to) affiliates	1,146	(8,806)	7,660	—	—
Net cash used in operating activities	(4,261)	(17,180)	(57,095)	—	(78,536)
Investing activities
Purchases of investments	—	—	(3,099,525)	—	(3,099,525)
Proceeds from sales of investments	—	—	3,228,251	—	3,228,251
Purchases of investments to cover short sales	—	—	(791,753)	—	(791,753)
Proceeds from short sales of investments	—	—	1,048,552	—	1,048,552
Change in due to/from brokers, net	—	—	(149,898)	—	(149,898)
Increase in securities sold under an agreement to repurchase	—	—	29,618	—	29,618
Net cash provided by investing activities	—	—	265,245	—	265,245
Financing activities
Proceeds from issuance of common shares, net of costs	1,505	—	—	—	1,505
Purchases of Third Point Re common shares under share repurchase program	(40,864)	—	—	—	(40,864)
Net proceeds from deposit liability contracts	—	—	19,113	—	19,113
Change in total noncontrolling interests in related party, net	—	—	73,979	—	73,979
Dividend received by (paid to) parent	42,000	17,300	(59,300)	—	—
Net cash provided by financing activities	2,641	17,300	33,792	—	53,733
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,620)	120	241,942	—	240,442
Cash, cash equivalents and restricted cash at beginning of period	1,629	79	307,183	—	308,891
Cash, cash equivalents and restricted cash at end of period	$9	$199	$549,125	$—	$549,333

24. Quarterly financial results (UNAUDITED)

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues
Gross premiums written	$134,230	$95,388	$82,637	$319,591
Gross premiums ceded	(5,964)	(1,116)	(1,473)	(712)
Net premiums written	128,266	94,272	81,164	318,879
Change in net unearned premium reserves	70,126	108,976	64,288	(165,829)
Net premiums earned	198,392	203,248	145,452	153,050
Net investment income (loss)	61,614	(3,138)	69,131	154,953
Total revenues	260,006	200,110	214,583	308,003
Expenses
Loss and loss adjustment expenses incurred, net	140,394	85,703	82,334	95,068
Acquisition costs, net	61,851	118,271	58,006	57,498
General and administrative expenses	12,744	9,237	19,650	12,132
Other expenses	3,625	5,058	3,811	4,125
Interest expense	2,074	2,074	2,051	2,029
Foreign exchange (gains) losses	10,298	(4,921)	(4,260)	2,518
Total expenses	230,986	215,422	161,592	173,370
Income (loss) before income tax (expense) benefit	29,020	(15,312)	52,991	134,633
Income tax (expense) benefit	718	213	74	(1,718)
Net income (loss)	29,738	(15,099)	53,065	132,915
Net income attributable to noncontrolling interests in related party	—	—	—	—
Net income (loss) available to Third Point Re common shareholders	$29,738	$(15,099)	$53,065	$132,915
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$0.32	$(0.16)	$0.58	$1.45
Diluted earnings (loss) per share available to Third Point Re common shareholders	$0.32	$(0.16)	$0.57	$1.43
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,989,469	91,903,556	91,776,870	91,669,810
Diluted	92,696,491	91,903,556	92,801,799	92,578,933

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues
Gross premiums written	$120,063	$30,064	$49,765	$378,360
Gross premiums ceded	(1,770)	—	(3,479)	(14,646)
Net premiums written	118,293	30,064	46,286	363,714
Change in net unearned premium reserves	91,177	97,929	95,207	(221,228)
Net premiums earned	209,470	127,993	141,493	142,486
Net investment income (loss)	(276,810)	(3,590)	31,175	(2,208)
Total revenues	(67,340)	124,403	172,668	140,278
Expenses
Loss and loss adjustment expenses incurred, net	173,088	88,706	84,000	92,620
Acquisition costs, net	56,668	40,841	57,584	51,405
General and administrative expenses	7,553	9,511	9,696	9,481
Other (income) expenses	2,994	(1,362)	3,983	3,995
Interest expense	2,074	2,074	2,051	2,029
Foreign exchange (gains) losses	(3,288)	(1,979)	(8,847)	6,611
Total expenses	239,089	137,791	148,467	166,141
Income (loss) before income tax (expense) benefit	(306,429)	(13,388)	24,201	(25,863)
Income tax (expense) benefit	8,417	111	(4,390)	(128)
Net income (loss)	(298,012)	(13,277)	19,811	(25,991)
Net income attributable to noncontrolling interests in related party	—	(4)	(209)	(10)
Net income (loss) available to Third Point Re common shareholders	$(298,012)	$(13,281)	$19,602	$(26,001)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(3.24)	$(0.14)	$0.20	$(0.26)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(3.24)	$(0.14)	$0.19	$(0.26)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,967,831	95,671,385	99,498,901	101,195,747
Diluted	91,967,831	95,671,385	102,032,485	101,195,747

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties

	Cost	Fair value	Balance sheet value
Assets
Private common equity securities	$1,000	$1,000	$1,000
Private preferred equity securities	3,000	3,000	3,000
Total equities	4,000	4,000	4,000
U.S. Treasury securities	101,413	101,186	101,186
Sovereign debt	27,917	23,885	23,885
Total debt securities	129,330	125,071	125,071
Total investments in securities	$133,330	$129,071	$129,071

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2019, 2018 and 2017

	As of and for the year ended December 31, 2019
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$154,717	$1,111,692	$524,768	$700,142	$—	$—	$403,499	$295,626	$23,366	$622,581
Corporate (1)	—	—	—	—	282,560	16,619	—	—	30,397	—
	$154,717	$1,111,692	$524,768	$700,142	$282,560	$16,619	$403,499	$295,626	$53,763	$622,581

	As of and for the year ended December 31, 2018
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment loss	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$203,842	$937,157	$602,936	$621,442	$—	$—	$438,414	$206,498	$18,635	$558,357
Corporate (1)	—	—	—	—	(251,433)	9,610	—	—	17,606	—
	$203,842	$937,157	$602,936	$621,442	$(251,433)	$9,610	$438,414	$206,498	$36,241	$558,357

	As of and for the year ended December 31, 2017
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$258,793	$720,570	$649,518	$547,058	$—	$—	$370,058	$188,904	$30,656	$639,145
Corporate (1)	—	—	—	—	391,953	12,674	—	—	22,447	—
	$258,793	$720,570	$649,518	$547,058	$391,953	$12,674	$370,058	$188,904	$53,103	$639,145

(1)	Corporate is comprised of non-underwriting income and expenses.

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2019, 2018 and 2017

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2019	$—	$9,265	$631,846	$622,581	99%
Year ended December 31, 2018	$—	$19,895	$578,252	$558,357	97%
Year ended December 31, 2017	$—	$2,475	$641,620	$639,145	100%