Form 10-Q
period 2020-03-31
Third Point Reinsurance Ltd.
filed 2020-05-07
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐    No    ☒
As of May 4, 2020, there were 94,881,229 common shares of the registrant’s common shares issued and outstanding, including 2,280,379 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 and December 31, 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	(Unaudited)	(Audited)
	March 31, 2020	December 31, 2019
Assets
Investment in related party investment fund, at fair value (cost - $891,850; 2019 - $891,850)	$659,815	$860,630
Debt securities, trading, at fair value (cost - $347,926; 2019 - $129,330)	363,121	125,071
Other investments, at fair value	4,000	4,000
Total investments	1,026,936	989,701
Cash and cash equivalents	445,776	639,415
Restricted cash and cash equivalents	975,109	1,014,543
Due from brokers	57,929	—
Interest and dividends receivable	3,732	2,178
Reinsurance balances receivable, net	622,883	596,120
Deferred acquisition costs, net	168,505	154,717
Unearned premiums ceded	13,411	16,945
Loss and loss adjustment expenses recoverable, net	6,865	5,520
Other assets	21,388	20,555
Total assets	$3,342,534	$3,439,694
Liabilities
Accounts payable and accrued expenses	$8,868	$17,816
Reinsurance balances payable	78,323	81,941
Deposit liabilities	170,402	172,259
Unearned premium reserves	579,315	524,768
Loss and loss adjustment expense reserves	1,107,911	1,111,692
Securities sold, not yet purchased, at fair value	47,427	—
Due to brokers	3,150	—
Interest and dividends payable	1,304	3,055
Senior notes payable, net of deferred costs	114,133	114,089
Total liabilities	2,110,833	2,025,620
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 94,881,229; 2019 - 94,225,498)	9,488	9,423
Additional paid-in capital	928,903	927,704
Retained earnings	293,310	476,947
Shareholders’ equity attributable to Third Point Re common shareholders	1,231,701	1,414,074
Total liabilities and shareholders’ equity	$3,342,534	$3,439,694

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2020	2019
Revenues
Gross premiums written	$204,131	$319,591
Gross premiums ceded	265	(712)
Net premiums written	204,396	318,879
Change in net unearned premium reserves	(58,081)	(165,829)
Net premiums earned	146,315	153,050
Net investment income (loss) from investment in related party investment fund	(200,815)	146,991
Other net investment income	15,788	7,962
Net investment income (loss)	(185,027)	154,953
Total revenues	(38,712)	308,003
Expenses
Loss and loss adjustment expenses incurred, net	87,786	95,068
Acquisition costs, net	49,253	57,498
General and administrative expenses	10,159	12,132
Other expenses	3,477	4,125
Interest expense	2,048	2,029
Foreign exchange (gains) losses	(8,217)	2,518
Total expenses	144,506	173,370
Income (loss) before income tax expense	(183,218)	134,633
Income tax expense	(419)	(1,718)
Net income (loss) available to Third Point Re common shareholders	$(183,637)	$132,915
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$(1.99)	$1.45
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(1.99)	$1.43
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	92,191,837	91,669,810
Diluted	92,191,837	92,578,933

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2020 and 2019
(expressed in thousands of U.S. dollars)

	2020	2019
Common shares
Balance, beginning of period	$9,423	$9,364
Issuance of common shares, net	65	65
Balance, end of period	9,488	9,429
Additional paid-in capital
Balance, beginning of period	927,704	918,882
Issuance of common shares, net	(367)	(133)
Share compensation expense	1,566	1,458
Balance, end of period	928,903	920,207
Retained earnings
Balance, beginning of period	476,947	276,328
Net income (loss)	(183,637)	132,915
Balance, end of period	293,310	409,243
Shareholders’ equity attributable to Third Point Re common shareholders	$1,231,701	$1,338,879

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2020 and 2019
(expressed in thousands of U.S. dollars)

	2020	2019
Operating activities
Net income (loss)	$(183,637)	$132,915
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation expense	1,566	1,458
Net interest expense on deposit liabilities	1,002	1,500
Net realized and unrealized gain on investments and derivatives	(18,673)	(1,692)
Net realized and unrealized (gain) loss on investment in related party investment fund	200,815	(146,991)
Net foreign exchange (gains) losses	(8,217)	2,518
Amortization of premium and accretion of discount, net	81	322
Changes in assets and liabilities:
Reinsurance balances receivable	(28,236)	(154,205)
Deferred acquisition costs, net	(13,788)	(29,266)
Unearned premiums ceded	3,534	1,413
Loss and loss adjustment expenses recoverable	(1,345)	(720)
Other assets	(1,319)	415
Interest and dividends receivable, net	(3,305)	(2,615)
Unearned premium reserves	54,547	164,416
Loss and loss adjustment expense reserves	6,349	44,838
Accounts payable and accrued expenses	(10,047)	1,964
Reinsurance balances payable	(2,544)	6,720
Net cash provided by (used in) operating activities	(3,217)	22,990
Investing activities
Proceeds from redemptions from related party investment fund	—	10,000
Contributions to related party investment fund	—	(70,000)
Change in participation agreement with related party investment fund	—	(776)
Purchases of investments	(241,619)	(3,000)
Proceeds from sales and maturities of investments	22,264	—
Purchases of investments to cover short sales	(5,656)	—
Proceeds from short sales of investments	53,000	—
Change in due to/from brokers, net	(54,779)	774
Net cash used in investing activities	(226,790)	(63,002)
Financing activities
Taxes paid on withholding shares	(302)	(68)
Net payments on deposit liability contracts	(2,764)	(2,094)
Net cash used in financing activities	(3,066)	(2,162)
Net decrease in cash, cash equivalents and restricted cash	(233,073)	(42,174)
Cash, cash equivalents and restricted cash at beginning of period	1,653,958	713,337
Cash, cash equivalents and restricted cash at end of period	$1,420,885	$671,163
Supplementary information
Interest paid in cash	$4,025	$4,025
Income taxes paid in cash	$—	$—

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
These unaudited condensed consolidated financial statements include the results of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as filed with the U.S. Securities and Exchange Commission on February 28, 2020.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2019 Form 10-K.
Recently issued accounting standards
Issued and effective as of March 31, 2020
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2019. ASU 2018-13 did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2018, the FASB issued Accounting Standards Update 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The amendments in ASU 2018-17 for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. ASU 2018-17 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2018-17 did not impact the Company’s assessment of its variable interest entity.
Issued but not yet effective as of March 31, 2020
Other accounting pronouncements issued during the three months ended March 31, 2020 were either not relevant to the Company or did not impact the Company’s condensed consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$445,776	$639,415
Restricted cash securing letter of credit facilities (1)	267,297	254,176
Restricted cash securing reinsurance contracts (2)	707,812	760,367
Total cash, cash equivalents and restricted cash (3)	1,420,885	1,653,958
Restricted investments securing reinsurance contracts (2)	149,278	142,617
Total cash, cash equivalents, restricted cash and restricted investments	$1,570,163	$1,796,575

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

(2)
Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities including U.S. Treasury securities, sovereign debt, and limited partnership interests in Third Point Enhanced LP (“TP Fund”). The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.

(3)	Cash, cash equivalents and restricted cash as reported in the Company’s consolidated statements of cash flows.

4. Investments
The following is a summary of the net investments managed by Third Point LLC as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets
TP Fund	$659,815	$860,630
Debt securities	363,121	125,071
Total investments	1,022,936	985,701
Cash and cash equivalents	366,894	588,196
Restricted cash and cash equivalents	975,109	1,014,543
Due from brokers	57,929	—
Interest and dividends receivable	3,732	2,178
Other assets	—	18
Total assets	2,426,600	2,590,636
Liabilities
Accounts payable and accrued expenses	761	509
Securities sold, not yet purchased	47,427	—
Due to brokers	3,150	—
Interest and dividends payable	270	—
Total liabilities	51,608	509
Total net investments managed by Third Point LLC	$2,374,992	$2,590,127

Third Point Enhanced LP
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point RE USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund with Third Point Advisors (“TP GP”) and others, effective August 31, 2018. On February 28, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement of TP Fund (the “Amended LPA”) which amended and restated the 2018 LPA, effective January 1, 2019.
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
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of March 31, 2020, the Company and TP GP hold interests of approximately 83.4% and 16.2%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund. As of March 31, 2020, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.

Under the Amended LPA, the TPRE Limited Partners have the right to withdraw funds weekly from TP Fund to pay claims and expenses as needed, to meet capital adequacy requirements and to satisfy financing obligations. The TPRE Limited Partners may also withdraw their investment upon the occurrence of certain events specified in the Amended LPA and may withdraw their investment in full on December 31, 2021 and each successive three-year anniversary of such date.
Other investments
In addition to serving as the investment manager for TP Fund, Third Point LLC also serves as investment manager for the Company’s collateral and other investment assets, which consist of cash, U.S. Treasuries, sovereign debt, structured and corporate credit fixed income securities.

In the three months ended March 31, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries which are included in securities sold, not yet purchased in the condensed consolidated balance sheets as of March 31, 2020.
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

•
Level 3 – Inputs are based all or in part on significant unobservable inputs for the investment, and include situations where there is little, if any, market activity for the investment. The inputs applied in the determination of fair value require significant management judgment and estimation.

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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
Asset-backed securities	—	75,442	4,426	79,868
Bank debt	—	1,378	—	1,378
Corporate bonds	—	159,069	—	159,069
U.S. Treasury securities	—	100,475	—	100,475
Sovereign debt	—	22,331	—	22,331
Total debt securities	—	358,695	4,426	363,121
	$—	$358,695	$8,426	367,121
Investments in funds valued at NAV				659,815
Total assets				$1,026,936
Liabilities
U.S. Treasury securities	$—	$47,427	$—	$47,427
Total securities sold, not yet purchased	—	47,427	—	47,427
Derivative liabilities (embedded)	—	—	4	4
Total liabilities	$—	$47,427	$4	$47,431

	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
U.S. Treasury securities	—	101,186	—	101,186
Sovereign debt	—	23,885	—	23,885
Total debt securities	—	125,071	—	125,071
	$—	$125,071	$4,000	129,071
Investments in funds valued at NAV				860,630
Total assets				$989,701
Liabilities
Derivative liabilities (embedded)	$—	$—	$31	$31
Total liabilities	$—	$—	$31	$31
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended March 31, 2020 were $nil and $19.3 million, respectively (2019 - $nil and $1.4 million, respectively).

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
Debt securities
Debt securities are priced using broker dealer quotes or a recognized third-party pricing vendor. The key inputs for corporate, government and sovereign bonds valuation are coupon frequency, coupon rate and underlying bond spread. The key inputs for asset-backed securities (“ABS”) are yield, probability of default, loss severity and prepayment.
As of March 31, 2020, the Company’s ABS holdings primarily consistent of private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
As of March 31, 2020, securities valued at $16.3 million, representing 4.5% of investments, and $nil of securities sold, not yet purchased, are valued based on broker quotes.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2020 and 2019:

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	March 31, 2020
Assets
Private common equity securities	$1,000	$—	$—	$—	$—	$1,000
Private preferred equity securities	3,000	—	—	—	—	3,000
Asset-backed securities	—	—	4,469	—	(43)	4,426
Total assets	$4,000	$—	$4,469	$—	$(43)	$8,426
Liabilities
Derivative liabilities (embedded)	$(31)	$—	$—	$—	$27	$(4)
Total liabilities	$(31)	$—	$—	$—	$27	$(4)

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	March 31, 2019
Assets
Private preferred equity securities	$—	$—	$3,000	$—	$—	$3,000
Total assets	$—	$—	$3,000	$—	$—	$3,000
Liabilities
Derivative liabilities (embedded)	$(22)	$—	$—	$—	$(10)	$(32)
Total liabilities	$(22)	$—	$—	$—	$(10)	$(32)

(1)
Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three months ended March 31, 2020 was $nil (2019 - $nil).
For the three months ended March 31, 2020 and 2019, there were no changes in the valuation techniques as they relate to the above.

6. Due from/to brokers
In the three months ended March 31, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries.
The Company holds substantially all of its new fixed income investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased, if required.
As of December 31, 2020, the Company’s due from/to brokers were comprised of the following:

March 31, 2020
Due from brokers
Cash held at brokers	$51,695
Receivable from unsettled trades (1)	6,234
$57,929
Due to brokers
Borrowing from prime brokers	$3,150
$3,150
(1) Receivables relating to securities sold by the Company were recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets.
Due from/to brokers include cash balances maintained with the Company’s prime brokers, receivables and payables from unsettled trades and proceeds from securities sold, not yet purchased.
Margin debt balances were collateralized by cash held by the broker and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on London Inter-bank Offered Rate. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in other net investment income (loss) in the condensed consolidated statements of income (loss).
7. Loss and loss adjustment expense reserves
As of March 31, 2020 and December 31, 2019, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	March 31, 2020	December 31, 2019
Case loss and loss adjustment expense reserves	$199,804	$148,166
Incurred but not reported loss and loss adjustment expense reserves	907,766	963,359
Deferred gains on retroactive reinsurance contracts	341	167
	$1,107,911	$1,111,692

The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2020 and 2019:

	2020	2019
Gross reserves for loss and loss adjustment expenses, beginning of period	$1,111,692	$937,157
Less: loss and loss adjustment expenses recoverable, beginning of period	(5,520)	(2,031)
Less: deferred charges on retroactive reinsurance contracts	(6,738)	(3,847)
Net reserves for loss and loss adjustment expenses, beginning of period	1,099,434	931,279
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	92,180	97,794
Prior years	(4,394)	(2,726)
Total incurred loss and loss adjustment expenses	87,786	95,068
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(10,095)	(13,047)
Prior years	(74,002)	(37,578)
Total net paid losses	(84,097)	(50,625)
Foreign currency translation	(10,130)	4,644
Net reserves for loss and loss adjustment expenses, end of period	1,092,993	980,366
Plus: loss and loss adjustment expenses recoverable, end of period	6,865	2,751
Plus: deferred charges on retroactive reinsurance contracts	8,053	3,522
Gross reserves for loss and loss adjustment expenses, end of period	$1,107,911	$986,639

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
The $4.4 million net decrease in prior years’ reserves for the three months ended March 31, 2020 includes $11.0 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $6.6 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:

•
The $11.0 million of net favorable prior years’ reserve development for the three months ended March 31, 2020 was accompanied by net increases of $1.0 million in acquisition costs and net decreases of $7.8 million in earned premium, resulting in a $2.2 million improvement in the net underwriting results.

•
The $6.6 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $2.8 million increase in acquisition costs, for a total of $9.4 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $10.4 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $1.0 million improvement in the net underwriting results for the three months ended March 31, 2020.

•
In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $3.2 million improvement in the net underwriting results for the three months ended March 31, 2020.

As of March 31, 2020, the Company had unamortized deferred charges of $8.1 million (December 31, 2019 - $6.7 million) relating to retroactive reinsurance contracts. Deferred charges on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheet.
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

8. Management and performance fees
Management fees
Pursuant to the Amended LPA, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Fund level and are calculated based on 1.25% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
There are no management or performance fees associated with the management of the other investment assets managed by Third Point LLC.
Performance fees
Pursuant to the Amended LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investment in related party investment fund” on the Company’s condensed consolidated balance sheet since the fees are charged at the TP Fund level.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts and not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Fund. The Amended LPA preserves the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund. As of March 31, 2020, the Loss Recovery Account for Third Point Re BDA’s investment in TP Fund was $38.9 million (December 31, 2019 - $nil) and for Third Point Re USA’s investment in TP Fund was $1.8 million (December 31, 2019 - $0.5 million). These amounts have not been recorded in the Company’s condensed consolidated balance sheets.
The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
Management fees - TP Fund	$3,865	$4,843
Performance fees - TP Fund (before loss carryforward)	—	29,398
Performance fees - loss carryforward utilized	—	(29,398)
Total management and performance fees to related parties	$3,865	$4,843

9. Deposit accounted contracts
The following table represents activity for the deposit contracts for the three months ended March 31, 2020 and year ended December 31, 2019:

	March 31, 2020	December 31, 2019
Balance, beginning of period	$172,259	$145,342
Consideration received	579	23,884
Consideration receivable	—	10,164
Net investment expense allocation	1,002	5,879
Payments	(3,343)	(13,052)
Foreign currency translation	(95)	42
Balance, end of period	$170,402	$172,259

10. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of March 31, 2020, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of March 31, 2020, the Company had capitalized $0.9 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of March 31, 2020, the Notes had an estimated fair value of $122.7 million (December 31, 2019 - $121.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2020 and December 31, 2019.

Letters of credit
As of March 31, 2020, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Committed - Secured letters of credit facilities	$225,000	$66,141	$66,141
Uncommitted - Secured letters of credit facilities	n/a	201,156	201,156
		$267,297	$267,297

The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. See Note 3 for additional information.

11. Net investment income (loss)
Net investment income (loss) for the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
Net investment income (loss) by type
Net realized losses on investments and investment derivatives	$(700)	$—
Net change in unrealized gains on investments and investment derivatives	19,346	1,702
Net gains (losses) on foreign currencies	(7,049)	3,765
Dividend and interest income	4,489	2,685
Other expenses	(298)	(190)
Net investment income (loss) from investment in related party investment fund	(200,815)	146,991
Net investment income (loss)	$(185,027)	$154,953
The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the three months ended March 31, 2020 and 2019:

	2020	2019
Net investment income (loss) by asset type
Asset-backed securities	$12,067	$—
Bank debt	(117)	—
Corporate bonds	6,945	—
U.S. Treasury securities	2,293	1,798
Sovereign debt	(1,351)	966
Total debt securities	19,837	2,764
Net investment income in funds valued at NAV, excluding TP Fund	—	3
Total net investment income from invested assets	19,837	2,767

Net investment income (loss) by liability type
U.S. Treasury securities	(112)	—
Total net investment loss from securities sold, not yet purchased	(112)	—

Other investment income (losses) and other expenses not presented above
Other investment expenses	(268)	(190)
Net investment income (loss) on cash, including foreign exchange gain (loss)	(3,669)	5,385
Total other investment income (losses) and other expenses	(3,937)	5,195
Net investment income (loss) from investment in related party investment fund	(200,815)	146,991
Net investment income (loss)	$(185,027)	$154,953

As a result of the Company’s holding in TP Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Fund for the three months ended March 31, 2020 and 2019, and summarized balance sheet as of March 31, 2020 and December 31, 2019.
This summarized income statement of TP Fund reflects the main components of total investment income and expenses of TP Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Fund as presented in the Company’s condensed consolidated statement of income.

TP Fund summarized income statement	2020	2019
Investment income (loss)
Net realized gain (loss) from securities, derivative contracts and foreign currency translations	$15,595	$(23,101)
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	(251,459)	190,038
Net loss from currencies	(300)	(482)
Dividend and interest income	4,408	12,324
Other income	649	2,108
Total investment income (loss)	(231,107)	180,887
Expenses
Management fees	3,865	4,842
Interest	2,671	3,623
Dividends on securities sold, not yet purchased	1,280	2,355
Administrative and professional fees	465	402
Other expenses	488	1,598
Total expenses	8,769	12,820
Net income (loss)	$(239,876)	$168,067

The following table is a summarized balance sheet of TP Fund as of March 31, 2020 and December 31, 2019 and reflects the underlying assets and liabilities of TP Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Fund.

TP Fund summarized balance sheet	March 31, 2020	December 31, 2019
Assets
Total investments in securities and affiliated funds	$1,381,651	$1,620,531
Cash and cash equivalents	55	52
Due from brokers	184,826	162,682
Derivative assets, at fair value	30,710	21,861
Interest and dividends receivable	2,832	1,210
Other assets	207	212
Total assets	$1,600,281	$1,806,548
Liabilities
Accounts payable and accrued expenses	$2,195	$2,417
Securities sold, not yet purchased, at fair value	172,351	283,711
Securities sold under agreement to repurchase	11,294	—
Due to brokers	557,021	426,612
Derivative liabilities, at fair value	65,307	19,282
Withdrawals payable to General Partner	—	42,381
Interest and dividends payable	851	972
Management fee payable	221	256
Total liabilities	809,240	775,631
Total partners' capital	$791,041	$1,030,917

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
The Company also has subsidiaries in the United Kingdom, TPRUK and Third Point Re UK, which are subject to applicable taxes in that jurisdiction.
For the three months ended March 31, 2020 and 2019, the Company recorded income tax expense, as follows:

	2020	2019
Income tax expense related to U.S. and U.K. subsidiaries (1)	$419	$1,718
(1) As of March 31, 2020, the Company has recorded $7.9 million (December 31, 2019 - $8.3 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of March 31, 2020 the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.

13. Share capital
The following table presents a summary of the common shares issued and outstanding as of and for the three months ended March 31, 2020 and 2019:

Common shares	2020	2019
Common shares issued, beginning of period	94,225,498	93,639,610
Restricted shares granted, net of forfeitures	283,008	281,221
Performance restricted shares granted, net of forfeitures and shares withheld	372,723	372,083
Common shares issued, end of period	94,881,229	94,292,914

Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. No preference shares have been issued to date.
Share repurchases
As of March 31, 2020, the Company is authorized to repurchase up to an aggregate of $61.3 million of common shares under its share repurchase program. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2020, the Company did not repurchase any of its common shares.
14. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three months ended March 31, 2020 and 2019:

	2020	2019
Restricted shares with service condition	$507	$194
Restricted shares with service and performance condition	1,059	1,264
	$1,566	$1,458

As of March 31, 2020, the Company had $12.9 million (December 31, 2019 - $7.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.7 years (December 31, 2019 - 1.5 years).
Management and director options
The Company has not granted any stock option awards since April 2013. These stock option awards were fully amortized as of December 31, 2018.
The following table summarizes information about the Company’s management and director share options outstanding and exercisable as of March 31, 2020:

Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life
$10.00 - $10.89	4,774,694	$10.04	1.8 years
$15.05 - $16.89	1,800,866	15.92	2.0 years
$20.00 - $25.05	1,731,098	20.28	2.0 years
	8,306,658	$13.45	1.9 years

Restricted shares with service condition
Restricted share award activity for the three months ended March 31, 2020 and year ended December 31, 2019 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2019	24,065	$13.35
Granted	403,360	11.10
Forfeited	(36,907)	11.31
Vested	(49,751)	12.40
Balance as of January 1, 2020	340,767	11.83
Granted	285,573	9.50
Forfeited	(2,565)	11.21
Vested	(99,965)	11.20
Balance as of March 31, 2020	523,810	$10.17

Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the three months ended March 31, 2020 and year ended December 31, 2019 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2019	2,001,048	1,185,220	$12.80
Granted	862,176	574,784	10.95
Forfeited	(823,977)	(290,552)	11.70
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	(6,698)	12.92
Balance as of January 1, 2020	1,890,529	1,314,036	12.43
Granted	735,592	490,389	9.50
Forfeited	(330,319)	(6,839)	12.35
Vested	(504,440)	(504,440)	12.16
Change in estimated restricted shares considered probable of vesting	n/a	(1,215)	12.61
Balance as of March 31, 2020	1,791,362	1,291,931	$11.41

15. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three months ended March 31, 2020 and 2019:

	2020	2019
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	92,191,837	91,669,810
Dilutive effect of options	—	291,248
Dilutive effect of warrants	—	207,134
Dilutive effect of restricted shares with service and performance condition	—	410,741
Diluted number of common shares outstanding	92,191,837	92,578,933
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(183,637)	$132,915
Net income allocated to Third Point Re participating common shareholders	—	(173)
Net income (loss) allocated to Third Point Re common shareholders	$(183,637)	$132,742
Basic earnings (loss) per share available to Third Point Re common shareholders	$(1.99)	$1.45
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$(183,637)	$132,915
Net income allocated to Third Point Re participating common shareholders	—	(171)
Net income (loss) allocated to Third Point Re common shareholders	$(183,637)	$132,744
Diluted earnings (loss) per share available to Third Point Re common shareholders	$(1.99)	$1.43

As a result of the net loss for the three months ended March 31, 2020, dilutive options, warrants and restricted shares with service and performance conditions totaling 5,117,702 were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
For the three months ended March 31, 2019, anti-dilutive options of 3,973,824 were excluded from the computation of diluted earnings per share.
16. Commitments and Contingencies
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

17. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses including: net investment income (loss), general and administrative expenses related to corporate activities, interest expense, foreign exchange (gains) losses and income tax expense are presented as a reconciliation to the Company’s consolidated results. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
The following is a summary of the Company’s operating segment results for the three months ended March 31, 2020 and 2019:

	2020		2019
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$204,131	$204,131	$319,591	$319,591
Gross premiums ceded	265	265	(712)	(712)
Net premiums written	204,396	204,396	318,879	318,879
Change in net unearned premium reserves	(58,081)	(58,081)	(165,829)	(165,829)
Net premiums earned	146,315	146,315	153,050	153,050
Expenses
Loss and loss adjustment expenses incurred, net	87,786	87,786	95,068	95,068
Acquisition costs, net	49,253	49,253	57,498	57,498
General and administrative expenses	4,880	4,880	6,224	6,224
Total expenses	141,919	141,919	158,790	158,790
Net underwriting income (loss)	$4,396	4,396	$(5,740)	(5,740)
Net investment income (loss)		(185,027)		154,953
Corporate expenses		(5,279)		(5,908)
Other expenses		(3,477)		(4,125)
Interest expense		(2,048)		(2,029)
Foreign exchange gains (losses)		8,217		(2,518)
Income tax expense		(419)		(1,718)
Net income (loss) available to Third Point Re common shareholders		$(183,637)		$132,915

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	60.0%		62.1%
Acquisition cost ratio	33.7%		37.6%
Composite ratio	93.7%		99.7%
General and administrative expense ratio	3.3%		4.1%
Combined ratio	97.0%		103.8%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table provides a breakdown of the Company’s gross premiums written by line of business for the three months ended March 31, 2020 and 2019:

	2020		2019
Property	$46,373	22.7%	$53,981	16.9%
Casualty	66,940	32.8%	77,892	24.4%
Specialty	90,818	44.5%	193,071	60.4%
Total prospective reinsurance contracts	204,131	100.0%	324,944	101.7%
Retroactive reinsurance contracts (1)	—	—%	(5,353)	(1.7)%
	$204,131	100.0%	$319,591	100.0%

(1) The negative gross premiums written amount for the retroactive reinsurance contracts lines of business in the three months ended March 31, 2019 was the result of a reduction in premium estimate on one contract during the period.

18. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019, condensed consolidating statements of income (loss) for the three months ended March 31, 2020 and 2019 and condensed consolidating statements of cash flows for the three months ended March 31, 2020 and 2019 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2020

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$1,022,936	$—	$1,026,936
Cash and cash equivalents	6	169	445,601	—	445,776
Restricted cash and cash equivalents	—	—	975,109	—	975,109
Investment in subsidiaries	1,239,241	275,053	191,313	(1,705,607)	—
Due from brokers	—	—	57,929	—	57,929
Interest and dividends receivable	—	—	3,732	—	3,732
Reinsurance balances receivable, net	—	—	622,883	—	622,883
Deferred acquisition costs, net	—	—	168,505	—	168,505
Unearned premiums ceded	—	—	13,411	—	13,411
Loss and loss adjustment expenses recoverable, net	—	—	6,865	—	6,865
Amounts due from (to) affiliates	(10,064)	(7,923)	17,987	—	—
Other assets	570	7,216	13,602	—	21,388
Total assets	$1,233,753	$274,515	$3,539,873	$(1,705,607)	$3,342,534
Liabilities
Accounts payable and accrued expenses	$2,052	$—	$6,816	$—	$8,868
Reinsurance balances payable	—	—	78,323	—	78,323
Deposit liabilities	—	—	170,402	—	170,402
Unearned premium reserves	—	—	579,315	—	579,315
Loss and loss adjustment expense reserves	—	—	1,107,911	—	1,107,911
Securities sold, not yet purchased, at fair value	—	—	47,427	—	47,427
Due to brokers	—	—	3,150	—	3,150
Interest and dividends payable	—	1,034	270	—	1,304
Senior notes payable, net of deferred costs	—	114,133	—	—	114,133
Total liabilities	2,052	115,167	1,993,614	—	2,110,833
Shareholders’ equity
Common shares	9,488	—	1,239	(1,239)	9,488
Additional paid-in capital	928,903	191,617	1,593,414	(1,785,031)	928,903
Retained earnings (deficit)	293,310	(32,269)	(48,394)	80,663	293,310
Shareholders’ equity attributable to Third Point Re common shareholders	1,231,701	159,348	1,546,259	(1,705,607)	1,231,701
Total liabilities and shareholders’ equity	$1,233,753	$274,515	$3,539,873	$(1,705,607)	$3,342,534

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$985,701	$—	$989,701
Cash and cash equivalents	10	176	639,229	—	639,415
Restricted cash and cash equivalents	—	—	1,014,543	—	1,014,543
Investment in subsidiaries	1,419,197	271,624	191,077	(1,881,898)	—
Interest and dividends receivable	—	—	2,178	—	2,178
Reinsurance balances receivable, net	—	—	596,120	—	596,120
Deferred acquisition costs, net	—	—	154,717	—	154,717
Unearned premiums ceded	—	—	16,945	—	16,945
Loss and loss adjustment expenses recoverable, net	—	—	5,520	—	5,520
Amounts due from (to) affiliates	(5,722)	(3,898)	9,620	—	—
Other assets	764	6,784	13,007	—	20,555
Total assets	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694
Liabilities
Accounts payable and accrued expenses	$4,175	$—	$13,641	$—	$17,816
Reinsurance balances payable	—	—	81,941	—	81,941
Deposit liabilities	—	—	172,259	—	172,259
Unearned premium reserves	—	—	524,768	—	524,768
Loss and loss adjustment expense reserves	—	—	1,111,692	—	1,111,692
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	114,089	—	—	114,089
Total liabilities	4,175	117,144	1,904,301	—	2,025,620
Shareholders’ equity
Common shares	9,423	—	1,239	(1,239)	9,423
Additional paid-in capital	927,704	191,361	1,591,796	(1,783,157)	927,704
Retained earnings (deficit)	476,947	(33,819)	131,321	(97,502)	476,947
Shareholders' equity attributable to Third Point Re common shareholders	1,414,074	157,542	1,724,356	(1,881,898)	1,414,074
Total liabilities and shareholders’ equity	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended March 31, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$204,131	$—	$204,131
Gross premiums ceded	—	—	265	—	265
Net premiums written	—	—	204,396	—	204,396
Change in net unearned premium reserves	—	—	(58,081)	—	(58,081)
Net premiums earned	—	—	146,315	—	146,315
Net investment loss	—	—	(185,027)	—	(185,027)
Equity in earnings (losses) of subsidiaries	(181,335)	3,173	(19)	178,181	—
Total revenues	(181,335)	3,173	(38,731)	178,181	(38,712)
Expenses
Loss and loss adjustment expenses incurred, net	—	—	87,786	—	87,786
Acquisition costs, net	—	—	49,253	—	49,253
General and administrative expenses	2,302	7	7,850	—	10,159
Other expenses	—	—	3,477	—	3,477
Interest expense	—	2,048	—	—	2,048
Foreign exchange gains	—	—	(8,217)	—	(8,217)
Total expenses	2,302	2,055	140,149	—	144,506
Income (loss) before income tax (expense) benefit	(183,637)	1,118	(178,880)	178,181	(183,218)
Income tax (expense) benefit	—	432	(851)	—	(419)
Net income (loss) available to Third Point Re common shareholders	$(183,637)	$1,550	$(179,731)	$178,181	$(183,637)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended March 31, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$319,591	$—	$319,591
Gross premiums ceded	—	—	(712)	—	(712)
Net premiums written	—	—	318,879	—	318,879
Change in net unearned premium reserves	—	—	(165,829)	—	(165,829)
Net premiums earned	—	—	153,050	—	153,050
Net investment income	—	—	154,953	—	154,953
Equity in earnings (losses) of subsidiaries	135,541	8,012	(8)	(143,545)	—
Total revenues	135,541	8,012	307,995	(143,545)	308,003
Expenses
Loss and loss adjustment expenses incurred, net	—	—	95,068	—	95,068
Acquisition costs, net	—	—	57,498	—	57,498
General and administrative expenses	2,626	(39)	9,545	—	12,132
Other expenses	—	—	4,125	—	4,125
Interest expense	—	2,029	—	—	2,029
Foreign exchange losses	—	—	2,518	—	2,518
Total expenses	2,626	1,990	168,754	—	173,370
Income before income tax (expense) benefit	132,915	6,022	139,241	(143,545)	134,633
Income tax (expense) benefit	—	418	(2,136)	—	(1,718)
Net income available to Third Point Re common shareholders	$132,915	$6,440	$137,105	$(143,545)	$132,915

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(183,637)	$1,550	$(179,731)	$178,181	$(183,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	181,335	(3,173)	19	(178,181)	—
Share compensation expense	187	—	1,379	—	1,566
Net interest expense on deposit liabilities	—	—	1,002	—	1,002
Net realized and unrealized gain on investments and derivatives	—	—	(18,673)	—	(18,673)
Net realized and unrealized loss on investment in related party investment fund	—	—	200,815	—	200,815
Net foreign exchange gains	—	—	(8,217)	—	(8,217)
Amortization of premium and accretion of discount, net	—	44	37	—	81
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(28,236)	—	(28,236)
Deferred acquisition costs, net	—	—	(13,788)	—	(13,788)
Unearned premiums ceded	—	—	3,534	—	3,534
Loss and loss adjustment expenses recoverable	—	—	(1,345)	—	(1,345)
Other assets	194	(432)	(1,081)	—	(1,319)
Interest and dividends receivable, net	—	(2,021)	(1,284)	—	(3,305)
Unearned premium reserves	—	—	54,547	—	54,547
Loss and loss adjustment expense reserves	—	—	6,349	—	6,349
Accounts payable and accrued expenses	(2,123)	—	(7,924)	—	(10,047)
Reinsurance balances payable	—	—	(2,544)	—	(2,544)
Amounts due from (to) affiliates	4,342	4,025	(8,367)	—	—
Net cash provided by (used in) operating activities	298	(7)	(3,508)	—	(3,217)
Investing activities
Purchases of investments	—	—	(241,619)	—	(241,619)
Proceeds from sales and maturities of investments	—	—	22,264	—	22,264
Purchases of investments to cover short sales	—	—	(5,656)	—	(5,656)
Proceeds from short sales of investments	—	—	53,000	—	53,000
Change in due to/from brokers, net	—	—	(54,779)	—	(54,779)
Net cash used in investing activities	—	—	(226,790)	—	(226,790)
Financing activities
Taxes paid on withholding shares	(302)	—	—	—	(302)
Net payments on deposit liability contracts	—	—	(2,764)	—	(2,764)
Net cash used in financing activities	(302)	—	(2,764)	—	(3,066)
Net decrease in cash, cash equivalents and restricted cash	(4)	(7)	(233,062)	—	(233,073)
Cash, cash equivalents and restricted cash at beginning of period	10	176	1,653,772	—	1,653,958
Cash, cash equivalents and restricted cash at end of period	$6	$169	$1,420,710	$—	$1,420,885

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$132,915	$6,440	$137,105	$(143,545)	$132,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(135,541)	(8,012)	8	143,545	—
Share compensation expense	163	—	1,295	—	1,458
Net interest expense on deposit liabilities	—	—	1,500	—	1,500
Net realized and unrealized gain on investments and derivatives	—	—	(1,692)	—	(1,692)
Net realized and unrealized gain on investment in related party investment fund	—	—	(146,991)	—	(146,991)
Net foreign exchange losses	—	—	2,518	—	2,518
Amortization of premium and accretion of discount, net	—	44	278	—	322
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(154,205)	—	(154,205)
Deferred acquisition costs, net	—	—	(29,266)	—	(29,266)
Unearned premiums ceded	—	—	1,413	—	1,413
Loss and loss adjustment expenses recoverable	—	—	(720)	—	(720)
Other assets	585	(418)	248	—	415
Interest and dividends receivable, net	—	(2,040)	(575)	—	(2,615)
Unearned premium reserves	—	—	164,416	—	164,416
Loss and loss adjustment expense reserves	—	—	44,838	—	44,838
Accounts payable and accrued expenses	571	(40)	1,433	—	1,964
Reinsurance balances payable	—	—	6,720	—	6,720
Amounts due from (to) affiliates	4,375	(75)	(4,300)	—	—
Net cash provided by (used in) operating activities	3,068	(4,101)	24,023	—	22,990
Investing activities
Proceeds from redemptions from related party investment fund	—	—	10,000	—	10,000
Contributions to related party investment fund	—	—	(70,000)	—	(70,000)
Change in participation agreement with related party investment fund	—	—	(776)	—	(776)
Purchases of investments	(3,000)	—	—	—	(3,000)
Change in due to/from brokers, net	—	—	774	—	774
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash used in investing activities	(18,000)	—	(45,002)	—	(63,002)
Financing activities
Taxes paid on withholding shares	(68)	—	—	—	(68)
Net payments on deposit liability contracts	—	—	(2,094)	—	(2,094)
Dividend received by (paid to) parent	15,000	4,100	(19,100)	—	—
Net cash provided by (used in) financing activities	14,932	4,100	(21,194)	—	(2,162)
Net decrease in cash, cash equivalents and restricted cash	—	(1)	(42,173)	—	(42,174)
Cash, cash equivalents and restricted cash at beginning of period	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of period	$—	$186	$670,977	$—	$671,163

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:

•	results of operations fluctuate and may not be indicative of our prospects;

•	a pandemic or other catastrophic event, including the recent outbreak of COVID-19, may adversely impact our financial condition or results of operations;

•	more established competitors;

•	losses exceeding reserves;

•	highly cyclical property and casualty reinsurance industry;

•	losses from catastrophe exposure;

•	downgrade, withdrawal of ratings or change in rating outlook by rating agencies;

•	significant decrease in our capital or surplus;

•	dependence on key executives;

•	inability to service our indebtedness;

•	limited cash flow and liquidity due to our indebtedness;

•	inability to raise necessary funds to pay principal or interest on debt;

•	potential lack of availability of capital in the future;

•	credit risk associated with the use of reinsurance brokers;

•	future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;

•	technology breaches or failures, including cyber-attacks;

•	lack of control over TP Fund;

•	lack of control over the allocation and performance of TP Fund’s investment portfolio;

•	dependence on Third Point LLC to implement TP Fund’s investment strategy;

•	limited ability to withdraw our capital accounts from TP Fund;

•	decline in revenue due to poor performance of TP Fund’s investment portfolio;

•	TP Fund’s investment strategy involves risks that are greater than those faced by competitors;

•	termination by Third Point LLC of our or TP Fund’s investment management agreements;

•	potential conflicts of interest with Third Point LLC;

•	losses resulting from significant investment positions;

•	credit risk associated with the default on obligations of counterparties;

•	ineffective investment risk management systems;

•	fluctuations in the market value of TP Fund’s investment portfolio;

•	trading restrictions being placed on TP Fund’s investments;

•	limited termination provisions in our investment management agreements;

•	limited liquidity and lack of valuation data on certain TP Fund’s investments;

•	fluctuations in market value of our fixed-income securities;

•	U.S. and global economic downturns;

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
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide specialty property and casualty reinsurance products to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with a differentiated investment strategy. Substantially all of our investments are managed by Third Point LLC.
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income (loss), general and administrative expenses related to corporate activities, other expenses, interest expense, foreign exchange (gains) losses and income tax expense.
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
Prior to 2019, we focused on lines of business and forms of reinsurance that have demonstrated more stable return characteristics and/or generated insurance float and limited our underwriting of property catastrophe and other event driven risks. Starting in 2019, we began to incrementally expand the lines of business and forms of reinsurance on which we focus where we believe the higher expected margins adequately compensate us for the increased risk and have not renewed contracts and de-emphasized certain lines of business that no longer fit our new underwriting strategy. We have continued to transition our underwriting strategy in 2020 and we expect that our property and casualty reinsurance segment will become a more meaningful contributor to our returns over time as we continue to reorient our underwriting strategy towards generating consistent underwriting profits through prudent risk selection and focus less on lower volatility, float generating contracts and lines of business.
Insurance float is still an important aspect of our reinsurance operation. Insurance float arises because premiums from reinsurance contracts and consideration received for deposit accounted contracts are collected before losses are paid on reinsurance contracts and payments are made on deposit accounted contracts. In some instances, the interval between cash receipts and payments can extend over many years. During this time interval, we invest the cash received and seek to generate investment returns.
We believe that over time, our reinsurance operation will contribute to our results by both generating underwriting income as well as generating float.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC. Third Point LLC serves as investment manager for TP Fund, as well as for our collateral assets and other fixed income investments.

The following is a summary of our total net investments managed by Third Point LLC as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	($ in thousands)
TP Fund	$659,815	$860,630
Collateral assets (1)	1,099,411	1,141,154
Other investment assets (2)	615,766	588,343
Total net investments managed by Third Point LLC	$2,374,992	$2,590,127

(1)	Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.

(2)
Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt as well as interest rate hedges in the form of short positions on U.S. Treasuries.

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
Collateral assets are generally required to be held in cash or cash equivalents, U.S. Treasuries or non-U.S. sovereign debt equivalent and other investment grade assets as determined by the respective reinsurance trusts or as per collateral required under secured letter of credit facilities.
Other investment assets had consisted solely of U.S. treasuries and cash equivalents from the time of our withdrawal of $750 million from the TP Fund in mid-2019. During the first quarter of 2020, the Company determined it would invest in a more opportunistic credit portfolio to take advantage of dislocations in the credit market brought on by the COVID-19 pandemic. During the first quarter, we invested approximately $220 million in corporate debt from liquid, high quality issuers as well as a portfolio of non-investment grade structured credit securities, primarily in residential mortgage-backed securities and consumer loans. In addition, we hedged a significant portion of the interest rate risk in this new corporate credit portfolio by purchasing short positions in long duration U.S. Treasuries.
Business Outlook
The novel coronavirus (“COVID-19”) pandemic has had and is expected to continue to have a significant effect on the reinsurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future losses, reduction in interest rates, equity market volatility and ongoing business and financial market impacts of an economic downturn. The insurance industry is likely to experience material losses resulting from COVID-19, which will reduce available capital and we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain.
Impact of COVID-19 on Business Operations
We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives required us to transition our operations in each of our locations to remote working arrangements, all functions remain fully operational with all employees having remote access to the Company’s network and IT systems. Each employee is equipped with a laptop and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations.

COVID-19 has not slowed our continued expansion of the lines of business and forms of reinsurance on which we focus. This expansion includes lines of business and forms of reinsurance with increased risk profiles, where we believe the higher expected margins adequately compensate us for the increased risk. As we expand our underwriting focus into higher margin property and specialty lines of business, we expect to deliver attractive equity returns to our shareholders with a more balanced contribution to net income from underwriting and investments with lower volatility of our results.
Underwriting Outlook
The following is a summary of our underwriting outlook by each line of business:
Property
Since the beginning of 2019, the property catastrophe reinsurance market, and in particular the Florida windstorm, California wildfire, Japan windstorm and loss affected retrocession market have been experiencing increases in rate due to significant catastrophe losses in recent years, increases in loss estimates on prior year losses, and in some cases reduced supply. This momentum continued during the January 2020 and April 2020 renewals where we have seen rate increases across most property catastrophe contracts. Property catastrophe reinsurance pricing in regions that have not been impacted by loss has remained broadly flat, but the reduction in pricing that we experienced in those regions over the last few years has ceased.
As a result of changes in market conditions as well as having an established portfolio in place as we entered the January 2020 renewal season, we re-positioned our property catastrophe portfolio into more attractive sub-segments of this market. We reduced the amount of premium from retrocessional quota share contracts where we pay a ceding commission and increased the amount of premium from direct reinsurance as well as retrocessional excess of loss contracts. Although we expect to write a similar amount of property catastrophe premium in 2020, we expect the re-positioning of the property catastrophe portfolio to result in improved expected profitability.
However, there remains significant uncertainty around how COVID-19 will impact commercial property business interruption insurance. Although we have exposure to property excess of loss reinsurance programs, a series of events would have to occur before we incur a loss. For example, losses would first need to be established for the primary property insurers, then would need to be covered by our underlying reinsurance treaties and also aggregate to amounts in excess of our treaty retentions. In general, our property catastrophe portfolio has focused on clients whose underlying portfolios are less exposed to commercial property insurance.
Outside of property catastrophe reinsurance, we have also experienced some improvement in reinsurance terms and conditions and underlying pricing across other property business in our portfolio, with the previously observed trends continuing through the January 2020 and April 2020 renewals, as expected.
Casualty
We assume casualty exposure through multiple classes of business we write. Even before COVID-19, we were seeing evidence of increasing casualty loss trends across the market, which were beginning to impact both pricing and terms and conditions for select casualty classes of business. While the impact will vary by cedant and line of business, we expect COVID-19 will result in a continuation, and potentially an acceleration, of these improving pricing trends across many classes of casualty reinsurance.
While considering the impact of large-scale industry events, such as COVID-19, we incorporate the potential for elevated loss trends in our pricing analyses and endeavor to mitigate the potential impact of such increases in loss trends by structuring our contracts accordingly.
We are closely monitoring both the premium and loss impacts of COVID-19 on all lines of business we write. We expect some of our casualty business to experience premium volume reductions resulting from a combination of unemployment and significantly reduced economic activity. We expect the impact on loss experience to vary by line of business and segment within each line, with some segments experiencing favorable impacts on loss experience and other segments experiencing a deterioration in results.

Specialty
We expect to see a significant reduction in credit risk exposed lines of business, in particular mortgage, in the short term. The practical implications of the lockdowns in place in many countries makes the origination of new mortgage loans difficult. We understand many banks have materially tightened their lending criteria and mortgage insurers have similarly strengthened their underwriting guidelines. While the effects of these actions will likely cause there to be a material drop in new business production in the short term, it may provide opportunities for increased volumes of business on improved terms once the COVID-19 crisis has abated.
In other specialty lines we write, many of which are specialty catastrophe focused, we expect to see significant insurance market impacts from COVID-19 and in some cases, losses to our portfolio. However, the timing of COVID-19 has been fortuitous as our portfolio of directly exposed newly entered specialty lines of business is relatively small. We expect to see new opportunities, as many of the lines we pursue will experience significant rate increases, improvement in other terms and conditions, and opportunities for new capacity resulting from a combination of increased demand and reductions in capacity from reinsurers more significantly impacted by losses from COVID-19.
Strategic Reinsurance Investments
Across many of our business lines, we focus on solutions driven opportunities, where we creatively structure products tailored to a client’s financial needs and objectives. In select situations, we create structures that result in long-term partnerships and optionality on what we believe to be high margin reinsurance premium with expense efficient operating models. We offer two value-added approaches to drive origination of these types of opportunities, one being solution- driven reinsurance structures that are creative, flexible and responsive to a client’s desire to use reinsurance in their capital structure, in lieu of other capital alternatives, and the other being non reinsurance capital (equity/debt) solutions paired with reinsurance. We have closed a number of transactions, both reinsurance only and capital products combined with reinsurance, and have a number of pipeline opportunities. We believe our efficient operating model combined with skill sets in both the reinsurance and capital markets is a material differentiating factor in our successful origination and execution of these opportunities, which we expect will begin to represent a growing proportion of our premium volume in the future.
Investment Outlook
During 2019, we reduced our investment risk by reallocating some of our investments in TP Fund to fixed income investments that were initially invested in U.S. Treasuries. This realignment of our investment strategy with the changes to our underwriting strategy is expected to lower overall investment volatility and may reduce expected investment returns in the future as a result of this investment mix change.
For our collateral assets that are generally invested in cash and cash equivalents and U.S. Treasuries and foreign equivalents, the significant reduction in interest rates as a result of COVID-19 for these asset classes will reduce our expected net investment income from this portion of our investment portfolio.
During the first quarter of 2020, the rapid spread of COVID-19 around the globe resulted in significant volatility in the financial markets unseen since the 2008 financial crisis. During March 2020, credit markets experienced their biggest dislocation since 2008 as investment grade spreads widened to 250 bps and high yield widened by 750bps in less than three weeks. Technical selling resulted in record outflows from investment grade mutual funds and the commercial paper markets encountered funding issues. As investment grade issuers struggled to access the market, the Federal Reserve took action to restart financial crisis era facilities such as the Term Asset-Backed Securities Loan Facility (TALF) enabling it to purchase short dated investment grade paper, commercial paper and some investment grade exchange traded funds. As a result, the Company determined it would invest in a more opportunistic credit portfolio to take advantage of these dislocations in the credit market brought on by the COVID-19 pandemic. During the first quarter, we invested approximately $220 million into corporate debt from liquid, high quality issuers as well as a portfolio of non-investment grade structured credit securities, primarily in residential mortgage-backed securities and consumer loans. In addition, we hedged a significant portion of the interest rate risk in this new corporate credit portfolio by purchasing short positions in long duration U.S. Treasuries.
In the final weeks of the quarter, markets responded positively and retraced some of the spread widening during the first quarter, however, we anticipate continued volatility.

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
The table below shows the key performance indicators for our consolidated business for the three months ended March 31, 2020 and 2019:

	2020	2019
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting income (loss) (1)	$4,396	$(5,740)
Combined ratio (1)	97.0%	103.8%

Key investment return metrics:
Net investment income (loss)	$(185,027)	$154,953
Net investment return on investments managed by Third Point LLC	(7.3)%	7.2%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$13.31	$15.37
Diluted book value per share (2) (3)	$13.05	$15.04
Change in diluted book value per share (2)	(13.2)%	9.8%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	(13.0)%	11.0%

(1)	See Note 17 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.

(2)
Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations in “Non-GAAP Financial Measures and Other Financial Metrics”.

(3)	Prior year comparatives represent amounts as of December 31, 2019.
Key Underwriting Metrics for Property and Casualty Reinsurance segment
See “Segment Results - Property and Casualty Reinsurance ” below for additional details.
Key Investment Return Metrics
Net Investment Income (Loss)
Net investment income (loss) is an important measure that affects overall profitability. Net investment income (loss) is primarily affected by the performance of Third Point LLC as TP Fund’s investment manager and the amount of investable cash generated by our reinsurance operations. Net investment income (loss) also includes the investment income on collateral assets and certain other investment assets managed by Third Point LLC. Pursuant to the investment management agreement between TP Fund and Third Point LLC, Third Point LLC is required to manage TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., but with increased exposures through the use of additional financial leverage and subject to certain conditions set forth in TP Fund’s investment guidelines. These conditions include a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The Amended LPA allows us to withdraw cash from the TP Fund at any calendar month end or at the close of business each Wednesday during a month with not less than three days’ notice to pay claims, not less than five days’ notice to pay expenses and with not less than three days’ notice in order to satisfy the requirements of A.M. Best. Net investment income (loss) is net of investment expenses, which include performance and management fees to related parties.
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
As of March 31, 2020, basic book value per share was $13.31, representing a decrease of $2.06 per share, or 13.4%, from $15.37 per share as of December 31, 2019. As of March 31, 2020, diluted book value per share was $13.05, representing a decrease of $1.99 per share, or 13.2%, from $15.04 per share as of December 31, 2019. The decreases were primarily due to a net loss in the current year period.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a net loss in the current year period.
Consolidated Results of Operations—Three months ended March 31, 2020 and 2019:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2020 and 2019:

	2020	2019	Change
	($ in thousands)
Net underwriting income (loss)	$4,396	$(5,740)	$10,136
Net investment income (loss)	(185,027)	154,953	(339,980)
Net investment return on investments managed by Third Point LLC	(7.3)%	7.2%	(14.5)%
Corporate expenses	(5,279)	(5,908)	629
Other expenses	(3,477)	(4,125)	648
Interest expense	(2,048)	(2,029)	(19)
Foreign exchange gains (losses)	8,217	(2,518)	10,735
Income tax expense	(419)	(1,718)	1,299
Net income (loss) available to Third Point Re common shareholders	$(183,637)	$132,915	$(316,552)
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies and current market conditions as a result of COVID-19, we could experience increased volatility in our net investment returns and net investment income (loss) and therefore in our consolidated results.

Investment Results
Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	($ in thousands)
TP Fund	$659,815	$860,630
Collateral assets (1)	1,099,411	1,141,154
Other investment assets (2)	615,766	588,343
Total net investments managed by Third Point LLC	$2,374,992	$2,590,127

(1)	Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.

(2)
Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt as well as interest rate hedges in the form of short positions on U.S. Treasuries.

The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of March 31, 2020 and December 31, 2019 by strategy and geography.

	March 31, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Equity	37%	(16)%	21%	50%	(22)%	28%
Credit	26%	—%	26%	9%	—%	9%
Other	4%	—%	4%	7%	(2)%	5%
	67%	(16)%	51%	66%	(24)%	42%

	March 31, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Americas	51%	(10)%	41%	47%	(17)%	30%
Europe, Middle East and Africa	12%	(3)%	9%	14%	(3)%	11%
Asia	4%	(3)%	1%	5%	(4)%	1%
	67%	(16)%	51%	66%	(24)%	42%

(1)	The Company’s investment manager classifies non-speculative interest rate hedges as cash and cash equivalents and therefore excludes these from the exposure summary.
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

Investment Returns
The following is a summary of the net investment return for our total net investments managed by Third Point LLC for the three months ended March 31, 2020 and 2019:

	2020	2019
TP Fund	(23.3)%	11.3%
Collateral and other investments	0.9%	0.9%
Net investment return on investments managed by Third Point LLC (1)	(7.3)%	7.2%

(1)	Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment income (loss) for our total net investments managed by Third Point LLC for the three months ended March 31, 2020 and 2019:

	2020	2019
	($ in thousands)
TP Fund	$(200,815)	$146,991
Collateral and other investments (1)	15,422	7,734
Net investment income (loss) on investments managed by Third Point LLC (2)	$(185,393)	$154,725

(1)
Includes foreign exchange gains (losses) of $(10.2) million and $3.2 million in the three months ended March 31, 2020 and 2019, respectively, resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) from the revaluation of foreign currency reinsurance collateral held in trust accounts are offset by corresponding foreign exchange gains (losses) from the revaluation of foreign currency loss and loss adjustment expense reserves.

(2)	Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment return by investment strategy on total net investments managed by Third Point LLC for the three months ended March 31, 2020 and 2019:

	2020			2019
	Long	Short	Net	Long	Short	Net
Equity	(11.2)%	4.4%	(6.8)%	8.4%	(2.4)%	6.0%
Credit	0.1%	(0.1)%	—%	0.9%	(0.3)%	0.6%
Other	(0.3)%	(0.2)%	(0.5)%	0.7%	(0.1)%	0.6%
Net investment return on investments managed by Third Point LLC	(11.4)%	4.1%	(7.3)%	10.0%	(2.8)%	7.2%
Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC. The net investment return reflects the combined results of our investments in TP Fund, collateral assets and certain other investment assets managed by Third Point LLC. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.

The first quarter of 2020 presented one of the most challenging investing environments since the financial crisis.  As the COVID-19 pandemic unfolded, our investment portfolio was susceptible to the sharp market decline due to its concentrated portfolio with elevated equity exposures. Shortly after the sell-off began, Third Point LLC repositioned its portfolio by reducing net equity exposures, primarily by adding hedges. We reassessed our equity portfolio for a COVID-19 scenario and most long equity positions were maintained. In addition, Third Point LLC initiated several new equity positions in companies that they believe will benefit from changes in behavior due to widespread government stay-at-home orders. Third Point LLC also meaningfully shifted investments to structured and corporate credit securities, including the purchase of credit positions outside of TP Fund, as they believed greater opportunity existed within these asset classes relative to equities.

For the three months ended March 31, 2020, losses from the long equity portfolio drove negative returns for the quarter. The fundamental and event strategies within the long equity portfolio suffered from COVID-19 driven detraction, while, the activist portfolio and its position-specific hedges defended well amidst the volatility. The private portfolio also detracted from overall fund returns for the quarter. Within credit, gains from structured credit were partially offset by unrealized losses in corporate credit. The new opportunistic credit purchases made outside of TP Fund also benefited the overall credit returns.

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
The other key changes in our consolidated results for the three months ended March 31, 2020 compared to the prior year period were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis.
The decrease in corporate expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily the result of lower annual incentive plan compensation expense accruals in the current year period and certain financing costs incurred in the prior year period. Our incentive plan accrual was lower for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 to reflect the performance of the Company in the respective periods relative to the incentive plan compensation performance metrics.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The decrease in other expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts and a provision for credit losses recorded in the three months ended March 31, 2020.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Gains (Losses)
The foreign exchange gains were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which had strengthened during the current year period. For these contracts, non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains on loss and loss adjustment expense reserves in the current year period were offset by corresponding foreign exchange losses included in net investment income (loss) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.

Income Taxes
The decrease in income tax expense for the three months ended March 31, 2020 was primarily the result of a decrease in taxable income generated by our U.S. subsidiaries.
Segment Results — Three months ended March 31, 2020 and 2019.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three months ended March 31, 2020 and 2019:

	2020	2019	Change
	($ in thousands)
Gross premiums written	$204,131	$319,591	$(115,460)
Gross premiums ceded	265	(712)	977
Net premiums earned	146,315	153,050	(6,735)
Loss and loss adjustment expenses incurred, net	87,786	95,068	(7,282)
Acquisition costs, net	49,253	57,498	(8,245)
General and administrative expenses	4,880	6,224	(1,344)
Net underwriting income (loss)	$4,396	$(5,740)	$10,136
Underwriting ratios (1):
Loss ratio	60.0%	62.1%	(2.1)%
Acquisition cost ratio	33.7%	37.6%	(3.9)%
Composite ratio	93.7%	99.7%	(6.0)%
General and administrative expense ratio	3.3%	4.1%	(0.8)%
Combined ratio	97.0%	103.8%	(6.8)%

(1)	Underwriting ratios are calculated by dividing the related expense by net premiums earned.
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

•
Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined; and

•	The impact of COVID-19 and resulting economic downturn on our clients may result in a reduction in the volume of premium that they write and cede to us.
As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three months ended March 31, 2020 and 2019:

	2020		2019
	($ in thousands)
Property	$46,373	22.7%	$53,981	16.9%
Casualty	66,940	32.8%	77,892	24.4%
Specialty	90,818	44.5%	193,071	60.4%
Total prospective reinsurance contracts	204,131	100.0%	324,944	101.7%
Retroactive reinsurance contracts	—	—%	(5,353)	(1.7)%
	$204,131	100.0%	$319,591	100.0%
The decrease in gross premiums written of $115.5 million, or 36.1%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was driven by:
Factors resulting in decreases:

•
We recognized $142.8 million of premium in the three months ended March 31, 2019 related to contracts that we did not renew in the three months ended March 31, 2020, including one multi-line contract for $103.2 million, which no longer fit our underwriting criteria following our shift in underwriting strategy.

•
Changes in renewal premiums for the three months ended March 31, 2020 resulted in a net decrease in premiums of $6.0 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

•
We recorded a net increase in premium estimates of $15.1 million in the three months ended March 31, 2020 compared to a net increase of $18.4 million in the three months ended March 31, 2019. The increase in premium estimates for the three months ended March 31, 2020 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. This increase was partially offset by a reduction in premium estimates arising from the impact of COVID-19.

Factors resulting in increases:

•
For the three months ended March 31, 2020, we wrote $21.8 million of new premium, of which $11.3 million was property business, $7.7 million was specialty business and $2.8 million was casualty business.

•
We recognized a net increase in premium of $22.4 million in the three months ended March 31, 2020 compared to a net increase of $7.6 million in the three months ended March 31, 2019 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the prior period.

Net Premiums Earned
The decrease in net premiums earned in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a higher in-force underwriting portfolio in the prior period.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in the mix of business, including the new property catastrophe and specialty business written at a lower expected loss ratio.

The COVID-19 outbreak is causing unprecedented social disruption, global economic volatility, reduced liquidity of capital markets and intervention by various governments around the world. For the three months ended March 31, 2020, we recognized net losses of $9.5 million, net of additional premiums, or 6.5 percentage points on the combined ratio, relating to COVID-19. These losses were driven primarily by contingency exposures (event cancellation) as well as certain casualty and multi-line quota share contracts.
There are significant uncertainties surrounding the ultimate amount of claims and scope of damage resulting from this pandemic. Our estimate is based on currently available information derived from information provided by cedents. These estimates include losses only related to our estimate of claims incurred as of March 31, 2020. It is possible that changes in economic conditions and the various economic stimulus deployed by governments across the world in response to COVID-19 could lead to higher or lower inflation than the Company had anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves.
The following is a summary of the net impact from loss reserve development for the three months ended March 31, 2020 and 2019:
For the three months ended March 31, 2020, we recognized $11.0 million, or 7.5 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates. The $11.0 million of net favorable prior years’ reserve development for the three months ended March 31, 2020 was accompanied by net increases of $1.0 million, or 0.7 percentage points on the combined ratio, in acquisition costs and net decreases of $7.8 million in earned premium, or 5.3 percentage points on the combined ratio, resulting in a $2.2 million improvement in the net underwriting results, or 1.5 percentage points improvement on the combined ratio.
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
The decrease in acquisition costs, net, for the three months ended March 31, 2020 was primarily due to a change in mix of business, including an increase in property catastrophe excess of loss contracts with lower acquisition costs and a decrease in earned premium volume and profit commission adjustments on other, primarily quota share, contracts.
See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily the result of lower annual incentive plan compensation expense accruals and lower credit facility fees. Our incentive plan accrual was lower for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 to reflect the performance of the Company in the respective periods relative to the incentive plan compensation performance metrics.
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

The following table sets forth the computation of basic and diluted book value per share as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,231,701	$1,414,074
Basic and diluted book value per share denominator:
Common shares outstanding	94,881,229	94,225,498
Unvested restricted shares	(2,315,172)	(2,231,296)
Basic book value per share denominator:	92,566,057	91,994,202
Effect of dilutive warrants issued to founders and an advisor (1)	—	172,756
Effect of dilutive stock options issued to directors and employees (1)	—	225,666
Effect of dilutive restricted shares issued to directors and employees (2)	1,815,741	1,654,803
Diluted book value per share denominator:	94,381,798	94,047,427

Basic book value per share	$13.31	$15.37
Diluted book value per share	$13.05	$15.04

(1)	As of March 31, 2020, there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants and options.

(2)
As of March 31, 2020, the effect of dilutive restricted shares issued to directors and employees was comprised of 523,810 restricted shares with a service condition only and 1,291,931 restricted shares with a service and performance condition that were considered probable of vesting.

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
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three months ended March 31, 2020 and 2019 was calculated as follows:

	2020	2019
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$(183,637)	$132,915
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	1,414,074	1,204,574
Impact of weighting related to shareholders’ equity from shares repurchased	—	—
Adjusted shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,414,074	$1,204,574
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	(13.0)%	11.0%

Other Financial Metrics
Net Investment Return on Investments Managed by Third Point LLC

Net investment return represents the return on our net investments managed by Third Point LLC, net of fees. The net investment return on net investments managed by Third Point LLC is the percentage change in value of a dollar invested over the reporting period on our net investment assets managed by Third Point LLC. The net investment return reflects the combined results of our investments in TP Fund, collateral assets and certain other investment assets managed by Third Point LLC. Net investment return is the key indicator by which we measure the performance of Third Point LLC, our investment manager.
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
We and our Bermuda subsidiaries are subject to Bermuda regulatory constraints that affect our ability to pay dividends. Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. For a further discussion of the various restrictions on our ability and our Bermuda subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2019 Annual Report on Form 10-K filed with the SEC.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from A.M. Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re BDA or Third Point Re USA to Third Point Re.
To date, COVID-19 has not impacted our ability to meet the liquidity requirements of our business and has also not affected our ability to meet regulatory or rating agency capital requirements or our ability to meet other contractual commitments.

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
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the Amended LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the Amended LPA to withdraw from the TP Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations.
As of March 31, 2020 and December 31, 2019, the total net investments managed by Third Point LLC consisted of:

	March 31, 2020	December 31, 2019
	($ in thousands)
TP Fund	$659,815	$860,630
Collateral assets (1)	1,099,411	1,141,154
Other investment assets (2)	615,766	588,343
Total net investments managed by Third Point LLC	$2,374,992	$2,590,127

(1)	Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt.

(2)
Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt as well as interest rate hedges in the form of short positions on U.S. Treasuries.

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
Operating, investing and financing cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	($ in thousands)
Net cash provided by (used in) operating activities	$(3,217)	$22,990
Net cash used in investing activities	(226,790)	(63,002)
Net cash used in financing activities	(3,066)	(2,162)
Net decrease in cash, cash equivalents and restricted cash	(233,073)	(42,174)
Cash, cash equivalents and restricted cash at beginning of period	1,653,958	713,337
Cash, cash equivalents and restricted cash at end of period	$1,420,885	$671,163
Operating Activities
Cash flows provided by (used in) operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The decrease in cash flows from operating activities in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to lower net reinsurance receipts and higher general and administrative expenses paid.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund or other fixed income investments. The amount of net reinsurance receipts can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows used in investing activities primarily reflects investment activities related to our investment in TP Fund, fixed income investments and collateral assets.
Cash flows used in investing activities for the three months ended March 31, 2020 primarily relates to the purchase of new fixed income investments. Cash flows used in investing activities for the three months ended March 31, 2019 primarily relates to contributions to TP Fund from cash flows from operations.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2020 consisted of $2.8 million from payments on deposit liability contracts. Cash flows used in financing activities for the three months ended March 31, 2019 consisted of $2.1 million from payments on deposit liability contracts.
For the period from inception until March 31, 2020, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments decreased by $32.8 million, or 2.8%, to $1,124.4 million as of March 31, 2020 from $1,157.2 million as of December 31, 2019. The decrease was primarily due to an decrease in the number of reinsurance contracts that required collateral.
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
As of March 31, 2020, $267.3 million (December 31, 2019 - $251.8 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of March 31, 2020.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of March 31, 2020, total cash and cash equivalents with a fair value of $267.3 million (December 31, 2019 - $254.2 million) was pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
Financial Condition
The COVID-19 pandemic will have a significant impact on the reinsurance industry and although it is too early to determine the ultimate impact it will have on us, we continue to maintain a strong capital position. We will continue to prudently assess the reinsurance and investment opportunities presented to us, and believe that we are well positioned to continue to deploy our capital efficiently.
Shareholders’ equity
As of March 31, 2020, total shareholders’ equity was $1,231.7 million, compared to $1,414.1 million as of December 31, 2019. The decrease was primarily due to net loss attributable to Third Point Re common shareholders of $183.6 million.
Investments
As of March 31, 2020, total cash and net investments managed by Third Point LLC was $2,375.0 million, compared to $2,590.1 million as of December 31, 2019. The decrease was due to a net investment loss on investments managed by Third Point LLC of $185.4 million and net redemptions of $29.7 million.

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
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2, “Significant accounting policies”, included in our 2019 Form 10-K.
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) premium revenue recognition including evaluation of risk transfer, (2) loss and loss adjustment expense reserves and (3) fair value measurements related to our investments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Fair value measurements

During the three months ended March 31, 2020, the Company began investing in structured credit and corporate credit securities such as corporate bonds, asset-backed securities and bank debt.
The inputs used to measure the fair value of these securities may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and considers factors specific to the investment.
See Note 5 to our condensed consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements. In addition to the framework discussed in Note 5, we perform several processes to ascertain the reasonableness of the valuation of all of our investments comprising our investment portfolio. These processes include (i) obtaining and reviewing weekly and monthly investment portfolio reports from Third Point LLC, (ii) obtaining and reviewing monthly NAV and investment return reports received directly from the Company’s third-party fund administrator, which are compared to the reports noted in (i), and (iii) monthly update discussions with Third Point LLC regarding the investment portfolio, including, their process for reviewing and validating pricing obtained from third party service providers.
There have been no other material changes in our critical accounting estimates for the three months ended March 31, 2020. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face various risks related to pandemics and other catastrophic events, including the recent global outbreak of the novel COVID-19. In recent months, the continued spread of COVID-19 has led to disruptions to commerce, reduced economic activity and increased volatility in the global capital markets. The COVID-19 pandemic and its resulting macroeconomic conditions has caused the financial markets to decline sharply and to become volatile, and such effects may continue or worsen in the future, amplifying the negative impact on global growth and global financial markets.
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

Through our investment in TP Fund, and specifically, the valuations of the equity securities it holds, we may be adversely impacted by the market volatility and uncertainties resulting from the development of COVID-19.
As of March 31, 2020, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of March 31, 2020, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $54.8 million, or 2.3% (December 31, 2019 - $49.7 million, or 2.0%) of total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $611.0 million, or 13.4%, were written in currencies other than the U.S. dollar. As of March 31, 2020, loss and loss adjustment expense reserves included $162.2 million (December 31, 2019 - $171.5 million) and net reinsurance balances receivable included $23.3 million (December 31, 2019 - $10.9 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $156.6 million as of March 31, 2020 (December 31, 2019 - $170.2 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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

dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2020, through our investment in TP Fund, the Company had total net long exposure to foreign denominated securities representing 0.7% (December 31, 2019 - 3.2%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $17.6 million (December 31, 2019 - $87.1 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of March 31, 2020:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$6,503	0.3%	$(6,503)	(0.3)%
Swiss Franc	(4,950)	(0.2)%	4,950	0.2%
Japanese Yen	(3,833)	(0.2)%	3,833	0.2%
Other	524	—%	(524)	—%
Total	$(1,756)	(0.1)%	$1,756	0.1%
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

In response to COVID-19, the Federal Reserve reduced the Federal Funds Rate to zero percent in March 2020. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the Federal Reserve keeps interest rates low or even uses negative interest rates if economic conditions warrant. Changes in interest rates or a continued slowdown in the U.S. or in global economic conditions may adversely affect the values and cash flows of these assets.

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other fixed income investments, as of March 31, 2020:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments (1)	$(9,831)	(0.4)%	$13,573	0.6%
Asset-backed securities (2)	(5,414)	(0.2)%	5,725	0.2%
Interest rate swaps and derivatives	1	—%	(1)	—%
Net exposure to interest rate risk	$(15,244)	(0.6)%	$19,297	0.8%

(1)	Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts and other instruments underlying the TP Fund.

(2)	Includes instruments for which durations are available on March 31, 2020. Includes a convexity adjustment if convexity is available.
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
As of March 31, 2020, the TP Fund had de minimis (December 31, 2019 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor the TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $416.9 million, or 9.1%, of credit and financial lines premium since inception, of which $9.0 million was written in the three months ended March 31, 2020. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.

Our portfolio of credit risk reinsurance is susceptible to the potential effects of COVID-19. These effects are unlikely to be the direct consequence of the pandemic itself but will more likely be a result of the economic impact of the pandemic and the steps that governments and others around the world have taken in an attempt to control its spread and the corresponding loss of life and health. With that in mind, the ultimate result for our book of business will be determined by the length and depth of the ensuing recession and heightened levels of unemployment. It is too early at this stage to attempt to predict this economic trajectory or to estimate the ultimate financial impact.
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
To date, the events surrounding COVID-19 have not caused us to have heightened concern about our ability to collect on payments due from our brokers or under our reinsurance contracts.
Investments
We are also exposed to credit risk through our net investments managed by Third Point LLC, including investments underlying the TP Fund and other fixed income investments. Third Point LLC typically performs intensive fundamental analysis on the broader markets, credit spreads, security-specific information, and the underlying issuers of debt securities that are contained in TP Fund’s investment portfolio and the Company’s other fixed income investments.
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

Our investment portfolio, and specifically, the valuations of investment assets it holds, may be adversely affected as a result of market developments from COVID-19 and uncertainty regarding its outcome.
As of March 31, 2020 and December 31, 2019, through our investment in TP Fund and other fixed income investments, the Company was exposed to non-investment grade securities. Non-investment grade securities consist of securities having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, and were as follows:

	March 31, 2020	December 31, 2019
	($ in thousands)
Assets:
Asset-backed securities	$247,427	$133,326
Bank debt	4,431	11,786
Corporate bonds	144,603	79,178
Sovereign debt	947	1,250
Trade claims	64	102
	$397,472	$225,642
Liabilities:
Corporate bonds	$279	$2,849
	$279	$2,849

As of March 31, 2020 and December 31, 2019, through our investment in TP Fund and other fixed income investments, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of March 31, 2020 and December 31, 2019, the largest concentration of our ABS holdings were as follows:

	March 31, 2020		December 31, 2019
	($ in thousands)
Reperforming loans	$140,898	54.9%	$101,587	75.9%
Subprime residential mortgage-backed securities	74,401	29.0%	—	—%
Consumer	29,221	11.4%	—	—%
Market place loans	11,095	4.3%	22,979	17.2%
Other (1)	1,081	0.4%	9,241	6.9%
	$256,696	100.0%	$133,807	100.0%

(1)	Other includes: collateralized debt obligations, collateralized loan obligations, commercial mortgage-backed securities and Alt-A Re-REMIC positions.
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
Liquidity Risk
Certain of the investments underlying the TP Fund and the Company’s fixed income investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 19.8% (December 31, 2019 - 12.0%) of total net investments managed by Third Point LLC as of March 31, 2020. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of March 31, 2020, through our investment in the TP Fund and fixed income investments, we had $692.3 million (December 31, 2019 - $1,022.9 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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

Reinsurance Contracts
We also have limited political violence exposure in several reinsurance contracts with companies that write political risk insurance and reinsurance. Extended lockdowns in many locations around the world and the potential for severe economic hardship may present increased risk of losses to this book of business arising from strikes, riots or civil commotion.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2020 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
ITEM 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends the factors that may affect the Company’s business, financial condition or results of operations described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”). Other than described herein, there have been no material changes to our risk factors from the risk factors previously disclosed in the 2019 10-K. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
A pandemic or other catastrophic event, including the recent outbreak of COVID-19, may adversely impact our financial condition and results of operations and other aspects of our business.
We face various risks related to pandemics and other catastrophic events, including the recent global outbreak of the novel coronavirus (“COVID-19”). In recent months, the continued spread of COVID-19 has led to disruptions to commerce, reduced economic activity and increased volatility in the global capital markets. The COVID-19 pandemic and its resulting macroeconomic conditions has caused the financial markets to decline sharply and to become volatile, and such effects may continue or worsen in the future, amplifying the negative impact on global growth and global financial markets. These conditions could materially and adversely affect our cash flows, as well as the value and liquidity of its invested assets, which could affect our creditworthiness.

Our investment portfolio (and specifically, the valuations of investment assets it holds) may be adversely affected as a result of market developments from COVID-19 and uncertainty regarding its outcome.  Moreover, changes in interest rates, adverse credit ratings migration and increased credit defaults, increased equity volatility, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets.  Specifically, lower underlying interest rates may adversely affect the portfolio’s ability to invest at levels sufficient to meet liability cash flows, which in turn could affect our creditworthiness. Negative market conditions may result in a reduction in the volume of premium that our clients write and cede to us, which could lead to a negative effect on our results of operations. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets.
Our companies that are treated as foreign corporations for U.S. federal income tax purposes have historically intended to operate in a manner that will not cause them to be subject to current U.S. federal income taxation on their net income. Travel restrictions arising as a result of the COVID-19 pandemic, however, limit the ability of certain directors and other personnel to be present outside the U.S.  While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated as a result of such restrictions.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19. In addition, we may experience operational disruptions as a result of the COVID-19 pandemic, including as a result of its employees being unable to work due to illness, travel restrictions, quarantines, government actions or other measures taken in response to COVID-19. These disruptions could have a negative impact on our business and operations. Despite having taken significant steps to avoid disruption and maintain security, an extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities and private businesses to attempt to contain the outbreak or to mitigate its impact. We could have unexpected consequences from changes in regulation related to the COVID-19 pandemic and the short time window in which we may have to implement them. We continue to monitor the situation and to assess further possible implications to its business and customers. We cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended March 31, 2020:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2020 - January 31, 2020	—	$—	—	$61,295,462
February 1, 2020 - February 29, 2020	—	—	—	61,295,462
March 1, 2020 - March 31, 2020	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
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
Date: May 7, 2020
/s/ Daniel V. Malloy
Daniel V. Malloy
Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)