Form 10-Q
period 2020-06-30
Third Point Reinsurance Ltd.
filed 2020-08-10
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 3, 2020, there were 94,920,203 common shares of the registrant’s common shares issued and outstanding, including 2,300,436 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 and December 31, 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	(Unaudited)	(Audited)
	June 30, 2020	December 31, 2019
Assets
Investment in related party investment fund, at fair value (cost - $891,850; 2019 - $891,850)	$758,419	$860,630
Debt securities, trading, at fair value (cost - $226,694; 2019 - $129,330)	238,574	125,071
Other investments, at fair value	4,000	4,000
Total investments	1,000,993	989,701
Cash and cash equivalents	584,809	639,415
Restricted cash and cash equivalents	887,308	1,014,543
Due from brokers	169,078	—
Interest and dividends receivable	2,195	2,178
Reinsurance balances receivable, net	613,204	596,120
Deferred acquisition costs, net	172,288	154,717
Unearned premiums ceded	35,817	16,945
Loss and loss adjustment expenses recoverable, net	10,064	5,520
Other assets	17,807	20,555
Total assets	$3,493,563	$3,439,694
Liabilities
Accounts payable and accrued expenses	$12,167	$17,816
Reinsurance balances payable	94,810	81,941
Deposit liabilities	168,910	172,259
Unearned premium reserves	587,995	524,768
Loss and loss adjustment expense reserves	1,133,983	1,111,692
Securities sold, not yet purchased, at fair value	19,597	—
Due to brokers	1,456	—
Interest and dividends payable	3,164	3,055
Senior notes payable, net of deferred costs	114,177	114,089
Total liabilities	2,136,259	2,025,620
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 94,920,203; 2019 - 94,225,498)	9,492	9,423
Additional paid-in capital	930,487	927,704
Retained earnings	417,325	476,947
Shareholders’ equity attributable to Third Point Re common shareholders	1,357,304	1,414,074
Total liabilities and shareholders’ equity	$3,493,563	$3,439,694

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues
Gross premiums written	$157,571	$82,637	$361,702	$402,228
Gross premiums ceded	(30,487)	(1,473)	(30,222)	(2,185)
Net premiums written	127,084	81,164	331,480	400,043
Change in net unearned premium reserves	13,726	64,288	(44,355)	(101,541)
Net premiums earned	140,810	145,452	287,125	298,502
Net investment income (loss) from investment in related party investment fund	98,604	66,357	(102,211)	213,348
Other net investment income	38,607	2,774	54,395	10,736
Net investment income (loss)	137,211	69,131	(47,816)	224,084
Total revenues	278,021	214,583	239,309	522,586
Expenses
Loss and loss adjustment expenses incurred, net	89,106	82,334	176,892	177,402
Acquisition costs, net	43,671	58,006	92,924	115,504
General and administrative expenses	13,455	19,650	23,614	31,782
Other expenses	3,216	3,811	6,693	7,936
Interest expense	2,046	2,051	4,094	4,080
Foreign exchange gains	(797)	(4,260)	(9,014)	(1,742)
Total expenses	150,697	161,592	295,203	334,962
Income (loss) before income tax (expense) benefit	127,324	52,991	(55,894)	187,624
Income tax (expense) benefit	(3,309)	74	(3,728)	(1,644)
Net income (loss) available to Third Point Re common shareholders	$124,015	$53,065	$(59,622)	$185,980
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$1.33	$0.58	$(0.65)	$2.02
Diluted earnings (loss) per share available to Third Point Re common shareholders	$1.33	$0.57	$(0.65)	$2.00
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	92,593,599	91,776,870	92,392,718	91,723,636
Diluted	92,738,293	92,801,799	92,392,718	92,720,466

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended June 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Common shares
Balance, beginning of period	$9,488	$9,429	$9,423	$9,364
Issuance of common shares, net	4	(30)	69	35
Balance, end of period	9,492	9,399	9,492	9,399
Additional paid-in capital
Balance, beginning of period	928,903	920,207	927,704	918,882
Issuance of common shares, net	(3)	30	(370)	(103)
Share compensation expense	1,587	3,954	3,153	5,412
Balance, end of period	930,487	924,191	930,487	924,191
Retained earnings
Balance, beginning of period	293,310	409,243	476,947	276,328
Net income (loss)	124,015	53,065	(59,622)	185,980
Balance, end of period	417,325	462,308	417,325	462,308
Shareholders’ equity attributable to Third Point Re common shareholders	$1,357,304	$1,395,898	$1,357,304	$1,395,898

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	2020	2019
Operating activities
Net income (loss)	$(59,622)	$185,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation expense	3,153	5,412
Net interest expense on deposit liabilities	1,973	2,422
Net realized and unrealized gain on investments and derivatives	(55,183)	(2,740)
Net realized and unrealized (gain) loss on investment in related party investment fund	102,211	(213,348)
Net foreign exchange gains	(9,014)	(1,742)
Amortization of premium and accretion of discount, net	470	485
Changes in assets and liabilities:
Reinsurance balances receivable	(18,385)	(87,348)
Deferred acquisition costs, net	(17,571)	(4,185)
Unearned premiums ceded	(18,872)	2,079
Loss and loss adjustment expenses recoverable	(4,544)	(1,624)
Other assets	2,313	1,266
Interest and dividends receivable, net	92	(509)
Unearned premium reserves	63,227	99,462
Loss and loss adjustment expense reserves	32,951	85,805
Accounts payable and accrued expenses	(5,649)	7,582
Reinsurance balances payable	12,886	18,809
Net cash provided by operating activities	30,436	97,806
Investing activities
Proceeds from redemptions from related party investment fund	—	360,000
Contributions to related party investment fund	—	(87,000)
Change in participation agreement with related party investment fund	—	(2,297)
Purchases of investments	(421,683)	(330,463)
Proceeds from sales and maturities of investments	363,047	2,198
Purchases of investments to cover short sales	(2,785)	—
Proceeds from short sales of investments	22,290	—
Change in due to/from brokers, net	(167,622)	1,411
Net cash used in investing activities	(206,753)	(56,151)
Financing activities
Taxes paid on withholding shares	(301)	(68)
Net payments on deposit liability contracts	(5,223)	(5,021)
Net cash used in financing activities	(5,524)	(5,089)
Net increase (decrease) in cash, cash equivalents and restricted cash	(181,841)	36,566
Cash, cash equivalents and restricted cash at beginning of period	1,653,958	713,337
Cash, cash equivalents and restricted cash at end of period	$1,472,117	$749,903
Supplementary information
Interest paid in cash	$4,075	$4,025
Income taxes paid in cash	$—	$—

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
The results for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2019 Form 10-K.
Recently issued accounting standards
Issued and effective as of June 30, 2020
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
Issued but not yet effective as of June 30, 2020
Other accounting pronouncements issued during the six months ended June 30, 2020 were either not relevant to the Company or did not impact the Company’s condensed consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$584,809	$639,415
Restricted cash securing letter of credit facilities (1)	262,228	254,176
Restricted cash securing reinsurance contracts (2)	625,080	760,367
Total cash, cash equivalents and restricted cash (3)	1,472,117	1,653,958
Restricted investments securing reinsurance contracts (2)	152,433	142,617
Total cash, cash equivalents, restricted cash and restricted investments	$1,624,550	$1,796,575
(1)Restricted cash securing letter of credit facilities primarily pertains to letters of credit that have been issued to the Company’s clients in support of our obligations under reinsurance contracts. The Company will not be released from the obligation to provide these letters of credit until the reserves underlying the reinsurance contracts have been settled. The time period for which the Company expects each letter of credit to be in place varies from contract to contract but can last several years.
(2)Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities including U.S. Treasury securities, sovereign debt, and limited partnership interests in Third Point Enhanced LP (“TP Fund”). The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.
(3)Cash, cash equivalents and restricted cash as reported in the Company’s consolidated statements of cash flows.

4. Investments
The following is a summary of the net investments managed by Third Point LLC as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets
TP Fund	$758,419	$860,630
Debt securities	238,574	125,071
Total investments	996,993	985,701
Cash and cash equivalents	502,937	588,196
Restricted cash and cash equivalents	887,308	1,014,543
Due from brokers	169,078	—
Interest and dividends receivable	2,195	2,178
Other assets	—	18
Total assets	2,558,511	2,590,636
Liabilities
Accounts payable and accrued expenses	933	509
Securities sold, not yet purchased	19,597	—
Due to brokers	1,456	—
Interest and dividends payable	129	—
Total liabilities	22,115	509
Total net investments managed by Third Point LLC	$2,536,396	$2,590,127
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
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of June 30, 2020, the Company and TP GP hold interests of approximately 86.1% and 13.9%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund. As of June 30, 2020, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.

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

In the six months ended June 30, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries which are included in securities sold, not yet purchased in the condensed consolidated balance sheets as of June 30, 2020.
5. Fair value measurements
U.S. GAAP disclosure requirements establish a framework for measuring fair value, including a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability. The three-level hierarchy of inputs is summarized below:
•Level 1 – Quoted prices available in active markets/exchanges for identical investments as of the reporting date.
•Level 2 – Observable inputs to the valuation methodology other than unadjusted quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include, but are not limited to, prices quoted for similar assets or liabilities in active markets/exchanges, prices quoted for identical or similar assets or liabilities in markets that are not active and fair values determined through the use of models or other valuation methodologies.
•Level 3 – Inputs are based all or in part on significant unobservable inputs for the investment, and include situations where there is little, if any, market activity for the investment. The inputs applied in the determination of fair value require significant management judgment and estimation.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
Asset-backed securities	—	47,268	1,153	48,421
Bank debt	—	1,257	—	1,257
Corporate bonds	—	66,894	—	66,894
U.S. Treasury securities	—	99,955	—	99,955
Sovereign debt	—	22,047	—	22,047
Total debt securities	—	237,421	1,153	238,574
	$—	$237,421	$5,153	242,574
Investments in funds valued at NAV				758,419
Total assets				$1,000,993
Liabilities
U.S. Treasury securities	$—	$19,597	$—	$19,597
Total securities sold, not yet purchased	—	19,597	—	19,597
Derivative liabilities (embedded)	—	—	4	4
Total liabilities	$—	$19,597	$4	$19,601

	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
U.S. Treasury securities	—	101,186	—	101,186
Sovereign debt	—	23,885	—	23,885
Total debt securities	—	125,071	—	125,071
	$—	$125,071	$4,000	129,071
Investments in funds valued at NAV				860,630
Total assets				$989,701
Liabilities
Derivative liabilities (embedded)	$—	$—	$31	$31
Total liabilities	$—	$—	$31	$31
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended June 30, 2020 were $nil and $(3.7) million, respectively (2019 - $nil and $1.0 million, respectively). The total change in unrealized gains (losses) on equity and debt securities held at the six months ended June 30, 2020 were $nil and $15.6 million, respectively (2019 - $nil and $2.4 million, respectively).

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
As of June 30, 2020, the Company’s ABS holdings primarily consisted of private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
As of June 30, 2020, securities valued at $1.2 million, representing 0.5% of investments, and $nil of securities sold, not yet purchased, are valued based on broker quotes.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2020 and 2019:

	April 1, 2020	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2020
Assets
Private common equity securities	$1,000	$—	$—	$—	$—	$1,000
Private preferred equity securities	3,000	—	—	—	—	3,000
Asset-backed securities	4,426	(4,426)	989	—	164	1,153
Total assets	$8,426	$(4,426)	$989	$—	$164	$5,153
Liabilities
Derivative liabilities (embedded)	$(4)	$—	$—	$—	$—	$(4)
Total liabilities	$(4)	$—	$—	$—	$—	$(4)

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2020
Assets
Private common equity securities	$1,000	$—	$—	$—	$—	$1,000
Private preferred equity securities	3,000	—	—	—	—	3,000
Asset-backed securities	—	—	989	—	164	1,153
Total assets	$4,000	$—	$989	$—	$164	$5,153
Liabilities
Derivative liabilities (embedded)	$(31)	$—	$—	$—	$27	$(4)
Total liabilities	$(31)	$—	$—	$—	$27	$(4)

	April 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2019
Assets
Private preferred equity securities	3,000	—	—	—	—	3,000
Total assets	$3,000	$—	$—	$—	$—	$3,000
Liabilities
Derivative liabilities (embedded)	(32)	—	—	—	(22)	(54)
Total liabilities	$(32)	$—	$—	$—	$(22)	$(54)

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2019
Assets
Private preferred equity securities	$—	$—	$3,000	$—	$—	$3,000
Total assets	$—	$—	$3,000	$—	$—	$3,000
Liabilities
Derivative liabilities (embedded)	$(22)	$—	$—	$—	$(32)	$(54)
Total liabilities	$(22)	$—	$—	$—	$(32)	$(54)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).

Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three and six months ended June 30, 2020 were $0.2 million and $0.2 million, respectively (2019 - $nil and $nil, respectively).
For the six months ended June 30, 2020 and 2019, there were no changes in the valuation techniques as they relate to the above.
6. Due from/to brokers
In the six months ended June 30, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries.
The Company holds substantially all of its new fixed income investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased, if required.
As of June 30, 2020, the Company’s due from/to brokers were comprised of the following:

June 30, 2020
Due from brokers
Cash held at brokers	$165,303
Receivable from unsettled trades (1)	3,775
$169,078
Due to brokers
Borrowing from prime brokers	$70
Payable from unsettled trades	1,386
$1,456
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
7. Loss and loss adjustment expense reserves
As of June 30, 2020 and December 31, 2019, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	June 30, 2020	December 31, 2019
Case loss and loss adjustment expense reserves	$215,316	$148,166
Incurred but not reported loss and loss adjustment expense reserves	918,667	963,359
Deferred gains on retroactive reinsurance contracts	—	167
	$1,133,983	$1,111,692

The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Gross reserves for loss and loss adjustment expenses, beginning of period	$1,111,692	$937,157
Less: loss and loss adjustment expenses recoverable, beginning of period	(5,520)	(2,031)
Less: deferred charges on retroactive reinsurance contracts	(6,738)	(3,847)
Net reserves for loss and loss adjustment expenses, beginning of period	1,099,434	931,279
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	176,644	186,382
Prior years	248	(8,980)
Total incurred loss and loss adjustment expenses	176,892	177,402
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(24,893)	(25,503)
Prior years	(123,844)	(67,824)
Total net paid losses	(148,737)	(93,327)
Foreign currency translation	(10,660)	(1,186)
Net reserves for loss and loss adjustment expenses, end of period	1,116,929	1,014,168
Plus: loss and loss adjustment expenses recoverable, end of period	10,064	3,655
Plus: deferred charges on retroactive reinsurance contracts	6,990	3,953
Gross reserves for loss and loss adjustment expenses, end of period	$1,133,983	$1,021,776
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
The $0.2 million net increase in prior years’ reserves for the six months ended June 30, 2020 includes $10.3 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts, partially offset by a $10.1 million decrease of net favorable reserve development related to decreases in loss reserve estimates. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:
•The $10.3 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by an $8.6 million increase in acquisition costs, for a total of $18.9 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $19.8 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.9 million improvement in the net underwriting results for the six months ended June 30, 2020.
•The $10.1 million of net favorable prior years’ reserve development for the six months ended June 30, 2020 was accompanied by net decreases of $0.2 million in acquisition costs and net decreases of $7.8 million in earned premium, resulting in a $2.5 million improvement in the net underwriting results.
•In total, the change in net underwriting results for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $3.4 million improvement in the net underwriting results for the six months ended June 30, 2020.

As of June 30, 2020, the Company had unamortized deferred charges of $7.0 million (December 31, 2019 - $6.7 million) relating to retroactive reinsurance contracts. Deferred charges on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheets.
The $9.0 million net decrease in prior years’ reserves for the six months ended June 30, 2019 includes $12.3 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $3.3 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:
•The $12.3 million of net favorable prior years’ reserve development for the six months ended June 30, 2019 was accompanied by net increases of $11.8 million in acquisition costs, resulting in a $0.5 million improvement in the net underwriting results, primarily due to:
•$7.9 million of net favorable underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$2.3 million of net favorable underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by
•$9.7 million of net adverse underwriting loss development relating to our multi-line, homeowners and general liability contracts, as a result of worse than expected loss experience.
•The $3.3 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $2.5 million increase in acquisition costs, for a total of $5.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $5.5 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.3 million increase in net underwriting loss for the six months ended June 30, 2019.
•In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $0.2 million improvement in the net underwriting results for the six months ended June 30, 2019.
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
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts and not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Fund. The Amended LPA preserves the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund. As of June 30, 2020, the Loss Recovery Account for Third Point Re BDA’s investment in TP Fund was $18.1 million (December 31, 2019 - $nil) and for Third Point Re USA’s investment in TP Fund was $2.8 million (December 31, 2019 - $0.5 million). These amounts have not been recorded in the Company’s condensed consolidated balance sheets.
The total management and performance fees to related parties, including our share of fees paid in connection with our investment in TP Fund, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Management fees - TP Fund	$3,169	$5,143	$7,034	$9,986
Performance fees - TP Fund (before loss carryforward)	19,721	12,721	710	42,119
Performance fees - loss carryforward utilized	(19,721)	(12,721)	(710)	(42,119)
Total management and performance fees to related parties	$3,169	$5,143	$7,034	$9,986
9. Deposit accounted contracts
The following table represents activity for the deposit contracts for the six months ended June 30, 2020 and year ended December 31, 2019:

	June 30, 2020	December 31, 2019
Balance, beginning of period	$172,259	$145,342
Consideration received	550	23,884
Consideration receivable	—	10,164
Net investment expense allocation	1,973	5,879
Payments	(5,773)	(13,052)
Foreign currency translation	(99)	42
Balance, end of period	$168,910	$172,259
10. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of June 30, 2020, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of June 30, 2020, the Company had capitalized $0.8 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of June 30, 2020, the Notes had an estimated fair value of $122.4 million (December 31, 2019 - $121.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of and for the periods ended June 30, 2020 and December 31, 2019.

Letters of credit
As of June 30, 2020, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Committed - Secured letters of credit facilities	$225,000	$59,949	$59,949
Uncommitted - Secured letters of credit facilities	n/a	202,279	202,279
		$262,228	$262,228
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. See Note 3 for additional information.
11. Net investment income (loss)
Net investment income (loss) for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net investment income (loss) by type
Net realized gains on investments and investment derivatives	$39,826	$44	$39,126	$44
Net change in unrealized gains (losses) on investments and investment derivatives	(3,316)	1,026	16,030	2,728
Net gains (losses) on foreign currencies	(518)	(1,192)	(7,567)	2,573
Dividend and interest income	3,258	3,149	7,747	5,834
Other expenses	(643)	(253)	(941)	(443)
Net investment income (loss) from investment in related party investment fund	98,604	66,357	(102,211)	213,348
Net investment income (loss)	$137,211	$69,131	$(47,816)	$224,084

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net investment income (loss) by asset type
Asset-backed securities	$19,100	$—	$31,167	$—
Bank debt	270	—	153	—
Corporate bonds	19,875	—	26,820	—
U.S. Treasury securities	20	3,224	2,313	5,022
Sovereign debt	(82)	(934)	(1,433)	32
Total debt securities	39,183	2,290	59,020	5,054
Net investment income in funds valued at NAV, excluding TP Fund	—	—	—	3
Total net investment income from invested assets	39,183	2,290	59,020	5,057
Net investment income (loss) by liability type
U.S. Treasury securities	(42)	—	(154)	—
Total net investment loss from securities sold, not yet purchased	(42)	—	(154)	—
Other investment income (losses) and other expenses not presented above
Other investment expenses	(494)	(254)	(762)	(444)
Net investment income (loss) on cash, including foreign exchange gain (loss)	(40)	738	(3,709)	6,123
Total other investment income (losses) and other expenses	(534)	484	(4,471)	5,679
Net investment income (loss) from investment in related party investment fund	98,604	66,357	(102,211)	213,348
Net investment income (loss)	$137,211	$69,131	$(47,816)	$224,084

As a result of the Company’s holding in TP Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Fund for the three and six months ended June 30, 2020 and 2019, and summarized balance sheet as of June 30, 2020 and December 31, 2019.
This summarized income statement of TP Fund reflects the main components of total investment income and expenses of TP Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Fund as presented in the Company’s condensed consolidated statement of income.

	Three months ended		Six months ended
TP Fund summarized income statement	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income (loss)
Net realized gain (loss) from securities, derivative contracts and foreign currency translations	$2,537	$19,663	$18,132	$(3,438)
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	113,324	59,728	(138,135)	249,766
Net income (loss) from currencies	110	(2,110)	(190)	(2,592)
Dividend and interest income	9,038	17,756	13,446	30,080
Other income	35	2,306	684	4,414
Total investment income (loss)	125,044	97,343	(106,063)	278,230
Expenses
Management fees	3,169	5,143	7,034	9,986
Interest	1,818	5,201	4,489	8,824
Dividends on securities sold, not yet purchased	1,063	2,389	2,343	4,744
Administrative and professional fees	359	613	824	1,015
Other expenses	517	1,607	1,005	3,204
Total expenses	6,926	14,953	15,695	27,773
Net income (loss)	$118,118	$82,390	$(121,758)	$250,457

The following table is a summarized balance sheet of TP Fund as of June 30, 2020 and December 31, 2019 and reflects the underlying assets and liabilities of TP Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Fund.

TP Fund summarized balance sheet	June 30, 2020	December 31, 2019
Assets
Total investments in securities and affiliated funds	$1,504,499	$1,620,531
Cash and cash equivalents	16	52
Due from brokers	170,659	162,682
Derivative assets, at fair value	7,554	21,861
Interest and dividends receivable	2,449	1,210
Other assets	183	212
Total assets	$1,685,360	$1,806,548
Liabilities
Accounts payable and accrued expenses	$1,599	$2,417
Securities sold, not yet purchased, at fair value	206,766	283,711
Securities sold under agreement to repurchase	15,241	—
Due to brokers	551,626	426,612
Derivative liabilities, at fair value	28,805	19,282
Withdrawals payable to General Partner	—	42,381
Interest and dividends payable	693	972
Management fee payable	90	256
Total liabilities	804,820	775,631
Total partners' capital	$880,540	$1,030,917
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
The Company also has subsidiaries in the United Kingdom, TPRUK and Third Point Re UK, which are subject to applicable taxes in that jurisdiction.

For the three and six months ended June 30, 2020 and 2019, the Company recorded income tax expense, as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$3,309	$(74)	$3,728	$1,644
(1) As of June 30, 2020, the Company has recorded $4.6 million (December 31, 2019 - $8.3 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of June 30, 2020 the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.
13. Share capital
The following table presents a summary of the common shares issued and outstanding as of and for the six months ended June 30, 2020 and 2019:

Common shares	2020	2019
Common shares issued, beginning of period	94,225,498	93,639,610
Restricted shares granted, net of forfeitures	350,409	371,596
Performance restricted shares granted, net of forfeitures and shares withheld	344,296	(16,282)
Common shares issued, end of period	94,920,203	93,994,924
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. No preference shares have been issued to date.
Share repurchases
As of June 30, 2020, the Company is authorized to repurchase up to an aggregate of $61.3 million of common shares under its share repurchase program. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the six months ended June 30, 2020, the Company did not repurchase any of its common shares.
14. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Restricted shares with service condition	$667	$940	$1,174	$1,134
Restricted shares with service and performance condition	920	3,014	1,979	4,278
	$1,587	$3,954	$3,153	$5,412
As of June 30, 2020, the Company had $11.4 million (December 31, 2019 - $7.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2019 - 1.5 years).
Management and director options
The Company has not granted any stock option awards since April 2013. These stock option awards were fully amortized as of December 31, 2018.

The following table summarizes information about the Company’s management and director share options outstanding and exercisable as of June 30, 2020:

Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life
$10.00 - $10.89	4,774,694	$10.04	1.6 years
$15.05 - $16.89	1,800,866	15.92	1.8 years
$20.00 - $25.05	1,731,098	20.28	1.7 years
	8,306,658	$13.45	1.7 years
Restricted shares with service condition
Restricted share award activity for the six months ended June 30, 2020 and year ended December 31, 2019 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2019	24,065	$13.35
Granted	403,360	11.10
Forfeited	(36,907)	11.31
Vested	(49,751)	12.40
Balance as of January 1, 2020	340,767	11.83
Granted	366,843	8.98
Forfeited	(16,434)	9.77
Vested	(134,757)	11.06
Balance as of June 30, 2020	556,419	$9.72
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the six months ended June 30, 2020 and year ended December 31, 2019 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2019	2,001,048	1,185,220	$12.80
Granted	862,176	574,784	10.95
Forfeited	(823,977)	(290,552)	11.70
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	(6,698)	12.92
Balance as of January 1, 2020	1,890,529	1,314,036	12.43
Granted	749,322	499,542	9.46
Forfeited	(372,476)	(39,214)	12.12
Vested	(504,440)	(504,440)	12.16
Change in estimated restricted shares considered probable of vesting	n/a	(1,215)	12.61
Balance as of June 30, 2020	1,762,935	1,268,709	$11.36

15. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	92,593,599	91,776,870	92,392,718	91,723,636
Dilutive effect of options	—	321,492	—	308,579
Dilutive effect of warrants	—	228,643	—	219,460
Dilutive effect of restricted shares with service and performance condition	144,694	474,794	—	468,791
Diluted number of common shares outstanding	92,738,293	92,801,799	92,392,718	92,720,466
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$124,015	$53,065	$(59,622)	$185,980
Net income allocated to Third Point Re participating common shareholders	(721)	(85)	—	(482)
Net income (loss) allocated to Third Point Re common shareholders	$123,294	$52,980	$(59,622)	$185,498
Basic earnings (loss) per share available to Third Point Re common shareholders	$1.33	$0.58	$(0.65)	$2.02
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$124,015	$53,065	$(59,622)	$185,980
Net income allocated to Third Point Re participating common shareholders	(720)	(84)	—	(476)
Net income (loss) allocated to Third Point Re common shareholders	$123,295	$52,981	$(59,622)	$185,504
Diluted earnings (loss) per share available to Third Point Re common shareholders	$1.33	$0.57	$(0.65)	$2.00
For the three months ended June 30, 2020 and 2019, anti-dilutive options of 3,741,266 and 3,973,824, respectively, were excluded from the computation of diluted earnings per share.
As a result of the net loss for the six months ended June 30, 2020, dilutive options, warrants and restricted shares with service and performance conditions totaling 5,214,310 were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
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
The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2020 and 2019:

	Three months ended
	June 30, 2020		June 30, 2019
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$157,571	$157,571	$82,637	$82,637
Gross premiums ceded	(30,487)	(30,487)	(1,473)	(1,473)
Net premiums written	127,084	127,084	81,164	81,164
Change in net unearned premium reserves	13,726	13,726	64,288	64,288
Net premiums earned	140,810	140,810	145,452	145,452
Expenses
Loss and loss adjustment expenses incurred, net	89,106	89,106	82,334	82,334
Acquisition costs, net	43,671	43,671	58,006	58,006
General and administrative expenses	5,596	5,596	6,769	6,769
Total expenses	138,373	138,373	147,109	147,109
Net underwriting income (loss)	$2,437	2,437	$(1,657)	(1,657)
Net investment income		137,211		69,131
Corporate expenses		(7,859)		(12,881)
Other expenses		(3,216)		(3,811)
Interest expense		(2,046)		(2,051)
Foreign exchange gains		797		4,260
Income tax benefit (expense)		(3,309)		74
Net income available to Third Point Re common shareholders		$124,015		$53,065

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	63.3%		56.6%
Acquisition cost ratio	31.0%		39.9%
Composite ratio	94.3%		96.5%
General and administrative expense ratio	4.0%		4.6%
Combined ratio	98.3%		101.1%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Six months ended
	June 30, 2020		June 30, 2019
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$361,702	$361,702	$402,228	$402,228
Gross premiums ceded	(30,222)	(30,222)	(2,185)	(2,185)
Net premiums written	331,480	331,480	400,043	400,043
Change in net unearned premium reserves	(44,355)	(44,355)	(101,541)	(101,541)
Net premiums earned	287,125	287,125	298,502	298,502
Expenses
Loss and loss adjustment expenses incurred, net	176,892	176,892	177,402	177,402
Acquisition costs, net	92,924	92,924	115,504	115,504
General and administrative expenses	10,475	10,475	12,993	12,993
Total expenses	280,291	280,291	305,899	305,899
Net underwriting income (loss)	$6,834	6,834	$(7,397)	(7,397)
Net investment income (loss)		(47,816)		224,084
Corporate expenses		(13,139)		(18,789)
Other expenses		(6,693)		(7,936)
Interest expense		(4,094)		(4,080)
Foreign exchange gains		9,014		1,742
Income tax expense		(3,728)		(1,644)
Net income (loss) available to Third Point Re common shareholders		$(59,622)		$185,980

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	61.6%		59.4%
Acquisition cost ratio	32.4%		38.7%
Composite ratio	94.0%		98.1%
General and administrative expense ratio	3.6%		4.4%
Combined ratio	97.6%		102.5%

(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and six months ended June 30, 2020 and 2019:

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Property	$85,451	54.2%	$41,862	50.7%	$131,824	36.4%	$95,843	23.8%
Casualty	27,143	17.2%	24,438	29.6%	94,083	26.0%	102,330	25.4%
Specialty	44,977	28.6%	16,337	19.7%	135,795	37.6%	209,408	52.1%
Total prospective reinsurance contracts	157,571	100.0%	82,637	100.0%	361,702	100.0%	407,581	101.3%
Retroactive reinsurance contracts (1)	—	—%	—	—%	—	—%	(5,353)	(1.3)%
	$157,571	100.0%	$82,637	100.0%	$361,702	100.0%	$402,228	100.0%
(1) The negative gross premiums written amount for the retroactive reinsurance contracts lines of business in the six months ended June 30, 2019 was the result of a reduction in premium estimate on one contract during the period.

18. Subsequent event
Sirius Merger
On August 6, 2020, Third Point Re, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sirius International Insurance Group, Ltd. (“Sirius”), a Bermuda exempted company limited by shares, and Yoga Merger Sub Limited (“Merger Sub”), a Bermuda exempted company limited by shares and wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Sirius (the “Merger”), with Sirius continuing as the surviving company in the Merger, as a wholly owned subsidiary of the Company. The Company is to be renamed SiriusPoint Ltd. following the Merger.

The total deal consideration is estimated as $788.0 million, which comprises stock, cash, and other contingent value components.
The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2021.
Amended and Restated Exempted Limited Partnership Agreement
On August 6, 2020, the Company, Third Point Re BDA and Third Point Re USA entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“Second Amended LPA”) of TP Fund, which amended and restated the Amended LPA, which will become effective at the closing of the Merger.
The Second Amended LPA updated the terms of the Amended LPA to reflect adjustments to the loss carryforward terms for the period ending on December 31, 2020. The performance of certain fixed income and other investments managed by Third Point LLC will be considered when calculating the performance fee allocation and Loss Recovery Account amounts under the terms of the Amended LPA. All other material terms of the Second Amended LPA remain consistent with the Amended LPA.
Equity Commitment Letter
On August 6, 2020, the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb entered into an equity commitment letter (the “Equity Commitment Letter”), pursuant to which Third Point Opportunities Master Fund Ltd. commits, subject to the conditions set forth in the Equity Commitment Letter and the Merger Agreement, to purchase approximately $50.0 million of Company Shares in connection with closing of the Merger.
Debt Commitment Letter
In connection with entering into the Merger Agreement, the Company has entered into a commitment letter (the “Debt Commitment Letter”), dated as of August 6, 2020, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan has committed to provide a bridge facility up to $125.0 million to finance the Merger.
19. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of June 30, 2020 and December 31, 2019, condensed consolidating statements of income (loss) for the three and six months ended June 30, 2020 and 2019 and condensed consolidating statements of cash flows for the six months ended June 30, 2020 and 2019 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2020

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$996,993	$—	$1,000,993
Cash and cash equivalents	6	167	584,636	—	584,809
Restricted cash and cash equivalents	—	—	887,308	—	887,308
Investment in subsidiaries	1,359,206	281,603	191,585	(1,832,394)	—
Due from brokers	—	—	169,078	—	169,078
Interest and dividends receivable	—	—	2,195	—	2,195
Reinsurance balances receivable, net	—	—	613,204	—	613,204
Deferred acquisition costs, net	—	—	172,288	—	172,288
Unearned premiums ceded	—	—	35,817	—	35,817
Loss and loss adjustment expenses recoverable, net	—	—	10,064	—	10,064
Amounts due from (to) affiliates	(2,515)	77	2,438	—	—
Other assets	270	7,646	9,891	—	17,807
Total assets	$1,360,967	$289,493	$3,675,497	$(1,832,394)	$3,493,563
Liabilities
Accounts payable and accrued expenses	$3,663	$—	$8,504	$—	$12,167
Reinsurance balances payable	—	—	94,810	—	94,810
Deposit liabilities	—	—	168,910	—	168,910
Unearned premium reserves	—	—	587,995	—	587,995
Loss and loss adjustment expense reserves	—	—	1,133,983	—	1,133,983
Securities sold, not yet purchased, at fair value	—	—	19,597	—	19,597
Due to brokers	—	—	1,456	—	1,456
Interest and dividends payable	—	3,035	129	—	3,164
Senior notes payable, net of deferred costs	—	114,177	—	—	114,177
Total liabilities	3,663	117,212	2,015,384	—	2,136,259
Shareholders’ equity
Common shares	9,492	—	1,239	(1,239)	9,492
Additional paid-in capital	930,487	191,906	1,595,139	(1,787,045)	930,487
Retained earnings (deficit)	417,325	(19,625)	63,735	(44,110)	417,325
Shareholders’ equity attributable to Third Point Re common shareholders	1,357,304	172,281	1,660,113	(1,832,394)	1,357,304
Total liabilities and shareholders’ equity	$1,360,967	$289,493	$3,675,497	$(1,832,394)	$3,493,563

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$985,701	$—	$989,701
Cash and cash equivalents	10	176	639,229	—	639,415
Restricted cash and cash equivalents	—	—	1,014,543	—	1,014,543
Investment in subsidiaries	1,419,197	271,624	191,077	(1,881,898)	—
Interest and dividends receivable	—	—	2,178	—	2,178
Reinsurance balances receivable, net	—	—	596,120	—	596,120
Deferred acquisition costs, net	—	—	154,717	—	154,717
Unearned premiums ceded	—	—	16,945	—	16,945
Loss and loss adjustment expenses recoverable, net	—	—	5,520	—	5,520
Amounts due from (to) affiliates	(5,722)	(3,898)	9,620	—	—
Other assets	764	6,784	13,007	—	20,555
Total assets	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694
Liabilities
Accounts payable and accrued expenses	$4,175	$—	$13,641	$—	$17,816
Reinsurance balances payable	—	—	81,941	—	81,941
Deposit liabilities	—	—	172,259	—	172,259
Unearned premium reserves	—	—	524,768	—	524,768
Loss and loss adjustment expense reserves	—	—	1,111,692	—	1,111,692
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	114,089	—	—	114,089
Total liabilities	4,175	117,144	1,904,301	—	2,025,620
Shareholders’ equity
Common shares	9,423	—	1,239	(1,239)	9,423
Additional paid-in capital	927,704	191,361	1,591,796	(1,783,157)	927,704
Retained earnings (deficit)	476,947	(33,819)	131,321	(97,502)	476,947
Shareholders' equity attributable to Third Point Re common shareholders	1,414,074	157,542	1,724,356	(1,881,898)	1,414,074
Total liabilities and shareholders’ equity	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended June 30, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$157,571	$—	$157,571
Gross premiums ceded	—	—	(30,487)	—	(30,487)
Net premiums written	—	—	127,084	—	127,084
Change in net unearned premium reserves	—	—	13,726	—	13,726
Net premiums earned	—	—	140,810	—	140,810
Net investment income	—	—	137,211	—	137,211
Equity in earnings (losses) of subsidiaries	128,524	14,262	(16)	(142,770)	—
Total revenues	128,524	14,262	278,005	(142,770)	278,021
Expenses
Loss and loss adjustment expenses incurred, net	—	—	89,106	—	89,106
Acquisition costs, net	—	—	43,671	—	43,671
General and administrative expenses	4,509	2	8,944	—	13,455
Other expenses	—	—	3,216	—	3,216
Interest expense	—	2,046	—	—	2,046
Foreign exchange gains	—	—	(797)	—	(797)
Total expenses	4,509	2,048	144,140	—	150,697
Income before income tax (expense) benefit	124,015	12,214	133,865	(142,770)	127,324
Income tax (expense) benefit	—	430	(3,739)	—	(3,309)
Net income available to Third Point Re common shareholders	$124,015	$12,644	$130,126	$(142,770)	$124,015

For the six months ended June 30, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$361,702	$—	$361,702
Gross premiums ceded	—	—	(30,222)	—	(30,222)
Net premiums written	—	—	331,480	—	331,480
Change in net unearned premium reserves	—	—	(44,355)	—	(44,355)
Net premiums earned	—	—	287,125	—	287,125
Net investment loss	—	—	(47,816)	—	(47,816)
Equity in earnings (losses) of subsidiaries	(52,811)	17,435	(35)	35,411	—
Total revenues	(52,811)	17,435	239,274	35,411	239,309
Expenses
Loss and loss adjustment expenses incurred, net	—	—	176,892	—	176,892
Acquisition costs, net	—	—	92,924	—	92,924
General and administrative expenses	6,811	9	16,794	—	23,614
Other expenses	—	—	6,693	—	6,693
Interest expense	—	4,094	—	—	4,094
Foreign exchange gains	—	—	(9,014)	—	(9,014)
Total expenses	6,811	4,103	284,289	—	295,203
Income (loss) before income tax (expense) benefit	(59,622)	13,332	(45,015)	35,411	(55,894)
Income tax (expense) benefit	—	862	(4,590)	—	(3,728)
Net income (loss) available to Third Point Re common shareholders	$(59,622)	$14,194	$(49,605)	$35,411	$(59,622)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended June 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$82,637	$—	$82,637
Gross premiums ceded	—	—	(1,473)	—	(1,473)
Net premiums written	—	—	81,164	—	81,164
Change in net unearned premium reserves	—	—	64,288	—	64,288
Net premiums earned	—	—	145,452	—	145,452
Net investment income	—	—	69,131	—	69,131
Equity in earnings (losses) of subsidiaries	61,912	1,320	(3)	(63,229)	—
Total revenues	61,912	1,320	214,580	(63,229)	214,583
Expenses
Loss and loss adjustment expenses incurred, net	—	—	82,334	—	82,334
Acquisition costs, net	—	—	58,006	—	58,006
General and administrative expenses	8,847	13	10,790	—	19,650
Other expenses	—	—	3,811	—	3,811
Interest expense	—	2,051	—	—	2,051
Foreign exchange gains	—	—	(4,260)	—	(4,260)
Total expenses	8,847	2,064	150,681	—	161,592
Income (loss) before income tax (expense) benefit	53,065	(744)	63,899	(63,229)	52,991
Income tax (expense) benefit	—	433	(359)	—	74
Net income (loss) available to Third Point Re common shareholders	$53,065	$(311)	$63,540	$(63,229)	$53,065

For the six months ended June 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$402,228	$—	$402,228
Gross premiums ceded	—	—	(2,185)	—	(2,185)
Net premiums written	—	—	400,043	—	400,043
Change in net unearned premium reserves	—	—	(101,541)	—	(101,541)
Net premiums earned	—	—	298,502	—	298,502
Net investment income	—	—	224,084	—	224,084
Equity in earnings (losses) of subsidiaries	197,453	9,333	(11)	(206,775)	—
Total revenues	197,453	9,333	522,575	(206,775)	522,586
Expenses
Loss and loss adjustment expenses incurred, net	—	—	177,402	—	177,402
Acquisition costs, net	—	—	115,504	—	115,504
General and administrative expenses	11,473	(26)	20,335	—	31,782
Other expenses	—	—	7,936	—	7,936
Interest expense	—	4,080	—	—	4,080
Foreign exchange gains	—	—	(1,742)	—	(1,742)
Total expenses	11,473	4,054	319,435	—	334,962
Income before income tax (expense) benefit	185,980	5,279	203,140	(206,775)	187,624
Income tax (expense) benefit	—	851	(2,495)	—	(1,644)
Net income available to Third Point Re common shareholders	$185,980	$6,130	$200,645	$(206,775)	$185,980

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(59,622)	$14,194	$(49,605)	$35,411	$(59,622)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	52,811	(17,435)	35	(35,411)	—
Share compensation expense	333	—	2,820	—	3,153
Net interest expense on deposit liabilities	—	—	1,973	—	1,973
Net realized and unrealized gain on investments and derivatives	—	—	(55,183)	—	(55,183)
Net realized and unrealized loss on investment in related party investment fund	—	—	102,211	—	102,211
Net foreign exchange gains	—	—	(9,014)	—	(9,014)
Amortization of premium and accretion of discount, net	—	88	382	—	470
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(18,385)	—	(18,385)
Deferred acquisition costs, net	—	—	(17,571)	—	(17,571)
Unearned premiums ceded	—	—	(18,872)	—	(18,872)
Loss and loss adjustment expenses recoverable	—	—	(4,544)	—	(4,544)
Other assets	494	(862)	2,681	—	2,313
Interest and dividends receivable, net	—	(20)	112	—	92
Unearned premium reserves	—	—	63,227	—	63,227
Loss and loss adjustment expense reserves	—	—	32,951	—	32,951
Accounts payable and accrued expenses	(512)	1	(5,138)	—	(5,649)
Reinsurance balances payable	—	—	12,886	—	12,886
Amounts due from (to) affiliates	(3,207)	(3,975)	7,182	—	—
Net cash provided by (used in) operating activities	(9,703)	(8,009)	48,148	—	30,436
Investing activities
Purchases of investments	—	—	(421,683)	—	(421,683)
Proceeds from sales and maturities of investments	—	—	363,047	—	363,047
Purchases of investments to cover short sales	—	—	(2,785)	—	(2,785)
Proceeds from short sales of investments	—	—	22,290	—	22,290
Change in due to/from brokers, net	—	—	(167,622)	—	(167,622)
Net cash used in investing activities	—	—	(206,753)	—	(206,753)
Financing activities
Taxes paid on withholding shares	(301)	—	—	—	(301)
Net payments on deposit liability contracts	—	—	(5,223)	—	(5,223)
Dividend received by (paid to) parent	10,000	8,000	(18,000)	—	—
Net cash provided by (used in) financing activities	9,699	8,000	(23,223)	—	(5,524)
Net decrease in cash, cash equivalents and restricted cash	(4)	(9)	(181,828)	—	(181,841)
Cash, cash equivalents and restricted cash at beginning of period	10	176	1,653,772	—	1,653,958
Cash, cash equivalents and restricted cash at end of period	$6	$167	$1,471,944	$—	$1,472,117

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$185,980	$6,130	$200,645	$(206,775)	$185,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(197,453)	(9,333)	11	206,775	—
Share compensation expense	2,640	—	2,772	—	5,412
Net interest expense on deposit liabilities	—	—	2,422	—	2,422
Net realized and unrealized gain on investments and derivatives	—	—	(2,740)	—	(2,740)
Net realized and unrealized gain on investment in related party investment fund	—	—	(213,348)	—	(213,348)
Net foreign exchange gains	—	—	(1,742)	—	(1,742)
Amortization of premium and accretion of discount, net	—	88	397	—	485
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(87,348)	—	(87,348)
Deferred acquisition costs, net	—	—	(4,185)	—	(4,185)
Unearned premiums ceded	—	—	2,079	—	2,079
Loss and loss adjustment expenses recoverable	—	—	(1,624)	—	(1,624)
Other assets	1,282	(851)	835	—	1,266
Interest and dividends receivable, net	—	(33)	(476)	—	(509)
Unearned premium reserves	—	—	99,462	—	99,462
Loss and loss adjustment expense reserves	—	—	85,805	—	85,805
Accounts payable and accrued expenses	3,778	(34)	3,838	—	7,582
Reinsurance balances payable	—	—	18,809	—	18,809
Amounts due from (to) affiliates	(2,158)	(75)	2,233	—	—
Net cash provided by (used in) operating activities	(5,931)	(4,108)	107,845	—	97,806
Investing activities
Proceeds from redemptions from related party investment fund	—	—	360,000	—	360,000
Contributions to related party investment fund	—	—	(87,000)	—	(87,000)
Change in participation agreement with related party investment fund	—	—	(2,297)	—	(2,297)
Purchases of investments	(3,000)	—	(327,463)	—	(330,463)
Proceeds from sales and maturities of investments	—	—	2,198	—	2,198
Change in due to/from brokers, net	—	—	1,411	—	1,411
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash used in investing activities	(18,000)	—	(38,151)	—	(56,151)
Financing activities
Taxes paid on withholding shares	(68)	—	—	—	(68)
Net payments on deposit liability contracts	—	—	(5,021)	—	(5,021)
Dividend received by (paid to) parent	24,000	4,100	(28,100)	—	—
Net cash provided by (used in) financing activities	23,932	4,100	(33,121)	—	(5,089)
Net increase (decrease) in cash, cash equivalents and restricted cash	1	(8)	36,573	—	36,566
Cash, cash equivalents and restricted cash at beginning of period	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of period	$1	$179	$749,723	$—	$749,903

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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•results of operations fluctuate and may not be indicative of our prospects;
•a pandemic or other catastrophic event, such as the ongoing COVID-19 outbreak, may adversely impact our financial condition or results of operations;
•more established competitors;
•losses exceeding reserves;
•highly cyclical property and casualty reinsurance industry;
•losses from catastrophe exposure;
•downgrade, withdrawal of ratings or change in rating outlook by rating agencies;
•significant decrease in our capital or surplus;
•dependence on key executives;
•inability to service our indebtedness;
•limited cash flow and liquidity due to our indebtedness;
•inability to raise necessary funds to pay principal or interest on debt;
•potential lack of availability of capital in the future;
•credit risk associated with the use of reinsurance brokers;
•future strategic transactions such as acquisitions, dispositions, mergers or joint ventures;
•technology breaches or failures, including cyber-attacks;
•lack of control over TP Fund;

•lack of control over the allocation and performance of TP Fund’s investment portfolio;
•dependence on Third Point LLC to implement TP Fund’s investment strategy;
•limited ability to withdraw our capital accounts from TP Fund;
•decline in revenue due to poor performance of TP Fund’s investment portfolio;
•TP Fund’s investment strategy involves risks that are greater than those faced by competitors;
•termination by Third Point LLC of our or TP Fund’s investment management agreements;
•potential conflicts of interest with Third Point LLC;
•losses resulting from significant investment positions;
•credit risk associated with the default on obligations of counterparties;
•ineffective investment risk management systems;
•fluctuations in the market value of TP Fund’s investment portfolio;
•trading restrictions being placed on TP Fund’s investments;
•limited termination provisions in our investment management agreements;
•limited liquidity and lack of valuation data on certain TP Fund’s investments;
•fluctuations in market value of our fixed-income securities;
•U.S. and global economic downturns;
•specific characteristics of investments in mortgage-backed securities and other asset-backed securities, in securities of issues based outside the U.S., and in special situation or distressed companies;
•loss of key employees at Third Point LLC;
•Third Point LLC’s compensation arrangements may incentivize investments that are risky or speculative;
•increased regulation or scrutiny of alternative investment advisers affecting our reputation;
•suspension or revocation of our reinsurance licenses;
•potentially being deemed an investment company under U.S. federal securities law;
•failure of reinsurance subsidiaries to meet minimum capital and surplus requirements;
•changes in Bermuda or other law and regulation that may have an adverse impact on our operations;
•Third Point Re and/or Third Point Re BDA potentially becoming subject to U.S. federal income taxation;
•potential characterization of Third Point Re and/or Third Point Re BDA as a passive foreign investment company;
•subjection of our affiliates to the base erosion and anti-abuse tax;
•potentially becoming subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act;
•risks associated with the failure to complete, or the failure to realize the expected benefits of the the merger with Sirius International Insurance Group, Ltd.; and
▪other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission.
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
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income (loss), general and administrative expenses related to corporate activities, other expenses, interest expense, foreign exchange gains and income tax (expense) benefit.
Sirius Merger
On August 6, 2020, Third Point Re, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sirius International Insurance Group, Ltd. (“Sirius”), a Bermuda exempted company limited by shares, and Yoga Merger Sub Limited (“Merger Sub”), a Bermuda exempted company limited by shares and wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Sirius (the “Merger”), with Sirius continuing as the surviving company in the Merger, as a wholly owned subsidiary of the Company. The Company is to be renamed SiriusPoint Ltd. following the Merger.

The total deal consideration is estimated as $788.0 million, which comprises stock, cash, and other contingent value components.
The transaction is subject to customary closing conditions and regulatory approvals and is expected to close in the first quarter of 2021. Please refer to our Current Report on Form 8-K filed with the SEC on August 7, 2020, for additional description of the Merger and related transactions.
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
The following is a summary of our total net investments managed by Third Point LLC as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	($ in thousands)
TP Fund	$758,419	$860,630
Collateral and other investment assets (1)	1,777,977	1,729,497
Total net investments managed by Third Point LLC	$2,536,396	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt. Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt as well as interest rate hedges in the form of short positions on U.S. Treasuries.
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
In the final weeks of the first quarter and carrying into the second quarter, markets responded positively and retraced some of the spread widening during the first quarter, however, we anticipate continued volatility. We sold out of many of our positions in investment grade bonds initially purchased in the first quarter that recovered strongly in the second quarter of 2020.
Business Outlook
The novel coronavirus (“COVID-19”) pandemic has had and is expected to continue to have a significant effect on the (re)insurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, continued low interest rates, equity market volatility and ongoing business and financial market impacts of COVID-19 associated economic downturn. The insurance industry is likely to experience material losses resulting from COVID-19, which will reduce available capital and we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before the impacts of COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain.
Impact of COVID-19 on Business Operations
We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic has unfolded. As local directives required us to transition our operations in each of our locations to remote working arrangements, all functions remain fully operational with all employees having remote access to the Company’s network and IT systems. Each employee is equipped with a laptop and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations.
COVID-19 has not slowed our continued expansion of the lines of business and forms of reinsurance on which we focus. This expansion includes lines of business and forms of reinsurance with increased risk profiles, where we believe the higher expected margins adequately compensate us for the increased risk. As we expand our underwriting focus into higher expected margin property and specialty lines of business, we expect to deliver attractive equity returns to our shareholders with a more balanced contribution to net income from underwriting and investments with lower volatility of our results.
Underwriting Outlook
The following is a summary of our underwriting outlook by each line of business:
Property
Since the beginning of 2019, the property catastrophe reinsurance market, and in particular the Florida windstorm, California wildfire, Japan windstorm and loss affected retrocession market have been experiencing increases in rate due to significant catastrophe losses in recent years, increases in loss estimates on prior year losses, and in some cases reduced supply. This momentum continued during the first and second quarter 2020 renewals, where we have seen rate increases across most property catastrophe contracts. Property catastrophe reinsurance pricing in regions that have not been impacted by loss has remained broadly flat to slightly up. In addition, terms and conditions on property catastrophe contracts have improved in areas that are less quantifiable in terms of impact on pure exposure based rate change.
As a result of changes in market conditions as well as having an established portfolio in place as we entered the 2020 property catastrophe renewals, we re-positioned our property catastrophe portfolio into more attractive sub-segments of the market. We reduced the amount of premium from retrocessional quota share contracts where we paid a ceding and profit commission and increased the amount of premium from direct reinsurance as well as retrocessional excess of loss contracts. Although we expect to write a similar amount of property catastrophe premium in 2020, we expect the re-positioning of the property catastrophe portfolio and improvements in pricing to result in improved expected profitability.
However, there continues to remain significant uncertainty around how COVID-19 will impact many lines of the insurance market, but in particular commercial property business interruption insurance. Although we have exposure to property excess of loss reinsurance programs, a series of events would have to occur before we incur a loss from COVID-19 in our property portfolio. For example, losses would first need to be established for the primary property insurers, then would need to be covered by our underlying reinsurance treaties and also aggregate to amounts in excess of our treaty retentions. In general, our property catastrophe portfolio to date has focused on clients whose underlying portfolios are less exposed to commercial property insurance.
Outside of property catastrophe reinsurance, we have also experienced some improvement in reinsurance terms and conditions and underlying pricing across other property business in our portfolio, with the previously observed trends continuing, as expected.

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
We continue to closely monitor both the premium and loss impacts of COVID-19 on all lines of business we write. We expect some of our casualty business to experience premium volume reductions resulting from a combination of reduced employment levels, concentrations by industry and continued reductions in economic activity. We expect the impact on loss experience to vary materially by business segment, with some segments experiencing favorable impacts on loss experience and other segments experiencing a deterioration in results.
Specialty
We continue to expect to see a significant reduction in traditional credit risk exposed lines of business, such as trade credit, in the short term. The slowdown in the origination of new mortgage loans in the U.S. appears to have largely abated, with a particular pick-up in refinanced loans this past quarter. While many banks have materially tightened their lending criteria and mortgage insurers have similarly strengthened their underwriting guidelines and increased pricing, reflecting the perception of increased risk to the product, we do not expect the impact on new business production in the short term to be as great as we did last quarter.
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
Strategic Reinsurance Investments
Across many of our business lines, we focus on solutions driven opportunities, where we creatively structure products tailored to a client’s financial needs and objectives. In select situations, we create structures that result in long-term partnerships and optionality on what we believe to be high margin insurance or reinsurance premium with expense efficient operating models. We offer two value-added approaches to drive origination of these types of opportunities, one being solution- driven reinsurance structures that are creative, flexible and responsive to a client’s desire to use reinsurance in their capital structure, in lieu of other capital alternatives, and the other being non reinsurance capital (equity/debt) solutions paired with reinsurance. We have closed a number of transactions, both reinsurance only and capital products combined with reinsurance, and have a number of pipeline opportunities. We believe our efficient operating model combined with skill sets in both the reinsurance and capital markets is a material differentiating factor in our successful origination and execution of these opportunities, which we expect will begin to represent a growing proportion of our premium volume in the future.
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
For our collateral assets that are generally invested in cash and cash equivalents and U.S. Treasuries and foreign equivalents, the significant reduction in interest rates for these asset classes will reduce our expected net investment income from this portion of our investment portfolio.

During the first quarter of 2020, the rapid spread of COVID-19 around the globe resulted in significant volatility in the financial markets unseen since the 2008 financial crisis. During March 2020, credit markets experienced their biggest dislocation since 2008 as investment grade spreads widened significantly. As a result, the Company determined it would invest in a more opportunistic credit portfolio to take advantage of these dislocations in the credit market brought on by the COVID-19 pandemic. During the first quarter, we invested approximately $220 million into corporate debt from liquid, high quality issuers as well as a portfolio of non-investment grade structured credit securities, primarily in residential mortgage-backed securities and consumer loans. In addition, we hedged a significant portion of the interest rate risk in this new corporate credit portfolio by purchasing short positions in long duration U.S. Treasuries.
In the final weeks of the first quarter and carrying into the second quarter, markets responded positively and retraced some of the spread widening during the first quarter, however, we anticipate continued volatility. We sold out of many of our positions in investment grade bonds initially purchased in the first quarter that recovered strongly in the second quarter of 2020. In structured credit, Third Point LLC continues to see compelling opportunities across a range of collateral pools. Over the coming quarters, we expect opportunities will emerge in both corporate and structured credit as the economy endeavors to recover to pre-COVID levels.
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
The table below shows the key performance indicators for our consolidated business for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting income (loss) (1)	$2,437	$(1,657)	$6,834	$(7,397)
Combined ratio (1)	98.3%	101.1%	97.6%	102.5%

Key investment return metrics:
Net investment income (loss)	$137,211	$69,131	$(47,816)	$224,084
Net investment return on investments managed by Third Point LLC	5.8%	2.9%	(1.9)%	10.3%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$14.66	$15.37	$14.66	$15.37
Diluted book value per share (2) (3)	$14.37	$15.04	$14.37	$15.04
Change in diluted book value per share (2)	10.1%	4.4%	(4.5)%	14.6%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	10.1%	4.0%	(4.2)%	15.4%
(1)See Note 17 to the accompanying condensed consolidated financial statements for a calculation of net underwriting income (loss) and combined ratio.
(2)Basic book value per share, diluted book value per share, change in diluted book value per share and return on beginning shareholders’ equity attributable to Third Point Re common shareholders are non-GAAP financial measures. There are no comparable GAAP measures. See reconciliations in “Non-GAAP Financial Measures and Other Financial Metrics”.
(3)Prior year comparatives represent amounts as of December 31, 2019.

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
As of June 30, 2020, basic book value per share was $14.66, representing an increase of $1.35 per share, or 10.1%, from $13.31 per share as of March 31, 2020. As of June 30, 2020, diluted book value per share was $14.37, representing an increase of $1.32 per share, or 10.1%, from $13.05 per share as of March 31, 2020. The increases were primarily due to net income in the current year period.
As of June 30, 2020, basic book value per share was $14.66, representing a decrease of $0.71 per share, or 4.6%, from $15.37 per share as of December 31, 2019. As of June 30, 2020, diluted book value per share was $14.37, representing a decrease of $0.67 per share, or 4.5%, from $15.04 per share as of December 31, 2019. The decreases were primarily due to a net loss in the current year period.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The increase in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to an increase in net income in the current year period.
The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a net loss in the current year period.

Consolidated Results of Operations—Three and six months ended June 30, 2020 and 2019:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2020 and 2019:

	Three months ended			Six months ended
	June 30, 2020	June 30, 2019	Change	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Net underwriting income (loss)	$2,437	$(1,657)	$4,094	$6,834	$(7,397)	$14,231
Net investment income (loss)	137,211	69,131	68,080	(47,816)	224,084	(271,900)
Net investment return on investments managed by Third Point LLC	5.8%	2.9%	2.9%	(1.9)%	10.3%	(12.2)%
Corporate expenses	(7,859)	(12,881)	5,022	(13,139)	(18,789)	5,650
Other expenses	(3,216)	(3,811)	595	(6,693)	(7,936)	1,243
Interest expense	(2,046)	(2,051)	5	(4,094)	(4,080)	(14)
Foreign exchange gains	797	4,260	(3,463)	9,014	1,742	7,272
Income tax (expense) benefit	(3,309)	74	(3,383)	(3,728)	(1,644)	(2,084)
Net income (loss) available to Third Point Re common shareholders	$124,015	$53,065	$70,950	$(59,622)	$185,980	$(245,602)
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies and current market conditions as a result of COVID-19, we could experience increased volatility in our net investment returns and net investment income (loss) and therefore in our consolidated results.
Investment Results
Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	($ in thousands)
TP Fund	$758,419	$860,630
Collateral and other investment assets (1)	1,777,977	1,729,497
Total net investments managed by Third Point LLC	$2,536,396	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt. Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt as well as interest rate hedges in the form of short positions on U.S. Treasuries.
The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of June 30, 2020 and December 31, 2019 by strategy and geography.

	June 30, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Equity	41%	(14)%	27%	50%	(22)%	28%
Credit	20%	—%	20%	9%	—%	9%
Other	3%	—%	3%	7%	(2)%	5%
	64%	(14)%	50%	66%	(24)%	42%

	June 30, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Americas	48%	(9)%	39%	47%	(17)%	30%
Europe, Middle East and Africa	11%	(3)%	8%	14%	(3)%	11%
Asia	5%	(2)%	3%	5%	(4)%	1%
	64%	(14)%	50%	66%	(24)%	42%
(1)The Company’s investment manager classifies non-speculative interest rate hedges as cash and cash equivalents and therefore excludes these from the exposure summary.
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
Investment Returns
The following is a summary of the net investment return for our total net investments managed by Third Point LLC for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
TP Fund	14.9%	5.8%	(11.9)%	17.7%
Collateral and other investments	2.2%	0.2%	3.2%	1.1%
Net investment return on investments managed by Third Point LLC (1)	5.8%	2.9%	(1.9)%	10.3%
(1)Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment income (loss) for our total net investments managed by Third Point LLC for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in thousands)
TP Fund	$98,604	$66,357	$(102,211)	$213,348
Collateral and other investments (1)	38,636	2,429	54,058	10,163
Net investment income (loss) on investments managed by Third Point LLC (2)	$137,240	$68,786	$(48,153)	$223,511
(1)Includes foreign exchange losses of $0.6 million and $10.9 million in the three and six months ended June 30, 2020, respectively (2019 - $3.8 million and $0.7 million, respectively) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses from the revaluation of foreign currency reinsurance collateral held in trust accounts are offset by corresponding foreign exchange gains from the revaluation of foreign currency loss and loss adjustment expense reserves.
(2)Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.

The following is a summary of the net investment return by investment strategy on total net investments managed by Third Point LLC for the three and six months ended June 30, 2020 and 2019:

	Three months ended
	June 30, 2020			June 30, 2019
	Long	Short	Net	Long	Short	Net
Equity	6.1%	(4.0)%	2.1%	3.2%	(1.2)%	2.0%
Credit	3.8%	—%	3.8%	0.6%	—%	0.6%
Other	—%	(0.1)%	(0.1)%	0.5%	(0.2)%	0.3%
Net investment return on investments managed by Third Point LLC	9.9%	(4.1)%	5.8%	4.3%	(1.4)%	2.9%

	Six months ended
	June 30, 2020			June 30, 2019
	Long	Short	Net	Long	Short	Net
Equity	(5.5)%	0.8%	(4.7)%	11.8%	(3.5)%	8.3%
Credit	3.6%	(0.1)%	3.5%	1.6%	(0.3)%	1.3%
Other	(0.5)%	(0.2)%	(0.7)%	1.0%	(0.3)%	0.7%
Net investment return on investments managed by Third Point LLC	(2.4)%	0.5%	(1.9)%	14.4%	(4.1)%	10.3%

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

For the three months ended June 30, 2020, the portfolio generated positive results across asset classes with long credit investments driving the majority of gains for the quarter. The credit strategy performed well with strength in the corporate credit portfolio leading positive performance as the portfolio benefited from tightening spreads within the investment grade credit market. Investments in ABS also produced profits. Within equities, most sectors contributed to positive results on the long side while short equity investments and hedges modestly offset overall gains for the strategy. The other strategy, which includes ventures and macroeconomic investments, was net flat during the quarter.

For the six months ended June 30, 2020, losses from the equity portfolio drove the majority of the net negative performance. Long equity investments in the industrials, consumer discretionary, and financials sectors detracted. The credit strategy provided strong results as gains across both structured and corporate credit investments helped to partially offset overall fund losses for the year. The other strategy contributed modestly to net losses for the first half of the year.

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
The other key changes in our consolidated results for the three and six months ended June 30, 2020 compared to the prior year periods were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis.
The decrease in corporate expenses for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to separation costs in the prior year periods, lower payroll related costs primarily due to lower annual incentive plan compensation expense accruals and certain financing costs incurred in the prior year periods. The decrease was partially offset by an increase in professional fees in the current year periods.
Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was lower for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 to reflect the performance of the Company in the respective periods relative to the incentive plan compensation performance metrics.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts. The decrease in other expenses for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts and a provision for credit losses recorded in the three and six months ended June 30, 2020.
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
Income Taxes
The increase in income tax expense for the three and six months ended June 30, 2020 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries.

Segment Results — Three and six months ended June 30, 2020 and 2019.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and six months ended June 30, 2020 and 2019:

	Three months ended			Six months ended
	June 30, 2020	June 30, 2019	Change	June 30, 2020	June 30, 2019	Change
	($ in thousands)
Gross premiums written	$157,571	$82,637	$74,934	$361,702	$402,228	$(40,526)
Gross premiums ceded	(30,487)	(1,473)	(29,014)	(30,222)	(2,185)	(28,037)
Net premiums earned	140,810	145,452	(4,642)	287,125	298,502	(11,377)
Loss and loss adjustment expenses incurred, net	89,106	82,334	6,772	176,892	177,402	(510)
Acquisition costs, net	43,671	58,006	(14,335)	92,924	115,504	(22,580)
General and administrative expenses	5,596	6,769	(1,173)	10,475	12,993	(2,518)
Net underwriting income (loss)	$2,437	$(1,657)	$4,094	$6,834	$(7,397)	$14,231
Underwriting ratios (1):
Loss ratio	63.3%	56.6%	6.7%	61.6%	59.4%	2.2%
Acquisition cost ratio	31.0%	39.9%	(8.9)%	32.4%	38.7%	(6.3)%
Composite ratio	94.3%	96.5%	(2.2)%	94.0%	98.1%	(4.1)%
General and administrative expense ratio	4.0%	4.6%	(0.6)%	3.6%	4.4%	(0.8)%
Combined ratio	98.3%	101.1%	(2.8)%	97.6%	102.5%	(4.9)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Gross Premiums Written
The amount of gross premiums written and earned that we recognize can vary significantly from period to period due to several reasons, which include:
•The majority of our gross written premium is derived from a small number of large contracts; therefore individual renewals or new business can have a significant impact on premiums recognized in a period;
•We offer customized solutions to our clients, including reserve covers, on which we may not have a regular renewal opportunity;
•We record gross premiums written and earned for reserve covers, which are considered retroactive reinsurance contracts, at the inception of the contract;
•We write multi-year contracts that will not necessarily renew in a comparable period;
•We may extend and/or amend contracts resulting in premium that will not necessarily renew in a comparable period;
•Our reinsurance contracts often contain commutation and/or cancellation provisions;
•Our quota share reinsurance contracts are subject to significant judgment in the amount of premiums that we expect to recognize and changes in premium estimates are recorded in the period they are determined; and

•The impact of COVID-19 and resulting economic downturn on our clients may result in a reduction in the volume of premium that they write and cede to us.
As a result of these factors, we may experience volatility in the amount of gross premiums written and net premiums earned and period to period comparisons may not be meaningful.
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and six months ended June 30, 2020 and 2019:

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	($ in thousands)
Property	$85,451	54.2%	$41,862	50.7%	$131,824	36.4%	$95,843	23.8%
Casualty	27,143	17.2%	24,438	29.6%	94,083	26.0%	102,330	25.4%
Specialty	44,977	28.6%	16,337	19.7%	135,795	37.6%	209,408	52.1%
Total prospective reinsurance contracts	157,571	100.0%	82,637	100.0%	361,702	100.0%	407,581	101.3%
Retroactive reinsurance contracts	—	—%	—	—%	—	—%	(5,353)	(1.3)%
	$157,571	100.0%	$82,637	100.0%	$361,702	100.0%	$402,228	100.0%
The increase in gross premiums written of $74.9 million, or 90.7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was driven by:
Factors resulting in increases:
•For the three months ended June 30, 2020, we wrote $75.2 million of new premium, of which $40.4 million was property business, $31.5 million was casualty business and $3.3 million was specialty business.
•We recorded a net increase in premium estimates of $26.5 million in the three months ended June 30, 2020 compared to a net increase of $20.1 million in the three months ended June 30, 2019. The increase in premium estimates for the three months ended June 30, 2020 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. This increase was partially offset by a reduction in premium estimates arising from the impact of COVID-19.
•Changes in renewal premiums for the three months ended June 30, 2020 resulted in a net increase in premiums of $4.1 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.
Factors resulting in decreases:
•We recognized $10.0 million of premium in the three months ended June 30, 2019 related to contracts that we did not renew in the three months ended June 30, 2020, as a result of underlying pricing, terms and conditions which no longer fit our underwriting criteria following our shift in underwriting strategy.
•We recognized a net increase in premium of $10.2 million in the three months ended June 30, 2020 compared to a net increase of $11.0 million in the three months ended June 30, 2019 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the prior period.
The decrease in gross premiums written of $40.5 million, or 10.1%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was driven by:
Factors resulting in decreases:
•We recognized $156.4 million of premium in the six months ended June 30, 2019 related to contracts that we did not renew in the six months ended June 30, 2020, including one multi-line contract for $103.2 million, which no longer fit our underwriting criteria following our shift in underwriting strategy.

•Changes in renewal premiums for the six months ended June 30, 2020 resulted in a net decrease in premiums of $4.5 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.
Factors resulting in increases:
•For the six months ended June 30, 2020, we wrote $96.0 million of new premium, of which $51.0 million was property business, $34.0 million was casualty business and $11.0 million was specialty business.
•We recorded net increases in premium estimates relating to prior periods of $38.2 million and $22.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase in premium estimates for the six months ended June 30, 2020 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. This increase was partially offset by a reduction in premium estimates arising from the impact of COVID-19.
•We recognized a net increase in premium of $20.7 million in the six months ended June 30, 2020 compared to a net increase of $12.3 million in the six months ended June 30, 2019 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.
Gross Premiums Ceded
The increase in gross premiums ceded for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to one fronted reinsurance treaty and a small number of property catastrophe retro purchases for the purposes of portfolio management.
Net Premiums Earned
The decrease in net premiums earned in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to a lower in-force underwriting portfolio in the prior periods, but was also impacted by our shift from quota share business to excess of loss contracts resulting from the shift in the underwriting strategy.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in the mix of business, including the new property catastrophe and specialty business written at a lower expected loss ratio, but was negatively impacted in the current year periods from the global outbreak of the COVID-19 pandemic.
The COVID-19 outbreak is causing unprecedented social disruption, global economic volatility, reduced liquidity of capital markets and intervention by various governments around the world. For the three and six months ended June 30, 2020, we recognized net losses of $9.9 million and $19.4 million, respectively, net of additional premiums, or 7.0 and 6.8 percentage points, respectively, on the combined ratio, relating to COVID-19. These losses were driven primarily by contingency exposures (event cancellation) as well as certain casualty and multi-line quota share contracts.
There are significant uncertainties surrounding the ultimate amount of claims and scope of damage resulting from the pandemic. Our estimates are based on currently available information derived from information provided by cedents. These estimates include losses only related to our estimate of claims incurred as of June 30, 2020. It is possible that changes in economic conditions and the various economic stimulus deployed by governments across the world in response to COVID-19 could lead to higher or lower inflation than the Company had anticipated, which could in turn lead to an increase or decrease in the Company’s loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves.

The following is a summary of the net impact from loss reserve development for the three and six months ended June 30, 2020 and 2019:
For the three months ended June 30, 2020, we recognized $1.0 million, or 0.7 percentage points on the combined ratio, of net adverse prior years’ reserve development as a result of increases in loss reserve estimates, offset by net decreases of $1.2 million, or 0.8 percentage points on the combined ratio, in acquisition costs, resulting in a $0.2 million, or 0.1 percentage points on the combined ratio, improvement in the net underwriting results.
For the three months ended June 30, 2019, we recognized $8.2 million, or 5.6 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $8.1 million, or 5.5 percentage points on the combined ratio, in acquisition costs, resulting in a $0.1 million or 0.1 percentage points on the combined ratio, improvement in the net underwriting results.
For the six months ended June 30, 2020, we recognized $10.1 million, or 3.5 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates. The $10.1 million of net favorable prior years’ reserve development for the six months ended June 30, 2020 was accompanied by net decreases of $0.2 million, or 0.1 percentage points on the combined ratio, in acquisition costs and net decreases of $7.8 million in earned premium, or 2.7 percentage points on the combined ratio, resulting in a $2.5 million improvement in the net underwriting results, or 0.9 percentage points improvement on the combined ratio.
For the six months ended June 30, 2019, we recognized $12.3 million, or 4.1 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $11.8 million, or 3.9 percentage points on the combined ratio, in acquisition costs, resulting in a $0.5 million or 0.2 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:
•$7.9 million of net favorable underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$2.3 million of net favorable underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by
•$9.7 million of net adverse underwriting loss development relating to our multi-line, homeowners and general liability contracts, as a result of worse than expected loss experience.
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
The decrease in acquisition costs, net, and the related acquisition cost ratio for the three and six months ended June 30, 2020 was primarily due to a change in mix of business, including an increase in property catastrophe excess of loss contracts with lower acquisition costs and a decrease in earned premium volume and profit commission adjustments on other, primarily quota share, contracts.
See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities and the related general and administrative expenses ratio for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily the result of lower annual incentive plan compensation expense accruals and lower credit facility fees. Our incentive plan accrual was lower for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 to reflect the performance of the Company in the respective periods relative to the incentive plan compensation performance metrics.
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

The following table sets forth the computation of basic and diluted book value per share as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,357,304	$1,414,074
Basic and diluted book value per share denominator:
Common shares outstanding	94,920,203	94,225,498
Unvested restricted shares	(2,319,354)	(2,231,296)
Basic book value per share denominator:	92,600,849	91,994,202
Effect of dilutive warrants issued to founders and an advisor (1)	—	172,756
Effect of dilutive stock options issued to directors and employees (1)	—	225,666
Effect of dilutive restricted shares issued to directors and employees (2)	1,825,128	1,654,803
Diluted book value per share denominator:	94,425,977	94,047,427

Basic book value per share	$14.66	$15.37
Diluted book value per share	$14.37	$15.04
(1)As of June 30, 2020, there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants and options.
(2)As of June 30, 2020, the effect of dilutive restricted shares issued to directors and employees was comprised of 556,419 restricted shares with a service condition only and 1,268,709 restricted shares with a service and performance condition that were considered probable of vesting.
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
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three and six months ended June 30, 2020 and 2019 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$124,015	$53,065	$(59,622)	$185,980
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,231,701	$1,338,879	$1,414,074	$1,204,574
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	10.1%	4.0%	(4.2)%	15.4%
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
As of June 30, 2020 and December 31, 2019, the total net investments managed by Third Point LLC consisted of:

	June 30, 2020	December 31, 2019
	($ in thousands)
TP Fund	$758,419	$860,630
Collateral and other investment assets (1)	1,777,977	1,729,497
Total net investments managed by Third Point LLC	$2,536,396	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt. Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt as well as interest rate hedges in the form of short positions on U.S. Treasuries.
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

Operating, investing and financing cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
	($ in thousands)
Net cash provided by operating activities	$30,436	$97,806
Net cash used in investing activities	(206,753)	(56,151)
Net cash used in financing activities	(5,524)	(5,089)
Net increase (decrease) in cash, cash equivalents and restricted cash	(181,841)	36,566
Cash, cash equivalents and restricted cash at beginning of period	1,653,958	713,337
Cash, cash equivalents and restricted cash at end of period	$1,472,117	$749,903
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The decrease in cash flows from operating activities in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to lower net reinsurance receipts.
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
Cash flows used in investing activities for the six months ended June 30, 2020 primarily relates to the purchase of new fixed income investments. Cash flows used in investing activities for the six months ended June 30, 2019 primarily relates to net contributions of $77.0 million to TP Fund from cash flows from operations, partially offset by $350.0 million that was redeemed from TP Fund to purchase $330.5 million of fixed income investments.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2020 consisted of $5.2 million from payments on deposit liability contracts. Cash flows used in financing activities for the six months ended June 30, 2019 consisted of $5.0 million from payments on deposit liability contracts.
For the period from inception until June 30, 2020, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.

Restricted cash and cash equivalents and restricted investments decreased by $117.5 million, or 10.2%, to $1,039.7 million as of June 30, 2020 from $1,157.2 million as of December 31, 2019. The decrease was primarily due to an decrease in the number of reinsurance contracts that required collateral.
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
As of June 30, 2020, $262.2 million (December 31, 2019 - $251.8 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of June 30, 2020.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of June 30, 2020, total cash and cash equivalents with a fair value of $262.2 million (December 31, 2019 - $254.2 million) was pledged as collateral against the letters of credit issued.
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
Shareholders’ equity
As of June 30, 2020, total shareholders’ equity was $1,357.3 million, compared to $1,414.1 million as of December 31, 2019. The decrease was primarily due to net loss attributable to Third Point Re common shareholders of $59.6 million.
Investments
As of June 30, 2020, total cash and net investments managed by Third Point LLC was $2,536.4 million, compared to $2,590.1 million as of December 31, 2019. The decrease was due to a net investment loss on investments managed by Third Point LLC of $48.2 million and net redemptions of $5.5 million.
Contractual Obligations
Other than described herein, there have been no material changes to our contractual obligations from our most recent Annual Report on Form 10-K, as filed with the SEC.

Definitive Agreement with Sirius
On August 6, 2020, Third Point Re, entered into a Merger Agreement, by and among the Company, Sirius and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Sirius, with Sirius continuing as the surviving company in the Merger, as a wholly owned subsidiary of the Company. Refer to “Overview - Sirius Merger” for further discussion on the Merger. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close during the first quarter of 2021.
Debt Commitment Letter
In connection with entering into the Merger Agreement, the Company has entered into a commitment letter (the “Debt Commitment Letter”), dated as of August 6, 2020, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan has committed to provide a bridge facility up to $125.0 million to finance the Merger.
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
Fair value measurements

During the six months ended June 30, 2020, the Company began investing in structured credit and corporate credit securities such as corporate bonds, asset-backed securities and bank debt.
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
There have been no other material changes in our critical accounting estimates for the six months ended June 30, 2020. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Form 10-K.

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
We believe we are principally exposed to the following types of market risk:
▪equity price risk;
▪foreign currency risk;
▪interest rate risk;
▪commodity price risk;
▪credit risk;
▪liquidity risk; and
▪political risk.
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
As of June 30, 2020, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of June 30, 2020, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $69.0 million, or 2.7% (December 31, 2019 - $49.7 million, or 2.0%) of total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $616.4 million, or 13.1%, were written in currencies other than the U.S. dollar. As of June 30, 2020, loss and loss adjustment expense reserves included $162.7 million (December 31, 2019 - $171.5 million) and net reinsurance balances receivable included $22.4 million (December 31, 2019 - $10.9 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $161.1 million as of June 30, 2020 (December 31, 2019 - $170.2 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.

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
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2020, through our investment in TP Fund, the Company had total net long exposure to foreign denominated securities representing 2.4% (December 31, 2019 - 3.2%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $59.4 million (December 31, 2019 - $87.1 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of June 30, 2020:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Hong Kong Dollar	$(4,669)	(0.2)%	$4,669	0.2%
Japanese Yen	(783)	—%	783	—%
British Pounds	(868)	—%	868	—%
Other	380	—%	(380)	—%
Total	$(5,940)	(0.2)%	$5,940	0.2%
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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other fixed income investments, as of June 30, 2020:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments (1)	$(9,194)	(0.4)%	$11,573	0.5%
Asset-backed securities (2)	(5,671)	(0.2)%	5,874	0.2%
Net exposure to interest rate risk	$(14,865)	(0.6)%	$17,447	0.7%
(1)Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts and other instruments underlying the TP Fund.
(2)Includes instruments for which durations are available on June 30, 2020. Includes a convexity adjustment if convexity is available.
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
As of June 30, 2020, the TP Fund had de minimis (December 31, 2019 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor the TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $457.6 million, or 9.7%, of credit and financial lines premium since inception, of which $47.7 million was written in the six months ended June 30, 2020. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
As of June 30, 2020 and December 31, 2019, through our investment in TP Fund and other fixed income investments, the Company was exposed to non-investment grade securities. Non-investment grade securities consist of securities having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, and were as follows:

	June 30, 2020	December 31, 2019
	($ in thousands)
Assets:
Asset-backed securities	$261,145	$133,326
Bank debt	2,443	11,786
Corporate bonds	164,042	79,178
Sovereign debt	463	1,250
Trade claims	51	102
	$428,144	$225,642
Liabilities:
Corporate bonds	$(2,341)	$2,849
	$(2,341)	$2,849

As of June 30, 2020 and December 31, 2019, through our investment in TP Fund and other fixed income investments, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of June 30, 2020 and December 31, 2019, the largest concentration of our ABS holdings were as follows:

	June 30, 2020		December 31, 2019
	($ in thousands)
Reperforming loans	$141,687	58.8%	$101,587	75.9%
Consumer	41,195	17.1%	—	—%
Subprime and non-qualified residential mortgage-backed securities	34,253	14.2%	—	—%
Market place loans	17,896	7.4%	22,979	17.2%
Other (1)	6,062	2.5%	9,241	6.9%
	$241,093	100.0%	$133,807	100.0%
(1)  Other includes: collateralized loan obligations, commercial mortgage-backed securities and aircraft ABS.
The TP Fund may also be exposed to non-investment grade securities held within certain investments in limited partnerships and derivatives. As a result of its investment in this type of ABS and certain other non-investment grade securities, our investment portfolio is exposed to credit risk of underlying borrowers, which may not be able to make timely payments on loans or which may default on their loans.  All of these classes of ABS and certain other non-investment grade securities are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties (in the case of mortgage-backed securities), refinance or otherwise pre-pay loans.  As an investor in these classes of ABS and certain other non-investment grade securities, the TP Fund may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans.  In addition, the TP Fund may be exposed to significant market and liquidity risks.
Liquidity Risk
Certain of the investments underlying the TP Fund and the Company’s fixed income investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 17.2% (December 31, 2019 - 12.0%) of total net investments managed by Third Point LLC as of June 30, 2020. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of June 30, 2020, through our investment in the TP Fund and fixed income investments, we had $756.4 million (December 31, 2019 - $1,022.9 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the six months ended June 30, 2020 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
The proposed Merger with Sirius may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the Merger.
As previously described, on August 6, 2020, we entered into the Merger Agreement with Sirius and Merger Sub, pursuant to which the Company agreed to merge with Sirius. Our obligation to consummate the Merger is subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions including regulatory approval and the accuracy of the representations and warranties of Sirius under the Merger Agreement.
Satisfying the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance that we will obtain regulatory approval or that the other conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
Even if the Merger were completed, the successful integration of Sirius’s business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, among other things:
•Our ability to complete the timely integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel;
•Our ability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the two companies;
•Our inability to establish and maintain integrated risk management systems, underwriting methodologies and controls, which could give rise to excess accumulation or aggregation of risks, underreporting or underrepresentation of exposures or other adverse consequences;
•Our inability to create and enforce uniform financial, compliance and operating controls, procedures, policies and information systems; and
•Our ability to preserve customer and other important relationships of both Third Point Re and Sirius and resolve potential conflicts that may arise;
•Our exposure to underwriting risk on Sirius’s business written during the period prior to closing;
•Potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger; and
•The need for additional capital prior to or following consummation of the Merger.
In addition, the Merger may not be accretive to earnings and could cause dilution to our earnings per share, which may negatively affect the price of our common stock following consummation of the Merger.
If we are unable to complete the proposed Merger, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business. Even if we consummate the proposed Merger, we will still have incurred substantial expenses but may not realize the anticipated cost synergies and other benefits of the Merger. Given the size and significance of the Merger, we could encounter difficulties in the integration of the operations of the business, which could adversely affect our combined business and financial performance. Any failure to realize the full benefits and synergies of the Merger could adversely impact our business, results of operation and financial condition.
We currently expect to incur debt or equity financing to finance the Merger, which could adversely affect our business, cash flows and results of operations.
We expect to incur debt or equity financing in connection with our Merger with Sirius. If we were to incur additional indebtedness or preferred equity, our interest or dividend payment obligations would increase. The degree to which we are leveraged could have adverse effects on our business, including the following:
•Making it difficult for us to satisfy our contractual and commercial commitments;
•Requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness or preferred equity, thereby reducing the availability of our cash flows to fund capital requirements and other general corporate purposes;
•Limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•Restricting us from making additional strategic acquisitions or exploiting business opportunities;

•Placing us at a competitive disadvantage compared to our competitors that have less debt;
•Limiting our ability to refinance indebtedness, or increasing the associated costs;
•Limiting our ability to borrow additional funds; and
•Decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.
If we incur additional indebtedness or preferred equity in the future, these risks will intensify. Our ability to meet our debt service or dividend obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control. If we were to issue additional common equity, existing shareholders would be diluted to the extent of any such offering.
A pandemic or other catastrophic event, such as the ongoing COVID-19 outbreak, may adversely impact our financial condition and results of operations and other aspects of our business.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended June 30, 2020:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2020 - April 30, 2020	—	$—	—	$61,295,462
May 1, 2020 - May 31, 2020	—	—	—	61,295,462
June 1, 2020 - June 30, 2020	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
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
Date: August 10, 2020
/s/ Daniel V. Malloy
Daniel V. Malloy
Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)