Form 10-Q
period 2020-09-30
Third Point Reinsurance Ltd.
filed 2020-11-05
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐    No    ☒
As of November 2, 2020, there were 95,529,485 common shares of the registrant’s common shares issued and outstanding, including 2,883,259 restricted shares.

Third Point Reinsurance Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2020 and December 31, 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	(Unaudited)	(Audited)
	September 30, 2020	December 31, 2019
Assets
Investment in related party investment fund, at fair value (cost - $891,850; 2019 - $891,850)	$868,971	$860,630
Debt securities, trading, at fair value (cost - $176,521; 2019 - $129,330)	186,260	125,071
Other investments, at fair value	4,000	4,000
Total investments	1,059,231	989,701
Cash and cash equivalents	513,783	639,415
Restricted cash and cash equivalents	1,101,693	1,014,543
Due from brokers	81,142	—
Interest and dividends receivable	1,835	2,178
Reinsurance balances receivable, net	572,672	596,120
Deferred acquisition costs, net	142,846	154,717
Unearned premiums ceded	27,463	16,945
Loss and loss adjustment expenses recoverable, net	13,626	5,520
Other assets	20,171	20,555
Total assets	$3,534,462	$3,439,694
Liabilities
Accounts payable and accrued expenses	$13,963	$17,816
Reinsurance balances payable	120,469	81,941
Deposit liabilities	155,697	172,259
Unearned premium reserves	498,893	524,768
Loss and loss adjustment expense reserves	1,186,149	1,111,692
Securities sold, not yet purchased, at fair value	15,389	—
Interest and dividends payable	1,110	3,055
Senior notes payable, net of deferred costs	114,222	114,089
Total liabilities	2,105,892	2,025,620
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 95,314,893; 2019 - 94,225,498)	9,531	9,423
Additional paid-in capital	931,972	927,704
Retained earnings	486,068	476,947
Shareholders’ equity attributable to Third Point Re common shareholders	1,427,571	1,414,074
Noncontrolling interests	999	—
Total shareholders' equity	1,428,570	1,414,074
Total liabilities, noncontrolling interests and shareholders’ equity	$3,534,462	$3,439,694

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Gross premiums written	$60,779	$95,388	$422,481	$497,616
Gross premiums ceded	185	(1,116)	(30,037)	(3,301)
Net premiums written	60,964	94,272	392,444	494,315
Change in net unearned premium reserves	80,748	108,976	36,393	7,435
Net premiums earned	141,712	203,248	428,837	501,750
Net investment income (loss) from investment in related party investment fund	110,552	(5,751)	8,341	207,597
Net realized and unrealized investment gains (losses)	6,965	(2,646)	54,554	2,700
Other net investment income	4,439	5,259	11,245	10,649
Net investment income (loss)	121,956	(3,138)	74,140	220,946
Total revenues	263,668	200,110	502,977	722,696
Expenses
Loss and loss adjustment expenses incurred, net	110,487	85,703	287,379	263,105
Acquisition costs, net	54,817	118,271	147,741	233,775
General and administrative expenses	21,320	9,237	44,934	41,019
Other (income) expense	(283)	5,058	6,410	12,994
Interest expense	2,068	2,074	6,162	6,154
Foreign exchange (gains) losses	5,885	(4,921)	(3,129)	(6,663)
Total expenses	194,294	215,422	489,497	550,384
Income (loss) before income tax (expense) benefit	69,374	(15,312)	13,480	172,312
Income tax (expense) benefit	(652)	213	(4,380)	(1,431)
Net income (loss)	68,722	(15,099)	9,100	170,881
Net loss attributable to noncontrolling interests	21	—	21	—
Net income (loss) available to Third Point Re common shareholders	$68,743	$(15,099)	$9,121	$170,881
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$0.74	$(0.16)	$0.10	$1.86
Diluted earnings (loss) per share available to Third Point Re common shareholders	$0.73	$(0.16)	$0.10	$1.84
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	92,613,393	91,903,556	92,466,813	91,784,268
Diluted	92,969,646	91,903,556	92,877,674	92,709,421
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Common shares
Balance, beginning of period	$9,492	$9,399	$9,423	$9,364
Issuance of common shares, net	39	23	108	58
Balance, end of period	9,531	9,422	9,531	9,422
Additional paid-in capital
Balance, beginning of period	930,487	924,191	927,704	918,882
Issuance of common shares, net	(40)	1,864	(410)	1,761
Share compensation expense	1,525	894	4,678	6,306
Balance, end of period	931,972	926,949	931,972	926,949
Retained earnings
Balance, beginning of period	417,325	462,308	476,947	276,328
Net income (loss)	68,722	(15,099)	9,100	170,881
Net loss attributable to noncontrolling interests	21	—	21	—
Balance, end of period	486,068	447,209	486,068	447,209
Shareholders’ equity attributable to Third Point Re common shareholders	1,427,571	1,383,580	1,427,571	1,383,580
Noncontrolling interests	999	—	999	—
Total shareholders' equity	$1,428,570	$1,383,580	$1,428,570	$1,383,580

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2020 and 2019
(expressed in thousands of U.S. dollars)

	2020	2019
Operating activities
Net income	$9,100	$170,881
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation expense	4,678	6,306
Net interest (income) expense on deposit liabilities	(95)	4,980
Net realized and unrealized gain on investments and derivatives	(56,799)	(2,177)
Net realized and unrealized gain on investment in related party investment fund	(8,341)	(207,597)
Net foreign exchange gains	(3,129)	(6,663)
Amortization of premium and accretion of discount, net	(1,986)	(231)
Changes in assets and liabilities:
Reinsurance balances receivable	22,930	(50,711)
Deferred acquisition costs, net	11,871	36,874
Unearned premiums ceded	(10,518)	3,182
Loss and loss adjustment expenses recoverable	(8,106)	(2,239)
Other assets	660	2,827
Interest and dividends receivable, net	(1,602)	(3,645)
Unearned premium reserves	(25,875)	(10,617)
Loss and loss adjustment expense reserves	77,823	119,129
Accounts payable and accrued expenses	(3,853)	7,346
Reinsurance balances payable	38,523	29,052
Net cash provided by operating activities	45,281	96,697
Investing activities
Proceeds from redemptions from related party investment fund	—	760,000
Contributions to related party investment fund	—	(87,000)
Change in participation agreement with related party investment fund	—	(2,297)
Purchases of investments	(444,111)	(330,963)
Proceeds from sales and maturities of investments	441,611	349,696
Purchases of investments to cover short sales	(129)	—
Proceeds from short sales of investments	15,721	—
Change in due to/from brokers, net	(81,142)	1,411
Net cash provided by (used in) investing activities	(68,050)	690,847
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	—	1,887
Taxes paid on withholding shares	(302)	(68)
Net proceeds (payments) on deposit liability contracts	(16,431)	6,924
Change in total noncontrolling interests, net	1,020	—
Net cash provided by (used in) financing activities	(15,713)	8,743
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,482)	796,287
Cash, cash equivalents and restricted cash at beginning of period	1,653,958	713,337
Cash, cash equivalents and restricted cash at end of period	$1,615,476	$1,509,624
Supplementary information
Interest paid in cash	$8,235	$8,050
Income taxes paid in cash	$53	$10

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
In September 2020, the Company co-founded Arcadian Risk Capital Ltd (“Arcadian”), a managing general agent incorporated in Bermuda writing business on behalf of the Company. Arcadian commenced operations on October 1, 2020. Arcadian is considered a variable interest entity and the Company is the primary beneficiary. As a result, Arcadian is consolidated by the Company and all significant intercompany accounts and transactions have been eliminated.
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
The results for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in thousands, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2019 Form 10-K.

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on the previously reported total net investment income (loss), total revenues or net income (loss).
Recently issued accounting standards
Issued and effective as of September 30, 2020
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.
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
Issued but not yet effective as of September 30, 2020
Other accounting pronouncements issued during the nine months ended September 30, 2020 were either not relevant to the Company or did not impact the Company’s condensed consolidated financial statements.
3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$513,783	$639,415
Restricted cash securing letter of credit facilities (1)	275,189	254,176
Restricted cash securing reinsurance contracts (2)	826,504	760,367
Total cash, cash equivalents and restricted cash (3)	1,615,476	1,653,958
Restricted investments securing reinsurance contracts (2)	126,851	142,617
Total cash, cash equivalents, restricted cash and restricted investments	$1,742,327	$1,796,575
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
(3)Cash, cash equivalents and restricted cash as reported in the Company’s consolidated statements of cash flows.
4. Investments
The following is a summary of the net investments managed by Third Point LLC as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets
TP Fund	$868,971	$860,630
Debt securities	186,260	125,071
Total investments	1,055,231	985,701
Cash and cash equivalents	450,018	588,196
Restricted cash and cash equivalents	1,101,693	1,014,543
Due from brokers	81,142	—
Interest and dividends receivable	1,650	2,178
Other assets	—	18
Total assets	2,689,734	2,590,636
Liabilities
Accounts payable and accrued expenses	1,245	509
Securities sold, not yet purchased	15,389	—
Interest and dividends payable	76	—
Total liabilities	16,710	509
Total net investments managed by Third Point LLC	$2,673,024	$2,590,127
Third Point Enhanced LP
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund with Third Point Advisors (“TP GP”) and others, effective August 31, 2018.
On February 28, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “2019 LPA”) of TP Fund which amended and restated the 2018 LPA, effective January 1, 2019.
On August 6, 2020, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“2020 LPA”) of TP Fund, which amended and restated the 2019 LPA, which will become effective at the closing of the merger with Sirius International Insurance Group, Ltd. (“Sirius”), except for the amendment to the calculation of the loss recovery account which becomes effective on December 31, 2020. The 2020 LPA updated the terms of the 2019 LPA to reflect adjustments to the loss carryforward terms for the year ended December 31, 2020. The performance of certain fixed income and other investments managed by Third Point LLC will now be considered when calculating the performance fee allocation and loss recovery account amounts under the terms of the 2019 LPA. Other material terms of the 2020 LPA will become effective upon closing of the merger.
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
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of September 30, 2020, the Company and TP GP hold interests of approximately 85.9% and 14.1%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund. As of September 30, 2020, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
Under the 2019 LPA, the TPRE Limited Partners have the right to withdraw funds weekly from TP Fund to pay claims and expenses as needed, to meet capital adequacy requirements and to satisfy financing obligations. The TPRE Limited Partners may also withdraw their investment upon the occurrence of certain events specified in the 2019 LPA and may withdraw their investment in full on December 31, 2021 and each successive three-year anniversary of such date.
Other investments
In addition to serving as the investment manager for TP Fund, Third Point LLC also serves as investment manager for the Company’s collateral and other investment assets, which consist of cash, U.S. Treasuries, sovereign debt, structured and corporate credit fixed income securities.

In the nine months ended September 30, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries which are included in securities sold, not yet purchased in the condensed consolidated balance sheets as of September 30, 2020.
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
The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
Asset-backed securities	—	29,245	—	29,245
Bank debt	—	718	—	718
Corporate bonds	—	56,798	—	56,798
U.S. Treasury securities	—	99,499	—	99,499
Total debt securities	—	186,260	—	186,260
	$—	$186,260	$4,000	190,260
Investments in funds valued at NAV				868,971
Total assets				$1,059,231
Liabilities
U.S. Treasury securities	$—	$15,389	$—	$15,389
Total securities sold, not yet purchased	—	15,389	—	15,389
Derivative liabilities (embedded)	—	—	4	4
Total liabilities	$—	$15,389	$4	$15,393

	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
U.S. Treasury securities	—	101,186	—	101,186
Sovereign debt	—	23,885	—	23,885
Total debt securities	—	125,071	—	125,071
	$—	$125,071	$4,000	129,071
Investments in funds valued at NAV				860,630
Total assets				$989,701
Liabilities
Derivative liabilities (embedded)	$—	$—	$31	$31
Total liabilities	$—	$—	$31	$31
The total change in unrealized gains (losses) on equity and debt securities held at the three months ended September 30, 2020 were $nil and $0.7 million, respectively (2019 - $nil and $4.4 million, respectively). The total change in unrealized gains (losses) on equity and debt securities held at the nine months ended September 30, 2020 were $nil and $16.3 million, respectively (2019 - $nil and $6.8 million, respectively).
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
As of September 30, 2020, the Company’s ABS holdings primarily consisted of private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
As of September 30, 2020, $nil of securities and $nil of securities sold, not yet purchased, are valued based on broker quotes.

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
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2020 and 2019:

	July 1, 2020	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2020
Assets
Private common equity securities	$1,000	$—	$—	$—	$—	$1,000
Private preferred equity securities	3,000	—	—	—	—	3,000
Asset-backed securities	1,153	(1,153)	—	—	—	—
Total assets	$5,153	$(1,153)	$—	$—	$—	$4,000
Liabilities
Derivative liabilities (embedded)	$(4)	$—	$—	$—	$—	$(4)
Total liabilities	$(4)	$—	$—	$—	$—	$(4)

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2020
Assets
Private common equity securities	$1,000	$—	$—	$—	$—	$1,000
Private preferred equity securities	3,000	—	—	—	—	3,000
Asset-backed securities	—	(5,577)	5,458	—	119	—
Total assets	$4,000	$(5,577)	$5,458	$—	$119	$4,000
Liabilities
Derivative liabilities (embedded)	$(31)	$—	$—	$—	$27	$(4)
Total liabilities	$(31)	$—	$—	$—	$27	$(4)

	July 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2019
Assets
Private common equity securities	$—	$—	$500	$—	$—	$500
Private preferred equity securities	3,000	—	—	—	—	3,000
Total assets	$3,000	$—	$500	$—	$—	$3,500
Liabilities
Derivative liabilities (embedded)	$(54)	$—	$—	$—	$17	$(37)
Total liabilities	$(54)	$—	$—	$—	$17	$(37)

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2019
Assets
Private common equity securities	$—	$—	$500	$—	$—	$500
Private preferred equity securities	—	—	3,000	—	—	3,000
Total assets	$—	$—	$3,500	$—	$—	$3,500
Liabilities
Derivative liabilities (embedded)	$(22)	$—	$—	$—	$(15)	$(37)
Total liabilities	$(22)	$—	$—	$—	$(15)	$(37)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to embedded derivatives are included in other expenses in the condensed consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the three and nine months ended September 30, 2020 were $nil and $nil, respectively (2019 - $nil and $nil, respectively).
For the nine months ended September 30, 2020 and 2019, there were no changes in the valuation techniques as they relate to the above.
6. Due from brokers
In the nine months ended September 30, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries.
The Company holds substantially all of its fixed income investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased, if required.

As of September 30, 2020, the Company’s due from/to brokers were comprised of the following:

September 30, 2020
Due from brokers
Cash held at brokers	$69,824
Receivable from unsettled trades (1)	11,318
$81,142
(1) Receivables relating to securities sold by the Company were recorded as receivable from unsettled trades in due from brokers in the Company’s condensed consolidated balance sheets.
Due from brokers include cash balances maintained with the Company’s prime brokers, receivables from unsettled trades and proceeds from securities sold, not yet purchased.
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
7. Loss and loss adjustment expense reserves
As of September 30, 2020 and December 31, 2019, loss and loss adjustment expense reserves in the condensed consolidated balance sheets was comprised of the following:

	September 30, 2020	December 31, 2019
Case loss and loss adjustment expense reserves	$232,697	$148,166
Incurred but not reported loss and loss adjustment expense reserves	952,319	963,359
Deferred gains on retroactive reinsurance contracts	1,133	167
	$1,186,149	$1,111,692

The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Gross reserves for loss and loss adjustment expenses, beginning of period	$1,111,692	$937,157
Less: loss and loss adjustment expenses recoverable, beginning of period	(5,520)	(2,031)
Less: deferred charges on retroactive reinsurance contracts	(6,738)	(3,847)
Net reserves for loss and loss adjustment expenses, beginning of period	1,099,434	931,279
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	302,264	345,479
Prior years	(14,885)	(82,374)
Total incurred loss and loss adjustment expenses	287,379	263,105
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(43,545)	(45,380)
Prior years	(173,433)	(101,594)
Total net paid losses	(216,978)	(146,974)
Foreign currency translation	(3,366)	3,714
Net reserves for loss and loss adjustment expenses, end of period	1,166,469	1,051,124
Plus: loss and loss adjustment expenses recoverable, end of period	13,626	4,270
Plus: deferred charges on retroactive reinsurance contracts	6,054	4,606
Gross reserves for loss and loss adjustment expenses, end of period	$1,186,149	$1,060,000
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
The $14.9 million net decrease in prior years’ reserves for the nine months ended September 30, 2020 includes $30.4 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $15.5 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:
•The $30.4 million of net favorable prior years’ reserve development related to decreases in loss reserve estimates for the nine months ended September 30, 2020 was accompanied by net increases of $20.0 million in acquisition costs and net decreases of $7.8 million in earned premium, resulting in a $2.6 million improvement in the net underwriting results, primarily due to:
•$6.5 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$2.9 million of improvement in net underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by
•$6.7 million of net adverse underwriting loss development relating to our general liability contracts as a result of worse than expected loss experience; and
•$0.1 million of net adverse underwriting loss development relating to one retroactive reinsurance contract as a result of worse than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of

$23.2 million associated with this contract was offset by an increase in acquisition costs of $23.3 million.
•The $15.5 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $2.9 million increase in acquisition costs, for a total of $18.4 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $19.2 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.8 million improvement in the net underwriting results for the nine months ended September 30, 2020.
•In total, the change in net underwriting results for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $3.4 million improvement in the net underwriting results for the nine months ended September 30, 2020.
As of September 30, 2020, the Company had unamortized deferred charges of $6.1 million (December 31, 2019 - $6.7 million) relating to retroactive reinsurance contracts. Deferred charges on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheets.
The $82.4 million net decrease in prior years’ reserves for the nine months ended September 30, 2019 includes $88.8 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $6.4 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:
•The $88.8 million of net favorable prior years’ reserve development related to decreases in loss reserve estimates for the nine months ended September 30, 2019 was accompanied by net increases of $84.5 million in acquisition costs, resulting in a $4.3 million improvement in the net underwriting results, primarily due to:
•$8.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$3.2 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience;
•$0.9 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of $69.5 million associated with this contract was offset by an increase in acquisition costs of $68.6 million; partially offset by
•$6.4 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience; and
•$2.2 million of net adverse underwriting loss development relating to our general liability contracts, as a result of worse than expected loss experience.
•The $6.4 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $2.1 million increase in acquisition costs, for a total of $8.5 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $8.0 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $0.5 million increase in net underwriting loss for the nine months ended September 30, 2019.
•In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $3.8 million improvement in the net underwriting results for the nine months ended September 30, 2019.

8. Management and performance fees
Management fees
Pursuant to the 2019 LPA, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Fund level and are calculated based on 1.25% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
There are no management fees associated with the management of the other investment assets managed by Third Point LLC.
Performance fees
Pursuant to the 2019 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investment in related party investment fund” on the Company’s condensed consolidated balance sheet since the fees are charged at the TP Fund level.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts and not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Fund. The 2019 LPA preserves the loss carryforward attributable to our investment in TP Fund when contributions to TP Fund are made within nine months of certain types of withdrawals from TP Fund.
Pursuant to the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC are now included when calculating the performance fee allocation and loss recovery account amounts under the terms of the 2019 LPA for the year ended December 31, 2020.
As of September 30, 2020, the loss recovery account for Third Point Re BDA’s investment in TP Fund was $nil (December 31, 2019 - $nil) and for Third Point Re USA’s investment in TP Fund was $nil (December 31, 2019 - $0.5 million). These amounts have not been recorded in the Company’s condensed consolidated balance sheets.
The total management and performance fees to related parties for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Management fees - TP Fund	$3,534	$3,617	$10,568	$13,603
Performance fees - fixed income and other investments (1)	12,511	—	12,511	—
Performance fees - TP Fund (before loss carryforward)	25,320	—	4,878	40,969
Performance fees - loss carryforward utilized	(20,949)	—	(506)	(40,969)
Total management and performance fees to related parties	$20,416	$3,617	$27,451	$13,603
(1)Pursuant to the terms of the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC are now also subject to 20% performance fees for the year ended December 31, 2020.

9. Deposit accounted contracts
The following table represents activity for the deposit contracts for the nine months ended September 30, 2020 and year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Balance, beginning of period	$172,259	$145,342
Consideration received	550	23,884
Consideration receivable	—	10,164
Net investment expense (income) allocation	(95)	5,879
Payments	(16,981)	(13,052)
Foreign currency translation	(36)	42
Balance, end of period	$155,697	$172,259
10. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of September 30, 2020, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of September 30, 2020, the Company had capitalized $0.8 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the condensed consolidated balance sheets. As of September 30, 2020, the Notes had an estimated fair value of $116.7 million (December 31, 2019 - $121.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2020 and December 31, 2019.
Letters of credit
As of September 30, 2020, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Committed - Secured letters of credit facilities	$225,000	$72,910	$72,910
Uncommitted - Secured letters of credit facilities	n/a	202,279	202,279
		$275,189	$275,189
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. See Note 3 for additional information.

11. Net investment income (loss)
Net investment income (loss) for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net investment income (loss) by type
Net realized gains (losses) on investments and investment derivatives	$3,446	$(4,242)	$42,572	$(4,198)
Net change in unrealized gains (losses) on investments and investment derivatives	(1,830)	3,661	14,200	6,390
Net gains (losses) on foreign currencies	5,349	(2,065)	(2,218)	508
Dividend and interest income	4,846	5,595	12,593	11,428
Other expenses	(407)	(336)	(1,348)	(779)
Net investment income (loss) from investment in related party investment fund	110,552	(5,751)	8,341	207,597
Net investment income (loss)	$121,956	$(3,138)	$74,140	$220,946
The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net investment income (loss) by asset type
Asset-backed securities	$2,566	$—	$33,733	$—
Bank debt	183	—	336	—
Corporate bonds	1,596	—	28,416	—
U.S. Treasury securities	90	2,696	2,403	7,718
Sovereign debt	1,595	(1,247)	162	(1,215)
Total debt securities	6,030	1,449	65,050	6,503
Net investment loss in funds valued at NAV, excluding TP Fund	—	(10)	—	(6)
Total net investment income from invested assets	6,030	1,439	65,050	6,497
Net investment income (loss) by liability type
U.S. Treasury securities	97	—	(57)	—
Total net investment income (loss) from securities sold, not yet purchased	97	—	(57)	—
Other investment income (losses) and other expenses not presented above
Other investment expenses	(325)	(335)	(1,087)	(779)
Net investment income on cash, including foreign exchange gain	5,602	1,509	1,893	7,631
Total other investment income and other expenses	5,277	1,174	806	6,852
Net investment income (loss) from investment in related party investment fund	110,552	(5,751)	8,341	207,597
Net investment income (loss)	$121,956	$(3,138)	$74,140	$220,946

As a result of the Company’s holding in TP Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Fund for the three and nine months ended September 30, 2020 and 2019, and summarized balance sheet as of September 30, 2020 and December 31, 2019.
This summarized income (loss) statement of TP Fund reflects the main components of total investment income (loss) and expenses of TP Fund. This summarized income (loss) statement is not a breakdown of the Company’s proportional investment income (loss) in TP Fund as presented in the Company’s condensed consolidated statement of income.

	Three months ended		Nine months ended
TP Fund summarized income (loss) statement	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment income (loss)
Net realized gain (loss) from securities, derivative contracts and foreign currency translations	$(7,017)	$(402)	$11,115	$(3,840)
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	151,487	(3,685)	13,352	246,081
Net income (loss) from currencies	1,476	217	1,286	(2,375)
Dividend and interest income	10,045	8,246	23,491	38,326
Other income	11	1,803	695	6,217
Total investment income	156,002	6,179	49,939	284,409
Expenses
Management fees	3,534	3,617	10,568	13,603
Interest	1,325	4,270	5,814	13,094
Dividends on securities sold, not yet purchased	952	2,077	3,295	6,821
Administrative and professional fees	1,330	490	2,154	1,505
Other expenses	727	1,411	1,732	4,615
Total expenses	7,868	11,865	23,563	39,638
Net income (loss)	$148,134	$(5,686)	$26,376	$244,771

The following table is a summarized balance sheet of TP Fund as of September 30, 2020 and December 31, 2019 and reflects the underlying assets and liabilities of TP Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Fund.

TP Fund summarized balance sheet	September 30, 2020	December 31, 2019
Assets
Total investments in securities and affiliated funds	$1,865,701	$1,620,531
Cash and cash equivalents	40,069	52
Due from brokers	175,067	162,682
Derivative assets, at fair value	13,316	21,861
Interest and dividends receivable	4,398	1,210
Other assets	186	212
Total assets	$2,098,737	$1,806,548
Liabilities
Accounts payable and accrued expenses	$1,731	$2,417
Securities sold, not yet purchased, at fair value	250,537	283,711
Securities sold under agreement to repurchase	15,173	—
Due to brokers	770,225	426,612
Derivative liabilities, at fair value	31,260	19,282
Withdrawals payable to General Partner	—	42,381
Interest and dividends payable	913	972
Management fee payable	224	256
Total liabilities	1,070,063	775,631
Total partners' capital	$1,028,674	$1,030,917
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
The Company also has subsidiaries in the United Kingdom, TPRUK and Third Point Re UK, which are subject to applicable taxes in that jurisdiction.

For the three and nine months ended September 30, 2020 and 2019, the Company recorded income tax (expense) benefit, as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
Income tax expense (benefit) related to U.S. and U.K. subsidiaries (1)	$652	$(213)	$4,380	$1,431
(1) As of September 30, 2020, the Company has recorded $4.0 million (December 31, 2019 - $8.3 million) of net deferred tax assets, which are included in other assets in the condensed consolidated balance sheets. As of September 30, 2020 the net deferred tax asset was primarily the result of operating losses in the Company’s U.S. subsidiaries. The Company believes that it is more likely than not that the tax benefit will be realized.
13. Share capital
The following table presents a summary of the common shares issued and outstanding as of and for the nine months ended September 30, 2020 and 2019:

Common shares	2020	2019
Common shares issued, beginning of period	94,225,498	93,639,610
Options exercised	—	187,678
Restricted shares granted, net of forfeitures	745,099	361,522
Performance restricted shares granted, net of forfeitures and shares withheld	344,296	31,757
Common shares issued, end of period	95,314,893	94,220,567
Authorized and issued
The Company’s authorized share capital of $33.0 million is comprised of 300,000,000 common shares with a par value of $0.10 each and 30,000,000 preference shares with a par value of $0.10 each. No preference shares have been issued to date.
Share repurchases
As of September 30, 2020, the Company is authorized to repurchase up to an aggregate of $61.3 million of common shares under its share repurchase program. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the nine months ended September 30, 2020, the Company did not repurchase any of its common shares.
14. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
Restricted shares with service condition	$729	$379	$1,903	$1,513
Restricted shares with service and performance condition	796	515	2,775	4,793
	$1,525	$894	$4,678	$6,306

As of September 30, 2020, the Company had $12.9 million (December 31, 2019 - $7.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.9 years (December 31, 2019 - 1.5 years).
Management and director options
The Company has not granted any stock option awards since April 2013. These stock option awards were fully amortized as of December 31, 2018.
The following table summarizes information about the Company’s management and director share options outstanding and exercisable as of September 30, 2020:

Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life
$10.00 - $10.89	4,774,694	$10.04	1.3 years
$15.05 - $16.89	1,800,866	15.92	1.5 years
$20.00 - $25.05	1,731,098	20.28	1.5 years
	8,306,658	$13.45	1.4 years
Restricted shares with service condition
Restricted share award activity for the nine months ended September 30, 2020 and year ended December 31, 2019 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2019	24,065	$13.35
Granted	403,360	11.10
Forfeited	(36,907)	11.31
Vested	(49,751)	12.40
Balance as of January 1, 2020	340,767	11.83
Granted	761,533	8.59
Forfeited	(16,434)	9.77
Vested	(153,674)	10.58
Balance as of September 30, 2020	932,192	$9.14
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted shares with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the nine months ended September 30, 2020 and year ended December 31, 2019 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2019	2,001,048	1,185,220	$12.80
Granted	862,176	574,784	10.95
Forfeited	(823,977)	(290,552)	11.70
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	(6,698)	12.92
Balance as of January 1, 2020	1,890,529	1,314,036	12.43
Granted	749,322	499,542	9.46
Forfeited	(372,476)	(39,214)	12.12
Vested	(504,440)	(504,440)	12.16
Change in estimated restricted shares considered probable of vesting	n/a	(19,902)	13.86
Balance as of September 30, 2020	1,762,935	1,250,022	$11.32
15. Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company.
Arcadian
In September 2020, the Company co-founded Arcadian, a managing general agent incorporated in Bermuda writing business on behalf of the Company. The Company’s ownership in Arcadian as of September 30, 2020 was 49%, representing 980,000 common shares at $1.00 par value. The Company has determined that Arcadian has the characteristics of a variable interest entity (“VIE”) that are addressed by the guidance in ASC 810, Consolidation (ASC 810). Arcadian is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its condensed consolidated financial statements.
The Company’s financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As Arcadian had not commenced operations as of September 30, 2020, there is no counterparty credit risk arising from any insurance or reinsurance transactions as of such date.
The following table is a reconciliation of the beginning and ending carrying amount of total noncontrolling interests for the three and nine months ended September 30, 2020:

September 30, 2020
Balance, beginning of period	$—
Net loss attributable to noncontrolling interests	(21)
Contributions	1,020
Balance, end of period	$999

16. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	92,613,393	91,903,556	92,466,813	91,784,268
Dilutive effect of options	—	—	—	208,652
Dilutive effect of warrants	—	—	—	150,501
Dilutive effect of restricted shares with service and performance condition	356,253	—	410,861	566,000
Diluted number of common shares outstanding	92,969,646	91,903,556	92,877,674	92,709,421
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$68,743	$(15,099)	$9,121	$170,881
Net income allocated to Third Point Re participating common shareholders	(574)	—	(56)	(515)
Net income (loss) allocated to Third Point Re common shareholders	$68,169	$(15,099)	$9,065	$170,366
Basic earnings (loss) per share available to Third Point Re common shareholders	$0.74	$(0.16)	$0.10	$1.86
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$68,743	$(15,099)	$9,121	$170,881
Net income allocated to Third Point Re participating common shareholders	(572)	—	(56)	(510)
Net income (loss) allocated to Third Point Re common shareholders	$68,171	$(15,099)	$9,065	$170,371
Diluted earnings (loss) per share available to Third Point Re common shareholders	$0.73	$(0.16)	$0.10	$1.84
For the three and nine months ended September 30, 2020, anti-dilutive options of 3,741,266 and 3,741,266, respectively, and warrants of 3,494,979 and 3,494,979, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2019, anti-dilutive options of 3,712,037 were excluded from the computation of diluted earnings per share.
As a result of the net loss for the three months ended September 30, 2019, dilutive options, warrants and restricted shares with service and performance conditions totaling 9,745,817 were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
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
Debt Commitment Letter
On August 6, 2020, Third Point Re, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sirius and Yoga Merger Sub Limited (“Merger Sub”), a Bermuda exempted company limited by shares and wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Sirius (the “Merger”), with Sirius continuing as the surviving company in the Merger, as a wholly owned subsidiary of the Company. The Company is to be renamed SiriusPoint Ltd. (“SiriusPoint”) following the Merger.
In connection with entering into the Merger Agreement, the Company entered into a commitment letter (the “Debt Commitment Letter”), dated as of August 6, 2020, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan committed to provide a senior unsecured bridge loan facility in an aggregate principal amount of up to $125.0 million (the “Bridge Facility”) to finance the Merger. The Bridge Facility is subject to reduction at the Company’s option or with the proceeds of certain equity, debt or equity-linked securities issued by the Company or its subsidiaries, as more particularly set forth in the Term Sheet (as defined in the Debt Commitment Letter). The obligation of JPMorgan to provide the Bridge Facility is subject to a number of customary conditions, including execution and delivery of certain definitive documentation. The Company will pay certain fees and expenses in connection with the Bridge Facility.
On September 25, 2020, the Company terminated the Debt Commitment Letter. The Company terminated the Debt Commitment Letter because, in light of the Company’s agreement with the Sirius Series B preference shareholders, funds committed by JPMorgan to be provided under the Bridge Facility are no longer anticipated to be necessary to consummate the Merger.
Equity Commitment Letter
On August 6, 2020, the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb entered into an equity commitment letter (the “Equity Commitment Letter”), pursuant to which Third Point Opportunities Master Fund Ltd. committed, subject to the conditions set forth in the Equity Commitment Letter and the Merger Agreement, to purchase up to 9.5%, which approximates $50.0 million, of the Company’s Shares in connection with closing of the Merger.
Preference Shares
On September 4, 2020, the Company entered into a definitive agreement (the “Agreement”) with the holders of Sirius Series B Preference Shares (the “Series B Preference Shares”). Pursuant to the terms of the Agreement, the Series B Preference Shares holders have agreed that upon closing of the Merger, they will convert their existing Series B Preference Shares of Sirius into up to $260.0 million face value of newly-issued Series B Preference Shares of SiriusPoint (the “New Preference Shares”). The New Preference Shares will be perpetual in nature, carry an 8.00% annual cumulative cash dividend, and will be callable by SiriusPoint on each fifth anniversary of the closing of the Merger or upon certain other events. At the time of issuance upon the closing of the Merger, SiriusPoint will have the option to substitute up to $60.0 million in cash in lieu of an equal face amount of the New Preference Shares (or pay in cash the agreed New Preference Shares face amount of $260.0 million in full).

Promissory Note
On September 6, 2020, the Company entered into an Unsecured Promissory Note agreement (the “Notes”) with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of September 30, 2020.

18. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses including: net investment income (loss), general and administrative expenses related to corporate activities, other income (expense), interest expense, foreign exchange (gains) losses and income tax (expense) benefit are presented as a reconciliation to the Company’s consolidated results. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2020 and 2019:

	Three months ended
	September 30, 2020		September 30, 2019
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$60,779	$60,779	$95,388	$95,388
Gross premiums ceded	185	185	(1,116)	(1,116)
Net premiums written	60,964	60,964	94,272	94,272
Change in net unearned premium reserves	80,748	80,748	108,976	108,976
Net premiums earned	141,712	141,712	203,248	203,248
Expenses
Loss and loss adjustment expenses incurred, net	110,487	110,487	85,703	85,703
Acquisition costs, net	54,817	54,817	118,271	118,271
General and administrative expenses	4,556	4,556	4,769	4,769
Total expenses	169,860	169,860	208,743	208,743
Net underwriting loss	$(28,148)	(28,148)	$(5,495)	(5,495)
Net investment income (loss)		121,956		(3,138)
Corporate expenses		(16,764)		(4,468)
Other income (expense)		283		(5,058)
Interest expense		(2,068)		(2,074)
Foreign exchange gains (losses)		(5,885)		4,921
Income tax benefit (expense)		(652)		213
Net loss attributable to noncontrolling interests		21		—
Net income (loss) available to Third Point Re common shareholders		$68,743		$(15,099)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	78.0%		42.2%
Acquisition cost ratio	38.7%		58.2%
Composite ratio	116.7%		100.4%
General and administrative expense ratio	3.2%		2.3%
Combined ratio	119.9%		102.7%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.

	Nine months ended
	September 30, 2020		September 30, 2019
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$422,481	$422,481	$497,616	$497,616
Gross premiums ceded	(30,037)	(30,037)	(3,301)	(3,301)
Net premiums written	392,444	392,444	494,315	494,315
Change in net unearned premium reserves	36,393	36,393	7,435	7,435
Net premiums earned	428,837	428,837	501,750	501,750
Expenses
Loss and loss adjustment expenses incurred, net	287,379	287,379	263,105	263,105
Acquisition costs, net	147,741	147,741	233,775	233,775
General and administrative expenses	15,031	15,031	17,762	17,762
Total expenses	450,151	450,151	514,642	514,642
Net underwriting loss	$(21,314)	(21,314)	$(12,892)	(12,892)
Net investment income		74,140		220,946
Corporate expenses		(29,903)		(23,257)
Other expenses		(6,410)		(12,994)
Interest expense		(6,162)		(6,154)
Foreign exchange gains		3,129		6,663
Income tax expense		(4,380)		(1,431)
Net loss attributable to noncontrolling interests		21		—
Net income available to Third Point Re common shareholders		$9,121		$170,881

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	67.0%		52.4%
Acquisition cost ratio	34.5%		46.6%
Composite ratio	101.5%		99.0%
General and administrative expense ratio	3.5%		3.6%
Combined ratio	105.0%		102.6%
(1) Underwriting ratios are calculated by dividing the related expense by net premiums earned.
The following table provides a breakdown of the Company’s gross premiums written by line of business for the three and nine months ended September 30, 2020 and 2019:

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Property	$16,854	27.7%	$6,705	7.0%	$148,678	35.2%	$102,548	20.6%
Casualty	31,278	51.5%	17,024	17.8%	125,361	29.7%	119,354	24.0%
Specialty	9,727	16.0%	12,967	13.7%	145,522	34.4%	222,375	44.7%
Total prospective reinsurance contracts	57,859	95.2%	36,696	38.5%	419,561	99.3%	444,277	89.3%
Retroactive reinsurance contracts	2,920	4.8%	58,692	61.5%	2,920	0.7%	53,339	10.7%
	$60,779	100.0%	$95,388	100.0%	$422,481	100.0%	$497,616	100.0%

19. Subsequent event
Revolving Credit Facility
On November 2, 2020, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent, upon the consummation of the merger (the date such loans and letters of credit are first made available, the “Closing Date”). Prior to the Closing Date, the Facility is guaranteed solely by Third Point Re (USA) Holdings Inc. On and after the Closing Date, the Facility will be required to be guaranteed by Sirius International Group, Ltd., Sirius International Holdings Ltd., Sirius International Insurance Group, Ltd., and subject to customary exceptions certain other material subsidiaries of the Company.
All borrowings under the Facility bear interest at a rate per annum equal to, at the option of the Company, (i) adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.25%, in each case with the applicable margin determined based upon the Company’s credit rating. The Facility is subject to an unused line fee on or after the Closing Date on the average daily undrawn commitments under the Facility, payable quarterly in arrears, of 0.20% to 0.40% per annum based upon the Company’s credit rating.
The Facility is subject to customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision) that the Company considers customary for similar facilities. The Facility also includes financial covenants, including a minimum consolidated tangible net worth test, a maximum consolidated indebtedness to total consolidated capitalization ratio and a financial strength rating test.
20. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth condensed consolidating balance sheets as of September 30, 2020 and December 31, 2019, condensed consolidating statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 and condensed consolidating statements of cash flows for the nine months ended September 30, 2020 and 2019 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re. Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2020

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$1,055,231	$—	$1,059,231
Cash and cash equivalents	—	166	513,617	—	513,783
Restricted cash and cash equivalents	—	—	1,101,693	—	1,101,693
Investment in subsidiaries	1,443,188	285,559	191,838	(1,920,585)	—
Due from brokers	—	—	81,142	—	81,142
Interest and dividends receivable	—	—	1,835	—	1,835
Reinsurance balances receivable, net	—	—	572,672	—	572,672
Deferred acquisition costs, net	—	—	142,846	—	142,846
Unearned premiums ceded	—	—	27,463	—	27,463
Loss and loss adjustment expenses recoverable, net	—	—	13,626	—	13,626
Amounts due from (to) affiliates	(17,296)	(3,948)	21,244	—	—
Other assets	2,599	8,081	9,491	—	20,171
Total assets	$1,432,491	$289,858	$3,732,698	$(1,920,585)	$3,534,462
Liabilities
Accounts payable and accrued expenses	$4,920	$—	$9,043	$—	$13,963
Reinsurance balances payable	—	—	120,469	—	120,469
Deposit liabilities	—	—	155,697	—	155,697
Unearned premium reserves	—	—	498,893	—	498,893
Loss and loss adjustment expense reserves	—	—	1,186,149	—	1,186,149
Securities sold, not yet purchased, at fair value	—	—	15,389	—	15,389
Interest and dividends payable	—	1,034	76	—	1,110
Senior notes payable, net of deferred costs	—	114,222	—	—	114,222
Total liabilities	4,920	115,256	1,985,716	—	2,105,892
Shareholders’ equity
Common shares	9,531	—	1,239	(1,239)	9,531
Additional paid-in capital	931,972	192,168	1,596,758	(1,788,926)	931,972
Retained earnings (deficit)	486,068	(17,566)	147,986	(130,420)	486,068
Shareholders’ equity attributable to Third Point Re common shareholders	1,427,571	174,602	1,745,983	(1,920,585)	1,427,571
Noncontrolling interests	—	—	999	—	999
Total shareholders’ equity	1,427,571	174,602	1,746,982	(1,920,585)	1,428,570
Total liabilities, noncontrolling interests and shareholders’ equity	$1,432,491	$289,858	$3,732,698	$(1,920,585)	$3,534,462

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$985,701	$—	$989,701
Cash and cash equivalents	10	176	639,229	—	639,415
Restricted cash and cash equivalents	—	—	1,014,543	—	1,014,543
Investment in subsidiaries	1,419,197	271,624	191,077	(1,881,898)	—
Interest and dividends receivable	—	—	2,178	—	2,178
Reinsurance balances receivable, net	—	—	596,120	—	596,120
Deferred acquisition costs, net	—	—	154,717	—	154,717
Unearned premiums ceded	—	—	16,945	—	16,945
Loss and loss adjustment expenses recoverable, net	—	—	5,520	—	5,520
Amounts due from (to) affiliates	(5,722)	(3,898)	9,620	—	—
Other assets	764	6,784	13,007	—	20,555
Total assets	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694
Liabilities
Accounts payable and accrued expenses	$4,175	$—	$13,641	$—	$17,816
Reinsurance balances payable	—	—	81,941	—	81,941
Deposit liabilities	—	—	172,259	—	172,259
Unearned premium reserves	—	—	524,768	—	524,768
Loss and loss adjustment expense reserves	—	—	1,111,692	—	1,111,692
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	114,089	—	—	114,089
Total liabilities	4,175	117,144	1,904,301	—	2,025,620
Shareholders’ equity
Common shares	9,423	—	1,239	(1,239)	9,423
Additional paid-in capital	927,704	191,361	1,591,796	(1,783,157)	927,704
Retained earnings (deficit)	476,947	(33,819)	131,321	(97,502)	476,947
Shareholders' equity attributable to Third Point Re common shareholders	1,414,074	157,542	1,724,356	(1,881,898)	1,414,074
Total liabilities and shareholders’ equity	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended September 30, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$60,779	$—	$60,779
Gross premiums ceded	—	—	185	—	185
Net premiums written	—	—	60,964	—	60,964
Change in net unearned premium reserves	—	—	80,748	—	80,748
Net premiums earned	—	—	141,712	—	141,712
Net investment income	—	—	121,956	—	121,956
Equity in earnings (losses) of subsidiaries	82,648	3,692	(9)	(86,331)	—
Total revenues	82,648	3,692	263,659	(86,331)	263,668
Expenses
Loss and loss adjustment expenses incurred, net	—	—	110,487	—	110,487
Acquisition costs, net	—	—	54,817	—	54,817
General and administrative expenses	13,905	1	7,414	—	21,320
Other income	—	—	(283)	—	(283)
Interest expense	—	2,068	—	—	2,068
Foreign exchange losses	—	—	5,885	—	5,885
Total expenses	13,905	2,069	178,320	—	194,294
Income before income tax (expense) benefit	68,743	1,623	85,339	(86,331)	69,374
Income tax (expense) benefit	—	435	(1,087)	—	(652)
Net income	68,743	2,058	84,252	(86,331)	68,722
Net loss attributable to noncontrolling interests	—	—	21	—	21
Net income available to Third Point Re common shareholders	$68,743	$2,058	$84,273	$(86,331)	$68,743

For the nine months ended September 30, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$422,481	$—	$422,481
Gross premiums ceded	—	—	(30,037)	—	(30,037)
Net premiums written	—	—	392,444	—	392,444
Change in net unearned premium reserves	—	—	36,393	—	36,393
Net premiums earned	—	—	428,837	—	428,837
Net investment income	—	—	74,140	—	74,140
Equity in earnings (losses) of subsidiaries	29,837	21,129	(44)	(50,922)	—
Total revenues	29,837	21,129	502,933	(50,922)	502,977
Expenses
Loss and loss adjustment expenses incurred, net	—	—	287,379	—	287,379
Acquisition costs, net	—	—	147,741	—	147,741
General and administrative expenses	20,716	10	24,208	—	44,934
Other expenses	—	—	6,410	—	6,410
Interest expense	—	6,162	—	—	6,162
Foreign exchange gains	—	—	(3,129)	—	(3,129)
Total expenses	20,716	6,172	462,609	—	489,497
Income before income tax (expense) benefit	9,121	14,957	40,324	(50,922)	13,480
Income tax (expense) benefit	—	1,296	(5,676)	—	(4,380)
Net income	9,121	16,253	34,648	(50,922)	9,100
Net loss attributable to noncontrolling interests	—	—	21	—	21
Net income available to Third Point Re common shareholders	$9,121	$16,253	$34,669	$(50,922)	$9,121

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (LOSS)

For the three months ended September 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$95,388	$—	$95,388
Gross premiums ceded	—	—	(1,116)	—	(1,116)
Net premiums written	—	—	94,272	—	94,272
Change in net unearned premium reserves	—	—	108,976	—	108,976
Net premiums earned	—	—	203,248	—	203,248
Net investment loss	—	—	(3,138)	—	(3,138)
Equity in earnings (losses) of subsidiaries	(13,516)	649	(15)	12,882	—
Total revenues	(13,516)	649	200,095	12,882	200,110
Expenses
Loss and loss adjustment expenses incurred, net	—	—	85,703	—	85,703
Acquisition costs, net	—	—	118,271	—	118,271
General and administrative expenses	1,583	6	7,648	—	9,237
Other expenses	—	—	5,058	—	5,058
Interest expense	—	2,074	—	—	2,074
Foreign exchange gains	—	—	(4,921)	—	(4,921)
Total expenses	1,583	2,080	211,759	—	215,422
Loss before income tax (expense) benefit	(15,099)	(1,431)	(11,664)	12,882	(15,312)
Income tax (expense) benefit	—	437	(224)	—	213
Net loss attributable to Third Point Re common shareholders	$(15,099)	$(994)	$(11,888)	$12,882	$(15,099)

For the nine months ended September 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$497,616	$—	$497,616
Gross premiums ceded	—	—	(3,301)	—	(3,301)
Net premiums written	—	—	494,315	—	494,315
Change in net unearned premium reserves	—	—	7,435	—	7,435
Net premiums earned	—	—	501,750	—	501,750
Net investment income	—	—	220,946	—	220,946
Equity in earnings (losses) of subsidiaries	183,936	9,980	(26)	(193,890)	—
Total revenues	183,936	9,980	722,670	(193,890)	722,696
Expenses
Loss and loss adjustment expenses incurred, net	—	—	263,105	—	263,105
Acquisition costs, net	—	—	233,775	—	233,775
General and administrative expenses	13,055	(20)	27,984	—	41,019
Other expenses	—	—	12,994	—	12,994
Interest expense	—	6,154	—	—	6,154
Foreign exchange gains	—	—	(6,663)	—	(6,663)
Total expenses	13,055	6,134	531,195	—	550,384
Income before income tax (expense) benefit	170,881	3,846	191,475	(193,890)	172,312
Income tax (expense) benefit	—	1,288	(2,719)	—	(1,431)
Net income available to Third Point Re common shareholders	$170,881	$5,134	$188,756	$(193,890)	$170,881

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2020	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$9,121	$16,253	$34,648	$(50,922)	$9,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(29,837)	(21,129)	44	50,922	—
Share compensation expense	524	—	4,154	—	4,678
Net interest income on deposit liabilities	—	—	(95)	—	(95)
Net realized and unrealized gain on investments and derivatives	—	—	(56,799)	—	(56,799)
Net realized and unrealized gain on investment in related party investment fund	—	—	(8,341)	—	(8,341)
Net foreign exchange gains	—	—	(3,129)	—	(3,129)
Amortization of premium and accretion of discount, net	—	133	(2,119)	—	(1,986)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	22,930	—	22,930
Deferred acquisition costs, net	—	—	11,871	—	11,871
Unearned premiums ceded	—	—	(10,518)	—	(10,518)
Loss and loss adjustment expenses recoverable	—	—	(8,106)	—	(8,106)
Other assets	(1,835)	(1,297)	3,792	—	660
Interest and dividends receivable, net	—	(2,021)	419	—	(1,602)
Unearned premium reserves	—	—	(25,875)	—	(25,875)
Loss and loss adjustment expense reserves	—	—	77,823	—	77,823
Accounts payable and accrued expenses	745	1	(4,599)	—	(3,853)
Reinsurance balances payable	—	—	38,523	—	38,523
Amounts due from (to) affiliates	11,574	50	(11,624)	—	—
Net cash provided by (used in) operating activities	(9,708)	(8,010)	62,999	—	45,281
Investing activities
Purchases of investments	—	—	(444,111)	—	(444,111)
Proceeds from sales and maturities of investments	—	—	441,611	—	441,611
Purchases of investments to cover short sales	—	—	(129)	—	(129)
Proceeds from short sales of investments	—	—	15,721	—	15,721
Change in due to/from brokers, net	—	—	(81,142)	—	(81,142)
Net cash used in investing activities	—	—	(68,050)	—	(68,050)
Financing activities
Taxes paid on withholding shares	(302)	—	—	—	(302)
Net payments on deposit liability contracts	—	—	(16,431)	—	(16,431)
Change in total noncontrolling interests, net	—	—	1,020	—	1,020
Dividend received by (paid to) parent	10,000	8,000	(18,000)	—	—
Net cash provided by (used in) financing activities	9,698	8,000	(33,411)	—	(15,713)
Net decrease in cash, cash equivalents and restricted cash	(10)	(10)	(38,462)	—	(38,482)
Cash, cash equivalents and restricted cash at beginning of period	10	176	1,653,772	—	1,653,958
Cash, cash equivalents and restricted cash at end of period	$—	$166	$1,615,310	$—	$1,615,476

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2019	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$170,881	$5,134	$188,756	$(193,890)	$170,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(183,936)	(9,980)	26	193,890	—
Share compensation expense	2,635	—	3,671	—	6,306
Net interest expense on deposit liabilities	—	—	4,980	—	4,980
Net realized and unrealized gain on investments and derivatives	—	—	(2,177)	—	(2,177)
Net realized and unrealized gain on investment in related party investment fund	—	—	(207,597)	—	(207,597)
Net foreign exchange gains	—	—	(6,663)	—	(6,663)
Amortization of premium and accretion of discount, net	—	133	(364)	—	(231)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(50,711)	—	(50,711)
Deferred acquisition costs, net	—	—	36,874	—	36,874
Unearned premiums ceded	—	—	3,182	—	3,182
Loss and loss adjustment expenses recoverable	—	—	(2,239)	—	(2,239)
Other assets	913	(1,288)	3,202	—	2,827
Interest and dividends receivable, net	—	(2,029)	(1,616)	—	(3,645)
Unearned premium reserves	—	—	(10,617)	—	(10,617)
Loss and loss adjustment expense reserves	—	—	119,129	—	119,129
Accounts payable and accrued expenses	3,520	(30)	3,856	—	7,346
Reinsurance balances payable	—	—	29,052	—	29,052
Amounts due from (to) affiliates	(1,453)	3,950	(2,497)	—	—
Net cash provided by (used in) operating activities	(7,440)	(4,110)	108,247	—	96,697
Investing activities
Proceeds from redemptions from related party investment fund	—	—	760,000	—	760,000
Contributions to related party investment fund	—	—	(87,000)	—	(87,000)
Change in participation agreement with related party investment fund	—	—	(2,297)	—	(2,297)
Purchases of investments	(3,500)	—	(327,463)	—	(330,963)
Proceeds from sales and maturities of investments	—	—	349,696	—	349,696
Change in due to/from brokers, net	—	—	1,411	—	1,411
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash provided by (used in) investing activities	(18,500)	—	709,347	—	690,847
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,887	—	—	—	1,887
Taxes paid on withholding shares	(68)	—	—	—	(68)
Net proceeds from deposit liability contracts	—	—	6,924	—	6,924
Dividend received by (paid to) parent	24,249	4,100	(28,349)	—	—
Net cash provided by (used in) financing activities	26,068	4,100	(21,425)	—	8,743
Net increase (decrease) in cash, cash equivalents and restricted cash	128	(10)	796,169	—	796,287
Cash, cash equivalents and restricted cash at beginning of period	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of period	$128	$177	$1,509,319	$—	$1,509,624

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
•risks associated with the failure to complete, or the failure to realize the expected benefits of the merger with Sirius International Insurance Group, Ltd.;
•Arcadian Risk Capital Ltd.’s ability to, and success at, writing the business indicated, its expansion plans and the Company’s ability to place quota share reinsurance on the portfolio; and
▪other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission.
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

The total deal consideration was estimated at the time of announcement as $788.0 million, which comprises stock, cash, and other contingent value components.
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
Arcadian
We recently announced an investment in Arcadian Risk Capital Ltd. (“Arcadian”), a start-up led by John Boylan, a well-known industry executive with a 30-year track record in the global insurance market. We made a significant capital commitment and will own a minority stake in the newly-formed company. In addition to capitalizing Arcadian, we will also provide insurance paper and meaningful net capacity. Arcadian has been established as a managing general agent and incorporated in Bermuda where Arcadian will initially operate. Arcadian commenced operations on October 1, 2020 with a Bermuda-only platform, with a plan to expand to multiple offices over time where it will underwrite various lines of insurance business, via established broker networks.
Investment Management
Our investment strategy is implemented by our investment manager, Third Point LLC. Third Point LLC serves as investment manager for TP Fund, as well as for our collateral assets and other fixed income investments.
The following is a summary of our total net investments managed by Third Point LLC as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	($ in thousands)
TP Fund	$868,971	$860,630
Collateral and other investment assets (1)	1,804,053	1,729,497
Total net investments managed by Third Point LLC	$2,673,024	$2,590,127
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
Other investment assets had historically consisted solely of U.S. treasuries and cash equivalents from the time of our withdrawal of $750 million from the TP Fund in mid-2019. During the first quarter of 2020, the Company determined it would invest in a more opportunistic credit portfolio to take advantage of dislocations in the credit market brought on by the COVID-19 pandemic. During the first quarter, we invested approximately $220 million in corporate debt from liquid, high quality issuers as well as a portfolio of non-investment grade structured credit securities, primarily in residential mortgage-backed securities and consumer loans. In addition, we hedged a significant portion of the interest rate risk in this new corporate credit portfolio by purchasing short positions in long duration U.S. Treasuries.
In the final weeks of the first quarter and carrying into the second quarter, markets responded positively and retraced some of the spread widening during the first quarter, however, we anticipate continued volatility. We sold out of many of our positions in investment grade bonds initially purchased in the first quarter that recovered strongly in the second quarter of 2020.
In the third quarter of 2020, equity markets continued to rebound with technology-oriented stocks leading out-performance globally. Third Point LLC initiated new positions within several growth-oriented stocks that it believes will emerge even stronger in the post-COVID world. We also sold some profitable positions within energy credit while adding opportunistically to the bonds of certain airline companies.
Business Outlook
The COVID-19 pandemic has had and is expected to continue to have a significant effect on the (re)insurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, continued low interest rates, equity market volatility and ongoing business and financial market impacts of COVID-19 associated economic downturn. The insurance industry has already sustained material losses resulting from COVID-19, with potentially more to come, which will reduce available capital and we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before the impacts of COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain.
Impact of COVID-19 on Business Operations
We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic has unfolded. As local directives required us to transition our operations in each of our locations to remote working arrangements, all functions remain fully operational with all employees having remote access to the Company’s network and IT systems. Each employee is equipped with a laptop and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. Our offices have since started to reopen with some employees working from our offices and some employees continuing to work from home.
COVID-19 has not slowed our continued expansion of the lines of business and forms of reinsurance on which we focus. This expansion includes lines of business and forms of reinsurance with increased risk profiles, where we believe the higher expected margins adequately compensate us for the increased risk. As we expand our underwriting focus into higher expected margin property and specialty lines of reinsurance business as well as excess casualty and professional liability insurance, we expect to deliver attractive equity returns to our shareholders with a more balanced contribution to net income from underwriting and investments with lower volatility of our results.
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
As a result of changes in market conditions as well as having an established portfolio in place as we entered the 2020 property catastrophe renewals, we re-positioned our property catastrophe portfolio into more attractive sub-segments of the market. We reduced the amount of premium from retrocessional quota share contracts where we paid a ceding and profit commission and increased the amount of premium from direct reinsurance as well as retrocessional excess of loss contracts. We expect the re-positioning of the property catastrophe portfolio and improvements in pricing to result in improved expected profitability
Outside of property catastrophe reinsurance, we have also experienced some improvement in reinsurance terms and conditions and underlying pricing across other property business in our portfolio, with the previously observed trends continuing, as expected.
Casualty
We assume casualty exposure through multiple classes of business we write. Even before COVID-19, we were seeing evidence of increasing casualty loss trends across the market, which were beginning to impact both pricing and terms and conditions for select casualty classes of business. While the impact will vary by cedent and line of business, we expect COVID-19 will result in a continuation, and potentially an acceleration, of these improving pricing trends across many classes of casualty reinsurance.
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
Specialty
We continue to expect to see a significant reduction in business from traditional credit risk exposed lines of business, such as trade credit, in the short term. The slowdown in the origination of new mortgage loans in the United States that we saw earlier in the year has reversed, at least in the short term, with existing and pending sales rebounding to above pre-COVID-19 levels and refinancings benefiting from lowered interest rates. We continue to see improved lending, mortgage insurance underwriting, and overall production quality across our portfolio.
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
Strategic Reinsurance Investments
Across many of our business lines, we focus on solutions driven opportunities, where we creatively structure products tailored to a client’s financial needs and objectives. In select situations, we create structures that result in long-term partnerships and optionality on what we believe to be high margin insurance or reinsurance premium with expense efficient operating models. We offer two value-added approaches to drive origination of these types of opportunities, one being solution- driven reinsurance structures that are creative, flexible and responsive to a client’s desire to use reinsurance in their capital structure, in lieu of other capital alternatives, and the other being non reinsurance capital (equity/debt) solutions paired with reinsurance. We have closed a number of transactions, both reinsurance only and capital products combined with reinsurance, and have several pipeline opportunities. We believe our efficient operating model combined with skill sets in both the reinsurance and capital markets is a material differentiating factor in our successful origination and execution of these opportunities, which we expect will begin to represent a growing proportion of our premium volume in the future.
Arcadian
Arcadian will start by writing excess casualty and professional liability insurance business and will consider other business lines where strong underwriting relationships exist, which are expected to meet the Company's desired underwriting returns. The underwriting teams employed by Arcadian will have both long-term experience and distribution relationships in the lines of business being pursued.
The vast majority of business is expected to come from the United States, with the majority of distribution originating from large retail brokers. The profile of the portfolio Arcadian will build is expected to be with large corporate accounts, usually where there are professional risk managers on staff at the insured.
There can be no assurance that Arcadian will be able to successfully write the anticipated lines of business or fulfill its expansion plans and our inability to place quota share reinsurance on the portfolio could lead to lower than expected returns and increased expenses, which, in turn, would dilute the Company's earnings per share.
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
During the first quarter of 2020, the rapid spread of COVID-19 around the globe resulted in significant volatility in the financial markets unseen since the 2008 financial crisis. During March 2020, credit markets experienced their biggest dislocation since 2008 as investment grade spreads widened significantly. As a result, we determined we would invest in a more opportunistic credit portfolio to take advantage of these dislocations in the credit market brought on by the COVID-19 pandemic. During the first quarter, we invested approximately $220 million into corporate debt from liquid, high quality issuers as well as a portfolio of non-investment grade structured credit securities, primarily in residential mortgage-backed securities and consumer loans. In addition, we hedged a significant portion of the interest rate risk in this new corporate credit portfolio by purchasing short positions in long duration U.S. Treasuries.
In the final weeks of the first quarter and carrying into the second quarter, markets responded positively and retraced some of the spread widening during the first quarter, however, we anticipate continued volatility. We sold out of many of our positions in investment grade bonds initially purchased in the first quarter that recovered strongly in the second quarter of 2020.
In the third quarter of 2020, the equity market continued to rebound with technology-oriented stocks leading out-performance globally. Third Point LLC initiated new positions within several growth-oriented stocks that it believes will emerge even stronger in the post-COVID world. Third Point LLC remains focused on selectively adding to its portfolio of high-quality, long-term compounders when presented with opportune entry points amidst continued volatility. Within corporate credit, the COVID-19 pandemic has accelerated the credit cycle with a large liquidity gap and fundamental concerns about the lasting impact of this recession and structural change in unemployment.

Over the coming quarters, Third Point LLC expects to focus on credit situations that are fundamentally deteriorating but have capital structure solutions, under-appreciated strengths, or improving trajectories where the market is looking backwards.
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
The table below shows the key performance indicators for our consolidated business for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(28,148)	$(5,495)	$(21,314)	$(12,892)
Combined ratio (1)	119.9%	102.7%	105.0%	102.6%

Key investment return metrics:
Net investment income (loss)	$121,956	$(3,138)	$74,140	$220,946
Net investment return on investments managed by Third Point LLC	4.8%	(0.2)%	2.8%	10.2%

Key shareholders’ value creation metrics:
Basic book value per share (2) (3)	$15.41	$15.37	$15.41	$15.37
Diluted book value per share (2) (3)	$15.06	$15.04	$15.06	$15.04
Change in diluted book value per share (2)	4.8%	(0.8)%	0.1%	13.7%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	5.1%	(1.1)%	0.6%	14.2%
(1)See Note 18 to the accompanying condensed consolidated financial statements for a calculation of net underwriting loss and combined ratio.
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
Key Investment Return Metrics
Net Investment Income (Loss)
Net investment income (loss) is an important measure that affects overall profitability. Net investment income (loss) is primarily affected by the performance of Third Point LLC as TP Fund’s investment manager and the amount of investable cash generated by our reinsurance operations. Net investment income (loss) also includes the investment income on collateral assets and certain other investment assets managed by Third Point LLC. Pursuant to the investment management agreement between TP Fund and Third Point LLC, Third Point LLC is required to manage

TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., but with increased exposures through the use of additional financial leverage and subject to certain conditions set forth in TP Fund’s investment guidelines. These conditions include a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The 2019 LPA allows us to withdraw cash from the TP Fund at any calendar month end or at the close of business each Wednesday during a month with not less than three days’ notice to pay claims, not less than five days’ notice to pay expenses and with not less than three days’ notice in order to satisfy the requirements of A.M. Best. Net investment income (loss) is net of investment expenses, which include performance and management fees to related parties.
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
As of September 30, 2020, basic book value per share was $15.41, representing an increase of $0.75 per share, or 5.1%, from $14.66 per share as of June 30, 2020. As of September 30, 2020, diluted book value per share was $15.06, representing an increase of $0.69 per share, or 4.8%, from $14.37 per share as of June 30, 2020. The increases were primarily due to net income in the current year period.
As of September 30, 2020, basic book value per share was $15.41, representing an increase of $0.04 per share, or 0.3%, from $15.37 per share as of December 31, 2019. As of September 30, 2020, diluted book value per share was $15.06, representing an increase of $0.02 per share, or 0.1%, from $15.04 per share as of December 31, 2019. The increases were primarily due to net income in the current year period.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The increase in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase in net income in the current year period.
The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease in net income in the current year period.

Consolidated Results of Operations—Three and nine months ended September 30, 2020 and 2019:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2020 and 2019:

	Three months ended			Nine months ended
	September 30, 2020	September 30, 2019	Change	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Net underwriting loss	$(28,148)	$(5,495)	$(22,653)	$(21,314)	$(12,892)	$(8,422)
Net investment income (loss)	121,956	(3,138)	125,094	74,140	220,946	(146,806)
Net investment return on investments managed by Third Point LLC	4.8%	(0.2)%	5.0%	2.8%	10.2%	(7.4)%
Corporate expenses	(16,764)	(4,468)	(12,296)	(29,903)	(23,257)	(6,646)
Other income (expense)	283	(5,058)	5,341	(6,410)	(12,994)	6,584
Interest expense	(2,068)	(2,074)	6	(6,162)	(6,154)	(8)
Foreign exchange gains (losses)	(5,885)	4,921	(10,806)	3,129	6,663	(3,534)
Income tax (expense) benefit	(652)	213	(865)	(4,380)	(1,431)	(2,949)
Net income (loss) available to Third Point Re common shareholders	$68,743	$(15,099)	$83,842	$9,121	$170,881	$(161,760)
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies and current market conditions as a result of COVID-19, we could experience increased volatility in our net investment returns and net investment income (loss) and therefore in our consolidated results.
Investment Results
Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	($ in thousands)
TP Fund	$868,971	$860,630
Collateral and other investment assets (1)	1,804,053	1,729,497
Total net investments managed by Third Point LLC	$2,673,024	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt. Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt as well as interest rate hedges in the form of short positions on U.S. Treasuries.
The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of September 30, 2020 and December 31, 2019 by strategy and geography.

	September 30, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Equity	49%	(15)%	34%	50%	(22)%	28%
Credit	18%	—%	18%	9%	—%	9%
Other	4%	—%	4%	7%	(2)%	5%
	71%	(15)%	56%	66%	(24)%	42%

	September 30, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Americas	54%	(11)%	43%	47%	(17)%	30%
Europe, Middle East and Africa	11%	(3)%	8%	14%	(3)%	11%
Asia	6%	(1)%	5%	5%	(4)%	1%
	71%	(15)%	56%	66%	(24)%	42%
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
Investment Returns
The following is a summary of the net investment return for our total net investments managed by Third Point LLC for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
TP Fund	14.6%	(0.7)%	1.0%	16.9%
Collateral and other investments	0.6%	0.2%	3.8%	1.2%
Net investment return on investments managed by Third Point LLC (1)	4.8%	(0.2)%	2.8%	10.2%
(1)Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment income (loss) for our total net investments managed by Third Point LLC for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
TP Fund	$110,552	$(5,751)	$8,341	$207,597
Collateral and other investments (1)	11,216	2,289	65,274	12,452
Net investment income (loss) on investments managed by Third Point LLC (2)	$121,768	$(3,462)	$73,615	$220,049
(1)Includes foreign exchange gains (losses) of $6.8 million and $(4.1) million in the three and nine months ended September 30, 2020, respectively (2019 - $(5.2) million and $(5.9) million, respectively) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains (losses) from the revaluation of foreign currency reinsurance collateral held in trust accounts are offset by corresponding foreign exchange gains (losses) from the revaluation of foreign currency loss and loss adjustment expense reserves.
(2)Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.

The following is a summary of the net investment return by investment strategy on total net investments managed by Third Point LLC for the three and nine months ended September 30, 2020 and 2019:

	Three months ended
	September 30, 2020			September 30, 2019
	Long	Short	Net	Long	Short	Net
Equity	4.2%	(1.2)%	3.0%	1.4%	(0.7)%	0.7%
Credit	0.8%	—%	0.8%	(0.7)%	—%	(0.7)%
Other	0.9%	0.1%	1.0%	(0.1)%	(0.1)%	(0.2)%
Net investment return on investments managed by Third Point LLC	5.9%	(1.1)%	4.8%	0.6%	(0.8)%	(0.2)%

	Nine months ended
	September 30, 2020			September 30, 2019
	Long	Short	Net	Long	Short	Net
Equity	(1.5)%	(0.5)%	(2.0)%	13.3%	(4.1)%	9.2%
Credit	4.6%	(0.2)%	4.4%	0.9%	(0.5)%	0.4%
Other	0.5%	(0.1)%	0.4%	1.0%	(0.4)%	0.6%
Net investment return on investments managed by Third Point LLC	3.6%	(0.8)%	2.8%	15.2%	(5.0)%	10.2%
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

For the three months ended September 30, 2020, the investment portfolio generated positive results across each strategy with long equity investments driving the majority of gains for the quarter. Within equities, most sectors contributed to positive results on the long side while short equity investments and hedges partially offset overall gains for the equity strategy. The credit strategy contributed gains from both the corporate credit and structured credit portfolios. Investments in residential mortgage backed securities also produced profits. In the other strategy, gains were driven by private investments.

For the nine months ended September 30, 2020, gains were driven primarily by the credit portfolio. Investments in investment grade corporate credit and residential mortgage backed securities contributed strong performance. The equities strategy detracted from overall positive performance for the portfolio as losses from investments in industrials and consumer discretionary offset gains from technology investments. The other strategy contributed modestly to net gains for the year to date due to private investments.

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

The other key changes in our consolidated results for the three and nine months ended September 30, 2020 compared to the prior year periods were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis.
The increase in corporate expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase in professional fees and regulatory fees associated with the Merger, and higher stock compensation expense as a result of more restricted shares with performance and service conditions considered probable of vesting. The increase was partially offset by lower payroll related costs primarily due to lower annual incentive plan compensation expense accruals in the current year period.
The increase in corporate expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to an increase in professional fees and regulatory fees associated with the Merger. The increase was partially offset by lower payroll related costs in the current year period primarily due to lower annual incentive plan compensation expense accruals, and separation costs and certain financing costs incurred in the prior year period.
Our annual incentive plan is based on a formula derived from certain financial performance metrics. Our incentive plan accrual was lower for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 to reflect the performance of the Company in the respective periods relative to the incentive plan compensation performance metrics.
Other Income (Expenses)
Other income (expenses) are comprised of income (expenses) relating to interest crediting features in certain reinsurance and deposit contracts. The decrease in other expenses for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to revised estimates of underlying assumptions on our deposit liability contracts in the three and nine months ended September 30, 2020.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Gains (Losses)
The foreign exchange losses for the three months ended September 30, 2020 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which weakened during the current year period.
The foreign exchange gains for the nine months ended September 30, 2020 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which strengthened during the current year period.
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

Income Taxes
The increase in income tax expense for the three and nine months ended September 30, 2020 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries.
Segment Results — Three and nine months ended September 30, 2020 and 2019.
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the period over period changes for the Property and Casualty Reinsurance segment for the three and nine months ended September 30, 2020 and 2019:

	Three months ended			Nine months ended
	September 30, 2020	September 30, 2019	Change	September 30, 2020	September 30, 2019	Change
	($ in thousands)
Gross premiums written	$60,779	$95,388	$(34,609)	$422,481	$497,616	$(75,135)
Gross premiums ceded	185	(1,116)	1,301	(30,037)	(3,301)	(26,736)
Net premiums earned	141,712	203,248	(61,536)	428,837	501,750	(72,913)
Loss and loss adjustment expenses incurred, net	110,487	85,703	24,784	287,379	263,105	24,274
Acquisition costs, net	54,817	118,271	(63,454)	147,741	233,775	(86,034)
General and administrative expenses	4,556	4,769	(213)	15,031	17,762	(2,731)
Net underwriting loss	$(28,148)	$(5,495)	$(22,653)	$(21,314)	$(12,892)	$(8,422)
Underwriting ratios (1):
Loss ratio	78.0%	42.2%	35.8%	67.0%	52.4%	14.6%
Acquisition cost ratio	38.7%	58.2%	(19.5)%	34.5%	46.6%	(12.1)%
Composite ratio	116.7%	100.4%	16.3%	101.5%	99.0%	2.5%
General and administrative expense ratio	3.2%	2.3%	0.9%	3.5%	3.6%	(0.1)%
Combined ratio	119.9%	102.7%	17.2%	105.0%	102.6%	2.4%
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
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the three and nine months ended September 30, 2020 and 2019:

	Three months ended				Nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	($ in thousands)
Property	$16,854	27.7%	$6,705	7.0%	$148,678	35.2%	$102,548	20.6%
Casualty	31,278	51.5%	17,024	17.8%	125,361	29.7%	119,354	24.0%
Specialty	9,727	16.0%	12,967	13.7%	145,522	34.4%	222,375	44.7%
Total prospective reinsurance contracts	57,859	95.2%	36,696	38.5%	419,561	99.3%	444,277	89.3%
Retroactive reinsurance contracts	2,920	4.8%	58,692	61.5%	2,920	0.7%	53,339	10.7%
	$60,779	100.0%	$95,388	100.0%	$422,481	100.0%	$497,616	100.0%
The decrease in gross premiums written of $34.6 million, or 36.3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was driven by:
Factors resulting in decreases:
•We recognized a net increase in premium of $32.2 million in the three months ended September 30, 2020 compared to a net increase of $70.0 million in the three months ended September 30, 2019 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the prior period.
•We recognized $13.1 million of premium in the three months ended September 30, 2019 related to contracts that we did not renew in the three months ended September 30, 2020, as a result of underlying pricing, terms and conditions which no longer fit our underwriting criteria following our shift in underwriting strategy.
Factors resulting in increases:
•For the three months ended September 30, 2020, we wrote $12.0 million of new premium, of which $2.8 million was property business, $4.0 million was casualty business and $5.2 million was specialty business.
•We recorded a net increase in premium estimates of $2.7 million in the three months ended September 30, 2020 compared to a net decrease of $1.2 million in the three months ended September 30, 2019. The increase in premium estimates for the three months ended September 30, 2020 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. This increase was partially offset by a reduction in premium estimates arising from the impact of COVID-19.
•Changes in renewal premiums for the three months ended September 30, 2020 resulted in a net increase in premiums of $0.4 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.

The decrease in gross premiums written of $75.1 million, or 15.1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven by:
Factors resulting in decreases:
•We recognized $170.2 million of premium in the nine months ended September 30, 2019 related to contracts that we did not renew in the nine months ended September 30, 2020, including one multi-line contract for $103.2 million, which no longer fit our underwriting criteria following our shift in underwriting strategy.
•We recognized a net increase in premium of $57.9 million in the nine months ended September 30, 2020 compared to a net increase of $81.0 million in the nine months ended September 30, 2019 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.
•Changes in renewal premiums for the nine months ended September 30, 2020 resulted in a net decrease in premiums of $6.0 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.
Factors resulting in increases:
•For the nine months ended September 30, 2020, we wrote $108.1 million of new premium, of which $53.8 million was property business, $38.0 million was casualty business and $16.3 million was specialty business.
•We recorded net increases in premium estimates relating to prior periods of $35.8 million and $19.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in premium estimates for the nine months ended September 30, 2020 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. This increase was partially offset by a reduction in premium estimates arising from the impact of COVID-19.
Gross Premiums Ceded
The increase in gross premiums ceded for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to one fronted reinsurance treaty and a small number of property catastrophe retro purchases for the purposes of portfolio management.
Net Premiums Earned
The decrease in net premiums earned in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to one large retroactive reinsurance contract that was written and earned in the prior year periods.
Net Loss and Loss Adjustment Expenses
The reinsurance contracts we write have a wide range of initial loss ratio estimates. As a result, our net loss and loss expense ratio can vary significantly from period to period depending on the mix of business. The change in our net loss and loss adjustment expenses and related ratio was primarily affected by changes in the mix of business, including property catastrophe and specialty business written at a lower expected loss ratio, but was negatively impacted in the current year periods from higher catastrophe losses and the global outbreak of the COVID-19 pandemic.
For the three and nine months ended September 30, 2020, we incurred net catastrophe losses of $29.6 million, net of reinstatement premiums and profit commission adjustments, related to Hurricane Laura and other third quarter catastrophes. This resulted in an increase in the combined ratio of 20.9 and 6.9 percentage points for the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2019, we incurred net catastrophe losses of $12.7 million, net of reinstatement premiums and profit commission adjustments, related to Hurricane Dorian and Typhoon Faxai. This resulted in an increase in the combined ratio of 6.2 and 2.5 percentage points for the three and nine months ended September 30, 2019, respectively.
The COVID-19 outbreak is causing unprecedented social disruption, global economic volatility, reduced liquidity of capital markets and intervention by various governments around the world. For the three and nine months ended September 30, 2020, we recognized net losses of $15.6 million and $35.0 million, respectively, net of additional premiums, or 11.0 and 8.2 percentage points, respectively, on the combined ratio, relating to COVID-19. These losses were driven primarily by event cancellation, property business interruption, and certain casualty and multi-line quota share contracts.
The economic impact of the ongoing pandemic will continue to create uncertainty around the ultimate scope of claims and potential for additional insurance losses. Our estimates are based on currently available information derived from information provided by cedents. These estimates include losses only related to our estimate of claims incurred as of September 30, 2020. It is also possible that changes in economic conditions and the various economic stimulus deployed by governments across the world in response to COVID-19 could lead to higher or lower inflation than we had anticipated, which could in turn lead to an increase or decrease in loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves.
The following is a summary of the net impact from loss reserve development for the three and nine months ended September 30, 2020 and 2019:
For the three months ended September 30, 2020, we recognized $20.3 million, or 14.3 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $20.2 million, or 14.2 percentage points on the combined ratio, in acquisition costs, resulting in a $0.1 million, or 0.1 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:
•$5.7 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$0.1 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of $23.7 million associated with this contract was offset by an increase in acquisition costs of $23.6 million; partially offset by
•$4.4 million of net adverse underwriting loss development relating to our general liability contracts as a result of worse than expected loss experience; and
•$1.3 million of net adverse underwriting loss development from several other contracts as a result of worse than expected loss experience.
For the three months ended September 30, 2019, we recognized $76.5 million, or 37.6 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $72.7 million, or 35.7 percentage points on the combined ratio, in acquisition costs, resulting in a $3.8 million or 1.9 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:
•$2.5 million of improvement in net underwriting loss development relating to our auto contracts as a result of better than expected loss experience; and
•$1.2 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of $69.8 million associated with this contract was offset by an increase in acquisition costs of $68.6 million.
For the nine months ended September 30, 2020, we recognized $30.4 million, or 7.1 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates.

The $30.4 million of net favorable prior years’ reserve development for the nine months ended September 30, 2020 was accompanied by net increases of $20.0 million, or 4.7% percentage points on the combined ratio, in acquisition costs and net decreases of $7.8 million in earned premium, or 1.8% percentage points on the combined ratio, resulting in a $2.6 million improvement in the net underwriting results, or 0.6% percentage points improvement on the combined ratio. The improvement in the net underwriting results was primarily due to the following factors:
•$6.5 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$2.9 million of improvement in net underwriting loss development from several other contracts as a result of better than expected loss experience; partially offset by
•$6.7 million of net adverse underwriting loss development relating to our general liability contracts as a result of worse than expected loss experience; and
•$0.1 million of net adverse underwriting loss development relating to one retroactive reinsurance contract as a result of worse than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of $23.2 million associated with this contract was offset by an increase in acquisition costs of $23.3 million.
For the nine months ended September 30, 2019, we recognized $88.8 million, or 17.7 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates, offset by net increases of $84.5 million, or 16.8 percentage points on the combined ratio, in acquisition costs, resulting in a $4.3 million or 0.9 percentage points on the combined ratio, improvement in the net underwriting results. The improvement in the net underwriting results was primarily due to the following factors:
•$8.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$3.2 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience;
•$0.9 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of $69.5 million associated with this contract was offset by an increase in acquisition costs of $68.6 million; partially offset by
•$6.4 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience; and
•$2.2 million of net adverse underwriting loss development relating to our general liability contracts, as a result of worse than expected loss experience.
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
The decrease in acquisition costs, net, and the related acquisition cost ratio for the three and nine months ended September 30, 2020 was primarily due to lower profit commission adjustments arising from favorable loss development on retroactive reinsurance contracts compared to the prior year periods.
For the three and nine months ended September 30, 2020, we recognized $23.6 million and $23.3 million, respectively, of profit commission adjustments arising from favorable loss development on one retroactive reinsurance contract, or 16.7 and 5.4 percentage points for the three and nine months ended September 30, 2020, respectively.
For the three and nine months ended September 30, 2019, we recognized $68.6 million of profit commission adjustments arising from favorable loss development on one retroactive reinsurance, or 33.8 and 13.7 percentage points for the three and nine months ended September 30, 2019, respectively.
The decrease in acquisition costs, net, and the related acquisition cost ratio for the three and nine months ended September 30, 2020 was also impacted by a change in mix of business, including an increase in property catastrophe excess of loss contracts with lower acquisition costs and a decrease in earned premium volume and profit commission adjustments on other, primarily quota share, contracts.
See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily the result of lower annual incentive plan compensation expense accruals, lower credit facility fees and lower travel expenses, partially offset by higher stock compensation expense as a result of more restricted shares with performance and service conditions considered probable of vesting. Our incentive plan accrual was lower for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 to reflect the performance of the Company in the respective periods relative to the incentive plan compensation performance metrics.
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
The following table sets forth the computation of basic and diluted book value per share as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,427,571	$1,414,074
Basic and diluted book value per share denominator:
Common shares outstanding	95,314,893	94,225,498
Unvested restricted shares	(2,695,127)	(2,231,296)
Basic book value per share denominator:	92,619,766	91,994,202
Effect of dilutive warrants issued to founders and an advisor (1)	—	172,756
Effect of dilutive stock options issued to directors and employees (1)	—	225,666
Effect of dilutive restricted shares issued to directors and employees (2)	2,182,214	1,654,803
Diluted book value per share denominator:	94,801,980	94,047,427

Basic book value per share	$15.41	$15.37
Diluted book value per share	$15.06	$15.04
(1)As of September 30, 2020, there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants and options.
(2)As of September 30, 2020, the effect of dilutive restricted shares issued to directors and employees was comprised of 932,192 restricted shares with a service condition only and 1,250,022 restricted shares with a service and performance condition that were considered probable of vesting.
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

Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the three and nine months ended September 30, 2020 and 2019 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
Net income (loss) available to Third Point Re common shareholders	$68,743	$(15,099)	$9,121	$170,881
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of period	$1,357,304	$1,395,898	$1,414,074	$1,204,574
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	5.1%	(1.1)%	0.6%	14.2%
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
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the 2019 LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of A.M. Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the 2019 LPA to withdraw from the TP Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations.
As of September 30, 2020 and December 31, 2019, the total net investments managed by Third Point LLC consisted of:

	September 30, 2020	December 31, 2019
	($ in thousands)
TP Fund	$868,971	$860,630
Collateral and other investment assets (1)	1,804,053	1,729,497
Total net investments managed by Third Point LLC	$2,673,024	$2,590,127
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
Operating, investing and financing cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
	($ in thousands)
Net cash provided by operating activities	$45,281	$96,697
Net cash provided by (used in) investing activities	(68,050)	690,847
Net cash provided by (used in) financing activities	(15,713)	8,743
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,482)	796,287
Cash, cash equivalents and restricted cash at beginning of period	1,653,958	713,337
Cash, cash equivalents and restricted cash at end of period	$1,615,476	$1,509,624
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The decrease in cash flows from operating activities in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to lower net reinsurance receipts.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund or other fixed income investments. The amount of net reinsurance receipts can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows provided by (used in) investing activities primarily reflects investment activities related to our investment in TP Fund, fixed income investments and collateral assets.
Cash flows used in investing activities for the nine months ended September 30, 2020 primarily relates to investment activity from the opportunistic credit portfolio. Cash flows provided by investing activities for the nine months ended September 30, 2019 primarily relates to net redemptions of $673.0 million from TP Fund.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2020 primarily consisted of $16.4 million from payments on deposit liability contracts. Cash flows provided by financing activities for the nine months ended September 30, 2019 consisted of $6.9 million from receipts on deposit liability contracts.

For the period from inception until September 30, 2020, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our condensed consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $71.3 million, or 6.2%, to $1,228.5 million as of September 30, 2020 from $1,157.2 million as of December 31, 2019. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral.
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
As of September 30, 2020, $275.2 million (December 31, 2019 - $251.8 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of September 30, 2020.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of September 30, 2020, total cash and cash equivalents with a fair value of $275.2 million (December 31, 2019 - $254.2 million) was pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
Revolving Credit Facility
On November 2, 2020, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent, upon the consummation of the merger (the date such loans and letters of credit are first made available, the “Closing Date”). Prior to the Closing Date, the Facility is guaranteed solely by Third Point Re (USA) Holdings Inc. On and after the Closing Date, the Facility will be required to be guaranteed by Sirius International Group, Ltd., Sirius International Holdings Ltd., Sirius International Insurance Group, Ltd., and subject to customary exceptions certain other material subsidiaries of the Company.
All borrowings under the Facility bear interest at a rate per annum equal to, at the option of the Company, (i) adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.25%, in each case with the applicable margin determined based upon the Company’s credit rating. The Facility is subject to an unused line fee on or after the Closing Date on the average daily undrawn commitments under the Facility, payable quarterly in arrears, of 0.20% to 0.40% per annum based upon the Company’s credit rating.
The Facility is subject to customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision) that the Company considers customary for similar facilities. The Facility also includes financial covenants, including a minimum consolidated tangible net worth test, a maximum consolidated indebtedness to total consolidated capitalization ratio and a financial strength rating test.
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
Shareholders’ equity
As of September 30, 2020, total shareholders’ equity was $1,428.6 million, compared to $1,414.1 million as of December 31, 2019. The increase was primarily due to net income available to Third Point Re common shareholders of $9.1 million.
Investments
As of September 30, 2020, total cash and net investments managed by Third Point LLC was $2,673.0 million, compared to $2,590.1 million as of December 31, 2019. The increase was due to net investment income on investments managed by Third Point LLC of $73.6 million and net contributions of $9.3 million.
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
On September 25, 2020, the Company terminated the Debt Commitment Letter. The Company terminated the Debt Commitment Letter because, in light of the Company’s agreement with the Sirius Series B preference shareholders, funds committed by JPMorgan to be provided under the Bridge Facility are no longer anticipated to be necessary to consummate the Merger.
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
Fair value measurements

During the nine months ended September 30, 2020, the Company began investing in structured credit and corporate credit securities such as corporate bonds, asset-backed securities and bank debt.
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
There have been no other material changes in our critical accounting estimates for the nine months ended September 30, 2020. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Form 10-K.
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
As of September 30, 2020, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of September 30, 2020, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $93.8 million, or 3.5% (December 31, 2019 - $49.7 million, or 2.0%) of total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $634.9 million, or 13.3%, were written in currencies other than the U.S. dollar. As of September 30, 2020, loss and loss adjustment expense reserves included $154.7 million (December 31, 2019 - $171.5 million) and net reinsurance balances receivable included $0.5 million (December 31, 2019 - $10.9 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $168.8 million as of September 30, 2020 (December 31, 2019 - $170.2 million).  The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2020, through our investment in TP Fund, the Company had total net long exposure to foreign denominated securities representing 1.7% (December 31, 2019 - 3.2%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $45.4 million (December 31, 2019 - $87.1 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of September 30, 2020:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Swiss Franc	$(2,581)	(0.1)%	$2,581	0.1%
Euro	(709)	—%	709	—%
Taiwan Dollar	(1,131)	—%	1,131	—%
Other	(115)	—%	115	—%
Total	$(4,536)	(0.1)%	$4,536	0.1%
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

The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other fixed income investments, as of September 30, 2020:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments (1)	$(11,973)	(0.5)%	$13,531	0.5%
Asset-backed securities (2)	(4,552)	(0.2)%	4,652	0.2%
Interest rate swaps and derivatives	41	—%	(41)	—%
Net exposure to interest rate risk	$(16,484)	(0.7)%	$18,142	0.7%
(1)Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts and other instruments underlying the TP Fund.
(2)Includes instruments for which durations are available on September 30, 2020. Includes a convexity adjustment if convexity is available.
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
As of September 30, 2020, the TP Fund had de minimis (December 31, 2019 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor the TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $476.2 million, or 10.0%, of credit and financial lines premium since inception, of which $60.3 million was written in the nine months ended September 30, 2020. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.

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
As of September 30, 2020 and December 31, 2019, through our investment in TP Fund and other fixed income investments, the Company was exposed to non-investment grade securities. Non-investment grade securities consist of securities having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, and were as follows:

	September 30, 2020	December 31, 2019
	($ in thousands)
Assets:
Asset-backed securities	$176,818	$133,326
Bank debt	6,139	11,786
Corporate bonds	99,561	79,178
Sovereign debt	337	1,250
Trade claims	48	102
	$282,903	$225,642
Liabilities:
Corporate bonds	$4,409	$2,849
	$4,409	$2,849

As of September 30, 2020 and December 31, 2019, through our investment in TP Fund and other fixed income investments, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of September 30, 2020 and December 31, 2019, the largest concentration of our ABS holdings were as follows:

	September 30, 2020		December 31, 2019
	($ in thousands)
Reperforming loans	$138,617	66.1%	$101,587	75.9%
Consumer	23,519	11.2%	—	—%
Subprime and non-qualified residential mortgage-backed securities	25,786	12.3%	—	—%
Market place loans	16,130	7.7%	22,979	17.2%
Other (1)	5,596	2.7%	9,241	6.9%
	$209,648	100.0%	$133,807	100.0%
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
Liquidity Risk
Certain of the investments underlying the TP Fund and the Company’s fixed income investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS, which represent 13.7% (December 31, 2019 - 12.0%) of total net investments managed by Third Point LLC as of September 30, 2020. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of A.M. Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of September 30, 2020, through our investment in the TP Fund and fixed income investments, we had $1,124.4 million (December 31, 2019 - $1,022.9 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for the nine months ended September 30, 2020 included in Item 1 of this Quarterly Report on Form 10-Q for details of recently issued accounting standards.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
We received a complaint from a shareholder related to the Merger. The Company is reviewing the complaint and intends to defend itself vigorously.
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
We face various risks related to pandemics and other catastrophic events, including the recent global outbreak of the novel coronavirus (“COVID-19”). In recent months, the continued spread of COVID-19 has led to disruptions to commerce, reduced economic activity and increased volatility in the global capital markets. The COVID-19 pandemic and its resulting macroeconomic conditions has caused the financial markets to become volatile, and such effects may continue or worsen in the future, amplifying the negative impact on global growth and global financial markets. These conditions could materially and adversely affect our cash flows, as well as the value and liquidity of its invested assets, which could affect our creditworthiness.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended September 30, 2020:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2020 - July 31, 2020	—	$—	—	$61,295,462
August 1, 2020 - August 31, 2020	—	—	—	61,295,462
September 1, 2020 - September 30, 2020	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the shares remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Revolving Credit Facility
On November 2, 2020, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent, upon the consummation of the merger (the date such loans and letters of credit are first made available, the “Closing Date”). Prior to the Closing Date, the Facility is guaranteed solely by Third Point Re (USA) Holdings Inc. On and after the Closing Date, the Facility will be required to be guaranteed by Sirius International Group, Ltd., Sirius International Holdings Ltd., Sirius International Insurance Group, Ltd., and subject to customary exceptions certain other material subsidiaries of the Company.
All borrowings under the Facility bear interest at a rate per annum equal to, at the option of the Company, (i) adjusted LIBOR plus an applicable margin ranging from 1.25% to 2.25%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.25%, in each case with the applicable margin determined based upon the Company’s credit rating. The Facility is subject to an unused line fee on or after the Closing Date on the average daily undrawn commitments under the Facility, payable quarterly in arrears, of 0.20% to 0.40% per annum based upon the Company’s credit rating.

The Facility is subject to customary representations and warranties, affirmative and negative covenants and events of default (including a change of control provision) that the Company considers customary for similar facilities. The Facility also includes financial covenants, including a minimum consolidated tangible net worth test, a maximum consolidated indebtedness to total consolidated capitalization ratio and a financial strength rating test.
The foregoing description of the Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Facility, a copy of which is attached hereto as Exhibit 10.14, and is incorporated by reference herein.

ITEM 6. Exhibits

2.1†††
Agreement and Plan of Merger, dated as of August 6, 2020, by and among Third Point Reinsurance Ltd., Yoga Merger Sub Limited and Sirius International Insurance Group, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.1
Third Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, dated August 6, 2020, between Third Point Advisors LLC, as General Partner, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., and the initial limited partner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2020).

10.2
Investment Management Agreement, among Third Point LLC and Third Point Reinsurance Company Ltd., dated as of August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.3
Voting and Support Agreement, dated as of August 6, 2020, by and among CM Bermuda Limited, CMIG International Holding Pte. Ltd., Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.4
Voting and Support Agreement, dated as of August 6, 2020, by and among Daniel S. Loeb, The 2010 Loeb Family Trust, Third Point Advisors LLC, Third Point Opportunities Master Fund L.P., The 2011 Loeb Family GST Trust, Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.5
Voting and Support Agreement, dated as of August 6, 2020, by and among Joshua L. Targoff, Joseph L. Dowling III, Rafe de la Gueronniere, Gretchen A. Hayes, Daniel V. Malloy, Mark Parkin, Sid Sankaran, Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.6
Debt Commitment Letter, dated as of August 6, 2020, by and between Third Point Reinsurance Ltd. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.7
Equity Commitment Letter, dated as of August 6, 2020, by and between Third Point Reinsurance Ltd., Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.8	Director Compensation Policy of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2020).
10.9**	Employment Agreement between Third Point Reinsurance Ltd. and Sid Sankaran dated as of August 6, 2020.
10.10**	Employee Restricted Share Award Agreement, dated as of August 6, 2020, by and between Third Point Reinsurance Ltd. and Sid Sankaran.
10.11
Transaction Agreement, dated September 4, 2020, by and among Third Point Reinsurance Ltd., Bain Capital Special Situations Asia, L.P., CCOF Master, L.P., Centerbridge Credit Partners Master, LP, and Centerbridge Special Credit Partners III, LP, and GPC Partners Investments (Canis) LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020).

10.12**	Letter Agreement, dated as of September 23, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius.
10.13**	Employee Restricted Share Award Agreement, dated as of October 1, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius.
10.14
Credit Agreement, dated as of November 2, 2020, by and among Third Point Reinsurance Ltd., the other subsidiaries of Third Point Reinsurance Ltd. from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto.

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
**    Management contracts or compensatory plans or arrangements
†††    Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Merger Agreement have been omitted. Third Point Re hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Point Reinsurance Ltd.
Date: November 5, 2020
/s/ Daniel V. Malloy
Daniel V. Malloy
Chief Executive Officer
(Principal Executive Officer)

/s/ Christopher S. Coleman
Christopher S. Coleman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)