Form 10-K
period 2020-12-31
Third Point Reinsurance Ltd.
filed 2021-02-23
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $541.5 million.
As of February 19, 2021, there were 95,582,733 common shares of the registrant’s common shares outstanding, including 2,905,018 restricted shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.
____________________________________________________________________________________________________________________________________________________________

Third Point Reinsurance Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K references to “we,” “our,” “us,” and the “Company,” refer to Third Point Reinsurance Ltd. (“Third Point Re” or “TPRE”) and its directly and indirectly owned subsidiaries, including Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), as a combined entity, except where otherwise stated or where it is clear that the terms mean only Third Point Re exclusive of its subsidiaries. We refer to Third Point Re (USA) Holdings, Inc. as “TPRUSA”, “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. We also refer to Third Point Enhanced LP as “TP Fund”. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2020.
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
•risks associated with the failure to complete, or the failure to realize the expected benefits of the merger with Sirius International Insurance Group, Ltd. (“Sirius”);
•Arcadian Risk Capital Ltd.’s ability to, and success at, writing the business indicated, its expansion plans and the Company’s ability to place quota share reinsurance on the portfolio; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
As of December 31, 2020, we had common shareholders’ equity of $1.6 billion, total capital of $1.7 billion and total assets of $3.7 billion.
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
We have received all required regulatory approvals, and we expect the Merger to close on February 26, 2021. Please refer to our Current Report on Form 8-K filed with the SEC on August 7, 2020, for additional description of the Merger and related transactions.
Segment Information
We manage our business on the basis of one operating segment: Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income (loss), general and administrative expenses related to corporate activities, other expenses, interest expense, foreign exchange losses and income tax (expense) benefit.
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

In 2020, we have incrementally expanded the lines of business and forms of reinsurance on which we focus where we believe the higher expected margins adequately compensate us for the increased risk and we have commensurately reduced market risk in our investment portfolio. We have also begun writing a limited amount of excess of loss casualty covers in lines of business where we have historically assumed only quota share exposure. We plan to evaluate and consider pursuing opportunities in other new lines of reinsurance business in 2021 based on market conditions and our assessment of the potential underwriting profitability.
We intend to manage our book of business by underwriting predominantly a mix of reinsurance contracts where the underlying insurance exposures are both personal and commercial lines. We intend to increase our geographic spread over time; however, we expect that a majority of our reinsurance business will continue to be comprised of U.S. exposure, with the majority of our non-U.S. exposure derived from our event driven risk in our property catastrophe and specialty catastrophe portfolios. See Note 22 to our consolidated financial statements included elsewhere in this Annual Report for a breakdown of gross premiums written by domicile of ceding companies.
In addition, we may, from time to time, invest in or acquire managing general agents or other insurance entities as part of our ongoing strategy to leverage our underwriting and capital markets expertise to structure and offer capital alternatives in numerous forms and combinations, including equity, debt and reinsurance offerings. We consider these opportunities when we view access to the underlying reinsurance as valuable, and we typically structure long term rights of first refusal on the underlying business as a condition to making a capital commitment.
The following table provides a breakdown by line and type of business of gross premiums written for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	($ in thousands)
Property Catastrophe	$83,452	14.2%	$68,315	10.8%	$—	—%
Other Property	88,878	15.1%	75,956	12.0%	9,070	1.6%
Property	172,330	29.3%	144,271	22.8%	9,070	1.6%
Workers’ Compensation	58,929	10.0%	27,671	4.4%	36,824	6.4%
Auto	37,408	6.4%	48,381	7.7%	66,492	11.5%
Other Casualty	111,676	19.0%	75,841	11.9%	132,473	22.9%
Casualty	208,013	35.4%	151,893	24.0%	235,789	40.8%
Credit & Financial Lines	72,443	12.3%	44,625	7.1%	100,576	17.4%
Multi-line	86,900	14.8%	191,715	30.3%	162,248	28.1%
Other Specialty	19,403	3.3%	11,704	1.9%	(3,651)	(0.7)%
Specialty	178,746	30.4%	248,044	39.3%	259,173	44.8%
Total prospective reinsurance contracts	559,089	95.1%	544,208	86.1%	504,032	87.2%
Retroactive reinsurance contracts	28,946	4.9%	87,638	13.9%	74,220	12.8%
Total property and casualty reinsurance	$588,035	100.0%	$631,846	100.0%	$578,252	100.0%
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
•employ strict underwriting discipline, while assembling a portfolio of diversified risks;
•select reinsurance opportunities with expected favorable economics over the life of the contract;
•pursue opportunities that capitalize on our structuring and underwriting expertise; and
•leverage our senior management relationships with client and intermediaries.
The above may potentially lead us to write business in lines, products and geographies that are not identified in this Form 10-K.
Through December 31, 2020, we wrote reinsurance contracts covering the following product lines:
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
Workers’ Compensation
Workers’ compensation catastrophe
Workers' compensation catastrophe cover is reinsurance that an insurance company acquires to protect itself against losses arising from a catastrophe or chain of events that result in injuries to multiple workers.
Other workers’ compensation
Workers’ compensation reinsurance provides wage replacement and medical benefits to employees injured in the course of employment in exchange for the mandatory relinquishment of the employee’s right to sue the employer for negligence.
Auto
This line of reinsurance primarily consists of personal and commercial automobile insurance and is purchased to provide the insured with financial protection against bodily injury or physical damage resulting from traffic accidents and against liability that could arise from such occurrences.

Other Casualty
Our Other Casualty line of business is comprised of casualty contracts exposed to more than one type of casualty risk. We write primarily proportional reinsurance in this sector, though we also provide excess of loss coverage. Typically, Other Casualty includes professional liability, transactional liability and general liability.
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
Other Specialty
The principal lines of business included in our other specialty line is comprised of cyber, marine, travel insurance and extended warranty insurance.
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
Arcadian
In September 2020, we announced an investment in Arcadian Risk Capital Ltd. (“Arcadian”), a start-up led by John Boylan, a well-known industry executive with a 30-year track record in the global insurance market. We made a significant capital commitment and will own a minority stake in the newly-formed company. In addition to capitalizing Arcadian, we will also provide insurance paper and meaningful net capacity. Arcadian has been established as a managing general agent and incorporated in Bermuda where Arcadian will initially operate. Arcadian commenced operations on October 1, 2020 with a Bermuda-only platform, with a plan to expand to multiple offices over time where it will underwrite various lines of insurance business, via established broker networks.
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
Our objective is to build long-term relationships across all management levels at reinsurance brokers and with our clients. We meet frequently with brokers, senior representatives of existing clients and prospective clients in order to help distinguish us and to develop mutually beneficial understandings of our respective businesses. As evidenced by rates of submission flow, open dialogue, and successful closing of targeted accounts, we believe we have successfully leveraged the underwriting experience and relationships of our management team. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written. In non-commodity lines of reinsurance, we seek to become the first choice of brokers and clients by providing:
•creative solutions that address the specific business needs of our clients;
•rapid and substantive responses to structuring and pricing quote requests;
•financial security; and
•clear indication of risks we will and will not underwrite.
See Note 22 to our consolidated financial statements included elsewhere in this Annual Report for a breakdown of our premiums written by source that individually contributed more than 10% of total gross premiums written.
We believe that the number of brokers with whom we do business will continue to expand over time, and by maintaining close working relationships with brokers, we are able to increase our chances of successfully growing and accessing a broader range of potential clients.
Underwriting
We have established a team of senior underwriters and actuaries to develop and manage our reinsurance business. We believe that their experience, industry presence and long-standing relationships allow us to tailor our portfolio to specific market segments. Our approach to underwriting will allow us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term. Our underwriters and actuaries have expertise in a number of lines of business and we will also look to outside consultants to help us with niche areas of expertise when we deem it appropriate. While our pricing and risk selection decisions are based primarily on our view of underwriting profit, we also consider investment income and collateral costs, where applicable and appropriate, in our underwriting and pricing of business.
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
Alignment of Interests
We seek to ensure that the contracts we underwrite align our interests with our clients’ interests. Specifically, we may seek to:
•require our clients to maintain a meaningful risk position in their business;
•pay our clients a commission based upon their actual expenses and offer an additional commission as an incentive based upon profitability;
•include deficit carry-forward provisions in our multi-year contracts that allows us to potentially offset underwriting losses from one year to the next;
•seek rights of first refusal on future business where we are providing solutions that help to build or grow a business;
•charge the client a premium for reinstatement of the amount of reinsurance coverage to the full amount reduced as a result of a reinsurance loss payment, which we refer to as a reinstatement premium;
•require specific levels of rate increases on the underlying insurance policies; and
•for the limited number of contracts on which we offer an interest credit on funds we hold, we credit interest income on actual cash received into a notional experience account whereby the experience account is credited to the ceding company at the maturity of the contract if underwriting results are realized as initially expected.
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
•the client’s and industry historical loss and exposure data and current market conditions;
•the business purpose served by a proposed contract;
•the client’s pricing and underwriting strategies;
•the expected duration for claims to fully develop;
•the geographic areas in which the client is doing business and its market share;
•the reputation and financial strength of the client;
•the reputation and expertise of the broker;
•proposed contract terms and conditions; and
•reports provided by independent industry specialists.
Reinsurance Coverage
We consider purchases of reinsurance and retrocessional coverage for one or more of the following reasons: to specifically reduce our property catastrophe exposure in certain reinsurance contracts that we write, to reduce our net liability on individual risks, to obtain additional underwriting capacity and to balance our underwriting portfolio. Additionally, reinsurance and retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align our interests with those of our counterparties.
These agreements provide for recovery of a portion of our losses and loss adjustment expenses from our reinsurers. The amount and type of reinsurance that we purchase varies from year to year and is dependent on a variety of factors.
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
See Note 8 to our consolidated financial statements included elsewhere in this Annual Report for additional information and details on our loss reserve development.
Investment Strategy
Our investment strategy, through our investment in TP Fund, distinguishes us from most other reinsurers, who typically concentrate their investment portfolios on long-only, investment grade, shorter-term, fixed income securities. As implemented by the investment manager of TP Fund, Third Point LLC, TP Fund’s investment strategy is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures. Dislocations in capital markets refer to any major movements in prices of the capital markets as a whole, certain segments of the market, or a specific security. If Third Point LLC has what it considers to be a differentiated view from the perceived market sentiment with respect to such movement, Third Point LLC may trade securities based on that differentiated view. If the ultimate market reaction with respect to the event or movement ultimately proves to be closer to Third Point LLC’s original viewpoint, TP Fund may have investment gains as a result of the shift in market sentiment. Through its investment manager, Third Point LLC, TP Fund makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, options and other instruments.
Collateral assets are generally required to be held in cash or cash equivalents, U.S. Treasuries or non-U.S. sovereign debt equivalent and other investment grade assets as determined by the respective reinsurance trusts or as per collateral required under secured letter of credit facilities.
Other investment assets had historically consisted solely of U.S. treasuries and cash equivalents from the time of our withdrawal of $750.0 million from the TP Fund in mid-2019. During the first quarter of 2020, the Company determined it would invest in a more opportunistic credit portfolio to take advantage of dislocations in the credit market brought on by the COVID-19 pandemic. During the first quarter, we invested approximately $220.0 million in corporate debt from liquid, high quality issuers as well as a portfolio of non-investment grade structured credit securities, primarily in residential mortgage-backed securities and consumer loans. We sold out of many of our positions in investment grade bonds initially purchased in the first quarter that recovered strongly in the second quarter of 2020. As of December 31, 2020, the opportunistic credit portfolio was $48.1 million, representing 4.1% of total investments.
Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	($ in thousands)
TP Fund	$1,055,618	$860,630
Collateral and other investment assets (1)	1,822,850	1,729,497
Total net investments managed by Third Point LLC	$2,878,468	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt. Other investment assets primarily consist of U.S Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt.
Investment Account Structure
On July 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund with Third Point Advisors LLC (“TP GP”) and others, effective August 31, 2018.
On February 28, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “2019 LPA”) of TP Fund, which amended and restated the 2018 LPA, effective January 1, 2019.
On August 6, 2020, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“2020 LPA”) of TP Fund, which amended and restated the

2019 LPA (as amended and restated by the 2020 LPA, the "LPA"), which will become effective at the closing of the Merger with Sirius, except for the amendment to the calculation of the loss recovery account which became effective on December 31, 2020. The 2020 LPA updated the terms of the 2019 LPA to reflect adjustments to the loss carryforward terms for the year ended December 31, 2020. The performance of certain fixed income and other investments managed by Third Point LLC will now be considered when calculating the performance fee allocation and loss recovery account amounts under the terms of the 2019 LPA. Other material terms of the 2020 LPA will become effective upon closing of the Merger. See “Limited Partnership Agreement” below for further details on the terms of the LPA.
Pursuant to the investment management agreement between Third Point LLC and TP Fund, dated July 31, 2018, and as amended and restated on February 28, 2019 (the “TP Fund IMA”), Third Point LLC is the investment manager for TP Fund. In addition to serving as the investment manager for TP Fund, Third Point LLC also serves as investment manager for the Company’s collateral and other investment assets, which consist of cash, U.S. Treasuries, sovereign debt, structured and corporate credit fixed income securities. See “Investment Management Agreement” below for further details.
Limited Partnership Agreement
Term
The 2019 LPA has a term ending on December 31, 2021, subject to automatic renewal for additional successive three-year terms unless a party notifies the other parties in writing on or before the June 22 prior to the end of a term that it wishes to terminate such 2019 LPA at the end of such term.
The 2020 LPA has a term ending on the first quarter end date after the 5-year anniversary of the Merger closing date, subject to automatic renewal for additional successive two-year terms unless a party notifies the other parties in writing on or before the date that is one-year prior to term ending date prior to the end of a term that it wishes to terminate such 2020 LPA at the end of such term.
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
Withdrawal Rights
Under the 2019 LPA, we may withdraw our capital accounts in TP Fund in full on December 31, 2021 (the “Withdrawal Date”), and each successive three-year anniversary of such date.
We may withdraw our capital accounts in TP Fund under the LPA prior to the Withdrawal Date at any time following the occurrence of a “Cause Event”, which is defined as:
•a violation of applicable law relating to Third Point LLC’s investment related business;
•Third Point LLC’s fraud, gross negligence, willful misconduct or reckless disregard of its obligations under the LPA;
•a material breach by the TP Fund GP of the LPA or Third Point LLC of any material breach of the TP Fund IMA, which, in either case, if such breach is reasonably capable of being cured, is not cured within a 15-day period; a conviction or, a plea of guilty or nolo contendere to in the case of Daniel S. Loeb, a felony or a crime involving moral turpitude and, in the case of certain senior officers of Third Point LLC or the TP

Fund GP, a felony or crime relating to or adversely affecting the investment-related business of the TP Fund GP or Third Point LLC;
•a conviction or, a plea of guilty or nolo contendere to a felony or a crime affecting the investment related business of Third Point LLC by certain senior officers of Third Point LLC or the TP Fund GP;
•any act of fraud, material misappropriation, material dishonesty, embezzlement, or similar conduct by or the TP Fund GP or Third Point LLC relating to the TP Fund GP or Third Point LLC’s investment related business; or
•a formal administrative or other legal proceeding before the SEC, the U.S. Commodity Futures Trading Commission, the FINRA, or any other U.S. or non-U.S. regulatory or self-regulatory organization against Third Point LLC; or certain key personnel which would likely have a material adverse effect on us.
Under the 2020 LPA, we may withdraw our capital accounts in TP Fund in full on the first quarter end date after the 5-year anniversary of the Merger date (the “Withdrawal Date”), and each successive two-year anniversary of such date. We may withdraw our capital accounts in TP Fund under the 2020 LPA prior to the Withdrawal Date within 120 days following the occurrence of a Cause Event, as defined above.
Under the 2020 LPA, the TPRE Limited Partners will have the right to withdraw funds monthly from TP Fund to meet capital adequacy requirements and to satisfy financing obligations.
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
Pursuant to the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC are now included when calculating the performance fee allocation and loss recovery account amounts under the terms of the 2019 LPA for the year ended December 31, 2020. There are no other changes to the performance fee calculation under the 2020 LPA.
Management Fee
Pursuant to the LPA, Third Point LLC is entitled to receive monthly management fees. As a result of the 2018 LPA, management fees were charged at the TP Fund level and were calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
The 2019 LPA revised the management fee from 1.5% per annum to 1.25% per annum effective from January 1, 2019.
The 2020 LPA did not amend the management fee rate of the 2019 LPA of 1.25%. The monthly management fees are to be calculated at the TP Fund level and for the avoidance of doubt, such balance shall not include any adjustment for investment exposure leverage as adjusted for under the 2019 LPA.

Most Favored Nation
In the event that Third Point LLC agrees terms with any existing or future investor wherein the asset-based fees or performance-based compensation that are equal to or more favorable to such investor, Third Point Re BDA and Third Point Re USA, will have the right to receive the benefit of such terms (provided Third Point Re BDA and Third Point Re USA agree to be bound by all the terms and conditions associated with such equal or more favorable terms).
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
Under the LPA, TP GP is required to cause Third Point LLC to adhere to the following investment guidelines:
•Composition of Investments: at least 60% of the investment portfolio will be held in debt or equity securities (including swaps) of publicly traded companies (or their subsidiaries) and governments of the Organization of Economic Co-operation and Development (“OECD”) high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals.
•Concentration of Investments: other than cash, cash equivalents and U.S. government obligations, TP Fund’s total exposure to any one issuer or entity will constitute no more than 15% (multiplied by the exposure multiplier, the exposure multiplier will be computed by dividing the average of the daily investment exposure leverage of TP Fund by the average of the daily investment exposure leverage of Third Point Offshore Master Fund L.P.) of the investment portfolio’s total long exposure.
•Net Exposure Limits: the net position (long positions less short positions) may not exceed 2 times net asset value for more than 10 trading days in any 30-trading day period.
Upon written request of Third Point LLC, our senior management may, in exigent circumstances, permit a variation from these guidelines.
See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for detailed information on management and performance fees.
Investment Management Agreement
On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into the Collateral Assets Investment Management Agreement (the “2018 Collateral Assets IMA”) with Third Point LLC effective August 31, 2018, pursuant to which Third Point LLC served as investment manager for the Company’s collateral assets.
On May 24, 2019, Third Point Re BDA and Third Point Re USA entered into the Amended and Restated Collateral Assets Investment Management Agreement (the “Amended Collateral Assets IMA” and, together with the 2018 Collateral IMA, the “Collateral Assets IMA”) with Third Point LLC, effective May 24, 2019, pursuant to which, in addition to serving as the investment manager for the Company’s collateral assets, Third Point LLC served as investment manager of certain investment assets withdrawn from TP Fund. The Amended Collateral Assets IMA will continue in effect until the Company's entry into the TPIPS IMA described below. The Company entered into the Amended Collateral Assets IMA to provide for Third Point LLC's management of a substantial portion of the Company’s assets that were reallocated from TP Fund into cash, U.S. Treasuries and other fixed income investments.
On August 6, 2020, Third Point LLC, Third Point Insurance Portfolio Solutions (“TPIPS”) and the Company entered into an Investment Management Agreement, effective at the closing of the Merger with Sirius (the “TPIPS IMA”), pursuant to which TPIPS serves as investment manager to the Company and provide investment advice with respect to the investable assets of the Company, other than assets that the Company may withdraw from time to time as working capital. The Collateral Assets IMA will be terminated at the effective time of the TPIPS IMA.
Assets managed by TPIPS under the TPIPS IMA (collectively, the “Account”) not invested in TP Fund are invested in the “Sub-Advisory Portfolio” or the “Non-Sub-Advisory Portfolio.” The Sub-Advisory Portfolio is managed by a sub-advisor, generally recommended by TPIPS and in each case approved by the Company. The Non-Sub-Advisory Portfolio is managed by TPIPS directly in accordance with the Company’s investment guidelines.
Management Fees
Pursuant to the TPIPS IMA, TP Fund will pay Third Point LLC a fixed management fee, payable monthly in advance, equal to 1/12 of 0.06% of the fair value of Account assets (other than assets invested in TP Fund). No performance-based compensation is payable to TPIPS by the Company under the TPIPS IMA.
Investments
Investment Portfolio
The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of December 31, 2020 and 2019 by strategy and geography:

	2020			2019
	Long	Short	Net	Long	Short	Net
Long/Short Equity
Consumer	8%	(1)%	7%	13%	(5)%	8%
Energy & Utility	5%	(1)%	4%	1%	—%	1%
Financial	16%	(2)%	14%	10%	(3)%	7%
Healthcare	5%	—%	5%	10%	(2)%	8%
Industries & Commodities	7%	(2)%	5%	7%	(4)%	3%
Technology, Media and Telecommunications	22%	(5)%	17%	9%	(4)%	5%
Market Hedges	—%	(7)%	(7)%	—%	(4)%	(4)%
Total Long/Short Equity	63%	(18)%	45%	50%	(22)%	28%
Credit
Distressed	1%	—%	1%	3%	—%	3%
Performing	6%	—%	6%	—%	—%	—%
Government	—%	—%	—%	1%	—%	1%
Asset Backed Securities (1)	9%	—%	9%	5%	—%	5%
Total Credit	16%	—%	16%	9%	—%	9%
Other
Risk Arbitrage	—%	—%	—%	3%	(1)%	2%
Macro	1%	—%	1%	—%	(1)%	(1)%
Private	3%	—%	3%	4%	—%	4%
Total Other	4%	—%	4%	7%	(2)%	5%
	83%	(18)%	65%	66%	(24)%	42%
(1) Includes residential mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities and related indices and assets.

	2020			2019
	Long	Short	Net	Long	Short	Net
Americas	67%	(14)%	53%	47%	(17)%	30%
Europe, Middle East and Africa	12%	(3)%	9%	14%	(3)%	11%
Asia	4%	(1)%	3%	5%	(4)%	1%
	83%	(18)%	65%	66%	(24)%	42%
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
Investment Returns
The following is a summary of the net investment return by investment strategy on investments managed by Third Point LLC for the years ended December 31, 2020, 2019 and 2018. The net investment return includes our investment accounts, inclusive of collateral assets managed by Third Point LLC, prior to August 31, 2018, the date of the change in the investment account structure, and our investment in TP Fund, collateral assets, and other investment assets managed by Third Point LLC from the date of the transition.

	2020			2019			2018
	Long	Short	Net	Long	Short	Net	Long	Short	Net
Equity	6.7%	(3.7)%	3.0%	16.6%	(6.1)%	10.5%	(8.7)%	0.1%	(8.6)%
Credit	5.9%	(0.1)%	5.8%	1.1%	(0.5)%	0.6%	—%	(0.2)%	(0.2)%
Other	1.3%	0.5%	1.8%	1.7%	—%	1.7%	(2.8)%	0.8%	(2.0)%
Net investment return on investments managed by Third Point LLC	13.9%	(3.3)%	10.6%	19.4%	(6.6)%	12.8%	(11.5)%	0.7%	(10.8)%
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
Collateral Arrangements and Letter of Credit Facilities
Neither Third Point Re BDA nor Third Point Re USA is licensed or admitted as an insurer in any jurisdiction other than Bermuda. Many jurisdictions, such as the United States, do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral or, in some states, unless they have investment grade financial strength ratings from two recognized rating agencies. Furthermore, certain clients may require that we post collateral in order to meet their counterparty security requirements. As a result, we anticipate that all of our U.S. clients and a portion of our non-U.S. clients will require us to provide collateral for the contracts we bind with them. We expect this collateral to take the form of funds withheld, trust arrangements or letters of credit. As of December 31, 2020, we have issued letters of credit totaling $303.4 million in favor of clients. The failure to maintain, replace or increase our letter of credit facilities on commercially acceptable terms may significantly and negatively affect our ability to implement our business strategy. See “Risk Factors - Risks Relating to Our Business - Our failure to obtain sufficient letter of credit facilities or to increase our letter of credit capacity on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.”
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
In addition, we have $968.3 million of restricted cash and investments held in trust accounts to secure obligations under certain reinsurance contracts.

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
Ratings
On June 4, 2020, AM Best affirmed the financial strength rating of A- (Excellent) of our reinsurance subsidiaries.
On August 7, 2020, following our announcement of the Merger, AM Best placed the financial strength ratings of our reinsurance subsidiaries under review with developing implications. The ratings will remain under review until close of the Merger and a review by AM Best of the post-Merger details.
We believe that a strong rating is a critical factor in the marketing of our reinsurance products to clients and brokers. The credit rating reflects the rating agency’s views regarding our balance sheet strength, operating performance, business profile and enterprise risk management. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares. Our current ratings reflect a balance sheet strength assessment of very strong, supported by the strongest level of risk-adjusted capitalization, as measured by Best’s Capital Adequacy Ratio (“BCAR”).
Regulation
Third Point Re BDA is licensed in Bermuda to write insurance and reinsurance and Third Point Re USA is licensed in Bermuda to write reinsurance. Third Point Re BDA and Third Point Re USA are not admitted to do business in any jurisdiction in the United States or in any country other than Bermuda. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers, such as Third Point Re BDA and Third Point Re USA.
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

The Insurance Amendment Act 2020 (the “2020 Amendment Act”)
The 2020 Amendment Act became operative on August 5, 2020. The 2020 Amendment Act amends the Insurance Act to make provision for enhanced supervisory requirements relating to the reporting of cyber events to apply to insurers, insurance managers and insurance intermediaries in Bermuda. See Insurance Sector Operational Cyber Risk Management Code of Conduct 2020 below.
Insurance Sector Operational Cyber Risk Management Code of Conduct 2020
On December 23, 2019, the BMA released its proposed Cyber Risk Management Code of Conduct (“Cyber Code”) for industry consideration. The Cyber Code was finalized and takes effect from January 1, 2021 with enforcement commencing on June 30, 2021. The Cyber Code will apply to all Bermuda registered insurers, insurance managers and intermediaries. The Cyber Code is designed to promote the stable and secure management of information technology systems of regulated entities. It is deliberately not exhaustive. Registrants must implement their own technology risk programs and determine what their top risks are and decide the appropriate risk response. Registrants should be able to evidence that they maintain adequate board visibility and governance of cyber risk. Failure to comply with the provisions set out in the Cyber Code will be a factor taken into account by the BMA in determining whether a registrant is meeting its ongoing obligations to conduct its business in a sound and prudent manner.
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
Insurance Amendment (No. 2) Act 2018
The Insurance Amendment (No. 2) Act 2018 amended the Insurance Act to provide for the prior payment of policyholders’ liabilities ahead of general unsecured creditors in the event of the liquidation or winding up of an insurer. The amendments provide, among other things, that subject to certain statutorily preferred debts, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract excluding debts owed to an insurer under an insurance contract where the insurer is the person insured.
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
Economic Substance Act
In December 2018, the Economic Substance Act 2018, as amended (the “ESA”) came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda that carries on as a business any one or more “relevant activities” referred to in the ESA must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.
Companies that are licensed to and carry on insurance as a relevant activity are generally considered to operate in Bermuda with adequate substance, with respect to their insurance business, if they comply with the existing provisions of (a) the Companies Act 1981 relating to corporate governance and (b) the Insurance Act relating to the economic substance requirements. The Registrar of Companies will have regard to such companies’ compliance with the Insurance Act (in addition to compliance with the Companies Act 1981) in his assessment of compliance with the economic substance requirements. Such companies are still required to complete and file an annual economic substance declaration, and the Bermuda Registrar of Companies and the Registrar will also have regard to the information provided in that declaration in making his assessment of compliance with the ESA.
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
Upon closing of the Merger with Sirius, we will become subject to increased regulation in various jurisdictions, including Bermuda, United States, Europe and the United Kingdom.
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
Human Capital Management
As of December 31, 2020, we had 43 employees, 28 of whom were based in Bermuda, 13 of whom were based in the United States and 2 of whom were based in the United Kingdom.
We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements and we are not aware of any current efforts to implement such agreements at any of our subsidiaries.
Some examples of key programs and initiatives that seek to attract, develop and retain our diverse workforce include:
•Workforce compensation and pay equity;
◦Our approach to compensation is to motivate superior performance and strengthen the connection between pay and results by developing compensation programs that reward success at the Company and on individual levels.
◦Our objective is to support a long-term focus for officers and key contributors that aligns with the interests of shareholders; the long-term award providing such focus should appropriately balance retention and alignment needs based on relative level in the organization.
•Development and training;
◦We are dedicated to providing professional development to all employees through internal and external education and training programs designed to increase their knowledge and skills, enhance career development and obtain professional certifications and designations which are job associated.
•Company culture;
◦We value each of our employees and remain committed to ensuring that a respectful workplace and environment is maintained. We believe it is important to be an engaged member of the communities in which we live and work and that corporate social responsibility is good for our communities, employees and business.
•Diversity and inclusion;
◦Our objective is to recruit, hire, train and promote into all job levels the most qualified applicants. We appreciate diversity in the workplace and do not discriminate on the basis of race, color, creed, religion, national origin, ancestry, citizenship status, age, disability, handicap, sex, marital status, sexual orientation, veteran status, genetic information or any other characteristic protected by applicable U.S. federal, U.S. state or local laws.

Upon closing of the Merger with Sirius, our overall headcount is expected to materially increase. We recently announced new senior hires to strengthen our existing leadership team and anticipate further changes/announcements after the Merger has closed.
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
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows and results of operations that you should consider before making a decision to invest in our common shares. These risks include, but are not limited to, the following:
•The proposed Merger with Sirius may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the Merger;
•Our results of operations fluctuate from period to period as there is inherent uncertainty and unpredictability in our business which may impact our financial results;
•We have incurred losses in the past, and our future losses may exceed our loss reserves, which could significantly and negatively affect our business;
•Our operations may be adversely affected by catastrophes such as global climate change or the ongoing COVID-19 outbreak;
•Loss of key executives or mistakes on the part of our employees or agents could adversely affect our business;
•A downgrade or withdrawal of our financial ratings would significantly and negatively affect our ability to implement our business strategy successfully;

•A decrease in capital, increase in indebtedness or inability to pay our obligations would adversely affect our business;
•Our business relies on third parties such as clients and reinsurance brokers, and the loss of these business relationships could adversely affect our business, financial condition and results of operations;
•Technology breaches or failures could disrupt or otherwise negatively impact our business;
•We do not control TP Fund or Third Point LLC, who invest and manage our capital accounts;
•Third Point LLC’s strategy in managing TP Fund’s investment portfolio, certain investment positions they are allowed to take and the compensation arrangements of Third Point LLC may cause us to face substantially greater investment risks than faced by other reinsurers with whom we compete;
•Conflicts of interest among various members of TP GP, TP Fund, Third Point LLC and Third Point Re may adversely affect us;
•The historical performance of Third Point LLC should not be considered as indicative of the future results and TP Fund may be exposed to material losses in any given year;
•Any suspension or revocation of our subsidiaries’ insurance or reinsurance licenses would materially impact our ability to do business and implement our business strategy;
•We are subject to the risk of becoming an investment company under U.S. federal securities law;
•Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action;
•Changes in healthcare legislation or insurance regulation in the United States, Bermuda or elsewhere may have an adverse impact on our operations;
•We may be subject to United States federal income taxation;
•Certain persons or organizations who own our shares may be subject to United States federal taxation;
•Change in United States tax laws may be retroactive and could subject us to increased taxes and could adversely affect our operations and financial condition;
•We may be or become subject to base erosion and anti-abuse tax (“BEAT”) and/or Foreign Account Tax Compliance Act (“FATCA”);
•We may become subject to increased taxation due to action by the Organization of Economic Co-operation and Development (“OECD”) or the European Union (“EU”);
•Our share price could fluctuate or decline for reasons unrelated to the performance of our business;
•We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares; and
•Holders of our common shares may have difficulty influencing significant corporate decisions, enforcing judgments against us in the United States and in protecting their interests due to the current concentrated ownership of our common shares, certain provisions of our bye-laws and our status as a Bermuda corporation.
Risks Related to Our Business
The proposed Merger with Sirius may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the Merger.
As previously described, on August 6, 2020, we entered into the Merger Agreement with Sirius and Merger Sub, pursuant to which Merger Sub will merge with Sirius. Our obligation to consummate the Merger is subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions and the accuracy of the representations and warranties of Sirius under the Merger Agreement.
Failure to satisfy the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed on the expected timeline or at all.
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
The performance of our reinsurance operations and our investment income fluctuate from period to period. Fluctuations result from a variety of factors, including:
•the performance of our investment portfolio, including the results of TP Fund’s portfolio;
•reinsurance contract pricing;
•our assessment of the quality of available reinsurance opportunities;
•the volume and mix of reinsurance products we underwrite;
•seasonality of the insurance and reinsurance business;
•loss experience on our reinsurance liabilities;
•low frequency and high severity loss events; and
•our ability to assess and integrate our risk management strategy effectively.

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
The reinsurance industry is highly competitive. We compete with major reinsurers, which vary according to the individual market and situation, many of which have substantially greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. Competition in the types of business that we underwrite is based on many factors, including:
•price of reinsurance coverage;
•the general reputation and perceived financial strength of the reinsurer;
•relationships with reinsurance brokers;
•terms and conditions of products offered;
•ratings assigned by independent rating agencies;
•speed of claims payment and reputation; and
•the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.
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
Our results of operations and financial condition depends upon our ability to assess accurately the potential losses associated with the risks we reinsure. Reserves are estimates of claims an insurer ultimately expects to pay, based upon facts and circumstances known at the time, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance companies as compared to primary insurers, primarily due to:
•the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;
•the diversity of development patterns among different types of reinsurance treaties; and
•heavier reliance on the client for information regarding claims.
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
The extent of catastrophe losses is a function of both the severity of the event and total amount of insured exposure affected by the event. Increases in the value and concentration of insured property or insured individuals, the effects of inflation, changes in weather patterns, such as climate change, and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new reinsurance contracts and insurance policies could also be impacted as a result of corresponding reductions in our capital levels.
Although we attempt to manage our exposure to such events through a multitude of approaches, including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity, the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that is expected.
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
A downgrade or withdrawal of our AM Best rating would significantly and negatively affect our ability to implement our business strategy successfully.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. AM Best has assigned each of our reinsurance company subsidiaries a financial strength rating of A- (Excellent), which is the fourth highest of 15 ratings that AM Best issues. This rating reflects the rating agency’s opinion of the applicable insurer’s financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. AM Best periodically reviews our rating, and may revise its downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:
•if we change our business practices from our organizational business plan in a manner that no longer supports AM Best’s initial rating;
•if we make strategic acquisitions or dispositions;
•if unfavorable financial or market trends impact us;
•if losses exceed loss reserves;
•if we are unable to retain our senior management and other key personnel;
•if our investment portfolio incurs significant losses; or
•if AM Best alters its capital adequacy assessment methodology in a manner that would adversely affect the rating of any of our insurance or reinsurance subsidiaries.
If AM Best downgrades the rating of any of our insurance or reinsurance subsidiaries below A- (Excellent), places either reinsurer on credit watch or withdraws its rating, we could be severely limited or prevented from writing any new reinsurance contracts from the affected reinsurer which would significantly and negatively affect our ability to implement our business strategy. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. In addition, almost all of our reinsurance contracts provide the client with the right to terminate the agreement on a runoff or cutoff basis, demand additional collateral or require us to transfer premiums on a funds withheld basis if our A- (Excellent) AM Best rating is downgraded. On May 16, 2019, AM Best affirmed the financial strength rating of A- (Excellent) but, revised the rating outlook of our reinsurance subsidiaries from stable to negative. The negative outlook reflects AM Best’s concerns over the Company’s operating performance due to volatility of results and generating net underwriting losses since inception and business profile due to changes in senior management.
In February 2015, Third Point Re (USA) Holdings Inc., our wholly owned subsidiary, issued $115.0 million in aggregate principal amount of 7.0% senior notes due 2025 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) by Third Point Re. In certain circumstances, a downgrade of the rating assigned to the Senior Notes would result in an increase in the annual interest rate payable on the Senior Notes or, if a change of control of Third Point Re has also occurred, an obligation for us to make an offer to repurchase the Senior Notes at a premium. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the Senior Notes. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
In addition, general creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. Accordingly, the maintenance of an investment grade creditworthiness rating (e.g., "BBB-" or better from Standard & Poor's or Fitch Ratings) is important to our ability to raise new debt with acceptable terms. Strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt. Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or could make new debt more costly and/or have more restrictive conditions.
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
We recently announced new senior hires to strengthen our existing leadership team and anticipate further changes/announcements after the Merger has closed.

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
Third Point Re is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiaries. Historically, our cash flows have typically consisted primarily of dividends and other permissible payments from our operating subsidiaries. Third Point Re depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of its outstanding indebtedness. See “Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
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
We are a holding company and, accordingly, conduct substantially all operations through their respective operating subsidiaries. As a result, our cash flow and our ability to service our debt depend in part upon the earnings of our operating subsidiaries and on the distribution of earnings, loans or other payments from such subsidiaries to us. See “Risk Factors-Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.”
Our operating subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our indebtedness or preference shares, or to provide us with funds for our respective payment obligations, whether by dividends, distributions, loans or other payments. There can be no assurance that our operating subsidiaries will generate sufficient cash flow from operations, or that future financing sources will be available to us in amounts sufficient to satisfy our obligations under our indebtedness, to refinance our indebtedness on acceptable terms or at all, or to fund our other business needs. In addition to being limited by the financial condition and operating requirements of such subsidiaries, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to statutory or contractual restrictions. Moreover, since certain of our respective subsidiaries are insurance companies, their ability to pay dividends to us, as applicable, is subject to regulatory limitations. See “Business - Regulation.”
To the extent that we need funds but our subsidiaries are restricted from making such distributions under applicable law or regulation, or are otherwise unable to distribute funds, our liquidity and financial condition would be adversely affected and we would potentially be unable to satisfy our obligations under our existing or future indebtedness, preference shares or any of our other obligations, including the securities issued in the Merger. If we cannot service our indebtedness, the implementation of our business strategy would be impeded, and we could be prevented from entering into transactions that would otherwise benefit our business.
Our right to receive any assets of any of our subsidiaries upon liquidation or reorganization of such subsidiaries, and therefore the rights of the holders of our indebtedness or preference shares, to participate in those assets, will be structurally subordinated to the claims of such subsidiary’s creditors. In addition, even if we were a creditor of any of our respective subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of such subsidiaries and any indebtedness of such subsidiaries senior to that held by it. Our indebtedness would also be structurally subordinated to the rights of the holders of any preferred stock or shares issued by our subsidiaries, whether currently outstanding or issued hereafter. Moreover, the rights of shareholders of Third Point Re to receive any assets of Third Point Re upon liquidation or reorganization of Third Point Re would be subordinate to all of the foregoing claims.
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business, and may otherwise place us at a competitive disadvantage compared to our competitors.
We may in the future incur additional indebtedness, in addition to the Senior Notes, which indebtedness may be guaranteed by Third Point Re. The indenture governing the Senior Notes does not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, the expansion of our business and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and market conditions, and exposing us to the risk of increased interest rates;
•obligating us to additional restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•making it more difficult for us to make payments on our existing or future obligations;
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
We may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:
•fund liquidity needs caused by underwriting or investment losses or for acquisitions or other strategic initiatives;
•replace capital lost in the event of significant reinsurance losses or adverse reserve developments;
•satisfy letters of credit, guarantee bond requirements or other capital requirements that may be imposed by our clients or by regulators;
•meet rating agency or regulatory capital requirements; or
•respond to competitive pressures.

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
We market our reinsurance worldwide primarily through reinsurance brokers. Business placed by our reinsurance brokers that each individually contributed more than 10% of total gross premiums written from inception to December 31, 2020 were: Aon Benfield, Guy Carpenter & Company, LLC and Willis Re, which accounted for 29.3%, 28.8% and 14.1%, respectively. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
In addition, due to factors such as the price or availability of reinsurance coverage, we sometimes decide to increase the amount of risk retained by purchasing less reinsurance or no reinsurance for a particular geographical region. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our financial condition and results of operations.
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
We face various risks related to pandemics and other catastrophic events, including the recent global outbreak of the novel coronavirus (“COVID-19”). In recent months, the continued spread of COVID-19 has led to disruptions to commerce, reduced economic activity and increased volatility in the global capital markets. The COVID-19 pandemic and its resulting macroeconomic conditions has caused the financial markets to become volatile, and such effects may continue or worsen in the future, amplifying the negative impact on global growth and global financial markets. These conditions could materially and adversely affect our cash flows, as well as the value and liquidity of our invested assets, which could affect our creditworthiness.
Our investment portfolio (and specifically, the valuations of investment assets it holds) may be adversely affected as a result of market developments from COVID-19 and uncertainty regarding its outcome. Moreover, changes in interest rates, adverse credit ratings migration and increased credit defaults, increased equity volatility, reduced liquidity or a continued slowdown in the United States or in global economic conditions may also adversely affect the values and cash flows of these assets. Specifically, lower underlying interest rates may adversely affect the portfolio’s ability to invest at levels sufficient to meet liability cash flows, which in turn could affect our creditworthiness. Negative market conditions may result in a reduction in the volume of premium that our clients write and cede to us, which could lead to a negative effect on our results of operations. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets.
Our companies that are treated as foreign corporations for United States federal income tax purposes have historically intended to operate in a manner that will not cause them to be subject to current U.S. federal income taxation on their net income. Travel restrictions arising as a result of the COVID-19 pandemic, however, limit the ability of certain directors and other personnel to be present outside the United States. While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated as a result of such restrictions.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19. In addition, we may experience operational disruptions as a result of the COVID-19 pandemic, including as a result of our employees being unable to work due to illness, travel restrictions, quarantines, government actions or other measures taken in response to COVID-19. These disruptions could have a negative impact on our business and operations. Despite having taken significant steps to avoid disruption and maintain security, an extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities and private businesses to attempt to contain the outbreak or to mitigate its impact. We could have unexpected consequences from changes in regulation related to the COVID-19 pandemic and the short time window in which we may have to implement them. We continue to monitor the situation and to assess further possible implications to our business and customers. We cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.
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
We have a limited ability to withdraw our capital accounts from TP Fund.
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
TP GP, Third Point LLC and their respective affiliates may have potential conflicts of interest that could adversely affect us.
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
Josh Targoff, who serves on our Board, also serves as a partner, Chief Operating Officer and General Counsel to Third Point LLC. This service to both companies may create, or may create the appearance of, conflicts of interest.
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
Moreover, with respect to the historical performance of funds or accounts managed by Third Point LLC, including our investment portfolio, prior to the recent change in investment account structure:
•the historical performance of funds managed by Third Point LLC should not be considered indicative of the future results that should be expected from TP Fund’s investment portfolio or the Collateral Asset Account; and
•the returns of funds managed by Third Point LLC have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that Third Point LLC will be able to avail itself of profitable investment opportunities in the future.
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
The risks associated with Third Point LLC’s investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies employed by many reinsurers with whom we compete. Third Point LLC makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, option and other instruments. Third Point LLC is opportunistic and often seeks a catalyst, either intrinsic or extrinsic, that will unlock value or alter the lens through which the greater market values a particular investment. Making long equity investments in an up or rising market may increase the risk of not generating profits on these investments and we may incur losses if the market declines. Similarly, making short equity investments in a down or falling market may increase the risk of not generating profits on these investments and we may incur losses if the market rises. Short sales involve unlimited loss potential since the market price of securities sold short may continuously increase. If the market price of the subject security increases considerably, Third Point LLC might have to cover short sales at suboptimal prices. As of December 31, 2020, short exposure in our consolidated investment portfolio was $533.8 million consisting of 59 debt, equity and index positions, including $480.8 million over 47 positions in the equity portfolio.
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
TP Fund’s investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. As of December 31, 2020 and 2019, the net exposure of our net investments managed by Third Point LLC, which includes TP Fund, collateral assets and other fixed income investments, was 65% and 42%, respectively, and the largest ten long and short positions comprised an aggregate of 28% and 11% and 26% and 8%, respectively, of our consolidated investment portfolio. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if its investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
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
TP Fund’s investment guidelines provide Third Point LLC with the ability to trade on margin and use other forms of financial leverage. Fluctuations in the market value of TP Fund’s investment portfolio could have a disproportionately large effect in relation to our capital. A common metric used to determine financial leverage for accounts such as TP Fund’s investment portfolio is the “gross exposure” of its managed accounts. The “gross exposure” is shown as a percentage of the Net Asset Value (“NAV”) of the account, and represents the market exposure in the account (long and short) versus the NAV. In other words, if the NAV of an account is $100, and the account holds securities “long” with an aggregate market exposure of $100 (100% long), and has sold short securities with an aggregate market exposure of $25 (25% short), then the gross exposure would be 125% (i.e., $125 of investments against $100 of NAV). As of December 31, 2020, the gross exposure of TP Fund’s consolidated investment portfolio was 101%. Any event that may adversely affect the value of positions TP Fund holds could significantly and negatively affect the NAV of TP Fund’s investment portfolio and thus our results of operations.
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
As of the date hereof, representatives of Third Point LLC sat on the board of directors of Upstart Holdings, Inc., whose securities are publicly traded and are included in TP Fund’s investment portfolio.
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
TP Fund’s investment portfolio may from time to time be invested in mortgage-backed securities and other asset-backed securities, including securitization of marketplace loans, whose investment characteristics differ from corporate debt securities. As of December 31, 2020, the fair value of asset-backed securities in TP Fund’s investment portfolio was $227.3 million. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and asset-backed securities may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten or lengthen.
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
The LPA provides for the following two forms of compensation to be paid to Third Point LLC and TP GP:
•Third Point LLC is entitled to a monthly management fee equal to 1.25% per annum of the net asset value of TP Fund (determined as of the beginning of the month before the accrual of the performance allocation) multiplied by an exposure multiplier; and
•TP GP is entitled to performance compensation equal to 20% of net profits, subject to the management fee and a loss carryforward provision.
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
Our subsidiaries are licensed as reinsurers only in Bermuda and we do not plan to seek licenses in any other jurisdiction. The suspension or revocation of any of our subsidiaries license to do business as a reinsurance company in Bermuda for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or until that entity became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.
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
Third Point Re BDA and Third Point Re USA, our wholly owned operating subsidiaries, are registered Bermuda Class 4 insurers. As such, they are subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require each of Third Point Re BDA and Third Point Re USA, among other things, to:
•maintain a minimum level of capital, surplus and liquidity;
•satisfy solvency standards;
•restrict the payment of dividends and distributions;
•deliver notification to the BMA of changes in ownership of our common shares beyond and between certain thresholds specified in the Insurance Act;
•maintain a principal office and appoint and maintain a principal representative in Bermuda; and
•provide for the performance of certain periodic examinations of Third Point Re BDA and Third Point Re USA and their financial condition.
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
We are incorporated in Bermuda and certain of our operating companies are domiciled in Bermuda. In general, Bermuda insurance statutes, regulations and the policies of the BMA are less restrictive than United States state insurance statutes and regulations. We conduct business in the United States through our indirect subsidiary, Third Point Re USA. We do not believe that our U.S.-based operations subject us to licensing requirements in any state in which we operate. However, we cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s licensing requirements. In addition, we will be subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as us.
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
If we complete the Merger, the regulatory framework under which we operate and potential changes thereto could have a material adverse effect on our business.
Upon completion of the merger, our activities will be subject to extensive regulation under the laws and regulations of the U.S., the U.K., Bermuda, Sweden and the EU and its member states and the other jurisdictions in which we operate.
We will devote a significant amount of time and resources to comply with various regulatory requirements imposed in Bermuda, Sweden, the U.S. and the U.K. and various other jurisdictions around the globe. There remains significant uncertainty as to the impact that these various regulations and legislation will have on us. Such impacts could include constraints on our ability to move capital between subsidiaries or requirements that additional capital be provided to subsidiaries in certain jurisdictions, which may adversely impact our profitability. In addition, while we currently expect to have excess capital and surplus under applicable capital adequacy requirements, following completion of the Merger, such requirements or similar regulations, in their current form or as they may be amended in the future, may have a material adverse effect on our business, financial condition or results of operations.
Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
In 2008, the BMA introduced risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the Bermuda Solvency Capital Requirement model. While our subsidiaries, as they currently operate, currently have excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.
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
We could become subject to income tax in one or more countries, including the United States., as a result of activities performed by us, adverse developments or changes in law, contrary conclusions by the relevant tax authorities or other causes. The imposition of any of these income taxes could materially and adversely affect our operations and financial condition.
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
The IRS recently released proposed and final regulations relating to the insurance company exception, including with respect to the TCJA requirements. Under the proposed regulations, investment income will not qualify for the insurance company exception if the expenses (including compensation) paid by a non-U.S. insurer for services of its own officers and employees with respect to core functions (other than investment activities) are not at least 50% of the total expenses for all services with respect to core functions (other than investment activities). Alternatively, a non-U.S. insurer may qualify if based on all facts and circumstances its officers and employees perform the core functions of the business. The final regulations also provide additional rules regarding the insurance company exception and the applicable insurance liabilities test, including rules governing the manner in which the assets and liabilities of subsidiary entities are taken into account. The proposed regulations will be effective if issued in final form.
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
The tax laws and interpretations thereof regarding whether a company is engaged in a United States trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. Certain regulations regarding the application of the passive foreign investment company rules to an insurance company and regarding related party insurance income are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
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
If the Company and/or Third Point Re BDA are treated as FFIs for purposes of FATCA, withholdable payments and foreign passthru payments made to the Company and/or Third Point Re BDA will be subject to a 30% withholding tax unless an FFI Agreement is in effect, pursuant to which such entities would be required to provide information regarding its U.S. direct or indirect owners and to comply with other reporting, verification, due diligence and other procedures established by the IRS, including a requirement to seek waivers of non-U.S. laws that would prevent the reporting of such information, unless otherwise required by an applicable IGA. The IRS may terminate an FFI Agreement if the IRS notifies the Company and/or Third Point Re BDA that it is out of compliance with the FFI Agreement and the Company and/or Third Point Re BDA does not remediate the compliance failure. Even if the Company and/or Third Point Re BDA are subject to an FFI Agreement, distributions to an investor that are treated as foreign passthru payments generally will be subject to a 30% withholding tax (a) if the investor fails to provide information or take other actions required for the Company and/or Third Point Re BDA to comply with the FFI Agreement including, in the case of a non-U.S. investor, providing information regarding certain U.S. direct and indirect owners of the investor (and, in certain circumstances, obtaining waivers of non-U.S. law to permit such reporting), or (b) if the investor is an FFI, unless the investor (i) is subject to an FFI Agreement, (ii) establishes that an exemption applies or (iii) is required to comply with FATCA under an applicable IGA.
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
We may become subject to increased taxation in Bermuda and other countries as a result of the OECD's various proposals or as a result of being listed on the EU list of non-cooperative jurisdictions for tax purposes.
The Organisation for Economic Cooperation and Development (“OECD”), with the support of the Group of Twenty (“G20”), initiated the "base erosion and profit shifting" (“BEPS”) project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational enterprises may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. In October 2015, the OECD issued “final reports” in connection with the BEPS project. The final reports were approved for adoption by the G20 finance ministers in November 2015 and provide the basis for international standards for corporate taxation, which are designed to prevent, among other things, treaty-shopping, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). Action 6 (treaty abuse) led to the development of a global multilateral instrument to incorporate and facilitate changes to tax treaties, which was signed on June 7, 2017. Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions, including country-by-country reporting.
More recently, the OECD also published a “Programme of Work” (organized as two “pillars”) and follow-on reports intended to address the tax challenges created by an increasingly digitalized economy. Pillar One focuses on global profit allocation and includes proposals for new profit allocation and nexus methodologies. In January 2020, the OECD published a statement suggesting that financial services businesses with commercial customers (including insurance) will be outside the scope of Pillar One. Pillar Two addresses remaining BEPS issues by introducing a global minimum tax and a new tax on base eroding payments. The OECD has announced that it intends to obtain consensus by its participating members during 2020, which could give rise to their respective countries enacting new tax legislation and/or amending tax treaties.
As a result of changes in applicable tax law emanating from the developments discussed above, our earnings may be subject to income tax, or intercompany payments may be subject to withholding tax, in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed. The applicable tax authorities could also attempt to apply such taxes to past earnings and payments. Any such additional taxes could materially increase our effective tax rate. Also, the adoption of these standards may increase the complexity and costs associated with tax compliance and adversely affect our financial position and results of operation.
On March 12, 2019, the Council of the European Union added Bermuda to the list of non-cooperative jurisdictions for tax purposes. On May 17, 2019, Bermuda was removed from this list and was listed as a cooperative tax jurisdiction that was subject to certain commitments. The Council of European Union has stated that Bermuda has taken positive steps to comply with their requirements but that further technical changes need to be made to address economic substance concerns. Bermuda had until the end of 2019 to address these concerns. If Bermuda is unable to satisfy the EU’s concerns then it risks being returned to the list of non-cooperative jurisdictions for tax purposes. On February 18, 2020, Bermuda was completely removed from the list. Therefore, we do not currently expect any material adverse effects from these developments. If Bermuda is added back to this list, we may be subject to certain adverse tax and non-tax consequences, which may depend in part on future changes in tax laws and/or administration of relevant EU countries.
Our operations may be affected by the introduction of EU mandatory disclosure rules under DAC 6.
The EU has introduced new rules requiring companies and their respective advisors to disclose information to tax authorities regarding certain cross-border arrangements which satisfy certain conditions, as part of a new Directive widely referred to as “DAC 6”. The scope of the arrangements and conditions which may trigger disclosure is very wide, and not limited to aggressive tax planning or indeed (for certain of the conditions) to arrangements which have any tax motive. Although first disclosures are not required until August 2020, the rules will apply retrospectively to any arrangements put in place or made available for implementation on or after June 25, 2018. The obligation to file disclosures under DAC 6 will fall on persons acting as intermediaries, which in many cases may require our advisers and other service providers to file disclosures relating to arrangements we are party to, in the first instance.
We intend to operate in compliance with DAC 6 mandatory disclosure rules. Achieving and maintaining compliance is likely to entail some cost to us, and any inadvertent failure to comply with our obligations may lead to fines and penalties, which would have an adverse effect on our results. Our shareholders and their respective intermediaries could also be subject to certain disclosure obligations in relation to their investment in us, and should seek guidance from their own advisors in respect of the potential application of DAC 6 to them.

The impact of Bermuda's letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list”. However, we are unable to predict whether any changes will be made to this classification or whether any such changes will subject us or our Bermuda operations to additional taxes.
Risks Relating to Our Common Shares
Future sales of shares by existing shareholders could cause our share price to decline, even if our business is performing well.
Sales of substantial amounts of our common shares in the public market could occur at any time. These sales, or the perception that these sales could occur, could cause the market price of our common shares to decline.
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of December 31, 2020, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 3,494,979 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
As of December 31, 2020, a total of 22,252,206 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of December 31, 2020, there were share options outstanding (subject to vesting) for 8,306,658 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
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
As of December 31, 2020, BlackRock, Inc. and Third Point LLC, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) beneficially own approximately 13.2% and 9.5% of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and options representing the right to purchase 5,820,557 common shares. As a result, BlackRock, Inc. and the Loeb Entities could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
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
Following completion of the Merger, CM Bermuda Ltd., will own more than 35% of our outstanding common shares with a 9.9% voting interest, which may exacerbate the risks described above, reduce liquidity in the market and provide CM Bermuda Ltd. with significant influence over matters requiring shareholder approval. If CM Bermuda Ltd. were to sell its common shares following expiration of the agreed lock-up period, it may increase the volatility of our common share price or put downward pressure on the price of our common shares.
The market price of our common shares may fluctuate significantly.
The market price of our common shares may fluctuate significantly. Among the factors that could affect our share price are:
•industry or general market conditions;
•domestic and international economic factors unrelated to our performance;
•changes in our clients’ needs;
•new regulatory pronouncements and changes in regulatory guidelines;
•lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;
•action by institutional shareholders or other large shareholders (including the Founders), including future sales;
•speculation in the press or investment community;
•investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•any announcement by us or our competitors of a significant contract, acquisition, strategic transaction or expansion into a new line of business;
•our ability to successfully integrate Sirius following the Merger;
•any future sales of our common shares or other securities; and
•additions or departures of key personnel.
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
We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets are located in jurisdictions outside the United States. As such, we have been advised that there is doubt as to whether:
•a holder of our shares would be able to enforce, in the courts of Bermuda, judgments of United States courts against persons who reside in Bermuda based upon the civil liability provisions of the United States federal securities laws;
•a holder of our shares would be able to enforce, in the courts of Bermuda, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws;
•a holder of our shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers who reside outside the United States based solely upon United States federal securities laws.
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
Interested Directors: Bermuda law provides that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. Under Delaware law such transaction would not be voidable if:

•the material facts as to such interested director’s relationship or interests were disclosed or were known to the Board of Directors and the Board of Directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;
•such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction were specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•the transaction were fair as to the corporation as of the time it was authorized, approved or ratified. Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.
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
For example, our bye-laws:
•establish a classified Board of Directors;
•require advance notice of shareholders’ proposals in connection with annual general meetings;
•authorize our board to issue “blank cheque” preferred shares;
•prohibit us from engaging in a business combination with a person who acquires at least 15% of our common shares for a period of three years from the date such person acquired such common shares unless board and shareholder approval is obtained prior to the acquisition;
•require that directors only be removed from office for cause by majority shareholder vote;
•require a supermajority vote of shareholders to effect certain amendments to our memorandum of association and bye-laws; and
•provide a consent right on the part of Daniel S. Loeb to any amendments to our bye-laws or memorandum of association which would have a material adverse effect on their rights for so long as they hold not less than 25% of the number of shares respectively held as of December 22, 2011.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space in Jersey City, New Jersey for Third Point Re USA’s operations. We renew and enter into new leases in the ordinary course of business. For further discussion of our leasing commitments at December 31, 2020, refer to Note 21 to the accompanying consolidated financial statements.
Upon closing of the Merger with Sirius, we will operate in new locations with additional facilities, including the United States, Canada, Europe and Asia.
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
Our common shares are listed on the NYSE under the symbol “TPRE”. On February 19, 2021, the latest practicable date, the last reported sale price of our common shares was $10.08 per share and there were 65 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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

Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in Column 1) (3)
Equity compensation plans approved by shareholders	8,306,658	$13.45	7,617,210
Equity compensation plans not approved by shareholders	—	n/a	—
Total	8,306,658	$13.45	7,617,210
(1) Represents the number of shares associated with options outstanding as of December 31, 2020.
(2) Represents the weighted average exercise price of options disclosed.
(3) Represents the number of shares remaining available for issuance with respect to future awards under our Omnibus Equity Incentive Plan.
Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”) for the five year period commencing December 31, 2015 through to December 31, 2020. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
tTPRE	$100.00	$86.13	$109.25	$71.89	$78.45	$70.99
■S&P 500	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
▲Dow Jones P&C	$100.00	$114.96	$132.64	$125.59	$156.54	$158.03
1.The above graph assumes that the value of the investment was $100 on December 31, 2015.
2.This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Issuer Purchases of Equity Securities
During the years ended December 31, 2020 and 2019, the Company did not repurchase any of its common shares.
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
As of December 31, 2020, the Company was authorized to repurchase up to an aggregate of $61.3 million of additional common shares under its share repurchase program.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”).
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
For discussion of our results of operations and changes in financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K which was filed with the SEC on February 28, 2020.
Overview
We are a holding company domiciled in Bermuda. Through our reinsurance subsidiaries, we provide specialty property and casualty reinsurance products to insurance and reinsurance companies on a worldwide basis. Our goal is to deliver attractive equity returns to our shareholders by combining profitable reinsurance underwriting with a differentiated investment strategy.
We manage our business on the basis of one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income (loss), general and administrative expenses related to corporate activities, other expenses, interest expense, foreign exchange losses and income tax (expense) benefit.
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
We have received all required regulatory approvals, and we expect the Merger to close on February 26, 2021. Please refer to our Current Report on Form 8-K filed with the SEC on August 7, 2020, for additional description of the Merger and related transactions.
We expect that the Merger will have a material impact to our business. Following closing of the Merger, SiriusPoint plans to create a highly diversified portfolio with expanded underwriting capabilities, geographic footprint and product offerings. SiriusPoint expects to offer an enhanced scale and global platform, with access to admitted and non-admitted paper in Europe, the United States, Bermuda and Lloyd’s. Refocused underwriting strategies will position SiriusPoint to capitalize on market opportunities with a proven management team to focus on underwriting profitability. SiriusPoint will reposition its investment portfolio to better align with its underwriting strategy, while leveraging its strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
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
Arcadian
In September 2020, we announced an investment in Arcadian Risk Capital Ltd. (“Arcadian”), a start-up led by John Boylan, a well-known industry executive with a 30-year track record in the global insurance market. We made a significant capital commitment and will own a minority stake in the newly-formed company. In addition to capitalizing Arcadian, we will also provide insurance paper and meaningful net capacity. Arcadian has been established as a managing general agent and incorporated in Bermuda where Arcadian will initially operate. Arcadian commenced operations on October 1, 2020 with a Bermuda-only platform, with a plan to expand to multiple offices over time where it will underwrite various lines of insurance business, via established broker networks. For the year ended December 31, 2020, Arcadian wrote $19.0 million of professional and general liability business.

Investment Management
Through December 31, 2020, our investment strategy was implemented by our investment manager, Third Point LLC. Third Point LLC serves as investment manager for TP Fund, as well as for our collateral assets and other fixed income investments.
The following is a summary of our total net investments managed by Third Point LLC as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	($ in thousands)
TP Fund	$1,055,618	$860,630
Collateral and other investment assets (1)	1,822,850	1,729,497
Total net investments managed by Third Point LLC	$2,878,468	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money market funds, and sovereign debt. Other investment assets primarily consist of U.S. Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt.
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
Other investment assets had historically consisted solely of U.S. treasuries and cash equivalents from the time of our withdrawal of $750.0 million from the TP Fund in mid-2019. During the first quarter of 2020, the Company determined it would invest in a more opportunistic credit portfolio to take advantage of dislocations in the credit market brought on by the COVID-19 pandemic. During the first quarter, we invested approximately $220.0 million in corporate debt from liquid, high quality issuers as well as a portfolio of non-investment grade structured credit securities, primarily in residential mortgage-backed securities and consumer loans.
In the final weeks of the first quarter and carrying into the second quarter, markets responded positively and retraced some of the spread widening during the first quarter, underscoring the importance of timing this allocation to credit. We sold out of many of our positions in investment grade bonds initially purchased in the first quarter that recovered strongly in the second quarter of 2020.
In the third quarter of 2020, equity markets rebounded with technology-oriented stocks leading out-performance globally. Third Point LLC initiated new positions within several growth-oriented stocks that it believed would emerge even stronger in the post-COVID world. These positions contributed to positive performance in the third and fourth quarters of 2020.
Business Outlook
The COVID-19 pandemic has had and is expected to continue to have a significant effect on the (re)insurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, continued low interest rates, equity market volatility and ongoing business and financial market impacts of COVID-19 associated economic downturn. The insurance industry has already sustained material losses resulting from COVID-19, with potentially more to come, which will reduce available capital; and which we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before the impacts of COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain.
Impact of COVID-19 on Business Operations
We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic has unfolded. As local directives required us to transition our operations in each of our locations to remote working arrangements, all functions remain fully operational with all employees having remote access to the Company’s network and IT systems. Each employee is equipped with a laptop and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. Our offices have since started to reopen with some employees working from our offices and some employees continuing to work remotely.
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
Underwriting Outlook
The following is a summary of our underwriting outlook by each line of business:
Property
Since the beginning of 2019, the property catastrophe reinsurance market, and in particular the Florida windstorm, California wildfire, Japan windstorm and loss affected retrocession market have been experiencing increases in rate due to significant catastrophe losses in recent years, increases in loss estimates on prior year losses, and in some cases reduced supply. This momentum continued during the first and second quarter 2020 renewals, where we have seen rate increases across most property catastrophe contracts. Property catastrophe reinsurance pricing in regions that have not been impacted by loss has remained broadly flat to slightly up. In addition terms and conditions on property catastrophe contracts have improved in areas that are less quantifiable in terms of impact on pure exposure based rate change.
As a result of changes in market conditions as well as having an established portfolio in place as we entered the 2020 property catastrophe renewals, we re-positioned our property catastrophe portfolio into more attractive sub-segments of the market. We reduced the amount of premium from retrocessional quota share contracts, where we paid a ceding and profit commission and increased the amount of premium from direct reinsurance as well as retrocessional excess of loss contracts. We expect the re-positioning of the property catastrophe portfolio and improvements in pricing to result in improved expected profitability.
Outside of property catastrophe reinsurance, we have also experienced some improvement in reinsurance terms and conditions and underlying pricing across other property business in our portfolio, with the previously observed trends continuing as expected.
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
Specialty
We have started to see a resumption of business opportunities in credit risk exposed lines of business, although we remain extremely cautious. The slowdown in the origination of new mortgage loans in the United States that we saw earlier in 2020 reversed dramatically in the latter part of the year, with existing and pending sales rebounding to above pre-COVID-19 levels and refinancings benefiting from lowered interest rates. We continue to see improved lending, mortgage insurance underwriting and overall production quality across our portfolio.
In other specialty lines we write, many of which are specialty catastrophe focused, we expect to see significant insurance market impacts from COVID-19 and in some cases, losses to our portfolio. We expect to see new opportunities, as many of the lines we pursue will experience significant rate increases, improvement in other terms and conditions and opportunities for new capacity resulting from a combination of increased demand and reductions in capacity from reinsurers more significantly impacted by losses from COVID-19.
We expect our underwriting strategy to change significantly following our Merger with Sirius. We expect to create a highly diversified portfolio with expanded underwriting capabilities, geographic footprint and product offerings. Following closing of the Merger, we expect to manage our business through four operating segments: Property, Specialty, Accident & Health and Runoff & Other.
Strategic Reinsurance Investments
Across many of our business lines, we focus on solutions driven opportunities, where we creatively structure products tailored to a client’s financial needs and objectives. In select situations, we create structures that result in long-term partnerships and optionality on what we believe to be high margin insurance or reinsurance premium with expense efficient operating models. We offer two value-added approaches to drive origination of these types of opportunities, one being solution-driven reinsurance structures that are creative, flexible and responsive to a client’s desire to use reinsurance in their capital structure, in lieu of other capital alternatives, and the other being non-reinsurance capital (equity/debt) solutions paired with reinsurance. We have closed a number of transactions, both reinsurance only and capital products combined with reinsurance, and have several pipeline opportunities. We believe our efficient operating model combined with skill sets in both the reinsurance and capital markets is a material differentiating factor in our successful origination and execution of these opportunities, which we expect will begin to represent a growing proportion of our premium volume in the future.
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
In the final weeks of the first quarter and carrying into the second quarter, markets responded positively and retraced some of the spread widening during the first quarter, underscoring the importance of timing this allocation to credit. We sold out of many of our positions in investment grade bonds initially purchased in the first quarter that recovered strongly in the second quarter of 2020.
In the third quarter of 2020, equity markets rebounded with technology-oriented stocks leading out-performance globally. Third Point LLC initiated new positions within several growth-oriented stocks that it believed would emerge even stronger in the post-COVID world. These positions contributed to positive performance in the third and fourth quarter of 2020.
Within equities, Third Point LLC remains focused on selectively adding to its portfolio of high-quality, long-term compounders when presented with opportune entry points amidst continued volatility. Within structured credit, Third Point LLC will look to take advantage of new regulatory constraints and its substantial balance sheet to source deals for whole loan portfolios. Over the coming quarters, Third Point LLC expects to focus on credit situations that are fundamentally deteriorating but have capital structure solutions, under-appreciated strengths, or improving trajectories where the market is looking backwards.
We expect our investment strategy to change significantly following our Merger with Sirius. Following closing of the Merger, our fixed income investments, which will comprise the vast majority of our portfolio, will be outsourced to a diversified range of third-party asset managers. Third Point LLC will continue to manage the majority of our alternative investment allocation, specialty asset classes as well as working with us on tailored asset-liability management strategies. We believe that this will be a strategic differentiator on our returns while also reducing volatility and creating a portfolio mix more in line with peer property/casualty reinsurers.
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

The table below shows the key performance indicators for our consolidated business for the years ended December 31, 2020 and 2019:

	2020	2019
Key underwriting metrics for Property and Casualty Reinsurance segment:	($ in thousands, except for per share data and ratios)
Net underwriting loss (1)	$(63,185)	$(22,349)
Combined ratio (1)	110.3%	103.2%

Key investment return metrics:
Net investment income	$278,938	$282,560
Net investment return on investments managed by Third Point LLC	10.6%	12.8%

Key shareholders’ value creation metrics:
Basic book value per share (2)	$16.88	$15.37
Diluted book value per share (2)	$16.42	$15.04
Change in diluted book value per share (2)	9.2%	15.9%
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders (2)	10.1%	16.7%
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
Key Investment Return Metrics
Net investment income
Net investment income is an important measure that affects overall profitability. Net investment income is primarily affected by the performance of Third Point LLC as TP Fund’s investment manager and the amount of investable cash generated by our reinsurance operations. Net investment income also includes the investment income on collateral assets and certain other investment assets managed by Third Point LLC. Pursuant to the investment management agreement between TP Fund and Third Point LLC, Third Point LLC is required to manage TP Fund’s investment portfolio on a basis that is substantially equivalent to Third Point Offshore Master Fund L.P., but with increased exposures through the use of additional financial leverage and subject to certain conditions set forth in TP Fund’s investment guidelines. These conditions include a limitation on portfolio leverage, and a limitation on portfolio concentration in individual securities. The 2019 LPA allows us to withdraw cash from the TP Fund at any calendar month end or at the close of business each Wednesday during a month with not less than three days’ notice to pay claims, not less than five days’ notice to pay expenses and with not less than three days’ notice in order to satisfy the requirements of AM Best. Net investment income is net of investment expenses, which include performance and management fees to related parties.
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
As of December 31, 2020, basic book value per share was $16.88, representing an increase of $1.51 per share, or 9.8%, from $15.37 per share as of December 31, 2019. The increase was primarily due to net income in the year.
As of December 31, 2020, diluted book value per share was $16.42, representing an increase of $1.38 per share, or 9.2%, from $15.04 per share as of December 31, 2019. The increase was primarily due to net income in the year.
Return on Beginning Shareholders’ Equity Attributable to Third Point Re Common Shareholders
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders as presented is a non-GAAP financial measure. See “Non-GAAP Financial Measures and Other Financial Metrics” for reconciliation.
The decrease in return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in net income during the current year period.
Consolidated Results of Operations—Years ended December 31, 2020 and 2019
The following table sets forth the key items discussed in the consolidated results of operations section, and the year over year changes, for the years ended December 31, 2020 and 2019:

	2020	2019	Change
	($ in thousands)
Net underwriting loss	$(63,185)	$(22,349)	$(40,836)
Net investment income	278,938	282,560	(3,622)
Net investment return on investments managed by Third Point LLC	10.6%	12.8%	(2.2)%
Corporate expenses	(39,765)	(30,397)	(9,368)
Other expenses	(10,573)	(16,619)	6,046
Interest expense	(8,230)	(8,228)	(2)
Foreign exchange losses	(5,219)	(3,635)	(1,584)
Income tax expense	(8,108)	(713)	(7,395)
Net income available to Third Point Re common shareholders	$143,517	$200,619	$(57,102)
A key driver of our consolidated results of operations is the performance of our investments managed by Third Point LLC. Given the nature of the underlying investment strategies and current market conditions as a result of COVID-19, we could experience increased volatility in our net investment returns and net investment income and therefore in our consolidated results.

Investment Results
Investment Portfolio
The following is a summary of our total net investments managed by Third Point LLC as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	($ in thousands)
TP Fund	$1,055,618	$860,630
Collateral and other investment assets (1)	1,822,850	1,729,497
Total net investments managed by Third Point LLC	$2,878,468	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money market funds, and sovereign debt. Other investment assets primarily consist of U.S. Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt.
The following tables present the total long, short and net exposure of our total net investments managed by Third Point LLC as of December 31, 2020 and 2019 by strategy and geography:

	December 31, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Equity	63%	(18)%	45%	50%	(22)%	28%
Credit	16%	—%	16%	9%	—%	9%
Other	4%	—%	4%	7%	(2)%	5%
	83%	(18)%	65%	66%	(24)%	42%

	December 31, 2020			December 31, 2019
	Long	Short	Net	Long	Short	Net
Americas	67%	(14)%	53%	47%	(17)%	30%
Europe, Middle East and Africa	12%	(3)%	9%	14%	(3)%	11%
Asia	4%	(1)%	3%	5%	(4)%	1%
	83%	(18)%	65%	66%	(24)%	42%
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

Investment Returns
The following is a summary of the net investment return for our total net investments managed by Third Point LLC for the years ended December 31, 2020 and 2019:

	2020	2019
TP Fund	22.7%	22.9%
Collateral and other investments	4.9%	2.3%
Net investment return on investments managed by Third Point LLC (1)	10.6%	12.8%
(1)Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment income for our total net investments managed by Third Point LLC for the years ended December 31, 2020 and 2019:

	2020	2019
	($ in thousands)
TP Fund	$194,988	$249,626
Collateral and other investments (1)	83,301	30,902
Net investment income on investments managed by Third Point LLC (2)	$278,289	$280,528
(1)Includes foreign exchange gains of $5.9 million for the year ended December 31, 2020 (2019 - $6.4 million) resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts. Non-U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange gains from the revaluation of foreign currency reinsurance collateral held in trust accounts are offset by corresponding foreign exchange losses from the revaluation of foreign currency loss and loss adjustment expense reserves.
(2)Refer to “Non-GAAP Financial Measures and Other Financial Metrics” for a description of the net investment return on investments managed by Third Point LLC.
The following is a summary of the net investment return by investment strategy on total net investments managed by Third Point LLC for the years ended December 31, 2020 and 2019:

	2020
	Long	Short	Net
Equity	6.7%	(3.7)%	3.0%
Credit	5.9%	(0.1)%	5.8%
Other	1.3%	0.5%	1.8%
Net investment return on investments managed by Third Point LLC	13.9%	(3.3)%	10.6%

	2019
	Long	Short	Net
Equity	16.6%	(6.1)%	10.5%
Credit	1.1%	(0.5)%	0.6%
Other	1.7%	—%	1.7%
Net investment return on investments managed by Third Point LLC	19.4%	(6.6)%	12.8%
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
For the year ended December 31, 2020, the net investment results were primarily attributable to long event/fundamental equities, in particular a renewed focus on growth and technology positions. Short equity investments and hedges partially offset overall gains for the equity strategy. Investments in investment grade corporate credit and residential mortgage backed securities contributed strong performance in the credit strategy. The other strategy contributed modestly to net gains for the year due to private investments.
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
The other key changes in our consolidated results for the years ended December 31, 2020 compared to the prior year period were primarily due to the following:
Corporate Expenses
General and administrative expenses allocated to corporate expenses include allocations of payroll and related costs for certain employees for non-underwriting activities. We also allocate a portion of overhead and other related costs based on a headcount analysis.
The increase in corporate expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to an increase in professional fees and regulatory fees associated with the Merger of $16.7 million. The increase was partially offset by separation costs incurred in the prior year and lower payroll related costs in the current year primarily due to lower annual incentive plan compensation expense accruals.
Other Expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts and changes in value of reinsurance contracts that meet the definition of a derivative contract. The decrease in other expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to revised estimates of underlying assumptions in the current year period on certain deposit liability contracts resulting in a decrease in other expenses compared to the prior year period. The decrease in other expenses was also impacted by income on certain reinsurance contracts accounted for as derivative contracts in the current year period.
Interest Expense
In February 2015, TPRUSA issued $115.0 million of senior notes bearing 7.0% interest. As a result, our consolidated results of operations include interest expense related to the senior notes.
Foreign Exchange Gains (Losses)
The foreign exchange losses were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which weakened in the current year period. For these contracts, non U.S. dollar reinsurance assets, or balances held in trust accounts securing reinsurance liabilities generally offset reinsurance liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As a result, the foreign exchange losses on loss and loss adjustment expense reserves were offset by corresponding foreign exchange gains included in net investment income resulting from the revaluation of foreign currency reinsurance collateral held in trust accounts.
Refer to “ITEM 7A. Quantitative and Qualitative Disclosures about Market Risks” for further discussion on foreign currency risk related to our reinsurance contracts.
Income Taxes
The increase in income tax expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily the result of an increase in taxable income generated by our U.S. subsidiaries.

See Note 15 to our consolidated financial statements for additional information regarding our income taxes.
Segment Results — Years ended December 31, 2020 and 2019
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. For the periods presented, our business comprises one operating segment, Property and Casualty Reinsurance.
Property and Casualty Reinsurance
The following table sets forth net underwriting results and ratios, and the year over year changes for the Property and Casualty Reinsurance segment for the years ended December 31, 2020 and 2019:

	2020	2019	Change
	($ in thousands)
Gross premiums written	$588,035	$631,846	$(43,811)
Gross premiums ceded	(39,717)	(9,265)	(30,452)
Net premiums earned	610,852	700,142	(89,290)
Loss and loss adjustment expenses incurred, net	465,298	403,499	61,799
Acquisition costs, net	187,062	295,626	(108,564)
General and administrative expenses	21,677	23,366	(1,689)
Net underwriting loss	$(63,185)	$(22,349)	$(40,836)
Underwriting ratios (1):
Loss ratio	76.2%	57.6%	18.6%
Acquisition cost ratio	30.6%	42.2%	(11.6)%
Composite ratio	106.8%	99.8%	7.0%
General and administrative expense ratio	3.5%	3.4%	0.1%
Combined ratio	110.3%	103.2%	7.1%
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
The following table provides a breakdown of our Property and Casualty Reinsurance segment’s gross premiums written by line of business for the years ended December 31, 2020 and 2019:

	2020		2019
	($ in thousands)
Property	$172,330	29.3%	$144,271	22.8%
Casualty	208,013	35.4%	151,893	24.0%
Specialty	178,746	30.4%	248,044	39.3%
Total prospective reinsurance contracts	559,089	95.1%	544,208	86.1%
Retroactive reinsurance contracts	28,946	4.9%	87,638	13.9%
	$588,035	100.0%	$631,846	100.0%
The decrease in gross premiums written of $43.8 million, or 6.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 was driven by:
    Factors resulting in decreases:
•We recognized $202.7 million of premium in the year ended December 31, 2019 related to contracts that we did not renew in the year ended December 31, 2020, including one multi-line contract for $96.3 million, which no longer fit our underwriting criteria following our shift in underwriting strategy.
•We recognized a net increase in premium of $46.4 million in the year ended December 31, 2020 compared to a net increase of $102.8 million in the year ended December 31, 2019 related to the net impact of contract extensions, cancellations and contracts renewed with no comparable premium in the comparable period.
•Changes in renewal premiums for the year ended December 31, 2020 resulted in a net decrease in premiums of $0.7 million. Premiums can change on renewals of contracts due to a number of factors, including: changes in our line size or participation, changes in the underlying premium volume and pricing trends of the client’s program as well as other contractual terms and conditions.
    Factors resulting in increases:
•For the year ended December 31, 2020, we wrote $182.7 million of new premium, of which $108.7 million was casualty business, $57.0 million was property business and $17.0 million was specialty business.
•We recorded net increases in premium estimates relating to prior periods of $67.9 million and $34.6 million for the years ended December 31, 2020 and 2019, respectively. The increase in premium estimates for the year ended December 31, 2020 was due to several contracts for which clients provided updated projections indicating that they expected to write more business than initially estimated. This increase was partially offset by a reduction in premium estimates arising from the impact of COVID-19.
Gross Premiums Ceded
The increase in gross premiums ceded for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to one fronted reinsurance treaty, a small number of property catastrophe retro purchases for the purposes of portfolio management and gross premiums ceded of $9.5 million relating to Arcadian.

Net Premiums Earned
The decrease in net premiums earned for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a lower in-force underwriting portfolio and retroactive exposures in reinsurance contracts that were written and fully earned in the current year period of $28.1 million compared to $85.1 million for the year ended December 31, 2019.
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
For the year ended December 31, 2020, we incurred net catastrophe losses of $36.6 million, net of reinstatement premiums and profit commission adjustments, related to Hurricane Laura and other 2020 catastrophe events. This resulted in an increase in the combined ratio of 6.0 percentage points for the year ended December 31, 2020.
For the year ended December 31, 2019, we incurred net catastrophe losses of $29.0 million, net of reinstatement premiums and profit commission adjustments, related to Hurricane Dorian, Typhoons Faxai and Hagibis and other 2019 catastrophe events. This resulted in an increase in the combined ratio of 4.1 percentage points for the year ended December 31, 2019.
The COVID-19 outbreak is causing unprecedented social disruption, global economic volatility, reduced liquidity of capital markets and intervention by various governments around the world. For the year ended December 31, 2020, we recognized net losses of $46.7 million, net of additional premiums, or 7.6 percentage points, on the combined ratio, relating to COVID-19. These losses were driven primarily by event cancellation, property business interruption, and certain casualty and multi-line quota share contracts.
The economic impact of the ongoing pandemic will continue to create uncertainty around the ultimate scope of claims and potential for additional insurance losses. Our estimates are based on currently available information provided by cedents. These estimates include losses only related to our estimate of claims incurred as of December 31, 2020. It is also possible that changes in economic conditions and the various economic stimulus deployed by governments across the world in response to COVID-19 could lead to higher or lower inflation than we had anticipated, which could in turn lead to an increase or decrease in loss costs and the need to strengthen or reduce claims and claim adjustment expense reserves.
The following is a summary of the net impact from loss reserve development for the years ended December 31, 2020 and 2019:
For the year ended December 31, 2020, we recognized $15.0 million, or 2.5 percentage points on the combined ratio, of net adverse prior years’ reserve development as a result of increases in loss reserve estimates. The $15.0 million of net adverse prior years’ reserve development for the year ended December 31, 2020 was accompanied by net increases of $11.8 million, or 1.9 percentage points on the combined ratio, in acquisition costs and net decreases of $7.8 million in earned premium, or 1.3 percentage points on the combined ratio, resulting in a $34.6 million increase in net underwriting loss, or 5.7 percentage points on the combined ratio. The increase in net underwriting loss was primarily due to the following factors:
•$19.9 million and $18.9 million of net adverse underwriting loss development relating to our general liability and multi-line contracts, respectively, as a result of worse than expected loss experience. The adverse underwriting loss development is a result of accumulated loss experience and cedent reserving increases, indicating that underlying casualty loss trends are higher than initial pricing and reserving, consistent with the industry impact of social inflation. In addition, the current elevated level of uncertainty makes historical data less applicable for future projections, and has contributed to an increase in the estimate of ultimate losses on certain accounts; partially offset by
•$7.6 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience; and
•$2.4 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of $21.6 million associated with this contract was offset by an increase in acquisition costs of $19.2 million.
For the year ended December 31, 2019, we recognized $98.5 million, or 14.1 percentage points on the combined ratio, of net favorable prior years’ reserve development as a result of decreases in loss reserve estimates. The $98.5 million of net favorable prior years’ reserve development for the year ended December 31, 2019 was accompanied by net increases of $100.9 million, or 14.4 percentage points on the combined ratio, in acquisition costs and net increases of $7.8 million in earned premium, or 1.1 percentage points on the combined ratio, resulting in a $5.4 million improvement in the net underwriting results, or 0.8 percentage points improvement on the combined ratio. The improvement in the net underwriting results was primarily due to the following factors:
•$14.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$3.5 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience;
•$0.5 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable reserve development associated with this contract of $69.4 million was offset by an increase in acquisition costs of $68.9 million; partially offset by
•$8.8 million of net adverse underwriting loss development relating to our general liability contracts, as a result of worse than expected loss experience; and
•$8.1 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience.
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
The decrease in acquisition costs, net, and the related acquisition cost ratio for the year ended December 31, 2020 was impacted by a change in mix of business, including an increase in property catastrophe excess of loss contracts with lower acquisition costs, a decrease in earned premium volume and profit commission adjustments.
The decrease in acquisition costs, net, for the year ended December 31, 2020 compared to the year ended December 31, 2019 was impacted by lower profit commission adjustments arising from favorable loss development on retroactive reinsurance contracts compared to the prior year period. For the year ended December 31, 2020, we recognized $19.2 million, or 3.1 percentage points, of profit commission adjustments arising from favorable loss development on one retroactive reinsurance contract, compared to $68.9 million, or 9.8 percentage points, of profit commission adjustments for the year ended December 31, 2019.

See additional information in Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
The decrease in general and administrative expenses allocated to underwriting activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily the result of lower annual incentive plan compensation expense accruals, lower credit facility fees and lower travel expenses. The decrease was partially offset by higher stock compensation expense as a result of more restricted shares with performance and service conditions considered probable of vesting, higher annual compensation expense from new employees and due to an increase in expenses associated with the new managing general agent, Arcadian.
Our incentive plan accrual was lower for the year ended December 31, 2020 compared to the year ended December 31, 2019 to reflect the performance of the Company in the respective periods relative to the incentive plan compensation performance metrics, primarily driven by the impact of the combined ratio relative to target performance.
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

The following table sets forth the computation of basic and diluted book value per share as of December 31, 2020 and 2019:

	2020	2019
Basic and diluted book value per share numerator:	($ in thousands, except share and per share amounts)
Shareholders' equity attributable to Third Point Re common shareholders	$1,563,925	$1,414,074
Basic and diluted book value per share denominator:
Common shares outstanding	95,582,733	94,225,498
Unvested restricted shares	(2,933,993)	(2,231,296)
Basic book value per share denominator:	92,648,740	91,994,202
Effect of dilutive warrants issued to founders and an advisor (1)	—	172,756
Effect of dilutive stock options issued to directors and employees (1)	—	225,666
Effect of dilutive restricted shares issued to directors and employees (2)	2,573,638	1,654,803
Diluted book value per share denominator:	95,222,378	94,047,427

Basic book value per share	$16.88	$15.37
Diluted book value per share	$16.42	$15.04
(1)    As of December 31, 2020, there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants and options.
(2)     As of December 31, 2020, the effect of dilutive restricted shares issued to directors and employees was comprised of 1,171,058 restricted shares with a service condition only and 1,402,580 restricted shares with a service and performance condition that were considered probable of vesting.
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
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders for the years ended December 31, 2020 and 2019 was calculated as follows:

	2020	2019
	($ in thousands)
Net income available to Third Point Re common shareholders	$143,517	$200,619
Shareholders’ equity attributable to Third Point Re common shareholders - beginning of year	1,414,074	1,204,574
Return on beginning shareholders’ equity attributable to Third Point Re common shareholders	10.1%	16.7%
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
As of December 31, 2020, Third Point Re BDA could pay dividends to Third Point Re of approximately $316.7 million (December 31, 2019 - $314.5 million). Third Point Re USA has also entered into a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. In order to comply with the Net Worth Maintenance Agreement, we have committed to ensuring that Third Point Re USA will maintain a minimum level of capital of $250.0 million. Failure of Third Point Re USA to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re

USA from paying dividends to us. As a result, Third Point Re USA could pay dividends to Third Point Re of approximately $47.4 million as of December 31, 2020 (December 31, 2019 - $21.6 million).
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best. This could further reduce the ability and amount of dividends that could be paid from Third Point Re BDA or Third Point Re USA to Third Point Re.
To date, COVID-19 has not impacted our ability to meet the liquidity requirements of our business and has also not affected our ability to meet regulatory or rating agency capital requirements or our ability to meet other contractual commitments.
Other Liquidity Requirements
Third Point Re fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 12 to our consolidated financial statements for detailed information on our Senior Notes.
Third Point Re may also require cash to fund share repurchases. See Note 16 to our consolidated financial statements for detailed information on our share repurchases.
For additional commitments and contingencies that may affect our liquidity requirements see Note 21 to our consolidated financial statements.
Sources of Liquidity
Our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.
TP Fund’s investment portfolio is concentrated in tradeable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the 2019 LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. We may withdraw all or a portion of our capital account balance from TP Fund at any calendar month end or at the close of business on each Wednesday during a month, with not less than three days’ notice to pay claims on our reinsurance contracts, and with not less than five days’ notice to pay for expenses, and on not less than three days’ notice in order to satisfy a requirement of AM Best. We believe the liquidity profile of the net investments underlying the TP Fund, the Company’s rights under the 2019 LPA to withdraw from the TP Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations.
As of December 31, 2020 and 2019, the total net investments managed by Third Point LLC consisted of:

	December 31, 2020	December 31, 2019
	($ in thousands)
TP Fund	$1,055,618	$860,630
Collateral and other investment assets (1)	1,822,850	1,729,497
Total net investments managed by Third Point LLC	$2,878,468	$2,590,127
(1)Collateral assets primarily consist of fixed income securities such as U.S. Treasuries, money market funds, and sovereign debt. Other investment assets primarily consist of U.S. Treasuries, structured and corporate credit fixed income securities such as corporate bonds, asset-backed securities and bank debt.
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
Operating, investing and financing cash flows for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
	($ in thousands)
Net cash provided by operating activities	$73,356	$141,112
Net cash provided by investing activities	6,109	786,857
Net cash provided by (used in) financing activities	(19,484)	12,652
Net increase in cash, cash equivalents and restricted cash	59,981	940,621
Cash, cash equivalents and restricted cash at beginning of year	1,653,958	713,337
Cash, cash equivalents and restricted cash at end of year	$1,713,939	$1,653,958
Operating Activities
Cash flows provided by operating activities generally represent net premiums collected less loss and loss adjustment expenses, acquisition costs and general and administrative expenses paid.
The decrease in cash flows from operating activities in the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower net reinsurance receipts and higher expenses in the current year period.
Excess cash generated from our operating activities is typically then invested by Third Point LLC into either the TP Fund or other fixed income investments. The amount of net reinsurance receipts can vary significantly from period to period depending on the timing, type and size of reinsurance contracts we bind.
Investing Activities
Cash flows provided by investing activities primarily reflects investment activities related to our investment in TP Fund, fixed income investments and collateral assets.
Cash flows provided by investing activities for the year ended December 31, 2020 primarily relates to investment activity from the opportunistic credit portfolio. Cash flows provided by investing activities for the years ended December 31, 2019 primarily relates to net redemptions of $673.0 million from TP Fund.

Financing Activities
Cash flows used in financing activities for the year ended December 31, 2020 consisted of $20.2 million from payments on deposit liability contracts. Cash flows provided by financing activities for the year ended December 31, 2019 consisted of $10.8 million from receipts on deposit liability contracts.
For the period from inception until December 31, 2020, we have had sufficient cash flow from the proceeds of our initial capitalization and IPO, the issuance of Notes in February 2015, and from our operations to meet our liquidity requirements. We expect that projected operating and capital expenditure requirements and debt service requirements for at least the next twelve months will be met by our balance of cash, cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
See Note 3 to our consolidated financial statements for additional information on restricted cash, cash equivalents and investments.
Restricted cash and cash equivalents and restricted investments increased by $117.1 million, or 10.1%, to $1,274.3 million as of December 31, 2020 from $1,157.2 million as of December 31, 2019. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral.
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
Letter of Credit Facilities
See Note 12 to our consolidated financial statements for additional information regarding our letter of credit facilities.
As of December 31, 2020, $303.4 million (December 31, 2019 - $251.8 million) of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned facilities as of December 31, 2020.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents. As of December 31, 2020, total cash and cash equivalents with a fair value of $306.0 million (December 31, 2019 - $254.2 million) was pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.

Impact of Sirius Merger on Liquidity and Capital Resources
We have received all required regulatory approvals, and we expect the Merger to close on February 26, 2021. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed on the expected timeline or at all.
The total deal consideration was estimated at the time of announcement as $788.0 million, which comprises stock, cash, and other contingent value components, each in an amount to be determined as set forth in the Merger Agreement. We anticipate funding the cash consideration to be paid by Third Point Re from available cash resources.
We incurred $16.7 million of professional fees and regulatory fees associated with the Merger in the year ended December 31, 2020. We expect to incur additional costs and expenses associated with the Merger in 2021. These additional one-time costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.
Upon closing of the Merger, we anticipate that our operating subsidiaries will have adequate capital resources and sufficient cash flows to meet their expected claims payments and operational expenses, and that we will have adequate capital resources, or access to capital resources, to meet our obligations, including dividend payments, interest payments on our senior notes and other liabilities, as they come due.
Refer to “Overview - Sirius Merger” for additional information on the Merger.
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
Financial Condition
The COVID-19 pandemic has had, and will continue to have, a significant impact on the reinsurance industry and although it is too early to determine the ultimate impact it will have on us, we continue to maintain a strong capital position. We will continue to prudently assess the reinsurance and investment opportunities presented to us, and believe that we are well positioned to continue to deploy our capital efficiently.
Shareholders’ equity
As of December 31, 2020, total shareholders’ equity was $1,565.3 million compared to $1,414.1 million as of December 31, 2019. The increase was primarily due to net income available to Third Point Re common shareholders of $143.5 million.
Investments
As of December 31, 2020, total cash and net investments managed by Third Point LLC was $2,878.5 million, compared to $2,590.1 million as of December 31, 2019. The increase was due to net investment income on investments managed by Third Point LLC of $278.3 million and net contributions of $10.1 million.
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
The indenture governing the Senior Notes contains customary events of default, and limits our ability to merge or consolidate or to transfer or sell all or substantially all of our assets and TPRUSA’s ability to create liens on the voting securities or profit participating equity interests of Third Point Re USA, its wholly-owned insurance subsidiary. In certain circumstances specified in the indenture governing the Senior Notes, certain of our existing or future subsidiaries may be required to guarantee the Senior Notes. Interest on the Notes is subject to adjustment from time to time in the event of a downgrade or subsequent upgrade of the rating assigned to the Senior Notes or in connection with certain changes in the ratio of consolidated total long-term indebtedness to capitalization (each as defined in the indenture governing the Senior Notes). As of December 31, 2020, we were in compliance with all of the covenants under the indenture governing the Senior Notes, and during the year then ended, no event requiring an increase in the interest rate applicable to the Senior Notes occurred.
Our contractual obligations as of December 31, 2020 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in thousands)
Senior Notes due 2025 (1)	$115,000	$—	$—	$115,000	$—
Scheduled interest payments (1)	36,225	8,050	16,100	12,075	—
Subtotal - Debt obligations	151,225	8,050	16,100	127,075	—
Loss and loss adjustment expense reserves (2)	1,310,068	287,291	462,048	266,112	294,617
Other operating agreements (3)	790	499	291	—	—
Rental leases (4)	881	842	39	—	—
Deposit liabilities (5)	152,961	23,815	39,090	32,189	57,867
	$1,615,925	$320,497	$517,568	$425,376	$352,484
(1)    See Note 12 to our consolidated financial statements for detailed information on our Senior Notes.
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
(4)    We lease office space at Point House in Pembroke, Bermuda. This one year lease expires on November 30, 2021. We also lease office space in Jersey City, New Jersey, U.S.A. This three year lease expires on February 28, 2022.

(5)    See Note 11 to our consolidated financial statements for detailed information on deposit liability contracts. For purposes of this contractual obligations table, we have included estimates of future interest accruals and the amount we expect the deposit liability contracts would settle for at their probable settlement dates.
Definitive Agreement with Sirius
On August 6, 2020, Third Point Re, entered into a Merger Agreement, by and among the Company, Sirius and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Sirius, with Sirius continuing as the surviving company in the Merger, as a wholly owned subsidiary of the Company. Refer to “Overview - Sirius Merger” for additional information on the Merger. We have received all required regulatory approvals, and we expect the Merger to close on February 26, 2021.
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
During the year ended December 31, 2020, we recorded $67.9 million of changes in premium estimates on prior years’ contracts (2019 - $34.6 million). There was a $(1.8) million impact on net income of these changes in premium estimates for the year ended December 31, 2020 (2019 - $0.7 million). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Property and Casualty Reinsurance” for additional information on changes in premium estimates.
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
Sensitivity Analysis
The table below shows the impact of reasonably likely changes to our actuarial estimates of our client’s ceded loss on the following: loss and loss adjustment expense reserves, net; acquisition costs, net; net underwriting loss and shareholders’ equity as of and for the year ended December 31, 2020. Since many contracts that we write have sliding scale commissions, profit commissions, loss corridors or other loss mitigating features that adjust with or offset the loss and loss adjustment expenses incurred, we consider these contractual features to be important in understanding the sensitivity of our results to changes in loss ratio assumptions.
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

	10% increase in ultimate loss and loss adjustment expenses, net	10% decrease in ultimate loss and loss adjustment expenses, net
	($ in thousands)
Impact on:
Loss and loss adjustment expense reserves, net	$152,757	$(150,325)
Acquisition costs, net	(4,123)	24,956
Increase (decrease) in net underwriting loss	148,634	(125,369)
Total shareholders’ equity	$1,565,286	$1,565,286
Increase (decrease) in shareholders’ equity	(9.5)%	8.0%
Fair value measurements

During the year ended December 31, 2020, the Company began investing in structured credit and corporate credit securities such as corporate bonds, asset-backed securities and bank debt.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for the year ended December 31, 2020 included in Item 8 of this Annual Report on Form 10-K for details of recently issued accounting standards.
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
As of December 31, 2020, net investments managed by Third Point LLC, including investments underlying the TP Fund, included long and short equity securities, along with certain equity-based derivative instruments, the carrying values of which are primarily based on quoted market prices. Generally, market prices of common equity securities are subject to fluctuation, which could cause the amount to be realized upon the closing of the position to differ significantly from their current reported value. This risk is partly mitigated by the presence of both long and short equity securities in TP Fund’s investment portfolio. As of December 31, 2020, a 10% decline in the value of all equity and equity-linked derivatives would result in a loss to the Company of $134.6 million, or 4.7% (December 31, 2019 - $49.7 million, or 2.0%) of total net investments managed by Third Point LLC.
Computations of the prospective effects of hypothetical equity price changes are based on numerous assumptions, including the maintenance of the existing level and composition of investment securities and should not be relied on as indicative of future results.
Foreign Currency Risk
Reinsurance Contracts
We have foreign currency exposure related to non-U.S. dollar denominated reinsurance contracts. Of our gross premiums written from inception, $666.3 million, or 13.5%, were written in currencies other than the U.S. dollar. As of December 31, 2020, loss and loss adjustment expense reserves included $189.1 million (December 31, 2019 - $171.5 million) and net reinsurance balances receivable included $20.5 million (December 31, 2019 - $10.9 million) in foreign currencies. These foreign currency liability exposures were generally offset by foreign currencies held in trust accounts of $178.5 million as of December 31, 2020 (December 31, 2019 - $170.2 million). The foreign currency cash and cash equivalents and investments held in reinsurance trust accounts are included in net investments managed by Third Point LLC. The exposure to foreign currency collateral held in trust accounts is excluded from the foreign currency investment exposure table below.
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
We are exposed within the TP Fund to foreign currency risk through cash, forwards, options and investments in securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we employ from both a speculative and risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2020, through our investment in TP Fund, the Company had total net long exposure to foreign denominated securities representing

1.5% (December 31, 2019 - 3.2%) of the Company’s investment in the TP Fund, including cash and cash equivalents of $43.3 million (December 31, 2019 - $87.1 million).
The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the value of the TP Fund as of December 31, 2020:

	10% increase in U.S. dollar		10% decrease in U.S. dollar
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
British Pounds	$(2,341)	(0.1)%	$2,341	0.1%
Japanese Yen	(1,416)	(0.1)%	1,416	0.1%
Canadian Dollar	(530)	—%	530	—%
Total	$(4,287)	(0.2)%	$4,287	0.2%
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
In response to COVID-19, the Federal Reserve reduced the Federal Funds Rate to zero percent in March 2020. The outlook for 2021 is uncertain, and there is a possibility that the Federal Reserve keeps interest rates low or even uses negative interest rates if economic conditions warrant. Changes in interest rates or a continued slowdown in the United States or in global economic conditions may adversely affect the values and cash flows of these assets.
The following table summarizes the impact that a 100 basis point increase or decrease in interest rates would have on the value of our net investments managed by Third Point LLC, including investments underlying the TP Fund, collateral assets and other fixed income investments, as of December 31, 2020:

	100 basis point increase in interest rates		100 basis point decrease in interest rates
	Change in fair value	Change in fair value as % of investment portfolio	Change in fair value	Change in fair value as % of investment portfolio
	($ in thousands)
Corporate bonds, U.S. treasuries and sovereign debt instruments (1)	$(9,607)	(0.3)%	$10,939	0.4%
Asset-backed securities (2)	(3,713)	(0.1)%	3,800	0.1%
Interest rate swaps and derivatives	76	—%	(76)	—%
Net exposure to interest rate risk	$(13,244)	(0.4)%	$14,663	0.5%
(1)Includes interest rate risk associated with investments held as collateral in reinsurance trust accounts and other instruments underlying the TP Fund.
(2)Includes instruments for which durations are available on December 31, 2020. Includes a convexity adjustment if convexity is available.

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
As of December 31, 2020, the TP Fund had de minimis (December 31, 2019 - de minimis) commodity exposure.
We and Third Point LLC periodically monitor the TP Fund’s exposure to commodity price fluctuations and generally do not expect changes in commodity prices to have a material adverse impact on our operations.
Credit Risk
Reinsurance Contracts
We have exposure to credit risk through reinsurance contracts with companies that write credit risk insurance. Our portfolio of risk is predominantly U.S. mortgage insurance and mortgage credit risk transfer. We provide our clients in these lines of business with reinsurance protection against credit deterioration, defaults or other types of financial non-performance. Loss experience in these lines of business has been very good but is cyclical and is affected by the state of the general economic environment. We seek to proactively manage the risks associated with these credit-sensitive lines of business by closely monitoring its risk aggregation and by diversifying the underlying risks where possible. We have bought some retrocessional coverage against a subset of these risks. We have written $498.6 million, or 10.1%, of credit and financial lines premium since inception, of which $72.4 million was written in the year ended December 31, 2020. The majority of the mortgage insurance premium has been written as quota shares of private mortgage insurers, primarily in the United States.
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
As of December 31, 2020 and 2019, through our investment in TP Fund and other fixed income investments, the Company was exposed to non-investment grade securities. Non-investment grade securities consist of securities having a rating lower than BBB- as determined by Standard & Poor's or Fitch Ratings, Baa3 by Moody's Investor Services and securities not rated by any rating agency, and were as follows:

	2020	2019
	($ in thousands)
Assets:
Asset-backed securities	$192,391	$133,326
Bank debt	1,955	11,786
Corporate bonds	71,980	79,178
Sovereign debt	121	1,250
Trade claims	48	102
	$266,495	$225,642
Liabilities:
Corporate bonds	$3,703	$2,849
	$3,703	$2,849
As of December 31, 2020 and 2019, through our investment in TP Fund and other fixed income investments, ABS holdings were private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. As of December 31, 2020 and 2019, the largest concentration of our ABS holdings were as follows:

	2020		2019
	($ in thousands)
Reperforming loans	$156,853	76.3%	$101,587	75.9%
Subprime and non-qualified residential mortgage-backed securities	23,319	11.3%	—	—%
Market place loans	12,274	6.0%	22,979	17.2%
Consumer	6,281	3.1%	—	—%
Other (1)	6,848	3.3%	9,241	6.9%
	$205,575	100.0%	$133,807	100.0%
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
Liquidity Risk
Certain of the investments underlying the TP Fund and the Company’s fixed income investments may become illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments, including ABS which represent 11.2% (December 31, 2019 - 12.0%) of total net investments managed by Third Point LLC as of December 31, 2020. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of AM Best, in a period of market illiquidity, certain investments underlying the TP Fund may be difficult to sell in a timely manner and may have to be disposed of for less than what may otherwise have been possible under normal conditions. As of December 31, 2020, through our investment in the TP Fund and fixed income investments, we had $1,386.1 million (December 31, 2019 - $1,022.9 million) of unrestricted, liquid investment assets, defined as unrestricted cash and investments and securities with quoted prices available in active markets/exchanges.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
Ernst & Young Ltd., an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on its assessment of our internal control over financial reporting, which follows this report.

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Third Point Reinsurance Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Third Point Reinsurance Ltd.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Third Point Reinsurance Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 and our report dated February 23, 2021, expressed an unqualified opinion thereon.

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
February 23, 2021

Item 9B. Other Information
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.
Item 11. Executive Compensation
The information required by this Item relating to executive compensation is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Certain information relating to this Item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information”.
The balance of the information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
The information required by this Item relating to principal accounting fees and services is incorporated by reference to the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.

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
3.1.1
Certificate of Deposit of Memorandum of Increase of Share Capital of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014).

3.1.2	Amended and Restated Bye-laws of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018).
3.3
Certificate of Incorporation of Third Point Re (USA) Holdings Inc. (incorporated by reference to Certificate of Incorporation of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015) 3.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).

3.4	Bylaws of Third Point Re (USA) Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2015)
4.1*	Specimen Common Share Certificate.
4.2*	Registration Rights Agreement, by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011
4.3*	Warrant to Purchase Common Shares issued to KEP TP Holdings, L.P., dated as of December 22, 2011.
4.4*	Warrant to Purchase Common Shares issued to KIA TP Holdings, L.P., dated as of December 22, 2011.
4.6*	Warrant to Purchase Common Shares issued to P RE Opportunities Ltd., dated as of December 22, 2011.
4.7*	Warrant Subscription Agreement, by and among Third Point Reinsurance Ltd. and each of the signatories thereto, dated as of December 22, 2011
4.8*	Agreement among Members by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011.
4.9
Amended and Restated Founders Agreement, by and among Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P. dated as of February 25, 2015 (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).

4.10
Senior Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2015).

4.11
First Supplemental Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015).

4.12	7.00% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on From 8-K filed with the SEC on February 13, 2015)
4.13	Description of Share Capital.
10.1*
Amended and Restated Joint Venture and Investment Management Agreement, dated as of June 22, 2016, by and among Third Point Reinsurance Ltd., Third Point Reinsurance Company, Ltd., Third Point Advisors LLC and Third Point LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.1.1
Amended and Restated Joint Venture and Investment Management Agreement, dated as of June 22, 2016, by and among Third Point Reinsurance (USA) Ltd., Third Point Re (USA) Holdings Inc., Third Point LLC and Third Point Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2016).

10.3.6 **	Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, entered into on March 17, 2017, effective as of March 1, 2017.
10.3.6.1 **
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and J. Robert Bredahl, entered into as of April 24, 2019 (incorporated by reference to Exhibit 10.3.6.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)

10.3.6.2 **
Separation Agreement and Release between Third Point Reinsurance Ltd. and J. Robert Bredahl, dated as of May 8, 2019 (incorporated by reference to Exhibit 10.3.6.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019).

10.4*&**	Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of January 23, 2012
10.4.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of April 1, 2015 (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.4.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III dated as of May 4, 2016 (incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016)

10.4.3**
Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into on March 17, 2017, effective as of March 1, 2017 (incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.4.4**
Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of August 3, 2017 (incorporated by reference to Exhibit 10.4.4 to the to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017)

10.4.5 **
Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of April 1, 2018 (incorporated by reference to Exhibit 10.4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018).

10.4.6 **
Amendment No. 6 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of May 8, 2019 (incorporated by reference to Exhibit 10.4.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

10.5*&**	Share Incentive Plan.
10.6*&**	Form of Restricted Share Award Agreement.
10.6.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014).

10.6.2**	Form of Employee Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 6, 2015)
10.6.3**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).
10.6.4**	Amendment to Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016).
10.6.4.1	Form of Employee Performance Restricted Shares Agreement (incorporated by referenced to Exhibit 10.6.4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).
10.6.5**	Form of Employee Performance Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.5 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016).
10.6.6**	Form of Employee Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).
10.7*&**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan.
10.8**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2014).
10.8.1**	Schedule of Signatories to the Director Service Agreement as of December 31, 2020.
10.9**
Employment agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.9.1
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, entered into as of April 1, 2018.(incorporated by reference to Exhibit 10.9.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2018).

10.10**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2017)
10.11**	Third Point Reinsurance Ltd. Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2017).
10.22*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011.
10.23*	Trademark License Agreement between Third Point LLC and Third Point Reinsurance Company Ltd., dated as of December 22, 2011
10.24
Trademark License Agreement - Joinder Agreement between Third Point LLC, Third Point Reinsurance Company Ltd., Third Point Re (USA) Holdings Inc. and Third Point Reinsurance (USA) Ltd. dated as of February 17, 2016. (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2016).

10.26*†	Letter Agreement dated as of December 22, 2011
10.27*&**	Section 409A Specified Employee Policy.
10.28*&**	Director and Officer Indemnification Agreement
10.28.1**	Schedule of Signatories to the Director and Officer Indemnification Agreement as of December 31, 2020.
10.29
Amended and Restated Director Compensation Policy dated May 9, 2018 Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018).

10.30**
Amended and Restated Employment Agreement between Third Point Reinsurance Ltd. and Christopher S. Coleman, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015).

10.33
Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, between Third Point Advisors LLC, as General Partner, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., and the initial limited partner, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.33.1
Second Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, by and among Third Point Advisors LLC, as General Partner, Third Point Reinsurance Company Ltd. and Third Point Reinsurance (USA) Ltd., as Limited Partners, and Third Point Reinsurance Ltd., dated as of February 28, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2019).

10.33.2
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

10.34
Subscription Agreement among Third Point Enhanced LP, Third Point Reinsurance Company Ltd., and Third Point Reinsurance (USA) Ltd., dated as of July 31, 2018 (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.35
Collateral Assets Investment Management Agreement among Third Point LLC, Third Point Reinsurance Company Ltd., and Third Point Reinsurance (USA) Ltd., dated as of July 31, 2018 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.36
Investment Management Agreement, among Third Point LLC and Third Point Reinsurance Company Ltd., dated as of August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.37
Termination Agreement among Third Point Reinsurance Company Ltd., Third Point Reinsurance Ltd., Third Point LLC and Third Point Advisors LLC, dated July 31, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018)

10.38
Termination Agreement among Third Point Re (USA) Holdings Inc., Third Point Reinsurance (USA) Ltd., Third Point LLC and Third Point Advisors LLC, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2018).

10.39
Amended and Restated Collateral Assets Investment Management Agreement dated May 24, 2019 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019).

10.40
Employment agreement between Third Point Reinsurance Ltd. and Janice R. Weidenborner, dated as of September 21, 2015 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 28, 2020)

10.41
Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of March 22, 2017 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.41.1
Amendment No. 1 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of April 1, 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.41.2
Amendment No. 2 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of May 10, 2019 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.42
Voting and Support Agreement, dated as of August 6, 2020, by and among CM Bermuda Limited, CMIG International Holding Pte. Ltd., Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.43
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

10.44
Voting and Support Agreement, dated as of August 6, 2020, by and among Joshua L. Targoff, Joseph L. Dowling III, Rafe de la Gueronniere, Gretchen A. Hayes, Daniel V. Malloy, Mark Parkin, Sid Sankaran, Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.45
Debt Commitment Letter, dated as of August 6, 2020, by and between Third Point Reinsurance Ltd. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.46
Equity Commitment Letter, dated as of August 6, 2020, by and between Third Point Reinsurance Ltd., Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 7, 2020).

10.47	Director Compensation Policy of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2020)
10.48**
Employment Agreement between Third Point Reinsurance Ltd. and Sid Sankaran dated as of August 6, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

10.49**
Employee Restricted Share Award Agreement, dated as of August 6, 2020, by and between Third Point Reinsurance Ltd. and Sid Sankaran (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.50
Transaction Agreement, dated September 4, 2020, by and among Third Point Reinsurance Ltd., Bain Capital Special Situations Asia, L.P., CCOF Master, L.P., Centerbridge Credit Partners Master, LP, and Centerbridge Special Credit Partners III, LP, and GPC Partners Investments (Canis) LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020).

10.51**
Letter Agreement, dated as of September 23, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.52**
Employee Restricted Share Award Agreement, dated as of October 1, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

10.53
Credit Agreement, dated as of November 2, 2020, by and among Third Point Reinsurance Ltd., the other subsidiaries of Third Point Reinsurance Ltd. from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

21.1	List of Subsidiaries as of December 31, 2020.
22.1	List of Subsidiary Issuers or Guarantors as of December 31, 2020.
23.1	Consent of Independent Auditors.
23.2	Third Point Enhanced LP Consent of Independent Auditors.
24.1	Power of Attorney signed by each of the members of the Board of Directors on February 23, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Third Point Enhanced LP as of and for the year ended December 31, 2020
101.INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 23, 2021.
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

Signature		Title	Date
*		Chairman of the Board	February 23, 2021
Siddhartha Sankaran

/s/ Daniel V. Malloy		Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Daniel V. Malloy

/s/ Christopher S. Coleman		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2021
Christopher S. Coleman

*		Director	February 23, 2021
Joshua L. Targoff

*		Director	February 23, 2021
Joseph L. Dowling III

*		Director	February 23, 2021
Rafe de la Gueronniere

*		Director	February 23, 2021
Gretchen A. Hayes

*		Director	February 23, 2021
Mark Parkin

*		Director	February 23, 2021
Mehdi A. Mahmud

* By:	/s/ Janice Weidenborner
Name: Title:	Janice Weidenborner Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Third Point Reinsurance Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Third Point Reinsurance Ltd. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021, expressed an unqualified opinion thereon.
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

Valuation of incurred but not reported loss and loss adjustment expense reserves

Description of the Matter	At December 31, 2020, the Company’s incurred but not reported loss and loss adjustment expense reserves (IBNR reserves) were $1,043.5 million which are included in the loss and loss adjustment expense reserves of $1,310.1 million. As described in Notes 2 and 8 of the consolidated financial statements, IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses at a given point in time. Inherent in the estimate of ultimate loss and loss adjustment expenses for the property and casualty segment, including catastrophe events, are the uncertainties of future expected trends in claim severity and frequency which may vary significantly as claims are settled. The uncertainties are primarily due to the preliminary nature of the information, the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims, the diversity of development patterns among different types of reinsurance treaties, and the reliance on the cedents and brokers for information regarding claims. In particular, the estimate of ultimate loss and loss adjustment expenses is sensitive to significant assumptions including the initial expected loss ratio, paid and incurred loss development factors, the selection and weighting of the principal actuarial methods applied to project the ultimate losses, and the estimate of the ultimate loss for a catastrophe event.

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

Hamilton, Bermuda
February 23, 2021

THIRD POINT REINSURANCE LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019
(expressed in thousands of U.S. dollars, except per share and share amounts)

	December 31, 2020	December 31, 2019
Assets
Investment in related party investment fund, at fair value (cost - $891,850; 2019 - $891,850)	$1,055,618	$860,630
Debt securities, trading, at fair value (cost - $91,452; 2019 - $129,330)	101,311	125,071
Other investments, at fair value	4,000	4,000
Total investments	1,160,929	989,701
Cash and cash equivalents	525,991	639,415
Restricted cash and cash equivalents	1,187,948	1,014,543
Due from brokers	94,902	—
Interest and dividends receivable	909	2,178
Reinsurance balances receivable, net	559,388	596,120
Deferred acquisition costs, net	134,308	154,717
Unearned premiums ceded	27,659	16,945
Loss and loss adjustment expenses recoverable, net	14,375	5,520
Other assets	19,185	20,555
Total assets	$3,725,594	$3,439,694
Liabilities
Accounts payable and accrued expenses	$14,588	$17,816
Reinsurance balances payable	80,408	81,941
Deposit liabilities	152,961	172,259
Unearned premium reserves	472,948	524,768
Loss and loss adjustment expense reserves	1,310,068	1,111,692
Securities sold, not yet purchased, at fair value	11,990	—
Interest and dividends payable	3,078	3,055
Senior notes payable, net of deferred costs	114,267	114,089
Total liabilities	2,160,308	2,025,620
Commitments and contingent liabilities
Shareholders’ equity
Preference shares (par value $0.10; authorized, 30,000,000; none issued)	—	—
Common shares (issued and outstanding: 95,582,733; 2019 - 94,225,498)	9,558	9,423
Additional paid-in capital	933,903	927,704
Retained earnings	620,464	476,947
Shareholders’ equity attributable to Third Point Re common shareholders	1,563,925	1,414,074
Noncontrolling interests	1,361	—
Total shareholders' equity	1,565,286	1,414,074
Total liabilities, noncontrolling interests and shareholders’ equity	$3,725,594	$3,439,694

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2020, 2019 and 2018
(expressed in thousands of U.S. dollars, except per share and share amounts)

	2020	2019	2018
Revenues
Gross premiums written	$588,035	$631,846	$578,252
Gross premiums ceded	(39,717)	(9,265)	(19,895)
Net premiums written	548,318	622,581	558,357
Change in net unearned premium reserves	62,534	77,561	63,085
Net premiums earned	610,852	700,142	621,442
Net investment income (loss) from investment in related party investment fund	194,988	249,626	(280,847)
Net realized and unrealized investment gains	69,248	15,337	26,691
Other net investment income	14,702	17,597	32,568
Management and performance fees to related parties (1)	—	—	(29,845)
Net investment income (loss)	278,938	282,560	(251,433)
Total revenues	889,790	982,702	370,009
Expenses
Loss and loss adjustment expenses incurred, net	465,298	403,499	438,414
Acquisition costs, net	187,062	295,626	206,498
General and administrative expenses	61,442	53,763	36,241
Other expenses	10,573	16,619	9,610
Interest expense	8,230	8,228	8,228
Foreign exchange (gains) losses	5,219	3,635	(7,503)
Total expenses	737,824	781,370	691,488
Income (loss) before income tax (expense) benefit	151,966	201,332	(321,479)
Income tax (expense) benefit	(8,108)	(713)	4,010
Net income (loss)	143,858	200,619	(317,469)
Net income attributable to noncontrolling interests	(341)	—	(223)
Net income (loss) available to Third Point Re common shareholders	$143,517	$200,619	$(317,692)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$1.54	$2.18	$(3.27)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$1.53	$2.16	$(3.27)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	92,510,090	91,835,990	97,054,315
Diluted	92,957,799	92,652,316	97,054,315

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

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2020, 2019 and 2018
(expressed in thousands of U.S. dollars)

	2020	2019	2018
Common shares
Balance, beginning of year	$9,423	$9,364	$10,723
Issuance of common shares, net	135	59	67
Common shares repurchased and retired	—	—	(1,426)
Balance, end of year	9,558	9,423	9,364
Treasury shares
Balance, beginning of year	—	—	(48,253)
Retirement of treasury shares	—	—	48,253
Balance, end of year	—	—	—
Additional paid-in capital
Balance, beginning of year	927,704	918,882	1,099,599
Issuance of common shares, net	(437)	1,761	(141)
Share compensation expense	6,636	7,061	4,956
Common shares repurchased and retired	—	—	(185,532)
Balance, end of year	933,903	927,704	918,882
Retained earnings
Balance, beginning of year	476,947	276,328	594,020
Net income (loss)	143,858	200,619	(317,469)
Net income attributable to noncontrolling interests	(341)	—	(223)
Balance, end of year	620,464	476,947	276,328
Shareholders’ equity attributable to Third Point Re common shareholders	1,563,925	1,414,074	1,204,574
Noncontrolling interests	1,361	—	—
Total shareholders’ equity	$1,565,286	$1,414,074	$1,204,574

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

THIRD POINT REINSURANCE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020, 2019 and 2018
(expressed in thousands of U.S. dollars)

	2020	2019	2018
Operating activities
Net income (loss)	$143,858	$200,619	$(317,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation expense	6,636	7,061	4,956
Net interest expense (income) on deposit liabilities	852	5,879	(1,273)
Net realized and unrealized gain on investments and derivatives	(62,498)	(2,522)	(34,145)
Net realized and unrealized (gain) loss on investment in related party investment fund	(194,988)	(249,626)	280,847
Net foreign exchange (gains) losses	5,219	3,635	(7,503)
Amortization of premium and accretion of discount, net	(3,831)	(1,382)	4,134
Changes in assets and liabilities:
Reinsurance balances receivable	38,825	30,039	(120,620)
Deferred acquisition costs, net	20,409	49,125	54,951
Unearned premiums ceded	(10,714)	607	(16,503)
Loss and loss adjustment expenses recoverable	(8,855)	(3,489)	(918)
Other assets	3,267	(172)	(13,486)
Interest and dividends receivable, net	1,292	(862)	(2,716)
Unearned premium reserves	(51,820)	(78,168)	(46,582)
Loss and loss adjustment expense reserves	190,325	157,849	225,670
Accounts payable and accrued expenses	(3,269)	10,555	(24,684)
Reinsurance balances payable	(1,352)	11,964	28,728
Net cash provided by operating activities	73,356	141,112	13,387
Investing activities
Proceeds from redemptions from related party investment fund	—	760,000	142,968
Contributions to related party investment fund	—	(87,000)	(136,626)
Change in participation agreement with related party investment fund	—	(2,297)	(20,852)
Purchases of investments	(444,111)	(331,463)	(3,483,319)
Proceeds from sales and maturities of investments	532,247	446,206	3,475,515
Purchases of investments to cover short sales	(2,846)	—	(853,798)
Proceeds from short sales of investments	15,721	—	800,508
Change in due to/from brokers, net	(94,902)	1,411	482,778
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)
Net cash provided by investing activities	6,109	786,857	377,556
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	—	1,888	—
Taxes paid on withholding shares	(302)	(68)	(74)
Purchases of Third Point Re common shares under share repurchase program	—	—	(138,705)
Net proceeds (payments) on deposit liability contracts	(20,202)	10,832	9,790
Change in total noncontrolling interests, net	1,020	—	(97,950)
Net cash provided by (used in) financing activities	(19,484)	12,652	(226,939)
Net increase in cash, cash equivalents and restricted cash	59,981	940,621	164,004
Cash, cash equivalents and restricted cash at beginning of year	1,653,958	713,337	549,333
Cash, cash equivalents and restricted cash at end of year	$1,713,939	$1,653,958	$713,337
Supplementary information
Interest paid in cash	$8,340	$8,051	$25,578
Income taxes paid in cash	$53	$10	$7,274
Non-cash transfer of net investment assets to the related party investment fund	$—	$—	$1,571,191

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

Third Point Reinsurance Ltd.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)

1. Organization
Third Point Reinsurance Ltd. (together with its consolidated subsidiaries, “Third Point Re” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011.  Through its reinsurance subsidiaries, the Company is a provider of global property and casualty reinsurance products. Through December 31, 2020, the Company operated through two licensed reinsurance subsidiaries, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”), a Bermuda reinsurance company that commenced operations in January 2012, and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”).
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
Deferred acquisition costs
Acquisition costs consist of commissions, brokerage and excise taxes that are related directly to the successful acquisition of new or renewal reinsurance contracts. These costs are deferred and amortized over the period in which the related premiums are earned. The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of future earned premiums and anticipated investment income is greater than expected future loss and loss adjustment expenses and acquisition costs. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2020, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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

Derivatives
Investments
Prior to the change in the investment account structure, derivative instruments within our investment assets managed by our investment manager, Third Point LLC, were recorded in the consolidated balance sheets at fair value, with changes in fair values and realized gains and losses recognized in net investment income in the consolidated statements of income (loss).
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
Other derivatives
From time to time the Company may also enter into reinsurance contracts that meet the definition of a derivative contract. The Company measures these derivative instruments at fair value and recognizes these instruments as either assets or liabilities in the consolidated balance sheets. Subsequent changes in estimated fair value of these derivatives are recorded in other expenses in the consolidated statements of income (loss).
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
For share purchase options or restricted share awards granted that contain both a service and performance condition, the Company recognizes share compensation expense only for the portion of the options or restricted share awards that are considered probable of vesting. Share compensation for share purchase options or restricted share awards considered probable of vesting are expensed over the service (vesting) period on a straight-line basis. The probability of share purchase options or restricted share awards vesting is evaluated at each reporting period.  When the share purchase options or restricted share awards are considered probable of vesting, the Company records a true up of share compensation expense from the grant date (service inception date) to the current reporting period end based on the fair value of the options or restricted share awards at the grant date.
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
Other expenses
Other expenses are comprised of expenses relating to interest crediting features in certain reinsurance and deposit contracts, as well as changes in value of embedded derivatives in reinsurance contracts and deposit liability contracts that have variable interest crediting features and changes in value of reinsurance contracts that meet the definition of a derivative contract. Variable and fixed interest crediting features are calculated on funds transferred to the Company where interest is credited based on actual cash received into a notional experience account. The ceding company can typically elect to commute at specific points in time in exchange for the amounts held in the notional experience account. For those contracts that contain variable interest crediting features, actual investment returns realized by the Company are included in the calculation, which can increase the overall effective interest crediting rate on those contracts. Variable interest credit features are accounted for as embedded derivatives. Fixed interest credits on reinsurance contracts and deposit liability contracts and changes in value of embedded derivative are included in other expenses in the consolidated statements of income (loss).
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
Prior to the change in the investment account structure, certain of the Company's investments were denominated in foreign currencies and thus, were subject to the risk associated with foreign currency fluctuations. These investments were translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investments and income and expenses denominated in foreign currencies were translated into U.S. dollar amounts on the respective dates of such transactions. The Company did not isolate the portion of the net investment income resulting from changes in foreign exchange rates on investments, dividends and interest from the fluctuations arising from changes in fair values of securities and derivatives held within the total net investments managed by Third Point LLC. Periodic payments received or paid on swap agreements were recorded as realized gain or loss on investment transactions. Such fluctuations were included within net investment income in the consolidated statements of income (loss).
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
Noncontrolling interests
The Company consolidates the results of entities in which it has a controlling financial interest. The Company records the portion of shareholders’ equity attributable to noncontrolling interests as a separate line within shareholders’ equity in the consolidated balance sheets. The Company records the portion of net (income) loss attributable to noncontrolling interests as a separate line within the consolidated statements of income (loss).
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
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company manages its business on the basis of one operating segment: Property and Casualty Reinsurance. Non-underwriting income and expenses, presented as a reconciliation to our consolidated results, include: net investment income, certain general and administrative expenses related to corporate activities, interest expense, foreign exchange losses and income tax (expense) benefit.
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
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amended the guidance on the impairment of financial instruments. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2019. ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted
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
In October 2020, the FASB issued Accounting Standards Update 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (“ASU 2020-09”). The amendments in ASU 2020-09 amend and supersede SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10762 related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. ASU 2020-09 is effective January 4, 2021, but earlier compliance is permitted. The Company has evaluated the impact of this guidance and it is not expected to have a material impact on the Company’s consolidated financial statements.

3. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2020 and 2019:

	2020	2019
Cash and cash equivalents	$525,991	$639,415
Restricted cash securing letter of credit facilities (1)	306,032	254,176
Restricted cash securing reinsurance contracts (2)	881,916	760,367
Total cash, cash equivalents and restricted cash (3)	1,713,939	1,653,958
Restricted investments securing reinsurance contracts (2)	86,367	142,617
Total cash, cash equivalents, restricted cash and restricted investments	$1,800,306	$1,796,575
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
(3)Cash, cash equivalents and restricted cash as reported in the Company’s consolidated statements of cash flows.

4. Investments
The following is a summary of the net investments managed by Third Point LLC as of December 31, 2020 and 2019:

	2020	2019
Assets
TP Fund	$1,055,618	$860,630
Debt securities	101,311	125,071
Total investments	1,156,929	985,701
Cash and cash equivalents	451,239	588,196
Restricted cash and cash equivalents	1,187,948	1,014,543
Due from brokers	94,902	—
Interest and dividends receivable	632	2,178
Other assets	—	18
Total assets	2,891,650	2,590,636
Liabilities
Accounts payable and accrued expenses	1,171	509
Securities sold, not yet purchased	11,990	—
Interest and dividends payable	21	—
Total liabilities	13,182	509
Total net investments managed by Third Point LLC	$2,878,468	$2,590,127
Third Point Enhanced LP
On February 28, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “2019 LPA”) of TP Fund, effective January 1, 2019. The 2019 LPA amended and restated the Amended and Restated Exempted Limited Partnership Agreement (the “2018 LPA”) of TP Fund.
On August 6, 2020, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“2020 LPA”) of TP Fund, which amended and restated the 2019 LPA, which will become effective at the closing of the merger with Sirius, except for the amendment to the calculation of the loss recovery account which became effective on December 31, 2020. The 2020 LPA updated the terms of the 2019 LPA to reflect adjustments to the loss carryforward terms for the year ended December 31, 2020. The performance of certain fixed income and other investments managed by Third Point LLC will now be considered when calculating the performance fee allocation and loss recovery account amounts under the terms of the 2019 LPA. Other material terms of the 2020 LPA will become effective upon closing of the merger.
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
TP Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Fund’s results. As of December 31, 2020, the Company and Third Point Advisors LLC (“TP GP”) hold interests of approximately 86.1% and 13.9%, respectively, of the net asset value of TP Fund. As a result, both entities hold significant financial interests in TP Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Fund. As of December 31, 2020, the Company had no unfunded commitments related to TP Fund and the Company’s maximum exposure to loss corresponds to the value of its investments in TP Fund.
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
Collateral and other investment assets
In addition to serving as the investment manager for TP Fund, Third Point LLC also serves as investment manager for the Company’s collateral and other investment assets, which consist of cash, U.S. Treasuries, sovereign debt, structured and corporate credit fixed income securities.

On July 31, 2018, Third Point Re BDA and Third Point Re USA entered into the Collateral Assets Investment Management Agreement (the “2018 Collateral Assets IMA”) with Third Point LLC effective August 31, 2018, pursuant to which Third Point LLC serves as investment manager of certain collateral assets. The collateral assets are presented in the consolidated balance sheets within debt securities and restricted cash and cash equivalents, and are considered as part of total net investments managed by Third Point LLC.

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
In the year ended December 31, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries which are included in securities sold, not yet purchased in the consolidated balance sheets as of December 31, 2020.

5. Fair value measurements
The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2020 and 2019:

	December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
Asset-backed securities	—	9,929	—	9,929
Bank debt	—	423	—	423
Corporate bonds	—	37,746	—	37,746
U.S. Treasury securities	—	53,213	—	53,213
Total debt securities	—	101,311	—	101,311
Derivative assets	—	—	1,153	1,153
	$—	$101,311	$5,153	106,464
Investments in funds valued at NAV				1,055,618
Total assets				$1,162,082
Liabilities
U.S. Treasury securities	$—	$11,990	$—	$11,990
Total securities sold, not yet purchased	—	11,990	—	11,990
Derivative liabilities	—	—	1,013	1,013
Total liabilities	$—	$11,990	$1,013	$13,003

	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Private common equity securities	$—	$—	$1,000	$1,000
Private preferred equity securities	—	—	3,000	3,000
Total equities	—	—	4,000	4,000
U.S. Treasury securities	—	101,186	—	101,186
Sovereign debt	—	23,885	—	23,885
Total debt securities	—	125,071	—	125,071
	$—	$125,071	$4,000	129,071
Investments in funds valued at NAV				860,630
Total assets				$989,701
Liabilities
Derivative liabilities	$—	$—	$31	$31
Total liabilities	$—	$—	$31	$31

The total change in unrealized gains (losses) on equity and debt securities held at the year ended December 31, 2020 were $nil and $10.5 million, respectively (2019 - $nil and $10.0 million, and 2018 - $nil and $(6.7) million, respectively).
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
As of December 31, 2020, the Company’s ABS holdings primarily consisted of private-label issued, non-investment grade securities, and none of these securities were guaranteed by a government sponsored entity. All of these classes of ABS are sensitive to changes in interest rates and any resulting change in the rate at which borrowers sell their properties, refinance, or otherwise pre-pay their loans. As an investor in these classes of ABS, the Company may be exposed to the credit risk of underlying borrowers not being able to make timely payments on loans or the likelihood of borrowers defaulting on their loans. In addition, the Company may be exposed to significant market and liquidity risks.
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
Derivative Instruments
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

Other derivatives
Other underwriting-related derivatives include reinsurance contracts that are accounted for as derivatives. These derivative contracts are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these derivatives are determined using internally developed discounted cash flow models. As the significant inputs used to price these derivatives are unobservable, the fair values of these contracts are classified as Level 3.
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2020 and 2019:

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses) (1)	December 31, 2020
Assets
Private common equity securities	$1,000	$—	$—	$—	$—	$1,000
Private preferred equity securities	3,000	—	—	—	—	3,000
Derivative assets	—	—	—	—	1,153	1,153
Total assets	$4,000	$—	$—	$—	$1,153	$5,153
Liabilities
Derivative liabilities	$(31)	$—	$—	$(1,004)	$22	$(1,013)
Total liabilities	$(31)	$—	$—	$(1,004)	$22	$(1,013)

	January 1, 2019	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains(Losses)(1)	December 31, 2019
Assets
Private common equity securities	$—	$—	$1,000	$—	$—	$1,000
Private preferred equity securities	—	—	3,000	—	—	3,000
Total assets	$—	$—	$4,000	$—	$—	$4,000
Liabilities
Derivative liabilities	$(22)	$—	$—	$—	$(9)	$(31)
Total liabilities	$(22)	$—	$—	$—	$(9)	$(31)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other expenses, net of foreign exchange (gains) losses, in the consolidated statements of income (loss).
Total change in unrealized gains (losses) on fair value of assets using significant unobservable inputs (Level 3) held at the year ended December 31, 2020 was $1.2 million (2019 - $nil and 2018 - $nil).
For the years ended December 31, 2020 and 2019, there were no changes in the valuation techniques as they relate to the above.
6. Due from brokers
During the year ended December 31, 2020, the Company expanded its fixed income portfolio by investing in structured credit and corporate credit securities such as corporate bonds and bank debt. The Company has also hedged part of the interest rate risk underlying these securities by purchasing short positions in long duration U.S. Treasuries.
The Company holds substantially all of its fixed income investments through prime brokers pursuant to agreements between the Company and each prime broker. The brokerage arrangements differ from broker to broker, but generally cash and investments in securities are available as collateral against investments in securities sold, not yet purchased, if required.

As of December 31, 2020, the Company’s due from brokers were comprised of the following:

2020
Due from brokers
Cash held at brokers	$94,902
$94,902
Margin debt balances were collateralized by cash held by the broker and certain of the Company’s securities. Margin interest was paid either at the daily broker call rate or based on London Inter-bank Offered Rate. Amounts are borrowed through committed facilities with terms of up to 90 days, secured by assets of the Company held by the prime broker, and incur interest based on the Company’s negotiated rates. This interest expense is reflected in other net investment income (loss) in the consolidated statements of income (loss).
7. Derivatives
The following tables identify the listing currency, fair value and notional amounts of derivative instruments included in the consolidated balance sheets as of December 31, 2020 and 2019:

		2020		2019
Derivative Assets	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative assets	GBP	$1,153	$4,150	$—	$—
		$1,153	$4,150	$—	$—

		2020		2019
Derivative Liabilities	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative liabilities	GBP	$1,008	$15,704	$—	$—
Embedded derivative liabilities in reinsurance contracts	USD	5	20,000	31	20,000
		$1,013	$35,704	$31	$20,000
(1)GBP = British Pound, USD = US Dollar.
(2)The absolute notional exposure represents the Company’s derivative activity as of December 31, 2020 and 2019, which is representative of the volume of derivatives held during the period.

The following table sets forth, by major risk type, the Company’s realized and unrealized gains (losses) relating to derivatives for the years ended December 31, 2020, 2019 and 2018. Realized and unrealized gains (losses) for the year ended December 31, 2018 includes activity in the separate accounts up to the date of change in the investment account structure. Realized and unrealized gains (losses) related to free standing derivatives were included in net investment income in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivatives are included in other expenses in the consolidated statements of income (loss).

	2020		2019		2018
Free standing Derivatives - Primary Underlying Risk	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*	Realized Gain (Loss)	Unrealized Gain (Loss)*
Credit
Credit Default Swaps - Protection Purchased	$—	$—	$—	$—	$(3,557)	$921
Credit Default Swaps - Protection Sold	—	—	—	—	(333)	744
Total Return Swaps - Long Contracts	—	—	—	—	3,486	(2,000)
Equity Price
Contracts for Differences - Long Contracts	—	—	—	—	32,460	(15,098)
Contracts for Differences - Short Contracts	—	—	—	—	4,568	(3,608)
Total Return Swaps - Long Contracts	—	—	—	—	16,792	(15,864)
Total Return Swaps - Short Contracts	—	—	—	—	(17,329)	1,883
Interest Rates
Interest Rate Swaptions	—	—	—	—	(1,819)	1,228
Sovereign Future Options - Long Contracts	—	—	—	—	403	—
Sovereign Future Options - Short Contracts	—	—	—	—	50	—
Sovereign Futures - Long Contracts	—	—	—	—	639	—
Sovereign Futures - Short Contracts	—	—	—	—	(1,166)	—
Total Return Swaps - Long Contracts	—	—	—	—	(7,569)	—
Foreign Currency Exchange Rates
Foreign Currency Forward Contracts	—	—	—	—	(2,849)	4,403
Foreign Currency Future Options - Purchased	—	—	—	—	(108)	—
Foreign Currency Options - Purchased	—	—	—	—	5,138	—
Foreign Currency Options - Sold	—	—	—	—	(771)	—
	$—	$—	$—	$—	$28,035	$(27,391)

Other Derivatives
Reinsurance contracts accounted for as derivative instruments	$—	$1,222	$—	$—	$—	$—
Embedded derivatives in reinsurance contracts	—	26	—	(9)	—	149
	$—	$1,248	$—	$(9)	$—	$149
*Unrealized gain (loss) relates to derivatives still held at reporting date.
8. Loss and loss adjustment expense reserves
As of December 31, 2020 and 2019, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	2020	2019
Case loss and loss adjustment expense reserves	$265,619	$148,166
Incurred but not reported loss and loss adjustment expense reserves	1,043,458	963,359
Deferred gains on retroactive reinsurance contracts	991	167
	$1,310,068	$1,111,692

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
There were no significant changes made to the Company’s methodology for calculating loss and loss adjustment reserves for the year ended December 31, 2020.

Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Gross reserves for loss and loss adjustment expenses, beginning of year	$1,111,692	$937,157	$720,570
Less: loss and loss adjustment expenses recoverable, beginning of year	(5,520)	(2,031)	(1,113)
Less: deferred charges on retroactive reinsurance contracts	(6,738)	(3,847)	—
Net reserves for loss and loss adjustment expenses, beginning of year	1,099,434	931,279	719,457
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	431,506	489,994	434,276
Prior years	33,792	(86,495)	4,138
Total incurred loss and loss adjustment expenses	465,298	403,499	438,414
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(73,550)	(63,638)	(85,173)
Prior years	(209,534)	(188,392)	(132,336)
Total net paid losses	(283,084)	(252,030)	(217,509)
Foreign currency translation	8,051	16,686	(9,083)
Net reserves for loss and loss adjustment expenses, end of year	1,289,699	1,099,434	931,279
Plus: loss and loss adjustment expenses recoverable, end of year	14,375	5,520	2,031
Plus: deferred charges on retroactive reinsurance contracts	5,994	6,738	3,847
Gross reserves for loss and loss adjustment expenses, end of year	$1,310,068	$1,111,692	$937,157
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
The $33.8 million net increase in prior years’ reserves for the year ended December 31, 2020 includes $18.8 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts and $15.0 million of net adverse reserve development related to increases in loss reserve estimates. The net increase in loss reserves as well as the changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:
•The $18.8 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $5.0 million increase in acquisition costs, for a total of $23.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $27.9 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $4.1 million improvement in the net underwriting results for the year ended December 31, 2020.
•The $15.0 million of net adverse prior years’ reserve development related to increases in loss reserve estimates for the year ended December 31, 2020 was accompanied by net increases of $11.8 million in acquisition costs and net decreases of $7.8 million in earned premium, resulting in a $34.6 million increase in net underwriting loss, primarily due to:
•$19.9 million and $18.9 million of net adverse underwriting loss development relating to our general liability and multi-line contracts, respectively, as a result of worse than expected loss experience. The adverse underwriting loss development is a result of accumulated loss experience and cedent reserving increases, indicating that underlying casualty loss trends are higher than initial pricing and reserving, consistent with the industry impact of social inflation. In addition, the current elevated level of uncertainty makes historical data less applicable for future projections, and has contributed to an increase in the estimate of ultimate losses on certain accounts; partially offset by
•$7.6 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience; and
•$2.4 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable prior years’ reserve development of $21.6 million associated with this contract was offset by an increase in acquisition costs of $19.2 million.
•In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $30.5 million increase in net underwriting loss for the year ended December 31, 2020.
As of December 31, 2020, the Company had unamortized deferred charges of $6.0 million (December 31, 2019 - $6.7 million) relating to retroactive reinsurance contracts. Deferred charges on retroactive contracts are recorded in other assets on the Company’s consolidated balance sheets.
The $86.5 million net decrease in prior years’ reserves for the year ended December 31, 2019 includes $98.5 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $12.0 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:
•The $98.5 million of net favorable prior years’ reserve development for the year ended December 31, 2019 was accompanied by net increases of $100.9 million in acquisition costs and net increases of $7.8 million in earned premium, resulting in a $5.4 million improvement in the net underwriting results, primarily due to:
•$14.9 million of improvement in net underwriting loss development relating to our workers’ compensation contracts as a result of better than expected loss experience;
•$3.5 million of improvement in net underwriting loss development relating to our non-standard auto contracts as a result of better than expected loss experience;
•$0.5 million of improvement in net underwriting loss development relating to one retroactive reinsurance contract as a result of better than expected loss experience. This retroactive reinsurance contract had profit commission terms such that the net favorable reserve development associated with this contract of $69.4 million was offset by an increase in acquisition costs of $68.9 million; partially offset by
•$8.8 million of net adverse underwriting loss development relating to our general liability contracts as a result of worse than expected loss experience; and
•$8.1 million of net adverse underwriting loss development relating to our multi-line contracts as a result of worse than expected loss experience.
•The $12.0 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $7.2 million decrease in acquisition costs, for a total of $4.8 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $3.1 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $1.7 million increase in net underwriting loss for the year ended December 31, 2019.

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
The $4.1 million net increase in prior years’ reserves for the year ended December 31, 2018 includes $12.9 million of net favorable reserve development related to decreases in loss reserve estimates and $17.0 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net increase in loss reserves as well as the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions is explained as follows:
•The $12.9 million of net favorable prior years’ reserve development for the year ended December 31, 2018 was accompanied by net increases of $7.7 million in acquisition costs, resulting in a $5.2 million improvement in the net underwriting results, primarily due to:
•$15.8 million of net favorable underwriting loss development relating to workers’ compensation, multi-line and credit and financial lines contracts. The favorable development was the result of better than expected loss experience and was partially offset by;
•$10.5 million of net adverse underwriting loss development primarily relating to our general liability and homeowners’ contracts, as a result of worse than expected loss experience.
•The $17.0 million net increase in loss and loss adjustment expenses incurred resulting from increases in premium earnings estimates was accompanied by a $5.4 million increase in acquisition costs, for a total of $22.4 million increase in loss and loss adjustment expenses incurred and acquisition costs. The increase in loss and loss adjustment expenses incurred and acquisition costs was due to an increase in prior period earned premium of $23.4 million. The increase in prior period earned premium was the result of changes in ultimate premium and earning pattern estimates. The net impact was a $1.0 million improvement in the net underwriting results for the year ended December 31, 2018.
•In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates resulted in a $6.2 million improvement in the net underwriting results for the year ended December 31, 2018.
Incurred and paid development tables by accident year
The Company manages its business on the basis of one operating segment, property and casualty reinsurance. The Company has disaggregated its loss information presented in the tables below by prospective and retroactive reinsurance. For its prospective reinsurance business, the Company further disaggregated by the different lines of business included in this segment. The Company’s retroactive reinsurance contracts have been presented by year of inception. The Company’s retroactive reinsurance contracts within each inception year share similar characteristics and as a result, have not been disaggregated further. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2020. All accident years prior to the current year have been restated and presented using the current year exchange rate.
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
As described in the roll forward of loss and loss adjustment expense reserves section above, changes in the Company’s loss and loss adjustment expense reserves result from both re-estimating loss reserves as well as changes in premium estimates. In addition, many of the Company’s contracts have sliding scale or profit commissions whereby loss reserve development can be offset by changes in acquisition costs. See additional disclosure above on the net impact on underwriting income after considering the impact of changes in premium estimates and the impact of acquisition costs for the years ended December 31, 2020, 2019 and 2018.
Property and Casualty Reinsurance - Prospective Reinsurance Contracts
The following tables provide a breakdown of the Company’s loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid by accident year by line of business for the Company’s prospective reinsurance contracts for the year ended December 31, 2020. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2019 is presented as supplementary information and is unaudited:
Property Catastrophe

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	39,582	39,250	11,000
2020	—	—	—	—	—	—	—	—	59,245	44,628
Total									$98,495	$55,628

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	470	15,326
2020	—	—	—	—	—	—	—	—	7,321
Total									$22,647

Property Catastrophe - net reserves for loss and loss adjustment expenses, end of year									$75,848

Other Property

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$10,917	$8,672	$9,375	$9,353	$9,416	$9,472	$9,501	$9,490	$9,484	$2
2013	—	27,765	24,980	25,766	25,882	25,785	26,170	26,051	26,378	232
2014	—	—	40,256	40,920	41,336	44,627	46,500	46,303	46,719	576
2015	—	—	—	50,330	52,533	54,635	56,313	56,201	56,583	902
2016	—	—	—	—	45,415	43,038	43,799	43,733	43,810	1,108
2017	—	—	—	—	—	41,237	41,833	41,753	41,926	1,576
2018	—	—	—	—	—	—	54,084	52,344	52,650	5,797
2019	—	—	—	—	—	—	—	53,597	53,713	7,096
2020	—	—	—	—	—	—	—	—	59,159	29,199
Total									$390,422	$46,488

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$4,656	$8,381	$9,075	$9,186	$9,352	$9,400	$9,482	$9,483	$9,482
2013	—	14,635	22,229	24,023	25,167	25,406	25,815	25,993	26,127
2014	—	—	19,420	34,381	38,448	42,775	44,533	45,312	45,937
2015	—	—	—	22,706	43,382	48,360	51,783	53,924	55,066
2016	—	—	—	—	21,593	31,871	37,044	39,651	41,872
2017	—	—	—	—	—	24,713	33,436	37,171	39,282
2018	—	—	—	—	—	—	26,458	35,169	45,146
2019	—	—	—	—	—	—	—	22,624	43,542
2020	—	—	—	—	—	—	—	—	24,454
Total									$330,908

Other Property - net reserves for loss and loss adjustment expenses, end of year									$59,514

Workers’ Compensation

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$4,037	$4,534	$5,066	$5,596	$5,715	$5,720	$5,874	$5,938	$6,029	$7
2013	—	27,449	28,616	33,365	33,449	33,252	33,067	32,741	32,965	482
2014	—	—	40,247	46,530	47,160	43,444	42,012	41,091	41,336	1,232
2015	—	—	—	35,788	37,179	34,826	32,554	31,140	30,615	1,498
2016	—	—	—	—	40,433	39,205	36,475	31,047	30,085	2,648
2017	—	—	—	—	—	41,075	40,459	34,453	31,408	5,282
2018	—	—	—	—	—	—	27,753	25,050	22,692	6,989
2019	—	—	—	—	—	—	—	26,890	23,954	10,810
2020	—	—	—	—	—	—	—	—	31,163	26,327
Total									$250,247	$55,275

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$93	$624	$3,017	$4,280	$4,969	$4,796	$5,110	$5,347	$5,687
2013	—	2,587	9,142	16,840	22,826	26,956	29,082	30,377	30,806
2014	—	—	4,073	15,942	24,267	29,564	34,093	36,241	37,332
2015	—	—	—	2,673	10,767	17,011	22,452	24,963	26,374
2016	—	—	—	—	3,985	13,236	18,346	21,754	23,762
2017	—	—	—	—	—	4,586	11,868	16,908	21,346
2018	—	—	—	—	—	—	2,552	7,089	10,820
2019	—	—	—	—	—	—	—	2,639	6,626
2020	—	—	—	—	—	—	—	—	1,177
Total									$163,930

Workers’ Compensation - net reserves for loss and loss adjustment expenses, end of year									$86,317

Auto

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$13,247	$12,264	$11,777	$11,534	$11,433	$11,333	$11,356	$11,349	$11,348	$—
2013	—	20,830	19,990	19,472	19,338	19,483	19,534	19,489	19,485	4
2014	—	—	104,896	103,473	103,568	103,661	103,822	103,623	103,606	30
2015	—	—	—	82,677	88,705	89,550	89,459	89,241	89,088	115
2016	—	—	—	—	77,785	85,903	86,434	86,511	85,725	—
2017	—	—	—	—	—	48,797	50,909	50,814	50,228	101
2018	—	—	—	—	—	—	45,145	43,039	41,949	1,312
2019	—	—	—	—	—	—	—	29,115	25,916	1,807
2020	—	—	—	—	—	—	—	—	30,702	14,164
Total									$458,047	$17,533

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$5,619	$9,989	$11,387	$11,450	$11,382	$11,318	$11,348	$11,349	$11,351
2013	—	8,673	17,244	18,686	19,066	19,363	19,463	19,479	19,475
2014	—	—	45,766	97,651	101,626	102,868	103,379	103,515	103,543
2015	—	—	—	42,451	80,765	86,100	88,168	88,630	88,798
2016	—	—	—	—	38,059	77,511	82,556	85,027	85,334
2017	—	—	—	—	—	23,546	45,312	48,781	49,651
2018	—	—	—	—	—	—	21,182	38,918	39,750
2019	—	—	—	—	—	—	—	10,951	20,408
2020	—	—	—	—	—	—	—	—	10,346
Total									$428,656

Auto - net reserves for loss and loss adjustment expenses, end of year									$29,391

Other Casualty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—
2014	—	—	5,480	7,519	7,316	4,903	5,584	5,849	6,188	1,151
2015	—	—	—	45,558	48,315	33,396	37,113	38,970	42,171	9,352
2016	—	—	—	—	63,082	52,118	54,990	56,774	61,368	20,860
2017	—	—	—	—	—	70,190	71,100	75,345	81,881	35,735
2018	—	—	—	—	—	—	120,618	124,925	135,782	70,256
2019	—	—	—	—	—	—	—	95,955	109,760	64,913
2020	—	—	—	—	—	—	—	—	53,672	48,573
Total									$490,822	$250,840

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—
2014	—	—	16	340	1,390	2,226	3,104	3,685	4,418
2015	—	—	—	310	3,612	9,053	15,781	20,550	26,407
2016	—	—	—	—	621	6,165	13,467	20,783	28,901
2017	—	—	—	—	—	1,418	6,232	12,800	29,364
2018	—	—	—	—	—	—	1,675	9,979	51,275
2019	—	—	—	—	—	—	—	3,627	36,073
2020	—	—	—	—	—	—	—	—	2,394
Total									$178,832

Other Casualty - net reserves for loss and loss adjustment expenses, end of year									$311,990

Credit & Financial Lines

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	364	408	113	107	99	77	80	77	—
2014	—	—	5,844	2,657	2,430	2,204	1,384	1,454	1,341	—
2015	—	—	—	5,249	5,048	4,760	4,012	3,129	2,665	79
2016	—	—	—	—	10,750	10,732	10,825	6,564	6,752	1,247
2017	—	—	—	—	—	13,778	13,804	7,336	7,807	2,808
2018	—	—	—	—	—	—	17,764	10,971	12,401	5,248
2019	—	—	—	—	—	—	—	18,042	19,561	10,527
2020	—	—	—	—	—	—	—	—	23,070	9,622
Total									$73,674	$29,531

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	11	66	74	78	77	77	76
2014	—	—	42	784	1,038	1,318	1,322	1,344	1,310
2015	—	—	—	402	1,128	2,045	2,328	2,503	2,408
2016	—	—	—	—	1,013	2,326	3,419	4,197	4,213
2017	—	—	—	—	—	1,100	2,332	3,032	3,383
2018	—	—	—	—	—	—	897	2,718	4,053
2019	—	—	—	—	—	—	—	1,900	3,406
2020	—	—	—	—	—	—	—	—	8,277
Total									$27,126

Credit & Financial Lines - net reserves for loss and loss adjustment expenses, end of year									$46,548

Multi-line

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	9	4,272	4,564	4,564	4,564	4,564	4,564	4,564	—
2014	—	—	44,049	36,931	40,885	36,422	38,030	38,030	40,277	8,998
2015	—	—	—	86,459	109,696	108,126	108,558	117,790	114,807	13,218
2016	—	—	—	—	121,020	122,037	118,001	125,767	130,195	25,398
2017	—	—	—	—	—	101,297	108,515	112,250	120,122	33,591
2018	—	—	—	—	—	—	90,917	102,022	100,380	49,622
2019	—	—	—	—	—	—	—	129,476	151,092	101,812
2020	—	—	—	—	—	—	—	—	130,526	104,351
Total									$791,963	$336,990

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	1,243	4,563	4,563	4,563	4,563	4,563	4,563
2014	—	—	1,221	14,304	20,921	19,034	20,792	21,082	21,139
2015	—	—	—	30,999	66,086	74,904	77,815	79,727	80,301
2016	—	—	—	—	30,997	77,061	85,365	88,746	90,082
2017	—	—	—	—	—	54,369	75,151	80,899	80,682
2018	—	—	—	—	—	—	30,868	48,537	32,253
2019	—	—	—	—	—	—	—	19,540	28,298
2020	—	—	—	—	—	—	—	—	15,402
Total									$352,720

Multi-line - net reserves for loss and loss adjustment expenses, end of year									$439,243

Other Specialty

Loss and loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$52,105	$49,942	$50,055	$50,055	$50,065	$50,104	$50,104	$50,104	$50,104	$1
2013	—	25,582	24,274	23,450	23,138	23,135	23,138	23,125	23,128	1
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	812	730	119	80
2017	—	—	—	—	—	4,033	3,544	4,025	4,307	527
2018	—	—	—	—	—	—	6,213	6,860	6,156	617
2019	—	—	—	—	—	—	—	9,009	9,594	5,441
2020	—	—	—	—	—	—	—	—	22,974	17,595
Total									$116,382	$24,262

Cumulative net losses and loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------------- Unaudited ---------------------------------------------->
2012	$2,666	$48,455	$50,024	$50,025	$50,067	$50,103	$50,103	$50,103	$50,103
2013	—	—	22,232	23,138	23,134	23,135	23,137	23,127	23,127
2014	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	4	261	575	953
2018	—	—	—	—	—	—	957	2,109	5,037
2019	—	—	—	—	—	—	—	1,640	2,781
2020	—	—	—	—	—	—	—	—	4,245
Total									$86,246

Other Specialty - net reserves for loss and loss adjustment expenses, end of year									$30,136
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
The Company's estimate for loss and loss adjustment expenses incurred, net, at inception of all retroactive reinsurance contracts entered into to date was the same when the contract incepted and at the relevant year end position. As a result, there was no development in the year of inception for any of the Company's retroactive reinsurance contracts written to date. In addition, there were no loss and loss adjustment expenses paid, net, at inception of the Company's retroactive reinsurance contracts. The information related to loss and loss adjustment expenses incurred, net and net loss and loss adjustment expenses paid for the years ended December 31, 2012 through 2019 is presented as supplementary information and is unaudited.
Retroactive contracts incepting in the year ended December 31, 2012
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2012.
Retroactive contracts incepting in the year ended December 31, 2013

Loss and loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net

	<---------------------------------------- Unaudited --------------------------------------------------->
2011	$5,419	$4,173	$4,173	$4,173	$4,173	$4,173	$4,173	$4,173	$—
2012	10,197	7,853	7,853	7,853	7,853	7,853	7,853	7,853	—
2013	4,908	3,779	3,779	3,779	3,779	3,779	3,779	3,779	—
2014	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—
Total								$15,805	$—

Cumulative net loss and loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------- Unaudited --------------------------------------------------->
2011	$—	$1,654	$4,173	$4,173	$4,173	$4,173	$4,173	$4,173
2012	—	3,113	7,853	7,853	7,853	7,853	7,853	7,853
2013	—	1,498	3,779	3,779	3,779	3,779	3,779	3,779
2014	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
Total								$15,805
Net reserves for loss and loss adjustment expenses from 2011 to 2020								—
Net reserves for loss and loss adjustment expenses prior to 2011								—
Retroactive contracts incepting in the year ended December 31, 2013 - net reserves for loss and loss adjustment expenses, end of year								$—

Retroactive contracts incepting in the year ended December 31, 2014

Loss and loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net

	<---------------------------------------- Unaudited ----------------------------------->
2011	$4,293	$3,498	$3,090	$3,274	$2,895	$1,529	$1,529	$—
2012	12,343	10,930	9,655	10,230	9,045	4,778	4,778	—
2013	19,174	17,142	15,143	16,045	14,185	7,493	7,493	—
2014	10,851	9,711	8,578	9,089	8,035	4,245	4,245	—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—
Total							$18,045	$—

Cumulative net loss and loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020
	<---------------------------------------- Unaudited ----------------------------------->
2011	$—	$—	$—	$—	$—	$—	$1,529
2012	—	—	—	—	—	—	4,778
2013	—	—	—	—	—	—	7,493
2014	—	—	—	—	—	—	4,245
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—
Total							$18,045
Net reserves for loss and loss adjustment expenses from 2011 to 2020							—
Net reserves for loss and loss adjustment expenses prior to 2011							—
Retroactive contracts incepting in the year ended December 31, 2014 - net reserves for loss and loss adjustment expenses, end of year							$—

Retroactive contracts incepting in the year ended December 31, 2015

Loss and loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	IBNR loss and LAE reserves, net

	<-------------------------------- Unaudited --------------------------->
2011	$10,433	$10,433	$7,913	$7,527	$4,509	$3,108	$3,108
2012	15,400	15,400	11,820	11,482	6,817	4,480	4,480
2013	18,995	18,995	14,600	14,216	8,432	5,510	5,510
2014	41,992	41,992	32,545	32,143	18,953	11,971	11,971
2015	2,596	2,596	1,788	1,395	913	913	913
2016	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—
Total						$25,982	$25,982

Cumulative net loss and loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020
	<-------------------------------- Unaudited --------------------------->
2011	$—	$—	$—	$—	$—	$—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
Total						$—
Net reserves for loss and loss adjustment expenses from 2011 to 2020						25,982
Net reserves for loss and loss adjustment expenses prior to 2011						3,454
Retroactive contracts incepting in the year ended December 31, 2015 - net reserves for loss and loss adjustment expenses, end of year						$29,436

Retroactive contracts incepting in the year ended December 31, 2016
The Company did not enter into any retroactive reinsurance contracts during the year ended December 31, 2016.
Retroactive contracts incepting in the year ended December 31, 2017

Loss and loss adjustment expenses incurred, net
Accident year	2017	2018	2019	2020	IBNR loss and LAE reserves, net
	<-------------- Unaudited -------------->
2011	$1,693	$1,612	$966	$871	$871
2012	2,248	2,174	1,295	1,158	1,158
2013	3,460	3,365	2,000	1,783	1,783
2014	9,894	9,765	5,768	5,101	5,101
2015	13,002	12,805	7,570	6,703	6,703
2016	24,643	24,408	14,397	12,708	12,708
2017	50,570	50,588	29,719	26,090	26,090
2018	—	—	—	—	—
2019	—	—	—	—	—
2020	—	—	—	—	—
Total				$54,414	$54,414

Cumulative net loss and loss adjustment expenses paid
Accident year	2017	2018	2019	2020
	<-------------- Unaudited -------------->
2011	$—	$—	$—	$—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016	—	—	—	—
2017	—	—	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
Total				$—
Net reserves for loss and loss adjustment expenses from 2011 to 2020				54,414
Net reserves for loss and loss adjustment expenses prior to 2011				485
Retroactive contracts incepting in the year ended December 31, 2017 - net reserves for loss and loss adjustment expenses, end of year				$54,899

Retroactive contracts incepting in the year ended December 31, 2018

Loss and loss adjustment expenses incurred, net
Accident year	2018	2019	2020	IBNR loss and LAE reserves, net
	<------ Unaudited ------>
2011	$200	$132	$132	$129
2012	452	376	376	102
2013	2,300	2,072	2,072	148
2014	6,000	5,466	5,466	241
2015	13,184	12,092	12,092	330
2016	20,093	18,488	18,488	364
2017	17,847	16,439	16,439	280
2018	15,396	14,240	14,240	101
2019	—	—	—	—
2020	—	—	—	—
Total			$69,305	$1,695

Cumulative net loss and loss adjustment expenses paid
Accident year	2018	2019	2020
	<------ Unaudited ------>
2011	$—	$3	$3
2012	—	274	274
2013	—	1,924	1,924
2014	—	5,225	5,225
2015	—	11,762	11,762
2016	—	18,124	18,124
2017	—	16,159	16,159
2018	—	14,139	14,139
2019	—	—	—
2020	—	—	—
Total			$67,610
Net reserves for loss and loss adjustment expenses from 2011 to 2020			1,695
Net reserves for loss and loss adjustment expenses prior to 2011			348
Retroactive contracts incepting in the year ended December 31, 2018 - net reserves for loss and loss adjustment expenses, end of year			$2,043

Retroactive contracts incepting in the year ended December 31, 2019

Loss and loss adjustment expenses incurred, net
Accident year	2019	2020	IBNR loss and LAE reserves, net
	Unaudited
2011	$2,064	$2,218	$2,218
2012	1,211	1,286	1,286
2013	1,983	2,152	2,152
2014	4,328	4,750	4,750
2015	6,197	6,815	6,815
2016	10,858	12,106	12,106
2017	12,908	14,309	14,309
2018	16,769	18,544	18,544
2019	35,527	39,913	39,913
2020	—	—	—
Total		$102,093	$102,093

Cumulative net loss and loss adjustment expenses paid
Accident year	2019	2020
	Unaudited
2011	$—	$—
2012	—	—
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	—	—
2019	—	—
2020	—	—
Total		$—
Net reserves for loss and loss adjustment expenses from 2011 to 2020		102,093
Net reserves for loss and loss adjustment expenses prior to 2011		2,553
Retroactive contracts incepting in the year ended December 31, 2019 - net reserves for loss and loss adjustment expenses, end of year		$104,646

Retroactive contracts incepting in the year ended December 31, 2020

Loss and loss adjustment expenses incurred, net
Accident year	2020	IBNR loss and LAE reserves, net
2011	$184	$184
2012	177	177
2013	255	255
2014	630	630
2015	811	811
2016	2,089	2,090
2017	2,319	2,319
2018	2,336	2,336
2019	3,337	3,337
2020	7,540	7,541
Total	$19,678	$19,680

Cumulative net loss and loss adjustment expenses paid
Accident year	2020
2011	$—
2012	—
2013	—
2014	—
2015	—
2016	—
2017	—
2018	—
2019	—
2020	—
Total	$—
Net reserves for loss and loss adjustment expenses from 2011 to 2020	19,678
Net reserves for loss and loss adjustment expenses prior to 2011	10
Retroactive contracts incepting in the year ended December 31, 2020 - net reserves for loss and loss adjustment expenses, end of year	$19,688

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss expense reserves as of December 31, 2020:

2020
Prospective reinsurance contracts
Property Catastrophe	$75,848
Other Property	59,514
Workers’ Compensation	86,317
Auto	29,391
Other Casualty	311,990
Credit & Financial Lines	46,548
Multi-line	439,243
Other Specialty	30,136
Retroactive reinsurance contracts
Retroactive contracts incepting in the year ended December 31, 2012	—
Retroactive contracts incepting in the year ended December 31, 2013	—
Retroactive contracts incepting in the year ended December 31, 2014	—
Retroactive contracts incepting in the year ended December 31, 2015	29,436
Retroactive contracts incepting in the year ended December 31, 2016	—
Retroactive contracts incepting in the year ended December 31, 2017	54,899
Retroactive contracts incepting in the year ended December 31, 2018	2,043
Retroactive contracts incepting in the year ended December 31, 2019	104,646
Retroactive contracts incepting in the year ended December 31, 2020	19,688
Net reserves for loss and loss adjustment expenses, end of year	1,289,699

Loss and loss adjustment expenses recoverable
Property Catastrophe	218
Other Property	2,801
Workers’ Compensation	—
Auto	—
Other Casualty	8,982
Credit & Financial Lines	2,373
Multi-line	—
Other Specialty	1
Total loss and loss adjustment expenses recoverable	14,375

Deferred charges on retroactive reinsurance contracts	5,994
Gross reserves for loss and loss adjustment expenses, end of year	$1,310,068
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

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2020:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
	(Unaudited)
Prospective reinsurance contracts
Property Catastrophe	6.8%	37.8%	—%	—%	—%	—%	—%	—%	—%
Other Property	47.6%	29.5%	10.2%	5.3%	3.1%	1.4%	1.0%	0.3%	—%
Workers’ Compensation	9.1%	21.8%	21.9%	15.9%	10.0%	3.3%	3.9%	2.6%	5.6%
Auto	44.8%	43.0%	6.3%	1.8%	0.5%	0.1%	0.1%	—%	—%
Other Casualty	1.8%	10.6%	16.0%	15.4%	12.9%	11.6%	11.8%	—%	—%
Credit & Financial Lines	12.5%	22.0%	26.9%	11.7%	3.1%	(1.1)%	(1.4)%	(1.5)%	—%
Multi-line	19.3%	23.8%	15.3%	0.1%	1.8%	0.4%	0.1%	—%	—%
Other Specialty	8.1%	37.3%	12.4%	2.2%	—%	—%	—%	—%	—%
Retroactive reinsurance contracts
Retroactive contracts incepting in the year ended December 31, 2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2013	4.4%	23.7%	31.4%	4.6%	3.4%	2.6%	3.3%	—%	n/a
Retroactive contracts incepting in the year ended December 31, 2014	—%	—%	—%	—%	—%	—%	—%	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2015	—%	—%	—%	—%	—%	—%	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2017	—%	—%	—%	—%	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2018	—%	97.1%	—%	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2019	—%	—%	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Retroactive contracts incepting in the year ended December 31, 2020	—%	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
The Company was incorporated on October 6, 2011, commenced underwriting operations in January 2012 and predominantly writes a mix of personal and commercial lines. As a result, the Company has limited historical data and is unable to present a full cycle of claim payments.
9. Reinsurance premiums ceded
From time to time, the Company purchases retrocessional coverage for one or more of the following reasons: to manage its overall exposure, to reduce its net liability on individual risks, to obtain additional underwriting capacity and to balance its underwriting portfolio. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. Premiums ceded for the years ended December 31, 2020, 2019 and 2018 were $39.7 million, $9.3 million and $19.9 million, respectively. Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. Retrocession contracts do not relieve the Company from its obligations to the insureds. Failure of retrocessionaires to honor their obligations could result in losses to the Company. As of December 31, 2020, the Company had loss and loss adjustment expenses recoverable of $14.4 million (December 31, 2019 - $5.5 million). The Company generally obtains retrocessional coverage from companies rated “A-” or better by AM Best Company, Inc. unless the retrocessionaire’s obligations are collateralized.

10. Management and performance fees
Prior to the change in the Company’s investment account structure, Third Point Re, Third Point Re BDA, TPRUSA and Third Point Re USA were parties to the Amended and Restated Joint Venture and Investment Management Agreements (the “JV Agreements”) with Third Point LLC and TP GP under which Third Point LLC managed certain jointly held assets.
Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA with TP GP, pursuant to which Third Point Re BDA and Third Point Re USA invested in the TP Fund. Effective January 1, 2019, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2019 LPA, together with the 2018 LPA the “LPA”, which amended and restated the 2018 LPA.
Management fees
Pursuant to both the JV Agreements and the LPA, Third Point LLC is entitled to receive monthly management fees. Prior to the change in the Company’s investment account structure, management fees were calculated based on 1.5%, of net investments managed by Third Point LLC. As a result of the 2018 LPA effective August 31, 2018, management fees are charged at the TP Fund level and were calculated based on 1.5% of the investment in TP Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund. As a result of the 2019 LPA effective January 1, 2019, the management fee was revised from 1.5% to 1.25% per annum, with no change to the calculation as part of the 2018 LPA.
There are no management fees associated with the management of the other investment assets managed by Third Point LLC.
Performance fees
Pursuant to both the JV Agreements and the LPA, TP GP receives a performance fee allocation. Prior to the change in the Company’s investment account structure, the performance fee allocation was equal to 20% of the net investment income of the applicable company’s share of the net investment assets managed by Third Point LLC. As a result of the 2018 LPA effective August 31, 2018, the performance fee allocation is equal to 20% of the Company’s investment income in TP Fund.
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
As of December 31, 2020, the loss recovery account for Third Point Re BDA’s investment in TP Fund was $nil (December 31, 2019 - $nil) and for Third Point Re USA’s investment in TP Fund was $nil (December 31, 2019 - $0.5 million). These amounts have not been recorded in the Company’s consolidated balance sheets.

The total management and performance fees to related parties for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Management fees - Third Point LLC	$—	$—	$25,797
Performance fees - Third Point Advisors LLC	—	—	4,048
Management and performance fees to related parties as reported in the Company’s consolidated statements of income (loss) (1)	—	—	29,845
Management fees - TP Fund	14,521	17,175	10,782
Performance fees - fixed income and other investments (2)	14,023	—	—
Performance fees - TP Fund (before loss carryforward)	51,762	49,851	(3,406)
Performance fees - loss carryforward utilized	(506)	(47,470)	—
Total management and performance fees to related parties	$79,800	$19,556	$37,221
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
(2) Pursuant to the terms of the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC are now also subject to 20% performance fees for the year ended December 31, 2020.
11. Deposit accounted contracts
The following table represents activity for the deposit contracts for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance, beginning of year	$172,259	$145,342	$129,133
Consideration received	550	23,884	17,879
Consideration receivable	—	10,164	7,390
Net investment expense (income) allocation	852	5,879	(1,273)
Payments	(20,752)	(13,052)	(8,089)
Foreign currency translation	52	42	302
Balance, end of year	$152,961	$172,259	$145,342
12. Senior Notes payable and letter of credit facilities
Senior Notes payable
As of December 31, 2020, TPRUSA had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “Notes”) due February 13, 2025.  The Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Notes are fully and unconditionally guaranteed by Third Point Re, and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes. As of December 31, 2020, the Company had capitalized $0.7 million of costs associated with the Notes, which are presented as a direct deduction from the principal amount of the Notes on the consolidated balance sheets. As of December 31, 2020, the Notes had an estimated fair value of $117.8 million (December 31, 2019 - $121.7 million). The fair value measurements were based on observable inputs and therefore were considered to be Level 2. The Company was in compliance with all debt covenants as of December 31, 2020 and 2019.

Letters of credit
As of December 31, 2020, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Committed - Secured letters of credit facilities	$225,000	$99,638	$102,283
Uncommitted - Secured letters of credit facilities	n/a	203,749	203,749
		$303,387	$306,032
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. See Note 3 for additional information.
13. Net investment income (loss)
Net investment income (loss) for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018
Net investment income (loss) by type
Net realized gains (losses) on investments and investment derivatives	$46,369	$(5,850)	$446,646
Net change in unrealized gains (losses) on investments and investment derivatives	14,881	8,381	(412,650)
Net gains (losses) on currencies	7,998	12,806	(7,305)
Dividend and interest income	16,035	18,551	53,523
Dividends paid on securities sold, not yet purchased	—	—	(5,259)
Other expenses	(1,333)	(954)	(15,696)
Management and performance fees to related parties (1)	—	—	(29,845)
Net investment income (loss) from investment in related party investment fund (1)	194,988	249,626	(280,847)
Net investment income (loss)	$278,938	$282,560	$(251,433)
(1)Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income (loss) from investment in related party investment fund from the effective date of the transition. See Note 10 for additional information regarding management and performance fees.

The following table provides an additional breakdown of our net investment income (loss) by asset and liability type for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net investment income (loss) by asset type
Equity securities	$—	$—	$70,646
Private common equity securities	—	—	(401)
Private preferred equity securities	—	—	(2,680)
Total equities	—	—	67,565
Asset-backed securities	34,601	—	20,714
Bank debt	376	—	5,326
Corporate bonds	34,522	—	(2,958)
Municipal bonds	—	—	9,990
U.S. Treasury securities	2,430	8,703	2,787
Sovereign debt	162	515	(7,380)
Other debt securities	—	—	406
Total debt securities	72,091	9,218	28,885
Options	—	—	(15,527)
Rights and warrants	—	—	238
Real estate	—	—	(186)
Trade claims	—	—	(580)
Total other investments	—	—	(16,055)
Net investment loss in funds valued at NAV, excluding TP Fund	—	(6)	(723)
Total net investment income from invested assets	72,091	9,212	79,672
Net investment income (loss) by liability type
Equity securities	—	—	(32,407)
Corporate bonds	—	—	(2,452)
U.S. Treasury securities	582	—	—
Options	—	—	21,697
Total net investment income (loss) from securities sold, not yet purchased	582	—	(13,162)
Other investment income (losses) and other expenses not presented above
Other investment income (expenses)	(1,021)	(954)	903
Net investment income on derivative contracts	—	—	644
Net investment income (loss) on cash, including foreign exchange gain (loss)	12,298	24,676	(14,885)
Net investment losses on securities purchased under an agreement to sell and securities sold under an agreement to repurchase	—	—	(238)
Withholding taxes reclassified to income tax expense	—	—	6,325
Total other investment income and other expenses	11,277	23,722	(7,251)
Management and performance fees to related parties (1)	—	—	(29,845)
Net investment income (loss) from investment in related party investment fund (1)	194,988	249,626	(280,847)
Net investment income (loss)	$278,938	$282,560	$(251,433)
(1)Effective August 31, 2018, Third Point Re, Third Point Re BDA and Third Point Re USA entered into the 2018 LPA to invest in TP Fund.  As a result, the management and performance fees are presented within net investment income (loss) from investment in related party investment fund from the effective date of the transition. See Note 10 for additional information regarding management and performance fees.

14. Other expenses
Other expenses for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018
Investment expense (income) on deposit liabilities	$852	$5,879	$(1,273)
Investment expense and change in fair value of embedded derivatives in reinsurance contracts	10,319	10,740	10,883
Change in fair value of reinsurance contracts accounted for as derivatives	(1,222)	—	—
Current expected credit losses	624	—	—
	$10,573	$16,619	$9,610

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
The Company had recorded uncertain tax positions related to certain investment transactions in certain foreign jurisdictions. As of December 31, 2020, the Company had accrued $1.6 million (December 31, 2019 - $1.5 million).
For the years ended December 31, 2020, 2019 and 2018, the Company recorded income tax expense (benefit), as follows:

	2020	2019	2018
Income tax expense (benefit) related to U.S. and U.K. subsidiaries	$8,040	$713	$(10,035)
Change in uncertain tax positions	68	—	(300)
Withholding taxes on certain investment transactions (1)	—	—	6,325
	$8,108	$713	$(4,010)
(1)Prior to the change in the Company’s investment account structure, the Company was subject to withholding taxes on income sourced in the United States and in other countries, subject to each countries’ specific tax regulations. Income subject to withholding taxes included, but is not limited to, dividends, capital gains and interest on certain investments.
The following is a summary of the Company’s income (loss) before income tax expense (benefit) by jurisdiction for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Bermuda	$113,646	$197,973	$(273,697)
United States	38,159	3,245	(47,771)
United Kingdom	161	114	(11)
	$151,966	$201,332	$(321,479)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 21.0% and 19.0% have been used for Bermuda, the United States and the United Kingdom, respectively. As of December 31, 2020, the Company has income tax returns open for examination in the United States for the tax years 2016 through 2019.
The following table presents a reconciliation of expected income taxes to income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Bermuda (expected tax expense at 0%)	$—	$—	$—
Foreign taxes at local expected rates:
United States	8,013	681	(10,032)
United Kingdom	31	22	(2)
Withholding taxes related to dividend and interest income	—	—	6,325
Uncertain tax positions	68	—	(300)
Non-deductible expenses and other	(4)	10	(1)
	$8,108	$713	$(4,010)
The following table presents the Company’s current and deferred incomes taxes for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Current tax expense	$145	$54	$6,025
Deferred tax expense (benefit)	7,963	659	(10,035)
	$8,108	$713	$(4,010)
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2020, 2019 and 2018:

	2020	2019	2018
Deferred tax assets:
Discounting of loss and loss adjustment expense reserves	$1,027	$786	$534
Unearned premiums	5,543	1,774	1,567
Temporary differences in recognition of expenses	2,462	1,208	1,247
Net operating loss carryforward	10,131	9,282	6,798
Total deferred tax assets	19,163	13,050	10,146

Deferred tax liabilities:
Deferred acquisition costs	8,276	1,379	1,490
Unrealized gains (losses) on investments	10,474	3,366	(405)
Total deferred tax liabilities	18,750	4,745	1,085
Net deferred tax assets	$413	$8,305	$9,061
The deferred tax assets and liabilities as of December 31, 2020 were primarily related to U.S. income tax. To evaluate the recoverability of the deferred tax assets, the Company considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize future tax benefits. The Company believes that it is more likely than not that it will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was recorded as of December 31, 2020 and 2019. As of December 31, 2020, deferred tax assets included $48.5 million related to net operating loss carryforwards. A portion of the net operating losses generated prior to January 1, 2018 can be carried forward for twenty years and will begin to expire in 2035. Losses generated after January 1, 2018 can generally be carried forward indefinitely.
16. Share capital
The following table presents a summary of the common shares issued and outstanding as of and for the years ended December 31, 2020, 2019 and 2018:

Common shares	2020	2019	2018
Common shares issued, beginning of year	94,225,498	93,639,610	107,227,347
Options exercised	—	187,678	—
Restricted shares granted, net of forfeitures	1,012,939	366,453	50,644
Performance restricted shares granted, net of forfeitures and shares withheld	344,296	31,757	256,106
Retirement of treasury shares and shares repurchased (1)	—	—	(14,256,043)
Warrants exercised, net (2)	—	—	361,556
Common shares issued, end of year	95,582,733	94,225,498	93,639,610
(1)Prior to December 31, 2017, common shares repurchased by the Company were not canceled and were classified as treasury shares. Effective January 1, 2018, all treasury shares were retired and subsequent shares repurchased are retired.
(2)During the year ended December 31, 2018, 1,156,184 warrants were exercised. As a result of the warrant holder electing net settlement, 794,628 of those common shares were withheld by the Company and were subsequently retired, resulting in a net issuance of 361,556 common shares.
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
During the years ended December 31, 2020 and 2019, the Company did not repurchase any of its common shares.
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
As of December 31, 2020, the Company is authorized to repurchase up to an aggregate of $61.3 million of additional common shares under its share repurchase program.

Warrants
The Company’s Founders and an advisor provided insurance industry expertise, resources and relationships to ensure that the Company would be fully operational with key management in place in time for the January 2012 underwriting season. In consideration of these commitments, the Company reserved for issuance to the Founders and an advisor warrants to purchase, in the aggregate, up to 4.0% (Founders 3.5% and an advisor 0.5%) of the diluted shares (up to a maximum of $1 billion of subscribed shares) provided that the Founders and the advisor will not be issued any warrants for common shares issued in consideration for any capital raised by the Company in excess of $1 billion. The following is a summary of warrants as of December 31, 2020:

	Exercise price	Authorized and issued	Aggregated fair value of warrants

Founders	$10.00	2,913,684	$10,884
Advisor	$10.00	581,295	2,171
		3,494,979	$13,055
The warrants expire 10 years from the date of issuance, December 22, 2011, and will be exercisable at a price per share of $10.00, which is equal to the price per share paid by investors in the initial private offering.
17. Share-based compensation
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
As of December 31, 2020, 7,617,210 (December 31, 2019 - 9,006,995) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The following table provides the total share-based compensation expense included in general and administrative expenses during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Management and director options	$—	$—	$275
Restricted shares with service condition	2,812	1,927	611
Restricted shares with service and performance condition	3,824	5,134	4,070
	$6,636	$7,061	$4,956
As of December 31, 2020, the Company had $14.2 million (December 31, 2019 - $7.1 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.9 years (December 31, 2019 - 1.5 years).
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
The Company has not granted any stock option awards since April 2013. These stock option awards were fully amortized as of December 31, 2018.

The management and director options activity for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2018	8,888,053	$13.43
Forfeited	—	—
Exercised	—	—
Balance as of January 1, 2019	8,888,053	13.43
Forfeited	(393,717)	14.73
Exercised	(187,678)	10.00
Balance as of January 1, 2020	8,306,658	13.45
Forfeited	—	—
Exercised	—	—
Balance as of December 31, 2020	8,306,658	$13.45
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. There were no share options granted in the years ended December 31, 2020 and 2019. As of December 31, 2020, the weighted average remaining contractual term for options outstanding and exercisable was 1.2 years and 1.2 years, respectively (2019 - 2.2 years and 2.2 years, respectively).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2020:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$10.00 - $10.89	4,774,694	$10.04	1.1 years	4,774,694	$10.04
$15.05 - $16.89	1,800,866	$15.92	1.3 years	1,800,866	$15.92
$20.00 - $25.05	1,731,098	$20.28	1.2 years	1,731,098	$20.28
	8,306,658	$13.45	1.2 years	8,306,658	$13.45
As the Company’s closing share price on December 31, 2020 was below $10.00, there was no aggregate intrinsic value of options outstanding and options exercisable. As of December 31, 2019, the aggregate intrinsic value of options outstanding and options exercisable was $2.4 million and $2.4 million, respectively. For the year ended December 31, 2020, the Company did not receive proceeds from the exercise of options (2019 - $1.9 million).
Restricted shares with service condition
Restricted shares with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share award activity for the restricted shares with only a service condition for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2018	18,209	$12.15
Granted	50,644	13.45
Vested	(44,788)	12.97
Balance as of January 1, 2019	24,065	13.35
Granted	403,360	11.10
Forfeited	(36,907)	11.31
Vested	(49,751)	12.40
Balance as of January 1, 2020	340,767	11.83
Granted	1,029,373	8.30
Forfeited	(16,434)	9.77
Vested	(182,648)	10.10
Balance as of December 31, 2020	1,171,058	$8.80
For the year ended December 31, 2020, the Company issued 559,017 (2019 - 67,291 and 2018 - 50,644) restricted shares to directors and 105,836 (2019 - 336,069 and 2018 - nil) restricted shares to employees. The restricted shares issued to employees in 2019 and 2020 vest in equal annual installments over three years based on continued employment. The restricted shares issued to directors in 2018, 2019 and 2020 vest quarterly on July 31, October 31, January 31 and April 30, of each year. Siddhartha Sankaran, our chairman of the board of directors, received 364,520 restricted shares in connection with the Merger. The shares will vest in equal annual installments over five years on the anniversary of the closing of the Merger based on his continued employment. However, if the Merger is terminated a portion of the restricted shares shall vest as of the date the Merger is terminated in an amount equal to the number of restricted shares that would have become vested through the merger agreement termination date had the five-year vesting period instead commenced as of the date of execution of the Merger Agreement, August 6, 2020 and the remainder of the unvested restricted shares shall vest in equal annual installments on each anniversary of the signing date subject Mr. Sankaran’s continued provision of services as a director on the board through such date.
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

Restricted share award activity for the restricted shares with a service and performance condition for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value
Balance as of January 1, 2018	1,855,379	887,203	$12.60
Granted	556,403	370,931	14.01
Forfeited	(294,977)	(4,102)	13.98
Vested	(115,757)	(115,757)	14.00
Change in estimated restricted shares considered probable of vesting	n/a	46,945	13.35
Balance as of January 1, 2019	2,001,048	1,185,220	12.80
Granted	862,176	574,784	10.95
Forfeited	(823,977)	(290,552)	11.70
Vested	(148,718)	(148,718)	11.40
Change in estimated restricted shares considered probable of vesting	n/a	(6,698)	12.92
Balance as of January 1, 2020	1,890,529	1,314,036	12.43
Granted	749,322	499,542	9.46
Forfeited	(372,476)	(39,214)	12.12
Vested	(504,440)	(504,440)	12.16
Change in estimated restricted shares considered probable of vesting	n/a	132,656	11.28
Balance as of December 31, 2020	1,762,935	1,402,580	$10.98
Defined contribution retirement plans
The Company's employees are eligible for retirement benefits through defined contribution retirement plans. The Company and employees contribute an amount equal to a specified percentage of each employee's salary. Expenses related to the defined contribution plans were $1.0 million for the year ended December 31, 2020 (2019 - $0.9 million and 2018 - $0.9 million)
18. Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company.
Arcadian
In September 2020, the Company co-founded Arcadian, a managing general agent incorporated in Bermuda writing business on behalf of the Company. The Company’s ownership in Arcadian as of December 31, 2020 was 49%, representing 980,000 common shares at $1.00 par value. The Company has determined that Arcadian has the characteristics of a variable interest entity (“VIE”) that are addressed by the guidance in ASC 810, Consolidation (ASC 810). Arcadian is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements.
The Company’s financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. Arcadian commenced operations on October 1, 2020 and began writing business on behalf of the Company.

The following table is a reconciliation of the beginning and ending carrying amount of total noncontrolling interests for the year ended December 31, 2020:

December 31, 2020
Balance, beginning of year	$—
Net income attributable to noncontrolling interests	341
Contributions	1,020
Balance, end of year	$1,361
19. Earnings (loss) per share available to Third Point Re common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to Third Point Re common shareholders for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Weighted-average number of common shares outstanding:	($ in thousands, except share and per share amounts)
Basic number of common shares outstanding	92,510,090	91,835,990	97,054,315
Dilutive effect of options	—	125,530	—
Dilutive effect of warrants	—	91,884	—
Dilutive effect of restricted shares with service and performance condition	447,709	598,912	—
Diluted number of common shares outstanding	92,957,799	92,652,316	97,054,315
Basic earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$143,517	$200,619	$(317,692)
Net income allocated to Third Point Re participating common shareholders	(1,106)	(643)	—
Net income (loss) allocated to Third Point Re common shareholders	$142,411	$199,976	$(317,692)
Basic earnings (loss) per share available to Third Point Re common shareholders	$1.54	$2.18	$(3.27)
Diluted earnings (loss) per common share:
Net income (loss) available to Third Point Re common shareholders	$143,517	$200,619	$(317,692)
Net income allocated to Third Point Re participating common shareholders	(1,101)	(637)	—
Net income (loss) allocated to Third Point Re common shareholders	$142,416	$199,982	$(317,692)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$1.53	$2.16	$(3.27)
For the year ended December 31, 2020, anti-dilutive options of 3,741,266 and warrants of 3,494,979 were excluded from the computation of diluted earnings per share. For the year ended December 31, 2019, anti-dilutive options of 3,719,404 were excluded from the computation of diluted earnings per share.
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
21. Commitments and Contingencies
Operating leases
The Company leases offices space in Bermuda and in New Jersey, U.S.A. The leases have been accounted for as operating leases. Total rent expense for each of the years ended December 31, 2020, 2019 and 2018 were $0.9 million, $0.9 million and $0.8 million, respectively.
Future minimum rental commitments as of December 31, 2020 under these leases are expected to be as follows:

2021	$842
2022	39
2023	—
2024	—
2025	—
Thereafter	—
$881
Agreements
Third Point LLC
As a result of the 2019 LPA effective January 1, 2019, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Fund level and are calculated based on 1.25% of the investment in TP

Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Fund by the average daily investment exposure leverage of the Offshore Master Fund.
Employment agreements
As of December 31, 2020, the Company has entered into employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, share-based awards, participation in the Company’s employee benefit programs and the reimbursements of expenses.
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
Letters of Credit
See Note 12 for additional information related to the Company’s letter of credit facilities.
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
Preference Shares
On September 4, 2020, the Company entered into a definitive agreement (the “Agreement”) with the holders of Sirius Series B Preference Shares (the “Series B Preference Shares”). Pursuant to the terms of the Agreement, the Series B Preference Shares holders have agreed that upon closing of the Merger, they will convert their existing Series B Preference Shares of Sirius into up to $260.0 million face value of newly-issued Series B Preference Shares of Third Point Re (the “New Preference Shares”). The New Preference Shares will be perpetual in nature, carry an 8.00% annual cumulative cash dividend, and will be callable by Third Point Re on each fifth anniversary of the closing of the Merger or upon certain other events. At the time of issuance upon the closing of the Merger, Third Point Re will have the option to substitute up to $60.0 million in cash in lieu of an equal face amount of the New Preference Shares (or pay in cash the agreed New Preference Shares face amount of $260.0 million in full).
Promissory Note
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement (the “Notes”) with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of December 31, 2020.
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

22. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports one operating segment, Property and Casualty Reinsurance. Non-underwriting income and expenses including: net investment income (loss), general and administrative expenses related to corporate activities, other expenses, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are presented as a reconciliation to the Company’s consolidated results. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
The following is a summary of the Company’s operating segment results for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total	Property and Casualty Reinsurance	Total
Revenues
Gross premiums written	$588,035	$588,035	$631,846	$631,846	$578,252	$578,252
Gross premiums ceded	(39,717)	(39,717)	(9,265)	(9,265)	(19,895)	(19,895)
Net premiums written	548,318	548,318	622,581	622,581	558,357	558,357
Change in net unearned premium reserves	62,534	62,534	77,561	77,561	63,085	63,085
Net premiums earned	610,852	610,852	700,142	700,142	621,442	621,442
Expenses
Loss and loss adjustment expenses incurred, net	465,298	465,298	403,499	403,499	438,414	438,414
Acquisition costs, net	187,062	187,062	295,626	295,626	206,498	206,498
General and administrative expenses	21,677	21,677	23,366	23,366	18,635	18,635
Total expenses	674,037	674,037	722,491	722,491	663,547	663,547
Net underwriting loss	$(63,185)	(63,185)	$(22,349)	(22,349)	$(42,105)	(42,105)
Net investment income (loss)		278,938		282,560		(251,433)
Corporate expenses		(39,765)		(30,397)		(17,606)
Other expenses		(10,573)		(16,619)		(9,610)
Interest expense		(8,230)		(8,228)		(8,228)
Foreign exchange gains (losses)		(5,219)		(3,635)		7,503
Income tax (expense) benefit		(8,108)		(713)		4,010
Net income attributable to noncontrolling interests		(341)		—		(223)
Net income (loss) available to Third Point Re common shareholders		$143,517		$200,619		$(317,692)

Property and Casualty Reinsurance - Underwriting Ratios (1):
Loss ratio	76.2%		57.6%		70.6%
Acquisition cost ratio	30.6%		42.2%		33.2%
Composite ratio	106.8%		99.8%		103.8%
General and administrative expense ratio	3.5%		3.4%		3.0%
Combined ratio	110.3%		103.2%		106.8%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

The following table lists the number of contracts that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2020, 2019 and 2018 as a percentage of total gross premiums written in the relevant year:

	2020	2019	2018
Largest contract	n/a	15.2%	17.5%
Second largest contract	n/a	n/a	12.1%
Total for contracts contributing greater than 10% each	—%	15.2%	29.6%
Total for contracts contributing less than 10% each	100.0%	84.8%	70.4%
	100.0%	100.0%	100.0%

The following table lists counterparties with whom the Company has reinsurance balances receivable representing more than 10% of the Company’s total reinsurance balances receivable as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Counterparty 1	$94,131	16.8%	$114,252	19.2%
Counterparty 2	75,336	13.5%	105,992	17.8%
Counterparty 3	n/a	—%	88,895	14.9%
	169,467	30.3%	309,139	51.9%
Other counterparties representing less than 10% each	389,921	69.7%	286,981	48.1%
Reinsurance balances receivable	$559,388	100.0%	$596,120	100.0%

The following table provides a breakdown of the Company’s gross premiums written by line of business for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
Property	$172,330	29.3%	$144,271	22.8%	$9,070	1.6%
Casualty	208,013	35.4%	151,893	24.0%	235,789	40.8%
Specialty	178,746	30.4%	248,044	39.3%	259,173	44.8%
Total prospective reinsurance contracts	559,089	95.1%	544,208	86.1%	504,032	87.2%
Retroactive reinsurance contracts	28,946	4.9%	87,638	13.9%	74,220	12.8%
	$588,035	100.0%	$631,846	100.0%	$578,252	100.0%
Substantially all of the Company’s business is sourced through reinsurance brokers. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
Largest broker	$194,122	33.0%	$160,404	25.4%	$198,251	34.3%
Second largest broker	125,683	21.4%	150,377	23.8%	157,542	27.2%
Third largest broker	91,055	15.5%	137,685	21.8%	70,524	12.2%
Other	177,175	30.1%	183,380	29.0%	151,935	26.3%
	$588,035	100.0%	$631,846	100.0%	$578,252	100.0%

The following table provides a breakdown of the Company’s gross premiums written by domicile of the ceding companies for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
United States	$368,089	62.6%	$326,987	51.8%	$326,261	56.4%
United Kingdom	109,299	18.6%	154,909	24.5%	63,619	11.0%
Bermuda	100,237	17.0%	142,246	22.5%	93,406	16.2%
Other	10,410	1.8%	7,704	1.2%	94,966	16.4%
	$588,035	100.0%	$631,846	100.0%	$578,252	100.0%
The following tables provide a breakdown of the Company’s premiums written from direct business, reinsurance assumed and reinsurance ceded, on both a written and earned basis for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Written premiums:
Direct	$19,039	$—	$—
Assumed	568,996	631,846	578,252
Gross premiums written	588,035	631,846	578,252
Ceded	(39,717)	(9,265)	(19,895)
Net premiums written	$548,318	$622,581	$558,357

	2020	2019	2018
Premiums earned:
Direct	$1,038	$—	$—
Assumed	638,817	710,014	624,834
Gross premiums earned	639,855	710,014	624,834
Ceded	(29,003)	(9,872)	(3,392)
Net premiums earned	$610,852	$700,142	$621,442
23. Statutory requirements
Under the Bermuda Insurance Act 1978, as amended, and related regulations, Third Point Re BDA and Third Point Re USA are subject to capital requirements calculated using the Bermuda Solvency and Capital Requirement (“BSCR”) model, which is a standardized statutory risk-based capital model used to measure the risk associated with Third Point Re BDA’s and Third Point Re USA’s assets, liabilities and premiums. Third Point Re BDA’s and Third Point Re USA’s required statutory capital and surplus under the BSCR model is referred to as the enhanced capital requirement (“ECR”). Third Point Re BDA and Third Point Re USA are required to calculate and submit the ECR to the Bermuda Monetary Authority (“BMA”), annually. Following receipt of the submission of Third Point Re BDA’s and Third Point Re USA’s ECR, the BMA has the authority to impose additional capital requirements (capital add-ons) if it deems necessary. If a company fails to maintain or meet its ECR, the BMA may take various degrees of regulatory action. In 2016, the BMA implemented the economic balance sheet (“EBS”) framework, which is now used as the basis to determine the Company’s ECR.  Under this framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money using a risk-free discount rate, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. As of December 31, 2020 and 2019, Third Point Re BDA and Third Point Re USA met their ECR.
As of December 31, 2020 and 2019, the principal difference between statutory capital and surplus and shareholders’ equity presented in accordance with GAAP is that prepaid expenses is a non-admitted asset for statutory purposes.

Third Point Re BDA and Third Point Re USA are also required under their Class 4 licenses to maintain minimum liquidity ratios whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2020 and 2019, Third Point Re BDA and Third Point Re USA met their minimum liquidity ratio requirements.
The following is a summary of estimated actual and required statutory capital and surplus, based on the EBS framework, of Third Point Re BDA and Third Point Re USA as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Actual statutory capital and surplus
Third Point Re BDA	$1,211,102	$1,298,596
Third Point Re USA	296,938	276,185
Required statutory capital and surplus
Third Point Re BDA	610,173	555,714
Third Point Re USA	$115,086	$112,601
The following is a summary of the statutory net income for Third Point Re BDA and Third Point Re USA for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Third Point Re BDA	$139,646	$214,227	$(272,339)
Third Point Re USA	$36,659	$9,016	$(29,491)
Dividend restrictions
Third Point Re BDA
Third Point Re BDA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, Third Point Re BDA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless Third Point Re BDA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re BDA to fail to meet its capital requirements. As of December 31, 2020, Third Point Re BDA could pay dividends in 2021 of approximately $316.7 million (December 31, 2019 - $314.5 million) without providing an affidavit to the BMA.
Third Point Re USA
Third Point Re USA may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. Third Point Re USA is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus, unless Third Point Re USA files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause Third Point Re USA to fail to meet its capital requirements. Third Point Re USA is also restricted by the amount of shareholder’s equity that is available for the payment of dividends and must maintain a minimum shareholder’s equity of $250.0 million as per the Net Worth Maintenance Agreement. As of December 31, 2020, Third Point Re USA could pay dividends of approximately $47.4 million (December 31, 2019 - $21.6 million).

24. Supplemental guarantor information
Third Point Re fully and unconditionally guarantees the $115.0 million of Notes issued by TPRUSA, a wholly owned subsidiary.
The following information sets forth the consolidating balance sheets as of December 31, 2020 and 2019 and the consolidating statements of income (loss) and cash flows for the years ended December 31, 2020, 2019 and 2018 for Third Point Re, TPRUSA and the non-guarantor subsidiaries of Third Point Re.  Investments in subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the parent guarantor, TPRUSA and all other subsidiaries are reflected in the eliminations column.

CONSOLIDATING BALANCE SHEET
As of December 31, 2020
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$1,156,929	$—	$1,160,929
Cash and cash equivalents	212	164	525,615	—	525,991
Restricted cash and cash equivalents	—	—	1,187,948	—	1,187,948
Investment in subsidiaries	1,459,895	297,415	192,148	(1,949,458)	—
Due from brokers	—	—	94,902	—	94,902
Interest and dividends receivable	—	—	909	—	909
Reinsurance balances receivable, net	—	—	559,388	—	559,388
Deferred acquisition costs, net	—	—	134,308	—	134,308
Unearned premiums ceded	—	—	27,659	—	27,659
Loss and loss adjustment expenses recoverable, net	—	—	14,375	—	14,375
Amounts due from (to) affiliates	96,607	52	(96,659)	—	—
Other assets	4,933	8,515	5,737	—	19,185
Total assets	$1,565,647	$306,146	$3,803,259	$(1,949,458)	$3,725,594
Liabilities
Accounts payable and accrued expenses	$1,722	$—	$12,866	$—	$14,588
Reinsurance balances payable	—	—	80,408	—	80,408
Deposit liabilities	—	—	152,961	—	152,961
Unearned premium reserves	—	—	472,948	—	472,948
Loss and loss adjustment expense reserves	—	—	1,310,068	—	1,310,068
Securities sold, not yet purchased, at fair value	—	—	11,990	—	11,990
Interest and dividends payable	—	3,057	21	—	3,078
Senior notes payable, net of deferred costs	—	114,267	—	—	114,267
Total liabilities	1,722	117,324	2,041,262	—	2,160,308
Shareholders' equity
Common shares	9,558	—	1,239	(1,239)	9,558
Additional paid-in capital	933,903	192,494	1,598,969	(1,791,463)	933,903
Retained earnings (deficit)	620,464	(3,672)	160,428	(156,756)	620,464
Shareholders’ equity attributable to Third Point Re common shareholders	1,563,925	188,822	1,760,636	(1,949,458)	1,563,925
Noncontrolling interests	—	—	1,361	—	1,361
Total shareholders’ equity	1,563,925	188,822	1,761,997	(1,949,458)	1,565,286
Total liabilities, noncontrolling interests and shareholders’ equity	$1,565,647	$306,146	$3,803,259	$(1,949,458)	$3,725,594

CONSOLIDATING BALANCE SHEET
As of December 31, 2019
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total investments in securities	$4,000	$—	$985,701	$—	$989,701
Cash and cash equivalents	10	176	639,229	—	639,415
Restricted cash and cash equivalents	—	—	1,014,543	—	1,014,543
Investment in subsidiaries	1,419,197	271,624	191,077	(1,881,898)	—
Interest and dividends receivable	—	—	2,178	—	2,178
Reinsurance balances receivable, net	—	—	596,120	—	596,120
Deferred acquisition costs, net	—	—	154,717	—	154,717
Unearned premiums ceded	—	—	16,945	—	16,945
Loss and loss adjustment expenses recoverable, net	—	—	5,520	—	5,520
Amounts due from (to) affiliates	(5,722)	(3,898)	9,620	—	—
Other assets	764	6,784	13,007	—	20,555
Total assets	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694
Liabilities
Accounts payable and accrued expenses	$4,175	$—	$13,641	$—	$17,816
Reinsurance balances payable	—	—	81,941	—	81,941
Deposit liabilities	—	—	172,259	—	172,259
Unearned premium reserves	—	—	524,768	—	524,768
Loss and loss adjustment expense reserves	—	—	1,111,692	—	1,111,692
Interest and dividends payable	—	3,055	—	—	3,055
Senior notes payable, net of deferred costs	—	114,089	—	—	114,089
Total liabilities	4,175	117,144	1,904,301	—	2,025,620
Shareholders’ equity
Common shares	9,423	—	1,239	(1,239)	9,423
Additional paid-in capital	927,704	191,361	1,591,796	(1,783,157)	927,704
Retained earnings (deficit)	476,947	(33,819)	131,321	(97,502)	476,947
Shareholders’ equity attributable to Third Point Re common shareholders	1,414,074	157,542	1,724,356	(1,881,898)	1,414,074
Total liabilities and shareholders’ equity	$1,418,249	$274,686	$3,628,657	$(1,881,898)	$3,439,694

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2020
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$588,035	$—	$588,035
Gross premiums ceded	—	—	(39,717)	—	(39,717)
Net premiums written	—	—	548,318	—	548,318
Change in net unearned premium reserves	—	—	62,534	—	62,534
Net premiums earned	—	—	610,852	—	610,852
Net investment income	—	—	278,938	—	278,938
Equity in earnings (losses) of subsidiaries	169,926	36,658	(61)	(206,523)	—
Total revenues	169,926	36,658	889,729	(206,523)	889,790
Expenses
Loss and loss adjustment expenses incurred, net	—	—	465,298	—	465,298
Acquisition costs, net	—	—	187,062	—	187,062
General and administrative expenses	26,407	12	35,023	—	61,442
Other expenses	—	—	10,573	—	10,573
Interest expense	—	8,230	—	—	8,230
Foreign exchange losses	2	—	5,217	—	5,219
Total expenses	26,409	8,242	703,173	—	737,824
Income before income tax (expense) benefit	143,517	28,416	186,556	(206,523)	151,966
Income tax (expense) benefit	—	1,731	(9,839)	—	(8,108)
Net income	143,517	30,147	176,717	(206,523)	143,858
Net income attributable to noncontrolling interests	—	—	(341)	—	(341)
Net income available to Third Point Re common shareholders	$143,517	$30,147	$176,376	$(206,523)	$143,517

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2019
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$631,846	$—	$631,846
Gross premiums ceded	—	—	(9,265)	—	(9,265)
Net premiums written	—	—	622,581	—	622,581
Change in net unearned premium reserves	—	—	77,561	—	77,561
Net premiums earned	—	—	700,142	—	700,142
Net investment income	—	—	282,560	—	282,560
Equity in earnings (losses) of subsidiaries	216,877	9,017	(40)	(225,854)	—
Total revenues	216,877	9,017	982,662	(225,854)	982,702
Expenses
Loss and loss adjustment expenses incurred, net	—	—	403,499	—	403,499
Acquisition costs, net	—	—	295,626	—	295,626
General and administrative expenses	16,258	(59)	37,564	—	53,763
Other expenses	—	—	16,619	—	16,619
Interest expense	—	8,228	—	—	8,228
Foreign exchange losses	—	—	3,635	—	3,635
Total expenses	16,258	8,169	756,943	—	781,370
Income before income tax (expense) benefit	200,619	848	225,719	(225,854)	201,332
Income tax (expense) benefit	—	1,716	(2,429)	—	(713)
Net income	200,619	2,564	223,290	(225,854)	200,619
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income available to Third Point Re common shareholders	$200,619	$2,564	$223,290	$(225,854)	$200,619

CONSOLIDATING STATEMENT OF LOSS
Year Ended December 31, 2018

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Gross premiums written	$—	$—	$578,252	$—	$578,252
Gross premiums ceded	—	—	(19,895)	—	(19,895)
Net premiums written	—	—	558,357	—	558,357
Change in net unearned premium reserves	—	—	63,085	—	63,085
Net premiums earned	—	—	621,442	—	621,442
Net investment loss	—	—	(251,433)	—	(251,433)
Equity in losses of subsidiaries	(310,552)	(29,492)	(57)	340,101	—
Total revenues	(310,552)	(29,492)	369,952	340,101	370,009
Expenses
Loss and loss adjustment expenses incurred, net	—	—	438,414	—	438,414
Acquisition costs, net	—	—	206,498	—	206,498
General and administrative expenses	7,140	47	29,054	—	36,241
Other expenses	—	—	9,610	—	9,610
Interest expense	—	8,228	—	—	8,228
Foreign exchange gains	—	—	(7,503)	—	(7,503)
Total expenses	7,140	8,275	676,073	—	691,488
Loss before income tax (expense) benefit	(317,692)	(37,767)	(306,121)	340,101	(321,479)
Income tax (expense) benefit	—	(419)	4,429	—	4,010
Net loss	(317,692)	(38,186)	(301,692)	340,101	(317,469)
Net income attributable to noncontrolling interests	—	—	(223)	—	(223)
Net loss attributable to Third Point Re common shareholders	$(317,692)	$(38,186)	$(301,915)	$340,101	$(317,692)

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2020

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$143,517	$30,147	$176,717	$(206,523)	$143,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(169,926)	(36,658)	61	206,523	—
Share compensation expense	650	—	5,986	—	6,636
Net interest expense on deposit liabilities	—	—	852	—	852
Net realized and unrealized gain on investments and derivatives	—	—	(62,498)	—	(62,498)
Net realized and unrealized gain on investment in related party investment fund	—	—	(194,988)	—	(194,988)
Net foreign exchange losses	2	—	5,217	—	5,219
Amortization of premium and accretion of discount, net	—	178	(4,009)	—	(3,831)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	38,825	—	38,825
Deferred acquisition costs, net	—	—	20,409	—	20,409
Unearned premiums ceded	—	—	(10,714)	—	(10,714)
Loss and loss adjustment expenses recoverable	—	—	(8,855)	—	(8,855)
Other assets	(4,169)	(1,731)	9,167	—	3,267
Interest and dividends receivable, net	—	2	1,290	—	1,292
Unearned premium reserves	—	—	(51,820)	—	(51,820)
Loss and loss adjustment expense reserves	—	—	190,325	—	190,325
Accounts payable and accrued expenses	(2,453)	—	(816)	—	(3,269)
Reinsurance balances payable	—	—	(1,352)	—	(1,352)
Amounts due from (to) affiliates	(102,329)	(3,950)	106,279	—	—
Net cash provided by (used in) operating activities	(134,708)	(12,012)	220,076	—	73,356
Investing activities
Purchases of investments	—	—	(444,111)	—	(444,111)
Proceeds from sales and maturities of investments	—	—	532,247	—	532,247
Purchases of investments to cover short sales	—	—	(2,846)	—	(2,846)
Proceeds from short sales of investments	—	—	15,721	—	15,721
Change in due to/from brokers, net	—	—	(94,902)	—	(94,902)
Net cash provided by investing activities	—	—	6,109	—	6,109
Financing activities
Taxes paid on withholding shares	(302)	—	—	—	(302)
Net payments on deposit liability contracts	—	—	(20,202)	—	(20,202)
Change in total noncontrolling interests, net	—	—	1,020	—	1,020
Dividend received by (paid to) parent	135,212	12,000	(147,212)	—	—
Net cash provided by (used in) financing activities	134,910	12,000	(166,394)	—	(19,484)
Net increase (decrease) in cash, cash equivalents and restricted cash	202	(12)	59,791	—	59,981
Cash, cash equivalents and restricted cash at beginning of year	10	176	1,653,772	—	1,653,958
Cash, cash equivalents and restricted cash at end of year	$212	$164	$1,713,563	$—	$1,713,939

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2019

	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$200,619	$2,564	$223,290	$(225,854)	$200,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries	(216,877)	(9,017)	40	225,854	—
Share compensation expense	2,653	—	4,408	—	7,061
Net interest expense on deposit liabilities	—	—	5,879	—	5,879
Net realized and unrealized gain on investments and derivatives	—	—	(2,522)	—	(2,522)
Net realized and unrealized gain on investment in related party investment fund	—	—	(249,626)	—	(249,626)
Net foreign exchange losses	—	—	3,635	—	3,635
Amortization of premium and accretion of discount, net	—	178	(1,560)	—	(1,382)
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	30,039	—	30,039
Deferred acquisition costs, net	—	—	49,125	—	49,125
Unearned premiums ceded	—	—	607	—	607
Loss and loss adjustment expenses recoverable	—	—	(3,489)	—	(3,489)
Other assets	909	(1,715)	634	—	(172)
Interest and dividends receivable, net	—	—	(862)	—	(862)
Unearned premium reserves	—	—	(78,168)	—	(78,168)
Loss and loss adjustment expense reserves	—	—	157,849	—	157,849
Accounts payable and accrued expenses	3,437	(71)	7,189	—	10,555
Reinsurance balances payable	—	—	11,964	—	11,964
Amounts due from (to) affiliates	2,200	3,950	(6,150)	—	—
Net cash provided by (used in) operating activities	(7,059)	(4,111)	152,282	—	141,112
Investing activities
Proceeds from redemptions from related party investment fund	—	—	760,000	—	760,000
Contributions to related party investment fund	—	—	(87,000)	—	(87,000)
Change in participation agreement with related party investment fund	—	—	(2,297)	—	(2,297)
Purchases of investments	(4,000)	—	(327,463)	—	(331,463)
Proceeds from sales and maturities of investments	—	—	446,206	—	446,206
Change in due to/from brokers, net	—	—	1,411	—	1,411
Contributed capital to subsidiaries	(15,000)	15,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(15,000)	15,000	—	—
Net cash provided by (used in) investing activities	(19,000)	—	805,857	—	786,857
Financing activities
Proceeds from issuance of Third Point Re common shares, net of costs	1,888	—	—	—	1,888
Taxes paid on withholding shares	(68)	—	—	—	(68)
Net proceeds from deposit liability contracts	—	—	10,832	—	10,832
Dividend received by (paid to) parent	24,249	4,100	(28,349)	—	—
Net cash provided by (used in) financing activities	26,069	4,100	(17,517)	—	12,652
Net increase (decrease) in cash, cash equivalents and restricted cash	10	(11)	940,622	—	940,621
Cash, cash equivalents and restricted cash at beginning of year	—	187	713,150	—	713,337
Cash, cash equivalents and restricted cash at end of year	$10	$176	$1,653,772	$—	$1,653,958

CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018
	Third Point Re	TPRUSA	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(317,692)	$(38,186)	$(301,692)	$340,101	$(317,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	310,552	29,492	57	(340,101)	—
Share compensation expense	610	—	4,346	—	4,956
Net interest income on deposit liabilities	—	—	(1,273)	—	(1,273)
Net realized and unrealized gain on investments and derivatives	—	—	(34,145)	—	(34,145)
Net realized and unrealized loss on investment in related party investment fund	—	—	280,847	—	280,847
Net foreign exchange gains	—	—	(7,503)	—	(7,503)
Amortization of premium and accretion of discount, net	—	178	3,956	—	4,134
Changes in assets and liabilities:
Reinsurance balances receivable	—	—	(120,620)	—	(120,620)
Deferred acquisition costs, net	—	—	54,951	—	54,951
Unearned premiums ceded	—	—	(16,503)	—	(16,503)
Loss and loss adjustment expenses recoverable	—	—	(918)	—	(918)
Other assets	(1,009)	(5,069)	(7,408)	—	(13,486)
Interest and dividends receivable, net	—	—	(2,716)	—	(2,716)
Unearned premium reserves	—	—	(46,582)	—	(46,582)
Loss and loss adjustment expense reserves	—	—	225,670	—	225,670
Accounts payable and accrued expenses	(25)	5,513	(30,172)	—	(24,684)
Reinsurance balances payable	—	—	28,728	—	28,728
Amounts due from (to) affiliates	2,234	360	(2,594)	—	—
Net cash provided by (used in) operating activities	(5,330)	(7,712)	26,429	—	13,387
Investing activities
Proceeds from redemptions from related party investment fund	—	—	142,968	—	142,968
Contributions to related party investment fund	—	—	(136,626)	—	(136,626)
Change in participation agreement with related party investment fund	—	—	(20,852)	—	(20,852)
Purchases of investments	—	—	(3,483,319)	—	(3,483,319)
Proceeds from sales and maturities of investments	—	—	3,475,515	—	3,475,515
Purchases of investments to cover short sales	—	—	(853,798)	—	(853,798)
Proceeds from short sales of investments	—	—	800,508	—	800,508
Change in due to/from brokers, net	—	—	482,778	—	482,778
Decrease in securities sold under an agreement to repurchase	—	—	(29,618)	—	(29,618)
Contributed capital to subsidiaries	(10,000)	10,000	—	—	—
Contributed capital from parent and/or subsidiaries	—	(10,000)	10,000	—	—
Net cash provided by (used in) investing activities	(10,000)	—	387,556	—	377,556
Financing activities
Taxes paid on withholding shares	(74)	—	—	—	(74)
Purchases of Third Point Re common shares under share repurchase program	(138,705)	—	—	—	(138,705)
Net proceeds from deposit liability contracts	—	—	9,790	—	9,790
Change in total noncontrolling interests, net	—	—	(97,950)	—	(97,950)
Dividend received by (paid to) parent	154,100	7,700	(161,800)	—	—
Net cash provided by (used in) financing activities	15,321	7,700	(249,960)	—	(226,939)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9)	(12)	164,025	—	164,004
Cash, cash equivalents and restricted cash at beginning of year	9	199	549,125	—	549,333
Cash, cash equivalents and restricted cash at end of year	$—	$187	$713,150	$—	$713,337

25. Quarterly financial results (UNAUDITED)

	Three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues
Gross premiums written	$165,554	$60,779	$157,571	$204,131
Gross premiums ceded	(9,680)	185	(30,487)	265
Net premiums written	155,874	60,964	127,084	204,396
Change in net unearned premium reserves	26,141	80,748	13,726	(58,081)
Net premiums earned	182,015	141,712	140,810	146,315
Net investment income (loss)	204,798	121,956	137,211	(185,027)
Total revenues	386,813	263,668	278,021	(38,712)
Expenses
Loss and loss adjustment expenses incurred, net	177,919	110,487	89,106	87,786
Acquisition costs, net	39,321	54,817	43,671	49,253
General and administrative expenses	16,508	21,320	13,455	10,159
Other (income) expenses	4,163	(283)	3,216	3,477
Interest expense	2,068	2,068	2,046	2,048
Foreign exchange (gains) losses	8,348	5,885	(797)	(8,217)
Total expenses	248,327	194,294	150,697	144,506
Income (loss) before income tax expense	138,486	69,374	127,324	(183,218)
Income tax expense	(3,728)	(652)	(3,309)	(419)
Net income (loss)	134,758	68,722	124,015	(183,637)
Net (income) loss attributable to noncontrolling interests	(362)	21	—	—
Net income (loss) available to Third Point Re common shareholders	$134,396	$68,743	$124,015	$(183,637)
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$1.43	$0.74	$1.33	$(1.99)
Diluted earnings (loss) per share available to Third Point Re common shareholders	$1.43	$0.73	$1.33	$(1.99)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	92,638,978	92,613,393	92,593,599	92,191,837
Diluted	93,165,559	92,969,646	92,738,293	92,191,837

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues
Gross premiums written	$134,230	$95,388	$82,637	$319,591
Gross premiums ceded	(5,964)	(1,116)	(1,473)	(712)
Net premiums written	128,266	94,272	81,164	318,879
Change in net unearned premium reserves	70,126	108,976	64,288	(165,829)
Net premiums earned	198,392	203,248	145,452	153,050
Net investment income (loss)	61,614	(3,138)	69,131	154,953
Total revenues	260,006	200,110	214,583	308,003
Expenses
Loss and loss adjustment expenses incurred, net	140,394	85,703	82,334	95,068
Acquisition costs, net	61,851	118,271	58,006	57,498
General and administrative expenses	12,744	9,237	19,650	12,132
Other expenses	3,625	5,058	3,811	4,125
Interest expense	2,074	2,074	2,051	2,029
Foreign exchange (gains) losses	10,298	(4,921)	(4,260)	2,518
Total expenses	230,986	215,422	161,592	173,370
Income (loss) before income tax (expense) benefit	29,020	(15,312)	52,991	134,633
Income tax (expense) benefit	718	213	74	(1,718)
Net income (loss)	29,738	(15,099)	53,065	132,915
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) available to Third Point Re common shareholders	$29,738	$(15,099)	$53,065	$132,915
Earnings (loss) per share available to Third Point Re common shareholders
Basic earnings (loss) per share available to Third Point Re common shareholders	$0.32	$(0.16)	$0.58	$1.45
Diluted earnings (loss) per share available to Third Point Re common shareholders	$0.32	$(0.16)	$0.57	$1.43
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	91,989,469	91,903,556	91,776,870	91,669,810
Diluted	92,696,491	91,903,556	92,801,799	92,578,933

THIRD POINT REINSURANCE LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties

	Cost	Fair value	Balance sheet value
Assets
Private common equity securities	$1,000	$1,000	$1,000
Private preferred equity securities	3,000	3,000	3,000
Total equities	4,000	4,000	4,000
Asset-backed securities	9,268	9,929	9,929
Bank debt	362	423	423
Corporate bonds	29,396	37,746	37,746
U.S. Treasury securities	52,426	53,213	53,213
Total debt securities	91,452	101,311	101,311
Total investments in securities	$95,452	$105,311	$105,311

THIRD POINT REINSURANCE LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2020, 2019 and 2018

	As of and for the year ended December 31, 2020
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$134,308	$1,310,068	$472,948	$610,852	$—	$—	$465,298	$187,062	$21,677	$548,318
Corporate (1)	—	—	—	—	278,938	10,573	—	—	39,765	—
	$134,308	$1,310,068	$472,948	$610,852	$278,938	$10,573	$465,298	$187,062	$61,442	$548,318

	As of and for the year ended December 31, 2019
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$154,717	$1,111,692	$524,768	$700,142	$—	$—	$403,499	$295,626	$23,366	$622,581
Corporate (1)	—	—	—	—	282,560	16,619	—	—	30,397	—
	$154,717	$1,111,692	$524,768	$700,142	$282,560	$16,619	$403,499	$295,626	$53,763	$622,581

	As of and for the year ended December 31, 2018
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment loss	Other expenses	Loss and loss adjustment expenses incurred, net	Amortization of deferred acquisition costs, net	Other operating expenses	Net premiums written
Property and Casualty Reinsurance	$203,842	$937,157	$602,936	$621,442	$—	$—	$438,414	$206,498	$18,635	$558,357
Corporate (1)	—	—	—	—	(251,433)	9,610	—	—	17,606	—
	$203,842	$937,157	$602,936	$621,442	$(251,433)	$9,610	$438,414	$206,498	$36,241	$558,357
(1)Corporate is comprised of non-underwriting income and expenses.

THIRD POINT REINSURANCE LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2020, 2019 and 2018

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2020	$19,039	$39,717	$568,996	$548,318	96%
Year ended December 31, 2019	$—	$9,265	$631,846	$622,581	99%
Year ended December 31, 2018	$—	$19,895	$578,252	$558,357	97%