Form 10-Q
period 2021-03-31
SiriusPoint Ltd
filed 2021-05-10
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-36052
SIRIUSPOINT LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1039994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Point House
3 Waterloo Lane
Pembroke HM 08, Bermuda
+1 441 542-3300
(Address of Principal Executive Offices) (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Shares, $0.10 par value	SPNT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of May 6, 2021, the registrant had 161,590,077 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2021 and December 31, 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments in related party investment funds, at fair value (cost - $891.9; 2020 - $891.9)	$1,208.8	$1,055.6
Debt securities, trading, at fair value (cost - $2,903.5; 2020 - $91.4)	2,940.3	101.3
Equity securities, trading, at fair value (cost - $5.8; 2020 - N/A)	5.9	—
Other long-term investments, at fair value (cost - $432.8; 2020 - $4.0)	473.1	4.0
Total investments	4,628.1	1,160.9
Cash and cash equivalents	932.4	526.0
Restricted cash and cash equivalents	1,411.3	1,187.9
Due from brokers	37.8	94.9
Interest and dividends receivable	10.3	0.9
Insurance and reinsurance balances receivable, net	1,613.8	441.9
Deferred acquisition costs, net and value of business acquired	218.8	68.6
Unearned premiums ceded	247.7	20.5
Loss and loss adjustment expenses recoverable, net	492.6	14.4
Deferred tax asset	256.5	0.4
Intangible assets	174.2	—
Other assets	146.2	18.8
Total assets	$10,169.7	$3,535.2
Liabilities
Loss and loss adjustment expense reserves	$4,259.3	$1,310.1
Unearned premium reserves	1,244.8	284.8
Reinsurance balances payable	528.8	78.1
Deposit liabilities	150.7	153.0
Securities sold, not yet purchased, at fair value	9.2	12.0
Due to brokers	26.2	—
Accounts payable, accrued expenses and other liabilities	154.4	17.6
Deferred tax liability	223.0	—
Liability-classified capital instruments	135.0	—
Debt	829.0	114.3
Total liabilities	7,560.4	1,969.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	—
Common shares (issued and outstanding: 161,891,354; 2020 - 95,582,733)	16.2	9.6
Additional paid-in capital	1,639.6	933.9
Retained earnings	751.3	620.4
Accumulated other comprehensive income	0.4	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,607.5	1,563.9
Noncontrolling interests	1.8	1.4
Total shareholders' equity	2,609.3	1,565.3
Total liabilities, noncontrolling interests and shareholders’ equity	$10,169.7	$3,535.2

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2021 and 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	2021	2020
Revenues
Net premiums earned	$256.0	$146.3
Net realized and unrealized investment gains	31.5	11.6
Net investment income (loss) from investments in related party investment funds	153.2	(200.8)
Other net investment income	1.8	4.2
Net investment income (loss)	186.5	(185.0)
Other revenues	8.6	—
Total revenues	451.1	(38.7)
Expenses
Loss and loss adjustment expenses incurred, net	148.1	87.8
Acquisition costs, net	69.0	49.3
Other underwriting expenses	30.2	7.2
Net corporate and other expenses	68.3	6.4
Intangible asset amortization	0.8	—
Interest expense	4.9	2.0
Foreign exchange gains	(12.4)	(8.2)
Total expenses	308.9	144.5
Income (loss) before income tax expense	142.2	(183.2)
Income tax expense	(9.8)	(0.4)
Net income (loss)	132.4	(183.6)
Net (income) loss attributable to noncontrolling interests	—	—
Net income (loss) available to SiriusPoint	132.4	(183.6)
Dividends on Series B preference shares	(1.5)	—
Net income (loss) available to SiriusPoint common shareholders	$130.9	$(183.6)
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$1.07	$(1.99)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$1.05	$(1.99)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	116,760,760	92,191,837
Diluted	118,146,341	92,191,837

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2021 and 2020
(expressed in millions of U.S. dollars)

	2021	2020
Comprehensive income (loss)
Net income (loss)	$132.4	$(183.6)
Other comprehensive income
Change in foreign currency translation, net of tax	0.4	—
Total other comprehensive income	0.4	—
Comprehensive income (loss)	132.8	(183.6)
Net (income) loss attributable to noncontrolling interests	—	—
Comprehensive income (loss) available to SiriusPoint	$132.8	$(183.6)
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2021 and 2020
(expressed in millions of U.S. dollars)

	2021	2020
Series B preference shares
Balance, beginning of period	$—	$—
Issuance of preference shares, net	200.0	—
Balance, end of period	200.0	—
Common shares
Balance, beginning of period	9.6	9.4
Issuance of common shares, net	0.2	0.1
Issuance of common shares for Sirius Group acquisition	5.8	—
Issuance of common shares to related party	0.6	—
Balance, end of period	16.2	9.5
Additional paid-in capital
Balance, beginning of period	933.9	927.7
Issuance of common shares, net	65.7	(0.4)
Issuance of common shares for Sirius Group acquisition	589.7	—
Issuance of common shares to related party	48.0	—
Share compensation expense	2.3	1.6
Balance, end of period	1,639.6	928.9
Retained earnings
Balance, beginning of period	620.4	476.9
Net income (loss)	132.4	(183.6)
Net (income) loss attributable to noncontrolling interests	—	—
Dividends on preference shares	(1.5)	—
Balance, end of period	751.3	293.3
Accumulated other comprehensive income
Accumulated net foreign currency translation
Balance, beginning of period	—	—
Net change in foreign currency translation	0.4	—
Balance, end of period	0.4	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,607.5	1,231.7
Noncontrolling interests	1.8	—
Total shareholders' equity	$2,609.3	$1,231.7

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2021 and 2020
(expressed in millions of U.S. dollars)

	2021	2020
Operating activities
Net income (loss)	$132.4	$(183.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share compensation expense	2.3	1.6
Net interest expense on deposit liabilities	0.8	1.0
Net realized and unrealized gain on investments and derivatives	(31.8)	(18.7)
Net realized and unrealized (gain) loss on investment in related party investment funds	(153.2)	200.8
Net foreign exchange gains	(12.4)	(8.2)
Gain on bargain purchase	(8.6)	—
Amortization of premium and accretion of discount, net	2.0	0.1
Amortization of intangible assets	0.8	—
Depreciation and other amortization	1.5	—
Changes in assets and liabilities:
Insurance and reinsurance balances receivable	29.0	24.7
Deferred acquisition costs, net and value of business acquired	(2.3)	13.2
Unearned premiums ceded	(38.2)	0.7
Loss and loss adjustment expenses recoverable	(17.5)	(1.3)
Deferred tax asset/liability	5.0	0.4
Other assets	20.1	(1.7)
Interest and dividends receivable, net	(1.4)	(1.6)
Loss and loss adjustment expense reserves	19.1	6.3
Unearned premium reserves	60.0	(23.9)
Reinsurance balances payable	62.7	(1.2)
Accounts payable, accrued expenses and other liabilities	(119.1)	(11.8)
Net cash used in operating activities	(48.8)	(3.2)
Investing activities
Purchases of investments	(316.3)	(241.6)
Proceeds from sales and maturities of investments	233.3	22.3
Purchases of investments to cover short sales	(11.8)	(5.7)
Proceeds from short sales of investments	11.2	53.0
Change in due to/from brokers, net	75.7	(54.8)
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	631.9	—
Net cash provided by (used in) investing activities	624.0	(226.8)
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	57.8	—
Taxes paid on withholding shares	(0.3)	(0.3)
Net payments on deposit liability contracts	(3.0)	(2.8)
Change in total noncontrolling interests, net	0.1	—
Net cash provided by (used in) financing activities	54.6	(3.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	629.8	(233.1)
Cash, cash equivalents and restricted cash at beginning of period	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of period	$2,343.7	$1,420.9

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SiriusPoint Ltd.
Notes to the Condensed Consolidated Financial Statements (UNAUDITED)
(Expressed in United States Dollars)
1. Organization
On February 26, 2021, the Company completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius” or “Sirius Group”) and changed its name from Third Point Reinsurance Ltd. to SiriusPoint Ltd. (“SiriusPoint”). All references to SiriusPoint throughout this Form 10-Q refer to legacy Third Point Reinsurance Ltd., unless otherwise indicated. The results of operations and cash flows of Sirius Group are included from the acquisition date of February 26, 2021 forward. For additional information, see Note 3 to our condensed consolidated financial statements.
SiriusPoint Ltd. (together with its consolidated subsidiaries, “SiriusPoint” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011. Through its subsidiaries, the Company is a provider of global multi-line reinsurance and insurance products.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed with the U.S. Securities and Exchange Commission on February 23, 2021.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
Effective January 1, 2021, the Company changed its reportable segments to: Accident & Health (“A&H”), Specialty, Property, and Runoff & Other. This reflects our larger and expanded operations subsequent to the acquisition of Sirius Group. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation.
The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
Other than described below, there have been no material changes to the Company’s significant accounting policies as described in its 2020 Form 10-K.
Written premium recognition
Effective January 1, 2021, the Company changed its accounting policy for assumed written premium recognition. Previously, the Company estimated ultimate premium written for the entire contract period and recorded this estimate at inception of the contract. For contracts where the full premium written was not estimable at inception, the Company recorded premium written for the portion of the contract period for which the amount was estimable.
The Company changed its accounting policy to recognize premiums written ratably over the term of the related policy or reinsurance treaty consistent with the timing of when the ceding company has recognized the written premiums. Premiums written include amounts reported by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company's experience with the ceding companies, managing general underwriters, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each class of business and management's judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company's underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company's historical experience with the brokers or ceding companies.
The change in policy has been made because it is management’s opinion that the revised policy reflects the timing of when premiums are written by the cedent and reduces uncertainty regarding the assets and liabilities recorded.
The following tables provide a summary of the retrospective impact from the change in accounting policy on the Company’s condensed consolidated financial statements:
Condensed consolidated balance sheet

	December 31, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable, net	$559.4	$(117.5)	$441.9
Deferred acquisition costs, net and value of business acquired	134.3	(65.7)	68.6
Unearned premiums ceded	27.7	(7.2)	20.5
Total assets	3,725.6	(190.4)	3,535.2

Reinsurance balances payable	80.4	(2.3)	78.1
Unearned premium reserves	472.9	(188.1)	284.8
Total liabilities	2,160.3	(190.4)	1,969.9

Shareholders’ equity attributable to SiriusPoint common shareholders	$1,563.9	$—	$1,563.9
Condensed consolidated statement of income (loss)

	Three months ended March 31, 2020
	As previously reported	Adjustment	As adjusted
Gross premiums written	$204.1	$(78.4)	$125.7
Gross premiums ceded	0.3	(2.8)	(2.5)
Net premiums written	204.4	(81.2)	123.2
Change in net unearned premium reserves	(58.1)	81.2	23.1
Net premiums earned	$146.3	$—	$146.3

Net loss attributable to SiriusPoint common shareholders	$(183.6)	$—	$(183.6)
Condensed consolidated statement of cash flows

	Three months ended March 31, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable	$(28.2)	$52.9	$24.7
Deferred acquisition costs, net and value of business acquired	(13.8)	27.0	13.2
Unearned premiums ceded	3.5	(2.8)	0.7
Unearned premium reserves	54.5	(78.4)	(23.9)
Reinsurance balances payable	(2.5)	1.3	(1.2)
Net cash used in operating activities	$(3.2)	$—	$(3.2)
The change in accounting policy had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint common shareholders.
While not part of the change in written premium accounting policy described above, premiums earned also include service fee revenue from the Company’s managing general underwriting (“MGU”) subsidiaries.

Business combinations and intangible assets
The Company accounts for business combinations in accordance with Accounting Standards Codification ("ASC") Topic 805 Business Combinations, and intangible assets that arise from business combinations in accordance with ASC Topic 350 Intangibles – Goodwill and Other.
The difference between the fair value of net assets acquired and the purchase price is recorded as a bargain purchase gain in other revenues in the condensed consolidated statements of income (loss).
Intangible assets arising from our business acquisitions are classified as either finite or indefinite-lived intangible assets. Finite-lived intangible assets are amortized over their useful lives with the amortization expense being recognized in the condensed consolidated statements of income (loss). The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. All of these assets are subject to impairment testing for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Indefinite-lived intangible assets are however not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. The Company initially evaluates indefinite-lived intangible assets using a qualitative approach to determine whether it is more likely than not that the fair value is greater than its carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value exceeds its fair value, the Company performs the quantitative test for impairment. If indefinite-lived intangible assets are impaired, such assets are written down to their fair values with the related expense recognized in the condensed consolidated statements of income (loss).
Liability-classified capital instruments
As part of the consideration transferred in the acquisition of Sirius Group, the Company issued various instruments that were classified as liabilities based on their terms, notably the settlement features for each and any potential adjustments to the exercise price for the warrants issued. Liability-classified capital instruments reported in the condensed consolidated balance sheets include Series A preference shares, Merger warrants, Private warrants, Upside rights and Contingent value rights. See Note 3 for additional information on each of these instruments.
Defined benefit plans
Certain SiriusPoint employees in Europe participate in defined benefit plans. The liability for the defined benefit plans that is reported on the condensed consolidated balance sheets is the current value of the defined benefit obligation at the end of the period, reduced by the fair value of the plan's assets, with adjustments for actuarial gains and losses. The defined benefit pension plan obligation is calculated annually by independent actuaries. The current value of the defined benefit obligation is determined through discounting of expected future cash flows, using interest rates determined by current market interest rates. The service costs and actuarial gains and losses on the defined benefit obligation and the fair value on the plan assets are recognized in the condensed consolidated statements of income (loss).
Deferred software costs
The Company capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll, and payroll-related costs. The Company begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years.
Loan participations
Loan participations that qualify for sale accounting under the ASC Topic 860 Transfers and Servicing of Financial Assets, are carried at fair value. The fair value of loan participations is estimated using discounted cash flow analysis. The Company includes loan participations in other assets in the condensed consolidated balance sheets.
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of Sirius America Insurance Company. The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are reported in shareholder's equity, in accumulated other comprehensive (loss). As of March 31, 2021, the Company had net unrealized foreign currency translation gains of $0.4 million recorded in accumulated other comprehensive income (loss) on its condensed consolidated balance sheet.
Assets and liabilities relating to foreign operations are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the weighted average exchange rate for the period. The resulting exchange gains and losses are reported as a component of net income in the period in which they arise within net realized and unrealized gains (losses) and net foreign exchange gains (losses).
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint common shareholders.
Recently issued accounting standards
Issued and effective as of March 31, 2021
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company has fully adopted all provisions of the guidance with consideration of the various transition methods. The Company also adopted all other provisions in the guidance, including the requirement for an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax through a cumulative-effect adjustment to retained earnings. These provisions did not have a material impact on the Company’s condensed consolidated financial statements or were not applicable to the Company.
In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments—Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative for a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Adoption of ASU 2020-01 did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2020, the FASB issued Accounting Standards Update 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (“ASU 2020-09”). The amendments in ASU 2020-09 amend and supersede SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10762 related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. SEC Release No. 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in ASU 2020-09 are generally effective for filings on or after January 4, 2021, with early application permitted. The Company adopted the new disclosure requirements permitted under ASU 2020-09 effective for the quarter ended March 31, 2021.
Issued but not yet effective as of March 31, 2021
Other accounting pronouncements issued during the three months ended March 31, 2021 were either not relevant to the Company or did not impact the Company’s condensed consolidated financial statements.

3. Acquisition of Sirius Group
Overview
On February 26, 2021, the Company completed its acquisition of Sirius Group. Prior to the closing of the acquisition of Sirius Group, Sirius Group was a publicly listed company and traded on the Nasdaq Global Select Market under the symbol “SG”. Sirius Group, through its wholly owned subsidiaries, provides multi-line insurance and reinsurance on a worldwide basis. The acquisition of Sirius Group is expected to benefit the Company through expanded underwriting capabilities, geographic footprint and product offerings.
Pursuant to the terms of the acquisition, each common share, par value $0.01 per share, of Sirius Group (each, a “Sirius Share”) that was issued and outstanding immediately prior to the closing date of the acquisition was canceled and converted into the right to receive one of the following three consideration options at the shareholder’s election:
•$9.50 in cash;
•a combination of common shares, par value $0.10 per share, of the Company (“Company shares”), and CVR consideration comprising (1) 0.743 of a Company share and (2) one contractual contingent value right (each, a “CVR”), which represents the right to receive a contingent cash payment, which, taken together with the fraction of the Company share received, guarantee that on the second anniversary of the acquisition, the electing shareholder will have received equity and cash valued at least $13.73 per Sirius Share; should SiriusPoint shares trade at or above $18.50 over any 14 consecutive trading day period up to the second anniversary of the acquisition, the CVR component will be automatically extinguished (4.7 million CVRs were issued under this consideration option); or
•a combination of cash, Company shares, Series A preference shares, warrants and Upside Rights (a “Mixed Election”) comprising (1) $0.905 in cash, (2) 0.496 Company shares, (3) 0.106 Series A preference shares, par value $0.10 per share, of the Company (the “Series A Preference Shares”), (4) 0.190 of a warrant (each, a “Merger warrant”) and (5) $0.905 aggregate principal amount of an “upside right” issued by the Company (collectively, the “Upside Rights”). Pursuant to the Company Voting and Support Agreement, CM Bermuda Limited (“CM Bermuda”), whose parent company is CMIG International Holdings Pte. Ltd. (“CMIG International”), made the Mixed Election.
The aggregate consideration for the transaction included the issuance of 58,331,196 SiriusPoint common shares valued at $595.6 million and $100.4 million of cash. In addition to the SiriusPoint common shares and the cash, the aggregate consideration for the transaction also consisted of the issuance of preference shares, warrants, and other contingent value components, as discussed below. The cash consideration portion was funded from available cash resources and $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb, pursuant to which Third Point Opportunities Master Fund Ltd. committed to purchase up to 9.5% of the Company’s shares in connection with closing of the acquisition of Sirius Group.
Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares with respect to the consideration price of the Sirius Group acquisition. The Company issued 11,720,987 of designated Series A preference shares, with a par value of $0.10 per share. The Series A preference shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Each Series A preference share has voting power equal to the number of Company shares into which it is convertible, and the Series A preference shares and Company shares shall vote together as a single class with respect to any and all matters.
During the three months ended March 31, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
Upon the third anniversary of the closing date of the Sirius Group acquisition, as described in the Series A Certificate of Designation and pursuant to the analysis of an independent actuarial team, the Company will calculate the total amount of TPRE’s COVID-19 losses in excess of $51.1 million (the “TPRE Net COVID Loss”) and the total amount of Sirius Group’s COVID-19 losses in excess of $150.0 million (the “Sirius Net COVID Loss”). If TPRE’s COVID-19 losses are less than or equal to $51.1 million, the TPRE Net COVID Loss will equal $0, and if Sirius Group’s COVID-19 losses are less than or equal to $150.0 million, the Sirius Net COVID Loss will equal $0. Should the Sirius Net COVID Loss be greater than the TPRE Net COVID Loss, then a number of Series A preference shares will be forfeited equal to (x) the lesser of (i) the Sirius Net COVID Loss minus the TPRE Net COVID Loss and (ii) $100.0 million divided by (y) the volume weighted average price (“VWAP”) measured over the 30 business day (where normal trading occurs on U.S. national and regional exchanges) (“Trading Day”) period prior to the date five business days after the calculation of the TPRE Net COVID Loss and Sirius Net COVID Loss (the “Final Adjustment Determination Date”). Should the TPRE Net COVID Loss be greater than the Sirius Net COVID Loss, then a number of Series A preference shares will be issued equal to (x) the TPRE Net COVID Loss minus the Sirius Net COVID Loss divided by (y) the 30-Trading Day VWAP during the period prior to the Final Adjustment Determination Date. After either such adjustment occurs, the Series A preference shares will convert into common shares based on the conversion ratio of one Series A preference share to one common share, subject to the adjustment as set forth in the Series A Certificate of Designation.
Series A preference shares are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets.
Merger Warrants
On February 26, 2021, the Company entered into a warrant agreement (the “Warrant Agreement”) with respect to the consideration price of the Sirius Group acquisition. Pursuant to the Warrant Agreement, each warrant (“Merger warrant”) permits the holder thereof to purchase one common share for $11.00, subject to adjustment as set forth in the Warrant Agreement. The warrants are exercisable at any time after February 26, 2021 through the fifth anniversary. If the warrants are not exercised prior to the fifth anniversary of the closing date of the acquisition of Sirius Group, the warrants will expire without value. As of March 31, 2021, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders. The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement (the “Assumption Agreement”) by and among (i) the Company, (ii) Bain Capital Special Situations Asia, L.P., a Cayman Islands limited partnership (“Bain”), (iii) CCOF Master, L.P., a Delaware limited partnership (“Carlyle”), (iv) Centerbridge Credit Partners Master, LP, a Delaware limited partnership, and Centerbridge Special Credit Partners III, LP, a Delaware limited partnership (collectively, “Centerbridge”), and (v) GPC Partners Investments (Canis) LP, a Delaware limited partnership (“Gallatin” and, together with Bain, Carlyle and Centerbridge, collectively, the “Sirius Warrant Holders”). Pursuant to the terms of the Assumption Agreement, the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private warrants”) by Sirius Group to the Sirius Warrant Holders.
Prior to February 26, 2021, the Sirius Warrants were exercisable for an aggregate of 5,418,434 Sirius Group shares. On February 26, 2021, each Sirius Warrant ceased to represent the right to purchase Sirius Group shares and each Sirius Warrant Holder was instead granted the right to receive, upon exercise of a Private warrant, a contingent cash payment which, taken together with the fraction of the Company common share received, guarantees that on the second anniversary of February 26, 2021, the electing shareholder will have received equity and cash valued at least $13.73 per Sirius Group common share. The exercise price was also adjusted in accordance with the terms of the merger and the Sirius Warrants to $13.00.
The Private warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation, each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”). From February 26, 2021, holders of the Sirius Group Public Warrants have the right to receive the merger consideration that the holder of the Sirius Group Public Warrants would have received if such holder had exercised his, her or its warrants immediately prior to February 26, 2021. Because the exercise price of such Sirius Group Public Warrants of $18.89 was greater than the per share merger consideration, no such warrants were exercised prior to the completion of the merger and therefore no merger consideration was paid to holders of such warrants. The Sirius Group Public Warrants are no longer listed on any public exchange and will terminate in accordance with their terms. The fair value of the Sirius Group Public Warrants is estimated to be zero.

Upside Rights
On February 26, 2021, the Company issued Upside Rights with respect to the consideration price of the Sirius Group acquisition. Pursuant to the Upside Rights, if (i) the last reported sales price of the Company’s common shares for each of 30 consecutive trading days exceeds the target price of $20.00 (the “Target Price”), subject to adjustment, prior to the first anniversary of February 26, 2021, or (ii) the Company enters into a definitive agreement to consummate a change of control transaction and the per share consideration in such transaction exceeds the Target Price, the principal amount of the Upside Rights will become immediately due and payable. Settlement of the Upside Rights will be in a number of Company common shares equal to $100,070,726 divided by the Company’s average share price determined using a 30-day VWAP, or in the case of a change of control transaction, the lesser of the per share consideration being offered in such change of control transaction and the Company’s average share price determined using a 30-day VWAP.
The Upside Rights are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with respect to the consideration price of the Sirius Group acquisition. Pursuant to the CVR Agreement, the Company issued CVRs representing the right to receive a contingent cash payment of (1) in the case of acceleration upon certain breaches of the CVR Agreement, $13.73 minus the volume weighted average price of the Company shares measured over the 14 consecutive trading day period beginning on the date a breach is declared, multiplied by 0.743, (2) on the second anniversary (the “Maturity Date”) of the merger, $13.73 minus the volume weighted average price of the Company’s common shares measured over the 14 consecutive trading day period prior to the Maturity Date multiplied by 0.743 and (3) in the case of redemption by the Company prior to the Maturity Date, the discounted present value of $13.73, discounted from the Maturity Date to the last day of the 14 consecutive trading day period beginning on the date of the redemption notice (“Redemption Valuation Period”), minus the volume weighted average price of the Company shares measured over the Redemption Valuation Period multiplied by 0.743.
The CVRs are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets.

Purchase Price
The components of the Company's total purchase price for Sirius Group at February 26, 2021 were as follows:

Cash consideration
Sirius Group shares acquired for cash		$100.4
Common Shares
Common Shares issued by SiriusPoint	58,331,196
SiriusPoint share price as of February 26, 2021	$10.21	595.6
Preference Shares
Series A Preference Shares issued, at fair value		40.8
Series B Preference Shares issued, at fair value (1)		200.0
Warrants
Merger warrants issued, at fair value		53.4
Private warrants issued, at fair value		7.3
Upside Rights
Upside Rights issued, at fair value		6.5
Contingent value rights (CVRs)
CVRs issued, at fair value		27.0
CVR waiver restricted shares		0.7
Other
Fair value of the replaced Sirius Group equity awards attributable to pre-combination services		37.5
Transaction fee reimbursement		8.0
Total purchase price		$1,077.2
(1)See Note 16 for additional information.
Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of major classes of identifiable assets acquired and liabilities assumed of Sirius Group as of February 26, 2021, the date the transaction closed:

Identifiable net assets:
Cash and investments	$3,944.1
Insurance and reinsurance balances receivable, net	1,201.0
Reinsurance assets	649.7
Value of business acquired	147.9
Deferred tax asset	230.5
Intangible assets	175.0
Other assets	181.9
Loss and loss adjustment expense reserves	(2,928.5)
Unearned premium reserves	(900.0)
Deferred tax liability	(192.4)
Debt	(728.2)
Other liabilities	(695.2)
Total identifiable net assets acquired	1,085.8
Total purchase price	1,077.2
Bargain purchase gain	$8.6

The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The gain from bargain purchase is included in other revenues in the condensed consolidated statements of income (loss). The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
An explanation of the significant fair value adjustments is as follows:
•Goodwill and intangibles - to eliminate the goodwill and intangible assets in Sirius Group net assets acquired as part of the purchase accounting;
•Loss and loss adjustment expense reserves - to record loss and loss adjustment expense reserves at fair value, reflecting an increase for a market based risk margin, which represents the cost of capital required by a market participant to assume the loss and loss adjustment expense reserves of Sirius Group, partially offset by a deduction which represents the discount due to the present value calculation of the loss and loss adjustment expense reserves based on the expected payout of the net unpaid loss and loss adjustment expense reserves. In addition, management increased certain casualty loss reserves by $70.0 million in order to reflect a consistent reserving approach between the two companies. The increase was in response to accumulated loss experience and the broader industry trends of social inflation;
•Deferred acquisition costs - to eliminate Sirius Group’s deferred acquisition costs asset;
•Value of business acquired (“VOBA”) - the expected future losses and expenses associated with the policies that were in-force as of the closing date of the transaction were estimated and compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value and the unearned premium reserve, was estimated to be the VOBA;
•Finite-lived insurance intangible assets - to establish the fair value of identifiable finite-lived insurance intangible assets acquired, including customer and other relationships, trade names and technology. The Company recognized identifiable finite lived intangible assets of $130.0 million, which will be amortized over their estimated useful lives;
•Indefinite-lived insurance intangible assets - to establish the fair value of identifiable indefinite-lived insurance intangible assets acquired (Lloyd’s capacity and insurance licenses). The Company recognized identifiable indefinite lived intangible assets of $45.0 million; and
•Deferred tax - to reflect adjustments to net deferred tax assets and liabilities related to the fair value adjustments above.
Identifiable intangible assets at February 26, 2021 and at March 31, 2021, consisted of the following, and are included in intangible assets on the Company’s condensed consolidated balance sheet:

	Amount	Economic Useful Life
Distribution relationships	$75.0	17 years
MGA relationships	34.0	13 years
Lloyd’s Capacity - Syndicate 1945	38.0	Indefinite
Insurance licenses	7.0	Indefinite
Trade name	16.0	16 years
Internally developed and used computer software	5.0	5 years
Identifiable intangible assets, before amortization, at February 26, 2021	175.0
Amortization (from February 26, 2021 through March 31, 2021)	(0.8)
Net identifiable intangible assets at March 31, 2021 related to the acquisition of Sirius Group	$174.2
An explanation of the identifiable intangible assets is as follows:
•Distribution relationships - refers to the relationships Sirius Group has established with external independent distributors and brokers to facilitate the distribution of its products in the marketplace. As a result of owning the distribution relationships, management will not have to duplicate historical marketing, training, and start-up expenses to redevelop comparable relationships to support business operations;
•MGA relationships - refers to relationships with managing general agents on the direct insurance business. Through the MGA relationships, Sirius Group generates a predictable and recurring stream of service fee revenue;

•Lloyd’s Capacity - Syndicate 1945 - relates to relationships associated with the right to distribute and market policies underwritten through Lloyd’s Syndicate 1945;
•Insurance licenses - Sirius Group, like other insurance providers, is required to maintain licenses to produce and service insurance contracts. Insurance licenses are estimated to have an indefinite life and are therefore not amortized but will be subject to periodic impairment testing;
•Trade name - represents the value of the Sirius Group brand acquired; and
•Internally developed and used computer software - represents the value of internally developed and used computer software to be utilized by the Company.
Financial results
The following table summarizes the results of Sirius Group since February 26, 2021 that have been included in the Company's condensed consolidated statements of income:

For the period from February 26, 2021 to March 31, 2021
Total revenues	$146.2
Net income	$23.3
Supplemental Pro Forma Information
Sirius Group’s results have been included in the Company's condensed consolidated financial statements from February 26, 2021 to March 31, 2021. The following table presents unaudited pro forma consolidated financial information for the three months ended March 31, 2021 and 2020 and assumes the acquisition of Sirius Group occurred on January 1, 2020. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2020 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as such costs cannot be determined at this time.

	2021	2020
Total revenues	$664.7	$390.3
Net income (loss)	$165.8	$(461.4)
Among other adjustments, and in addition to the fair value adjustments and recognition of identifiable intangible assets noted above, other material nonrecurring pro forma adjustments directly attributable to the acquisition of Sirius Group principally included certain adjustments to recognize transaction related costs, align reserving approach, amortize fair value adjustments, amortize identifiable indefinite lived intangible assets and recognize related tax impacts.
4. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports four operating segments: Accident & Health (“A&H”), Specialty, Property, and Runoff & Other. Non-underwriting income and expenses are presented as a reconciliation to the Company’s income (loss) before income tax expense. The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
Accident & Health (“A&H”)
A&H consists of the Company’s insurance, reinsurance, and MGUs (which include ArmadaCorp Capital, LLC ("Armada") and International Medical Group, Inc. (“IMG”) that offer accident and health products on a worldwide basis:
Accident and Health insurance and reinsurance
The Company is an insurer of accident and health insurance business in the United States and internationally, on either an admitted or surplus lines basis, as well as a reinsurer of medical expense, travel and personal accident on a treaty or facultative basis worldwide. The MGU unit writes health insurance business worldwide through IMG and within the United States via Armada.
Specialty
Specialty consists of the Company’s insurance and reinsurance underwriting units which offer specialty & casualty product lines on a worldwide basis. Specialty lines represent unique risks where the more difficult and unusual risks are underwritten, and much of the market is characterized by a high degree of specialization. The following provides details of Specialty by product line:
Aviation & Space
Aviation insurance covers loss of or damage to an aircraft and the aircraft operations' liability to passengers, cargo and hull as well as to third parties. Additionally, liability arising out of non-aircraft operations such as hangars, airports and aircraft products can be covered. Space insurance primarily covers loss of or damage to a satellite during launch and in orbit. The book consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business.
Marine & Energy
The Company provides marine & energy reinsurance, primarily written on an excess of loss and proportional basis. Coverage offered includes damage to ships and goods in transit, marine liability lines, and offshore energy industry insurance. The Company also writes yacht business, both on reinsurance and a primary basis. The marine & energy portfolio is diversified across many countries and regions.
Credit
The Company writes credit and bond reinsurance worldwide. The bulk of the business is traditional short-term commercial credit insurance, covering pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days. Losses under these policies are correlated to adverse changes in a respective country's gross national product.
Contingency
The Company’s contingency insurance book covers event cancellation and non-appearance. The Company offers this class on a treaty reinsurance basis on a selective basis for a few key clients.
Casualty
Casualty represents a cross section of all casualty lines, including general liability, umbrella, auto, workers compensation, professional liability, and other specialty classes, written on a proportional and excess of loss basis.
Environmental
The Company underwrites a pure environmental insurance book in the U.S. consisting of four core products that revolve around pollution coverage, which are premises pollution liability, contractor's pollution liability, contractor's pollution and professional liability.
Mortgage
The Company underwrites mortgage risks both as reinsurance and by retrocession. Mortgage insurance is an insurance policy that compensates lenders or investors for losses arising from the default of a mortgage loan. Mortgage insurance can refer to private mortgage insurance, mortgage life insurance or insurance provided under the credit risk sharing transactions from Fannie Mae and Freddie Mac.
Property
Property consists of the Company’s underwriting lines of business which offer Property Catastrophe Excess Reinsurance, Agriculture Reinsurance and Other Property on a worldwide basis. The following provides details of Property by product line:

Property Catastrophe Excess Reinsurance
Property catastrophe excess of loss reinsurance treaties cover losses from catastrophic events. The Company writes a worldwide book with the largest concentration of exposure in Europe and the United States. The U.S. book has a national account focus supporting principally the lower and/or middle layers of large capacity programs and also consists of select small regional and standard lines carriers. The exposures written in the international book are diversified across many countries, regions, perils and layers.
Agriculture Reinsurance
The Company provides stop-loss reinsurance coverage to companies writing U.S. government-sponsored multi-peril crop insurance ("MPCI"). The Company’s participation is net of the government's stop-loss reinsurance protection. The Company also provides coverage for crop-hail and certain named perils when bundled with MPCI business. The Company also writes agriculture business outside of the United States.
Other Property
The Company participates in the broker market for property reinsurance treaties written on a proportional and excess of loss basis. For the Company’s international business, the book consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business, primarily in Europe, Asia and Latin America. In the United States, the book predominantly centers on significant participations on proportional and excess of loss treaties mostly in the excess and surplus lines of the market.
Runoff & Other
Runoff & Other consists of asbestos risks, environmental risks and other long-tailed liability exposures, and results from Sirius Global Solutions Holding Company, including the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events.

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$134.8	$167.7	$62.1	$2.0	$366.6
Net premiums written (1)	103.6	144.5	60.3	1.9	310.3
Net premiums earned (1)	35.0	139.0	80.2	1.8	256.0
Loss and loss adjustment expenses incurred, net (2)	14.0	87.1	45.4	1.6	148.1
Acquisition costs, net	5.1	42.3	21.2	0.4	69.0
Other underwriting expenses (2)	10.6	9.9	8.2	1.5	30.2
Net underwriting income (loss)	$5.3	$(0.3)	$5.4	$(1.7)	8.7
Other revenues					8.6
Net investment income					186.5
Net corporate and other expenses					(68.3)
Intangible asset amortization					(0.8)
Interest expense					(4.9)
Foreign exchange gains					12.4
Income before income tax expense					$142.2

Underwriting Ratios: (3)
Loss ratio	40.0%	62.7%	56.6%	NM	57.8%
Acquisition cost ratio	14.6%	30.4%	26.5%	NM	27.0%
Other underwriting expenses ratio	30.3%	7.1%	10.2%	NM	11.8%
Combined ratio (4)	84.9%	100.2%	93.3%	NM	96.6%

	Three months ended March 31, 2020
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$1.3	$79.4	$45.0	$—	$125.7
Net premiums written (1)	1.3	76.9	45.0	—	123.2
Net premiums earned (1)	1.2	99.4	45.1	0.6	146.3
Loss and loss adjustment expenses incurred, net (2)	1.0	67.4	18.1	1.3	87.8
Acquisition costs, net	0.2	33.5	16.0	(0.4)	49.3
Other underwriting expenses (2)	—	4.5	1.5	1.2	7.2
Net underwriting income (loss)	$—	$(6.0)	$9.5	$(1.5)	2.0
Net investment loss					(185.0)
Net corporate and other expenses					(6.4)
Interest expense					(2.0)
Foreign exchange gains					8.2
Loss before income tax expense					$(183.2)

Underwriting Ratios: (3)
Loss ratio	83.3%	67.8%	40.1%	NM	60.0%
Acquisition cost ratio	16.7%	33.7%	35.5%	NM	33.7%
Other underwriting expenses ratio	—%	4.5%	3.3%	NM	4.9%
Combined ratio (4)	100.0%	106.0%	78.9%	NM	98.6%

(1)Includes service fee revenue from the Company’s MGUs of $10.8 million for the three months ended March 31, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $1.0 million and $7.3 million, respectively, for the three months ended March 31, 2021 (2020 - $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(4)Ratios considered not meaningful ("NM") to Runoff & Other.
(5)The Company modified the presentation of its operating segments in the three months ended March 31, 2021 to better align with the manner in which management monitors the performance of its operations. This change was primarily due to the Company’s acquisition of Sirius Group (See Note 3 for additional information). Prior period segment results have been adjusted to conform to the current period presentation.

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$932.4	$526.0
Restricted cash securing letter of credit facilities (1)	463.6	306.0
Restricted cash securing reinsurance contracts (2)	929.7	881.9
Restricted cash held by managing general underwriters	18.0	—
Total cash, cash equivalents and restricted cash (3)	2,343.7	1,713.9
Restricted investments securing reinsurance contracts (2)	1,084.5	86.4
Total cash, cash equivalents, restricted cash and restricted investments	$3,428.2	$1,800.3
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
(2)Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and limited partnership interests in Third Point Enhanced LP. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.
(3)Cash, cash equivalents and restricted cash as reported in the Company’s condensed consolidated statements of cash flows.
6. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities, equity securities, and other-long term investments which are all classified as trading securities. Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues.
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$586.0	$1.9	$(0.3)	$7.0	$594.6
Residential mortgage-backed securities	390.9	0.8	(2.3)	2.8	392.2
Commercial mortgage-backed securities	124.1	0.1	(1.2)	—	123.0
Corporate debt securities	551.0	4.1	(1.7)	11.2	564.6
U.S. government and government agency (1)	1,127.5	1.7	(2.1)	13.8	1,140.9
Non-U.S. government and government agency	120.3	0.1	—	0.9	121.3
U.S. states, municipalities and political subdivision	0.9	—	—	—	0.9
Preferred stocks	2.8	—	—	—	2.8
Total debt securities (2)	$2,903.5	$8.7	$(7.6)	$35.7	$2,940.3
(1)The Company had $9.2 million of short positions in long duration U.S. Treasuries as of March 31, 2021. These amounts are included in securities sold, not yet purchased in the condensed consolidated balance sheets.
(2)Included in total debt securities are $1,031.5 million of investments in highly liquid securities with maturities greater than three months but less than one year from the date of purchase as of March 31, 2021.

	December 31, 2020
	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$1.2	$0.1	$—	$—	$1.3
Residential mortgage-backed securities	8.1	0.6	—	—	8.7
Bank debt	0.3	0.1	—	—	0.4
Corporate debt securities	29.4	8.4	(0.1)	—	37.7
U.S. government and government agency (1)	52.4	1.7	(0.9)	—	53.2
Total debt securities (2)	$91.4	$10.9	$(1.0)	$—	$101.3
(1)The Company had $12.0 million of short positions in long duration U.S. Treasuries as of December 31, 2020. These amounts are included in securities sold, not yet purchased in the condensed consolidated balance sheets.
(2)Included in total debt securities are $50.6 million of investments in highly liquid securities with maturities greater than three months but less than one year from the date of purchase as of December 31, 2020.
The weighted average duration of the Company's debt securities as of March 31, 2021 was approximately 1.8 years (December 31, 2020 - 10.5 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities as of March 31, 2021 and December 31, 2020 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2021		December 31, 2020
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$1,189.5	$1,203.5	$50.0	$50.6
Due after one year through five years	449.9	460.6	2.8	3.0
Due after five years through ten years	116.5	116.8	—	—
Due after ten years	43.8	46.8	29.4	37.7
Mortgage-backed and asset-backed securities	1,101.0	1,109.8	9.2	10.0
Preferred stocks	2.8	2.8	—	—
Total debt securities	$2,903.5	$2,940.3	$91.4	$101.3
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
AAA	$804.6	$53.2
AA	1,645.7	—
A	239.6	9.1
BBB	164.9	37.7
Other	85.5	1.3
Total debt securities (1)	$2,940.3	$101.3
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service.
As of March 31, 2021, the above totals included $44.2 million of sub-prime securities. Of this total, $18.6 million was rated AAA, $13.7 million rated AA and $11.9 million rated A. As of December 31, 2020, the above totals included $8.7 million of A rated sub-prime securities.

Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains	Fair value
Equity securities	$5.8	$—	$(0.1)	$0.2	$5.9
Other long-term investments	$432.8	$39.8	$(1.0)	$1.5	$473.1

	December 31, 2020
	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency gains	Fair value
Other long-term investments	$4.0	$—	$—	$—	$4.0
Equity securities at fair value consisted of the following as of March 31, 2021:

March 31, 2021
Fixed income mutual funds	$1.8
Common stocks	4.1
Total equity securities	$5.9
Other long-term investments at fair value consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Hedge funds and private equity funds (1)	$242.1	$—
Limited liability companies and private equity securities	231.0	4.0
Total other long-term investments	$473.1	$4.0
(1) Includes $161.9 million of investments valued at NAV and $80.2 million of investments valued at Level 3.
Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. As of March 31, 2021, the Company held investments in 8 hedge funds and 19 private equity funds. The largest investment in a single fund was $67.9 million as of March 31, 2021.

The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of March 31, 2021:

	March 31, 2021
	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$29.9	$—
Distressed mortgage credit	67.9	—
Private credit	23.4	—
Other	1.3	—
Total hedge funds	122.5	—
Private equity funds
Energy infrastructure & services	51.3	25.8
Multi-sector	9.3	6.5
Healthcare	24.5	4.9
Life settlement	13.1	—
Manufacturing/Industrial	17.2	—
Private equity secondaries	0.6	0.7
Other	3.6	1.3
Total private equity funds	119.6	39.2
Total hedge and private equity funds included in other long-term investments	$242.1	$39.2
Redemption of investments in certain hedge funds is subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency, and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.
The following summarizes the March 31, 2021 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.6	$29.9	$67.9	$—	$98.4
Semi-annual	—	—	0.3	—	—	0.3
Annual	—	—	—	0.3	23.5	23.8
Total	$—	$0.6	$30.2	$68.2	$23.5	$122.5
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of March 31, 2021, no distributions were outstanding from these investments.
Investments in private equity funds are generally subject to a "lock-up" period during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors.
As of March 31, 2021, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up period remaining	$48.3	$29.4	$41.9	$119.6

Investment in related party investment funds
The following table provides the cost and fair value of the Company's investments in related party investment funds as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Cost	Fair value	Cost	Fair value
Third Point Enhanced LP	$883.9	$1,200.8	$891.9	$1,055.6
Third Point Venture Offshore Fund I LP	8.0	8.0	—	—
Investment in related party investment funds, at fair value	$891.9	$1,208.8	$891.9	$1,055.6
Investment in Third Point Enhanced LP
On August 6, 2020, SiriusPoint, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”) entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“2020 LPA”) of Third Point Enhanced LP (“TP Enhanced Fund”) which became effective on February 26, 2021, except for the amendment to the calculation of the loss recovery account which became effective on December 31, 2020. In accordance with the 2020 LPA, Third Point Advisors LLC (“TP GP”) serves as the general partner of TP Enhanced Fund.
The TP Enhanced Fund investment strategy, as implemented by Third Point LLC, is intended to achieve superior risk-adjusted returns by deploying capital in both long and short investments with favorable risk/reward characteristics across select asset classes, sectors and geographies. Third Point LLC identifies investment opportunities via a bottom-up, value-oriented approach to single security analysis supplemented by a top-down view of portfolio and risk management. Third Point LLC seeks dislocations in certain areas of the capital markets or in the pricing of particular securities and supplements single security analysis with an approach to portfolio construction that includes sizing each investment based on upside/downside calculations, all with a view towards appropriately positioning and managing overall exposures.
Under the 2020 LPA, the Company has the right to withdraw funds monthly from TP Enhanced Fund to meet capital adequacy requirements and to satisfy financing obligations. The Company may also withdraw its investment upon the occurrence of certain events specified in the 2020 LPA, including, to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA, and may withdraw its investment in full on the first quarter end date after the 5-year anniversary of the closing date of the acquisition of Sirius Group (i.e. March 31, 2026) and each successive two-year anniversary of such date. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to the TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.
As of March 31, 2021, the Company had no unfunded commitments related to TP Enhanced Fund.
Investment in Third Point Venture Offshore Fund I LP
On March 1, 2021, Third Point Re BDA entered into the Amended and Restated Exempted Limited Partnership Agreement (“2021 Venture LPA”) of Third Point Venture Offshore Fund I LP (“TP Venture Fund”) which became effective on March 1, 2021. In accordance with the 2021 Venture LPA, Third Point Venture GP LLC (“TP Venture GP”) serves as the general partner of TP Venture Fund.
The TP Venture Fund investment strategy, as implemented by Third Point LLC, is to generate attractive risk-adjusted returns through a concentrated portfolio of investments in privately-held companies, primarily in the expansion through late/pre-IPO stage. The TP Venture Fund may also invest in early stage companies. Due the nature of the fund, withdrawals are not permitted. Distributions prior to the expected termination date of the fund include, but are not limited to, dividends or proceeds arising from the liquidation of the fund's underlying investments.
As of March 31, 2021, the Company had $32.0 million of unfunded commitments related to TP Venture Fund.

7. Fair value measurements
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$594.6	$—	$594.6
Residential mortgage-backed securities	—	392.2	—	392.2
Commercial mortgage-backed securities	—	123.0	—	123.0
Corporate debt securities	—	564.6	—	564.6
U.S. government and government agency	1,076.3	64.6	—	1,140.9
Non-U.S. government and government agency	24.9	96.4	—	121.3
U.S. states, municipalities and political subdivision	—	0.9	—	0.9
Preferred stocks	—	—	2.8	2.8
Total debt securities	1,101.2	1,836.3	2.8	2,940.3
Fixed income mutual funds	1.8	—	—	1.8
Common stocks	4.1	—	—	4.1
Total equity securities	5.9	—	—	5.9
Other long-term investments	—	—	311.2	311.2
Derivative assets	1.6	—	3.2	4.8
Loan participation	—	—	32.8	32.8
	$1,108.7	$1,836.3	$350.0	3,295.0
Investments in funds valued at NAV				1,370.7
Total assets				$4,665.7
Liabilities
U.S. Government and government agency	$—	$9.2	$—	$9.2
Total securities sold, not yet purchased	—	9.2	—	9.2
Liability-classified capital instruments	—	—	135.0	135.0
Contingent consideration	—	—	1.5	1.5
Derivative liabilities	—	—	3.5	3.5
Total liabilities	$—	$9.2	$140.0	$149.2

	December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1.3	$—	$1.3
Residential mortgage-backed securities	—	8.7	—	8.7
Bank debt	—	0.4	—	0.4
Corporate debt securities	—	37.7	—	37.7
U.S. Government and government agency	—	53.2	—	53.2
Total debt securities	—	101.3	—	101.3
Other long-term investments	—	—	4.0	4.0
Derivative assets	—	—	1.2	1.2
	$—	$101.3	$5.2	106.5
Investments in funds valued at NAV				1,055.6
Total assets				$1,162.1
Liabilities
U.S. Government and government agency	$—	$12.0	$—	$12.0
Total securities sold, not yet purchased	—	12.0	—	12.0
Derivative liabilities	—	—	1.0	1.0
Total liabilities	$—	$12.0	$1.0	$13.0
During the three months ended March 31, 2021, the Company made $nil (December 31, 2020 - $nil) of reclassifications of assets or liabilities between Levels 2 and 3.
Valuation techniques
The Company uses outside pricing services to assist in determining fair values for its investments. For investments in active markets, the Company uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services the Company uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, the Company estimates the fair value using industry standard pricing models and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds, reference data including research publications, and other relevant inputs. Given that many debt securities do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable debt securities vary by asset type and take into account market convention.
The techniques and inputs specific to asset classes within the Company’s fixed maturity investments for Level 2 securities that use observable inputs are as follows:
Asset-backed and mortgage-backed securities
The fair value of mortgage and asset-backed securities is primarily priced by pricing services using a pricing model that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.
Corporate debt securities
Corporate debt securities consist primarily of investment-grade debt of a wide variety of U.S. and non-U.S. corporate issuers and industries. The corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.
U.S. government and government agency
U.S. government and government agency securities consist primarily of debt securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Fixed maturity investments included in U.S. government and government agency securities are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government and government agency
Non-U.S. government and government agency securities consist of debt securities issued by non-U.S. governments and their agencies along with supranational organizations (also known as sovereign debt securities). Securities held in these sectors are primarily priced by pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
U.S. states, municipalities, and political subdivisions
The U.S. states, municipalities and political subdivisions portfolio contains debt securities issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services using the techniques for U.S. government and government agency securities.
Preferred stocks
The fair value of preferred stocks is generally priced by independent pricing services using an evaluated pricing model that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.
Investments measured using Net Asset Value
The Company values its investments in limited partnerships, including its investments in related party investment funds, at fair value. The Company has elected the practical expedient for fair value for these investments which is estimated based on the Company’s share of the net asset value (“NAV”) of the limited partnerships, as provided by the independent fund administrator, as the Company believes it represents the most meaningful measurement basis for the investment assets and liabilities. The NAV represents the Company’s proportionate interest in the members’ equity of the limited partnerships.
The fair value of the Company's investments in certain hedge funds and certain private equity funds are also determined using NAV. The hedge fund's administrator provides quarterly updates of fair value in the form of the Company's proportional interest in the underlying fund's NAV, which is deemed to approximate fair value, generally with a three month delay in valuation. The private equity funds provide quarterly or semi-annual partnership capital statements with a three or six month delay which are used as a basis for valuation. These private equity investments vary in investment strategies and are not actively traded in any open markets. Due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's reporting date. In these circumstances, the Company estimates the return of the current period and uses all credible information available. This includes utilizing preliminary estimates reported by its fund managers and using other information that is available to the Company with respect to the underlying investments, as necessary.

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
Level 3 Investments
Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable assumptions reflect the Company's assumptions, that market participants would use in valuing the investment. Generally, certain securities may start out as Level 3 when they are originally issued but as observable inputs become available in the market, they may be reclassified to Level 2.
The Company employs a number of procedures to assess the reasonableness of the fair value measurements for its other long-term investments, including obtaining and reviewing the audited annual financial statements of hedge funds and private equity funds and periodically discussing each fund's pricing with the fund manager. However, since the fund managers do not provide sufficient information to evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.
The fair values of the Company's investments in private equity securities, private debt instruments, certain private equity funds, and certain hedge funds have been classified as Level 3 measurements. They are carried at fair value and in the case of private equity securities and private debt instruments are initially valued based on transaction price and their valuation is subsequently estimated based on available evidence such as a market transaction in similar instruments and other financial information for the issuer.
See Note 8 for additional information on the fair values of derivative financial instruments used for both risk management and investment purposes.
Underwriting-related derivatives
The Company has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of the embedded derivative reported in other expenses. The Company’s embedded derivatives relate to interest crediting features in certain reinsurance and deposit contracts that vary based on the Company’s investment returns. The Company determines the fair value of the embedded derivatives using models developed by the Company.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2021 and 2020:

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	March 31, 2021
Assets
Preferred stocks	$—	$—	$—	$2.8	$—	$—	$2.8
Other long-term investments	4.0	—	13.6	259.0	(1.0)	35.6	311.2
Derivative assets	1.2	—	—	0.3	—	1.7	3.2
Loan participation	—	—	—	32.8	—	—	32.8
Total assets	$5.2	$—	$13.6	$294.9	$(1.0)	$37.3	$350.0
Liabilities
Liability-classified capital instruments	$—	$—	$(135.0)	$—	$—	$—	$(135.0)
Contingent consideration	—	—	—	(0.7)	—	(0.8)	(1.5)
Derivative liabilities	(1.0)	—	—	(2.0)	—	(0.5)	(3.5)
Total liabilities	$(1.0)	$—	$(135.0)	$(2.7)	$—	$(1.3)	$(140.0)

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (2)	March 31, 2020
Assets
Asset-backed securities	$—	$—	$4.4	$—	$—	$—	$4.4
Other long-term investments	4.0	—	—	—	—	—	4.0
Total assets	$4.0	$—	$4.4	$—	$—	$—	$8.4
Liabilities
Derivative liabilities	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—
(1)Includes amounts acquired as a result of the Sirius Group acquisition.
(2)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment income (loss) in the condensed consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the condensed consolidated statements of income (loss).
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

Significant unobservable inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of March 31, 2021, and includes only those instruments for which information about the inputs is reasonably available to the Company, such as data from independent third-party valuation service providers and from internal valuation models.

March 31, 2021
Assets (Liability)	Fair Value	Valuation Technique	Unobservable input
Private equity securities (4)	$152.0	Subject company transaction approach	Share price range	19.84 - 23.34
Private equity funds (3)	80.2	Net asset value discount	Discount range	50% - 95%
Private equity securities (1)	39.6	Share price of recent transaction	Purchase share price	50.79
Loan participations (5)	32.8	Share price of recent transaction	Comparable yields	Range - 4.91%-7.82% Median - 5.92%
Private equity securities (1)	15.0	Multiple of GAAP book value	Book value multiple	Range - 0.73x-0.91x Median - 0.82x
Common Stock (1)	10.0	Purchase price of recent transaction	Purchase price	10.0
Private debt instrument (1)	6.5	Discounted cash flow	Discount yield	Range - 6.55%-7.03% Median - 6.73%
Preferred stock (1)	3.0	Purchase price of recent transaction	Purchase price	3.0
Preferred stocks (5)	2.8	Share price of recent transaction	Share price	2.8
Promissory note (1)	2.5	Purchase price of recent transaction	Purchase price	2.5
Preferred stock (1)	1.1	Purchase price of recent transaction	Purchase price	1.1
Membership Interest (1)	1.0	Purchase price of recent transaction	Purchase price	1.0
Equity warrants (2)	0.3	Option pricing model	Strike price	0.2
Private equity securities (1)	0.3	Purchase price of recent transaction	Purchase price	0.3
Weather derivatives (2)	(0.3)	Third party appraisal	Broker quotes	(0.3)
Contingent consideration (1)	(1.5)	External valuation model	Discounted future payments	(1.5)
Currency swaps (2)	(2.2)	Third party appraisal	Broker quotes	(2.2)
Upside rights (1)	(6.5)	External valuation model	Share price	(6.5)
Private warrants (1)	(7.3)	Black Scholes pricing model	Share price	1.81
Contingent value rights (1)	(27.0)	External valuation model	Share price	5.91
Series A preference shares (1)	(40.8)	External valuation model	Share price	(40.8)
Merger warrants (1)	$(53.4)	External valuation model	Share price	2.54

(1)Each asset type consists of one security except as indicated below.
(2)See Note 8 for discussion of derivative instruments.
(3)Represents multiple private equity funds where a discount on net asset value was taken.
(4)Represents various tranches of the Company's investment in Pie.
(5)Represents multiple securities held under the same Investment Management Agreement.

Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at March 31, 2021 and December 31, 2020, due to their respective short maturities. The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes (1)	$307.2	$307.9	n/a	n/a
2016 SIG Senior Notes (1)	405.0	406.8	n/a	n/a
2015 TPRUSA Senior Notes (2)	$117.5	$114.3	$117.8	$114.3
(1)These financial instruments are not actively traded. Fair value is estimated by internal pricing and therefore considered a Level 3 measurement.
(2)Fair value based on observable inputs and considered a Level 2 measurement.
8. Derivatives
As a result of the acquisition of Sirius Group, the Company now holds derivative financial instruments for both risk management and investment purposes.
Interest rate cap
The Company entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. The fair value of the Interest Rate Cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of March 31, 2021. Collateral held is recorded with an equal amount recognized as a liability to return collateral. The Company’s liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As of March 31, 2021, the Company held collateral balances of $0.1 million.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within foreign exchange gains. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. The Company did not provide or hold any collateral associated with the foreign currency risk derivatives.
Equity warrants
The Company holds restricted equity warrants as part of its investment strategy. The equity warrants are not designated or accounted for under hedge accounting. Changes in fair value are presented within net realized and unrealized investment gains. The fair value of the equity warrants is estimated using a single broker quote and accordingly, classified as a Level 3 measurement. The Company did not provide or hold any collateral associated with the equity warrants.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's condensed consolidated balance sheets as at March 31, 2021:

	March 31, 2021
Derivatives not designated as hedging instruments	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)
Interest rate cap (3)	$250.0	$—	$—
Foreign currency swaps	40.0	—	2.3
Weather derivatives	31.2	—	0.2
Foreign currency futures contracts (3)	100.8	—	—
Foreign currency call options	50.6	1.6	—
Equity warrants	$0.3	$0.3	$—
(1)Derivative assets are classified within other assets in the Company's condensed consolidated balance sheets at March 31, 2021.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company's condensed consolidated balance sheets at March 31, 2021.
(3)De minimis as of March 31, 2021.
(4)The Company did not hold the above derivative instruments as of December 31, 2020.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's condensed consolidated statements of income (loss) relating to derivatives during the three months ended March 31, 2021:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2021
Foreign currency swaps	Foreign exchange gains	$(0.4)
Weather derivatives	Net corporate and other expenses	(0.1)
Foreign currency futures contracts	Foreign exchange gains	(3.7)
Foreign currency call options	Foreign exchange gains	$(1.6)
Underwriting-related derivatives
The following tables identify the listing currency, fair value and notional amounts of underwriting-related derivatives included in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
Derivative assets	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative assets	GBP	$2.9	$2.9	$1.2	$4.2
		$2.9	$2.9	$1.2	$4.2

		March 31, 2021		December 31, 2020
Derivative liabilities	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative liabilities	GBP	$1.0	$13.4	$1.0	$15.7
		$1.0	$13.4	$1.0	$15.7
(1)GBP = British Pound.
(2)The absolute notional exposure represents the Company’s derivative activity as of March 31, 2021 and December 31, 2020, which is representative of the volume of derivatives held during the period.

9. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2021 and 2020:

	2021	2020
Gross reserves for loss and loss adjustment expenses, beginning of period	$1,310.1	$1,111.7
Less: loss and loss adjustment expenses recoverable, beginning of period	(14.4)	(5.5)
Less: deferred charges on retroactive reinsurance contracts	(6.0)	(6.7)
Net reserves for loss and loss adjustment expenses, beginning of period	1,289.7	1,099.5
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	147.7	92.2
Prior years	0.4	(4.4)
Total incurred loss and loss adjustment expenses	148.1	87.8
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(15.9)	(10.1)
Prior years	(117.2)	(74.0)
Total net paid losses	(133.1)	(84.1)
Foreign currency translation	(10.6)	(10.2)
Amounts acquired as a result of Sirius Group acquisition (1)	2,467.8	—
Net reserves for loss and loss adjustment expenses, end of period	3,761.9	1,093.0
Plus: loss and loss adjustment expenses recoverable, end of period	492.6	6.9
Plus: deferred charges on retroactive reinsurance contracts (2)	4.8	8.0
Gross reserves for loss and loss adjustment expenses, end of period	$4,259.3	$1,107.9
(1)Represents the fair value of Sirius Group’s reserves for claims and claim expenses, net of reinsurance recoverables, acquired at February 26, 2021. See Note 3 for additional information related to the acquisition of Sirius Group.
(2)Deferred charges on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheets.
For the three months ended March 31, 2021, the Company recorded $0.4 million of net unfavorable prior year loss reserve development.
Prior to the acquisition of Sirius Group, many of the Company’s contracts had sliding scale or profit commissions whereby loss reserve development could be offset by changes in acquisition costs that vary inversely with loss experience. The $4.4 million net decrease in prior years’ reserves for the three months ended March 31, 2020 included $11.0 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $6.6 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. The net decrease in loss reserves as well as the impact of any offsetting changes in acquisition costs resulted in a $3.2 million improvement in the net underwriting results for the three months ended March 31, 2020.
10. Third party reinsurance
In the normal course of business, the Company seeks to protect its businesses from losses due to concentration of risk and losses arising from catastrophic events by reinsuring with third-party reinsurers. Additionally, retrocession can be used as a mechanism to share the risks and rewards of business written and therefore can be used as a tool to align the Company’s interests with those of its counterparties. The Company remains liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
Premiums ceded for the three months ended March 31, 2021 and 2020 were $56.3 million and $2.5 million, respectively. Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. As of March 31, 2021, the Company had loss and loss adjustment expenses recoverable of $492.6 million (December 31, 2020 - $14.4 million).
Because retrocessional reinsurance contracts do not relieve the Company of its obligation to its insureds, the collectability of balances due from the Company's reinsurers is important to its financial strength. The Company monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 11 for additional information.

11. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
The Company's assets in scope of the current expected credit loss assessment as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Insurance and reinsurance balances receivable, net	$1,613.8	$441.9
Loss and loss adjustment expenses recoverable, net	492.6	14.4
Other assets (1)	15.9	—
Total assets in scope	$2,122.3	$456.3
(1)Relates to MGU trade receivables included in other assets in the Company’s condensed consolidated balance sheets.
The Company’s allowance for expected credit losses was $18.0 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded current expected credit losses of $17.4 million and $0.2 million, respectively. The Company recognized the allowance for credit losses in accordance with ASC 326 upon initial recognition of the Sirius Group assets within the scope of the standard. An allowance of $16.8 million was re-established in the first quarter ended March 31, 2021 as related to Sirius Group assets. These amounts are included in net corporate and other expenses in the condensed consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of March 31, 2021, approximately 66% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 78% were rated A- or better.
12. Deposit accounted contracts
The following table represents activity for the deposit contracts for the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Balance, beginning of period	$153.0	$172.3
Consideration received	0.4	0.5
Net investment expense allocation	0.8	0.9
Payments	(3.4)	(20.8)
Foreign currency translation	(0.1)	0.1
Balance, end of period	$150.7	$153.0

13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value (2)	$315.1	4.1%	n/a	n/a
Unamortized discount	(7.2)		n/a
2017 SEK Subordinated Notes, carrying value	307.9		n/a
2016 SIG Senior Notes, at face value	400.0	4.5%	n/a	n/a
Unamortized premium	6.8		n/a
2016 SIG Senior Notes, carrying value (2)	406.8		n/a
2015 TPRUSA Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.7)		(0.7)
2015 TPRUSA Senior Notes, carrying value	114.3		114.3
Total debt	$829.0		$114.3
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
(2)In connection with the acquisition of Sirius Group, SiriusPoint assumed the outstanding debt of Sirius Group.
2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group issued floating rate callable subordinated notes denominated in Swedish kronor ("SEK") in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22 and December 22 of each year until maturity in September 2047. Beginning on September 22, 2022, the 2017 SEK Subordinated Notes may be redeemed, in whole or in part, at the Company’s option. The Company was in compliance with all debt covenants as of and for the period ended March 31, 2021.
The Company recorded $1.2 million of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes for the three months ended March 31, 2021. The Company also recognized $13.4 million of foreign exchange gains of the 2017 SEK Subordinated Notes into USD from SEK for the three months ended March 31, 2021.
2016 SIG Senior Notes
On November 1, 2016, Sirius Group issued $400.0 million face value of senior unsecured notes ("2016 SIG Senior Notes") at an issue price of 99.2% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 SIG Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1 and November 1 of each year until maturity in November 2026. The Company was in compliance with all debt covenants as of and for the period ended March 31, 2021.
The Company recorded $1.7 million of interest expense, inclusive of amortization of premium, on the 2016 SIG Senior Notes, for the three months ended March 31, 2021.
2015 TPRUSA Senior Notes
As of March 31, 2021, Third Point Re (USA) Holdings, Inc. (“TPRUSA”) had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “2015 TPRUSA Senior Notes”) due February 13, 2025. The 2015 TPRUSA Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint and, in certain circumstances specified in the indenture governing the 2015 TPRUSA Senior Notes, certain existing or future subsidiaries of the Company may be required to guarantee the 2015 TPRUSA Senior Notes. The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2021 and December 31, 2020.
The Company recorded $2.0 million of interest expense, inclusive of amortization of issuance costs, on the 2015 TPRUSA Senior Notes for the three months ended March 31, 2021 (2020 - $2.0 million).
Interest expense
Total interest expense incurred by the Company for its indebtedness for the three months ended March 31, 2021 was $4.9 million (2020 - $2.0 million).
Standby letter of credit facilities
As of March 31, 2021, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$2,026.0	$1,089.5	$168.2	$751.8
Uncommitted - Secured letters of credit facilities	n/a	296.1	295.4	—
		$1,385.6	$463.6	$751.8
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. See Note 5 for additional information.
Revolving credit facility
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2021, there were no outstanding borrowings under the Facility.

14. Net investment income (loss)
Net investment income (loss) for the three months ended March 31, 2021 and 2020 consisted of the following:

	2021	2020
Debt securities	$(7.8)	$19.7
Equity securities	0.3	—
Other long-term investments	49.2	—
Net investment income (loss) from investments in related party investment funds	153.2	(200.8)
Net investment income (loss) before other investment expenses and investment loss on cash and cash equivalents	194.9	(181.1)
Other investment expenses	(1.0)	(0.2)
Net investment loss on cash and cash equivalents	(7.4)	(3.7)
Net investment income (loss)	$186.5	$(185.0)
Net realized and unrealized gains on investments
Net realized and unrealized investment gains for the three months ended March 31, 2021 and 2020 consisted of the following:

	2021	2020
Gross realized gains	$19.3	$2.7
Gross realized losses	(0.4)	(1.7)
Net realized gains on investments (1)	18.9	1.0
Net unrealized gains on investments (2)	12.6	10.6
Net realized and unrealized gains on investments (3)	$31.5	$11.6
(1)Includes realized gains (losses) due to foreign currency of $2.1 million for the three months ended March 31, 2021 (2020 - $(0.1) million).
(2)Includes unrealized losses due to foreign currency of $(16.3) million for the three months ended March 31, 2021 (2020 - $(8.6) million).
(3)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds.
Net realized investment gains
Net realized investment gains for the three months ended March 31, 2021 and 2020 consisted of the following:

	2021	2020
Debt securities	$6.3	$(0.7)
Equity securities	0.4	—
Other long-term investments	9.9	—
Net investment income on cash and cash equivalents	2.3	1.7
Net realized investment gains	$18.9	$1.0
Net unrealized investment gains
Net unrealized investment gains for the three months ended March 31, 2021 and 2020 consisted of the following:

	2021	2020
Debt securities	$(16.9)	$19.4
Equity securities	(0.1)	—
Other long-term investments	39.3	—
Net investment loss on cash and cash equivalents	(9.7)	(8.8)
Net unrealized investment gains	$12.6	$10.6

The following table summarizes the amount of total gains included in earnings attributable to unrealized investment gains – Level 3 investments for the three months ended March 31, 2021 and 2020:

	2021	2020
Other long-term investments	$35.6	$—
Total unrealized investment gains – Level 3 investments	$35.6	$—
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
Prior to the acquisition of Sirius Group on February 26, 2021, the Company had one operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. Subsequent to the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States.
For the three months ended March 31, 2021, the Company recorded income tax expense of $9.8 million (2020 - $0.4 million) on pre-tax income (loss) of $142.2 million (2020 - $(183.2) million). The effective tax rate for the three months ended March 31, 2021 was 6.9%. The difference between the effective tax rate on income from continuing operations and the Swedish statutory tax rate of 20.6% (the rate at which the majority of the Company's worldwide operations are taxed after the acquisition of Sirius Group) is primarily because of income recognized in jurisdictions with lower tax rates than Sweden and adjustments required under applicable U.S. GAAP guidance, which are based on the annual estimated effective tax rate.
In arriving at the annual effective tax rate for the three months ended March 31, 2021 and 2020, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
The Tax Cuts and Jobs Act ("TCJA") includes a Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of March 31, 2021 and December 31, 2020.
The Company has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or to one of its intermediary subsidiaries as dividends or otherwise, they may be subject to withholding tax by the source country and/or income tax by the recipient country. The Company generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in connection with guidance and proposals from the Organisation for Economic Cooperation and Development (“OECD”). Accordingly, such payments or distributions may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments.

Deferred tax asset, net of valuation allowance
As of March 31, 2021, the Company has recorded net deferred tax asset, net of valuation allowance, of $33.5 million. $71.4 million relates to net deferred tax assets in U.S. subsidiaries, $147.0 million relates to net deferred tax assets in Luxembourg subsidiaries, $6.1 million relates to net deferred tax liabilities in UK subsidiaries, $170.9 million relates to net deferred tax liabilities in Sweden subsidiaries, and $7.9 million relates to other net deferred tax liabilities.
The Company records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, the Company considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset. It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to the Company's deferred tax assets and tax expense.
Uncertain tax positions
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, the Company must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.
As of March 31, 2021, the total reserve for unrecognized tax benefits is $3.1 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $2.5 million of such reserves as of March 31, 2021 would be recorded as an income tax benefit and would impact the effective tax rate. If the Company determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.6 million of such reserves as of March 31, 2021 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority.
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2016.
16. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the three months ended March 31, 2021 and 2020:

	2021	2020
Common shares issued, beginning of period	95,582,733	94,225,498
Issuance of common shares, net of forfeitures and shares withheld	2,081,001	283,008
Performance restricted shares granted, net of forfeitures and shares withheld	(197,418)	372,723
Issuance of common shares for Sirius Group acquisition	58,331,196	—
Issuance of common shares to related party	6,093,842	—
Common shares issued, end of period	161,891,354	94,881,229
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the three months ended March 31, 2021 and 2020, the Company did not pay any dividends to its common shareholders.
Preference shares
The Company’s authorized share capital also consists of 30,000,000 preference shares with a par value of $0.10 each.
Series B preference shares
On February 26, 2021, the previous Sirius Group preference shareholders exchanged their existing Series B preference shares of Sirius Group in return for 8,000,000 new Series B preference shares, par value $0.10, of the Company. Dividends on the

Series B preference shares will be cumulative and payable quarterly in arrears at an initial rate of 8.0% per annum. The preference shareholders will have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares will have the right to elect two directors.
The dividend rate will reset on each five-year anniversary of issuance at a rate equal to the 5-year U.S. treasury rate at such time plus 7.298%. The Series B preference shares are perpetual and have no fixed maturity date. The Series B preference shares will provide for redemption rights by the Company (i) in whole, or in part, on each five-year anniversary of issuance at 100%, (ii) in whole, but not in part, (a) upon certain rating agency events, at 102%, (b) upon certain capital disqualification events, at 100%, and (c) upon certain tax events, at 100%.
During the three months ended March 31, 2021, the Company did not pay or declare any dividends to Series B preference shareholders.
17. Share-based compensation
The following table provides the total share-based compensation expense included in general and administrative expenses during the three months ended March 31, 2021 and 2020:

	2021	2020
Restricted shares with service condition	$2.0	$0.5
Restricted shares with service and performance condition	0.3	1.1
	$2.3	$1.6
As of March 31, 2021, the Company had $37.9 million (December 31, 2020 - $14.2 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 2.0 years (December 31, 2020 - 1.9 years).
Options
The options activity for the three months ended March 31, 2021 was as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2021	8,255,810	13.45
Granted	2,183,853	10.78
Balance as of March 31, 2021	10,439,663	12.89
The share options issued to management under the Share Incentive Plan are subject to a service condition.
The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes information about the Company’s management and director share options outstanding and exercisable as of March 31, 2021:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$9.83 - $10.89	6,528,039	$9.98	0.6 years	6,528,039	$9.98
$15.00 - $16.89	2,190,696	15.75	2.7 years	1,790,696	15.92
$20.00 - $25.05	1,720,928	20.28	1.0 years	1,720,928	20.28
	10,439,663	$12.89	1.1 years	10,039,663	$11.06

Restricted share awards with service condition
Restricted share award activity for the three months ended March 31, 2021 and year ended December 31, 2020 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2020	340,767	$11.83
Granted	1,029,373	8.30
Forfeited	(16,434)	9.77
Vested	(182,648)	10.10
Balance as of January 1, 2021	1,171,058	8.80
Granted	1,188,380	10.21
Vested	(204,864)	9.89
Balance as of March 31, 2021	2,154,574	$9.47
Restricted share awards with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted share units with service condition
As a result of the acquisition of Sirius Group, Sirius Group's outstanding restricted share units ("RSUs") were converted to Company RSUs.
RSU activity for the three months ended March 31, 2021 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2021	—	$—
Granted	4,935,144	10.21
Vested	(2,051,730)	10.21
Balance as of March 31, 2021	2,883,414	10.21
RSUs with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted share awards with service and performance condition
Restricted share award activity for the restricted shares with a service and performance condition for the three months ended March 31, 2021 and year ended December 31, 2020 were as follows:

	Number of non- vested restricted shares	Number of non- vested restricted shares probable of vesting	Weighted average grant date fair value of shares probable of vesting
Balance as of January 1, 2020	1,890,529	1,314,036	$12.43
Granted	749,322	499,542	9.46
Forfeited	(372,476)	(39,214)	12.12
Vested	(504,440)	(504,440)	12.16
Change in estimated restricted shares considered probable of vesting	n/a	132,656	11.28
Balance as of January 1, 2021	1,762,935	1,402,580	10.98
Forfeited	(166,702)	—	14.03
Vested	(300,469)	(300,469)	14.03
Change in estimated restricted shares considered probable of vesting	n/a	(238,279)	10.33
Balance as of March 31, 2021	1,295,764	863,832	$10.11
18. Variable interest entities
The Company consolidates the results of operations and financial position of every voting interest entity ("VOE") in which it has a controlling financial interest and variable interest entities (“VIE”) in which it is considered to be the primary beneficiary in accordance with guidance in ASC 810, Consolidation. The consolidation assessment, including the determination as to whether an entity qualifies as a VOE or VIE, depends on the facts and circumstances surrounding each entity.
Consolidated variable interest entities
Alstead Re
As a result of the acquisition of Sirius Group, the Company has consolidated the results of Alstead Re Insurance Company (“Alstead Re”) in its condensed consolidated financial statements beginning February 26, 2021. Alstead Re is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company determined that Alstead Re is a VIE for which the Company is the primary beneficiary as it has power over the activities that most significantly impact the economic performance. As of March 31, 2021, Alstead Re’s assets and liabilities included in the Company’s condensed consolidated balance sheets were $7.3 million and $2.9 million, respectively.
Arcadian
In September 2020, the Company co-founded Arcadian Risk Capital Ltd. (“Arcadian”), a managing general agent incorporated in Bermuda writing business on behalf of the Company. Arcadian commenced operations on October 1, 2020. The Company’s ownership in Arcadian as of March 31, 2021 was 49%, representing 980,000 common shares at $1.00 par value. Arcadian is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its condensed consolidated financial statements. The Company’s financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of March 31, 2021, Arcadian’s assets and liabilities included in the Company’s condensed consolidated balance sheets were $3.5 million and $0.5 million, respectively (December 31, 2020 - $3.3 million and $0.6 million, respectively).

Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three months ended March 31, 2021:

March 31, 2021
Balance, beginning of period	$1.4
Sirius Group acquisition (1)	0.3
Net income attributable to noncontrolling interests	—
Contributions	0.1
Balance, end of period	$1.8
(1)See Note 3 for additional information related to the acquisition of Sirius Group.
Non-consolidated variable interest entities
As a result of the acquisition of Sirius Group, the Company is a passive investor in certain third-party-managed hedge and private equity funds, some of which are VIEs. The Company is not involved in the design or establishment of these VIEs, nor does it actively participate in the management of the VIEs. The exposure to loss from these investments is limited to the carrying value of the investments at the balance sheet date.
The Company calculates maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where the Company has also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE. The Company does not have any VIEs that it sponsors nor any VIEs where it has recourse to it or has provided a guarantee to the VIE interest holders.
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of March 31, 2021:

	March 31, 2021
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$250.3	$213.7	$5.1	$218.8
	$250.3	$213.7	$5.1	$218.8

(1)Comprised primarily of hedge funds and private equity funds.
Third Point Enhanced LP
TP Enhanced Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Enhanced Fund’s results. As of March 31, 2021, the Company and TP GP hold interests of approximately 89.1% and 10.9%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
As a result of the Company’s holding in TP Enhanced Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Enhanced Fund for the three months ended March 31, 2021 and 2020, and summarized balance sheet as of March 31, 2021 and December 31, 2020.

This summarized income (loss) statement of TP Enhanced Fund reflects the main components of total investment income (loss) and expenses of TP Enhanced Fund. This summarized income (loss) statement is not a breakdown of the Company’s proportional investment income (loss) in TP Enhanced Fund as presented in the Company’s condensed consolidated statements of income (loss).

TP Enhanced Fund summarized income (loss) statement	2021	2020
Investment income (loss)
Net realized gain from securities, derivative contracts and foreign currency translations	$148.4	$15.6
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	71.5	(251.5)
Net income (loss) from currencies	0.8	(0.3)
Dividend and interest income	5.4	4.4
Other income	—	0.7
Total investment income (loss)	226.1	(231.1)
Expenses
Management fees	4.0	3.9
Interest	1.5	2.7
Dividends on securities sold, not yet purchased	1.5	1.3
Administrative and professional fees	0.7	0.4
Other expenses	1.3	0.5
Total expenses	9.0	8.8
Net income (loss)	$217.1	$(239.9)
The following table is a summarized balance sheet of TP Enhanced Fund as of March 31, 2021 and December 31, 2020 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	March 31, 2021	December 31, 2020
Assets
Total investments in securities and affiliated funds	$2,409.1	$2,200.9
Cash and cash equivalents	40.6	40.1
Due from brokers	144.7	124.6
Derivative assets, at fair value	53.3	37.0
Interest and dividends receivable	3.0	3.2
Other assets	2.9	3.9
Total assets	$2,653.6	$2,409.7
Liabilities
Accounts payable and accrued expenses	$1.3	$1.0
Securities sold, not yet purchased, at fair value	351.2	183.0
Securities sold under agreement to repurchase	2.5	5.5
Due to brokers	898.3	894.0
Derivative liabilities, at fair value	13.7	23.7
Withdrawals payable to General Partner	—	75.0
Interest and dividends payable	1.0	0.7
Management fee payable	—	0.2
Total liabilities	1,268.0	1,183.1
Total partners' capital	$1,385.6	$1,226.6

19. Investments in unconsolidated entities
The Company’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give the Company the ability to exert significant influence over the investee's operating and financial policies ("equity method eligible unconsolidated entities"). Such investments may be accounted for under either the equity method or, alternatively, the Company may elect to account for them under the fair value option.
The following table presents the components of other long-term investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Equity method eligible unconsolidated entities, at fair value	$218.0	$—
Other unconsolidated investments, at fair value (1)	255.1	4.0
Total other long-term investments (2)	$473.1	$4.0
(1)Includes other long-term investments that are not equity method eligible.
(2)There were no investments accounted for using the equity method as of March 31, 2021 and December 31, 2020.
The Company has elected the fair value option to account for its equity method eligible investments accounted for as part of other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents the Company’s ownership interests in investments in equity method eligible unconsolidated entities as of March 31, 2021:

Investee	March 31, 2021	Instrument Held
BE Reinsurance Limited	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	39.4%	Units
Diamond LS I LP	15.4%	Units
Gateway Fund LP	22.9%	Units
Monarch	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	29.8%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	29.8%	Units
Pie Preferred Stock (1)	9.6%	Preferred shares
Pie Series B Preferred Stock (1)	6.9%	Preferred shares
Pie Series C Preferred Stock (1)	0.5%	Preferred shares
Quintana Energy Partners	21.8%	Units
Tuckerman Capital V LP	48.3%	Units
Tuckerman Capital V Co-Investment I LP	49.0%	Units
(1)The Company holds investments in several financing instruments of Pie Insurance Holdings, Inc.

20. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three months ended March 31, 2021 and 2020:

	2021	2020
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	116,760,760	92,191,837
Dilutive effect of options	184,470	—
Dilutive effect of warrants	51,650	—
Dilutive effect of restricted shares with service and performance condition	1,149,461	—
Diluted number of common shares outstanding	118,146,341	92,191,837
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$130.9	$(183.6)
Net income allocated to SiriusPoint participating common shareholders	(6.5)	—
Net income (loss) allocated to SiriusPoint common shareholders	$124.4	$(183.6)
Basic earnings (loss) per share available to SiriusPoint common shareholders	$1.07	$(1.99)
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$130.9	$(183.6)
Net income allocated to SiriusPoint participating common shareholders	(6.5)	—
Net income (loss) allocated to SiriusPoint common shareholders	$124.4	$(183.6)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$1.05	$(1.99)
For the three months ended March 31, 2021, options of 4,120,926, warrants of 25,035,220 and Upside Rights of 10,000,000 were excluded from the computation of diluted earnings per share as the average share price for the quarter was below the exercise price or reference price for the respective security.
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
21. Related party transactions
In addition to the transactions disclosed in Notes 6, 14 and 18 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
Subsequent to the Sirius Group acquisition, insurance and reinsurance contracts with certain of the Company’s insurance and MGU affiliates resulted in gross written premiums of $20.2 million during the three months ended March 31, 2021. As of March 31, 2021, the Company had total receivables from affiliates of $48.3 million and no payables.
Equity Commitment Letter
Pursuant to the equity commitment letter by and among the Company, Third Point Opportunities Master Fund L.P. and Daniel S. Loeb, entered into on August 6, 2020, Third Point Opportunities Master Fund L.P. purchased 6,093,842 of the Company’s common shares at a price of $7.9828 per share upon closing of the Company’s acquisition of Sirius Group.
Transaction Matters Letter Agreement
On August 6, 2020, CM Bermuda, Sirius Group, the Company and CMIG International entered into a Transaction Matters Letter Agreement (the “Transaction Matters Agreement”), pursuant to which, among other things and subject to the terms and conditions thereof, Sirius Group agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal expenses incurred in connection with the Sirius Group sales process or other discussions between CMIG International, CM Bermuda and the Sirius Group occurring on or after March 6, 2020, and the Company has agreed to assume such remaining payment obligations of Sirius Group following the closing of the acquisition of Sirius Group. The Company has also agreed to pay for the fees and expenses payable by CMIG International and CM Bermuda to its financial advisor, Goldman Sachs (Asia) L.L.C., relating to the acquisition of Sirius Group. During the three months ended March 31, 2021, the Company did not pay any legal expenses incurred by CM Bermuda and CMIG International in connection with the Transaction Matters Agreement.
Management and performance fees to related parties
The total management and performance fees to related parties for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
Management fees	$4.1	$3.9
Performance fees	38.1	—
Total management and performance fees to related parties	$42.2	$3.9
Management fees
Third Point Enhanced LP
Effective January 1, 2019, SiriusPoint, Third Point Re BDA and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “2019 LPA”) of TP Enhanced Fund. Pursuant to the 2019 LPA, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Enhanced Fund level and are calculated based on 1.25% of the investment in TP Enhanced Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Enhanced Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
The 2020 LPA, effective February 26, 2021, removed the adjustment for investment exposure leverage in the management fee calculation, as previously adjusted for under the 2019 LPA. The 2020 LPA did not amend the management fee rate of 1.25% per annum.
Third Point Venture Offshore Fund I LP
No management fees are payable by the Company under the 2021 Venture LPA.
Third Point Insurance Portfolio Solutions
Effective February 26, 2021, Third Point LLC, Third Point Insurance Portfolio Solutions (“TPIPS”) and the Company entered into an Investment Management Agreement (the “TPIPS IMA”), pursuant to which TPIPS will serve as investment manager to the Company and provide investment advice with respect to the investable assets of the Company, other than assets that the Company may withdraw from time to time as working capital. The Amended and Restated Collateral Assets Investment Management Agreement was terminated at the effective date of the TPIPS IMA.
Pursuant to the TPIPS IMA, the Company will pay Third Point LLC a fixed management fee, payable monthly in advance, equal to 1/12 of 0.06% of the fair value of assets managed (other than assets invested in TP Enhanced Fund).
Performance fees
Third Point Enhanced LP
Pursuant to the 2019 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investment in related party investment fund” on the Company’s condensed consolidated balance sheet since the fees are charged at the TP Enhanced Fund level.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts and not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Enhanced Fund. The 2019 LPA preserves the loss carryforward attributable to our investment in TP Enhanced Fund when contributions to TP Enhanced Fund are made within nine months of certain types of withdrawals from TP Enhanced Fund.
Pursuant to the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC were included when calculating the performance fee allocation and loss recovery account amounts under the terms of the 2019 LPA for the year ended December 31, 2020 only. There are no other changes to the performance fee calculation under the 2020 LPA.
Third Point Venture Offshore Fund I LP
Pursuant to the 2021 Venture LPA, TP Venture GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund.
Third Point Insurance Portfolio Solutions
No performance-based compensation is payable by the Company under the TPIPS IMA.
22. Commitments and Contingencies
Financing
See Note 13 for additional information related to the Company’s debt obligations.
Letters of credit
See Note 13 for additional information related to the Company’s letter of credit facilities.
Liability-classified capital instruments
See Note 3 for additional information related to the contingent value consideration components of the Sirius Group acquisition.
Founder and Advisor Warrants
As of March 31, 2021, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 3,494,979 common shares, to founding investors and advisors. The warrants expire on December 22, 2021, and are exercisable at a price per share of $10.00.
Promissory Note
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of March 31, 2021.
Litigation
From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owed to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. The Company may also be involved, from time to time in the normal course of business, in formal and informal dispute resolution procedures that do not arise from, or are not directly related to, claims activity. The Company is not currently involved in any formal or informal dispute resolution procedures that it considers to be material.
Leases
Subsequent to the acquisition of Sirius Group, the Company now operates in new locations with additional facilities, including the United States, Canada, Europe and Asia. The Company leases office space under various non-cancelable operating lease agreements.

During the three months ended March 31, 2021 and 2020, the Company recognized operating lease expense of $1.3 million and $0.2 million, respectively, including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of March 31, 2021 and December 31, 2020, the Company had $19.8 million and $0.8 million of operating lease right-of-use assets, respectively, included in other assets. As of March 31, 2021 and December 31, 2020, the Company had $25.5 million and $0.8 million of operating lease liabilities included in accounts payable, accrued expenses and other liabilities.
The following table presents the lease balances within the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$19.8	$0.8
Operating lease liabilities	$25.5	$0.8

Weighted average lease term (years)	3.0	1.0
Weighted average discount rate	3.4%	7.0%
Future minimum rental commitments as of March 31, 2021 under these leases are expected to be as follows:

Future Payments
Remainder of 2021	$8.3
2022	9.2
2023	5.7
2024	2.4
2025 and thereafter	1.3
Total future annual minimum rental payments	26.9
Less: present value discount	(1.4)
Total lease liability as of March 31, 2021	$25.5
As of March 31, 2021, the Company's future operating lease obligations that have not yet commenced are immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” and the “Company,” as used in this report, refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries.
Sirius Merger
On February 26, 2021, we completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”) and changed our name from Third Point Reinsurance Ltd. to SiriusPoint Ltd. See “Recent Developments” below and Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Our results of operations and financial condition for the three months ended March 31, 2021 include Sirius Group for the period from February 26, 2021 through March 31, 2021. The following discussion and analysis of our results of operations for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as well as our liquidity and capital resources as of March 31, 2021, should be read in that context. In addition, the results of operations for the three months ended March 31, 2021 and financial condition as of March 31, 2021 may not be reflective of the ultimate ongoing business of the combined entities.
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this Quarterly Report on Form 10-Q.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•the costs expenses and difficulties of the integration of the operations of Sirius Group;
•the impact of the novel coronavirus (COVID-19) pandemic or other unpredictable catastrophic events;
•fluctuations in our results of operations;
•a downgrade or withdrawal of our financial ratings;
•inadequacy of loss and loss adjustment reserves;
•the effects of global climate change and/or periods characterized by excess underwriting capacity and unfavorable premium rates;
•reduced returns or losses in SiriusPoint’s investment portfolio;
•legal restrictions on certain of SiriusPoint’s insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to SiriusPoint;
•SiriusPoint’s significant deferred tax assets, which could become devalued if either SiriusPoint does not generate future taxable income or applicable corporate tax rates are reduced;

•the lack of availability of capital;
•future strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures;
•technology breaches;
•our concentrated exposure in Third Point Enhanced Fund (“TP Enhanced Fund”), whose investment strategy may bear substantial investment risks;
•    We do not control the TP Enhanced Fund or Third Point LLC, who invest and manage our capital accounts, and we have limited ability to withdraw our capital accounts;
•    Conflicts of interest among various members of Third Point Advisors LLC (“Third Point GP”), TP Enhanced Fund, Third Point LLC and SiriusPoint; and
•Other risks and uncertainties listed in this Quarterly Report on Form 10-Q and any subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
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
Overview
We are a holding company domiciled in Bermuda. Through our subsidiaries, we provide multi-line insurance and reinsurance on a worldwide basis. SiriusPoint plans to create a highly diversified portfolio with expanded underwriting capabilities, geographic footprint and product offerings. SiriusPoint expects to offer enhanced scale and a global platform, with access to admitted and non-admitted paper in Europe, the United States, Bermuda and Lloyd’s of London ("Lloyd's"). We believe that refocused underwriting strategies will position SiriusPoint to capitalize on market opportunities with a proven management team to focus on underwriting profitability. SiriusPoint plans to reposition its investment portfolio to better align with its underwriting strategy, while leveraging its strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Our key insurance and reinsurance subsidiaries include Third Point Reinsurance Company Ltd. (“Third Point Re BDA”), Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), Sirius Bermuda Insurance Company Ltd. ("Sirius Bermuda"), Sirius International Insurance Corporation ("Sirius International"), Sirius America Insurance Company ("Sirius America"), Sirius International Corporate Member Limited, a Lloyd's Corporate Member, and Sirius Global Solutions Holding Company ("Sirius Global Solutions"). In addition, Sirius International sponsors Lloyd's Syndicate 1945 ("Syndicate 1945") and Sirius International Corporate Member participates in the Lloyd's market, which in turn provides underwriting capacity to Syndicate 1945. In 2020, we established Sirius Specialty Insurance Corporation, a New Hampshire domiciled surplus lines underwriter to focus primarily on accident and health and environmental risks.
In addition to the key insurance and reinsurance subsidiaries, we own two managing general underwriting ("MGU") subsidiaries, International Medical Group, Inc. ("IMG") and ArmadaCorp Capital, LLC ("Armada"). IMG is a full service MGU that has been an award-winning provider of global health and travel insurance benefits and assistance service for over 25 years. IMG offers a full, innovative line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada, through ArmadaCare and ArmadaHealth, serves as a supplemental medical insurance MGU that markets and underwrites its signature UltimateHealth supplemental health product designed for C Suite executives, as well as PlenaHealth and ComplaMed, which are targeted towards broader segments of the workforce.
In September 2020, we announced an investment in Arcadian Risk Capital Ltd. (“Arcadian”). In addition to capitalizing Arcadian, we also provide insurance paper and meaningful net capacity. Arcadian has been established as a managing general agent (“MGA”) and incorporated in Bermuda where Arcadian will initially operate. Arcadian commenced operations on October 1, 2020 with a Bermuda-only platform, with a plan to expand to multiple offices over time where it will underwrite various lines of insurance business, via established broker networks.

Products and Services
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. Contracts are written on an excess of loss or quota share basis. In addition, we write contracts on both a prospective and a retroactive basis. Prospective reinsurance contracts cover losses incurred as a result of future insurable events. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves while the premiums received at the inception of the contract generate insurance float.
In addition to our reinsurance product offerings, we write primary insurance business, predominantly by several MGUs in the accident and health space. SiriusPoint employs a detailed selection process for these MGU partners and has narrowly defined underwriting standards in place that are closely monitored by the SiriusPoint staff. In addition to these A&H product offerings, we write primary Casualty insurance through Arcadian as well as through Pie Insurance Holdings, Inc. (“Pie Insurance”), a start-up specializing in a data driven approach to workers compensation insurance. We also have a minority investment and carrier relationship with Pie Insurance.
Reportable Segments
The acquisition of Sirius Group created a highly diversified portfolio with expanded underwriting capabilities, geographical footprint and product offerings. As a result, starting in 2021, we began classifying our business into four reportable segments - Accident & Health (“A&H”), Specialty, Property, and Runoff & Other. Where applicable, all prior periods presented have been revised to conform to this new presentation. Each segment is described below.
•A&H consists of our A&H insurance and reinsurance underwriting business along with our two MGUs, IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services;
•Specialty consists of our specialty insurance and reinsurance underwriting units, which includes Aviation & Space, Marine & Energy, Credit, Contingency, Casualty, Environmental and Mortgage;
•Property consists of our underwriting lines of business that offer Property Catastrophe Excess Reinsurance, Agriculture Reinsurance and Other Property;
•Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures, and our legacy reserve-based transactions. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events.
Investment Management
As a result of the acquisition of Sirius Group, we repositioned our investment portfolio to better align with our underwriting strategy, while leveraging our strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Under our new investment strategy, our fixed income investments, which comprise the vast majority of our portfolio, are outsourced to a diversified range of third-party asset managers. Third Point LLC continues to manage the majority of our alternative investment allocation, specialty asset classes as well as working with us on tailored asset-liability management strategies. We believe that this will be a strategic differentiator on our returns while also reducing volatility and creating a portfolio mix more in line with peer property/casualty reinsurers. Our investment objective is to maximize total return, including yield income and gains and losses, over the long-term, without assuming risk to a degree which could jeopardize the vitality of our insurance franchise.
We seek to operate our investment portfolio in a way that will allow us to demonstrate to internal and external constituents that we are able, and will remain able, to pay insurance claims during, and after, periods of extreme volatility whether such volatility arises from within its insurance business operations or investment portfolio. Such constituents include numerous regulatory regimes, rating agencies, shareholders and SiriusPoint's risk management framework.

We now have subsidiaries and branches located throughout the world and our global footprint requires us to transact in numerous currencies. Where practical, we aim to generally match material liabilities with assets and in many cases investable assets. From time to time, we may utilize third party tools such as currency forwards or swaps to mitigate unmatched exposure or may choose to leave such exposure unmatched.
Recent Developments
Acquisition of Sirius International Insurance Group, Ltd.
On February 26, 2021, the Company completed the acquisition of Sirius Group. We accounted for the acquisition of Sirius Group under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic Business Combinations. The total deal consideration was $1,077.2 million, which was comprised of stock, cash, and other contingent value components. The associated bargain purchase gain from the Sirius Group acquisition was $8.6 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the total deal consideration. The gain from bargain purchase is included in other revenues in the condensed consolidated statements of income (loss). The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
We believe that our operating subsidiaries, following the acquisition of Sirius Group, have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet expected claims payments and operational expenses, including but not limited to interest payments.
During the first quarter of 2021, the Company recorded $40.4 million of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $10.7 million of compensation-related expenses.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.

COVID-19 Pandemic
The COVID-19 pandemic has had and is expected to continue to have a significant effect on the (re)insurance industry. The industry has been impacted by a number of factors including: uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, continued low interest rates, equity market volatility and ongoing business and financial market impacts of COVID-19 associated economic downturn. The insurance industry and Sirius Group, prior to our acquisition of Sirius Group, have already sustained material losses resulting from COVID-19, with potentially more to come, which will reduce available capital and help sustain the upward pricing trend for (re)insurers that we were seeing across many lines of business before the impacts of COVID-19.
We continue to maintain a strong capital position despite the uncertainty associated with COVID-19. We will continue to prudently assess the investment opportunities presented to us, and believe that we are well positioned to continue to deploy our capital efficiently. The ultimate impact of COVID-19 on current business in force as well as risks and potential opportunities on future business remains highly uncertain.
For the three months ended March 31, 2021, we recorded $2.9 million of COVID-19 losses in the Specialty segment.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended March 31,
	2021	2020
	($ in millions, except for per share data and ratios)
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	26.4%	(55.5)%
Net underwriting income (1)	$8.7	$2.0
Combined ratio (1)	96.6%	98.6%
Basic book value per share (2) (4)	$15.19	$16.88
Tangible basic book value per share (2) (4)	$14.10	$16.88
Diluted book value per share (2) (3) (4)	$15.04	$16.71
Tangible diluted book value per share (2) (4)	$13.97	$16.71
(1)See Note 4 “Segment reporting” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a calculation of net underwriting income and combined ratio.
(2)Basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share are non-GAAP financial measures. See reconciliations in “Non-GAAP Financial Measures”.
(3)In the first quarter of 2021, we changed the method for calculating the dilutive effect of restricted shares, restricted share units and options to calculate the dilutive impact in a manner consistent with how dilution is calculated using the treasury stock method for earnings per share. See “Non-GAAP Financial Measures” for additional information.
(4)Prior year comparatives represent amounts as of December 31, 2020.
Annualized Return on Average Common Shareholders’ Equity Attributable to SiriusPoint Common Shareholders
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders is calculated by dividing annualized net income (loss) available to SiriusPoint common shareholders for the period by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the period.
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2021 and 2020 was calculated as follows:

	2021	2020
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$130.9	$(183.6)
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	$1,563.9	$1,414.1
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,407.5	1,231.7
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$1,985.7	$1,322.9
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	26.4%	(55.5)%
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase in net income in the current year period driven by improved investment results, partially offset by $40.4 million of costs associated with the Sirius Group acquisition. The average common shareholders’ equity attributable to SiriusPoint common shareholders for the quarter ended March 31, 2021 was impacted by the additional equity issued related to the Sirius Group acquisition.
Net Underwriting Income
We measure segment performance for our underwriting segments based on net underwriting income or loss. Net underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned as revenues, including service fee revenue from the Company’s managing general underwriting subsidiaries, and loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses as expenses. Other underwriting expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. See “Segment Results” and Note 4 “Segment reporting” to our unaudited condensed consolidated financial statements for additional details.
Combined Ratio
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and other underwriting expenses by net premiums earned. This ratio is a key indicator of a company’s underwriting profitability. See “Segment Results” and Note 4 “Segment reporting” to our unaudited condensed consolidated financial statements for additional details.
Basic and Tangible Basic Book Value Per Share
Basic book value per share and tangible basic book value per share are non-GAAP financial measures and there are no comparable GAAP measures. See “Non-GAAP Financial Measures” for an explanation and calculation. As of March 31, 2021, basic book value per share was $15.19, representing a decrease of $1.69 per share, or 10.0%, from $16.88 per share as of December 31, 2020. As of March 31, 2021, tangible basic book value per share was $14.10, representing a decrease of $2.78 per share, or 16.5%, from $16.88 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, partially offset by net income in the current year period.
Diluted and Tangible Diluted Book Value Per Share
Diluted book value per share and tangible diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. In the first quarter of 2021, we changed the method for calculating the dilutive effect of restricted shares, restricted share units and options to calculate the dilutive impact in a manner consistent with how dilution is calculated using the treasury stock method for earnings per share. See “Non-GAAP Financial Measures” for reconciliations.
As of March 31, 2021, diluted book value per share was $15.04, representing a decrease of $1.67 per share, or 10.0%, from $16.71 per share as of December 31, 2020. As of March 31, 2021, tangible diluted book value per share was $13.97, representing a decrease of $2.74 per share, or 16.4%, from $16.71 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, including the acquisition of intangible assets, partially offset by net income in the current year period.
Consolidated Results of Operations—Three months ended March 31, 2021 and 2020:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Net underwriting income	$8.7	$2.0	$6.7
Other revenues	8.6	—	8.6
Net investment income (loss)	186.5	(185.0)	371.5
Net corporate and other expenses	(68.3)	(6.4)	(61.9)
Intangible asset amortization	(0.8)	—	(0.8)
Interest expense	(4.9)	(2.0)	(2.9)
Foreign exchange gains	12.4	8.2	4.2
Income tax expense	(9.8)	(0.4)	(9.4)
Net income (loss)	$132.4	$(183.6)	$316.0
The key changes in our consolidated results for the three months ended March 31, 2021 compared to the prior year period are discussed below.
Net Underwriting Income
The increase in net underwriting income was primarily driven by higher net underwriting income in the A&H segment from the legacy Sirius Group companies from the date of acquisition. Refer to the “Segment Results” for further information on segment underwriting results.

Other Revenues
Other revenues consists of the bargain purchase gain of $8.6 million from the acquisition of Sirius Group. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the bargain purchase gain recognized as a result of the Sirius Group acquisition.
Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	Change
	($ in millions)
Investments in related party investment funds (1)	$1,208.8	$1,055.6	$153.2
Debt securities	2,940.3	101.3	2,839.0
Equity securities	5.9	—	5.9
Other long-term investments	473.1	4.0	469.1
Total investments	4,628.1	1,160.9	3,467.2
Cash and cash equivalents	932.4	526.0	406.4
Restricted cash and cash equivalents (2)	1,411.3	1,187.9	223.4
Total invested assets and cash	$6,971.8	$2,874.8	$4,097.0
(1)Consists of our investments in TP Enhanced Fund and TP Venture Fund.
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing the Company’s contractual obligations under certain (re)insurance contracts that the Company will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments was the acquisition of Sirius Group on February 26, 2021. In addition, the increase in total investments was driven by the performance of the TP Enhanced Fund and our strategic investment portfolio.
Investment Results
The following is a summary of the results from investments and cash for the three months ended March 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Net realized and unrealized investment gains	$31.5	$11.6	$19.9
Net investment income (loss) from investments in related party fund	153.2	(200.8)	354.0
Other net investment income	1.8	4.2	(2.4)
Net investment income (loss)	$186.5	$(185.0)	$371.5

The following is a summary of net investment income (loss) by investment classification, for the three months ended March 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Debt securities	$(7.8)	$19.7	$(27.5)
Equity securities	0.3	—	0.3
Other long-term investments	49.2	—	49.2
Net investment income (loss) from investments in related party investment funds	153.2	(200.8)	354.0
Net investment income (loss) before other investment expenses and investment loss on cash and cash equivalents	195.0	(181.1)	376.0
Other investment expenses	(1.0)	(0.2)	(0.8)
Net investment loss on cash and cash equivalents	(7.4)	(3.7)	(3.7)
Net investment income (loss)	$186.5	$(185.0)	$371.5
Investment Returns
The following is a summary of the net investment return for our total net investments on a U.S. Dollar basis for the three months ended March 31, 2021 and 2020:

	2021	2020
TP Enhanced Fund	14.6%	(23.3)%
Collateral and other investments managed by Third Point LLC	0.2%	0.9%
Fixed income investments acquired as part of Sirius acquisition (1)	(0.8)%	—%
Equity securities and other long-term investments acquired as part of Sirius acquisition (2)	8.3%	—%
(1)Fixed income investment returns in original currencies for investments acquired as part of the Sirius Group acquisition was (0.2)% for the three months ended March 31, 2021.
(2)Equity securities and other long-term investment returns in original currencies for investments acquired as part of the Sirius Group acquisition was 8.4% for the three months ended March 31, 2021.
Net investment income for the three months ended March 31, 2021 was primarily attributable to net investment income of $153.2 million from our investment in the TP Enhanced Fund, corresponding to a 14.6% return. The return was primarily attributable to long event/fundamental equities, in particular exposure to recently listed public equities and private companies that are preparing to list in public markets later in 2021. In addition, the Company recognized an unrealized gain of $35.4 million from our investment in Pie Insurance for the three months ended March 31, 2021, partially offset by unrealized losses in debt securities of $16.9 million.
The net investment loss for the three months ended March 31, 2020 was primarily attributable to financial market volatility from the COVID-19 pandemic.
Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a discussion of certain risks and factors that could adversely impact our investments results.
Net Corporate and Other Expenses
Net corporate and other expenses include costs necessary to support our worldwide insurance and reinsurance operations, and costs associated with operating as a publicly-traded company. In addition, for the three months ended March 31, 2021, net corporate and other expenses included costs related to the acquisition of Sirius Group and any expected credit losses from the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The increase in net corporate and other expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the items mentioned above.
For the three months ended March 31, 2021, the Company recorded $40.4 million of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $10.7 million of compensation-related expenses.

For the three months ended March 31, 2021 and 2020, the Company recorded current expected credit losses of $17.4 million and $0.2 million, respectively. The increase in current expected credit losses, was primarily a result of the acquisition of Sirius Group. The Company recorded an expense to re-establish the acquired company’s current expected credit losses provision. See Note 11 “Allowance for expected credit losses” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the credit loss methodology.
Amortization of Intangible Assets
The amortization of intangible assets for the three months ended March 31, 2021 was due to intangible assets recognized as a result of the Sirius Group acquisition.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the intangible assets recognized as a result of the Sirius Group acquisition.
Interest Expense
In February 2015, Third Point Re (USA) Holdings, Inc. (“TPRUSA”) issued $115.0 million of senior notes bearing 7.0% interest. In November 2016, Sirius Group issued $400.0 million of senior notes bearing 4.6% interest and in September 2017, Sirius Group issued SEK 2,750.0 million floating rate callable subordinated notes. As a result, our consolidated results of operations include interest expense related to the senior and subordinated notes.
The increase in interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to $1.7 million and $1.2 million of interest expense from the senior notes and the SEK subordinated notes, respectively, from the legacy Sirius Group companies from the date of acquisition.
Foreign Currency Translation
Except for several subsidiaries of IMG and the Canadian reinsurance operations of Sirius America, the U.S. dollar is the functional currency for SiriusPoint’s business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the weighted average exchange rate for the period. The remeasurement process results in foreign exchange gains (losses) in the consolidated results of operations.
The foreign exchange gains for the three months ended March 31, 2021 were primarily due to $14.5 million of foreign exchange gains from Sirius Group’s international operations and the foreign currency effects of the SEK subordinated notes from the date of acquisition.
The foreign exchange gains for the three months ended March 31, 2020 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which strengthened as compared to the pound in the prior period.
Income Tax Expense
The increase in income tax expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily the result of an increase in income in taxable jurisdictions. Subsequent to the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States.
Segment Results — Three months ended March 31, 2021 and 2020
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. Effective for the quarter ended March 31, 2021, our business comprises four operating segments, Accident & Health (“A&H”), Specialty, Property, and Runoff & Other.

In addition, effective January 1, 2021, the Company changed its accounting policy for assumed written premium recognition. Previously, the Company estimated ultimate premium written for the entire contract period and recorded this estimate at inception of the contract. The Company changed its accounting policy to recognize premiums written ratably over the term of the related policy or reinsurance treaty. The change in accounting policy had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint common shareholders. See Note 2 “Significant accounting policies” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.

The following table sets forth net underwriting results and ratios for the segment results for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$134.8	$167.7	$62.1	$2.0	$366.6
Net premiums written (1)	103.6	144.5	60.3	1.9	310.3
Net premiums earned (1)	35.0	139.0	80.2	1.8	256.0
Loss and loss adjustment expenses incurred, net (2)	14.0	87.1	45.4	1.6	148.1
Acquisition costs, net	5.1	42.3	21.2	0.4	69.0
Other underwriting expenses (2)	10.6	9.9	8.2	1.5	30.2
Net underwriting income (loss)	$5.3	$(0.3)	$5.4	$(1.7)	$8.7

Underwriting ratios (3):
Loss ratio	40.0%	62.7%	56.6%	NM	57.8%
Acquisition cost ratio	14.6%	30.4%	26.5%	NM	27.0%
Other underwriting expense ratio	30.3%	7.1%	10.2%	NM	11.8%
Combined ratio (4)	84.9%	100.2%	93.3%	NM	96.6%

	Three months ended March 31, 2020
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$1.3	$79.4	$45.0	$—	$125.7
Net premiums written (1)	1.3	76.9	45.0	—	123.2
Net premiums earned (1)	1.2	99.4	45.1	0.6	146.3
Loss and loss adjustment expenses incurred, net (2)	1.0	67.4	18.1	1.3	87.8
Acquisition costs, net	0.2	33.5	16.0	(0.4)	49.3
Other underwriting expenses (2)	—	4.5	1.5	1.2	7.2
Net underwriting income (loss)	$—	$(6.0)	$9.5	$(1.5)	$2.0

Underwriting ratios (3):
Loss ratio	83.3%	67.8%	40.1%	NM	60.0%
Acquisition cost ratio	16.7%	33.7%	35.5%	NM	33.7%
Other underwriting expense ratio	—%	4.5%	3.3%	NM	4.9%
Combined ratio (4)	100.0%	106.0%	78.9%	NM	98.6%
(1)Includes service fee revenue from the Company’s MGUs of $10.8 million for the three months ended March 31, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $1.0 million and $7.3 million, respectively, for the three months ended March 31, 2021 (2020 - $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(4)Ratios considered not meaningful ("NM") to Runoff & Other.
(5)The Company modified the presentation of its operating segments in the three months ended March 31, 2021 to better align with the manner in which management monitors the performance of its operations. This change was primarily due to the Company’s acquisition of Sirius Group (See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Prior period segment results have been adjusted to conform to the current period presentation.

Gross premiums written increased by $240.9 million, or 191.6%, to $366.6 million for the three months ended March 31, 2021 from $125.7 million for the three months ended March 31, 2020, primarily driven by an increase in gross premiums written of $220.0 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Net premiums written increased by $187.1 million, or 151.9%, to $310.3 million for the three months ended March 31, 2021 from $123.2 million for the three months ended March 31, 2020, primarily driven by an increase in net premiums written of $169.5 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Net premiums earned increased by $109.7 million, or 75.0%, to $256.0 million for the three months ended March 31, 2021 from $146.3 million for the three months ended March 31, 2020, primarily driven by an increase in net premiums earned of $115.9 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
We generated net underwriting income of $8.7 million and a combined ratio of 96.6% for the three months ended March 31, 2021, compared to net underwriting income of $2.0 million and a combined ratio of 98.6% for the three months ended March 31, 2020. The improvement in net underwriting income was primarily driven by net underwriting income of $8.1 million from the legacy Sirius Group companies from the date of acquisition.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended March 31, 2021 were $5.7 million, or 2.2 percentage points on the combined ratio, from winter storm Uri compared to no catastrophe losses recorded for the three months ended March 31, 2020. Sirius Group’s Uri losses fell into the pre-acquisition period which, when included Q1 results total catastrophe losses, were $39.5 million.
A&H
A&H, which consists of A&H insurance and reinsurance underwriting unit along with our two MGUs, IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services. The following table sets forth net underwriting results and ratios, and the period over period changes for the A&H segment for the three months ended March 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Gross premiums written (1)	$134.8	$1.3	$133.5
Net premiums written (1)	103.6	1.3	102.3
Net premiums earned (1)	35.0	1.2	33.8
Loss and loss adjustment expenses incurred, net (2)	14.0	1.0	13.0
Acquisition costs, net	5.1	0.2	4.9
Other underwriting expenses (2)	10.6	—	10.6
Net underwriting income	$5.3	$—	$5.3

Underwriting ratios (2):
Loss ratio	40.0%	83.3%	(43.3)%
Acquisition cost ratio	14.6%	16.7%	(2.1)%
Other underwriting expense ratio	30.3%	—%	30.3%
Combined ratio	84.9%	100.0%	(15.1)%
(1)Includes service fee revenue from the Company’s MGUs of $10.8 million and $nil in the three months ended March 31, 2021 and 2020, respectively.
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $1.0 million and $7.3 million, respectively, for the three months ended March 31, 2021 (2020 - $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Gross premiums written in the A&H segment increased by $133.5 million for three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by an increase in premiums of $135.0 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.

The A&H segment generated net underwriting income of $5.3 million and a combined ratio of 84.9% for the three months ended March 31, 2021, compared to a minimal net underwriting loss for the three months ended March 31, 2020. The change in net underwriting results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by net underwriting income from the legacy Sirius Group companies from the date of acquisition.
Specialty
Specialty consists of our specialty insurance and reinsurance product offerings, which includes Aviation & Space, Marine & Energy, Credit, Contingency, Casualty, Environmental and Mortgage.
These lines of business represent unique risks where the more difficult and unusual risks are underwritten, and much of the market is characterized by a high degree of specialization. The following table sets forth net underwriting results and ratios, and the period over period changes for the Specialty segment for the three months ended March 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Gross premiums written	$167.7	$79.4	$88.3
Net premiums written	144.5	76.9	67.6
Net premiums earned	139.0	99.4	39.6
Loss and loss adjustment expenses incurred, net	87.1	67.4	19.7
Acquisition costs, net	42.3	33.5	8.8
Other underwriting expenses	9.9	4.5	5.4
Net underwriting loss	$(0.3)	$(6.0)	$5.7

Underwriting ratios (1):
Loss ratio	62.7%	67.8%	(5.1)%
Acquisition cost ratio	30.4%	33.7%	(3.3)%
Other underwriting expense ratio	7.1%	4.5%	2.6%
Combined ratio	100.2%	106.0%	(5.8)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Gross premiums written in the Specialty segment increased by $88.3 million, or 111.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by an increase in premiums of $49.5 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition, and due to new casualty premium written of $28.7 million in the period from our Bermuda incorporated MGU, Arcadian Risk, in which we invest capital and expertise.
The Specialty segment generated a net underwriting loss of $0.3 million and a combined ratio of 100.2% for the three months ended March 31, 2021, compared to a net underwriting loss of $6.0 million and a combined ratio of 106.0% for the three months ended March 31, 2020. The change in underwriting results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by lower COVID-19 losses and a net underwriting loss of $0.7 million as result of the legacy Sirius Group companies from the date of acquisition. COVID-19 losses, net of reinsurance and reinstatement premiums, for the three months ended March 31, 2021 were $2.9 million compared to $9.5 million for the three months ended March 31, 2020. There were no COVID-19 losses recorded from the legacy Sirius Group companies from the date of acquisition.

Property
Property consists of our underwriting lines of business which offer Property Catastrophe Excess Reinsurance, Agriculture Reinsurance and Other Property insurance and reinsurance on a worldwide basis. The following table sets forth net underwriting results and ratios, and the period over period changes for the Property segment for the three months ended March 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Gross premiums written	$62.1	$45.0	$17.1
Net premiums written	60.3	45.0	15.3
Net premiums earned	80.2	45.1	35.1
Loss and loss adjustment expenses incurred, net	45.4	18.1	27.3
Acquisition costs, net	21.2	16.0	5.2
Other underwriting expenses	8.2	1.5	6.7
Net underwriting income	$5.4	$9.5	$(4.1)

Underwriting ratios (1):
Loss ratio	56.6%	40.1%	16.5%
Acquisition cost ratio	26.5%	35.5%	(9.0)%
Other underwriting expense ratio	10.2%	3.3%	6.9%
Combined ratio	93.3%	78.9%	14.4%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Gross premiums written in the Property segment increased by $17.1 million, or 38.0%, for three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by an increase in premiums of $33.5 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition. Excluding the premiums from the Sirius Group legacy companies, the decrease in gross premiums written was due to a reduction in Property Catastrophe Excess Reinsurance premiums to reduce catastrophic risk exposures in anticipation of the Sirius Group acquisition.
The Property segment generated net underwriting income of $5.4 million and a combined ratio of 93.3% for the three months ended March 31, 2021, compared to net underwriting income of $9.5 million and a combined ratio of 78.9% for the three months ended March 31, 2020. The change in underwriting results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by higher catastrophe losses, partially offset by net underwriting income of $3.9 million as a result of the legacy Sirius Group companies from the date of acquisition. Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended March 31, 2021 were $5.7 million, from winter storm Uri, compared to no catastrophe losses recorded for the three months ended March 31, 2020.
Runoff & Other
Runoff & Other consists of the results of Sirius Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures, and our legacy reserve-based transactions. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events. The following table sets forth net underwriting results, and the period over period changes for the Runoff & Other segment for the three months ended March 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Gross premiums written	$2.0	$—	$2.0
Net premiums written	1.9	—	1.9
Net premiums earned	1.8	0.6	1.2
Loss and loss adjustment expenses incurred, net	1.6	1.3	0.3
Acquisition costs, net	0.4	(0.4)	0.8
Other underwriting expenses	1.5	1.2	0.3
Net underwriting loss	$(1.7)	$(1.5)	$(0.2)
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Gross premiums written in the Runoff & Other segment increased by $2.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by an increase in premiums of $2.0 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
The Runoff & Other segment generated a net underwriting loss of $1.7 million for the three months ended March 31, 2021, compared to a net underwriting loss of $1.5 million for the three months ended March 31, 2020. Included in the net underwriting loss is a net underwriting loss of $0.3 million from the legacy Sirius Group companies from the date of acquisition.
Non-GAAP Financial Measures
We have included certain financial measures that are not calculated under standards or rules that comprise U.S. GAAP. Such measures, including basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of non-GAAP measures to the most comparable U.S. GAAP measures are included below.
Basic Book Value Per Share, Tangible Basic Book Value Per Share, Diluted Book Value Per Share, Tangible Diluted Book Value Per Share
In the first quarter of 2021, we changed the method for calculating the dilutive effect of restricted shares, restricted share units and options to calculate the dilutive impact in a manner consistent with how dilution is calculated using the treasury stock method for earnings per share. This change had no impact on previously presented basic book value per share. The following table shows the revised diluted book value per share compared to the diluted book value per share as previously presented:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Diluted book value per share	$16.71	$15.37	$14.62	$13.30	$15.19
Diluted book value per share, as previously presented	16.42	15.06	14.37	13.05	15.04
Difference	$0.29	$0.31	$0.25	$0.25	$0.15
Basic book value per share, as presented, is a non-GAAP financial measure and is calculated by dividing common shareholders’ equity attributable to SiriusPoint common shareholders by the number of common shares outstanding, excluding the total number of issued unvested restricted shares, at period end.

Tangible basic book value per share, as presented, is a non-GAAP financial measure and is calculated by dividing tangible common shareholders’ equity attributable to SiriusPoint common shareholders by the number of common shares outstanding, excluding the total number of unvested restricted shares, at period end. Tangible book value per share is useful to investors because it measures the realizable value of shareholder returns, excluding the impact of intangible assets.
Diluted book value per share and tangible diluted book value per share, as presented, are non-GAAP financial measures and are calculated using the treasury stock method. Under the treasury stock method, we assume that proceeds received from in-the-money options and/or warrants exercised are used to repurchase common shares in the market. The dilutive effect of restricted shares, restricted share units and options are calculated in a manner consistent with how dilution is calculated using the treasury stock method for earnings per share. We have also followed a similar approach for calculating dilution for warrants, Series A preference shares, Upside Rights and other potentially dilutive securities issued as part of our acquisition of Sirius Group.
The following table sets forth the computation of basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Basic and diluted book value per share numerator:	($ in millions, except share and per share amounts)
Shareholders' equity attributable to SiriusPoint shareholders	$2,607.5	$1,563.9
Less: Series B preference shares	(200.0)	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - basic	2,407.5	1,563.9
Plus: carrying value of series A preference share issued in merger	40.8	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - diluted	2,448.3	1,563.9
Less: intangible assets	(174.2)	—
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - basic	2,233.3	1,563.9
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - diluted	$2,274.1	$1,563.9
Basic and diluted book value per share denominator:
Common shares outstanding	161,891,354	95,582,733
Unvested restricted shares	(3,450,338)	(2,933,993)
Basic book value per share denominator	158,441,016	92,648,740
Effect of dilutive Series A preference shares issued in merger	1,888,145	—
Effect of dilutive warrants	58,421	—
Effect of dilutive stock options, restricted shares and restricted share units issued to directors and employees (1)	2,426,816	969,386
Diluted book value per share denominator	162,814,398	93,618,126

Basic book value per share	$15.19	$16.88
Tangible basic book value per share	$14.10	$16.88
Diluted book value per share	$15.04	$16.71
Tangible diluted book value per share	$13.97	$16.71
(1)As of March 31, 2021, the effect of dilutive restricted shares issued to directors and employees was comprised of 2,154,574 restricted shares with a service condition only and 863,832 restricted shares with a service and performance condition that were considered probable of vesting.
Liquidity and Capital Resources
Impact of Sirius Acquisition on Liquidity and Capital Resources
On February 26, 2021, we completed the acquisition of Sirius Group. We believe that our operating subsidiaries, following the acquisition of Sirius Group, have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet expected claims payments and operational expenses, including but not limited to interest payments, for the next twelve months from cash flows generated from operating activities and investment income. We may incur additional indebtedness in the future if we determine that it would be an efficient part of our capital structure.

Liquidity Requirements
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. SiriusPoint’s insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. SiriusPoint manages its liquidity needs primarily through the maintenance of a short duration and high quality fixed income portfolio.
SiriusPoint is a holding company and has no substantial operations of its own. Its cash needs primarily consist of the payment of corporate expenses. Its assets consist primarily of its investments in subsidiaries. SiriusPoint’s ability to pay expenses or dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from those subsidiaries. Cash at the subsidiaries is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, operating expenses and to purchase investments.
To date, the COVID-19 pandemic has not materially impacted our ability to meet liquidity, regulatory capital requirements or other contractual commitments.
Dividend Capacity
We are subject to regulatory and other constraints that affect our ability to pay dividends. For the three months ended March 31, 2021, SiriusPoint did not pay any dividends to its common shareholders.
As of December 31, 2020, Third Point Re BDA and Third Point Re USA could pay dividends to SiriusPoint of approximately $316.7 million and $47.4 million, respectively. Third Point Re USA is subject to a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. For a further discussion of the various restrictions on Third Point Re BDA and Third Point RE USA’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2020 Form 10-K. During the three months ended March 31, 2021, Third Point Re BDA did not pay any dividends to its immediate parent whereas Third Point Re USA paid a $4.0 million dividend to its immediate parent.
As of December 31, 2020, Sirius Bermuda could pay dividends of approximately $464.0 million to its immediate parent company, Sirius International Group, Ltd. Sirius Bermuda indirectly owns Sirius International, Sirius America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. During the three months ended March 31, 2021, Sirius Bermuda did not pay dividends to its immediate parent.
Sirius International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (the "SFSA"). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. Sirius International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2020, Sirius International had $386.9 million (based on the December 31, 2020 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2021. The amount of dividends available to be paid by Sirius International in any given year is also subject to cash flow and earnings generated by Sirius International's business, the maintenance of adequate solvency capital ratios for Sirius International and the consolidated Sirius International UK Holdings Ltd. group, as well as to dividends received from its subsidiaries. Earnings generated by Sirius International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During the three months ended March 31, 2021, Sirius International did not pay dividends to its immediate parent.

Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, as of December 31, 2020, Sirius America had $559.6 million of statutory surplus and $92.6 million of earned surplus, and could pay approximately $38.7 million to its parent company without prior regulatory approval. During the three months ended March 31, 2021, Sirius America did not pay dividends to its immediate parent.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, and Standard & Poor’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint.
Other Liquidity Requirements
SiriusPoint fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the fully and unconditional guarantees.
For additional commitments and contingencies that may affect our liquidity requirements see Note 22 “Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Safety Reserve
Subject to certain limitations under Swedish law, Sirius International is permitted to transfer pre-tax income amounts into a reserve referred to as a "Safety Reserve." Under local statutory requirements, an amount equal to the deferred tax liability on Sirius International's Safety Reserve is included in Solvency Capital. Access to the Safety Reserve is restricted to cover insurance and reinsurance losses and to cover a breach of the Solvency Capital Requirement. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the balance of the Safety Reserve, without any provision for deferred taxes, in Sirius International's regulatory capital when assessing Sirius International and Sirius Group's financial strength.
As of March 31, 2021, Sirius International's Safety Reserve amounted to SEK 9.7 billion, or $1.1 billion (based on the March 31, 2021 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($228.9 million based on the March 31, 2021 SEK to USD exchange rate) is only required to be paid by Sirius International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 20.6%. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 20.6%, the additional tax expense is SEK 2.5 million, or $0.3 million for the three months ended March 31, 2021 (based on the March 31, 2021 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this provision and Sirius International's Safety Reserve balance as of January 1, 2021, Sirius International has recorded a current tax liability of SEK 30.0 million, or $3.6 million (based on the March 31, 2021 SEK to USD exchange rate) and an additional deferred tax liability as of March 31, 2021 in the amount of SEK 89.9 million, or $10.3 million (based on the March 31, 2021 SEK to USD exchange rate) for a total deferred tax liability of $239.2 million.
Sources of Liquidity
Our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.

We believe the liquidity profile of the net investments underlying the TP Enhanced Fund, the Company’s rights under the Third Amended and Restated Exempted Limited Partnership Agreement among SiriusPoint, Third Point Re BDA and Third Point Re USA effective February 26, 2021 (the “2020 LPA”) to withdraw from the TP Enhanced Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations. TP Enhanced Fund’s investment portfolio is concentrated in tradable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the 2019 LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. Under the 2020 LPA, the Company has the right to withdraw funds monthly from TP Enhanced Fund to meet capital adequacy requirements and to satisfy financing obligations. The Company may also withdraw its investment upon the occurrence of certain events specified in the 2020 LPA, including, to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA, and may withdraw its investment in full on the first quarter end date after the 5-year anniversary of the closing date of the acquisition of Sirius Group (i.e. March 31, 2026) and each successive two-year anniversary of such date. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to the TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2021, there were no outstanding borrowings under the Facility. In addition, as of March 31, 2021, SiriusPoint was in compliance with all of the covenants under the Facility.
Financing
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
Our debt and equity instruments as of March 31, 2021 and December 31, 2020 are summarized below.
2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group issued floating rate callable subordinated notes denominated in SEK in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22, and December 22 in each year commencing on December 22, 2017, until maturity in September 2047.
As of March 31, 2021, the carrying value of the 2017 SEK Subordinated Notes was $307.9 million and reflected as debt in the in the condensed consolidated balance sheets.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, see Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

2016 SIG Senior Notes
On November 1, 2016, Sirius Group issued $400.0 million face value of senior unsecured notes ("2016 SIG Senior Notes") at an issue price of 99.209% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 SIG Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1, and November 1, in each year commencing on May 1, 2017, until maturity in November 2026.
As of March 31, 2021, the carrying value of the 2016 SIG Senior Notes was $406.8 million and reflected as debt in the in the condensed consolidated balance sheets.
For further details and discussion with respect to the 2016 SIG Senior Notes, see Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2015 TPRUSA Senior Notes
On February 13, 2015, TPRUSA issued $115.0 million of senior unsecured notes (the “2015 TPRUSA Senior Notes”) due February 13, 2025. The 2015 TPRUSA Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint and, in certain circumstances specified in the indenture governing the 2015 TPRUSA Senior Notes, certain existing or future subsidiaries of the Company may be required to guarantee the 2015 TPRUSA Senior Notes.
As of March 31, 2021 and December 31, 2020, the carrying value of the 2015 TPRUSA Senior Notes was $114.3 million and reflected as debt in the in the condensed consolidated balance sheets.
For further details and discussion with respect to the 2015 TPRUSA Senior Notes, see Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares as consideration with respect to the Sirius Group acquisition. The Company issued 11,720,987 of designated Series A preference shares, with a par value of $0.10 per share. The Series A preference shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Each Series A preference share has voting power equal to the number of Company shares into which it is convertible, and the Series A preference shares and Company shares vote together as a single class with respect to any and all matters.
As of March 31, 2021, the carrying value of the Series A preference shares was $40.8 million and is reflected in liability-classified capital instruments in the condensed consolidated balance sheets. During the three months ended March 31, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
For further details and discussion with respect to the Series A preference shares, see Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Series B Preference Shares
On February 26, 2021, the previous Sirius Group preference shareholders exchanged their existing Series B preference shares of Sirius Group in return for 8,000,000 new Series B preference shares, par value $0.10, of the Company. Dividends on the Series B preference shares will be cumulative and payable quarterly in arrears at an initial rate of 8.0%. The preference shareholders will have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares will have the right to elect two directors.
As of March 31, 2021, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholder’s equity attributable to SiriusPoint shareholders in the condensed consolidated balance sheets. During the three months ended March 31, 2021, the Company did not declare or pay dividends to Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 16 “Shareholders' equity” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Debt Covenants
As of March 31, 2021, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, and the 2015 TPRUSA Senior Notes.
Letter of Credit Facilities
As of March 31, 2021, $1,385.6 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letters of credit facilities as of March 31, 2021.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of March 31, 2021, total cash and cash equivalents and debt securities with a fair value of $1,215.4 million were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less. We invest a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments. In addition, restricted investments also pertain to limited partnership interests in TP Enhanced Fund securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled.
Restricted cash and cash equivalents and restricted investments increased by $1,221.5 million, or 95.9%, to $2,495.8 million as of March 31, 2021 from $1,274.3 million as of December 31, 2020. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral as a result of the acquisition of Sirius Group.
For additional information on restricted cash, cash equivalents and investments, see Note 5 “Cash, cash equivalents, restricted cash and restricted investments” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flows
Our cash flows from operations generally represent the difference between: (1) premiums collected and investment income and (2) loss and loss expenses paid, reinsurance purchased, underwriting and other expenses paid. Cash flows from operations may differ substantially from net income (loss) and may be volatile from period to period depending on the underwriting opportunities available to us and other factors. Due to the nature of our underwriting portfolio, claim payments can be unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected. In addition, as discussed above, SiriusPoint has access to the $300.0 million Facility that provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements.

Operating, investing and financing cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	($ in millions)
Net cash used in operating activities	$(48.8)	$(3.2)
Net cash provided by (used in) investing activities	624.0	(226.8)
Net cash provided by (used in) financing activities	54.6	(3.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	629.8	(233.1)
Cash, cash equivalents and restricted cash at beginning of period	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of period	$2,343.7	$1,420.9
Operating Activities
The decrease in cash flows from operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to transaction related payments for professional and advisory fees relating to the Sirius Group acquisition.
Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration. Cash flows used in investing activities for the three months ended March 31, 2020 primarily relates to purchase of fixed income investments.
Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group. Cash flows used in financing activities for the three months ended March 31, 2020 primarily consisted of $2.8 million from payments on deposit liability contracts.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Financial Condition
As of March 31, 2021, total shareholders’ equity was $2,609.3 million, compared to $1,565.3 million as of December 31, 2020. The increase was primarily due to the acquisition of Sirius Group. See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Contractual Obligations
During the three months ended March 31, 2021, other than as disclosed in Note 9 "Loss and loss adjustment expense reserves" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to an increase in our reserve for loss and loss adjustment expense reserves, Note 13 "Debt and letter of credit facilities" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to our long term debt obligations and Note 22 "Commitments and Contingencies" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to lease agreements, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our 2020 Form 10-K.
Supplemental Guarantor Financial Information
In March 2020, the SEC issued Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Release 33-10762”). SEC Release No 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of SEC Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the quarter ended March 31, 2021.
On February 13, 2015, TPRUSA (“Subsidiary Issuer”) issued the 2015 TPRUSA Senior Notes in the aggregate principal amount of $115.0 million. The 2015 TPRUSA Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint (“Parent Guarantor”), and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes. see “Note 13. Debt and letter of credit facilities” included elsewhere in this Quarterly Report on Form 10-Q for additional information.
The following tables present supplemental summarized financial information for SiriusPoint and TPRUSA (the “Obligor Group”):

	SiriusPoint (1)		TPRUSA
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	($ in millions)
Assets
Total investments in securities	$16.1	$4.0	$—	$—
Cash and cash equivalents	7.6	0.2	0.2	0.2
Deferred tax asset	—	—	8.9	8.5
Amounts due from affiliates	19.8	96.6	—	—
Other assets	4.5	4.9	—	—
Total assets	$48.0	$105.7	$9.1	$8.7
Liabilities
Accounts payable, accrued expenses and other liabilities	$12.0	$1.7	$1.0	$3.0
Deferred tax liability	7.9	—	—	—
Amounts due to affiliates	2.6	—	—	—
Liability-classified capital instruments	135.0	—	—	—
Debt	—	—	114.3	114.3
Total liabilities	157.5	1.7	115.3	117.3
Total shareholders’ equity (2)	(109.5)	104.0	(106.2)	(108.6)
Total liabilities and shareholders’ equity	$48.0	$105.7	$9.1	$8.7
(1)Excludes investment in Subsidiary Issuer (presented separately).
(2)Total shareholders' equity of Parent Guarantor excludes $2,717.0 million and $1,459.9 million of investment in subsidiaries, including Subsidiary Issuer, at March 31, 2021 and December 31, 2020, respectively. Total shareholders' equity of Subsidiary Issuer excludes $301.7 million and $297.4 million of investment in subsidiaries at March 31, 2021 and December 31, 2020, respectively.

	SiriusPoint (1)		TPRUSA
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
	($ in millions)
Revenues
Other revenues	$8.6	$—	$—	$—
Total revenues	8.6	—	—	—
Expenses
Net corporate and other expenses	39.5	2.3	—	—
Interest expense	—	—	2.0	2.0
Total expenses	39.5	2.3	2.0	2.0
Loss before income tax (expense) benefit	(30.9)	(2.3)	(2.0)	(2.0)
Income tax (expense) benefit	(7.9)	—	0.4	0.4
Net loss	(38.8)	(2.3)	(1.6)	(1.6)
Dividends on Series B preference shares	(1.5)	—	—	—
Net loss attributable to Obligor group (2)	$(40.3)	$(2.3)	$(1.6)	$(1.6)
(1)Excludes investment in Subsidiary Issuer (presented separately).
(2)Net income of Parent Guarantor excludes equity in earnings (losses) from investment in subsidiaries, including Subsidiary Issuer, of $171.2 million and $(181.3) million for the three months ended March 31, 2021 and 2020, respectively. Net income of Subsidiary Issuer excludes equity in earnings from investment in subsidiaries of $8.3 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.
Off-Balance Sheet Commitments and Arrangements
We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies”, included in our 2020 Form 10-K. Effective January 1, 2021, the Company changed its accounting policy for premium revenue recognition. Previously, the Company estimated ultimate premiums for the entire contract period and recorded this estimate at inception of the contract. For contracts where the full premium written was not estimable at inception, the Company recorded premium written for the portion of the contract period for which the amount was estimable. Refer to Note 2 “Significant accounting policies” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2020, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves and (3) fair value measurements related to our investments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Form 10-K.
Due to the acquisition of Sirius Group on February 26, 2021, there are two additional items that require significant judgements and estimations by management which are: (1) intangible assets and (2) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Intangible Assets
As part of the acquisition of Sirius Group, SiriusPoint recognized identifiable intangible assets. As of March 31, 2021, these identifiable intangible assets had a carrying value of $174.2 million and consisted of the following, and are included in intangible assets on the Company’s condensed consolidated balance sheet:
•Distribution relationships - refers to the relationships Sirius Group has established with external independent distributors and brokers to facilitate the distribution of its products in the marketplace. As a result of owning the distribution relationships, management will not have to duplicate historical marketing, training, and start-up expenses to redevelop comparable relationships to support business operations;
•MGA relationships - refers to relationships with managing general agents on the direct insurance business. Through the MGA relationships, Sirius Group generates a predictable and recurring stream of service fee revenue;
•Lloyd’s Capacity - Syndicate 1945 - relates to relationships associated with the right to distribute and market policies underwritten through Lloyd’s Syndicate 1945;
•Insurance licenses - Sirius Group, like other insurance providers, is required to maintain licenses to produce and service insurance contracts. Insurance licenses are estimated to have an indefinite life and are therefore not amortized, but will be subject to periodic impairment testing;
•Trade name - represents the value of the Sirius Group brand acquired; and
•Internally developed and used computer software - represents the value of internally developed and used computer software to be utilized by the Company.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the critical accounting estimates for the identifiable intangible assets acquired as part of the Sirius Group transaction.
Income Taxes
Prior to the acquisition of Sirius Group on February 26, 2021, the Company had one operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. Subsequent to the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Spain, Sweden, Switzerland, the United Kingdom, and the United States.
See Note 15 “Income taxes” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the critical accounting estimates for income taxes.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our condensed consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates, credit spreads, equity markets prices, and other relevant market rates and prices. Due to our sizable investment portfolio, market risk can have a significant effect on our consolidated financial position.
We believe we are principally exposed to the following types of market risk:
▪interest rate risk;
▪equity securities and other investments price risk; and
▪foreign currency exchange risk.
Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed income investments, whose fair values will fluctuate with changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed income investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument, and other market factors.

We generally manage the interest rate risk associated with our portfolio of fixed income investments by monitoring the average of investment-grade corporate securities; U.S. government and agency securities; foreign government, agency and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of March 31, 2021:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$2,940.3	300 bp decrease	$3,067.0	$126.7
		200 bp decrease	3,020.5	80.2
		100 bp decrease	2,974.1	33.8
		50 bp decrease	2,950.8	10.5
		50 bp increase	2,917.5	(22.8)
		100 bp increase	2,894.4	(45.9)
		200 bp increase	2,848.0	(92.3)
		300 bp increase	$2,801.7	$(138.6)
The magnitude of the fair value decrease in rising rates scenarios may be more significant than the fair value increase in comparable falling rates scenarios. This can occur because (i) the analysis floors interest rates at a de minimis level in falling rate scenarios, muting price increases, (ii) portions of the fixed income investment portfolio may be callable, muting price increases in falling interest rate scenarios and/or (iii) portions of the fixed income investment portfolio may experience cash flow extension in higher interest rate environments, which generally results in lower fixed income asset prices.
Equity Securities and Other Investments Price Risk
Equity Securities and Other Long-term Investments Price Risk
The carrying values of our equity securities and other long-term investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of our equity securities and other long-term investments as of March 31, 2021, the carrying value of our equity securities and other long-term investments would have increased or decreased by approximately $47.9 million and $143.7 million, pre-tax, respectively.
Investment in related party investment funds
The carrying values of our investments in related party investment funds, including TP Enhanced Fund and TP Venture Fund, are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on the our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of March 31, 2021, the carrying value of these investments would have increased or decreased by approximately $120.9 million and $362.6 million, pre-tax, respectively.
Foreign Currency Exchange Risk
In the ordinary course of business, we hold non-U.S. dollar denominated assets and liabilities, which are valued using period-end exchange rates. Non-U.S. dollar denominated foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange-rate risk is the risk that we will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of March 31, 2021:

	10% increase	10% decrease
	($ in millions)
British Pound to U.S. dollar	$3.7	$(3.7)
Japanese Yen to U.S. dollar	0.2	(0.2)
Euro to U.S. dollar	(0.4)	0.4
Swedish Krona to U.S. dollar	(1.9)	1.9
Canadian Dollar to U.S. dollar	(2.9)	2.9
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
The acquisition of Sirius resulted in material changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 26, 2021, the Company completed the acquisition of Sirius Group, whose assets and liabilities on a pro forma basis as of December 31, 2020 constituted approximately 68% of the Company’s total assets and approximately 68% of the Company’s total liabilities and 65% of the Company’s total revenues. We currently exclude, and are in the process of working to incorporate, Sirius Group in our evaluation of internal control over financial reporting and related disclosure controls and procedures.

PART II - Other Information
ITEM 1. Legal Proceedings
We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration from time to time in the ordinary course of business. The estimate of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE.
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
ITEM 1A. Risk Factors
On February 26, 2021, we completed the acquisition of Sirius Group. In connection with our acquisition of Sirius Group, we are amending and restating the risk factors that appeared in Part I, Item 1A. “Risk Factors,” in our 2020 Form 10-K to give effect to such acquisition. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks and uncertainties or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties.

Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors, including the risks and uncertainties described below.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows and results of operations that you should consider before making a decision to invest in our common shares. These risks include, but are not limited to, the following:
•Integration Risks. Integration risks include risks related to the costs, expenses and difficulties of the integration of the operations of Sirius Group following the acquisition.
•COVID-19 & Other Catastrophe Risks. COVID-19 and other catastrophe risks include the impact of the novel coronavirus (COVID-19) pandemic or other unpredictable catastrophic events, such as natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather, on various lines of our business, including predominantly our property catastrophe excess line of business, and also our aviation, contingency, casualty, credit and accident and health (including trip cancellation) businesses.
•Insurance Underwriting Risks. Insurance underwriting risks include inadequacy of loss and loss adjustment reserves; the lack of availability of capital; the effects of global climate change, and periods characterized by excess underwriting capacity and unfavorable premium rates.
•Market, Credit and Liquidity Risks. Market, credit and liquidity risks include risks the performance of financial markets, foreign currency fluctuations, economic and political conditions, inability to raise the funds necessary to pay the principal of or interest on our outstanding debt obligations. and a downgrade or withdrawal of our financial ratings.
•Cyber Risks. The risk of technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers.
•Operational Risks. Operations risks include risks related to retention of key executives, and internal control deficiencies.
•Strategic Risks. Strategic risks include risks arising from any strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures or entry into new lines of business.
•Regulatory and Litigation Risks. Regulatory and litigation risks include risks related to the outcome of legal and regulatory proceedings, regulatory constraints on SiriusPoint’s business, including legal restrictions on certain of SiriusPoint’s insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to SiriusPoint, and losses from unfavorable outcomes from litigation and other legal proceedings.
•Investment Risks. Investment risks include reduced returns or losses in SiriusPoint’s investment portfolio; our concentrated exposure in Third Point Enhanced Fund (“TP Enhanced Fund”), whose investment strategy may bear substantial investment risks; our lack of control over the TP Enhanced Fund or Third Point LLC, who invest and manage our capital accounts, and we have limited ability to withdraw our capital accounts; and conflicts of interest among various members of Third Point Advisors LLC (“Third Point GP”), TP Enhanced Fund, Third Point LLC and SiriusPoint;
•Taxation Risks. Taxation risks include include risks related to SiriusPoint and its non-U.S. subsidiaries’ potential exposure to U.S. federal income and withholding taxes, and its significant deferred tax assets, which could become devalued if either SiriusPoint does not generate future taxable income or applicable corporate tax rates are reduced.
•Other risks. Other risk and uncertainties listed in this Quarterly Report on Form 10-Q and any subsequent reports filed with the Securities and Exchange Commission (the “SEC”).

Risks Relating to Our Business
We may not be able to integrate Sirius Group successfully, and the anticipated benefits of combining with Sirius Group may not be realized in part or at all.
The successful integration of Sirius Group’s business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, among other things:

•    Our ability to complete the timely integration of organizations, operations, systems, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel;
•    Our ability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the two companies;
•    Our inability to establish and maintain integrated risk management systems, underwriting methodologies and controls, which could give rise to excess accumulation or aggregation of risks, underreporting or underrepresentation of exposures or other adverse consequences;
•    Our inability to create and enforce uniform financial, compliance and operating controls, procedures, policies and information systems;
•Our inability to manage our digital transformation and upgrade of our legacy information technology business, which could give rise to significant interruptions to our business operations and impact our ability to appropriately manage our relationships with our clients, oversee our risk exposure, communicate effectively or other adverse consequences; and
•    Our ability to preserve customer and other important relationships of both companies and resolve potential conflicts that may arise.
We may not realize the anticipated cost synergies and other benefits of the Sirius Group acquisition. Given the size and significance of the acquisition, we could encounter difficulties in the integration of the operations of the business, which could adversely affect our combined business and financial performance. Any failure to realize the full benefits and synergies of the merger could adversely impact our business, results of operation and financial condition.
The novel coronavirus (COVID-19) pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on SiriusPoint’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.
In December 2019, the novel coronavirus (COVID-19) was reported in Wuhan, China, and the World Health Organization declared it a global health emergency on January 30, 2020. Since January 2020, the Company has been monitoring the impact of COVID-19 on SiriusPoint’s business. Beginning in March 2020, COVID-19 began to impact the global economy and the results of our operations. Because of the size and duration of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The future impact of the pandemic on us is highly uncertain and cannot be predicted, but it could have a material adverse impact on the future results of operations, financial position and/or liquidity of SiriusPoint. The extent of the impact, if any, will depend on future developments, including actions taken to contain COVID-19 and the uncertain impact of potential judicial, legislative and regulatory actions by local, state and national governmental and regulatory bodies. Risks presented by the ongoing effects of COVID-19 include the following:

•    Gross Written Premiums. COVID-19 has had a negative impact on general economic activity which has, in turn, negatively impacted our premium volumes. The degree of the continued impact will depend on the extent and duration of the economic contraction. As a result of the anticipated impact of the pandemic on our earned premiums, we may experience an increase in our underwriting expense ratio. SiriusPoint has experienced and may continue to experience lower gross written premiums for travel medical and trip cancellation insurance.

•    Increased Risk of Loss. SiriusPoint has experienced and may continue to experience an increased risk of loss in certain lines of business, including contingency, accident and health, workers’ compensation, credit, casualty and its property (re)insurance. SiriusPoint recorded $364 million of estimated ultimate losses related to the COVID-19 pandemic, calculated on a combined basis with legacy Sirius Group companies. Property (re)insurance claims have a high degree of uncertainty due to differences in contract interpretations and disruptions in the global supply chains. As a reinsurer of primary insurance carriers, certain primary insurance carriers may seek to expand reinsurance coverage beyond the intent of the originally agreed terms to cover COVID-19 losses. While we do not view these coverage issues as warranted, should our cedents be successful in expanding coverage, it could expose SiriusPoint to additional losses in excess of current loss reserves. SiriusPoint may also experience elevated frequency and severity in its workers’ compensation lines related to compensable claims by workers who have suffered from injury or illness in the course of their employment. SiriusPoint has experienced and may continue to experience risk of loss in its casualty business, including professional liability treaties that cover health care, hospitals, long term care providers and directors and officers. SiriusPoint has experienced and may continue to experience losses resulting from mortality, increased medical expenses, and trip cancellation in its accident and health portfolio. SiriusPoint has experienced, and may continue to experience, losses in its contingency portfolio. The economic volatility may also lead to increased losses within the credit and mortgage portfolio, and there may be additional future losses from COVID-19 which have not yet been reflected in SiriusPoint’s estimates, if loss emergence varies from our current expectations. For further discussion of the risks and exposure related to unpredictable catastrophic events, such as the COVID-19 pandemic, see "Risks Relating to our Business—We are exposed to unpredictable catastrophic events that could adversely affect our results of operations and financial condition." The anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the estimation of claim and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways. The disruption to court systems may have an impact on the timing and amounts of claims settlements; and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are difficult to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change.

•    Investments. The COVID-19 pandemic continues to have adverse economic and societal impact. While the short-term economic impact of COVID-19 has been partially offset by intervention taken by the governments and monetary authorities, and the spread of the pandemic is being mitigated, to varying degrees, by the continued vaccination progress and various targeted governmental measures, it remains difficult to project the trajectory of the COVID-19 pandemic or estimate its potential long-term financial impacts to our investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, travel, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and other real estate exposures, all of which could be adversely impacted by declines in real estate valuations, reduced consumer spending and/or financial market disruption, including a heightened default risk on the underlying mortgages and on rent receivables. There is also the potential for longer term trends or their acceleration such as working from home and online shopping that may adversely impact certain elements of our investment portfolio, such as commercial real estate. Our investments in the TP Enhanced Fund and other long-term investments with material equity exposures may be adversely impacted by deteriorating economic and financial conditions; and further disruptions to global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses. For further discussion of the risks related to the Company’s investment portfolio, see “Risks Relating to Our Investment Strategy.”

•    Inflation. It is possible that changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given year, and are therefore more inflation sensitive. Inflation could also adversely impact our general and administrative expenses. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value.

•    Ratings Downgrades. Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Rating agencies periodically evaluate SiriusPoint to confirm that it continues to meet the criteria of the ratings previously assigned to SiriusPoint. If the rating agencies determine that SiriusPoint's operating performance has further deteriorated as a result of the COVID-19 pandemic, they could downgrade or withdraw SiriusPoint's financial strength ratings which could have a material adverse effect on our results of operations, financial position and/or liquidity. For additional discussion on how a ratings downgrade can impact SiriusPoint, see “Risks Relating to Our Business—SiriusPoint is reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on SiriusPoint's business, prospects, financial condition and results from operations.”

•    Counterparty Credit Risk and Retrocessional Arrangements. A prolonged economic downturn due to the COVID-19 pandemic would increase our credit risk, reflecting our counterparty dealings with agents, brokers, customers and retrocessionaires. Certain of our policyholders and intermediaries, including reinsurance and retrocession counterparties, may not pay amounts owed to us due to insolvency or other reasons. Insolvency, liquidity problems, distressed financial condition due to the impact of the COVID-19 pandemic or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts, or actions by our regulators, may not permit us to cancel our policies even though we have not received payment. We may further decide (or be obliged by regulation) to refund premiums already paid where it is judged that the COVID-19 pandemic has reduced the customer need for coverage. The COVID-19 pandemic could impact our ability to obtain reinsurance and retrocessional arrangements on favorable terms which could limit the amount of business we are willing to write or reduce our reinsurance protection for large loss events. For a further discussion, see “Risks Relating to Our Business—SiriusPoint’s reliance on intermediaries subjects it to the intermediaries' credit risk.”

•    Potential Adverse Judicial, Legislative and/or Regulatory Action. Like many reinsurers and insurers, we have exposure to losses from COVID-19-related claims, primarily in our property and contingency business. Whether the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. However, certain domestic and international governmental authorities and regulatory bodies have proposed to take actions to address and contain the impact of the COVID-19 pandemic that may adversely affect SiriusPoint. For example, we could be subject to government and/or regulatory action that may seek to retroactively mandate coverage for losses which our (re)insurance policies were not designed or priced to cover. Currently, in some countries there is proposed legislation, governmental actions and courts cases that may require (re)insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Should such proposed regulations, legislation, governmental actions or court cases be implemented, our (re)insurance contracts may be interpreted to provide coverage for these business interruption losses, notwithstanding the fact that such losses fall outside of the terms and conditions of the underlying contracts. These and other future judicial, legislative or regulatory actions could have a material adverse impact on our results of operations, financial position and/or liquidity and make it difficult to predict the total amount of losses we could incur as a result of the COVID-19 pandemic. In addition, a number of states in the United States have instituted, and others are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including SiriusPoint’s ability to cancel policies or SiriusPoint’s right to collect premiums. Recently, in Germany, the "Bavarian Solution" has gained wide-spread acceptance and the U.K.'s Financial Conduct Authority is litigating a number of test cases addressing business interruption claims against insurance companies. The "Bavarian Solution" proposes that the state carry 70% of business interruption losses and the remaining 30% of losses are proposed to be split between an insured and its insurance company. Following payments of business interruption losses to its insureds, insurance companies are expected to seek cover from the reinsurance market. In the United States, at least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions. For a further discussion, see “Risks Relating to Our Business—We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.”

•    Operational Disruptions and Heightened Cybersecurity Risks. SiriusPoint’s operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or third party providers are unable to continue to work because of illness, death, government directives or otherwise. Further, limitation on travel and social distancing requirements implemented in response to the COVID-19 pandemic may challenge our ability to maintain our business relationships with our current clients and develop new client relationships and business which may impact our ability to write new insurance or reinsurance business and market our products and services as anticipated prior to the COVID-19 pandemic. In addition, the interruption of our, or third party, system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. An extended period of remote work arrangements could strain our business continuity plans and could negatively affect our internal control over financial reporting and oversight over our employees as most of our employees are required to work from home. As a result, new processes, procedures and controls could be and have been required to respond to changes in our business environment. For a further discussion, see “Risks Relating to our Business—Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.”

•    Reputational Damage. We could experience reputational damage resulting from potential claims disputes and underwriting renewal actions that we may take in connection with the management of potential COVID-19 pandemic losses.

•Tax Liabilities. Our companies that are treated as foreign corporations for U.S. federal income tax purposes have historically intended to operate in a manner that will not cause them to be subject to current U.S. federal income taxation on their net income. Travel restrictions arising as a result of the COVID-19 pandemic, however, limit the ability of certain directors, management and other personnel to be present outside the U.S. and conduct in person business in Bermuda. While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated as a result of such restrictions or that our current tax position could be challenged.

Due to the evolving and uncertain nature of the COVID-19 pandemic, we cannot estimate its ultimate impact at this time. Depending on the scope and duration of the COVID-19 pandemic, the events described above may have a material adverse effect on our results of operations, financial position and/ or liquidity. Moreover, the potential effects of the COVID-19 pandemic could exacerbate the impacts of many other risk factors that we identify in these “Risk Factors,” including, but not limited to, risks that can impact SiriusPoint as a result of an economic downturn; potential litigation claims brought against the Company; further losses from event cancellations in our contingency portfolio and other coverages from our reinsurance and insurance contracts; negative impact to revenues and earnings; and impairment of goodwill and intangible assets and potential valuation allowances on deferred tax assets. As the COVID-19 pandemic is continuously evolving, the potential impacts to the risks related to our business that are described herein remains uncertain and new and potentially unforeseen risks beyond those described above may emerge. Even after the COVID-19 pandemic subsides, the U.S. and world economies may experience a prolonged economic recession, in which event our results of operations, financial position and/ or liquidity may be materially and adversely affected.
SiriusPoint may incur increased operating expenses and losses in the future.

SiriusPoint expects to incur increased operating expenses related to its growth initiatives, including those initiatives related to the enhancement of its specialty reinsurance platform and a primary insurance platform to support its business. If revenue fails to grow at anticipated rates, or if operating costs rise without a commensurate increase in revenue, then the imbalance between revenue and operating expenses will negatively impact SiriusPoint’s liquidity as well as its ability to achieve profitability in upcoming quarters. A lack of profitability could adversely affect the price of SiriusPoint’s common shares and liquidity.
Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
The performance of our reinsurance operations and our investment income fluctuate from period to period. Fluctuations result from a variety of factors, including:
•the performance of our investment portfolio, including the results of TP Enhanced Fund’s portfolio;
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
Our business depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, and personally identifiable information and protected health information belonging to employees, customers, claimants and business partners. Even though we implement and maintain reasonable security processes, practices and procedures appropriate to the nature of the information we hold, and we rely on sophisticated commercial control technologies to maintain security and confidentiality of our systems, our systems may be vulnerable to a variety of forms of unauthorized access that could result in a data breach, including hackers, computer viruses, and other cyber-attacks, as well as breaches that result from dishonest employees, errors by employees or lost or stolen computer devices, and we may not be able to protect the confidentiality of such information.
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
We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plan is under revision as part of the integration measures to reflect the acquisition of Sirius Group and to address the transformation of our legacy information technology systems. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.
It is possible that insurance policies we have in place with third parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. In addition, in the ordinary course of our business we process personal information and personal health information in connection with claims made under our accident and health business, as well as other business lines. A misuse or mishandling of personal information being sent to or received from a client, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Although we attempt to protect this personal information, and have implemented privacy procedures and training programs to mitigate the risk of a privacy breach, we may be unable to protect personal information in all cases. As a result, we could be held responsible for violations of global data privacy laws, such as the General Data Protection Regulation, for our failure, or the failure on the part of our third party vendors or agents, to properly process, control and/or secure such personal information. The potential consequences of a material privacy incident include reputational damage, litigation with third parties, and remediation costs, which in turn could have a material affect effect on our results of operation.
Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.
The reinsurance industry is highly competitive. We compete with major reinsurers, which vary according to the individual market and situation, many of which have substantially greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. Lloyd's Syndicate 1945, the Lloyd's syndicate that we sponsor and that is managed through Syndicate 1945, also competes with other Lloyd's syndicates and London market companies. Competition in the types of business that we underwrite is based on many factors, including:
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

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we are deemed to be a passive foreign investment company or an investment company. See “Risks Relating to Insurance and Other Regulations—We are subject to the risk of becoming an investment company under U.S. federal securities law.”
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
Given the inherent uncertainty of models and software, their usefulness as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates including probable maximum losses (“PMLs”), and our financial results may be adversely impacted, perhaps significantly.
We use third-party vendor and proprietary analytic and modeling capabilities, including global property catastrophe models, which consolidate and report on all our worldwide property exposures, to calculate expected PML from various property natural catastrophe scenarios. We use these models and software to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile in our overall portfolio of reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address a variety of matters impacting our coverages. The construction of these models and the selection of assumptions requires significant actuarial judgement.

For example, catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follows a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software also does not provide information for all territories or perils for which we write business. Catastrophe modeling is inherently uncertain due to process risk (i.e., the probability and magnitude of the underlying event) and parameter risk (i.e., the probability of making inaccurate model assumptions).

The inherent uncertainties underlying, or the incorrect usage or misunderstanding of these tools may lead to unanticipated exposure to risks relating to certain perils or geographic regions which could have a material adverse effect on our business, prospects, financial condition or results of operations. Furthermore, these models typically rely on either precedent or industry data, both of which may be incomplete or may be subject to errors by employees, failure to document transactions properly, failure to comply with regulatory requirements or information technology failures. Given the inherent uncertainty in these models as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely affected, perhaps significantly. Any such impact could also be felt across our reinsurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions.
Our losses may exceed our loss reserves, which could significantly and negatively affect our business.
Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks we reinsure. Reserves are estimates of claims an insurer ultimately expects to pay, based upon facts and circumstances known at the time, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance companies as compared to primary insurers, primarily due to:

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

In addition, our reserves for losses and loss adjustment expenses include an estimate of our ultimate liability for natural catastrophe events, and asbestos and environmental claims for which we cannot estimate the ultimate value using traditional reserving techniques, and for which there are significant uncertainties in estimating the amount of our potential losses.
We are exposed to unpredictable catastrophic events that could adversely affect our results of operations and financial condition.

We write reinsurance contracts and insurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events, predominantly in our property catastrophe excess line of business, include natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include terrorist attacks, explosions and infrastructure failures. We have significant exposure to a potential major earthquake or series of earthquakes in California, the Midwestern United States, Canada, Japan and Latin America and to windstorm damage in Northern Europe, the Northeast United States, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast (i.e., Florida to Texas) and Japan.

Similar exposures to losses caused by the same types of catastrophic events occur in other lines of business such as marine, aviation, contingency, casualty, credit and accident and health (including trip cancellation), including pandemic risk. For more information about our risks due to COVID-19 see “Risks Relating to Our Business—The novel coronavirus (COVID-19) pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on SiriusPoint’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.”

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

Although we attempt to manage our exposure to such events through a multitude of approaches, including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity, the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that is expected. For instance, we seek to manage our exposure to catastrophe losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating PML for many different catastrophe scenarios and by buying reinsurance, including retrocession coverage. To manage and analyze aggregate insured values and PML, we use a variety of tools, including external and internal catastrophe modeling software packages. Estimates of PMLs are dependent on many variables, including assumptions about demand surge and storm surge, loss adjustment expenses, insurance-to-value for the underlying properties, the relationship of the actual event parameters to the modelled event and the quality of portfolio data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if these assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modelled catastrophe scenarios which could materially adversely affect our financial condition, liquidity or results of operations.

Global climate change may have a material adverse effect on our business, operating results and financial condition.

There are concerns that the higher level of weather-related catastrophes and other losses incurred by the industry in prior years is indicative of changing weather patterns, including as a result of global climate change, which could cause such events to persist. This would lead to higher overall losses that we may not be able to recoup, particularly in the current economic and competitive environment, and higher reinsurance costs. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas. Large scale climate change could increase both the frequency and severity of our loss costs associated with property damage, agricultural losses and business interruption due to storms, floods and other weather-related events. Over the long-term, global climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve. Given the scientific uncertainty of predicting the effect of climate cycles and global climate change on the frequency and severity of natural catastrophes and the lack of adequate predictive tools, we may be unable to adequately model the associated exposures and potential losses in connection with such catastrophes that could have a material adverse effect on our business, operating results and financial condition.
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
As a result, the reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to high levels of available underwriting capacity as well as periods when shortages of capacity have permitted favorable premium levels and changes in terms and conditions. The supply of available reinsurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants, alternative capital providers or by the commitment of additional capital by existing insurers or reinsurers.
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
We are exposed to unpredictable casualty insurance risks that could adversely affect our results of operations and financial condition.

We write insurance and reinsurance policies covering casualty risks. Casualty insurance generally covers the financial consequences of the legal liability of an individual or organization resulting from negligent acts causing bodily injury and/or property damage to a third party. Claims from such business can take years to develop and settle and can be subject to unanticipated claims and economic and social inflation. In addition, we could be adversely affected by proposals or enacted legislation to expand the scope of coverage under existing policies or extend the statute of limitations for certain casualty risks. For example, the State of New York recently passed the Child Victims Act which greatly extends the State of New York's statutes of limitations for childhood sex abuse allowing victims to sue until age 55. In connection with this legislation, the New York State Department of Financial Services has released guidance that (re)insurers are to cooperate fully with the Child Victims Act. As a result, this legislation may greatly expand the universe of claimants for which we may be liable. Accordingly, if our pricing and/or reserving assumptions are incorrect, higher than expected losses could materially adversely affect our financial condition, liquidity or results of operations.

We, or agents appointed by us, may act based on inaccurate or incomplete information regarding the insurance business we underwrite. Despite oversight controls over our agents, such agents may exceed their authority to act on behalf of the Company, or may fail to comply with applicable laws act when conducting business on our behalf.

We, and our MGUs and other agents who have the ability to bind policies on our behalf, rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information. If any such agents exceed their authority or engage in fraudulent activities, our financial condition and results of operations could be materially adversely affected.
The effect of emerging claim and coverage issues on our business is uncertain and as a result, we may suffer losses from unfavorable outcomes from litigation and other legal proceedings.
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
In addition, in the ordinary course of business, SiriusPoint is subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. SiriusPoint maintains reserves for claims-related legal proceedings as part of its loss and loss adjustment expense reserves. Adverse outcomes are possible and could negatively impact SiriusPoint's financial condition.

Furthermore, as industry practices and legal, judicial, social and other conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect SiriusPoint's results of operations and financial condition by either extending coverage beyond SiriusPoint's underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after SiriusPoint has issued the affected insurance contracts. Examples of emerging claims and coverage issues include, but are not limited to:

•    new theories of liability and disputes regarding medical causation with respect to certain diseases;
•    assignment-of-benefits agreements, where rights of insurance claims and benefits of the insurance policy are transferred to third parties, and which can result in inflated repair costs and legal expenses to insurers and reinsurers;
•    claims related to data security breaches, information system failures or cyber-attacks;
•    claims related to blackouts caused by space weather;
•    claims related to business interruption due to the lockdowns announced by governments in connection with COVID-19; and
•    offering business interruption coverage for government imposed lockdowns due to pandemic conditions, when such coverage was not intended.

Moreover, SiriusPoint cannot guarantee that a court or arbitration panel will enforce policy language or not issue a ruling adverse to SiriusPoint. In fact, this risk can be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance policy and contract provisions. This exposure may grow as SiriusPoint grows its "long tail" casualty business since claims can typically be made for many years after actual exposure to a risk. If SiriusPoint chooses to exclude such exposures, it could reduce the market's acceptance of SiriusPoint's products. SiriusPoint continually seeks to improve the effectiveness of its contractual provisions to address this exposure but may fail to mitigate such exposure nonetheless. Moreover, we may not be successful in incorporating our preferred contractual provisions into (re)insurance contracts given the competitiveness of the bidding process.

In addition, from time to time SiriusPoint is subject to legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more non-claims legal matters, SiriusPoint's ultimate liability may be in excess of amounts reserved and such additional amounts may be material to SiriusPoint's results of operations and financial condition. Furthermore, it is possible that these non-claims legal proceedings could result in unexpected outcomes that may materially impact SiriusPoint's business or operations.

We are reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on our business, prospects, financial condition and results from operations.
Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside of the rated company's control. These financial strength ratings are used by policyholders, agents, and brokers to assess the suitability of insurers and reinsurers as business counterparties and are an important factor in establishing the competitive position of insurance and reinsurance companies.
The maintenance of an "A-" or better financial strength rating from AM Best and/or Standard & Poor's is particularly important to the ability of SiriusPoint's operating insurance and reinsurance subsidiaries to bind property and casualty insurance and reinsurance business in most markets. In addition, general creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. Accordingly, the maintenance of an investment grade creditworthiness rating (e.g., "BBB-" or better from Standard & Poor's or Fitch) is important to SiriusPoint's ability to raise new debt with acceptable terms. Strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt. A downgrade, withdrawal or negative watch/outlook of SiriusPoint's creditworthiness ratings could limit its ability to raise new debt or could make new debt costlier and/or have more restrictive conditions.
In February 2015, Third Point Re (USA) Holdings Inc., a wholly owned subsidiary, issued $115.0 million in aggregate principal amount of its 2015 TPRUSA Senior Notes. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint. In certain circumstances, a downgrade of the rating assigned to the 2015 TPRUSA Senior Notes would result in an increase in the annual interest rate payable on the 2015 TPRUSA Senior Notes or, if a change of control of SiriusPoint has also occurred, an obligation for us to make an offer to repurchase the 2015 TPRUSA Senior Notes at a premium. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the 2015 TPRUSA Senior Notes. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
Rating agencies periodically evaluate SiriusPoint to confirm that it continues to meet the criteria of the ratings previously assigned to it. A downgrade, withdrawal or negative watch/outlook of the financial strength rating of SiriusPoint's operating (re)insurance companies could severely limit or prevent SiriusPoint from writing new policies or renewing existing policies, which could have a material adverse effect on its results of operations and financial condition. Additionally, some of SiriusPoint's assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if AM Best and/or Standard & Poor's were to downgrade below "A-" or withdraw the financial strength ratings of SiriusPoint's principal insurance and reinsurance operating subsidiaries. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. SiriusPoint cannot predict in advance how many of its clients would actually exercise such rights in the event of such a downgrade or withdrawal, but widespread exercise of these options could be materially adverse.

The emergence of significant industry losses stemming from the COVID-19 pandemic may also cause the rating agencies to take a negative position on the insurance and reinsurance industry, which may lead to negative rating actions to some industry participants, including SiriusPoint.

Currently, SiriusPoint's and its main subsidiaries' have financial strength ratings of "A-" (Excellent) with a stable from AM Best, "A-" (Strong) with a negative outlook from Standard & Poor's, and "A-" (Strong) with a negative outlook from Fitch. Our ratings are subject to periodic review by these agencies and we can offer no assurances that our ratings will remain at their current levels or that any of our ratings will remain unchanged.

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
We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and political risk.

Through our multinational reinsurance operations, we conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Swedish Krona, British Pound Sterling, Euro and Canadian dollar. As a result, a significant portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Significant changes in foreign exchange rates may adversely affect our results of operations and financial condition.

Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the U.S. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.
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
During the first quarter we announced new senior hires to strengthen our existing leadership team and anticipate further changes/announcements while the organization continues to grow and adapt.
Our inability to provide collateral to certain counterparties on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.
Certain jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security measures are implemented. Consequently, certain clients require us to obtain a letter of credit or provide other collateral through funds withheld or trust arrangements. In connection with obtaining letter of credit facilities, we are typically required to provide customary collateral to the letter of credit provider in order to secure our obligations under the facility. Our ability to provide collateral, and the costs at which we provide collateral, is primarily dependent on the composition of our collateral assets.
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
SiriusPoint is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiaries. Historically, our cash flows have typically consisted primarily of dividends and other permissible payments from our operating subsidiaries. SiriusPoint depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of its outstanding indebtedness. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.”
In March 2015, SiriusPoint and Third Point Re USA entered into a Net Worth Maintenance Agreement, pursuant to which SiriusPoint must have committed funds sufficient to, and must continue to, maintain a minimum level of capital at Third Point Re USA of $250.0 million (the “Net Worth Maintenance Agreement”). Failure to maintain the minimum level of capital required by the Net Worth Maintenance Agreement could limit or prevent Third Point Re USA from paying dividends to us.
SiriusPoint is indirectly subject to Bermuda regulatory constraints placed on it by its operating subsidiaries in Bermuda. This affects our ability to pay dividends on the shares and make other payments. Under the Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), Sirius Bermuda, Third Point Re BDA and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying a dividend if the relevant insurer is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio (“ECR”) or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where Sirius Bermuda, Third Point Re BDA or Third Point Re USA, as Class 4 insurers, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, they are prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (“BMA”).
In addition, Sirius Bermuda, Third Point Re BDA and Third Point Re USA, as Class 4 insurers, are prohibited from declaring or paying in any financial year dividends of more than 25% of their respective total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless they file (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the relevant insurer’s principal representative stating that the relevant insurer will continue to meet its solvency margin and minimum liquidity ratios. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
In addition, under the Bermuda Companies Act 1981, as amended (the “Companies Act”), Bermuda companies such as SiriusPoint, Sirius Bermuda, Third Point Re BDA and Third Point Re USA may not declare or pay a dividend if there are reasonable grounds for believing that the relevant Bermuda company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
Sirius Bermuda indirectly owns Sirius International Insurance Corporation, Sirius America Insurance Company and other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions as well.
Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which would adversely affect our ability to implement our business strategy.
As of March 31, 2021, our outstanding indebtedness includes $406.8 million in 2016 SIG Senior Notes, $307.9 million in 2017 SEK Subordinated Notes and $114.3 million in 2015 TPRUSA Senior Notes.

We are a holding company and, accordingly, conduct substantially all operations through their respective operating subsidiaries. As a result, our cash flow and our ability to service our debt depend in part upon the earnings of our operating subsidiaries and on the distribution of earnings, loans or other payments from such subsidiaries to us. See “Risks Relating to

Our Business—Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.”
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
To the extent that we need funds but our subsidiaries are restricted from making such distributions under applicable law or regulation, or are otherwise unable to distribute funds, our liquidity and financial condition would be adversely affected and we would potentially be unable to satisfy our obligations under our existing or future indebtedness, preference shares or any of our other obligations, including the securities issued in the Sirius Group acquisition. If we cannot service our indebtedness, the implementation of our business strategy would be impeded, and we could be prevented from entering into transactions that would otherwise benefit our business.
Our right to receive any assets of any of our respective subsidiaries upon liquidation or reorganization of such subsidiaries, and therefore the rights of the holders of our indebtedness or preference shares, to participate in those assets, will be structurally subordinated to the claims of such subsidiary’s creditors. In addition, even if we were a creditor of any of our respective subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of such subsidiaries and any indebtedness of such subsidiaries senior to that held by it. Our indebtedness would also be structurally subordinated to the rights of the holders of any preferred stock or shares issued by our subsidiaries, whether currently outstanding or issued hereafter. Moreover, the rights of shareholders of SiriusPoint to receive any assets of SiriusPoint upon liquidation or reorganization of SiriusPoint would be subordinate to all of the foregoing claims.
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business, and may otherwise place us at a competitive disadvantage compared to our competitors.
We or our subsidiaries may in the future incur or guarantee additional indebtedness. The indentures governing the 2015 TPRUSA Senior Notes, 2017 SEK Subordinated Notes and 2016 SIG Senior Notes do not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
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

We may not have the liquidity or ability to raise the funds necessary to pay the principal of or interest on our outstanding debt obligations.
At maturity, the entire principal amount of our 2015 TPRUSA Senior Notes, 2016 SIG Senior Notes, and 2017 SEK Subordinated Notes then outstanding, plus any accrued and unpaid interest, will become due and payable. We must pay interest in cash on the notes quarterly, or semi-annually as applicable. The amount of interest payable on the 2015 TPRUSA Senior Notes is subject to increase from time to time in the event of a downgrade of the rating assigned to the 2015 TPRUSA Senior Notes or in connection with certain other events. In addition, upon the occurrence of a change of control triggering event described in the indenture governing the 2015 TPRUSA Senior Notes, unless we have exercised our right to redeem such notes in accordance with their terms, each holder of 2015 TPRUSA Senior Notes will have the right to require us to repurchase all or any part of such holder’s 2015 TPRUSA Senior Notes for a payment in cash described in the indenture governing the 2015 TPRUSA Senior Notes.
We may not have enough available cash or be able to obtain sufficient financing at the time we are required to make these payments. Furthermore, our ability to make these payments may be limited by law, by regulatory authority or by agreements governing future indebtedness. Our failure to pay interest when due, if uncured for 30 days, or our failure to pay the principal amount when due, will constitute an event of default under the indentures governing the 2015 TPRUSA Senior Notes, 2016 SIG Senior Notes and the 2017 SEK Subordinated Notes. A default under the indentures could also lead to a default under agreements governing future indebtedness. If the repayment of that indebtedness is accelerated as a result, then we may not have sufficient funds to repay that indebtedness or to pay the principal of, or interest on the 2015 TPRUSA Senior Notes, 2016 SIG Senior Notes and the 2017 SEK Subordinated Notes.
We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on acceptable terms. Furthermore, additional capital raising could dilute your ownership interest in the Company and may cause the value of the shares to decline.
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
•fund our informational technology transformation projects and other strategic initiatives;
•meet rating agency or regulatory capital requirements; or
•respond to competitive pressures.
Additional capital may not be available on terms favorable to us, or at all. Further, any additional capital raised through the sale of equity could dilute your ownership interest in the Company and may cause the value of our shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares.
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
SiriusPoint’s reliance on intermediaries subjects it to the intermediaries' credit risk.
In accordance with industry practice, SiriusPoint frequently pays amounts owing in respect of claims under its contracts to reinsurance brokers and, to a lesser extent, MGUs that, in turn, make payments to the cedents. In the event that a broker or MGU fails to make such a payment, depending on the jurisdiction, SiriusPoint may remain liable to the cedent for the deficiency. Conversely, when premiums for reinsurance contracts are paid to reinsurance brokers or MGUs for payment to SiriusPoint, these premiums may be deemed to have been paid and the cedent may no longer be liable to SiriusPoint for those amounts, whether or not actually received by SiriusPoint. Intermediaries generally are less capitalized than the businesses SiriusPoint reinsures and therefore may be unable to pay their debts when due. Consequently, SiriusPoint faces credit risk associated with intermediaries during the payment process.
The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.
We market our reinsurance worldwide primarily through reinsurance brokers. Affiliates of several brokers have also co-sponsored the formation of Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of significant reinsurance brokers could have a material adverse effect on our business.
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
We face risks arising from any strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures or entry into new lines of business.
We pursue strategic transactions from time to time, including acquisitions or dispositions of businesses or assets. Any strategic transactions could be significant and could have a material adverse impact on our reputation, business, results of operation or financial condition. We face a number of risks arising from these types of transactions, including financial, accounting, tax and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Any such transactions could also subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us and disruption to our other businesses during the negotiation or execution process or thereafter. Accordingly, these risks and difficulties may prevent us from realizing the expected benefits from the strategic transactions we enter into. For example, the businesses that we acquire or our strategic alliances or joint ventures may underperform relative to the price paid or resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by transaction-related charges.
Through our strategic transactions, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities and be subject to reputational concerns, fail to properly assess known contingent liabilities, or assume businesses with internal control deficiencies or regulatory compliance issues. Risk-mitigating provisions that we put in place in the course of negotiating and executing these transactions, such as due diligence efforts and indemnification provisions, may not be sufficient to fully address these liabilities and contingencies. As our investments in joint ventures and other strategic investments are illiquid and we are subject to transfer restrictions in relation to those investments, we may be unable to sell our interests in those investments at the desired time or to find a buyer for our interests, and therefore, we are risk to substantial or total loss in relation to those investments.
In addition, as the pace of change in our industry continues to increase, we regularly evaluate our business plans and strategies and may from time to time modify our business and strategic plan, including through strategic transactions or expansion into new lines of reinsurance business. Any such transaction or expansion could be significant and could materially and adversely affect us and our financial condition, including by exposing us with additional or new risks, particularly in instances where the markets are new or not fully developed. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core existing operations and competencies. Moreover, modifications we undertake to our operations may not be immediately reflected in our financial statements and, when reflected, may not reflect the achievement of our targeted long-term results and goals. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
Damage to our reputation could have a material adverse effect on our business.
We provide a broad range of products and services related to a wide range of subjects and our ability to attract and retain business is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential customers and other important relationships, which could make it difficult for us to attract new business or retain existing relationships. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation could affect the confidence of our customers, rating agencies, regulators, shareholders, employees and third parties in transactions that are important to our business adversely affecting our business, financial condition and operating results.
Risks Relating to Our Investment Strategy
We have concentrated exposure in TP Enhanced Fund whose investment strategy may bear substantial investment risks.

The risks associated with Third Point LLC’s investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies employed by many reinsurers with whom we compete. Third Point LLC makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, option and other instruments.

For example, TP Enhanced Fund’s investment portfolio may from time to time include investments in mortgage-backed securities and other asset-backed securities, whose investment characteristics differ from corporate debt securities. TP Enhanced Fund may include investments in securities of issuers based outside the United States, including emerging markets, which may be riskier than securities of U.S. issuers. U.S. and global economic downturns could harm the performance of TP Enhanced Fund’s investment portfolio, and as a result our liquidity and financial condition and our share price.

In managing TP Enhanced Fund’s investment portfolio, Third Point LLC may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues. Third Point LLC’s use of hedging and derivative transactions in executing trades for TP Enhanced Fund’s account may not be successful, which could materially adversely affect TP Enhanced Fund’s and our investment results. If Third Point LLC’s risk management systems are ineffective, TP Enhanced Fund may be exposed to material unanticipated losses. Third Point LLC’s role as an engaged investor in special situation and distressed investments may subject TP Enhanced Fund to increased risks, including the incurrence of additional legal or other expenses. Increased regulation or scrutiny of alternative investment advisers and certain trading methods such as short selling may affect Third Point LLC’s ability to manage TP Enhanced Fund’s investment portfolio or adversely affect our business reputation.

TP Enhanced Fund’s investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. Third Point LLC’s representatives’ service on boards and committees may also place trading restrictions on TP Enhanced Fund’s investments. Since our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if its investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.

We do not control TP GP or Third Point LLC, who invest and manage our capital accounts, and we have limited ability to withdraw our capital accounts.

Under our investment account structure, we do not have control over TP Enhanced Fund. We do not control the allocation and performance of TP Enhanced Fund’s investment portfolio and its performance depends on the ability of its investment manager, Third Point LLC, to select and manage appropriate investments.

The 2020 LPA of TP Enhanced Fund has a term ending on March 31, 2026, subject to automatic renewal for additional successive two-year terms. Under the 2020 LPA, we may withdraw our capital accounts in TP Enhanced Fund in full on March 31, 2026 (the “Withdrawal Date”), and each successive two-year anniversary of such date.

Prior to the Withdrawal Date, our rights to withdraw our capital accounts in TP Enhanced Fund are limited. However, we may withdraw our capital accounts in TP Enhanced Fund under the 2020 LPA prior to the Withdrawal Date within 120 days following the occurrence of a “Cause Event”, as defined in the 2020 LPA. In addition, under the 2020 LPA, we will have the right to withdraw funds monthly from the TP Enhanced Fund upon the occurrence of certain events specified in the 2020 LPA, including to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to the TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.

Conflicts of interest among various members of TP GP, TP Enhanced Fund, Third Point LLC and SiriusPoint may adversely affect us; potential conflicts of interest may also arise or exist due to the compensation arrangements and other aspects of the 2020 LPA with TP Enhanced Fund.

Neither Third Point LLC nor its principals, including Daniel S. Loeb, who is one of our shareholders, are obligated to devote any specific amount of time, effort or investment opportunities to our or TP Enhanced Fund’s affairs. Affiliates of Third Point LLC manage, and are expected to continue to manage, other client accounts, some of which have objectives similar to ours and TP Enhanced Fund’s, including collective investment vehicles managed by Third Point LLC’s affiliates and in which Third Point LLC or its affiliates may have an equity interest. Third Point LLC’s interest and the interests of its affiliates, may at times conflict, possibly to Third Point LLC’s detriment, which may potentially adversely affect our and TP Enhanced Fund’s investment opportunities and returns.

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

The 2020 LPA provides for the following two forms of compensation to be paid to Third Point LLC and TP GP:

•    Third Point LLC is entitled to a monthly management fee equal to 1.25% of the investment in TP Enhanced Fund (determined as of the beginning of the month before the accrual of the performance allocation) multiplied by an exposure multiplier; and
•    TP GP is entitled to performance compensation equal to 20% of net profits, subject to the management fee and a loss carryforward provision.

While the performance compensation arrangement provides that losses will be carried forward as an offset against net profits in subsequent periods, Third Point LLC generally will not otherwise be penalized for realized losses or decreases in the value of TP Enhanced Fund’s portfolio. These performance compensation arrangements may create an incentive for Third Point LLC as TP Enhanced Fund’s investment manager to engage in transactions that focus on the potential for short-term gains rather than long-term growth or that are particularly risky or speculative.

TP Enhanced Fund’s investment guidelines provide Third Point LLC, as TP Enhanced Fund’s investment manager, with the flexibility to invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Third Point LLC to execute trade orders at desired prices. To the extent that Third Point LLC invests TP Enhanced Fund’s investable assets in securities or instruments for which market quotations or other independent pricing sources are not readily available, under the terms of the investment management agreements the valuation of such securities and instruments for purposes of compensation to Third Point LLC will be determined by Third Point LLC, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment guidelines give Third Point LLC the power to determine the value of securities with no readily discernible market value, and because the calculation of Third Point LLC’s fee is based on the value of the investment account, a conflict of interest may exist or arise.

The SiriusPoint investment portfolio may suffer reduced returns or losses, which could adversely affect our results of operations and financial condition. Adverse changes in interest rates, foreign currency exchange rates, equity markets, debt markets or market volatility, as well as idiosyncratic risks of concentrated positions could result in significant losses to the fair value of our investment portfolio.

SiriusPoint’s investment portfolio is overseen in accordance with the investment policy and guidelines approved by the Investment Committee of the SiriusPoint board of directors. As of March 31, 2021, SiriusPoint’s investment portfolio consisted of fixed maturity investments, short-term investments, equity securities, convertibles, other long-term investments, including hedge funds, private equity funds, and direct private equity investments, and related party investments in TP Enhanced Fund and TP Venture Fund.

Both SiriusPoint’s investment income and the fair market value of its investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, foreign currency exchange rates, debt market levels, equity market levels and market volatility. Our investment performance may also be affected by idiosyncratic factors for concentrated strategic and financial investment positions, including positions through TP Enhanced Fund.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio. In addition, certain fixed-income securities, such as mortgage-backed and asset backed securities, carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. Conversely, in a low interest rate environment, SiriusPoint may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce investment returns.

Our investment portfolio is also exposed to investment credit risk, which is the risk that the value of certain investments may decrease due to a deterioration in the financial condition, operating performance or business prospects of, or the liquidity available to, one or more issuers of those securities or, in the case of mortgage-backed and other asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities. Mortgage-backed securities are particularly sensitive to changes in U.S. economic conditions, including deterioration of the U.S. housing or commercial real estate market and unemployment, among other factors.

Our investment portfolio is also exposed to changes in equity markets. A significant decline in the equity markets, such as that experienced from September 2008 to March 2009, could have a material adverse effect on SiriusPoint's results of operations and financial condition.

Since a portion of SiriusPoint's investment portfolio is invested in securities denominated in currencies other than the U.S. dollar, the value of our investment portfolio is sensitive to changes in foreign currency rates. SiriusPoint’s investment portfolio is also exposed to changes in the volatility levels of various investment markets. The underlying conditions prompting such changes are outside of SiriusPoint's control and could adversely affect the value of investments and results of operations and financial condition.

LIBOR is being discontinued as a floating rate benchmark, though not all aspects of the discontinuation are certain; the discontinuation has affected and will continue to affect financial markets generally and may also affect our operations, financial position and investments specifically.

As a result of longstanding regulatory initiatives, LIBOR is being discontinued as a floating rate benchmark. The date of discontinuation will vary depending on the LIBOR currency and tenor. Many existing LIBOR contracts will transition to another benchmark after June 30, 2023 or, in some cases, after December 31, 2021, although those transition dates may occur earlier, as described below (including as a result of the particular contractual terms for a given contract).

LIBOR has been the principal floating rate benchmark in the financial markets, and its discontinuation has affected and will continue to affect the financial markets generally and may also affect our operations, finances and investments specifically, as described below.

As to any particular LIBOR-based security or obligation, the actual transition from LIBOR to another reference rate will generally require two separate events to occur. The first event includes the announcements by the ICF Benchmark Association (“IBA”), the authorized LIBOR administrator, and the U.K. Financial Conduct Authority (“FCA”); the second event is the occurrence of a contractually defined benchmark replacement date. Although most benchmark replacement dates will correspond to the dates above, some may not, depending on the relevant contractual terms, as a result of which actual transition dates in particular cases may vary.

The FCA has power under the U.K. benchmarks regulation to compel IBA to continue publishing LIBOR after the date on which IBA would otherwise have ceased doing so. In October 2020, the U.K. government introduced to Parliament legislation that would give the FCA additional regulatory powers related to the LIBOR discontinuation. That legislation has not yet been adopted. The proposed new regulatory powers under the legislation would enable the FCA to require changes to LIBOR, including changes to its methodology, in certain circumstances. The FCA has announced that it will consider using its powers (as proposed to be amended) to require continued publication, on a “synthetic basis,” of the principal U.S. dollar LIBOR settings for a further period after June 30, 2023. However, the FCA has also stated that any LIBOR settings published on a synthetic basis will no longer be representative for purposes of the U.K. benchmarks regulation. Accordingly, even if certain LIBOR settings continue on a synthetic basis, they are likely to have limited relevance to the financial markets generally.

In the United States, there have been various efforts to identify a set of alternative reference interest rates for LIBOR. The market has generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”) convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York. The ARRC has recommended that U.S. dollar LIBOR be replaced by the Secured Overnight Financing Rate (“SOFR”) plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. As a consequence of the FCA/IBA announcements, the spread adjustments for different tenors of U.S. dollar LIBOR have been set.

Although the foregoing reflects the likely timing and certain details of the LIBOR discontinuance, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published until any particular date or in any particular form.
The FCA and certain U.S. regulators have emphasized that, despite expected publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021.

Financial markets, particularly the trading market for LIBOR-based obligations, may be adversely affected by the discontinuation of LIBOR, the remaining uncertainties regarding its discontinuation, the alternative reference rates that will be used when LIBOR is discontinued (including SOFR) and other reforms related to LIBOR. There is no assurance that SOFR, as modified by an applicable spread adjustment, will be the economic equivalent of U.S. dollar LIBOR. SOFR-based rates will differ from U.S. dollar LIBOR, and the differences may be material.

SiriusPoint holds a significant amount of LIBOR-based investments and expects to continue to do so. After or before the discontinuation of LIBOR, many of these investments are expected to reset to an alternative reference rate. Resets could adversely affect our returns on these investments, depending on the differences between the initial rates and the reset rates.

Risks Relating to Insurance and Other Regulations
The regulatory framework under which SiriusPoint operates and potential changes thereto could have a material adverse effect on its business.

SiriusPoint's activities are subject to extensive regulation under the laws and regulations of the U.S., the U.K., Bermuda, Sweden and the EU and its member states and the other jurisdictions in which SiriusPoint operates.

SiriusPoint's operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which SiriusPoint's insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends, distributions and reductions of capital in certain circumstances. Statutes, regulations and policies to which SiriusPoint's insurance and reinsurance subsidiaries are subject may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.

SiriusPoint devotes a significant amount of time and resources to comply with various regulatory requirements imposed in Bermuda, Sweden, the U.S. and the U.K. and various other jurisdictions around the globe. There remains significant uncertainty as to the impact that these various regulations and legislation will have on SiriusPoint. Such impacts could include constraints on SiriusPoint's ability to move capital between subsidiaries or requirements that additional capital be provided to subsidiaries in certain jurisdictions, which may adversely impact SiriusPoint's profitability. In addition, while SiriusPoint currently has excess capital and surplus under applicable capital adequacy requirements, such requirements or similar regulations, in their current form or as they may be amended in the future, may have a material adverse effect on SiriusPoint's business, financial condition or results of operations.

SiriusPoint's insurance and reinsurance operating subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where SiriusPoint is currently engaged in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, SiriusPoint may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, SiriusPoint's activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act 2010 and the Bermuda Bribery Act 2016, which may increase the costs of regulatory compliance, limit or restrict SiriusPoint's ability to do business or engage in certain regulated activities, or subject SiriusPoint to the possibility of regulatory actions or proceedings.

In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulators or conflict between them also increases our legal and regulatory compliance complexity. There can be no assurance that SiriusPoint, its employees, or its agents acting on SiriusPoint's behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and, given the complex nature of the risks, it may not always be possible for SiriusPoint to ascertain compliance with such laws and regulations.

Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject SiriusPoint to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on SiriusPoint's business. Also, changes in the laws or regulations to which SiriusPoint is subject could have a material adverse effect on its business. In addition, in most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals SiriusPoint needs to conduct its activities. Such governmental and regulatory authorities may require SiriusPoint to incur substantial costs in order to comply with such laws and regulations.

We face risks related to changes in Bermuda law and regulations, and the political environment in Bermuda.

SiriusPoint is incorporated in Bermuda and certain of our operating companies are domiciled in Bermuda. Therefore, our exposure to potential changes in Bermuda law and regulations that may have an adverse impact on our operations, such as the imposition of tax liability, increased regulatory supervision or changes in regulation could have a material adverse effect on our business. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. SiriusPoint is unable to predict the impact of such changes on SiriusPoint's operations.

In addition, SiriusPoint may be impacted by changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading EU countries. Bermuda, which is an overseas territory of the United Kingdom, may consider changes to its relationship with the United

Kingdom in the future. A change to Bermuda's regulatory or political environment could have an adverse effect on the international reinsurance market focused there which could, in turn, have a material adverse impact on SiriusPoint.
We are subject to the risk of becoming an investment company under U.S. federal securities law.
The Investment Company Act of 1940, as amended (the “Investment Company Act”), regulates certain companies that invest in or trade securities. We rely on an exception under the Investment Company Act that is available to a company organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area has not been well developed and there is a lack of guidance as to the meaning of “primarily and predominantly” under the relevant exception under the Investment Company Act. For example, there is no standard for the amount of premiums that need be written relative to the level of a company’s capital in order to qualify for the exception. If this exception were deemed inapplicable to us, we would have to seek to register under the Investment Company Act as an investment company, which, under the Investment Company Act, would require an order from the SEC. Our inability to obtain such an order could have a significant adverse impact on our business.
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
Risks associated with changes in U.S. healthcare legislation could negatively affect our accident and health business.
We derive revenues from, among other things, the provision of accident and health premiums in the U.S., that is, providing insurance to institutions that participate in the U.S. healthcare delivery infrastructure. Changes in U.S. healthcare legislation, specifically the Patient Protection and Affordable Care Act of 2010 (the "Healthcare Act") (and legislative reforms related thereto), have made significant changes to the regulation of health insurance including, but not limited to, the healthcare delivery system, the healthcare cost reimbursement structure in the U.S. and the rate of growth of health care costs in the U.S. and may negatively affect our accident and health business. In addition, we may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. It is difficult to predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on our results of operations or financial condition.

The effects of, and uncertainty regarding, the U.K.'s withdrawal from the European Union could negatively impact SiriusPoint’s investment portfolio, business and results of operations.

On January 31, 2020, the U.K. withdrew from the EU, referred to as “Brexit.” The U.K. entered into a withdrawal agreement resulting in a transition period until December 31, 2020 during which the trading relationship between the U.K. and the EU remained the same. Uncertainty remains as to how the terms of the withdrawal agreement will be embedded beyond the transition period. The impact of the withdrawal on the U.K. and European economies and the broader global economy could be significant, resulting in negative impacts, such as increased volatility and illiquidity, and potentially lower economic growth on markets in the U.K., Europe and globally, which may negatively impact the value of SiriusPoint's investment portfolio, business and results of operations. Lloyd's has established a European subsidiary company in Brussels through which Lloyd's syndicates will have access to the EU single market and although Lloyd’s has previously given assurance that the European subsidiary company will not result in increased costs above the marginal costs which have already been incurred, the European regulators have asked that Lloyd’s syndicates update the operating model when writing European business through the Lloyd’s European Subsidiary based in Brussels in order to remain compliant with European regulatory requirements post Brexit; which may lead to increased costs and administrative burden. Sirius International and its U.K. branch can continue to write business on a passporting rights basis in the U.K. under a temporary permissions regime. The temporary permissions regime is expected to expire on December 31, 2021. Following the expiration of this temporary regime, Sirius International will lose its passporting rights to operate in the U.K. As a result, Sirius has applied to the U.K. regulators to establish a Third Country Branch, to enable it to continue to operate in the U.K. The approval for the branch is expected to be secured before the U.K. temporary permissions regime has expired on December 31, 2021. This will add an additional regulatory burden on the U.K. branch as it will fall under the direct supervision of the U.K. regulators.
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
Risks Relating to Taxation
We have significant deferred tax assets, which may become devalued if either SiriusPoint does not generate sufficient future taxable income or applicable corporate tax rates are reduced.

Without regard to our deferred tax liabilities, our deferred tax assets net of valuation allowance totaled $262 million as of March 31, 2021. Of this amount, $46.3 million relates to net deferred tax assets in U.S. subsidiaries, $142.2 million relates to net deferred tax assets in Luxembourg subsidiaries, and $73.5 million relates to net deferred tax assets in Sweden subsidiaries. These deferred tax assets reflect carryforward tax attributes, some of which are subject to future expiration, and temporary differences between the book basis and tax basis of various assets and liabilities. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase applicable valuation allowance(s). Most of our deferred tax assets are determined by reference to applicable corporate income tax rates, in particular in the U.S., Luxembourg and Sweden. Accordingly, in the event of new legislation that reduces any such corporate income tax rates, the carrying value of certain deferred tax assets would decrease. A material devaluation in the Company’s deferred tax assets due to either insufficient taxable income or lower corporate income tax rates would have an adverse effect on SiriusPoint's results of operations and financial condition.

In 2016 and early 2021, one of our legacy U.S. subgroups with legacy tax attributes experienced an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which is defined as an increase in the percentage of ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) by more than 50% over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). As a result, such U.S. subgroup is subject to annual limitations on its tax loss and credit carryforwards based on the equity value of the subgroup immediately before each ownership change, multiplied by an IRS-published rate. We have taken into account the application of Section 382 in evaluating the recoverability of our net deferred tax assets in the U.S. In the event the U.S. subgroup experiences another ownership change in the future, the Section 382 limitation would apply again on top of the pre-existing Section 382 limitations.
Certain of our non-U.S. entities may become subject to United States federal income taxation.
We believe that our activities, as currently conducted and as contemplated, will not cause our non-U.S. entities to be treated as engaging in a United States trade or business and will not cause us to be subject to current United States federal income taxation on our net income (except for specific subsidiaries due to their respective operating models). Because there are no definitive standards provided by the Code, regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature and must be made annually, we cannot assure you that the United States Internal Revenue Service, (the “IRS”), will not successfully assert that we are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current United States federal income taxation. If one of our non-U.S. entities were deemed to be engaged in a trade or business in the United States (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), it would become subject to United States federal income tax on its income “effectively connected” (or treated as effectively connected) with the U.S. trade or business, and would become subject to the “branch profits” tax on its earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially and adversely affect our operations and financial condition.
We could become subject to income tax in one or more countries, including the United States., as a result of activities performed by us, adverse developments or changes in law, contrary conclusions by the relevant tax authorities or other causes. The imposition of any of these income taxes could materially and adversely affect our operations and financial condition.
Certain of our intragroup transactions could become subject to the U.S. Base Erosion and Anti-Abuse Minimum Tax (“BEAT”), which could have a material adverse impact on operating results and make it difficult to forecast our effective tax rate.
Introduced by the 2017 Tax Cuts and Jobs Act, the BEAT tax is essentially an additional tax that can apply to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates (“base erosion payments”), including cross-border reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided.

Under the BEAT statute and Treasury regulations issued thereunder, a U.S. taxpayer may qualify for certain exemptions from BEAT based on its historical gross receipts or base erosion payments being below specified thresholds. The availability of the latter exemption depends on the total amounts of base erosion payments and U.S. tax deductions for the current tax year, which is not yet known. Accordingly, while we intend to operate in a manner that limits our exposure to BEAT, uncertainty remains and we cannot reassure you that we will not be subject to material amounts of BEAT in the future.
Intragroup distributions and other payments of cash or other assets could become subject to incremental income or withholding taxes.
The Company has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or to one of its intermediary subsidiaries as dividends or otherwise, they may be subject to withholding tax by the source country and/or income tax by the recipient country. The Company generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in connection with guidance and proposals from the OECD. Accordingly, such payments or distributions may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments.
If we were treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, our U.S. shareholders would be subject to adverse tax consequences.
PFIC status of the Company would subject a U.S. shareholder to tax on amounts in advance of when tax would otherwise be imposed, in which case its investment in the Company could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. federal income tax laws. A U.S. shareholder may avoid some of the adverse tax consequences of owning an equity interest in a PFIC by making a qualified electing fund election. Such an electing U.S. shareholder is likely to recognize income in a taxable year in amounts significantly greater than the distributions received from the Company, if any.

We will be treated as a PFIC for U.S. federal income tax purposes in any taxable year for which either (i) at least 75% of our gross income consists of certain types of "passive income" or (ii) at least 50% of the average value of our assets produce, or are held for the production of, passive income. Passive income includes dividends, interest, rents and royalties. For these purposes, if we own (directly or indirectly) at least 25% (by value) of the stock of another corporation, for purposes of determining whether we are a PFIC, we are treated as holding the proportionate share of the assets of such other corporation, and as receiving directly the proportionate share of the income of such other corporation. Under a specific exception, passive income does not include income derived in the active conduct of an insurance business by a qualifying insurance corporation. Whether an insurance company is a qualifying insurance corporation is determined based on an asset to liability test. The test requires the insurance company to have applicable insurance liabilities in excess of 25% of its total assets as reported on the company's financial statements. In January 2021, the U.S. Treasury and IRS issued final and proposed regulations providing guidance on the active insurance business exception, including the 25% test and calculation of income that is not treated as passive. The proposed regulations are not effective until adopted in final form. The IRS has requested comments on several aspects of the proposed regulations. It is uncertain when the proposed regulations will be finalized, and whether and how the provisions of any final or temporary regulations will vary from proposed regulations.

Based on our assets, income, applicable financial statements, and activities, including those of our subsidiaries engaged in the active conduct of an insurance business, we do not expect that we will be treated as a PFIC in 2021. However, this conclusion is not free from doubt and the IRS could take a contrary position. While we expect that our insurance subsidiaries will qualify for the active insurance income exception for qualified insurance corporations, in light of pending regulations and in the absence of other detailed guidance, there can be no assurance that our insurance subsidiaries will meet the requirements for this exception. Moreover, PFIC classification is a factual determination made annually, and even if we are not a PFIC in 2021, we could become a PFIC in later years. Accordingly, we cannot assure you that we will not be treated as a PFIC for 2021 or for any future year.
If we were treated as a controlled foreign corporation (“CFC”) with respect to a U.S. shareholder or we were subject to the rules for related person insurance income (“RPII”), certain U.S. shareholders (including tax-exempts) could become subject to adverse tax consequences.

A CFC for U.S. federal income tax purposes is any foreign corporation if, on any day of the taxable year, 10% U.S. shareholders own (directly, indirectly through foreign entities or by attribution by application of certain constructive ownership rules) more than 50% (25% in the case of certain insurance companies) of the total combined voting power of all classes of that corporation's voting shares, or more than 50% (25% in the case of certain insurance companies) of the total value of all the corporation's shares. If we were a CFC, each 10% U.S. shareholder must annually include in its income its pro rata share of our "subpart F income," and "global intangible low-taxed income" even if no distributions are made.

If, with respect to any of our non-U.S. insurance subsidiaries, (i) 20% or more of the gross income in any taxable year is attributable to insurance or reinsurance policies of which the direct or indirect insureds are direct or indirect U.S. shareholders of Sirius Group (regardless of the number of shares owned by those shareholders) or persons related to such U.S. shareholders and (ii) direct or indirect insureds, whether or not U.S. persons, and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, U.S. shareholders would most likely be required to include their allocable share of the RPII of the applicable subsidiary for the taxable year in its income, even if no distributions are made. We believes it is not likely that these conditions will be satisfied. However, we cannot assure you that this will be the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of RPII in any taxable year.
In addition, subpart F insurance income will be allocated to a tax-exempt organization owning (or treated as owning) our shares if we are a CFC as discussed above and it is a 10% U.S. shareholder or we earn related person insurance income and the exceptions described above do not apply. We cannot assure you that United States persons holding our shares (directly or indirectly) will not be allocated subpart F insurance income. United States tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our shares.
We may become subject to U.S. withholding and information reporting requirements under the Foreign Account Tax Compliance Act (“FATCA”) provisions.
The Hiring Incentives to Restore Employment Act provides that a 30% withholding tax will be imposed on certain payments of U.S. source income and certain payments of proceeds from the sale of property that could give rise to U.S. source interest or dividends unless we and certain of our non-U.S. subsidiaries enter into an agreement with the IRS to disclose the name, address and taxpayer identification number of certain U.S. persons that own, directly or indirectly, an interest in the Company as well as certain other information relating to any such interest. The IRS has released final and proposed regulations and other guidance that provide for the phased implementation of the foregoing withholding and reporting requirements. On December 19, 2013, the U.S. Department of the Treasury signed a Model 2 non-reciprocal intergovernmental agreement (the "Model 2 IGA") with Bermuda. The Model 2 IGA modifies the foregoing requirements but generally requires similar information to be disclosed to the IRS. Although we will attempt to satisfy any obligations imposed on it to avoid the imposition of this withholding tax, no assurance can be given that we will be able to satisfy these obligations. If we or any of our subsidiaries were to become subject to a withholding tax as a result of FATCA, the return of all shareholders may be materially adversely affected.
New tax laws and regulations, along with changes in existing tax laws and regulations, are continuously being proposed and enacted; more specifically, the OECD and Biden administration have published proposals that, if enacted, could result higher taxation of the Company and/or its shareholders.
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
Through governmental and public consultation, the OECD has introduced various proposals intended to harmonize taxing frameworks across participating countries while deterring perceived tax base erosion. The proposals include a new “global minimum tax” framework consisting of (i) a “top up” tax by a holding company’s country of residence of its subsidiaries with an effective tax rate below an agreed minimum rate and (ii) and an “undertaxed payment” rule pursuant to which a company’s country of residence would tax otherwise deductible payments made to any affiliate with an effective tax rate below an agreed minimum rate.

More recently, the Biden administration has announced its support for the OECD’s global minimum tax initiative and proposed various new tax reform measures including an increase in the corporate tax rate, a new minimum tax on “book” income, and replacement of BEAT with a version of the OECD’s undertaxed payment rule (discussed above).
According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list”. Relatedly, in 2020, Bermuda was removed from the list of non-cooperative jurisdictions maintained by the Council of European Union. Nonetheless, these classifications are subject to change, especially in light of the OECD’s other initiatives including the global minimum tax. Accordingly we are unable to predict whether any changes will be made to these classifications or whether any such changes in classification or in tax law, would subject us or our Bermuda entities to new or additional taxes in the future.
As a result of changes in applicable tax law emanating from the developments discussed above (or other future developments), our earnings could become subject to increased income tax, or intercompany payments or transactions could become subject to additional tax, in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed. The applicable tax authorities could also attempt to apply such taxes to past earnings and payments. Any such additional taxes could materially increase our effective tax rate and adversely affect our financial position and operating results. Also, new tax or information reporting laws may increase the complexity and costs associated with tax compliance.
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
A significant number of our common shares are currently restricted as a result of applicable securities laws, but are eligible for sale subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of March 31, 2021, we also had reserved for issuance common shares underlying certain warrants to purchase, in the aggregate, up to 28,529,974 common shares. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
As of March 31, 2021, a total of 30,634,456 common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. As of March 31, 2021, there were share options outstanding (subject to vesting) for 10,439,665 common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
Only one industry analyst covers our Company and the publications of negative research or reports and the failure to publish reports about our business, could impact our share price and our trading volume could decline.
The trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us, our business and our market. Currently, only one industry analyst covers the Company. The limited number of analysts covering our Company impacts our share price and trading volume of our shares. If this analyst ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline.
If the ownership of our common shares continues to be concentrated, it could prevent you and other shareholders from influencing significant corporate decisions.
As of March 31, 2021, CM Bermuda Ltd., Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and BlackRock, Inc., beneficially own approximately 41.44%, 9.37% and 7.82%, of our issued and outstanding common shares, respectively, on an as converted basis after giving effect to the issuance of vested warrants and 9.9%, 9.37% and 7.82% of the voting power, on an as converted basis after giving effect to the issuance of warrants and options representing the right to purchase 20,991,337 common shares. As a result, CM Bermuda Ltd., the Loeb Entities, BlackRock, Inc. and our directors and named executive officers could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.

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

Our bye-laws also contain a provision that will cap the total voting power of CM Bermuda, its affiliates and related persons’ in SiriusPoint at 9.9% for so long as CM Bermuda, its affiliates and related persons hold more than 9.9% of our common stock.

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
General Risk Factors
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
•our ability to successfully integrate Sirius Group following the acquisition;
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended March 31, 2021:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2021 - January 31, 2021	—	$—	—	$61,295,462
February 1, 2021 - February 28, 2021	—	—	—	61,295,462
March 1, 2021 - March 31, 2021	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the amount remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information

On May 6, 2021, the Board of Directors of the Company appointed Anthony L. LeHan, the Company’s current Senior Vice President and Chief Accounting Officer, as Principal Accounting Officer. Mr. LeHan will replace Christopher Coleman as the Company’s Principal Accounting Officer. As previously announced, Mr. Coleman's service to the Company terminates on May 11, 2021, which is the first business day following the filing of this report. Mr. LeHan’s appointment was effective May 6, 2021.

Mr. LeHan, 60, has served as Senior Vice President and Chief Accounting Officer of the Company since February 26, 2021. Previously, Mr. LeHan served as Senior Vice President and Chief Accounting Officer from January 2016 to February 2021 of Sirius International Insurance Group, Ltd., prior to the acquisition of Sirius Group by the Company.

Mr. LeHan has no family relationships with any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer of the Company. Mr. LeHan is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. LeHan will continue working under his existing compensation arrangement. Mr. LeHan has not entered into any material plan, contract, arrangement or amendment in connection with his appointment as Principal Accounting Officer. Mr. LeHan will not receive any grant or award as a result of his appointment.

ITEM 6. Exhibits

3.1	Bye-laws of SiriusPoint Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
3.2	Series A Preference Shares Certificate of Designation, dated February 26, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
3.3
Amended and Restated Series B Preference Shares Certificate of Designation, dated March 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 18, 2021).

3.4	Certificate of Incorporation on Change of Name.
4.1	Warrant Agreement, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.2	Contingent Value Rights Agreement, dated February 26, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.3	Upside Rights, dated February 26, 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.4
Registration Rights Agreement, between SiriusPoint Ltd. and CM Bermuda Limited, dated February 26, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.5
Investor Rights Agreement, between SiriusPoint Ltd. and CM Bermuda Limited, dated February 26, 2021 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.6
Investor Rights Agreement, between SiriusPoint Ltd. and Daniel S. Loeb, dated February 26, 2021 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.7
Assumption Agreement, by and among SiriusPoint Ltd., Bain Capital Special Situations Asia, L.P., CCOF Master, L.P., Centerbridge Credit Partners Master, LP, Centerbridge Special Credit Partners III, LP, and GPC Partners Investments (Canis) LP, dated February 26, 2021 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.8	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 7, 2021).
10.1*	Amended and Restated Employment agreement dated as of February 15, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran.
10.2*	Amended and Restated Restricted Shares Agreement.dated as of February 15, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran.
10.3*	Employee Share Option Agreement, dated as of February 26, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran.
10.4*	Separation Agreement and Release dated January 20, 2021 by and between Third Point Reinsurance Ltd. and Christopher S. Coleman.
10.5*	David W. Junius Employment Offer Letter dated September 23, 2021.
10.6*	Rachael Dugan Employment Offer Letter dated January 19, 2021.
10.7*	Vievette Henry Employment Offer Letter dated January 28, 2021.
10.8*	Prashanth Gangu Employment Offer Letter dated February 3, 2021.
10.9*	Ming Zhang Employment Agreement dated November 3, 2020.
10.10*	Employee Restricted Share Award Agreement, dated as of November 23, 2020, by and between Third Point Reinsurance Ltd. and Ming Zhang.
10.11*	Amended and Restated Director Compensation Policy dated February 23, 2021.
10.12*	Form of Director Restricted Shares Agreement (Special Award).
10.13*	Form of Employee Restricted Shares Agreement (Legacy TPRE – Retention Awards).
10.14*	Form of Employee Restricted Share Unit Agreement (Legacy Sirius - Retention Awards).
10.15*	Form of Employee Restricted Shares Agreement (Sign-on Awards).
10.16*	Form of Employee Service Restricted Share Unit Agreement.
10.17*	Form of Employee Share Option Agreement.

18	Letter of PricewaterhouseCoopers LLP, dated May 10, 2021, relating to change in accounting principle.
22	Subsidiary Issuers.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*    Management contracts or compensatory plans or arrangements
**    This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SiriusPoint Ltd.
Date: May 10, 2021
/s/ Sid Sankaran
Sid Sankaran
Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Junius
David W. Junius
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)