Form 10-Q
period 2021-06-30
SiriusPoint Ltd
filed 2021-08-05
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-36052
SIRIUSPOINT LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1599372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Point House
3 Waterloo Lane
Pembroke HM 08, Bermuda
+1 441 542-3300
(Address of Principal Executive Offices) (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, $0.10 par value	SPNT	New York Stock Exchange
8.00% Resettable Fixed Rate Preference Shares, Series B, $0.10 par value, $25.00 liquidation preference per share	SPNT PB	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of August 3, 2021, the registrant had 162,121,788 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2021 and December 31, 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	June 30, 2021	December 31, 2020
Assets
Investments in related party investment funds, at fair value (cost - $891.9; 2020 - $891.9)	$1,254.4	$1,055.6
Debt securities, trading, at fair value (cost - $2,006.3; 2020 - $91.4)	2,009.3	101.3
Short-term investments, at fair value (cost - $767.7; 2020 - N/A)	766.7	—
Equity securities, trading, at fair value (cost - $4.9; 2020 - N/A)	5.0	—
Other long-term investments, at fair value (cost - $414.9; 2020 - $4.0)	463.7	4.0
Total investments	4,499.1	1,160.9
Cash and cash equivalents	1,032.6	526.0
Restricted cash and cash equivalents	1,554.4	1,187.9
Due from brokers	55.7	94.9
Interest and dividends receivable	11.1	0.9
Insurance and reinsurance balances receivable, net	1,515.3	441.9
Deferred acquisition costs, net and value of business acquired	212.1	68.6
Unearned premiums ceded	247.0	20.5
Loss and loss adjustment expenses recoverable, net	516.6	14.4
Deferred tax asset	216.3	0.4
Intangible assets	176.7	—
Other assets	153.7	18.8
Total assets	$10,190.6	$3,535.2
Liabilities
Loss and loss adjustment expense reserves	$4,232.3	$1,310.1
Unearned premium reserves	1,238.1	284.8
Reinsurance balances payable	526.3	78.1
Deposit liabilities	148.6	153.0
Securities sold, not yet purchased, at fair value	10.0	12.0
Due to brokers	38.9	—
Accounts payable, accrued expenses and other liabilities	164.1	17.6
Deferred tax liability	190.2	—
Liability-classified capital instruments	122.2	—
Debt	836.5	114.3
Total liabilities	7,507.2	1,969.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	—
Common shares (issued and outstanding: 161,945,750; 2020 - 95,582,733)	16.2	9.6
Additional paid-in capital	1,646.6	933.9
Retained earnings	815.8	620.4
Accumulated other comprehensive income	1.5	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,680.1	1,563.9
Noncontrolling interests	3.3	1.4
Total shareholders’ equity	2,683.4	1,565.3
Total liabilities, noncontrolling interests and shareholders’ equity	$10,190.6	$3,535.2

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2021 and 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Net premiums earned	$466.3	$140.8	$722.3	$287.1
Net realized and unrealized investment gains	23.9	36.0	55.4	47.6
Net investment income (loss) from investments in related party investment funds	45.6	98.6	198.8	(102.2)
Other net investment income	7.9	2.6	9.7	6.8
Net investment income (loss)	77.4	137.2	263.9	(47.8)
Other revenues	17.8	—	26.4	—
Total revenues	561.5	278.0	1,012.6	239.3
Expenses
Loss and loss adjustment expenses incurred, net	255.1	89.1	403.2	176.9
Acquisition costs, net	105.6	43.7	174.6	92.9
Other underwriting expenses	72.3	7.8	102.5	15.0
Net corporate and other expenses	25.7	8.9	94.0	15.3
Intangible asset amortization	1.3	—	2.1	—
Interest expense	9.8	2.0	14.7	4.1
Foreign exchange (gains) losses	12.0	(0.8)	(0.4)	(9.0)
Total expenses	481.8	150.7	790.7	295.2
Income (loss) before income tax expense	79.7	127.3	221.9	(55.9)
Income tax expense	(9.6)	(3.3)	(19.4)	(3.7)
Net income (loss)	70.1	124.0	202.5	(59.6)
Net income attributable to noncontrolling interests	(1.6)	—	(1.6)	—
Net income (loss) available to SiriusPoint	68.5	124.0	200.9	(59.6)
Dividends on Series B preference shares	(4.0)	—	(5.5)	—
Net income (loss) available to SiriusPoint common shareholders	$64.5	$124.0	$195.4	$(59.6)
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.37	$1.33	$1.32	$(0.65)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.37	$1.33	$1.30	$(0.65)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	158,832,629	92,593,599	137,912,915	92,392,718
Diluted	160,894,216	92,738,293	139,561,196	92,392,718

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2021 and 2020
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Comprehensive income (loss)
Net income (loss)	$70.1	$124.0	$202.5	$(59.6)
Other comprehensive income
Change in foreign currency translation, net of tax	1.1	—	1.5	—
Total other comprehensive income	1.1	—	1.5	—
Comprehensive income (loss)	71.2	124.0	204.0	(59.6)
Net income attributable to noncontrolling interests	(1.6)	—	(1.6)	—
Comprehensive income (loss) available to SiriusPoint	$69.6	$124.0	$202.4	$(59.6)
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended June 30, 2021 and 2020
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Series B preference shares
Balance, beginning of period	$200.0	$—	$—	$—
Issuance of preference shares, net	—	—	200.0	—
Balance, end of period	200.0	—	200.0	—
Common shares
Balance, beginning of period	16.2	9.5	9.6	9.4
Issuance of common shares, net	—	—	0.2	0.1
Issuance of common shares for Sirius Group acquisition	—	—	5.8	—
Issuance of common shares to related party	—	—	0.6	—
Balance, end of period	16.2	9.5	16.2	9.5
Additional paid-in capital
Balance, beginning of period	1,639.6	928.9	933.9	927.7
Issuance of common shares, net	—	—	65.7	(0.4)
Issuance of common shares for Sirius Group acquisition	—	—	589.7	—
Issuance of common shares to related party	—	—	48.0	—
Share compensation expense	7.0	1.6	9.3	3.2
Balance, end of period	1,646.6	930.5	1,646.6	930.5
Retained earnings
Balance, beginning of period	751.3	293.3	620.4	476.9
Net income (loss)	70.1	124.0	202.5	(59.6)
Net income attributable to noncontrolling interests	(1.6)	—	(1.6)	—
Dividends on preference shares	(4.0)	—	(5.5)	—
Balance, end of period	815.8	417.3	815.8	417.3
Accumulated other comprehensive income
Accumulated net foreign currency translation
Balance, beginning of period	0.4	—	—	—
Net change in foreign currency translation	1.1	—	1.5	—
Balance, end of period	1.5	—	1.5	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,680.1	1,357.3	2,680.1	1,357.3
Noncontrolling interests	3.3	—	3.3	—
Total shareholders’ equity	$2,683.4	$1,357.3	$2,683.4	$1,357.3

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2021 and 2020
(expressed in millions of U.S. dollars)

	2021	2020
Operating activities
Net income (loss)	$202.5	$(59.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation expense	9.3	3.2
Net interest expense on deposit liabilities	1.8	2.0
Net realized and unrealized gain on investments and derivatives	(61.8)	(55.2)
Net realized and unrealized (gain) loss on investment in related party investment funds	(198.8)	102.2
Net foreign exchange gains	(0.4)	(9.0)
Other revenues	(26.4)	—
Amortization of premium and accretion of discount, net	3.7	0.5
Amortization of intangible assets	2.1	—
Depreciation and other amortization	3.0	—
Changes in assets and liabilities:
Insurance and reinsurance balances receivable	127.4	32.5
Deferred acquisition costs, net and value of business acquired	4.4	16.2
Unearned premiums ceded	(37.5)	(9.6)
Loss and loss adjustment expenses recoverable	(41.5)	(4.5)
Deferred tax asset/liability	13.5	3.7
Other assets	9.7	(1.4)
Interest and dividends receivable, net	(2.2)	—
Loss and loss adjustment expense reserves	(8.9)	32.9
Unearned premium reserves	53.3	(25.1)
Reinsurance balances payable	60.1	7.2
Accounts payable, accrued expenses and other liabilities	(100.9)	(5.6)
Net cash provided by operating activities	12.4	30.4
Investing activities
Purchases of investments	(1,046.6)	(421.7)
Proceeds from sales and maturities of investments	1,165.4	363.0
Purchases of investments to cover short sales	(11.8)	(2.8)
Proceeds from short sales of investments	11.2	22.3
Change in due to/from brokers, net	70.5	(167.6)
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	631.9	—
Net cash provided by (used in) investing activities	820.6	(206.8)
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	50.8	—
Taxes paid on withholding shares	(0.3)	(0.3)
Cash dividends paid to preference shareholders	(4.2)	—
Net payments on deposit liability contracts	(6.2)	(5.2)
Net cash provided by (used in) financing activities	40.1	(5.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	873.1	(181.9)
Cash, cash equivalents and restricted cash at beginning of period	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of period	$2,587.0	$1,472.1

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
On May 27, 2021, in connection with an internal reorganization, Sirius International Group, Ltd. (“SIG”), Sirius International Holdings Ltd. and Sirius International Insurance Group, Ltd., wholly-owned subsidiaries of the Company, merged with and into the Company, with the Company being the surviving entity. In addition, on May 27, 2021, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) merged with and into Sirius Bermuda Insurance Company Ltd. (“Sirius Bermuda”), with Sirius Bermuda being the surviving entity. Upon the effectiveness of the merger, Sirius Bermuda changed its name to SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”). All references to SiriusPoint Bermuda refer to legacy Third Point Re BDA and Sirius Bermuda, unless otherwise indicated.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “2020 Form 10-K”) and revised sections of the 2020 Form 10-K included in the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021 (the “Recast Form 10-K”).
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
The results for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the full calendar year.
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
The following tables provide a summary of the retrospective impact from the change in accounting policy on the Company’s condensed consolidated financial statements:
Condensed consolidated balance sheet

	December 31, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable, net	$559.4	$(117.5)	$441.9
Deferred acquisition costs, net and value of business acquired	134.3	(65.7)	68.6
Unearned premiums ceded	27.7	(7.2)	20.5
Total assets	3,725.6	(190.4)	3,535.2

Reinsurance balances payable	80.4	(2.3)	78.1
Unearned premium reserves	472.9	(188.1)	284.8
Total liabilities	2,160.3	(190.4)	1,969.9

Shareholders’ equity attributable to SiriusPoint common shareholders	$1,563.9	$—	$1,563.9
Condensed consolidated statement of income (loss)

	Three months ended June 30, 2020			Six months ended June 30, 2020
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	Restated amount
Gross premiums written	$157.6	$(9.9)	$147.7	$361.7	$(88.3)	$273.4
Gross premiums ceded	(30.5)	12.1	(18.4)	(30.2)	9.3	(20.9)
Net premiums written	127.1	2.2	129.3	331.5	(79.0)	252.5
Change in net unearned premium reserves	13.7	(2.2)	11.5	(44.4)	79.0	34.6
Net premiums earned	$140.8	$—	$140.8	$287.1	$—	$287.1

Net income (loss) available to SiriusPoint common shareholders	$124.0	$—	$124.0	$(59.6)	$—	$(59.6)

Condensed consolidated statement of cash flows

	Six months ended June 30, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable	$(18.4)	$50.9	$32.5
Deferred acquisition costs, net and value of business acquired	(17.6)	33.8	16.2
Unearned premiums ceded	(18.9)	9.3	(9.6)
Unearned premium reserves	63.2	(88.3)	(25.1)
Reinsurance balances payable	12.9	(5.7)	7.2
Net cash provided by operating activities	$30.4	$—	$30.4
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
Liability-classified capital instruments
As part of the consideration transferred in the acquisition of Sirius Group, the Company issued various instruments that were classified as liabilities based on their terms, notably the settlement features for each and any potential adjustments to the exercise price for the warrants issued. Liability-classified capital instruments reported in the condensed consolidated balance sheets include Series A preference shares, Merger warrants, Private warrants, Sirius Group Public Warrants, Upside Rights and CVRs. See Note 3 for additional information on each of these instruments. The liability-classified capital instruments are carried at fair value with changes in fair value included in other revenues in the condensed consolidated statements of income (loss).
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
Loan participations
Loan participations that qualify for sale accounting under ASC Topic 860 Transfers and Servicing of Financial Assets, are carried at fair value. The fair value of loan participations is estimated using discounted cash flow analysis. The Company includes loan participations in other assets in the condensed consolidated balance sheets.
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of Sirius America Insurance Company. The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are reported in shareholder's equity, in accumulated other comprehensive income. As of June 30, 2021, the Company had net unrealized foreign currency translation gains of $1.5 million recorded in accumulated other comprehensive income on its condensed consolidated balance sheet.
Assets and liabilities relating to foreign operations are translated into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The resulting exchange gains and losses are reported as a component of net income (loss) in the period in which they arise within net realized and unrealized gains (losses) and net foreign exchange gains (losses).
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint common shareholders.
Short-term investments
The Company previously included short-term investments within debt securities on the condensed consolidated balance sheets. As a result of the acquisition of Sirius Group, these balances have significantly grown and are now disclosed as a separate line item in the condensed consolidated balance sheets in accordance with Rule 7-03 of Regulation S-X. Short-term investments consist of U.S. treasury bills, certificates of deposit and other securities, which, at the time of purchase, mature within a period of greater than three months but less than one year. This balance sheet reclassification had no impact on the previously reported total investments, total assets or shareholders’ equity attributable to SiriusPoint common shareholders.
Recently issued accounting standards
Issued and effective as of June 30, 2021
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
Issued but not yet effective as of June 30, 2021
In May 2021, the FASB issued Accounting Standards Update 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The amendments in ASU 2021-04 affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. ASU 2021-04 is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This new pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Other accounting pronouncements issued during the six months ended June 30, 2021 were either not relevant to the Company or did not impact the Company’s condensed consolidated financial statements.
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
During the six months ended June 30, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
Upon the third anniversary of the closing date of the Sirius Group acquisition, as described in the Series A Certificate of Designation and pursuant to the analysis of an independent actuarial team, the Company will calculate the total amount of Third Point Reinsurance Ltd.’s (“TPRE”) COVID-19 losses in excess of $51.1 million (the “TPRE Net COVID Loss”) and the total amount of Sirius Group’s COVID-19 losses in excess of $150.0 million (the “Sirius Net COVID Loss”). If TPRE’s COVID-19 losses are less than or equal to $51.1 million, the TPRE Net COVID Loss will equal $0, and if Sirius Group’s COVID-19 losses are less than or equal to $150.0 million, the Sirius Net COVID Loss will equal $0. Should the Sirius Net COVID Loss be greater than the TPRE Net COVID Loss, then a number of Series A preference shares will be forfeited equal to (x) the lesser of (i) the Sirius Net COVID Loss minus the TPRE Net COVID Loss and (ii) $100.0 million divided by (y) the volume weighted average price (“VWAP”) measured over the 30 business day (where normal trading occurs on U.S. national and regional exchanges) (“Trading Day”) period prior to the date five business days after the calculation of the TPRE Net COVID Loss and Sirius Net COVID Loss (the “Final Adjustment Determination Date”). Should the TPRE Net COVID Loss be greater than the Sirius Net COVID Loss, then a number of Series A preference shares will be issued equal to (x) the TPRE Net COVID Loss minus the Sirius Net COVID Loss divided by (y) the 30-Trading Day VWAP during the period prior to the Final Adjustment Determination Date. After either such adjustment occurs, the Series A preference shares will convert into common shares based on the conversion ratio of one Series A preference share to one common share, subject to the adjustment as set forth in the Series A Certificate of Designation.
Series A preference shares are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recorded $2.4 million of gains from the change in fair value of the Series A preference shares. As of June 30, 2021, the fair value of the Series A preference shares is estimated to be $38.4 million.
Merger Warrants
On February 26, 2021, the Company entered into a warrant agreement (the “Warrant Agreement”) with respect to the consideration price of the Sirius Group acquisition. Pursuant to the Warrant Agreement, each warrant (“Merger warrant”) permits the holder thereof to purchase one common share for $11.00, subject to adjustment as set forth in the Warrant Agreement. The warrants are exercisable at any time after February 26, 2021 through the fifth anniversary of the closing date of the acquisition of Sirius Group. If the warrants are not exercised prior to the fifth anniversary, the warrants will expire without value. As of June 30, 2021, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recorded $3.0 million of gains from the change in fair value of the Merger warrants. As of June 30, 2021, the estimated fair value of the Merger warrants is $50.4 million.
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
Prior to February 26, 2021, the Private warrants were exercisable for an aggregate of 5,418,434 Sirius Group shares. On February 26, 2021, each Private warrant ceased to represent the right to purchase Sirius Group shares and each Sirius Warrant Holder was instead granted the right to receive, upon exercise of a Private warrant, a contingent cash payment which, taken together with the fraction of the Company common share received, guarantees that on the second anniversary of February 26, 2021, the electing shareholder will have received equity and cash valued at least $13.73 per Sirius Group common share. The exercise price was also adjusted in accordance with the terms of the merger and the Private warrants to $13.00.
The Private warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recorded $1.0 million of gains from the change in fair value of the Private warrants. As of June 30, 2021, the estimated fair value of the Private warrants is $6.3 million.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation, each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”). From February 26, 2021, holders of the Sirius Group Public Warrants have the right to receive the merger consideration that the holder of the Sirius Group Public Warrants would have received if such holder had exercised his, her or its warrants immediately prior to February 26, 2021. Because the exercise price of such Sirius Group Public Warrants of $18.89 was greater than the per share merger consideration, no such warrants were exercised prior to the completion of the merger and therefore no merger consideration was paid to holders of such warrants. The Sirius Group Public Warrants are no longer listed on any public exchange and will terminate in accordance with their terms. The Sirius Group Public Warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. As of June 30, 2021, the estimated fair value of the Sirius Group Public Warrants is $2.6 million.
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

The Upside Rights are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recorded $4.9 million of gains from the change in fair value of the Upside Rights. As of June 30, 2021, the estimated fair value of the Upside Rights is $1.6 million.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with respect to the consideration price of the Sirius Group acquisition. Pursuant to the CVR Agreement, the Company issued CVRs representing the right to receive a contingent cash payment of (1) in the case of acceleration upon certain breaches of the CVR Agreement, $13.73 minus the VWAP of the Company shares measured over the 14 consecutive trading day period beginning on the date a breach is declared, multiplied by 0.743, (2) on the second anniversary (the “Maturity Date”) of the merger, $13.73 minus the VWAP of the Company’s common shares measured over the 14 consecutive trading day period prior to the Maturity Date multiplied by 0.743 and (3) in the case of redemption by the Company prior to the Maturity Date, the discounted present value of $13.73, discounted from the Maturity Date to the last day of the 14 consecutive trading day period beginning on the date of the redemption notice (“Redemption Valuation Period”), minus the VWAP of the Company shares measured over the Redemption Valuation Period multiplied by 0.743.
The CVRs are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recorded $4.1 million of gains from the change in fair value of the CVRs. As of June 30, 2021, the fair value of the CVRs is $22.9 million. The CVRs became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021.
Purchase Price
The components of the Company's total purchase price for Sirius Group at February 26, 2021 were as follows:

Cash consideration
Sirius Group shares acquired for cash		$100.4
Common Shares
Common Shares issued by SiriusPoint	58,331,196
SiriusPoint share price as of February 26, 2021	$10.21	595.6
Preference Shares
Series A Preference Shares issued, at fair value		40.8
Series B Preference Shares issued, at fair value (1)		200.0
Warrants
Merger warrants issued, at fair value		53.4
Private warrants issued, at fair value		7.3
Sirius Group Public Warrants, at fair value		2.6
Upside Rights
Upside Rights issued, at fair value		6.5
Contingent value rights (CVRs)
CVRs issued, at fair value		27.0
CVR waiver restricted shares		0.7
Other
Fair value of the replaced Sirius Group equity awards attributable to pre-combination services		37.5
Transaction fee reimbursement		8.0
Total purchase price		$1,079.8
(1)See Note 16 for additional information.

Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of major classes of identifiable assets acquired and liabilities assumed of Sirius Group as of February 26, 2021, the date the transaction closed:

Identifiable net assets:
Cash and investments	$3,944.1
Insurance and reinsurance balances receivable, net	1,201.0
Reinsurance assets	649.7
Value of business acquired	147.9
Deferred tax asset	231.6
Intangible assets	178.8
Other assets	181.9
Loss and loss adjustment expense reserves	(2,928.5)
Unearned premium reserves	(900.0)
Deferred tax liability	(192.4)
Debt	(728.2)
Other liabilities	(695.2)
Total identifiable net assets acquired	1,090.7
Total purchase price	1,079.8
Bargain purchase gain	$10.9

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
•Indefinite-lived insurance intangible assets - to establish the fair value of identifiable indefinite-lived insurance intangible assets acquired (Lloyd’s capacity and insurance licenses). The Company recognized identifiable indefinite lived intangible assets of $48.8 million; and
•Deferred tax - to reflect adjustments to net deferred tax assets and liabilities related to the fair value adjustments above.

Identifiable intangible assets at February 26, 2021 and at June 30, 2021, consisted of the following, and are included in intangible assets on the Company’s condensed consolidated balance sheet:

	Amount	Economic Useful Life
Distribution relationships	$75.0	17 years
MGA relationships	34.0	13 years
Lloyd’s Capacity - Syndicate 1945	41.8	Indefinite
Insurance licenses	7.0	Indefinite
Trade name	16.0	16 years
Internally developed and used computer software	5.0	5 years
Identifiable intangible assets, before amortization, at February 26, 2021	178.8
Amortization (from February 26, 2021 through June 30, 2021)	(2.1)
Net identifiable intangible assets at June 30, 2021 related to the acquisition of Sirius Group	$176.7
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
Financial results
The following table summarizes the results of Sirius Group since February 26, 2021 that have been included in the Company's condensed consolidated statements of income:

	Three months ended June 30, 2021	For the period from February 26, 2021 to June 30, 2021
Total revenues	$390.3	$536.5
Net income	$51.2	$74.0
Supplemental Pro Forma Information
Sirius Group’s results have been included in the Company's condensed consolidated financial statements from February 26, 2021 to June 30, 2021. The following table presents unaudited pro forma consolidated financial information for the three and six months ended June 30, 2021 and 2020 and assumes the acquisition of Sirius Group occurred on January 1, 2020. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2020 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as such costs cannot be determined at this time.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total revenues	$561.5	$688.6	$1,226.2	$1,078.9
Net income (loss)	$76.7	$122.1	$242.5	$(339.4)
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
Accident & Health (“A&H”)
A&H consists of the Company’s insurance, reinsurance, and MGUs (which include ArmadaCorp Capital, LLC ("Armada") and International Medical Group, Inc. (“IMG”) that offer accident and health products on a worldwide basis):
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
Property
Property consists of the Company’s underwriting lines of business which offer Property Catastrophe Excess Reinsurance, Agriculture Reinsurance and Property Risk and Pro Rata on a worldwide basis. The following provides details of Property by product line:
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
Property Risk and Pro Rata
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
Runoff & Other
Runoff & Other consists of asbestos risks, environmental risks and other long-tailed liability exposures, and results from SiriusPoint Global Solutions, including the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events.

The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$90.6	$289.3	$213.2	$(30.4)	$562.7
Net premiums written (1)	75.8	241.1	173.3	(31.2)	459.0
Net premiums earned (1)	103.7	231.1	154.4	(22.9)	466.3
Loss and loss adjustment expenses incurred, net (2)	52.1	151.2	74.3	(22.5)	255.1
Acquisition costs, net	19.8	60.8	27.6	(2.6)	105.6
Other underwriting expenses (2)	28.7	19.2	22.3	2.1	72.3
Net underwriting income (loss)	$3.1	$(0.1)	$30.2	$0.1	33.3
Other revenues					17.8
Net investment income					77.4
Net corporate and other expenses					(25.7)
Intangible asset amortization					(1.3)
Interest expense					(9.8)
Foreign exchange losses					(12.0)
Income before income tax expense					$79.7

Underwriting Ratios: (3)
Loss ratio	50.2%	65.4%	48.1%	NM	54.7%
Acquisition cost ratio	19.1%	26.3%	17.9%	NM	22.6%
Other underwriting expenses ratio	27.7%	8.3%	14.4%	NM	15.5%
Combined ratio (4)	97.0%	100.0%	80.4%	NM	92.8%

	Three months ended June 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$1.3	$73.8	$72.6	$—	$147.7
Net premiums written (1)	1.3	70.7	57.3	—	129.3
Net premiums earned (1)	0.7	98.5	41.0	0.6	140.8
Loss and loss adjustment expenses incurred, net (2)	2.3	67.8	19.2	(0.2)	89.1
Acquisition costs, net	—	33.8	9.8	0.1	43.7
Other underwriting expenses (2)	0.1	4.8	1.6	1.3	7.8
Net underwriting income (loss)	$(1.7)	$(7.9)	$10.4	$(0.6)	0.2
Net investment income					137.2
Net corporate and other expenses					(8.9)
Interest expense					(2.0)
Foreign exchange gains					0.8
Income before income tax expense					$127.3

Underwriting Ratios: (3)
Loss ratio	328.6%	68.8%	46.8%	NM	63.3%
Acquisition cost ratio	—%	34.3%	23.9%	NM	31.0%
Other underwriting expenses ratio	14.3%	4.9%	3.9%	NM	5.5%
Combined ratio (4)	342.9%	108.0%	74.6%	NM	99.8%
(1)Includes service fee revenue from the Company’s MGUs of $14.0 million for the three months ended June 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $3.5 million and $23.6 million, respectively, for the three months ended June 30, 2021 (2020 - $nil and $nil, respectively).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(4)Ratios considered not meaningful ("NM") to Runoff & Other.
(5)In the first quarter of 2021, the Company modified the presentation of its operating segments to better align with the manner in which management monitors the performance of its operations. This change was primarily due to the Company’s acquisition of Sirius Group (See Note 3 for additional information). Prior period segment results have been adjusted to conform to the current period presentation.

	Six months ended June 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$225.4	$457.0	$275.3	$(28.4)	$929.3
Net premiums written (1)	179.4	385.6	233.6	(29.3)	769.3
Net premiums earned (1)	138.7	370.1	234.6	(21.1)	722.3
Loss and loss adjustment expenses incurred, net (2)	66.1	238.3	119.7	(20.9)	403.2
Acquisition costs, net	24.9	103.1	48.8	(2.2)	174.6
Other underwriting expenses (2)	39.3	29.1	30.5	3.6	102.5
Net underwriting income (loss)	$8.4	$(0.4)	$35.6	$(1.6)	42.0
Other revenues					26.4
Net investment income					263.9
Net corporate and other expenses					(94.0)
Intangible asset amortization					(2.1)
Interest expense					(14.7)
Foreign exchange gains					0.4
Income before income tax expense					$221.9

Underwriting Ratios: (3)
Loss ratio	47.7%	64.4%	51.0%	NM	55.8%
Acquisition cost ratio	18.0%	27.9%	20.8%	NM	24.2%
Other underwriting expenses ratio	28.3%	7.9%	13.0%	NM	14.2%
Combined ratio (4)	94.0%	100.2%	84.8%	NM	94.2%

	Six months ended June 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$2.6	$153.2	$117.6	$—	$273.4
Net premiums written (1)	2.6	147.6	102.3	—	252.5
Net premiums earned (1)	1.9	197.9	86.1	1.2	287.1
Loss and loss adjustment expenses incurred, net (2)	3.3	135.2	37.3	1.1	176.9
Acquisition costs, net	0.2	67.3	25.7	(0.3)	92.9
Other underwriting expenses (2)	0.1	9.3	3.1	2.5	15.0
Net underwriting income (loss)	$(1.7)	$(13.9)	$20.0	$(2.1)	2.3
Net investment loss					(47.8)
Net corporate and other expenses					(15.3)
Interest expense					(4.1)
Foreign exchange gains					9.0
Loss before income tax expense					$(55.9)

Underwriting Ratios: (3)
Loss ratio	173.7%	68.3%	43.3%	NM	61.6%
Acquisition cost ratio	10.5%	34.0%	29.8%	NM	32.4%
Other underwriting expenses ratio	5.3%	4.7%	3.6%	NM	5.2%
Combined ratio (4)	189.5%	107.0%	76.7%	NM	99.2%
(1)Includes service fee revenue from the Company’s MGUs of $24.8 million for the six months ended June 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $4.4 million and $30.9 million, respectively, for the six months ended June 30, 2021 (2020 - $nil and $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(4)Ratios considered not meaningful ("NM") to Runoff & Other.
(5)In the first quarter of 2021, the Company modified the presentation of its operating segments to better align with the manner in which management monitors the performance of its operations. This change was primarily due to the Company’s acquisition of Sirius Group (See Note 3 for additional information). Prior period segment results have been adjusted to conform to the current period presentation.

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,032.6	$526.0
Restricted cash securing letter of credit facilities (1)	613.6	306.0
Restricted cash securing reinsurance contracts (2)	923.9	881.9
Restricted cash held by managing general underwriters	16.9	—
Total cash, cash equivalents and restricted cash (3)	2,587.0	1,713.9
Restricted investments securing reinsurance contracts (2)	944.6	86.4
Total cash, cash equivalents, restricted cash and restricted investments	$3,531.6	$1,800.3
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
(2)Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities, short-term investments and limited partnership interests in Third Point Enhanced LP. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.
(3)Cash, cash equivalents and restricted cash as reported in the Company’s condensed consolidated statements of cash flows.
6. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities, short-term investments, equity securities, and other-long term investments which are all classified as trading securities. Realized and unrealized investment gains and losses on trading securities are reported in pre-tax revenues.
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$541.4	$2.3	$(0.1)	$—	$543.6
Residential mortgage-backed securities	368.8	1.1	(2.1)	—	367.8
Commercial mortgage-backed securities	123.8	1.1	(1.3)	—	123.6
Corporate debt securities	592.5	5.1	(0.3)	(2.3)	595.0
U.S. government and government agency (1)	263.7	2.0	(1.4)	—	264.3
Non-U.S. government and government agency	102.7	0.1	(0.1)	(1.2)	101.5
U.S. states, municipalities and political subdivision	0.7	—	—	—	0.7
Preferred stocks	12.7	0.1	—	—	12.8
Total debt securities	$2,006.3	$11.8	$(5.3)	$(3.5)	$2,009.3
(1)The Company had $10.0 million of short positions in long duration U.S. Treasuries as of June 30, 2021. These amounts are included in securities sold, not yet purchased in the condensed consolidated balance sheets.

	December 31, 2020
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$1.2	$0.1	$—	$—	$1.3
Residential mortgage-backed securities	8.1	0.6	—	—	8.7
Bank debt	0.3	0.1	—	—	0.4
Corporate debt securities	29.4	8.4	(0.1)	—	37.7
U.S. government and government agency (1)	52.4	1.7	(0.9)	—	53.2
Total debt securities	$91.4	$10.9	$(1.0)	$—	$101.3
(1)The Company had $12.0 million of short positions in long duration U.S. Treasuries as of December 31, 2020. These amounts are included in securities sold, not yet purchased in the condensed consolidated balance sheets.
The weighted average duration of the Company's debt securities as of June 30, 2021 was approximately 1.7 years, including short-term investments, and approximately 2.4 years excluding short-term investments (December 31, 2020 - 10.5 years and 10.5 years, respectively).
The following table provides the cost or amortized cost and fair value of the Company's debt securities as of June 30, 2021 and December 31, 2020 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2021		December 31, 2020
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$238.9	$238.9	$50.0	$50.6
Due after one year through five years	570.1	568.0	2.8	3.0
Due after five years through ten years	103.3	103.2	—	—
Due after ten years	47.3	51.4	29.4	37.7
Mortgage-backed and asset-backed securities	1,034.0	1,035.0	9.2	10.0
Preferred stocks	12.7	12.8	—	—
Total debt securities	$2,006.3	$2,009.3	$91.4	$101.3
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
AAA	$727.1	$53.2
AA	751.7	—
A	264.5	9.1
BBB	164.1	37.7
Other	101.9	1.3
Total debt securities (1)	$2,009.3	$101.3
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service.
As of June 30, 2021, the above totals included $26.6 million of sub-prime securities. Of this total, $7.5 million was rated AAA, $10.2 million rated AA and $8.9 million rated A. As of December 31, 2020, the above totals included $8.7 million of A rated sub-prime securities.

Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$4.9	$0.1	$—	$—	$5.0
Other long-term investments	$414.9	$53.0	$(4.4)	$0.2	$463.7

	December 31, 2020
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Other long-term investments	$4.0	$—	$—	$—	$4.0
Equity securities at fair value consisted of the following as of June 30, 2021:

June 30, 2021
Fixed income mutual funds	$1.9
Common stocks	3.1
Total equity securities	$5.0
Other long-term investments at fair value consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Hedge funds and private equity funds (1)	$223.7	$—
Limited liability companies and private equity securities (2)	240.0	4.0
Total other long-term investments	$463.7	$4.0
(1)Includes $141.2 million of investments valued at NAV and $82.5 million of investments valued at Level 3.
(2)As of June 30, 2021, the Company had $27.8 million of unfunded commitments relating to investments in limited liability companies and private equity securities.
Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. As of June 30, 2021, the Company held investments in 8 hedge funds and 19 private equity funds. The largest investment in a single fund was $46.7 million as of June 30, 2021.

The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of June 30, 2021:

	June 30, 2021
	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$26.9	$—
Distressed mortgage credit	46.7	—
Private credit	23.7	—
Other	1.2	—
Total hedge funds	98.5	—
Private equity funds
Energy infrastructure & services	52.4	23.6
Multi-sector	10.4	6.5
Healthcare	29.9	2.2
Life settlement	13.1	—
Manufacturing/Industrial	14.2	—
Private equity secondaries	0.6	0.7
Other	4.6	0.8
Total private equity funds	125.2	33.8
Total hedge and private equity funds included in other long-term investments	$223.7	$33.8
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
The following summarizes the June 30, 2021 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.6	$26.9	$46.7	$—	$74.2
Semi-annual	—	—	0.3	—	—	0.3
Annual	—	—	—	0.3	23.7	24.0
Total	$—	$0.6	$27.2	$47.0	$23.7	$98.5
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of June 30, 2021, $11.7 million in distributions were outstanding from these investments.
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
As of June 30, 2021, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up period remaining	$48.3	$27.9	$49.0	$125.2

Investment in related party investment funds
The following table provides the cost and fair value of the Company's investments in related party investment funds as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Cost	Fair value	Cost	Fair value
Third Point Enhanced LP	$867.9	$1,229.4	$891.9	$1,055.6
Third Point Venture Offshore Fund I LP	24.0	25.0	—	—
Investment in related party investment funds, at fair value	$891.9	$1,254.4	$891.9	$1,055.6
Investment in Third Point Enhanced LP
On August 6, 2020, SiriusPoint, SiriusPoint Bermuda and Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”) entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“2020 LPA”) of Third Point Enhanced LP (“TP Enhanced Fund”) which became effective on February 26, 2021, except for the amendment to the calculation of the loss recovery account which became effective on December 31, 2020. In accordance with the 2020 LPA, Third Point Advisors LLC (“TP GP”) serves as the general partner of TP Enhanced Fund.
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
Under the 2020 LPA, the Company has the right to withdraw funds monthly from TP Enhanced Fund to meet capital adequacy requirements and to satisfy financing obligations. The Company may also withdraw its investment upon the occurrence of certain events specified in the 2020 LPA, including, to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA, and may withdraw its investment in full on the first quarter end date after the five-year anniversary of the closing date of the acquisition of Sirius Group (i.e. March 31, 2026) and each successive two-year anniversary of such date. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to the TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.
As of June 30, 2021, the Company had no unfunded commitments related to TP Enhanced Fund.
Investment in Third Point Venture Offshore Fund I LP
On March 1, 2021, SiriusPoint Bermuda entered into the Amended and Restated Exempted Limited Partnership Agreement (“2021 Venture LPA”) of Third Point Venture Offshore Fund I LP (“TP Venture Fund”) which became effective on March 1, 2021. In accordance with the 2021 Venture LPA, Third Point Venture GP LLC (“TP Venture GP”) serves as the general partner of TP Venture Fund.
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
As of June 30, 2021, the Company had $16.0 million of unfunded commitments related to TP Venture Fund.

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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$543.6	$—	$543.6
Residential mortgage-backed securities	—	367.8	—	367.8
Commercial mortgage-backed securities	—	123.6	—	123.6
Corporate debt securities	—	595.0	—	595.0
U.S. government and government agency	204.9	59.4	—	264.3
Non-U.S. government and government agency	24.5	77.0	—	101.5
U.S. states, municipalities and political subdivision	—	0.7	—	0.7
Preferred stocks	—	—	12.8	12.8
Total debt securities	229.4	1,767.1	12.8	2,009.3
Fixed income mutual funds	1.9	—	—	1.9
Common stocks	3.1	—	—	3.1
Total equity securities	5.0	—	—	5.0
Short-term investments	742.3	24.4	—	766.7
Other long-term investments	—	—	322.1	322.1
Derivative assets	—	—	5.2	5.2
Loan participation	—	—	36.5	36.5
	$976.7	$1,791.5	$376.6	3,144.8
Investments in funds valued at NAV				1,395.6
Total assets				$4,540.4
Liabilities
U.S. Government and government agency	$—	$10.0	$—	$10.0
Total securities sold, not yet purchased	—	10.0	—	10.0
Liability-classified capital instruments	—	22.9	99.3	122.2
Contingent consideration	—	—	1.5	1.5
Derivative liabilities	—	—	3.7	3.7
Total liabilities	$—	$32.9	$104.5	$137.4

	December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1.3	$—	$1.3
Residential mortgage-backed securities	—	8.7	—	8.7
Bank debt	—	0.4	—	0.4
Corporate debt securities	—	37.7	—	37.7
U.S. Government and government agency	—	53.2	—	53.2
Total debt securities	—	101.3	—	101.3
Short-term investments	—	—	—	—
Other long-term investments	—	—	4.0	4.0
Derivative assets	—	—	1.2	1.2
	$—	$101.3	$5.2	106.5
Investments in funds valued at NAV				1,055.6
Total assets				$1,162.1
Liabilities
U.S. Government and government agency	$—	$12.0	$—	$12.0
Total securities sold, not yet purchased	—	12.0	—	12.0
Derivative liabilities	—	—	1.0	1.0
Total liabilities	$—	$12.0	$1.0	$13.0
During the six months ended June 30, 2021, the Company made $nil (December 31, 2020 - $nil) of reclassifications of assets or liabilities between Levels 2 and 3.
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
The techniques and inputs specific to asset classes within the Company’s debt securities and short-term investments for Level 2 securities that use observable inputs are as follows:
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
Short-term investments
Short-term investments consist of U.S. treasury bills, certificates of deposit and other securities, which, at the time of purchase, mature within a period of greater than three months but less than one year. These investments are generally priced by independent pricing services using the techniques described for U.S. government and government agency securities and Corporate debt securities described above.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2021 and 2020:

	April 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	June 30, 2021
Assets
Preferred stocks	$2.8	$—	$10.0	$—	$—	$—	$12.8
Other long-term investments	311.2	—	14.1	—	(4.9)	1.7	322.1
Derivative assets	3.2	—	—	—	(0.3)	2.3	5.2
Loan participation	32.8	—	3.9	—	(0.2)	—	36.5
Total assets	$350.0	$—	$28.0	$—	$(5.4)	$4.0	$376.6
Liabilities
Liability-classified capital instruments	$(135.0)	$27.0	$(2.6)	$—	$—	$11.3	$(99.3)
Contingent consideration	(1.5)	—	—	—	—	—	(1.5)
Derivative liabilities	(3.5)	—	—	—	—	(0.2)	(3.7)
Total liabilities	$(140.0)	$27.0	$(2.6)	$—	$—	$11.1	$(104.5)

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	June 30, 2021
Assets
Preferred stocks	$—	$—	$10.0	$2.8	$—	$—	$12.8
Other long-term investments	4.0	—	27.7	259.0	(5.9)	37.3	322.1
Derivative assets	1.2	—	—	0.3	(0.3)	4.0	5.2
Loan participation	—	—	3.9	32.8	(0.2)	—	36.5
Total assets	$5.2	$—	$41.6	$294.9	$(6.4)	$41.3	$376.6
Liabilities
Liability-classified capital instruments	$—	$27.0	$(137.6)	$—	$—	$11.3	$(99.3)
Contingent consideration liabilities	—	—	—	(0.7)	—	(0.8)	(1.5)
Derivative liabilities	(1.0)	—	—	(2.0)	—	(0.7)	(3.7)
Total liabilities	$(1.0)	$27.0	$(137.6)	$(2.7)	$—	$9.8	$(104.5)

	April 1, 2020	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (2)	June 30, 2020
Assets
Asset-backed securities	$4.4	$(4.4)	$1.0	$—	$—	$0.2	$1.2
Other long-term investments	4.0	—	—	—	—	—	4.0
Total assets	$8.4	$(4.4)	$1.0	$—	$—	$0.2	$5.2

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (2)	June 30, 2020
Assets
Asset-backed securities	$—	$—	$1.0	$—	$—	$0.2	$1.2
Other long-term investments	4.0	—	—	—	—	—	4.0
Total assets	$4.0	$—	$1.0	$—	$—	$0.2	$5.2
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

Significant unobservable inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of June 30, 2021, and includes only those instruments for which information about the inputs is reasonably available to the Company, such as data from independent third-party valuation service providers and from internal valuation models.

June 30, 2021
Assets (Liability)	Fair Value	Valuation Technique	Unobservable input
Private equity securities (4)	$152.0	Subject company transaction approach	Share price range	19.84 - 23.34
Private equity funds (3)	82.6	Net asset value discount	Discount range	50% - 95%
Private equity securities (1)	39.6	Share price of recent transaction	Purchase share price	50.79
Loan participations (5)	36.5	Share price of recent transaction	Comparable yields	Range - 4.91%-7.82% Median - 5.92%
Private equity securities (1)	15.3	Multiple of GAAP book value	Book value multiple	Range - 0.73x-0.91x Median - 0.82x
Preferred stock (1)	10.0	Purchase price of recent transaction	Purchase price	10.0
Common stock (1)	10.0	Purchase price of recent transaction	Purchase price	10.0
Partnership interest (1)	6.1	Purchase price of recent transaction	Purchase price	6.1
Private debt instrument (1)	6.1	Discounted cash flow	Discount yield	Range - 4.74%-5.70% Median - 5.14%
Preferred stock (1)	4.3	Share price of recent transaction	Purchase price	4.3
Promissory note (1)	3.5	Purchase price of recent transaction	Purchase price	3.5
Preferred stocks (5)	2.8	Share price of recent transaction	Share price	2.8
Weather derivatives (2)	1.3	Third party appraisal	Broker quotes	1.3
Preferred stock (1)	1.1	Purchase price of recent transaction	Purchase price	1.1
Membership Interest (1)	1.0	Purchase price of recent transaction	Purchase price	1.0
Equity warrants (2)	0.5	Option pricing model	Strike price	0.3
Private equity securities (1)	0.3	Purchase price of recent transaction	Purchase price	0.3
Promissory note (1)	0.2	Purchase price of recent transaction	Purchase price	0.2
Currency forwards (2)	0.1	Third party appraisal	Broker quotes	0.1
Contingent consideration (1)	(1.5)	External valuation model	Discounted future payments	(1.5)
Upside rights (1)	(1.6)	External valuation model	Share price	(1.6)
Public warrants (1)	(2.6)	Black Scholes pricing model	Share price	0.72
Currency swaps (2)	(3.0)	Third party appraisal	Broker quotes	(3.0)
Private warrants (1)	(6.3)	Black Scholes pricing model	Share price	1.57
Series A preference shares (1)	(38.4)	External valuation model	Share price	(38.4)
Merger warrants (1)	$(50.4)	External valuation model	Share price	2.40

(1)Each asset type consists of one security except as indicated below.
(2)See Note 8 for discussion of derivative instruments.
(3)Represents multiple private equity funds where a discount on net asset value was taken.
(4)Represents various tranches of the Company's investment in Pie Insurance Holdings, Inc. (“Pie Insurance”).
(5)Represents multiple securities held under the same Investment Management Agreement.

Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at June 30, 2021 and December 31, 2020, due to their respective short maturities. The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes (1)	$320.6	$315.5	n/a	n/a
2016 SIG Senior Notes (1)	410.4	406.6	n/a	n/a
2015 TPRUSA Senior Notes (1)	118.6	114.4	117.8	114.3
Series B preference shares (1)	$220.1	$200.0	n/a	n/a
(1)Fair value based on observable inputs and considered a Level 2 measurement.
8. Derivatives
As a result of the acquisition of Sirius Group, the Company now holds derivative financial instruments for both risk management and investment purposes.
Interest rate cap
The Company entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate at the time of payment. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. The fair value of the Interest Rate Cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of June 30, 2021. Collateral held is recorded with an equal amount recognized as a liability to return collateral. The Company’s liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As of June 30, 2021, the Company held collateral balances of $0.1 million.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within foreign exchange (gains) losses. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. The Company did not provide or hold any collateral associated with the foreign currency risk derivatives.
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

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's condensed consolidated balance sheets as at June 30, 2021:

	June 30, 2021
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)(3)	Derivative liabilities at fair value(2)(3)	Notional Value
Interest rate cap	$—	$—	$250.0
Foreign currency swaps	—	3.0	40.0
Foreign currency forwards	0.1	—	15.7
Weather derivatives	1.3	—	20.4
Foreign currency futures contracts	—	—	112.4
Equity warrants	$0.5	$—	$0.5
(1)Derivative assets are classified within other assets in the Company's condensed consolidated balance sheets at June 30, 2021.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company's condensed consolidated balance sheets at June 30, 2021.
(3)The Company did not hold the above derivative instruments as of December 31, 2020.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's condensed consolidated statements of income (loss) relating to derivatives during the three and six months ended June 30, 2021:

		Three months ended	Six months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	June 30, 2021	June 30, 2021
Foreign currency swaps	Foreign exchange (gains) losses	$(0.7)	$(1.1)
Foreign currency forwards	Foreign exchange (gains) losses	0.1	0.1
Weather derivatives	Net corporate and other expenses	1.5	1.4
Foreign currency futures contracts	Foreign exchange (gains) losses	1.8	(1.9)
Foreign currency call options	Foreign exchange (gains) losses	2.0	0.4
Equity warrants	Net realized and unrealized investment gains	$0.1	$0.1
Underwriting-related derivatives
The following tables identify the listing currency, fair value and notional amounts of underwriting-related derivatives included in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
Derivative assets	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative assets	GBP	$3.3	$22.5	$1.2	$4.2
		$3.3	$22.5	$1.2	$4.2

		June 30, 2021		December 31, 2020
Derivative liabilities	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative liabilities	GBP	$0.7	$13.5	$1.0	$15.7
		$0.7	$13.5	$1.0	$15.7
(1)GBP = British Pound.
(2)The absolute notional exposure represents the Company’s derivative activity as of June 30, 2021 and December 31, 2020, which is representative of the volume of derivatives held during the period.

9. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Gross reserves for loss and loss adjustment expenses, beginning of period	$1,310.1	$1,111.7
Less: loss and loss adjustment expenses recoverable, beginning of period	(14.4)	(5.5)
Less: deferred charges on retroactive reinsurance contracts	(6.0)	(6.7)
Net reserves for loss and loss adjustment expenses, beginning of period	1,289.7	1,099.5
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	412.9	176.7
Prior years	(9.7)	0.2
Total incurred loss and loss adjustment expenses	403.2	176.9
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(80.1)	(24.9)
Prior years	(366.4)	(123.9)
Total net paid losses	(446.5)	(148.8)
Foreign currency translation	(1.6)	(10.7)
Amounts acquired as a result of Sirius Group acquisition (1)	2,467.8	—
Net reserves for loss and loss adjustment expenses, end of period	3,712.6	1,116.9
Plus: loss and loss adjustment expenses recoverable, end of period	516.6	10.1
Plus: deferred charges on retroactive reinsurance contracts (2)	3.1	7.0
Gross reserves for loss and loss adjustment expenses, end of period	$4,232.3	$1,134.0
(1)Represents the fair value of Sirius Group’s reserves for claims and claim expenses, net of reinsurance recoverables, acquired at February 26, 2021. See Note 3 for additional information related to the acquisition of Sirius Group.
(2)Deferred charges on retroactive contracts are recorded in other assets on the Company’s condensed consolidated balance sheets.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the three months ended June 30, 2021, the Company recorded $10.1 million of net favorable prior year loss reserve development. The change from the prior period was driven by net favorable loss reserve development of $12.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $8.9 million relating to the Property segment based on better than expected loss reserve emergence, primarily on European-related exposures.
For the six months ended June 30, 2021, the Company recorded $9.7 million of net favorable prior year loss reserve development. The change from the prior period was driven by net favorable loss reserve development of $12.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development relating to the Property segment based on better than expected loss reserve emergence, primarily on European-related exposures.
The Company underwrites reinsurance contracts that have sliding scale or profit commissions whereby loss reserve development could be offset by changes in acquisition costs that vary inversely with loss experience, which are not reflected in these loss reserve-related amounts.
For the three months ended June 30, 2020, the Company recorded $4.6 million of net adverse prior year loss reserve development. The $4.6 million net increase in prior years’ reserves for the three months ended June 30, 2020 includes a $3.7 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts and a $0.9 million increase of net adverse reserve development related to increases in loss reserve estimates. In total, the change in net underwriting results for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a $0.2 million improvement in the net underwriting results.
For the six months ended June 30, 2020, the Company recorded $0.2 million of net adverse prior year loss reserve development. The $0.2 million net increase in prior years’ reserves for the six months ended June 30, 2020 includes $10.3 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts, partially offset by a $10.1 million decrease of net favorable reserve development related to decreases in loss reserve estimates. In total, the change in net underwriting results for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a $3.4 million improvement in the net underwriting results.
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
Premiums ceded for the three and six months ended June 30, 2021 were $103.7 million and $160.0 million, respectively (2020 - $18.4 million and $20.9 million, respectively). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. As of June 30, 2021, the Company had loss and loss adjustment expenses recoverable of $516.6 million (December 31, 2020 - $14.4 million).
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
The Company's assets in scope of the current expected credit loss assessment as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Insurance and reinsurance balances receivable, net	$1,515.3	$441.9
Loss and loss adjustment expenses recoverable, net	516.6	14.4
Other assets (1)	19.8	—
Total assets in scope	$2,051.7	$456.3
(1)Relates to MGU trade receivables included in other assets in the Company’s condensed consolidated balance sheets.
The Company’s allowance for expected credit losses was $16.3 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, the Company recorded current expected credit (gains) losses of $(1.8) million and $15.6 million, respectively (2020 - $nil and $0.2 million, respectively). The Company recognized the allowance for credit losses in accordance with ASC 326 upon initial recognition of the Sirius Group assets within the scope of the standard. An allowance of $16.8 million was re-established in the first quarter ended March 31, 2021 as related to Sirius Group assets. These amounts are included in net corporate and other expenses in the condensed consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of June 30, 2021, approximately 65% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 84% were rated A- or better.

12. Deposit accounted contracts
The following table represents activity for the deposit contracts for the six months ended June 30, 2021 and year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Balance, beginning of period	$153.0	$172.3
Consideration received	0.4	0.5
Net investment expense allocation	1.8	0.9
Payments	(6.6)	(20.8)
Foreign currency translation	—	0.1
Balance, end of period	$148.6	$153.0
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value (2)	$322.9	4.3%	n/a	n/a
Unamortized discount	(7.4)		n/a
2017 SEK Subordinated Notes, carrying value	315.5		n/a
2016 SIG Senior Notes, at face value (2)	400.0	4.5%	n/a	n/a
Unamortized premium	6.6		n/a
2016 SIG Senior Notes, carrying value	406.6		n/a
2015 TPRUSA Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.6)		(0.7)
2015 TPRUSA Senior Notes, carrying value	114.4		114.3
Total debt	$836.5		$114.3
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
(2)In connection with the acquisition of Sirius Group, SiriusPoint assumed the outstanding debt of Sirius Group.
2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group, through SIG, issued floating rate callable subordinated notes denominated in Swedish kronor ("SEK") in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22 and December 22 of each year until maturity in September 2047. Beginning on September 22, 2022, the 2017 SEK Subordinated Notes may be redeemed, in whole or in part, at the Company’s option.
As a result of the Company’s merger with SIG, the Company acquired the existing and outstanding aggregate principal amount of the 2017 SEK Subordinated Notes pursuant to the First Supplemental Subordinated Indenture, dated May 27, 2021, among SIG, the Company and The Bank of New York Mellon, as trustee (the “Trustee”). The Company was in compliance with all debt covenants as of and for the period ended June 30, 2021.
For the three and six months ended June 30, 2021, the Company recorded $3.4 million and $4.6 million, respectively, of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes. For the three and six months ended June 30, 2021, the Company also recognized $(7.5) million and $5.9 million, respectively, of foreign exchange (losses) gains of the 2017 SEK Subordinated Notes into USD from SEK.
2016 SIG Senior Notes
On November 1, 2016, Sirius Group, through SIG, issued $400.0 million face value of senior unsecured notes ("2016 SIG Senior Notes") at an issue price of 99.2% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 SIG Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1 and November 1 of each year until maturity in November 2026.
As a result of the Company’s merger with SIG, the Company acquired the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee. The Company was in compliance with all debt covenants as of and for the period ended June 30, 2021.
For the three and six months ended June 30, 2021, the Company recorded $4.3 million and $6.0 million, respectively, of interest expense, inclusive of amortization of premium, on the 2016 SIG Senior Notes.
2015 TPRUSA Senior Notes
As of June 30, 2021, Third Point Re (USA) Holdings, Inc. (“TPRUSA”) had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “2015 TPRUSA Senior Notes”) due February 13, 2025. The 2015 TPRUSA Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint and, in certain circumstances specified in the indenture governing the 2015 TPRUSA Senior Notes, certain existing or future subsidiaries of the Company may be required to guarantee the 2015 TPRUSA Senior Notes. The Company was in compliance with all debt covenants as of and for the periods ended June 30, 2021 and December 31, 2020.
For the three and six months ended June 30, 2021, the Company recorded $2.1 million and $4.1 million, respectively, of interest expense, inclusive of amortization of issuance costs, on the 2015 TPRUSA Senior Notes (2020 - $2.0 million and $4.1 million, respectively).
Interest expense
Total interest expense incurred by the Company for its indebtedness for the three and six months ended June 30, 2021 was $9.8 million and $14.7 million, respectively (2020 - $2.0 million and $4.1 million, respectively).
Standby letter of credit facilities
As of June 30, 2021, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$330.0	$221.0	$126.5	$—
Uncommitted - Secured letters of credit facilities	n/a	857.0	487.1	609.9
		$1,078.0	$613.6	$609.9
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
Revolving credit facility
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2021, there were no outstanding borrowings under the Facility.
14. Net investment income (loss)
Net investment income (loss) for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Debt securities	$18.1	$39.1	$10.2	$58.9
Short-term investments	1.6	—	1.4	—
Equity securities	(0.2)	—	—	—
Other long-term investments	13.2	—	61.9	—
Net investment income (loss) from investments in related party investment funds	45.6	98.6	198.8	(102.2)
Net investment income (loss) before other investment expenses and investment loss on cash and cash equivalents	78.3	137.7	272.3	(43.3)
Other investment expenses	(3.5)	(0.5)	(4.5)	(0.8)
Net investment income (loss) on cash and cash equivalents	2.6	—	(3.9)	(3.7)
Net investment income (loss)	$77.4	$137.2	$263.9	$(47.8)
Net realized and unrealized gains on investments
Net realized and unrealized investment gains for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross realized gains	$5.2	$44.9	$22.9	$47.7
Gross realized losses	(6.8)	(5.1)	(5.4)	(6.8)
Net realized (losses) gains on investments (1)	(1.6)	39.8	17.5	40.9
Net unrealized gains (losses) on investments (2)	25.5	(3.8)	37.9	6.7
Net realized and unrealized gains on investments (3)	$23.9	$36.0	$55.4	$47.6
(1)Includes realized gains (losses) due to foreign currency of $(3.6) million and $(1.4) million for the three and six months ended June 30, 2021, respectively (2020 - $1.4 million and $1.2 million, respectively).
(2)Includes unrealized gains (losses) due to foreign currency of $10.7 million and $(6.2) million for the three and six months ended June 30, 2021, respectively (2020 - $(0.7) million and $(9.2) million, respectively).
(3)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds.
Net realized investment (losses) gains
Net realized investment (losses) gains for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Debt securities	$1.7	$39.8	$8.1	$39.1
Equity securities	(0.4)	—	—	—
Other long-term investments	0.7	—	10.7	—
Net investment income (loss) on cash and cash equivalents	(3.6)	—	(1.3)	1.8
Net realized investment (losses) gains	$(1.6)	$39.8	$17.5	$40.9

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Debt securities	$8.7	$(3.3)	$(8.3)	$16.0
Short-term investments	0.5	—	0.2	—
Equity securities	0.2	—	—	—
Other long-term investments	9.8	—	48.6	—
Net investment income (loss) on cash and cash equivalents	6.2	(0.5)	(2.7)	(9.3)
Net unrealized investment gains (losses)	$25.5	$(3.8)	$37.9	$6.7
The following table summarizes the amount of total gains included in earnings attributable to unrealized investment gains – Level 3 investments for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Debt securities	$—	$0.2	$—	$0.2
Other long-term investments	2.7	—	38.3	—
Total unrealized investment gains – Level 3 investments	$2.7	$0.2	$38.3	$0.2
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
For the three and six months ended June 30, 2021, the Company recorded income tax expense of $9.6 million and $19.4 million, respectively (2020 - $3.3 million and $3.7 million, respectively) on pre-tax income (loss) of $79.7 million and $221.9 million, respectively (2020 - $127.3 million and $(55.9) million, respectively). The effective tax rate for the three and six months ended June 30, 2021 was 12.0% and 8.7%, respectively. The difference between the effective tax rate on income from continuing operations and the Swedish statutory tax rate of 20.6% (the rate at which the majority of the Company's worldwide operations are taxed after the acquisition of Sirius Group) is primarily because of income recognized in jurisdictions with lower tax rates than Sweden and adjustments required under applicable U.S. GAAP guidance, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the six months ended June 30, 2021 and 2020, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.

The Tax Cuts and Jobs Act ("TCJA") includes a Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of June 30, 2021 and December 31, 2020.
The Company has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or to one of its intermediary subsidiaries as dividends or otherwise, they may be subject to withholding tax by the source country and/or income tax by the recipient country. The Company generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in connection with guidance and proposals from the Organisation for Economic Cooperation and Development (OECD). Accordingly, such payments or distributions may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments.
Deferred tax asset, net of valuation allowance
As of June 30, 2021, the Company has recorded net deferred tax asset, net of valuation allowance, of $26.1 million. $70.1 million relates to net deferred tax assets in U.S. subsidiaries, $148.7 million relates to net deferred tax assets in Luxembourg subsidiaries, $5.1 million relates to net deferred tax liabilities in UK subsidiaries, $178.0 million relates to net deferred tax liabilities in Sweden subsidiaries, and $9.6 million relates to other net deferred tax liabilities.
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
As of June 30, 2021, the total reserve for unrecognized tax benefits is $3.2 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $2.5 million of such reserves as of June 30, 2021 would be recorded as an income tax benefit and would impact the effective tax rate. If the Company determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.7 million of such reserves as of June 30, 2021 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority.
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2016.

16. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the six months ended June 30, 2021 and 2020:

	2021	2020
Common shares issued, beginning of period	95,582,733	94,225,498
Options exercised	220,000	—
Issuance of common shares, net of forfeitures and shares withheld	3,182,511	350,409
Performance restricted shares granted, net of forfeitures and shares withheld	(1,464,532)	344,296
Issuance of common shares for Sirius Group acquisition	58,331,196	—
Issuance of common shares to related party	6,093,842	—
Common shares issued, end of period	161,945,750	94,920,203
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the six months ended June 30, 2021 and 2020, the Company did not pay any dividends to its common shareholders.
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
The dividend rate will reset on each five-year anniversary of issuance at a rate equal to the five-year U.S. treasury rate at such time plus 7.298%. The Series B preference shares are perpetual and have no fixed maturity date. The Series B preference shares will provide for redemption rights by the Company (i) in whole, or in part, on each five-year anniversary of issuance at 100%, (ii) in whole, but not in part, (a) upon certain rating agency events, at 102%, (b) upon certain capital disqualification events, at 100%, and (c) upon certain tax events, at 100%.
On June 28, 2021, the Company entered into an Underwriting Agreement with the Series B preference shareholders (the “Selling Shareholders”) pursuant to which the Selling Shareholders sold to the public market 5,000,000 Series B preference shares (the “Offering”). The Company did not receive any proceeds from the sale of the Series B preference shares by the Selling Shareholders. The transaction did not change the underlying conditions of the Series B preference shares. The underwriters had the option to purchase an additional 750,000 Series B preference shares from the Selling Shareholders for 30 days after the Offering. The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PB”. The Company has continuing obligations to register for resale the Series B preference shares on behalf of the Selling Shareholders so long as (a) a shelf registration statement remains in effect and (b) the expected gross cash proceeds of the offering will exceed $25 million in the aggregate.
During the six months ended June 30, 2021, the Company declared and paid dividends of $4.1 million to Series B preference shareholders.
17. Share-based compensation
As of June 30, 2021, the Company’s share-based awards consisted of Restricted Share Units (“RSUs”), Performance Share Units (“PSUs”), restricted share awards with service condition and options.

During the three months ended June 30, 2021, as part of the 2021-2023 annual long-term incentive award cycle, the Company granted to its employees a number of RSUs and PSUs pursuant to the terms and conditions of the SiriusPoint Ltd. 2013 Omnibus Incentive Plan. The RSUs vest over three years in equal, one-third installments on each anniversary of the award grant date subject to continued provision of services through the applicable vesting date. The PSUs are subject to a service condition as well as a performance condition.
During the three months ended June 30, 2021, the Company modified its 2019 and 2020 restricted share awards with service and performance conditions to convert them at the most recent forecasted performance percentage to restricted shares with a service condition only. Further, the Company supplemented these awards with additional restricted shares with extended vesting periods.
As a result and at the time of the acquisition of Sirius Group, Sirius Group's outstanding restricted share units were converted to Company RSUs.
The total share-based compensation expense incurred during the three and six months ended June 30, 2021 and 2020 was $7.0 million and $9.3 million, respectively, and $1.6 million and $3.2 million, respectively.
As of June 30, 2021, the Company had $53.0 million (December 31, 2020 - $14.2 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 2.7 years (December 31, 2020 - 1.9 years).
Restricted share awards with service condition
Restricted share award activity for the six months ended June 30, 2021 and year ended December 31, 2020 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2020	340,767	$11.83
Granted	1,029,373	8.30
Forfeited	(16,434)	9.77
Vested	(182,648)	10.10
Balance as of January 1, 2021	1,171,058	8.80
Granted	2,123,811	10.32
Forfeited	(23,809)	10.50
Vested	(391,873)	9.95
Balance as of June 30, 2021	2,879,187	$10.00
Restricted share awards with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted Share Units
RSU activity for the six months ended June 30, 2021 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2021	—	$—
Granted	5,882,000	10.25
Forfeited	(6,190)	10.21
Vested	(2,294,557)	10.21
Balance as of June 30, 2021	3,581,253	$10.27
RSUs with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Performance Share Units
PSU activity for the six months ended June 30, 2021 was as follows:

	Number of non- vested PSUs	Number of non- vested PSUs probable of vesting	Weighted average grant date fair value of PSUs probable of vesting
Balance as of January 1, 2021	—	—	$—
Granted	1,041,201	1,041,201	10.44
Balance as of June 30, 2021	1,041,201	1,041,201	$10.44
PSUs vest over four distinct performance periods subject to participant’s continued provision of services to the Company until the vesting date.
Options
The options activity for the six months ended June 30, 2021 was as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2021	8,255,810	$13.45
Granted	2,772,215	10.69
Exercised	(220,000)	10.00
Balance as of June 30, 2021	10,808,025	$12.81
The share options issued to management under the Share Incentive Plan are subject to a service condition. The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes information about the Company’s management share options outstanding and exercisable as of June 30, 2021:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$9.83 - $10.89	6,896,401	$10.01	1.9 years	6,308,039	$9.98
$15.00 - $16.89	2,190,696	15.75	2.4 years	1,790,696	15.92
$20.00 - $25.05	1,720,928	20.28	0.7 years	1,720,928	20.28
	10,808,025	$12.81	1.8 years	9,819,663	$12.87
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
As a result of the acquisition of Sirius Group, the Company has consolidated the results of Alstead Re Insurance Company (“Alstead Re”) in its condensed consolidated financial statements beginning February 26, 2021. Alstead Re is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company determined that Alstead Re is a VIE for which the Company is the primary beneficiary as it has power over the activities that most significantly impact the economic performance. As of June 30, 2021, Alstead Re’s assets and liabilities included in the Company’s condensed consolidated balance sheets were $6.9 million and $2.5 million, respectively.

Arcadian
In September 2020, the Company co-founded Arcadian Risk Capital Ltd. (“Arcadian”), a managing general agent incorporated in Bermuda writing business on behalf of the Company. Arcadian commenced operations on October 1, 2020. The Company’s ownership in Arcadian as of June 30, 2021 was 49%, representing 980,000 common shares at $1.00 par value. Arcadian is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its condensed consolidated financial statements. The Company’s financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of June 30, 2021, Arcadian’s assets and liabilities included in the Company’s condensed consolidated balance sheets were $7.3 million and $1.1 million, respectively (December 31, 2020 - $3.3 million and $0.6 million, respectively).
Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and six months ended June 30, 2021:

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Balance, beginning of period	$1.8	$1.4
Sirius Group acquisition (1)	—	0.3
Net income attributable to noncontrolling interests	1.6	1.6
Redemptions	(0.1)	—
Balance, end of period	$3.3	$3.3
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of June 30, 2021:

	June 30, 2021
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$322.5	$212.3	$2.3	$214.6
	$322.5	$212.3	$2.3	$214.6

(1)Comprised primarily of hedge funds and private equity funds.

Third Point Enhanced LP
TP Enhanced Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Enhanced Fund’s results. As of June 30, 2021, the Company and TP GP hold interests of approximately 88.8% and 11.2%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
As a result of the Company’s holding in TP Enhanced Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Enhanced Fund for the three and six months ended June 30, 2021 and 2020, and summarized balance sheet as of June 30, 2021 and December 31, 2020.
This summarized income (loss) statement of TP Enhanced Fund reflects the main components of total investment income (loss) and expenses of TP Enhanced Fund. This summarized income (loss) statement is not a breakdown of the Company’s proportional investment income (loss) in TP Enhanced Fund as presented in the Company’s condensed consolidated statements of income (loss).

	Three months ended		Six months ended
TP Enhanced Fund summarized income (loss) statement	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income (loss)
Net realized gain from securities, derivative contracts and foreign currency translations	$111.7	$2.5	$260.1	$18.1
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	(47.4)	113.3	24.1	(138.1)
Net income (loss) from currencies	(1.1)	0.1	(0.3)	(0.2)
Dividend and interest income	9.3	9.0	14.6	13.4
Other income	—	0.1	—	0.7
Total investment income (loss)	72.5	125.0	298.5	(106.1)
Expenses
Management fees	4.0	3.2	8.0	7.0
Interest	1.4	1.8	2.9	4.5
Dividends on securities sold, not yet purchased	1.5	1.1	3.0	2.4
Administrative and professional fees	0.7	0.3	1.4	0.8
Other expenses	2.2	0.5	3.4	1.0
Total expenses	9.8	6.9	18.7	15.7
Net income (loss)	$62.7	$118.1	$279.8	$(121.8)

The following table is a summarized balance sheet of TP Enhanced Fund as of June 30, 2021 and December 31, 2020 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	June 30, 2021	December 31, 2020
Assets
Total investments in securities and affiliated funds	$2,417.1	$2,200.9
Cash and cash equivalents	40.3	40.1
Due from brokers	178.5	124.6
Derivative assets, at fair value	30.5	37.0
Interest and dividends receivable	3.2	3.2
Other assets	1.5	3.9
Total assets	$2,671.1	$2,409.7
Liabilities
Accounts payable and accrued expenses	$1.7	$1.0
Securities sold, not yet purchased, at fair value	385.6	183.0
Securities sold under agreement to repurchase	10.0	5.5
Due to brokers	822.6	894.0
Derivative liabilities, at fair value	17.8	23.7
Withdrawals payable to General Partner	—	75.0
Interest and dividends payable	0.9	0.7
Management fee payable	0.1	0.2
Total liabilities	1,238.7	1,183.1
Total partners' capital	$1,432.4	$1,226.6
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
The following table presents the components of other long-term investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Equity method eligible unconsolidated entities, at fair value	$223.5	$—
Other unconsolidated investments, at fair value (1)	240.2	4.0
Total other long-term investments (2)	$463.7	$4.0
(1)Includes other long-term investments that are not equity method eligible.
(2)There were no investments accounted for using the equity method as of June 30, 2021 and December 31, 2020.

The Company has elected the fair value option to account for its equity method eligible investments accounted for as part of other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents the Company’s ownership interests in investments in equity method eligible unconsolidated entities as of June 30, 2021:

Investee	June 30, 2021	Instrument Held
BE Reinsurance Limited	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	39.4%	Units
Diamond LS I LP	15.4%	Units
Gateway Fund LP	22.9%	Units
Monarch	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	29.7%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	29.7%	Units
Pie Preferred Stock (1)	9.6%	Preferred shares
Pie Series B Preferred Stock (1)	6.9%	Preferred shares
Pie Series C Preferred Stock (1)	0.5%	Preferred shares
Quintana Energy Partners	21.8%	Units
Tuckerman Capital V LP	46.9%	Units
Tuckerman Capital V Co-Investment I LP	47.9%	Units
(1)The Company holds investments in several financing instruments of Pie Insurance.
20. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	158,832,629	92,593,599	137,912,915	92,392,718
Dilutive effect of options	313,758	—	444,053	—
Dilutive effect of warrants	160,075	—	163,255	—
Dilutive effect of restricted share units	1,587,754	144,694	1,040,973	—
Diluted number of common shares outstanding	160,894,216	92,738,293	139,561,196	92,392,718
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$64.5	$124.0	$195.4	$(59.6)
Net income allocated to SiriusPoint participating common shareholders	(5.4)	(0.7)	(13.5)	—
Net income (loss) allocated to SiriusPoint common shareholders	$59.1	$123.3	$181.9	$(59.6)
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.37	$1.33	$1.32	$(0.65)
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$64.5	$124.0	$195.4	$(59.6)
Net income allocated to SiriusPoint participating common shareholders	(5.4)	(0.7)	(13.5)	—
Net income (loss) allocated to SiriusPoint common shareholders	$59.1	$123.3	$181.9	$(59.6)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.37	$1.33	$1.30	$(0.65)
For the three and six months ended June 30, 2021, options of 4,120,926 and 3,990,539, respectively, warrants of 25,035,220 and 25,035,220, respectively, and Upside Rights of 10,000,000 and 10,000,000, respectively, were excluded from the computation of diluted earnings per share as the average share price for the quarter was below the exercise price or reference price for the respective security.
For the three months ended June 30, 2020, anti-dilutive options of 3,741,266 were excluded from the computation of diluted earnings per share. As a result of the net loss for the six months ended June 30, 2020, dilutive options, warrants and restricted shares with service and performance conditions totaling 5,214,310 were considered anti-dilutive and were excluded from the computation of diluted loss per common share. No allocation of the net loss has been made to participating shares in the calculation of diluted net loss per common share.
21. Related party transactions
In addition to the transactions disclosed in Notes 6, 14 and 18 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
Subsequent to the Sirius Group acquisition, insurance and reinsurance contracts with certain of the Company’s insurance and MGU affiliates resulted in gross written premiums of $46.7 million and $66.9 million during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had total receivables from affiliates of $46.0 million and no payables.
Equity Commitment Letter
Pursuant to the equity commitment letter by and among the Company, Third Point Opportunities Master Fund L.P. and Daniel S. Loeb, entered into on August 6, 2020, Third Point Opportunities Master Fund L.P. purchased 6,093,842 of the Company’s common shares at a price of $7.9828 per share upon closing of the Company’s acquisition of Sirius Group.
Transaction Matters Letter Agreement
On August 6, 2020, CM Bermuda, Sirius Group, the Company and CMIG International entered into a Transaction Matters Letter Agreement (the “Transaction Matters Agreement”), pursuant to which, among other things and subject to the terms and conditions thereof, Sirius Group agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal expenses incurred in connection with the Sirius Group sales process or other discussions between CMIG International, CM Bermuda and the Sirius Group occurring on or after March 6, 2020, and the Company has agreed to assume such remaining payment obligations of Sirius Group following the closing of the acquisition of Sirius Group. The Company has also agreed to pay for the fees and expenses payable by CMIG International and CM Bermuda to its financial advisor, Goldman Sachs (Asia) L.L.C., relating to the acquisition of Sirius Group. During the three and six months ended June 30, 2021, the Company did not pay any legal expenses incurred by CM Bermuda and CMIG International in connection with the Transaction Matters Agreement.
Management and performance fees to related parties
The total management and performance fees to related parties for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Management fees	$4.7	$3.2	$8.8	$7.0
Performance fees (before loss carryforward)	11.3	19.7	49.4	0.7
Performance fees - loss carryforward utilized	—	(19.7)	—	(0.7)
Total management and performance fees to related parties	$16.0	$3.2	$58.2	$7.0
Management fees
Third Point Enhanced LP
Effective January 1, 2019, SiriusPoint, SiriusPoint Bermuda and Third Point Re USA entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “2019 LPA”) of TP Enhanced Fund. Pursuant to the 2019 LPA, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Enhanced Fund level and are calculated based on 1.25% of the investment in TP Enhanced Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Enhanced Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
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
Founder and Advisor Warrants
As of June 30, 2021, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 3,494,979 common shares, to founding investors and advisors. The warrants expire on December 22, 2021, and are exercisable at a price per share of $10.00.
Promissory Note
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of June 30, 2021.
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
During the three and six months ended June 30, 2021, the Company recognized operating lease expense of $3.3 million and $4.5 million, respectively, (2020 - $0.2 million and $0.4 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of June 30, 2021 and December 31, 2020, the Company had $17.3 million and $0.8 million of operating lease right-of-use assets, respectively, included in other assets. As of June 30, 2021 and December 31, 2020, the Company had $23.0 million and $0.8 million, respectively, of operating lease liabilities included in accounts payable, accrued expenses and other liabilities.
The following table presents the lease balances within the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$17.3	$0.8
Operating lease liabilities	$23.0	$0.8

Weighted average lease term (years)	2.8	1.0
Weighted average discount rate	3.3%	7.0%

Future minimum rental commitments as of June 30, 2021 under these leases are expected to be as follows:

Future Payments
Remainder of 2021	$5.5
2022	9.3
2023	5.8
2024	2.4
2025 and thereafter	1.2
Total future annual minimum rental payments	24.2
Less: present value discount	(1.2)
Total lease liability as of June 30, 2021	$23.0
As of June 30, 2021, the Company's future operating lease obligations that have not yet commenced are immaterial.
23. Subsequent event
Loss portfolio transfer
On July 30, 2021, the Company reached an agreement to enter into a loss portfolio transfer transaction with Pallas Reinsurance Company Ltd., a subsidiary of Compre, an insurance and reinsurance legacy specialist. The loss portfolio transfer, which is subject to regulatory approval, covers $417 million of loss reserves subject to or associated with the transaction, including much of the legacy Sirius Group Runoff business, including asbestos and environmental, for a premium of $430 million.

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
Acquisition of Sirius International Insurance Group, Ltd.
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
Our results of operations and financial condition for the six months ended June 30, 2021 include Sirius Group for the period from February 26, 2021 through June 30, 2021. The following discussion and analysis of our results of operations for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, as well as our liquidity and capital resources as of June 30, 2021, should be read in that context. In addition, the results of operations for the three and six months ended June 30, 2021 and financial condition as of June 30, 2021 may not be reflective of the ultimate ongoing business of the combined entities.
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
•    Conflicts of interest among various members of Third Point Advisors LLC (“TP GP”), TP Enhanced Fund, Third Point LLC and SiriusPoint; and
•Other risks and uncertainties included in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and any subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
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
On May 27, 2021, in connection with an internal reorganization, Sirius International Group, Ltd. (“SIG”), Sirius International Holdings Ltd. and Sirius International Insurance Group, Ltd., wholly-owned subsidiaries of the Company, merged with and into the Company, with the Company being the surviving entity. In addition, on May 27, 2021, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) merged with and into Sirius Bermuda Insurance Company Ltd. (“Sirius Bermuda”), with Sirius Bermuda being the surviving entity. Upon the effectiveness of the merger, Sirius Bermuda changed its name to SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”). All references to SiriusPoint Bermuda refer to legacy Third Point Re BDA and Sirius Bermuda, unless otherwise indicated.
Our key insurance and reinsurance subsidiaries include SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), SiriusPoint International Insurance Corporation ("SiriusPoint International"), Sirius America Insurance Company ("Sirius America"), Sirius International Corporate Member Limited, a Lloyd's Corporate Member, and SiriusPoint Global Solutions. In addition, Sirius International sponsors Lloyd's Syndicate 1945 ("Syndicate 1945") and Sirius International Corporate Member participates in the Lloyd's market, which in turn provides underwriting capacity to Syndicate 1945. In 2020, Sirius Specialty Insurance Corporation, a New Hampshire domiciled surplus lines underwriter, was established to focus primarily on accident and health and environmental risks.
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
•Property consists of our underwriting lines of business that offer Property Catastrophe Excess Reinsurance, Agriculture Reinsurance and Property Risk and Pro Rata;
•Runoff & Other consists of the results of SiriusPoint Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures, and our legacy reserve-based transactions. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events.
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
Recent Developments
Acquisition of Sirius International Insurance Group, Ltd.
On February 26, 2021, the Company completed the acquisition of Sirius Group. We accounted for the acquisition of Sirius Group under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic Business Combinations. The total deal consideration was $1,079.8 million, which was comprised of stock, cash, and other contingent value components. The associated bargain purchase gain from the Sirius Group acquisition was $10.9 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the total deal consideration. The gain from bargain purchase is included in other revenues in the condensed consolidated statements of income (loss). The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
We believe that our operating subsidiaries, following the acquisition of Sirius Group, have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet expected claims payments and operational expenses, including but not limited to interest payments.
During the first half of 2021, the Company recorded $46.4 million of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $16.7 million of compensation-related expenses.
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

For the three and six months ended June 30, 2021, we recorded $2.8 million and $5.7 million, respectively (2020 - $9.9 million and $19.4 million, respectively) of COVID-19 losses in the Specialty segment.
Recent Strategic Investments
During the second and third quarter of 2021, we announced a number of strategic (re)insurance partnerships.
In April 2021, we announced a strategic partnership with Hestia Capital. Hestia Capital is a Texas-based advisory start-up and will focus on sourcing and developing structured specialty insurance and reinsurance transactions and insurance-related investments in underserved or specialized markets. We made an investment in the company and will provide (re)insurance paper and capacity for the new venture.
In June 2021, we made an equity investment in Outdoorsy, a global online RV rental and outdoor travel marketplace. Outdoorsy plans to use the capital it has raised to drive its growth and expansion of Roamly, Outdoorsy’s innovative insurtech business. Our strategic partnership with Outdoorsy will enable us to support the development of insurance products that serve their customers' needs. Furthermore, our partnership will allow us to deliver on a key strategic goal of identifying and making investments in insurtech companies and aligns with our plans to revitalize and grow our business.
In July 2021, we announced a strategic insurance partnership and investment in Joyn Insurance. Our partnership will allow us to work together to transform small and mid-market U.S. commercial insurance through digital technology, data analytics, and automation. Joyn Insurance will operate as a MGA and began underwriting on July 1, 2021. We are a founding investor in the venture and will provide insurance capacity, backed by a strong reinsurer panel. We will also assist in the strategic direction of Joyn Insurance, helping to shape its growth trajectory.
In July 2021, we launched Banyan Risk Ltd. (“Banyan Risk”). Banyan Risk will operate as a MGA and is headquartered and regulated in Bermuda. Banyan Risk commenced operations in July and will underwrite directors and officers insurance, focusing on tailored solutions for areas such as life sciences, global initial public offerings, the technology sector, and special purpose acquisition companies. In addition to capitalizing Banyan Risk, we will also provide insurance paper and meaningful net capacity.
We intend to remain nimble and optimize our global platform by continuing to partner with and invest in innovative businesses and teams in the (re)insurance industry. We see these strategic partnerships as a key differentiator and a means by which we can add value and drive disruptive change in the industry.
Loss Portfolio Transfer
On July 30, 2021, we reached an agreement to enter into a loss portfolio transfer transaction with Pallas Reinsurance Company Ltd., a subsidiary of Compre, an insurance and reinsurance legacy specialist. The loss portfolio transfer, which is subject to regulatory approval, covers $417 million of loss reserves subject to or associated with the transaction, including much of the legacy Sirius Group Runoff business, including asbestos and environmental, for a premium of $430 million.
Our transaction with Compre underscores the ongoing transformation of SiriusPoint, our focus on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines, and provides further certainty on SiriusPoint's reserve position.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in millions, except for per share data and ratios)
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	10.6%	38.3%	19.3%	(8.6)%
Net underwriting income (1)	$33.3	$0.2	$42.0	$2.3
Combined ratio (1)	92.8%	99.8%	94.2%	99.2%
Basic book value per share (2) (4)	$15.59	$16.88	$15.59	$16.88
Tangible basic book value per share (2) (4)	$14.48	$16.88	$14.48	$16.88
Diluted book value per share (2) (3) (4)	$15.37	$16.71	$15.37	$16.71
Tangible diluted book value per share (2) (4)	$14.30	$16.71	$14.30	$16.71
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
Annualized Return on Average Common Shareholders’ Equity Attributable to SiriusPoint Common Shareholders
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders is calculated by dividing annualized net income (loss) available to SiriusPoint common shareholders for the period by the average common shareholders’ equity determined using the common shareholders' equity balances at the beginning and end of the period.
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and six months ended June 30, 2021 and 2020 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$64.5	$124.0	$195.4	$(59.6)
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	$2,407.5	$1,231.7	$1,563.9	$1,414.1
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,480.1	1,357.3	2,480.1	1,357.3
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,443.8	$1,294.5	$2,022.0	$1,385.7
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	10.6%	38.3%	19.3%	(8.6)%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to a decrease in net income in the current year period. Our investment portfolio results were higher in the second quarter of 2020 due to the strong recovery in financial markets from the COVID-19 pandemic.
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in net income in the current year period driven by improved underwriting and investment results, partially offset by $46.4 million of costs associated with the Sirius Group acquisition.

The average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and six months ended June 30, 2021 was impacted by the additional equity issued related to the Sirius Group acquisition.
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
As of June 30, 2021, basic book value per share was $15.59, representing an increase of $0.40 per share, or 2.6%, from $15.19 per share as of March 31, 2021. As of June 30, 2021, tangible basic book value per share was $14.48, representing an increase of $0.38 per share, or 2.7%, from $14.10 per share as of March 31, 2021. The increases were primarily due to net income in the current year period.
As of June 30, 2021, basic book value per share was $15.59, representing a decrease of $1.29 per share, or 7.6%, from $16.88 per share as of December 31, 2020. As of June 30, 2021, tangible basic book value per share was $14.48, representing a decrease of $2.40 per share, or 14.2%, from $16.88 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, partially offset by net income in the current year period.
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
As of June 30, 2021, diluted book value per share was $15.37, representing an increase of $0.33 per share, or 2.2%, from $15.04 per share as of March 31, 2021. As of June 30, 2021, tangible diluted book value per share was $14.30, representing an increase of $0.33 per share, or 2.4%, from $13.97 per share as of March 31, 2021. The increases were primarily due to net income in the current year period.
As of June 30, 2021, diluted book value per share was $15.37, representing a decrease of $1.34 per share, or 8.0%, from $16.71 per share as of December 31, 2020. As of June 30, 2021, tangible diluted book value per share was $14.30, representing a decrease of $2.41 per share, or 14.4%, from $16.71 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, including the acquisition of intangible assets, partially offset by net income in the current year period.

Consolidated Results of Operations—Three and six months ended June 30, 2021 and 2020:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
	($ in millions)
Net underwriting income	$33.3	$0.2	$33.1	$42.0	$2.3	$39.7
Other revenues	17.8	—	17.8	26.4	—	26.4
Net investment income (loss)	77.4	137.2	(59.8)	263.9	(47.8)	311.7
Net corporate and other expenses	(25.7)	(8.9)	(16.8)	(94.0)	(15.3)	(78.7)
Intangible asset amortization	(1.3)	—	(1.3)	(2.1)	—	(2.1)
Interest expense	(9.8)	(2.0)	(7.8)	(14.7)	(4.1)	(10.6)
Foreign exchange gains (losses)	(12.0)	0.8	(12.8)	0.4	9.0	(8.6)
Income tax expense	(9.6)	(3.3)	(6.3)	(19.4)	(3.7)	(15.7)
Net income (loss)	$70.1	$124.0	$(53.9)	$202.5	$(59.6)	$262.1
The key changes in our consolidated results for the three and six months ended June 30, 2021 compared to the prior year periods are discussed below.
Net Underwriting Income
The increase in net underwriting income for the three months ended June 30, 2021 was primarily driven by higher net underwriting income in the Property and A&H segments from net underwriting income from the legacy Sirius Group companies. Refer to “Segment Results” for additional information.
The increase in net underwriting income for the six months ended June 30, 2021 was primarily driven by higher net underwriting income in the Property and A&H segments from the legacy Sirius Group companies from the date of acquisition and lower COVID-19 losses in the Specialty segment. Refer to “Segment Results” for additional information.
Other Revenues
For the three months ended June 30, 2021, other revenues consist of $15.5 million of changes in the fair value of liability-classified capital instruments issued as part of the aggregate consideration of the Sirius Group acquisition and a bargain purchase gain of $2.3 million. The decline in value of the liability-classified capital instruments was primarily attributable to shorter life to maturity and the gap between the Company’s share price compared to the contractual strike prices of the instruments.
For the six months ended June 30, 2021, other revenues consist of $15.5 million of changes in the fair value of liability-classified capital instruments issued as part of the aggregate consideration of the Sirius Group acquisition and a bargain purchase gain of $10.9 million. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the bargain purchase gain recognized as a result of the Sirius Group acquisition and the components of the aggregate consideration.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	Change
	($ in millions)
Investments in related party investment funds (1)	$1,254.4	$1,055.6	$198.8
Debt securities	2,009.3	101.3	1,908.0
Short-term investments	766.7	—	766.7
Equity securities	5.0	—	5.0
Other long-term investments	463.7	4.0	459.7
Total investments	4,499.1	1,160.9	3,338.2
Cash and cash equivalents	1,032.6	526.0	506.6
Restricted cash and cash equivalents (2)	1,554.4	1,187.9	366.5
Total invested assets and cash	$7,086.1	$2,874.8	$4,211.3
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
Investment Results
The following is a summary of the results from investments and cash for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
	($ in millions)
Net realized and unrealized investment gains	$23.9	$36.0	$(12.1)	$55.4	$47.6	$7.8
Net investment income (loss) from investments in related party fund	45.6	98.6	(53.0)	198.8	(102.2)	301.0
Other net investment income	7.9	2.6	5.3	9.7	6.8	2.9
Net investment income (loss)	$77.4	$137.2	$(59.8)	$263.9	$(47.8)	$311.7

The following is a summary of net investment income (loss) by investment classification, for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
	($ in millions)
Debt securities	$18.1	$39.1	$(21.0)	$10.2	$58.9	$(48.7)
Short-term investments	1.6	—	1.6	1.4	—	1.4
Equity securities	(0.2)	—	(0.2)	—	—	—
Other long-term investments	13.2	—	13.2	61.9	—	61.9
Net investment income (loss) from investments in related party investment funds	45.6	98.6	(53.0)	198.8	(102.2)	301.0
Net investment income (loss) before other investment expenses and investment loss on cash and cash equivalents	78.3	137.7	(59.4)	272.3	(43.3)	315.6
Other investment expenses	(3.5)	(0.5)	(3.0)	(4.5)	(0.8)	(3.7)
Net investment income (loss) on cash and cash equivalents	2.6	—	2.6	(3.9)	(3.7)	(0.2)
Net investment income (loss)	$77.4	$137.2	$(59.8)	$263.9	$(47.8)	$311.7
Investment Returns
The following is a summary of the net investment returns for our total net investments on a U.S. Dollar basis for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
TP Enhanced Fund	3.7%	14.9%	18.9%	(11.9)%
Collateral and other investments managed by Third Point LLC	0.1%	2.2%	0.3%	3.2%
Fixed income investments acquired as part of Sirius acquisition (1)	0.9%	—%	0.4%	—%
Equity securities and other long-term investments acquired as part of Sirius acquisition (2)	2.4%	—%	14.4%	—%
(1)Fixed income investment returns in original currencies for investments acquired as part of the Sirius Group acquisition were 0.7% and 0.6% for the three and six months ended June 30, 2021, respectively.
(2)Equity securities and other long-term investment returns in original currencies for investments acquired as part of the Sirius Group acquisition were 2.3% and 14.5% for the three and six months ended June 30, 2021, respectively.
Net investment income for the three months ended June 30, 2021 was primarily attributable to net investment income of $44.7 million from our investment in the TP Enhanced Fund, corresponding to a 3.7% return. The return was primarily attributable to long event/fundamental equities, particularly in the enterprise technology and healthcare sectors, as well as corporate and structured credit. In addition, the Company recognized net investment income of $35.5 million on fixed maturity, short term, cash equivalents and alternative investments. This was mainly attributable to unrealized gains of $25.5 million resulting from both market appreciation and favorable foreign exchange developments.
Net investment income for the six months ended June 30, 2021 was primarily attributable to net investment income of $197.9 million from our investment in the TP Enhanced Fund, corresponding to a 18.9% return. The return was primarily attributable to long event/fundamental equities, in particular exposure to long-held private securities in the fintech and enterprise technology sectors that either recently went public or were listed in public markets during the first half of 2021. In addition, the Company recognized an unrealized gain of $35.4 million from our investment in Pie Insurance and $13.2 million in unrealized gains in other private equity and hedge fund investments for the six months ended June 30, 2021, partially offset by unrealized losses in debt securities and cash equivalents of $11.0 million.
Net investment income for the three months ended June 30, 2020 was primarily attributable to net investment income of $98.6 million from our investment in the TP Enhanced Fund, as well as investment income from our opportunistic credit investments that we made at the end of the first quarter of 2020 to take advantage of dislocations in the credit market brought on by the COVID-19 pandemic.

The net investment loss for the six months ended June 30, 2020 was primarily attributable to financial market volatility from the COVID-19 pandemic. Losses from the equity portfolio drove the majority of the negative TP Enhanced Fund performance. Investment income from our opportunistic credit investments helped to partially offset overall TP Enhanced Fund losses for the six months ended June 30, 2020.
Refer to “ITEM 3. Quantitative and Qualitative Disclosures about Market Risks” for a discussion of certain risks and factors that could adversely impact our investments results.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities. In addition, for the three and six months ended June 30, 2021, net corporate and other expenses included costs related to the acquisition of Sirius Group and expected credit losses from the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The increase in net corporate and other expenses for the three months ended June 30, 2021 was primarily due to compensation-related expenses associated with the acquisition of Sirius Group and expenses from the legacy Sirius Group companies.
The increase in net corporate and other expenses for the six months ended June 30, 2021 was primarily due to professional and advisory fees and compensation-related expenses associated with the acquisition of Sirius Group, expected credit losses from the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable, and expenses from the legacy Sirius Group companies from the date of acquisition.
For the three months ended June 30, 2021, we recorded $6.0 million of compensation related expenses associated with the acquisition of Sirius Group. For the six months ended June 30, 2021, we recorded $46.4 million of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $16.7 million of compensation-related expenses.
For the three and six months ended June 30, 2021, we recorded current expected credit (gains) losses of $(1.8) million and $15.6 million, respectively (2020 - $nil and $0.2 million, respectively). The increase in current expected credit losses for the six months ended June 30, 2021, was primarily a result of the acquisition of Sirius Group. We recorded an expense to re-establish the acquired company’s current expected credit losses provision. See Note 11 “Allowance for expected credit losses” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the credit loss methodology.
Amortization of Intangible Assets
The amortization of intangible assets for the three and six months ended June 30, 2021 was due to intangible assets recognized as a result of the Sirius Group acquisition.
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
The increase in interest expense for the three and six months ended June 30, 2021 was due to $7.7 million and $10.6 million, respectively, of interest expense from the senior notes and the SEK subordinated notes, from the legacy Sirius Group companies from the date of acquisition.
Foreign Currency Translation
Except for the Canadian reinsurance operations of Sirius America, the U.S. dollar is the functional currency for SiriusPoint’s business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The remeasurement process results in foreign exchange gains (losses) in the consolidated results of operations.
The foreign exchange losses for the three months ended June 30, 2021 were primarily due to $10.8 million of foreign exchange losses from Sirius Group’s international operations, primarily from the foreign currency effects of the SEK subordinated notes.
The foreign exchange gains for the six months ended June 30, 2021 were primarily due to $3.7 million of foreign exchange gains from Sirius Group’s international operations and the foreign currency effects of the SEK subordinated notes from the date of acquisition. These gains were partially offset by foreign exchange losses from the revaluation of foreign currency loss and loss adjustment expense reserves.
The foreign exchange gains for the three and six months ended June 30, 2020 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which strengthened as compared to the pound in the prior period.
Income Tax Expense
The increases in income tax expense for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily the result of increases in income in taxable jurisdictions. Subsequent to the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Gibraltar, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Spain, Sweden, Switzerland, the United Kingdom and the United States.
Segment Results — Three and six months ended June 30, 2021 and 2020
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. Effective January 1, 2021, our business comprises four operating segments, Accident & Health (“A&H”), Specialty, Property, and Runoff & Other.
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

The following table sets forth net underwriting results and ratios for the segment results for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$90.6	$289.3	$213.2	$(30.4)	$562.7
Net premiums written (1)	75.8	241.1	173.3	(31.2)	459.0
Net premiums earned (1)	103.7	231.1	154.4	(22.9)	466.3
Loss and loss adjustment expenses incurred, net (2)	52.1	151.2	74.3	(22.5)	255.1
Acquisition costs, net	19.8	60.8	27.6	(2.6)	105.6
Other underwriting expenses (2)	28.7	19.2	22.3	2.1	72.3
Net underwriting income (loss)	$3.1	$(0.1)	$30.2	$0.1	$33.3

Underwriting ratios (3):
Loss ratio	50.2%	65.4%	48.1%	NM	54.7%
Acquisition cost ratio	19.1%	26.3%	17.9%	NM	22.6%
Other underwriting expense ratio	27.7%	8.3%	14.4%	NM	15.5%
Combined ratio (4)	97.0%	100.0%	80.4%	NM	92.8%

	Three months ended June 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$1.3	$73.8	$72.6	$—	$147.7
Net premiums written (1)	1.3	70.7	57.3	—	129.3
Net premiums earned (1)	0.7	98.5	41.0	0.6	140.8
Loss and loss adjustment expenses incurred, net (2)	2.3	67.8	19.2	(0.2)	89.1
Acquisition costs, net	—	33.8	9.8	0.1	43.7
Other underwriting expenses (2)	0.1	4.8	1.6	1.3	7.8
Net underwriting income (loss)	$(1.7)	$(7.9)	$10.4	$(0.6)	$0.2

Underwriting ratios (3):
Loss ratio	328.6%	68.8%	46.8%	NM	63.3%
Acquisition cost ratio	—%	34.3%	23.9%	NM	31.0%
Other underwriting expense ratio	14.3%	4.9%	3.9%	NM	5.5%
Combined ratio (4)	342.9%	108.0%	74.6%	NM	99.8%
(1)Includes service fee revenue from the Company’s MGUs of $14.0 million for the three months ended June 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $3.5 million and $23.6 million, respectively, for the three months ended June 30, 2021 (2020 - $nil and $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(4)Ratios considered not meaningful ("NM") to Runoff & Other.
(5)In the first quarter of 2021, we modified the presentation of our operating segments to better align with the manner in which management monitors the performance of our operations. This change was primarily due to our acquisition of Sirius Group (See Note 3 “Acquisition of Sirius Group”). Prior period segment results have been adjusted to conform to the current period presentation.
Gross premiums written
Gross premiums written increased by $415.0 million, or 281.0%, to $562.7 million for the three months ended June 30, 2021 from $147.7 million for the three months ended June 30, 2020, primarily driven by an increase in gross premiums written of $435.5 million as a result of new premiums from the legacy Sirius Group companies.

Net premiums written
Net premiums written increased by $329.7 million, or 255.0%, to $459.0 million for the three months ended June 30, 2021 from $129.3 million for the three months ended June 30, 2020, primarily driven by an increase in net premiums written of $363.0 million as a result of new premiums from the legacy Sirius Group companies.
Net premiums earned
Net premiums earned increased by $325.5 million, or 231.2%, to $466.3 million for the three months ended June 30, 2021 from $140.8 million for the three months ended June 30, 2020, primarily driven by an increase in net premiums earned of $359.9 million as a result of new premiums from the legacy Sirius Group companies.
Underwriting results
We generated net underwriting income of $33.3 million and a combined ratio of 92.8% for the three months ended June 30, 2021, compared to net underwriting income of $0.2 million and a combined ratio of 99.8% for the three months ended June 30, 2020. The improvement in net underwriting results was primarily driven by net underwriting income of $25.8 million from the legacy Sirius Group companies, mainly in the Property and A&H segments.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended June 30, 2021 were $12.7 million, or 2.7 percentage points on the combined ratio, primarily from European Windstorms compared to no catastrophe losses recorded for the three months ended June 30, 2020.
Net favorable prior year loss reserve development was $10.1 million for the three months ended June 30, 2021. The change was driven by net favorable prior year loss reserve development of $12.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $8.9 million relating to the Property segment based on better than expected loss reserve emergence, primarily on European-related exposures. The change in net underwriting results for the three months ended June 30, 2020 for prior period loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs, resulted in a $0.2 million improvement in the net underwriting results.

The following table sets forth net underwriting results and ratios for the segment results for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$225.4	$457.0	$275.3	$(28.4)	$929.3
Net premiums written (1)	179.4	385.6	233.6	(29.3)	769.3
Net premiums earned (1)	138.7	370.1	234.6	(21.1)	722.3
Loss and loss adjustment expenses incurred, net (2)	66.1	238.3	119.7	(20.9)	403.2
Acquisition costs, net	24.9	103.1	48.8	(2.2)	174.6
Other underwriting expenses (2)	39.3	29.1	30.5	3.6	102.5
Net underwriting income	$8.4	$(0.4)	$35.6	$(1.6)	$42.0

Underwriting Ratios: (3)
Loss ratio	47.7%	64.4%	51.0%	NM	55.8%
Acquisition cost ratio	18.0%	27.9%	20.8%	NM	24.2%
Other underwriting expenses ratio	28.3%	7.9%	13.0%	NM	14.2%
Combined ratio (4)	94.0%	100.2%	84.8%	NM	94.2%

	Six months ended June 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$2.6	$153.2	$117.6	$—	$273.4
Net premiums written (1)	2.6	147.6	102.3	—	252.5
Net premiums earned (1)	1.9	197.9	86.1	1.2	287.1
Loss and loss adjustment expenses incurred, net (2)	3.3	135.2	37.3	1.1	176.9
Acquisition costs, net	0.2	67.3	25.7	(0.3)	92.9
Other underwriting expenses (2)	0.1	9.3	3.1	2.5	15.0
Net underwriting income (loss)	$(1.7)	$(13.9)	$20.0	$(2.1)	$2.3

Underwriting Ratios: (3)
Loss ratio	173.7%	68.3%	43.3%	NM	61.6%
Acquisition cost ratio	10.5%	34.0%	29.8%	NM	32.4%
Other underwriting expenses ratio	5.3%	4.7%	3.6%	NM	5.2%
Combined ratio (4)	189.5%	107.0%	76.7%	NM	99.2%
(1)Includes service fee revenue from the Company’s MGUs of $24.8 million for the six months ended June 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $4.4 million and $30.9 million, respectively, for the six months ended June 30, 2021 (2020 - $nil and $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(4)Ratios considered not meaningful ("NM") to Runoff & Other.
(5)In the first quarter of 2021, we modified the presentation of our operating segments to better align with the manner in which management monitors the performance of our operations. This change was primarily due to our acquisition of Sirius Group (See Note 3 “Acquisition of Sirius Group”). Prior period segment results have been adjusted to conform to the current period presentation.

Gross premiums written
Gross premiums written increased by $655.9 million, or 239.9%, to $929.3 million for the six months ended June 30, 2021 from $273.4 million for the six months ended June 30, 2020, primarily driven by an increase in gross premiums written of $655.5 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Net premiums written
Net premiums written increased by $516.8 million, or 204.7%, to $769.3 million for the six months ended June 30, 2021 from $252.5 million for the six months ended June 30, 2020, primarily driven by an increase in net premiums written of $530.5 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Net premiums earned
Net premiums earned increased by $435.2 million, or 151.6%, to $722.3 million for the six months ended June 30, 2021 from $287.1 million for the six months ended June 30, 2020, primarily driven by an increase in net premiums earned of $475.8 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Underwriting results
We generated net underwriting income of $42.0 million and a combined ratio of 94.2% for the six months ended June 30, 2021, compared to net underwriting income of $2.3 million and a combined ratio of 99.2% for the six months ended June 30, 2020. The improvement in net underwriting results was primarily driven by net underwriting income of $33.9 million from the legacy Sirius Group companies from the date of acquisition.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the six months ended June 30, 2021 were $18.4 million, or 2.5 percentage points on the combined ratio, from European Windstorms and winter storm Uri compared to no catastrophe losses recorded for the six months ended June 30, 2020. Sirius Group’s Uri losses fell into the pre-acquisition period which, when included total catastrophe losses were $57.9 million.
Net favorable prior year loss reserve development was $9.7 million for the six months ended June 30, 2021. The change was driven by net favorable prior year loss reserve development of $12.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $8.9 million relating to the Property segment based on better than expected loss reserve emergence, primarily on European-related exposures. The change in net underwriting results for the six months ended June 30, 2020 for prior period loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs, resulted in a $3.4 million improvement in the net underwriting results.
COVID-19 losses for the six months ended June 30, 2021 were $5.7 million compared to $19.4 million for the six months ended June 30, 2020, all within the Specialty segment.

A&H
A&H, which consists of the A&H insurance and reinsurance underwriting unit along with our two MGUs, IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services. The following table sets forth net underwriting results and ratios, and the period over period changes for the A&H segment for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
	($ in millions)
Gross premiums written (1)	$90.6	$1.3	$89.3	$225.4	$2.6	$222.8
Net premiums written (1)	75.8	1.3	74.5	179.4	2.6	176.8
Net premiums earned (1)	103.7	0.7	103.0	138.7	1.9	136.8
Loss and loss adjustment expenses incurred, net (2)	52.1	2.3	49.8	66.1	3.3	62.8
Acquisition costs, net	19.8	—	19.8	24.9	0.2	24.7
Other underwriting expenses (2)	28.7	0.1	28.6	39.3	0.1	39.2
Net underwriting income (loss)	$3.1	$(1.7)	$4.8	$8.4	$(1.7)	$10.1

Underwriting ratios (3):
Loss ratio	50.2%	328.6%	(278.4)%	47.7%	173.7%	(126.0)%
Acquisition cost ratio	19.1%	—%	19.1%	18.0%	10.5%	7.5%
Other underwriting expense ratio	27.7%	14.3%	13.4%	28.3%	5.3%	23.0%
Combined ratio	97.0%	342.9%	(245.9)%	94.0%	189.5%	(95.5)%
(1)Includes service fee revenue from the Company’s MGUs of $14.0 million and $24.8 million in the three and six months ended June 30, 2021, respectively (2020 - $nil and $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs for the three and six months ended June 30, 2021 were $3.5 million and $23.6 million, and $4.4 million and $30.9 million, respectively (2020 - $nil and $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Gross premiums written in the A&H segment increased by $89.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by an increase in premiums of $90.6 million as a result of new premiums from the legacy Sirius Group companies.
Gross premiums written in the A&H segment increased by $222.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by an increase in premiums of $225.6 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
The A&H segment generated net underwriting income of $3.1 million and a combined ratio of 97.0% for the three months ended June 30, 2021, compared to a net underwriting loss of $1.7 million for the three months ended June 30, 2020. The change in net underwriting results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily driven by net underwriting income from the legacy Sirius Group companies.
The A&H segment generated net underwriting income of $8.4 million and a combined ratio of 94.0% for the six months ended June 30, 2021, compared to a net underwriting loss of $1.7 million for the six months ended June 30, 2020. The change in net underwriting results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by net underwriting income from the legacy Sirius Group companies from the date of acquisition.

Specialty
Specialty consists of our specialty insurance and reinsurance product offerings, which includes Aviation & Space, Marine & Energy, Credit, Contingency, Casualty, Environmental and Mortgage.
These lines of business represent unique risks where the more difficult and unusual risks are underwritten, and much of the market is characterized by a high degree of specialization. The following table sets forth net underwriting results and ratios, and the period over period changes for the Specialty segment for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
	($ in millions)
Gross premiums written	$289.3	$73.8	$215.5	$457.0	$153.2	$303.8
Net premiums written	241.1	70.7	170.4	385.6	147.6	238.0
Net premiums earned	231.1	98.5	132.6	370.1	197.9	172.2
Loss and loss adjustment expenses incurred, net	151.2	67.8	83.4	238.3	135.2	103.1
Acquisition costs, net	60.8	33.8	27.0	103.1	67.3	35.8
Other underwriting expenses	19.2	4.8	14.4	29.1	9.3	19.8
Net underwriting loss	$(0.1)	$(7.9)	$7.8	$(0.4)	$(13.9)	$13.5

Underwriting ratios (1):
Loss ratio	65.4%	68.8%	(3.4)%	64.4%	68.3%	(3.9)%
Acquisition cost ratio	26.3%	34.3%	(8.0)%	27.9%	34.0%	(6.1)%
Other underwriting expense ratio	8.3%	4.9%	3.4%	7.9%	4.7%	3.2%
Combined ratio	100.0%	108.0%	(8.0)%	100.2%	107.0%	(6.8)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Gross premiums written in the Specialty segment increased by $215.5 million, or 292.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by an increase in premiums of $150.6 million as a result of new premiums from the legacy Sirius Group companies, and due to new casualty premium written of $59.8 million in the period from our Bermuda incorporated MGU, Arcadian, in which we invest capital and expertise.
Gross premiums written in the Specialty segment increased by $303.8 million, or 198.3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by an increase in premiums of $200.1 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition, and due to new casualty premium written of $88.5 million in the period from Arcadian.
The Specialty segment generated a net underwriting loss of $0.1 million and a combined ratio of 100.0% for the three months ended June 30, 2021, compared to a net underwriting loss of $7.9 million and a combined ratio of 108.0% for the three months ended June 30, 2020. The change in net underwriting results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily driven by lower COVID-19 losses in 2021, partially offset by a net underwriting loss of $1.6 million as result of the legacy Sirius Group companies. COVID-19 losses, net of reinsurance and reinstatement premiums, for the three months ended June 30, 2021 were $2.8 million compared to $9.9 million for the three months ended June 30, 2020.
The Specialty segment generated a net underwriting loss of $0.4 million and a combined ratio of 100.2% for the six months ended June 30, 2021, compared to a net underwriting loss of $13.9 million and a combined ratio of 107.0% for the six months ended June 30, 2020. The change in net underwriting results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by lower COVID-19 losses in 2021, partially offset by a net underwriting loss of $2.3 million as result of the legacy Sirius Group companies from the date of acquisition. COVID-19 losses, net of reinsurance and reinstatement premiums, for the six months ended June 30, 2021 were $5.7 million compared to $19.4 million for the six months ended June 30, 2020.

Property
Property consists of our underwriting lines of business which offer Property Catastrophe Excess Reinsurance, Agriculture Reinsurance and Property Risk and Pro Rata insurance and reinsurance on a worldwide basis. The following table sets forth net underwriting results and ratios, and the period over period changes for the Property segment for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
	($ in millions)
Gross premiums written	$213.2	$72.6	$140.6	$275.3	$117.6	$157.7
Net premiums written	173.3	57.3	116.0	233.6	102.3	131.3
Net premiums earned	154.4	41.0	113.4	234.6	86.1	148.5
Loss and loss adjustment expenses incurred, net	74.3	19.2	55.1	119.7	37.3	82.4
Acquisition costs, net	27.6	9.8	17.8	48.8	25.7	23.1
Other underwriting expenses	22.3	1.6	20.7	30.5	3.1	27.4
Net underwriting income	$30.2	$10.4	$19.8	$35.6	$20.0	$15.6

Underwriting ratios (1):
Loss ratio	48.1%	46.8%	1.3%	51.0%	43.3%	7.7%
Acquisition cost ratio	17.9%	23.9%	(6.0)%	20.8%	29.8%	(9.0)%
Other underwriting expense ratio	14.4%	3.9%	10.5%	13.0%	3.6%	9.4%
Combined ratio	80.4%	74.6%	5.8%	84.8%	76.7%	8.1%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Gross premiums written in the Property segment increased by $140.6 million, or 193.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by an increase in premiums of $193.1 million as a result of new premiums from the legacy Sirius Group companies. Excluding the premiums from the Sirius Group legacy companies, the decrease in gross premiums written was due to a reduction in Property Catastrophe Excess Reinsurance premiums to reduce catastrophic risk exposures in anticipation of the Sirius Group acquisition.
Gross premiums written in the Property segment increased by $157.7 million, or 134.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by an increase in premiums of $226.6 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition. Excluding the premiums from the Sirius Group legacy companies, the decrease in gross premiums written was due to a reduction in Property Catastrophe Excess Reinsurance premiums to reduce catastrophic risk exposures in anticipation of the Sirius Group acquisition.
The Property segment generated net underwriting income of $30.2 million and a combined ratio of 80.4% for the three months ended June 30, 2021, compared to net underwriting income of $10.4 million and a combined ratio of 74.6% for the three months ended June 30, 2020. The change in net underwriting results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily driven by net underwriting income of $25.0 million as a result of the legacy Sirius Group companies. Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended June 30, 2021 were $12.7 million, primarily from European Windstorms compared to no catastrophe losses recorded for the three months ended June 30, 2020. Net favorable prior year loss reserve development was $8.6 million for the three months ended June 30, 2021 compared to minimal prior year loss reserve development for the three months ended June 30, 2020. The change was driven by net favorable loss reserve development from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $8.9 million relating to the Property segment based on better than expected loss reserve emergence, primarily on European-related exposures.

The Property segment generated net underwriting income of $35.6 million and a combined ratio of 84.8% for the six months ended June 30, 2021, compared to net underwriting income of $20.0 million and a combined ratio of 76.7% for the six months ended June 30, 2020. The change in net underwriting results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by net underwriting income of $28.9 million as a result of the legacy Sirius Group companies from the date of acquisition. Catastrophe losses, net of reinsurance and reinstatement premiums, for the six months ended June 30, 2021 were $18.4 million, from European Windstorms and winter storm Uri compared to no catastrophe losses recorded for the six months ended June 30, 2020. Net favorable prior year loss reserve development was $8.8 million for the six months ended June 30, 2021 compared to minimal prior year loss reserve development for the six months ended June 30, 2020. The change was driven by net favorable loss reserve development from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $8.9 million relating to the Property segment based on better than expected loss reserve emergence, primarily on European-related exposures.
Runoff & Other
Runoff & Other consists of the results of SiriusPoint Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures, and our legacy reserve-based transactions. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events. The following table sets forth net underwriting results, and the period over period changes for the Runoff & Other segment for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
	($ in millions)
Gross premiums written	$(30.4)	$—	$(30.4)	$(28.4)	$—	$(28.4)
Net premiums written	(31.2)	—	(31.2)	(29.3)	—	(29.3)
Net premiums earned	(22.9)	0.6	(23.5)	(21.1)	1.2	(22.3)
Loss and loss adjustment expenses incurred, net	(22.5)	(0.2)	(22.3)	(20.9)	1.1	(22.0)
Acquisition costs, net	(2.6)	0.1	(2.7)	(2.2)	(0.3)	(1.9)
Other underwriting expenses	2.1	1.3	0.8	3.6	2.5	1.1
Net underwriting income (loss)	$0.1	$(0.6)	$0.7	$(1.6)	$(2.1)	$0.5
Underwriting Results
Gross premiums written in the Runoff & Other segment decreased by $30.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by a reduction of $30.0 million from the impact of restructuring one retroactive reinsurance contract that was previously written and fully earned. The decrease in net premiums earned from the reduction in retroactive exposures in this reinsurance contract was offset by a similar decrease in loss and loss adjustment expenses incurred and acquisition costs.
Gross premiums written in the Runoff & Other segment decreased by $28.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by reduction of $30.0 million from the impact of restructuring one retroactive reinsurance contract that was previously written and fully earned. The decrease in net premiums earned from the reduction in retroactive exposures in this reinsurance contract was offset by a similar decrease in loss and loss adjustment expenses incurred and acquisition costs.
The Runoff & Other segment generated net underwriting income of $0.1 million for the three months ended June 30, 2021, compared to a net underwriting loss of $0.6 million for the three months ended June 30, 2020. Included in the net underwriting loss is a net underwriting loss of $0.5 million from the legacy Sirius Group companies.
The Runoff & Other segment generated a net underwriting loss of $1.6 million for the six months ended June 30, 2021, compared to a net underwriting loss of $2.1 million for the six months ended June 30, 2020. Included in the net underwriting loss is a net underwriting loss of $0.8 million from the legacy Sirius Group companies from the date of acquisition.

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

The following table sets forth the computation of basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Basic and diluted book value per share numerator:	($ in millions, except share and per share amounts)
Shareholders' equity attributable to SiriusPoint shareholders	$2,680.1	$1,563.9
Less: Series B preference shares	(200.0)	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - basic	2,480.1	1,563.9
Plus: carrying value of Series A preference shares issued in merger	38.4	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - diluted	2,518.5	1,563.9
Less: intangible assets	(176.7)	—
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - basic	2,303.4	1,563.9
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - diluted	$2,341.8	$1,563.9
Basic and diluted book value per share denominator:
Common shares outstanding	161,945,750	95,582,733
Unvested restricted shares	(2,879,187)	(2,933,993)
Basic book value per share denominator	159,066,563	92,648,740
Effect of dilutive Series A preference shares issued in merger	2,088,464	—
Effect of dilutive warrants	24,295	—
Effect of dilutive stock options, restricted shares and restricted share units issued to directors and employees (1)	2,629,954	969,386
Diluted book value per share denominator	163,809,276	93,618,126

Basic book value per share	$15.59	$16.88
Tangible basic book value per share	$14.48	$16.88
Diluted book value per share	$15.37	$16.71
Tangible diluted book value per share	$14.30	$16.71
(1)As of June 30, 2021, the effect of dilutive restricted shares issued to directors and employees was comprised of 2,879,187 restricted shares with a service condition.
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
Dividend Capacity
Refer to “Overview” above for additional details on the internal reorganization of various entities within SiriusPoint, effective on May 27, 2021.
We are subject to regulatory and other constraints that affect our ability to pay dividends. For the three and six months ended June 30, 2021, SiriusPoint did not pay any dividends to its common shareholders.
As of December 31, 2020, Third Point Re BDA and Third Point Re USA could pay dividends to SiriusPoint of approximately $316.7 million and $47.4 million, respectively. Third Point Re USA is subject to a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. For a further discussion of the various restrictions on Third Point Re BDA and Third Point RE USA’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2020 Form 10-K. During the three and six months ended June 30, 2021, Third Point Re USA paid $nil and $4.0 million of dividends, respectively, to its immediate parent.
As of December 31, 2020, Sirius Bermuda could pay dividends of approximately $464.0 million to its immediate parent company, SIG. Sirius Bermuda indirectly owns SiriusPoint International, Sirius America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. During the three and six months ended June 30, 2021, Sirius Bermuda paid $9.0 million dividends to its immediate parent.
SiriusPoint International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (SFSA). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. SiriusPoint International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2020, SiriusPoint International had $386.9 million (based on the December 31, 2020 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2021. The amount of dividends available to be paid by SiriusPoint International in any given year is also subject to cash flow and earnings generated by SiriusPoint International's business, the maintenance of adequate solvency capital ratios for SiriusPoint International and the consolidated Sirius International UK Holdings Ltd. group, as well as to dividends received from its subsidiaries. Earnings generated by SiriusPoint International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During the three and six months ended June 30, 2021, SiriusPoint International did not pay dividends to its immediate parent.
Under the normal course of business, Sirius America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, as of December 31, 2020, Sirius America had $559.6 million of statutory surplus and $92.6 million of earned surplus, and could pay approximately $38.7 million to its parent company without prior regulatory approval. During the three and six months ended June 30, 2021, Sirius America did not pay dividends to its immediate parent.
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
Safety Reserve
Subject to certain limitations under Swedish law, SiriusPoint International is permitted to transfer pre-tax income amounts into a reserve referred to as a "Safety Reserve." Under local statutory requirements, an amount equal to the deferred tax liability on SiriusPoint International's Safety Reserve is included in Solvency Capital. Access to the Safety Reserve is restricted to cover insurance and reinsurance losses and to cover a breach of the Solvency Capital Requirement. Access for any other purpose requires the approval of Swedish regulatory authorities. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally include the balance of the Safety Reserve, without any provision for deferred taxes, in SiriusPoint International's regulatory capital when assessing SiriusPoint International and SiriusPoint's financial strength.
As of June 30, 2021, SiriusPoint International's Safety Reserve was SEK 9.7 billion, or $1.1 billion (based on the June 30, 2021 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($234.5 million based on the June 30, 2021 SEK to USD exchange rate) is only required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 20.6%. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 20.6%, the additional tax expense is SEK 5.0 million, or $0.6 million for the six months ended June 30, 2021 (based on the June 30, 2021 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this provision and SiriusPoint International's Safety Reserve balance as of January 1, 2021, SiriusPoint International has recorded a current tax liability of SEK 59.9 million, or $7.1 million (based on the June 30, 2021 SEK to USD exchange rate) and an additional deferred tax liability as of June 30, 2021 in the amount of SEK 59.9  million, or $7.0 million (based on the June 30, 2021 SEK to USD exchange rate) for a total deferred tax liability of $241.5 million.
Sources of Liquidity
Our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.
We believe the liquidity profile of the net investments underlying the TP Enhanced Fund, the Company’s rights under the Third Amended and Restated Exempted Limited Partnership Agreement among SiriusPoint, SiriusPoint Bermuda and Third Point Re USA effective February 26, 2021 (the “2020 LPA”) to withdraw from the TP Enhanced Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations. TP Enhanced Fund’s investment portfolio is concentrated in tradable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the 2019 LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. Under the 2020 LPA, the Company has the right to withdraw funds monthly from TP Enhanced Fund to meet capital adequacy requirements and to satisfy financing obligations. The Company may also withdraw its investment upon the occurrence of certain events specified in the 2020 LPA, including, to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA, and may withdraw its investment in full on the first quarter end date after the five-year anniversary of the closing date of the acquisition of Sirius Group (i.e. March 31, 2026) and each successive two-year anniversary of such date. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to the TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2021, there were no outstanding borrowings under the Facility. In addition, as of June 30, 2021, SiriusPoint was in compliance with all of the covenants under the Facility.
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
Our debt and equity instruments as of June 30, 2021 and December 31, 2020 are summarized below.
2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group, through SIG, issued floating rate callable subordinated notes denominated in SEK in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22, and December 22 in each year commencing on December 22, 2017, until maturity in September 2047. The 2017 SEK Subordinated Notes are listed on the Euronext Dublin exchange.
As a result of the Company’s merger with SIG, the Company acquired the existing and outstanding aggregate principal amount of the 2017 SEK Subordinated Notes pursuant to the First Supplemental Subordinated Indenture, dated May 27, 2021, among SIG, the Company and The Bank of New York Mellon, as trustee (the “Trustee”).
As of June 30, 2021, the carrying value of the 2017 SEK Subordinated Notes was $315.5 million and reflected as debt in the in the condensed consolidated balance sheets.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, see Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
2016 SIG Senior Notes
On November 1, 2016, Sirius Group, through SIG, issued $400.0 million face value of senior unsecured notes ("2016 SIG Senior Notes") at an issue price of 99.209% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 SIG Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1, and November 1, in each year commencing on May 1, 2017, until maturity in November 2026. The 2016 SIG Senior Notes are listed on the Bermuda Stock Exchange.
As a result of the Company’s merger with SIG, the Company acquired the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee. The Company was in compliance with all debt covenants as of and for the period ended June 30, 2021.
As of June 30, 2021, the carrying value of the 2016 SIG Senior Notes was $406.6 million and reflected as debt in the in the condensed consolidated balance sheets.
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
As of June 30, 2021 and December 31, 2020, the carrying value of the 2015 TPRUSA Senior Notes was $114.4 million and $114.3 million, respectively, and reflected as debt in the in the condensed consolidated balance sheets.
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
As of June 30, 2021, the estimated fair value of the Series A preference shares was $38.4 million and is reflected in liability-classified capital instruments in the condensed consolidated balance sheets. During the six months ended June 30, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
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
On June 28, 2021, the Company entered into an Underwriting Agreement with the Series B preference shareholders (the “Selling Shareholders”) pursuant to which the Selling Shareholders sold to the public market 5,520,000 Series B preference shares. The Company did not receive any proceeds from the sale of the Series B preference shares by the Selling Shareholders. The transaction did not change the underlying conditions of the Series B preference shares. The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PB”.

As of June 30, 2021, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholder’s equity attributable to SiriusPoint shareholders in the condensed consolidated balance sheets. During the six months ended June 30, 2021, the Company declared and paid dividends of $4.1 million to Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 16 “Shareholders' equity” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Debt Covenants
As of June 30, 2021, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, and the 2015 TPRUSA Senior Notes.
Letter of Credit Facilities
As of June 30, 2021, $1,078.0 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letters of credit facilities as of June 30, 2021.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of June 30, 2021, total cash and cash equivalents and debt securities with a fair value of $1,223.5 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments increased by $1,224.7 million, or 96.1%, to $2,499.0 million as of June 30, 2021 from $1,274.3 million as of December 31, 2020. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral as a result of the acquisition of Sirius Group.
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
Operating, investing and financing cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	2021	2020
	($ in millions)
Net cash provided by operating activities	$12.4	$30.4
Net cash provided by (used in) investing activities	820.6	(206.8)
Net cash provided by (used in) financing activities	40.1	(5.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	873.1	(181.9)
Cash, cash equivalents and restricted cash at beginning of period	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of period	$2,587.0	$1,472.1
Operating Activities
The decrease in cash flows from operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to transaction related payments for professional and advisory fees relating to the Sirius Group acquisition.
Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration. Cash flows used in investing activities for the six months ended June 30, 2020 primarily relates to the purchase of new fixed income investments.
Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group. Cash flows used in financing activities for the six months ended June 30, 2020 consisted of $5.2 million from payments on deposit liability contracts.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Financial Condition
As of June 30, 2021, total shareholders’ equity was $2,683.4 million, compared to $1,565.3 million as of December 31, 2020. The increase was primarily due to the acquisition of Sirius Group. See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Contractual Obligations
During the three and six months ended June 30, 2021, other than as disclosed in Note 9 "Loss and loss adjustment expense reserves" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to an increase in our reserve for loss and loss adjustment expense reserves, Note 13 "Debt and letter of credit facilities" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to our long term debt obligations and Note 22 "Commitments and Contingencies" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to lease agreements, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition
and Results of Operations” of our 2020 Form 10-K.

Supplemental Guarantor Financial Information
In March 2020, the SEC issued Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Release 33-10762”). SEC Release No 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of SEC Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the first quarter ended March 31, 2021.
On February 13, 2015, TPRUSA (“Subsidiary Issuer”) issued the 2015 TPRUSA Senior Notes in the aggregate principal amount of $115.0 million. The 2015 TPRUSA Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint (“Parent Guarantor”), and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes. See Note 13 “Debt and letter of credit facilities” included elsewhere in this Quarterly Report on Form 10-Q for additional information.
The following tables present supplemental summarized financial information for SiriusPoint and TPRUSA (the “Obligor group”):

	SiriusPoint (1)		TPRUSA
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	($ in millions)
Assets
Total investments in securities	$16.6	$4.0	$—	$—
Cash and cash equivalents	2.0	0.2	0.4	0.2
Deferred tax asset	—	—	9.1	8.5
Amounts due from affiliates	—	96.6	—	—
Other assets	19.2	4.9	—	—
Total assets	$37.8	$105.7	$9.5	$8.7
Liabilities
Accounts payable, accrued expenses and other liabilities	$33.7	$1.7	$3.0	$3.0
Deferred tax liability	9.6	—	—	—
Amounts due to affiliates	14.2	—	—	—
Liability-classified capital instruments	122.2	—	—	—
Debt	722.1	—	114.4	114.3
Total liabilities	901.8	1.7	117.4	117.3
Total shareholders’ equity (2)	(864.0)	104.0	(107.9)	(108.6)
Total liabilities and shareholders’ equity	$37.8	$105.7	$9.5	$8.7
(1)Excludes investment in Subsidiary Issuer (presented separately).
(2)Total shareholders' equity of Parent Guarantor excludes $3,544.1 million and $1,459.9 million of investment in subsidiaries, including Subsidiary Issuer, at June 30, 2021 and December 31, 2020, respectively. Total shareholders' equity of Subsidiary Issuer excludes $305.5 million and $297.4 million of investment in subsidiaries at June 30, 2021 and December 31, 2020, respectively.

	SiriusPoint (1)		TPRUSA
	Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
	($ in millions)
Revenues
Net investment income	$1.3	$—	$—	$—
Other revenues	17.8	—	—	—
Total revenues	19.1	—	—	—
Expenses
Net corporate and other expenses	27.7	4.5	—	—
Interest expense	10.6	—	2.1	2.0
Foreign exchange losses	2.5	—	—	—
Total expenses	40.8	4.5	2.1	2.0
Loss before income tax (expense) benefit	(21.7)	(4.5)	(2.1)	(2.0)
Income tax (expense) benefit	(1.7)	—	0.4	0.4
Net loss	(23.4)	(4.5)	(1.7)	(1.6)
Dividends on Series B preference shares	(4.0)	—	—	—
Net loss attributable to Obligor group (2)	$(27.4)	$(4.5)	$(1.7)	$(1.6)

	SiriusPoint (1)		TPRUSA
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	($ in millions)
Revenues
Net investment income	$1.3	$—	$—	$—
Other revenues	26.4	—	—	—
Total revenues	27.7	—	—	—
Expenses
Net corporate and other expenses	67.2	6.8	—	—
Interest expense	10.6	—	4.1	4.1
Foreign exchange gains	2.5	—	—	—
Total expenses	80.3	6.8	4.1	4.1
Income before income tax (expense) benefit	(52.6)	(6.8)	(4.1)	(4.1)
Income tax (expense) benefit	(9.6)	—	0.9	0.9
Net loss	(62.2)	(6.8)	(3.2)	(3.2)
Dividends on Series B preference shares	(5.5)	—	—	—
Net loss attributable to Obligor group (2)	$(67.7)	$(6.8)	$(3.2)	$(3.2)
(1)Excludes investment in Subsidiary Issuer (presented separately).
(2)Net income of Parent Guarantor excludes equity in earnings (losses) from investment in subsidiaries, including Subsidiary Issuer, of $91.9 million and $263.1 million for the three and six months ended June 30, 2021, respectively (2020 - $128.5 million and $(52.8) million, respectively). Net income of Subsidiary Issuer excludes equity in earnings from investment in subsidiaries of $3.7 million and $12.1 million for the three and six months ended June 30, 2021, respectively (2020 - $14.3 million and $17.4 million, respectively).
Off-Balance Sheet Commitments and Arrangements
We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies”, of Item 8. “Financial Statements and Supplementary Data” included in our 2020 Form 10-K. Effective January 1, 2021, the

Company changed its accounting policy for assumed written premium recognition. Previously, the Company estimated ultimate premiums for the entire contract period and recorded this estimate at inception of the contract. For contracts where the full premium written was not estimable at inception, the Company recorded premium written for the portion of the contract period for which the amount was estimable. Refer to Note 2 “Significant accounting policies” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2020, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves and (3) fair value measurements related to our investments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Form 10-K and revised sections of the 2020 Form 10-K for premium revenue recognition included in the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021.
Due to the acquisition of Sirius Group on February 26, 2021, there are two additional items that require significant judgments and estimations by management which are: (1) intangible assets and (2) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Intangible Assets
As part of the acquisition of Sirius Group, SiriusPoint recognized identifiable intangible assets. As of June 30, 2021, these identifiable intangible assets had a carrying value of $176.7 million and consisted of the following, and are included in intangible assets on the Company’s condensed consolidated balance sheet:
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of June 30, 2021:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$2,009.3	300 bp decrease	$2,137.0	$127.7
		200 bp decrease	2,090.3	81.0
		100 bp decrease	2,043.9	34.6
		50 bp decrease	2,020.9	11.6
		50 bp increase	1,987.4	(21.9)
		100 bp increase	1,965.5	(43.8)
		200 bp increase	1,922.2	(87.1)
		300 bp increase	$1,879.2	$(130.1)
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
Equity Securities and Other Investments Price Risk
Equity Securities and Other Long-term Investments Price Risk
The carrying values of our equity securities and other long-term investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of our equity securities and other long-term investments as of June 30, 2021, the carrying value of our equity securities and other long-term investments would have increased or decreased by approximately $46.9 million and $140.6 million, pre-tax, respectively.
Investment in related party investment funds
The carrying values of our investments in related party investment funds, including TP Enhanced Fund and TP Venture Fund, are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of June 30, 2021, the carrying value of these investments would have increased or decreased by approximately $125.4 million and $376.3 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of June 30, 2021:

	10% increase	10% decrease
	($ in millions)
British Pound to U.S. dollar	$3.6	$(3.6)
Japanese Yen to U.S. dollar	(1.0)	1.0
Euro to U.S. dollar	1.3	(1.3)
Swedish Krona to U.S. dollar	1.4	(1.4)
Canadian Dollar to U.S. dollar	$(3.3)	$3.3
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
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
On February 26, 2021, we completed the acquisition of Sirius Group. As of June 30, 2021, Sirius Group represented approximately 64% and 62% of the Company’s total assets and liabilities, respectively. For the three and six months ended June 30, 2021, Sirius Group represented approximately 70% and 53%, respectively, of the Company’s total revenues. We currently exclude, and are in the process of working to incorporate, Sirius Group in our evaluation of internal control over financial reporting and related disclosure controls and procedures.

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
ITEM 1A. Risk Factors
Except for the risk factor below, there have been no material changes to the risk factors disclosed in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
We face risks associated with joint ventures and investments in which we share ownership or management with third parties.
We have and may continue to enter into joint ventures and invest in entities in which we share ownership or management with third parties. In certain circumstances, we may not have complete control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures or entities. As a result, we may face certain operating, financial, legal and regulatory compliance and other risks relating to these joint ventures and entities, including risks related to the financial strength of joint venture partners and other investors; the willingness of joint venture partners and other investors to provide adequate funding for the joint venture or entity; differing goals, strategies, priorities or objectives between us and joint venture partners or other investors; our inability to unilaterally implement actions, policies or procedures with respect to the joint venture or entity that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, entity, joint venture partners or other investors; the risk that the actions of joint venture partners and other investors could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with joint venture partners or other investors. As a result, joint ventures, franchises and investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows. In addition to providing investment capital to these joint ventures and investments, we may also provide underwriting capacity to these businesses on terms that we would not generally offer to the general market. Therefore, our losses from or related to these investments may significantly exceed our invested capital.

Our investment strategy includes investing in newly formed venture growth stage companies with limited or no operating history, so the risk of loss from our investments and underwriting capacity may be substantially higher than if we invested in or underwrote established businesses with proven business models and management teams. The revenues, income (or losses), and projected financial performance and valuations of venture growth stage companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our strategic partners, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. Our target venture growth stage companies may be geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many venture growth stage companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture growth stage companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital. To the extent that our strategic partners are unable to secure additional capital funding from us or third parties, they may be unable to fund their continued growth and development or their ongoing operations, which could have a material adverse impact on our investments in those businesses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended June 30, 2021:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2021 - April 30, 2021	—	$—	—	$61,295,462
May 1, 2021 - May 31, 2021	—	—	—	61,295,462
June 1, 2021 - June 30, 2021	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the amount remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million of the Company’s outstanding common shares in the aggregate.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

4.1	Side Letter with Series B Preference Shareholders
4.2
Indenture, dated as of November 1, 2016, by and between Sirius International Group, Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018)

4.3
First Supplemental Indenture, dated as of November 1, 2016, by and between Sirius International Group, Ltd. and The Bank of New York Mellon, as trustee, including form of 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018)

4.4
Supplemental Indenture, dated as of October 28, 2019, between Sirius International Group, Ltd. and The Bank of New York Mellon, as trustee, relating to the First Supplemental Indenture, dated as of November 1, 2016 in regards to the 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Sirius International Insurance Group, Ltd. on October 28, 2019).

4.5
Third Supplemental Indenture, dated as of May 27, 2021, by and among Sirius International Group, Ltd., SiriusPoint Ltd. and The Bank of New York Mellon, as trustee, in regards to the 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by SiriusPoint Ltd. on May 27, 2021)

4.6
Subordinated Indenture, dated as of September 22, 2017, by and among Sirius International Group, Ltd., The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon London Branch, as Paying Agent, including form of Floating Rate Callable Subordinated Notes due 2047 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018)

4.7
First Supplemental Indenture, dated as of May 27, 2021, by and among Sirius International Group, Ltd., SiriusPoint Ltd., The Bank of New York Mellon, as trustee and The Bank of New York Mellon, London Branch, as paying agent and calculation agent relating to the Subordinated Indenture, dated as of September 22, 2017 in regards to the Floating Rate Callable Subordinated Notes due 2047 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by SiriusPoint Ltd. on May 27, 2021)

10.1*	Form of Employee Service Restricted Shares Agreement (prior performance cycles)
10.2*	Form of Employee Service Restricted Share Unit Agreement (time vesting RSUs)
10.3*	Form of Employee Performance Restricted Share Unit Agreement (performance vesting RSUs)
10.9.1
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the IPO Award granted on August 6, 2018 (incorporated by reference to Exhibit 10.9.1 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd.. on November 9, 2020)

10.9.2
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the PSU Award granted on February 28, 2019 (incorporated by reference to Exhibit 10.9.2 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd.. on November 9, 2020)

10.9.3
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the PSU Award granted on February 27, 2020 (incorporated by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd.. on November 9, 2020)

10.9.4
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd.. on November 9, 2020)

10.9.5
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.5 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd.. on November 9, 2020)

10.9.6
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.6 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd.. on November 9, 2020)

10.28	Schedule of Signatories to the Director and Officer Indemnification Agreement as of June 30, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
Date: August 5, 2021
/s/ Sid Sankaran
Sid Sankaran
Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Junius
David W. Junius
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)