Form 10-Q
period 2021-09-30
SiriusPoint Ltd
filed 2021-11-03
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-36052
SIRIUSPOINT LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1599372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Point House
3 Waterloo Lane
Pembroke HM 08, Bermuda
+1 441 542-3300
(Address of Principal Executive Offices) (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, $0.10 par value	SPNT	New York Stock Exchange
8.00% Resettable Fixed Rate Preference Shares, Series B, $0.10 par value, $25.00 liquidation preference per share	SPNT PRB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of November 1, 2021, the registrant had 161,935,588 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2021 and December 31, 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	September 30, 2021	December 31, 2020
Assets
Investments in related party investment funds, at fair value (cost - $891.9; 2020 - $891.9)	$1,456.8	$1,055.6
Debt securities, trading, at fair value (cost - $2,111.3; 2020 - $91.4)	2,100.9	101.3
Short-term investments, at fair value (cost - $1,057.9; 2020 - N/A)	1,057.9	—
Equity securities, trading, at fair value (cost - $4.9; 2020 - N/A)	3.4	—
Other long-term investments, at fair value (cost - $400.7; 2020 - $4.0)	454.5	4.0
Total investments	5,073.5	1,160.9
Cash and cash equivalents	701.2	526.0
Restricted cash and cash equivalents	1,482.3	1,187.9
Due from brokers	51.4	94.9
Interest and dividends receivable	8.6	0.9
Insurance and reinsurance balances receivable, net	1,621.4	441.9
Deferred acquisition costs, net and value of business acquired	220.2	68.6
Unearned premiums ceded	248.3	20.5
Loss and loss adjustment expenses recoverable, net	843.5	14.4
Deferred tax asset	194.2	0.4
Intangible assets	173.7	—
Other assets	97.0	18.8
Total assets	$10,715.3	$3,535.2
Liabilities
Loss and loss adjustment expense reserves	$4,862.3	$1,310.1
Unearned premium reserves	1,215.4	284.8
Reinsurance balances payable	596.4	78.1
Deposit liabilities	154.0	153.0
Securities sold, not yet purchased, at fair value	2.9	12.0
Due to brokers	9.6	—
Accounts payable, accrued expenses and other liabilities	154.1	17.6
Deferred tax liability	152.2	—
Liability-classified capital instruments	103.4	—
Debt	827.0	114.3
Total liabilities	8,077.3	1,969.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	—
Common shares (issued and outstanding: 161,949,037; 2020 - 95,582,733)	16.2	9.6
Additional paid-in capital	1,654.3	933.9
Retained earnings	767.8	620.4
Accumulated other comprehensive loss	(0.3)	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,638.0	1,563.9
Noncontrolling interests	—	1.4
Total shareholders’ equity	2,638.0	1,565.3
Total liabilities, noncontrolling interests and shareholders’ equity	$10,715.3	$3,535.2

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2021 and 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Net premiums earned	$512.1	$141.7	$1,234.4	$428.9
Net realized and unrealized investment gains (losses)	(11.7)	7.0	43.7	54.6
Net investment income from investments in related party investment funds	202.4	110.6	401.2	8.3
Other net investment income	9.1	4.4	18.8	11.2
Net investment income	199.8	122.0	463.7	74.1
Other revenues	20.7	—	47.1	—
Total revenues	732.6	263.7	1,745.2	503.0
Expenses
Loss and loss adjustment expenses incurred, net	581.7	110.5	984.9	287.4
Acquisition costs, net	106.9	54.8	281.5	147.7
Other underwriting expenses	89.3	6.1	191.8	21.1
Net corporate and other expenses	19.5	14.9	113.5	30.2
Intangible asset amortization	2.0	—	4.1	—
Interest expense	9.7	2.1	24.4	6.2
Foreign exchange (gains) losses	(16.1)	5.9	(16.5)	(3.1)
Total expenses	793.0	194.3	1,583.7	489.5
Income (loss) before income tax (expense) benefit	(60.4)	69.4	161.5	13.5
Income tax (expense) benefit	13.0	(0.7)	(6.4)	(4.4)
Net income (loss)	(47.4)	68.7	155.1	9.1
Net loss attributable to noncontrolling interests	3.4	—	1.8	—
Net income (loss) available to SiriusPoint	(44.0)	68.7	156.9	9.1
Dividends on Series B preference shares	(4.0)	—	(9.5)	—
Net income (loss) available to SiriusPoint common shareholders	$(48.0)	$68.7	$147.4	$9.1
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(0.30)	$0.74	$0.94	$0.10
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(0.34)	$0.73	$0.92	$0.10
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	159,225,772	92,613,393	145,095,270	92,466,813
Diluted	160,240,888	92,969,646	147,597,964	92,877,674

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2021 and 2020
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Comprehensive income (loss)
Net income (loss)	$(47.4)	$68.7	$155.1	$9.1
Other comprehensive loss
Change in foreign currency translation, net of tax	(1.8)	—	(0.3)	—
Total other comprehensive loss	(1.8)	—	(0.3)	—
Comprehensive income (loss)	(49.2)	68.7	154.8	9.1
Net loss attributable to noncontrolling interests	3.4	—	1.8	—
Comprehensive income (loss) available to SiriusPoint	$(45.8)	$68.7	$156.6	$9.1
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2021 and 2020
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Series B preference shares
Balance, beginning of period	$200.0	$—	$—	$—
Issuance of preference shares, net	—	—	200.0	—
Balance, end of period	200.0	—	200.0	—
Common shares
Balance, beginning of period	16.2	9.5	9.6	9.4
Issuance of common shares, net	—	—	0.2	0.1
Issuance of common shares for Sirius Group acquisition	—	—	5.8	—
Issuance of common shares to related party	—	—	0.6	—
Balance, end of period	16.2	9.5	16.2	9.5
Additional paid-in capital
Balance, beginning of period	1,646.6	930.5	933.9	927.7
Issuance of common shares, net	—	—	65.7	(0.4)
Issuance of common shares for Sirius Group acquisition	—	—	589.7	—
Issuance of common shares to related party	—	—	48.0	—
Share compensation expense	7.7	1.5	17.0	4.7
Balance, end of period	1,654.3	932.0	1,654.3	932.0
Retained earnings
Balance, beginning of period	815.8	417.3	620.4	476.9
Net income (loss)	(47.4)	68.7	155.1	9.1
Net loss attributable to noncontrolling interests	3.4	—	1.8	—
Dividends on preference shares	(4.0)	—	(9.5)	—
Balance, end of period	767.8	486.0	767.8	486.0
Accumulated other comprehensive income (loss)
Accumulated net foreign currency translation
Balance, beginning of period	1.5	—	—	—
Net change in foreign currency translation	(1.8)	—	(0.3)	—
Balance, end of period	(0.3)	—	(0.3)	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,638.0	1,427.5	2,638.0	1,427.5
Noncontrolling interests	—	1.0	—	1.0
Total shareholders’ equity	$2,638.0	$1,428.5	$2,638.0	$1,428.5

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2021 and 2020
(expressed in millions of U.S. dollars)

	2021	2020
Operating activities
Net income	$155.1	$9.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation expense	17.0	4.7
Net interest (income) expense on deposit liabilities	3.9	(0.1)
Net realized and unrealized gain on investments and derivatives	(52.9)	(56.8)
Net realized and unrealized gain on investment in related party investment funds	(401.2)	(8.3)
Net foreign exchange gains	(16.5)	(3.1)
Other revenues	(47.1)	—
Gain from sale of consolidated subsidiary	(5.8)	—
Amortization of premium and accretion of discount, net	9.4	(2.0)
Amortization of intangible assets	4.1	—
Depreciation and other amortization	4.5	—
Changes in assets and liabilities:
Insurance and reinsurance balances receivable	27.4	37.4
Deferred acquisition costs, net and value of business acquired	(3.7)	22.8
Unearned premiums ceded	(38.8)	(9.7)
Loss and loss adjustment expenses recoverable	(368.4)	(8.1)
Deferred tax asset/liability	(0.2)	4.3
Other assets	63.6	(3.6)
Interest and dividends receivable, net	0.3	0.3
Loss and loss adjustment expense reserves	626.1	77.8
Unearned premium reserves	30.6	(50.2)
Reinsurance balances payable	130.1	36.6
Accounts payable, accrued expenses and other liabilities	(110.9)	(5.8)
Net cash provided by operating activities	26.6	45.3
Investing activities
Purchases of investments	(2,275.1)	(444.1)
Proceeds from sales and maturities of investments	1,995.0	441.6
Purchases of investments to cover short sales	(12.5)	(0.1)
Proceeds from short sales of investments	4.7	15.7
Change in due to/from brokers, net	45.5	(81.2)
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	631.9	—
Proceeds from sale of consolidated subsidiary, net of cash sold	20.5	—
Net cash provided by (used in) investing activities	410.0	(68.1)
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	50.8	—
Taxes paid on withholding shares	(0.3)	(0.3)
Cash dividends paid to preference shareholders	(8.2)	—
Net payments on deposit liability contracts	(9.4)	(16.4)
Change in total noncontrolling interests, net	0.1	1.0
Net cash provided by (used in) financing activities	33.0	(15.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	469.6	(38.5)
Cash, cash equivalents and restricted cash at beginning of period	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of period	$2,183.5	$1,615.5

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
On February 26, 2021, the Company completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius” or “Sirius Group”) and changed its name from Third Point Reinsurance Ltd. to SiriusPoint Ltd. (“SiriusPoint”). The results of operations and cash flows of Sirius Group are included from the acquisition date of February 26, 2021 forward. All references to SiriusPoint throughout this Form 10-Q for periods prior to the acquisition date refer to legacy Third Point Reinsurance Ltd., unless otherwise indicated. For additional information, see Note 3 to our condensed consolidated financial statements.
On May 27, 2021, in connection with an internal reorganization, Sirius International Group, Ltd. (“SIG”), Sirius International Holdings Ltd. and Sirius International Insurance Group, Ltd., wholly-owned subsidiaries of the Company, merged with and into the Company, with the Company being the surviving entity. In addition, on May 27, 2021, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) merged with and into Sirius Bermuda Insurance Company Ltd. (“Sirius Bermuda”), with Sirius Bermuda being the surviving entity. Upon the effectiveness of the merger, Sirius Bermuda changed its name to SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”). All references to SiriusPoint Bermuda for periods prior to the merger date refer to legacy Third Point Re BDA and Sirius Bermuda, unless otherwise indicated.
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “2020 Form 10-K”) and revised sections of the 2020 Form 10-K included in the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021.
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
The results for the nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full calendar year.
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
The following tables provide a summary of the retrospective impact from the change in accounting policy on the Company’s condensed consolidated financial statements:
Condensed consolidated balance sheet

	December 31, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable, net	$559.4	$(117.5)	$441.9
Deferred acquisition costs, net and value of business acquired	134.3	(65.7)	68.6
Unearned premiums ceded	27.7	(7.2)	20.5
Total assets	3,725.6	(190.4)	3,535.2

Reinsurance balances payable	80.4	(2.3)	78.1
Unearned premium reserves	472.9	(188.1)	284.8
Total liabilities	2,160.3	(190.4)	1,969.9

Shareholders’ equity attributable to SiriusPoint common shareholders	$1,563.9	$—	$1,563.9
Condensed consolidated statement of income (loss)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	Restated amount
Gross premiums written	$60.8	$63.9	$124.7	$422.5	$(24.3)	$398.2
Gross premiums ceded	0.2	(8.5)	(8.3)	(30.0)	0.8	(29.2)
Net premiums written	61.0	55.4	116.4	392.5	(23.5)	369.0
Change in net unearned premium reserves	80.7	(55.4)	25.3	36.4	23.5	59.9
Net premiums earned	$141.7	$—	$141.7	$428.9	$—	$428.9

Net income available to SiriusPoint common shareholders	$68.7	$—	$68.7	$9.1	$—	$9.1

Condensed consolidated statement of cash flows

	Nine months ended September 30, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable	$22.9	$14.5	$37.4
Deferred acquisition costs, net and value of business acquired	11.9	10.9	22.8
Unearned premiums ceded	(10.5)	0.8	(9.7)
Unearned premium reserves	(25.9)	(24.3)	(50.2)
Reinsurance balances payable	38.5	(1.9)	36.6
Net cash provided by operating activities	$45.3	$—	$45.3
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
Liability-classified capital instruments
As part of the consideration transferred in the acquisition of Sirius Group, the Company issued various instruments that were classified as liabilities based on their terms, notably the settlement features for each and any potential adjustments to the exercise price for the warrants issued. Liability-classified capital instruments reported in the condensed consolidated balance sheets include Series A preference shares, Merger warrants, Private warrants, Sirius Group Public Warrants, Upside Rights and Contingent Value Rights. See Note 3 for additional information on each of these instruments. The liability-classified capital instruments are carried at fair value with changes in fair value included in other revenues in the condensed consolidated statements of income (loss).
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
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of SiriusPoint America Insurance Company. The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are reported in shareholders’ equity, in accumulated other comprehensive loss. As of September 30, 2021, the Company had net unrealized foreign currency translation losses of $0.3 million recorded in accumulated other comprehensive loss on its condensed consolidated balance sheet.
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
Recently issued accounting standards
Issued and effective as of September 30, 2021
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company has fully adopted all provisions of the guidance with consideration of the various transition methods. The Company also adopted all other provisions in the guidance, including the requirement for an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax through a cumulative-effect adjustment to retained earnings. These provisions did not have a material impact on the Company’s condensed consolidated financial statements or were not applicable to the Company.

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
Issued but not yet effective as of September 30, 2021
In May 2021, the FASB issued Accounting Standards Update 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The amendments in ASU 2021-04 affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. ASU 2021-04 is effective for public business entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This new pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Other accounting pronouncements issued during the nine months ended September 30, 2021 were either not relevant to the Company or did not impact the Company’s condensed consolidated financial statements.
3. Acquisition of Sirius Group
Overview
On February 26, 2021, the Company completed its acquisition of Sirius Group. Prior to the closing of the acquisition, Sirius Group was a publicly listed company and traded on the Nasdaq Global Select Market under the symbol “SG”. Sirius Group, through its wholly owned subsidiaries, provides multi-line insurance and reinsurance on a worldwide basis. The acquisition of Sirius Group is expected to benefit the Company through expanded underwriting capabilities, geographic footprint and product offerings.
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
During the nine months ended September 30, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
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
Series A preference shares are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded gains of $7.2 million and $9.6 million, respectively, from the change in fair value of the Series A preference shares. As of September 30, 2021, the fair value of the Series A preference shares is estimated to be $31.2 million.
Merger Warrants
On February 26, 2021, the Company entered into a warrant agreement (the “Warrant Agreement”) with respect to the consideration price of the Sirius Group acquisition. Pursuant to the Warrant Agreement, each warrant (“Merger warrant”) permits the holder thereof to purchase one common share for $11.00, subject to adjustment as set forth in the Warrant Agreement. The warrants are exercisable at any time after February 26, 2021 through the fifth anniversary of the closing date of the acquisition of Sirius Group. If the warrants are not exercised prior to the fifth anniversary, the warrants will expire without value. As of September 30, 2021, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded gains of $10.3 million and $13.3 million, respectively, from the change in fair value of the Merger warrants. As of September 30, 2021, the estimated fair value of the Merger warrants is $40.1 million.
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
Prior to February 26, 2021, the Private warrants were exercisable for an aggregate of 5,418,434 Sirius Group shares. On February 26, 2021, each Private warrant ceased to represent the right to purchase Sirius Group shares and each Sirius Warrant Holder was instead granted the right to receive, upon exercise of a Private warrant, a contingent cash payment which, taken together with the fraction of the Company common share received, guarantees that on the second anniversary of February 26, 2021, the electing shareholder will have received equity and cash valued at least $13.73 per Private warrant. The exercise price was also adjusted in accordance with the terms of the merger and the Private warrants to $13.00.
The Private warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded gains of $1.9 million and $2.9 million, respectively, from the change in fair value of the Private warrants. As of September 30, 2021, the estimated fair value of the Private warrants is $4.4 million.
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
The Sirius Group Public Warrants are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded gains of $1.0 million from the change in fair value of the Sirius Group Public Warrants. As of September 30, 2021, the estimated fair value of the Sirius Group Public Warrants is $1.6 million.
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

The Upside Rights are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded gains of $1.6 million and $6.5 million, respectively, from the change in fair value of the Upside Rights. As of September 30, 2021, the estimated fair value of the Upside Rights is $nil.
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
The CVRs are recorded at fair value in the liability-classified capital instruments line of the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded losses of $3.2 million and gains of $0.9 million, respectively, from the change in fair value of the CVRs. As of September 30, 2021, the fair value of the CVRs is $26.1 million. The CVRs became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021.
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
(1)See Note 17 for additional information.

Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of major classes of identifiable assets acquired and liabilities assumed of Sirius Group as of February 26, 2021, the date the transaction closed:

Identifiable net assets:
Cash and investments	$3,944.1
Insurance and reinsurance balances receivable, net	1,201.0
Reinsurance assets	649.7
Value of business acquired	147.9
Deferred tax asset	228.0
Intangible assets	178.8
Other assets	181.9
Loss and loss adjustment expense reserves	(2,928.5)
Unearned premium reserves	(900.0)
Deferred tax liability	(186.8)
Debt	(728.2)
Other liabilities	(695.2)
Total identifiable net assets acquired	1,092.7
Total purchase price	1,079.8
Bargain purchase gain	$12.9

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
•Value of business acquired (“VOBA”) - the expected future losses and expenses associated with the policies and contracts that were in-force as of the closing date of the transaction were estimated and compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value and the unearned premium reserve, was estimated to be the VOBA;
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

Identifiable intangible assets at February 26, 2021 and at September 30, 2021, consisted of the following, and are included in intangible assets on the Company’s condensed consolidated balance sheet:

	Amount	Economic Useful Life
Distribution relationships	$75.0	17 years
MGA relationships	34.0	13 years
Lloyd’s Capacity - Syndicate 1945	41.8	Indefinite
Insurance licenses	7.0	Indefinite
Trade name	16.0	16 years
Internally developed and used computer software	5.0	5 years
Identifiable intangible assets, before amortization, at February 26, 2021	178.8
Insurance licenses sold (1)	(1.0)
Amortization (from February 26, 2021 through September 30, 2021)	(4.1)
Net identifiable intangible assets at September 30, 2021 related to the acquisition of Sirius Group	$173.7
(1)See Note 4 for additional information.
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
Financial results
The following table summarizes the results of Sirius Group since February 26, 2021 that have been included in the Company's condensed consolidated statements of income:

	Three months ended September 30, 2021	For the period from February 26, 2021 to September 30, 2021
Total revenues	$396.9	$933.4
Net loss	$(242.9)	$(161.5)
Supplemental Pro Forma Information
Sirius Group’s results have been included in the Company's condensed consolidated financial statements from February 26, 2021 to September 30, 2021. The following table presents unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2021 and 2020 and assumes the acquisition of Sirius Group occurred on January 1, 2020. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2020 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as such costs cannot be determined at this time.

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total revenues	$732.6	$681.2	$1,958.8	$1,760.1
Net income (loss)	$(47.8)	$(16.2)	$187.7	$(338.7)
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
4. Significant transactions
Cedar Insurance Company
On August 5, 2021, the Company sold 100% of the common shares of Cedar Insurance Company (“Cedar”) to Grandview Risk Holdings Ltd. Cedar is a New York-domiciled insurer with a run-off book of business mainly comprised of the following lines of business: general liability, educators’ legal liability, automobile liability and physical damage, property and excess catastrophe liability. The Company received $20.5 million of proceeds and recognized a $5.8 million gain from the sale, which is included in net corporate and other expenses in the condensed consolidated statements of income (loss). As part of the sale of Cedar, the Company disposed of $1.0 million of insurance licenses related to the indefinite-lived intangible assets recognized as part of the Sirius Group acquisition.
5. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports four operating segments: Accident & Health (“A&H”), Specialty, Property, and Runoff & Other. Non-underwriting income and expenses are presented as a reconciliation to the Company’s income (loss) before income tax expense (benefit). The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
Accident & Health (“A&H”)
A&H consists of the Company’s insurance, reinsurance, and wholly-owned MGUs (which include ArmadaCorp Capital, LLC ("Armada") and International Medical Group, Inc. (“IMG”) that offer accident and health products on a worldwide basis):
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

Runoff & Other
Runoff & Other consists of asbestos risks, environmental risks and other long-tailed liability exposures, and results from SiriusPoint Global Solutions, including the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events. See Note 24 for additional information.

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$118.1	$350.9	$182.0	$2.7	$653.7
Net premiums written (1)	88.4	306.8	91.0	5.1	491.3
Net premiums earned (1)	111.7	240.6	150.8	9.0	512.1
Loss and loss adjustment expenses incurred, net (2)	55.8	155.6	362.5	7.8	581.7
Acquisition costs, net	10.5	65.8	30.9	(0.3)	106.9
Other underwriting expenses (2)	30.2	25.6	22.1	11.4	89.3
Net underwriting income (loss)	$15.2	$(6.4)	$(264.7)	$(9.9)	(265.8)
Other revenues					20.7
Net investment income					199.8
Net corporate and other expenses					(19.5)
Intangible asset amortization					(2.0)
Interest expense					(9.7)
Foreign exchange gains					16.1
Loss before income tax benefit					$(60.4)

Underwriting Ratios: (3)
Loss ratio	50.0%	64.7%	240.4%	NM	113.6%
Acquisition cost ratio	9.4%	27.3%	20.5%	NM	20.9%
Other underwriting expenses ratio	27.0%	10.6%	14.7%	NM	17.4%
Combined ratio (4)	86.4%	102.6%	275.6%	NM	151.9%

	Three months ended September 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$0.2	$79.0	$42.6	$2.9	$124.7
Net premiums written (1)	0.2	76.7	36.6	2.9	116.4
Net premiums earned (1)	0.6	87.7	49.8	3.6	141.7
Loss and loss adjustment expenses incurred, net (2)	0.4	67.9	62.2	(20.0)	110.5
Acquisition costs, net	0.1	18.0	13.0	23.7	54.8
Other underwriting expenses (2)	—	3.1	1.6	1.4	6.1
Net underwriting income (loss)	$0.1	$(1.3)	$(27.0)	$(1.5)	(29.7)
Net investment income					122.0
Net corporate and other expenses					(14.9)
Interest expense					(2.1)
Foreign exchange losses					(5.9)
Income before income tax expense					$69.4

Underwriting Ratios: (3)
Loss ratio	66.7%	77.4%	124.9%	NM	78.0%
Acquisition cost ratio	16.7%	20.5%	26.1%	NM	38.7%
Other underwriting expenses ratio	—%	3.5%	3.2%	NM	4.3%
Combined ratio (4)	83.4%	101.4%	154.2%	NM	121.0%
(1)Includes service fee revenue from the Company’s MGUs of $12.5 million for the three months ended September 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $3.6 million and $24.5 million, respectively, for the three months ended September 30, 2021 (2020 - $nil and $nil, respectively).
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

	Nine months ended September 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$343.5	$807.9	$457.3	$(25.7)	$1,583.0
Net premiums written (1)	267.8	692.4	324.6	(24.2)	1,260.6
Net premiums earned (1)	250.4	610.7	385.4	(12.1)	1,234.4
Loss and loss adjustment expenses incurred, net (2)	121.9	393.9	482.2	(13.1)	984.9
Acquisition costs, net	35.4	168.9	79.7	(2.5)	281.5
Other underwriting expenses (2)	69.5	54.7	52.6	15.0	191.8
Net underwriting income (loss)	$23.6	$(6.8)	$(229.1)	$(11.5)	(223.8)
Other revenues					47.1
Net investment income					463.7
Net corporate and other expenses					(113.5)
Intangible asset amortization					(4.1)
Interest expense					(24.4)
Foreign exchange gains					16.5
Income before income tax expense					$161.5

Underwriting Ratios: (3)
Loss ratio	48.7%	64.5%	125.1%	NM	79.8%
Acquisition cost ratio	14.1%	27.7%	20.7%	NM	22.8%
Other underwriting expenses ratio	27.8%	9.0%	13.6%	NM	15.5%
Combined ratio (4)	90.6%	101.2%	159.4%	NM	118.1%

	Nine months ended September 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
Gross premiums written (1)	$2.8	$232.2	$160.2	$3.0	$398.2
Net premiums written (1)	2.8	224.3	138.9	3.0	369.0
Net premiums earned (1)	2.5	285.6	135.9	4.9	428.9
Loss and loss adjustment expenses incurred, net (2)	3.7	203.1	99.5	(18.9)	287.4
Acquisition costs, net	0.3	85.3	38.8	23.3	147.7
Other underwriting expenses (2)	0.1	12.4	4.7	3.9	21.1
Net underwriting loss	$(1.6)	$(15.2)	$(7.1)	$(3.4)	(27.3)
Net investment income					74.1
Net corporate and other expenses					(30.2)
Interest expense					(6.2)
Foreign exchange gains					3.1
Income before income tax expense					$13.5

Underwriting Ratios: (3)
Loss ratio	148.0%	71.1%	73.2%	NM	67.0%
Acquisition cost ratio	12.0%	29.9%	28.6%	NM	34.4%
Other underwriting expenses ratio	4.0%	4.3%	3.5%	NM	4.9%
Combined ratio (4)	164.0%	105.3%	105.3%	NM	106.3%
(1)Includes service fee revenue from the Company’s MGUs of $37.3 million for the nine months ended September 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $8.0 million and $55.4 million, respectively, for the nine months ended September 30, 2021 (2020 - $nil and $nil, respectively).
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

6. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$701.2	$526.0
Restricted cash securing letter of credit facilities (1)	577.1	306.0
Restricted cash securing reinsurance contracts (2)	889.2	881.9
Restricted cash held by managing general underwriters	16.0	—
Total cash, cash equivalents and restricted cash (3)	2,183.5	1,713.9
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2)	997.1	86.4
Total cash, cash equivalents, restricted cash and restricted investments	$3,180.6	$1,800.3
(1)Restricted cash and restricted investments securing letter of credit facilities primarily pertains to letters of credit that have been issued to the Company’s clients in support of our obligations under reinsurance contracts. The Company will not be released from the obligation to provide these letters of credit until the reserves underlying the reinsurance contracts have been settled. The time period for which the Company expects each letter of credit to be in place varies from contract to contract but can last several years.
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
7. Investments
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
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$493.0	$1.9	$(0.3)	$—	$494.6
Residential mortgage-backed securities	350.6	0.9	(2.3)	—	349.2
Commercial mortgage-backed securities	122.8	0.9	(1.8)	—	121.9
Corporate debt securities	614.1	1.3	(1.0)	(6.2)	608.2
U.S. government and government agency (1)	369.3	0.3	(0.7)	—	368.9
Non-U.S. government and government agency	138.3	0.1	(0.5)	(3.1)	134.8
U.S. states, municipalities and political subdivision	0.5	—	—	—	0.5
Preferred stocks	22.7	0.1	—	—	22.8
Total debt securities	$2,111.3	$5.5	$(6.6)	$(9.3)	$2,100.9
(1)The Company had $2.9 million of short positions in long duration U.S. Treasuries as of September 30, 2021. These amounts are included in securities sold, not yet purchased in the condensed consolidated balance sheets.

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
The weighted average duration of the Company's debt securities as of September 30, 2021 was approximately 1.6 years, including short-term investments, and approximately 2.2 years excluding short-term investments (December 31, 2020 - 10.5 years and 10.5 years, respectively).
The following table provides the cost or amortized cost and fair value of the Company's debt securities as of September 30, 2021 and December 31, 2020 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2021		December 31, 2020
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$143.9	$143.9	$50.0	$50.6
Due after one year through five years	838.3	829.7	2.8	3.0
Due after five years through ten years	105.4	104.4	—	—
Due after ten years	34.6	34.4	29.4	37.7
Mortgage-backed and asset-backed securities	966.4	965.7	9.2	10.0
Preferred stocks	22.7	22.8	—	—
Total debt securities	$2,111.3	$2,100.9	$91.4	$101.3
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
AAA	$661.8	$53.2
AA	901.5	—
A	281.0	9.1
BBB	157.7	37.7
Other	98.9	1.3
Total debt securities (1)	$2,100.9	$101.3
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service.
As of September 30, 2021, the above totals included $35.0 million of sub-prime securities. Of this total, $15.1 million was rated AAA, $10.4 million rated AA and $9.5 million rated A. As of December 31, 2020, the above totals included $8.7 million of A rated sub-prime securities.

Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$4.9	$0.1	$(1.6)	$—	$3.4
Other long-term investments	$400.7	$55.0	$(1.7)	$0.5	$454.5

	December 31, 2020
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Other long-term investments	$4.0	$—	$—	$—	$4.0
Equity securities at fair value consisted of the following as of September 30, 2021:

September 30, 2021
Fixed income mutual funds	$1.9
Common stocks	1.5
Total equity securities	$3.4
Other long-term investments at fair value consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Hedge funds and private equity funds (1)	$212.3	$—
Limited liability companies and private equity securities (2)	242.2	4.0
Total other long-term investments	$454.5	$4.0
(1)Includes $126.2 million of investments valued at NAV and $86.1 million of investments valued at Level 3.
(2)As of September 30, 2021, the Company had $13.8 million of unfunded commitments relating to investments in limited liability companies and private equity securities.
Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. As of September 30, 2021, the Company held investments in 8 hedge funds and 20 private equity funds. The largest investment in a single fund was $35.6 million as of September 30, 2021.

The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of September 30, 2021:

	September 30, 2021
	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$23.2	$—
Distressed mortgage credit	35.6	—
Private credit	24.2	—
Other	1.3	—
Total hedge funds	84.3	—
Private equity funds
Energy infrastructure & services	54.0	22.0
Multi-sector	5.1	6.4
Healthcare	30.0	2.2
Life settlement	13.3	—
Manufacturing/Industrial	18.1	—
Private equity secondaries	0.6	0.7
Other	6.9	0.8
Total private equity funds	128.0	32.1
Total hedge and private equity funds included in other long-term investments	$212.3	$32.1
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
The following summarizes the September 30, 2021 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.6	$23.2	$35.6	$—	$59.4
Semi-annual	—	—	0.3	—	—	0.3
Annual	—	—	—	0.3	24.3	24.6
Total	$—	$0.6	$23.5	$35.9	$24.3	$84.3
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of September 30, 2021, $11.9 million in distributions were outstanding from these investments.
Investments in private equity and other investment funds may be subject to a lock-up"or commitment period during which investors may not request a redemption prior to the expected termination date. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments. In addition, certain private equity funds provide an option to extend the lock-up or commitment periods at either the sole discretion of the fund manager or upon agreement between the fund and the investors.
As of September 30, 2021, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up or commitment period remaining	$48.4	$33.5	$46.1	$128.0

Investment in related party investment funds
The following table provides the cost and fair value of the Company's investments in related party investment funds as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Cost	Fair value	Cost	Fair value
Third Point Enhanced LP	$867.9	$1,430.4	$891.9	$1,055.6
Third Point Venture Offshore Fund I LP	24.0	26.4	—	—
Investment in related party investment funds, at fair value	$891.9	$1,456.8	$891.9	$1,055.6
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
Under the 2020 LPA, the Company has the right to withdraw funds monthly from TP Enhanced Fund to meet capital adequacy requirements and to satisfy financing obligations. The Company may also withdraw its investment upon the occurrence of certain events specified in the 2020 LPA, including to meet capital adequacy requirements, to prevent a negative credit rating action, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA, and may withdraw its investment in full on the first quarter end date after the five-year anniversary of the closing date of the acquisition of Sirius Group (i.e. March 31, 2026) and each successive two-year anniversary of such date. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.
As of September 30, 2021, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of September 30, 2021, the Company had $16.0 million of unfunded commitments related to TP Venture Fund.

8. Fair value measurements
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$494.6	$—	$494.6
Residential mortgage-backed securities	—	349.2	—	349.2
Commercial mortgage-backed securities	—	121.9	—	121.9
Corporate debt securities	—	608.2	—	608.2
U.S. government and government agency	355.0	13.9	—	368.9
Non-U.S. government and government agency	17.0	117.8	—	134.8
U.S. states, municipalities and political subdivision	—	0.5	—	0.5
Preferred stocks	—	—	22.8	22.8
Total debt securities	372.0	1,706.1	22.8	2,100.9
Fixed income mutual funds	1.9	—	—	1.9
Common stocks	1.5	—	—	1.5
Total equity securities	3.4	—	—	3.4
Short-term investments	1,054.5	3.4	—	1,057.9
Other long-term investments	—	—	328.1	328.1
Derivative assets	—	—	2.5	2.5
	$1,429.9	$1,709.5	$353.4	3,492.8
Investments in funds valued at NAV				1,583.0
Total assets				$5,075.8
Liabilities
U.S. Government and government agency	$—	$2.9	$—	$2.9
Total securities sold, not yet purchased	—	2.9	—	2.9
Liability-classified capital instruments	—	26.1	77.3	103.4
Derivative liabilities	—	—	2.8	2.8
Total liabilities	$—	$29.0	$80.1	$109.1

	December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1.3	$—	$1.3
Residential mortgage-backed securities	—	8.7	—	8.7
Bank debt	—	0.4	—	0.4
Corporate debt securities	—	37.7	—	37.7
U.S. Government and government agency	—	53.2	—	53.2
Total debt securities	—	101.3	—	101.3
Short-term investments	—	—	—	—
Other long-term investments	—	—	4.0	4.0
Derivative assets	—	—	1.2	1.2
	$—	$101.3	$5.2	106.5
Investments in funds valued at NAV				1,055.6
Total assets				$1,162.1
Liabilities
U.S. Government and government agency	$—	$12.0	$—	$12.0
Total securities sold, not yet purchased	—	12.0	—	12.0
Derivative liabilities	—	—	1.0	1.0
Total liabilities	$—	$12.0	$1.0	$13.0
During the nine months ended September 30, 2021, the Company made $nil (December 31, 2020 - $nil) of reclassifications of assets or liabilities between Levels 2 and 3.
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
See Note 9 for additional information on the fair values of derivative financial instruments used for both risk management and investment purposes.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2021 and 2020:

	July 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2021
Assets
Preferred stocks	$12.8	$—	$10.0	$—	$—	$—	$22.8
Other long-term investments	322.1	—	7.0	—	(3.5)	2.5	328.1
Derivative assets	5.2	(0.7)	—	—	—	(2.0)	2.5
Loan participations	36.5	—	5.2	—	(42.7)	1.0	—
Total assets	$376.6	$(0.7)	$22.2	$—	$(46.2)	$1.5	$353.4
Liabilities
Liability-classified capital instruments	$(99.3)	$—	$—	$—	$—	$22.0	$(77.3)
Contingent consideration	(1.5)	—	—	—	1.9	(0.4)	—
Derivative liabilities	(3.7)	0.7	(0.1)	—	—	0.3	(2.8)
Total liabilities	$(104.5)	$0.7	$(0.1)	$—	$1.9	$21.9	$(80.1)

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2021
Assets
Preferred stocks	$—	$—	$20.0	$2.8	$—	$—	$22.8
Other long-term investments	4.0	—	34.7	259.0	(9.4)	39.8	328.1
Derivative assets	1.2	(1.2)	—	0.3	—	2.2	2.5
Loan participations	—	—	9.0	32.8	(42.8)	1.0	—
Total assets	$5.2	$(1.2)	$63.7	$294.9	$(52.2)	$43.0	$353.4
Liabilities
Liability-classified capital instruments	$—	$27.0	$(137.6)	$—	$—	$33.3	$(77.3)
Contingent consideration liabilities	—	—	—	(0.7)	1.9	(1.2)	—
Derivative liabilities	(1.0)	1.2	(0.4)	(2.0)	—	(0.6)	(2.8)
Total liabilities	$(1.0)	$28.2	$(138.0)	$(2.7)	$1.9	$31.5	$(80.1)

	July 1, 2020	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2020
Assets
Asset-backed securities	$1.2	$(1.2)	$—	$—	$—	$—	$—
Other long-term investments	4.0	—	—	—	—	—	4.0
Total assets	$5.2	$(1.2)	$—	$—	$—	$—	$4.0

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (2)	September 30, 2020
Assets
Asset-backed securities	$—	$(5.6)	$5.5	$—	$—	$0.1	$—
Other long-term investments	4.0	—	—	—	—	—	4.0
Total assets	$4.0	$(5.6)	$5.5	$—	$—	$0.1	$4.0
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

Significant unobservable inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of September 30, 2021, and includes only those instruments for which information about the inputs is reasonably available to the Company, such as data from independent third-party valuation service providers and from internal valuation models.

September 30, 2021
Assets (Liability)	Fair Value	Valuation Technique	Unobservable input
Private equity securities (4)	$152.0	Subject company transaction approach	Share price range	19.84 - 23.34
Private equity funds (3)	86.1	Net asset value discount	Discount range	50% - 95%
Private equity securities (1)	39.6	Share price of recent transaction	Purchase share price	50.79
Private equity securities (1)	15.3	Multiple of GAAP book value	Book value multiple	Range - 0.73x-0.91x Median - 0.82x
Preferred stock (1)	10.0	Purchase price of recent transaction	Purchase price	10.0
Preferred stock (1)	10.0	Purchase price of recent transaction	Purchase price	10.0
Common stock (1)	10.0	Purchase price of recent transaction	Purchase price	10.0
Partnership interest (1)	6.1	Purchase price of recent transaction	Purchase price	6.1
Private debt instrument (1)	6.1	Discounted cash flow	Discount yield	Range - 4.74%-5.70% Median - 5.14%
Preferred stock (1)	5.0	Purchase price of recent transaction	Purchase price	5.0
Preferred stock (1)	4.3	Share price of recent transaction	Purchase price	4.3
Preferred stocks (5)	2.8	Share price of recent transaction	Share price	2.8
Weather derivatives (2)	1.1	Third party appraisal	Broker quotes	1.1
Preferred stock (1)	1.1	Purchase price of recent transaction	Purchase price	1.1
Promissory note (1)	1.0	Purchase price of recent transaction	Purchase price	1.0
Membership Interest (1)	1.0	Purchase price of recent transaction	Purchase price	1.0
Private equity securities (1)	0.3	Purchase price of recent transaction	Purchase price	0.3
Equity warrants (2)	0.2	Option pricing model	Strike price	0.3
Promissory note (1)	0.2	Purchase price of recent transaction	Purchase price	0.2
Currency forwards (2)	(0.7)	Third party appraisal	Broker quotes	(0.7)
Public warrants (1)	(1.6)	Black Scholes pricing model	Share price	0.43
Currency swaps (2)	(1.8)	Third party appraisal	Broker quotes	(1.8)
Private warrants (1)	(4.4)	Black Scholes pricing model	Share price	1.09
Series A preference shares (1)	(31.2)	External valuation model	Share price	(31.2)
Merger warrants (1)	$(40.1)	External valuation model	Share price	1.91
(1)Each asset type consists of one security except as indicated below.
(2)See Note 9 for discussion of derivative instruments.
(3)Represents multiple private equity funds where a discount on net asset value was taken.
(4)Represents various tranches of the Company's investment in Pie Insurance Holdings, Inc. (“Pie Insurance”).
(5)Represents multiple securities held under the same Investment Management Agreement.

Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at September 30, 2021 and December 31, 2020, due to their respective short maturities. The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes (1)	$312.7	$306.3	n/a	n/a
2016 SIG Senior Notes (1)	408.2	406.3	n/a	n/a
2015 TPRUSA Senior Notes (1)	119.2	114.4	117.8	114.3
Series B preference shares (1)	$227.0	$200.0	n/a	n/a
(1)Fair value based on observable inputs and considered a Level 2 measurement.
9. Derivatives
As a result of the acquisition of Sirius Group, the Company now holds derivative financial instruments for both risk management and investment purposes.
Interest rate cap
The Company entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate (“LIBOR”) at the time of payment. The 3-month LIBOR will cease as a benchmark rate in June 2023; accordingly, the Company is exploring alternatives for replacement when applicable, including the secured overnight financing rate published by the New York Federal Reserve Bank. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are recognized as unrealized gains or losses and are presented within other revenues. The fair value of the Interest Rate Cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of September 30, 2021. Collateral held is recorded with an equal amount recognized as a liability to return collateral. The Company’s liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As of September 30, 2021, the Company held collateral balances of $0.1 million.
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
Equity warrants
The Company holds restricted equity warrants as part of its investment strategy. The equity warrants are not designated or accounted for under hedge accounting. Changes in fair value are presented within net realized and unrealized investment gains (losses). The fair value of the equity warrants is estimated using a single broker quote and accordingly, classified as a Level 3 measurement. The Company did not provide or hold any collateral associated with the equity warrants.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's condensed consolidated balance sheets as at September 30, 2021:

	September 30, 2021
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)(3)	Derivative liabilities at fair value(2)(3)	Notional Value
Interest rate cap	$—	$—	$250.0
Foreign currency swaps	—	(1.8)	40.0
Foreign currency forwards	—	(0.6)	85.3
Weather derivatives	1.1	—	20.4
Foreign currency futures contracts	—	—	115.4
Equity warrants	$0.2	$—	$0.2
(1)Derivative assets are classified within other assets in the Company's condensed consolidated balance sheets at September 30, 2021.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company's condensed consolidated balance sheets at September 30, 2021.
(3)The Company did not hold the above derivative instruments as of December 31, 2020.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's condensed consolidated statements of income (loss) relating to derivatives during the three and nine months ended September 30, 2021:

		Three months ended	Nine months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	September 30, 2021	September 30, 2021
Foreign currency swaps	Foreign exchange (gains) losses	$1.1	$—
Foreign currency forwards	Foreign exchange (gains) losses	(0.7)	(0.6)
Weather derivatives	Net corporate and other expenses	(0.1)	1.4
Foreign currency futures contracts	Foreign exchange (gains) losses	(2.8)	(4.7)
Foreign currency call options	Foreign exchange (gains) losses	—	0.4
Equity warrants	Net realized and unrealized investment gains (losses)	$(0.2)	$(0.1)
Underwriting-related derivatives
The following tables identify the listing currency, fair value and notional amounts of underwriting-related derivatives included in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
Derivative assets	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative assets	GBP	$1.2	$22.6	$1.2	$4.2
		$1.2	$22.6	$1.2	$4.2

		September 30, 2021		December 31, 2020
Derivative liabilities	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative liabilities	GBP	$0.3	$34.0	$1.0	$15.7
		$0.3	$34.0	$1.0	$15.7
(1)GBP = British Pound.
(2)The absolute notional exposure represents the Company’s derivative activity as of September 30, 2021 and December 31, 2020, which is representative of the volume of derivatives held during the period.

10. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Gross reserves for loss and loss adjustment expenses, beginning of period	$1,310.1	$1,111.7
Less: loss and loss adjustment expenses recoverable, beginning of period	(14.4)	(5.5)
Less: deferred charges on retroactive reinsurance contracts	(6.0)	(6.7)
Net reserves for loss and loss adjustment expenses, beginning of period	1,289.7	1,099.5
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,010.8	302.3
Prior years	(25.9)	(14.9)
Total incurred loss and loss adjustment expenses	984.9	287.4
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(162.1)	(43.5)
Prior years	(543.9)	(173.4)
Total net paid losses	(706.0)	(216.9)
Foreign currency translation	(19.5)	(3.4)
Amounts acquired as a result of Sirius Group acquisition (1)	2,467.8	—
Net reserves for loss and loss adjustment expenses, end of period	4,016.9	1,166.6
Plus: loss and loss adjustment expenses recoverable, end of period	843.5	13.6
Plus: deferred charges on retroactive reinsurance contracts (2)	1.9	6.0
Gross reserves for loss and loss adjustment expenses, end of period	$4,862.3	$1,186.2
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
For the three months ended September 30, 2021, the Company recorded $16.2 million of net favorable prior year loss reserve development. The change from the prior period was driven by net favorable loss reserve development of $15.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $6.1 million and $5.5 million relating to the A&H and Property segments, respectively, based on better than expected loss reserve emergence.
For the nine months ended September 30, 2021, the Company recorded $25.9 million of net favorable prior year loss reserve development. The change from the prior period was driven by net favorable loss reserve development of $27.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development relating to the Property segment of $15.6 million as a result of better than expected loss reserve emergence on European-related exposures covering multiple accident years, and favorable loss reserve development relating to the A&H segment of $6.9 million.
The Company underwrites reinsurance contracts that have sliding scale or profit commissions whereby loss reserve development could be offset by changes in acquisition costs that vary inversely with loss experience, which are not reflected in these loss reserve-related amounts.
For the three months ended September 30, 2020, the Company recorded $15.1 million of net favorable prior year loss reserve development. The $15.1 million net decrease in prior years’ reserves for the three months ended September 30, 2020 includes $20.3 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $5.2 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. In total, the change in net underwriting results for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a minimal improvement in the net underwriting results for the three months ended September 30, 2020.

For the nine months ended September 30, 2020, the Company recorded $14.9 million of net favorable prior year loss reserve development. The $14.9 million net decrease in prior years’ reserves for the nine months ended September 30, 2020 includes $30.4 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $15.5 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. In total, the change in net underwriting results for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a $3.4 million improvement in the net underwriting results for the nine months ended September 30, 2020.
11. Third party reinsurance
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
Premiums ceded for the three and nine months ended September 30, 2021 were $162.4 million and $322.4 million, respectively (2020 - $8.3 million and $29.2 million, respectively). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets. As of September 30, 2021, the Company had loss and loss adjustment expenses recoverable of $843.5 million (December 31, 2020 - $14.4 million).
Because retrocessional reinsurance contracts do not relieve the Company of its obligation to its insureds, the collectability of balances due from the Company's reinsurers is important to its financial strength. The Company monitors the financial strength and ratings of retrocessionaires on an ongoing basis. See Note 12 for additional information.
12. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
The Company's assets in scope of the current expected credit loss assessment as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Insurance and reinsurance balances receivable, net	$1,621.4	$441.9
Loss and loss adjustment expenses recoverable, net	843.5	14.4
Other assets (1)	17.6	—
Total assets in scope	$2,482.5	$456.3
(1)Relates to MGU trade receivables included in other assets in the Company’s condensed consolidated balance sheets.
The Company’s allowance for expected credit losses was $15.9 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021, the Company recorded current expected credit (gains) losses of $(0.3) million and $15.3 million, respectively (2020 - $0.3 million and $0.5 million, respectively). The Company recognized the allowance for credit losses in accordance with ASC 326 upon initial recognition of the Sirius Group assets within the scope of the standard. An allowance of $16.8 million was re-established in the first quarter ended March 31, 2021 as related to Sirius Group assets. These amounts are included in net corporate and other expenses in the condensed consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of September 30, 2021, approximately 65% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 82% were rated A- or better.

13. Deposit accounted contracts
The following table represents activity for the deposit contracts for the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Balance, beginning of period	$153.0	$172.3
Consideration received	0.4	0.5
Consideration receivable	6.9	—
Net investment expense allocation	3.9	0.9
Payments	(9.8)	(20.8)
Foreign currency translation	(0.4)	0.1
Balance, end of period	$154.0	$153.0
14. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value (2)	$313.4	4.2%	n/a	n/a
Unamortized discount	(7.1)		n/a
2017 SEK Subordinated Notes, carrying value	306.3		n/a
2016 SIG Senior Notes, at face value (2)	400.0	4.5%	n/a	n/a
Unamortized premium	6.3		n/a
2016 SIG Senior Notes, carrying value	406.3		n/a
2015 TPRUSA Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.6)		(0.7)
2015 TPRUSA Senior Notes, carrying value	114.4		114.3
Total debt	$827.0		$114.3
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
As a result of the Company’s merger with SIG, the Company assumed the existing and outstanding aggregate principal amount of the 2017 SEK Subordinated Notes pursuant to the First Supplemental Subordinated Indenture, dated May 27, 2021, among SIG, the Company and The Bank of New York Mellon, as trustee (the “Trustee”). The Company was in compliance with all debt covenants as of and for the period ended September 30, 2021.
For the three and nine months ended September 30, 2021, the Company recorded $3.3 million and $7.9 million, respectively, of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes. For the three and nine months ended September 30, 2021, the Company also recognized $9.2 million and $15.1 million, respectively, of foreign exchange gains on the translation of the 2017 SEK Subordinated Notes into USD from SEK.
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
As a result of the Company’s merger with SIG, the Company assumed the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee. The Company was in compliance with all debt covenants as of and for the period ended September 30, 2021.
For the three and nine months ended September 30, 2021, the Company recorded $4.3 million and $10.3 million, respectively, of interest expense, inclusive of amortization of premium, on the 2016 SIG Senior Notes.
2015 TPRUSA Senior Notes
As of September 30, 2021, Third Point Re (USA) Holdings, Inc. (“TPRUSA”) had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “2015 TPRUSA Senior Notes”) due February 13, 2025. The 2015 TPRUSA Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint and, in certain circumstances specified in the indenture governing the 2015 TPRUSA Senior Notes, certain existing or future subsidiaries of the Company may be required to guarantee the 2015 TPRUSA Senior Notes. The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2021 and December 31, 2020.
For the three and nine months ended September 30, 2021, the Company recorded $2.1 million and $6.2 million, respectively, of interest expense, inclusive of amortization of issuance costs, on the 2015 TPRUSA Senior Notes (2020 - $2.1 million and $6.2 million, respectively).
Interest expense
Total interest expense incurred by the Company for its indebtedness for the three and nine months ended September 30, 2021 was $9.7 million and $24.4 million, respectively (2020 - $2.1 million and $6.2 million, respectively).
Standby letter of credit facilities
As of September 30, 2021, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$330.0	$199.3	$105.0	$—
Uncommitted - Secured letters of credit facilities	n/a	854.7	472.1	597.0
		$1,054.0	$577.1	$597.0
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. See Note 6 for additional information.
Revolving credit facility
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2021, there were no outstanding borrowings under the Facility.
15. Net investment income
Net investment income for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Debt securities	$2.4	$6.1	$12.6	$65.0
Short-term investments	(5.6)	—	(4.2)	—
Equity securities	(1.4)	—	(1.4)	—
Other long-term investments	11.5	—	73.4	—
Net investment income from investments in related party investment funds	202.4	110.6	401.2	8.3
Net investment income before other investment expenses and investment income (loss) on cash and cash equivalents	209.3	116.7	481.6	73.3
Other investment expenses	(7.8)	(0.3)	(12.3)	(1.1)
Net investment income (loss) on cash and cash equivalents	(1.7)	5.6	(5.6)	1.9
Net investment income	$199.8	$122.0	$463.7	$74.1
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gross realized gains	$8.3	$10.5	$29.4	$58.2
Gross realized losses	(2.6)	(7.0)	(6.4)	(13.8)
Net realized gains on investments (1)	5.7	3.5	23.0	44.4
Net unrealized gains (losses) on investments (2)	(17.4)	3.5	20.7	10.2
Net realized and unrealized gains (losses) on investments (3)	$(11.7)	$7.0	$43.7	$54.6
(1)Includes realized gains due to foreign currency of $2.6 million and $1.1 million for the three and nine months ended September 30, 2021, respectively (2020 - $nil and $1.3 million, respectively).
(2)Includes unrealized gains (losses) due to foreign currency of $(11.2) million and $(17.4) million for the three and nine months ended September 30, 2021, respectively (2020 - $5.3 million and $(4.0) million, respectively).
(3)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds.
Net realized investment gains
Net realized investment gains for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Debt securities	$5.3	$3.5	$13.4	$42.6
Short-term investments	(1.6)	—	(1.8)	—
Equity securities	—	—	(0.1)	—
Other long-term investments	1.2	—	11.8	—
Net investment income (loss) on cash and cash equivalents	0.8	—	(0.3)	1.8
Net realized investment gains	$5.7	$3.5	$23.0	$44.4

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Debt securities	$(15.2)	$(1.8)	$(23.5)	$14.2
Short-term investments	(6.8)	—	(10.7)	—
Equity securities	(1.4)	—	(1.4)	—
Other long-term investments	4.9	—	53.5	—
Net investment income (loss) on cash and cash equivalents	1.1	5.3	2.8	(4.0)
Net unrealized investment gains (losses)	$(17.4)	$3.5	$20.7	$10.2
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Debt securities	$—	$(0.1)	$—	$0.1
Other long-term investments	2.0	—	40.4	—
Total unrealized investment gains (losses) – Level 3 investments	$2.0	$(0.1)	$40.4	$0.1
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
Prior to the acquisition of Sirius Group on February 26, 2021, the Company had one operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. Subsequent to the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.
For the three and nine months ended September 30, 2021, the Company recorded income tax expense (benefit) of $(13.0) million and $6.4 million, respectively (2020 - $0.7 million and $4.4 million, respectively) on pre-tax income (loss) of $(60.4) million and $161.5 million, respectively (2020 - $69.4 million and $13.5 million, respectively). The effective tax rate for the three and nine months ended September 30, 2021 was 21.5% and 4.0%, respectively. The difference between the effective tax rate on income from continuing operations and the Swedish statutory tax rate of 20.6% (the rate at which the majority of the Company's worldwide operations are taxed after the acquisition of Sirius Group) is primarily because of income recognized in jurisdictions with lower tax rates than Sweden, adjustments in valuation allowances against certain deferred tax assets, and adjustments required under applicable U.S. GAAP guidance, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the nine months ended September 30, 2021 and 2020, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.

The Tax Cuts and Jobs Act ("TCJA") includes a Base Erosion and Anti-Abuse Minimum Tax ("BEAT") provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of September 30, 2021 and December 31, 2020.
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
Deferred tax asset, net of valuation allowance
As of September 30, 2021, the Company has recorded net deferred tax asset, net of valuation allowance, of $42.0 million. $66.2 million relates to net deferred tax assets in U.S. subsidiaries, $136.8 million relates to net deferred tax assets in Luxembourg subsidiaries, $3.9 million relates to net deferred tax liabilities in UK subsidiaries, $156.3 million relates to net deferred tax liabilities in Sweden subsidiaries, and $0.8 million relates to other net deferred tax liabilities.
The Company records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, the Company considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that if executed would result in the realization of a deferred tax asset. It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to the Company's deferred tax assets and tax expense. Based on this approach, for the quarter ended September 30, 2021, the Company recorded a net increase of $11.8 million in the valuation allowance applicable to deferred tax assets in Swedish and UK subsidiaries.
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
As of September 30, 2021, the total reserve for unrecognized tax benefits is $3.2 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $2.5 million of such reserves as of September 30, 2021 would be recorded as an income tax benefit and would impact the effective tax rate. If the Company determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.7 million of such reserves as of September 30, 2021 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority.
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2016.

17. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the nine months ended September 30, 2021 and 2020:

	2021	2020
Common shares issued, beginning of period	95,582,733	94,225,498
Options exercised	220,000	—
Issuance of common shares, net of forfeitures and shares withheld	3,185,798	745,099
Performance restricted shares granted, net of forfeitures and shares withheld	(1,464,532)	344,296
Issuance of common shares for Sirius Group acquisition	58,331,196	—
Issuance of common shares to related party	6,093,842	—
Common shares issued, end of period	161,949,037	95,314,893
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the nine months ended September 30, 2021 and 2020, the Company did not pay any dividends to its common shareholders.
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
On June 28, 2021 and August 12, 2021, the Company entered into Underwriting Agreements with the Series B preference shareholders (the “Selling Shareholders”) pursuant to which the Selling Shareholders sold to the public market an aggregate of 8,000,000 Series B preference shares. The Company did not receive any proceeds from the sale of the Series B preference shares by the Selling Shareholders. The transaction did not change the underlying conditions of the Series B preference shares. The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PRB”.
During the three and nine months ended September 30, 2021, the Company declared and paid dividends of $4.0 million and $8.1 million to the Series B preference shareholders, respectively.
18. Share-based compensation
As of September 30, 2021, the Company’s share-based awards consisted of Restricted Share Units (“RSUs”), Performance Share Units (“PSUs”), restricted share awards with service condition and options.
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
The total share-based compensation expense incurred during the three and nine months ended September 30, 2021 and 2020 was $7.7 million and $17.0 million, respectively, and $1.5 million and $4.7 million, respectively.

As of September 30, 2021, the Company had $45.4 million (December 31, 2020 - $14.2 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 2.6 years (December 31, 2020 - 1.9 years).
Restricted share awards with service condition
Restricted share award activity for the nine months ended September 30, 2021 and year ended December 31, 2020 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2020	340,767	$11.83
Granted	1,029,373	8.30
Forfeited	(16,434)	9.77
Vested	(182,648)	10.10
Balance as of January 1, 2021	1,171,058	8.80
Granted	2,123,811	10.32
Forfeited	(81,646)	10.31
Vested	(525,611)	10.03
Balance as of September 30, 2021	2,687,612	$9.98
During the quarter ended June 30, 2021, the Company modified its 2019 and 2020 restricted share awards with service and performance conditions to convert them at the most recent forecasted performance percentage to restricted shares with a service condition only. Further, the Company supplemented these awards with additional restricted shares with extended vesting periods.
Restricted share awards with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted Share Units
RSU activity for the nine months ended September 30, 2021 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2021	—	$—
Granted	6,083,318	10.24
Forfeited	(115,624)	10.27
Vested	(2,327,159)	10.21
Balance as of September 30, 2021	3,640,535	$10.26
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

Performance Share Units
PSU activity for the nine months ended September 30, 2021 was as follows:

	Number of non- vested PSUs	Number of non- vested PSUs probable of vesting	Weighted average grant date fair value of PSUs probable of vesting
Balance as of January 1, 2021	—	—	$—
Granted	1,154,863	1,154,863	10.39
Forfeited	(30,818)	(30,818)	10.44
Vested	(4,653)	(4,653)	10.44
Balance as of September 30, 2021	1,119,392	1,119,392	$10.42
PSUs vest over four distinct performance periods subject to participant’s continued provision of services to the Company until the vesting date.
Options
The options activity for the nine months ended September 30, 2021 was as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2021	8,255,810	$13.45
Granted	2,772,215	10.69
Exercised	(220,000)	10.00
Balance as of September 30, 2021	10,808,025	$12.81
The share options issued to management under the Share Incentive Plan are subject to a service condition. The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model.
The following table summarizes information about the Company’s management share options outstanding and exercisable as of September 30, 2021:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$9.83 - $10.89	6,896,401	$10.01	1.7 years	6,308,039	$9.98
$15.00 - $16.89	2,190,696	15.75	2.2 years	1,790,696	15.92
$20.00 - $25.05	1,720,928	20.28	0.5 years	1,720,928	20.28
	10,808,025	$12.81	1.6 years	9,819,663	$12.87
19. Variable interest entities
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
As a result of the acquisition of Sirius Group, the Company has consolidated the results of Alstead Re Insurance Company (“Alstead Re”) in its condensed consolidated financial statements beginning February 26, 2021. Alstead Re is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company determined that Alstead Re is a VIE for which the Company is the primary beneficiary as it has power over the activities that most significantly impact the economic performance. As of September 30, 2021, Alstead Re’s assets and liabilities included in the Company’s condensed consolidated balance sheets were $10.0 million and $5.4 million, respectively.
Arcadian
In September 2020, the Company co-founded Arcadian Risk Capital Ltd. (“Arcadian”), a managing general agent incorporated in Bermuda writing business on behalf of the Company. Arcadian commenced operations on October 1, 2020. The Company’s ownership in Arcadian as of September 30, 2021 was 49%, representing 980,000 common shares at $1.00 par value. Arcadian is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its condensed consolidated financial statements. The Company’s financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of September 30, 2021, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s condensed consolidated balance sheets were $6.2 million and $4.9 million, respectively (December 31, 2020 - $3.3 million and $0.6 million, respectively).
Joyn
In July 2021, the Company announced a strategic insurance partnership with Joyn Insurance Services Inc. (“Joyn”), a Delaware-domiciled managing general agent, pursuant to which it will write business on behalf of the Company. Joyn commenced operations on July 1, 2021. The Company’s ownership in Joyn as of September 30, 2021 was 50%, on a fully diluted basis, representing 1,175,000 preferred shares. Joyn is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Joyn as it has power over the activities that most significantly impact the economic performance of Joyn. As a result, the Company has consolidated the results of Joyn in its condensed consolidated financial statements. The Company’s financial exposure to Joyn is limited to its investment in Joyn’s preferred shares and other financial support up to $16.5 million through a term loan. As of September 30, 2021, Joyn’s assets and liabilities, after intercompany eliminations, included in the Company’s condensed consolidated balance sheets were $10.1 million and $4.0 million, respectively.
Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance, beginning of period	$3.3	$—	$1.4	$—
Sirius Group acquisition (1)	—	—	0.3	—
Net loss attributable to noncontrolling interests	(3.4)	—	(1.8)	—
Contributions	0.1	1.0	0.1	1.0
Balance, end of period	$—	$1.0	$—	$1.0
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of September 30, 2021:

	September 30, 2021
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$322.4	$216.6	$2.2	$218.8
	$322.4	$216.6	$2.2	$218.8

(1)Comprised primarily of hedge funds and private equity funds.
Third Point Enhanced LP
TP Enhanced Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Enhanced Fund’s results. As of September 30, 2021, the Company and TP GP hold interests of approximately 88.5% and 11.5%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
As a result of the Company’s holding in TP Enhanced Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Enhanced Fund for the three and nine months ended September 30, 2021 and 2020, and summarized balance sheet as of September 30, 2021 and December 31, 2020.

This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s condensed consolidated statements of income (loss).

	Three months ended		Nine months ended
TP Enhanced Fund summarized income statement	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income
Net realized gain (loss) from securities, derivative contracts and foreign currency translations	$38.3	$(7.0)	$298.4	$11.1
Net change in unrealized gain on securities, derivative contracts and foreign currency translations	244.2	151.5	268.4	13.3
Net income (loss) from currencies	0.4	1.5	—	1.3
Dividend and interest income	8.1	10.0	22.8	23.5
Other income	—	—	—	0.7
Total investment income	291.0	156.0	589.6	49.9
Expenses
Management fees	4.1	3.5	12.1	10.6
Interest	1.5	1.3	4.4	5.8
Dividends on securities sold, not yet purchased	1.5	1.0	4.5	3.3
Administrative and professional fees	0.6	1.3	2.0	2.2
Other expenses	1.3	0.8	4.7	1.7
Total expenses	9.0	7.9	27.7	23.6
Net income	$282.0	$148.1	$561.9	$26.3
The following table is a summarized balance sheet of TP Enhanced Fund as of September 30, 2021 and December 31, 2020 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	September 30, 2021	December 31, 2020
Assets
Total investments in securities and affiliated funds	$2,616.7	$2,200.9
Cash and cash equivalents	40.3	40.1
Due from brokers	117.3	124.6
Derivative assets, at fair value	43.1	37.0
Interest and dividends receivable	3.4	3.2
Other assets	1.5	3.9
Total assets	$2,822.3	$2,409.7
Liabilities
Accounts payable and accrued expenses	$1.6	$1.0
Securities sold, not yet purchased, at fair value	385.9	183.0
Securities sold under agreement to repurchase	12.0	5.5
Due to brokers	699.3	894.0
Derivative liabilities, at fair value	8.2	23.7
Withdrawals payable to General Partner	—	75.0
Interest and dividends payable	0.7	0.7
Management fee payable	0.2	0.2
Total liabilities	1,107.9	1,183.1
Total partners' capital	$1,714.4	$1,226.6

20. Investments in unconsolidated entities
The Company’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give the Company the ability to exert significant influence over the investee's operating and financial policies ("equity method eligible unconsolidated entities"). Such investments may be accounted for under either the equity method or, alternatively, the Company may elect to account for them under the fair value option.
The following table presents the components of other long-term investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Equity method eligible unconsolidated entities, at fair value	$274.5	$—
Other unconsolidated investments, at fair value (1)	180.0	4.0
Total other long-term investments (2)	$454.5	$4.0
(1)Includes other long-term investments that are not equity method eligible.
(2)There were no investments accounted for using the equity method as of September 30, 2021 and December 31, 2020.
The Company has elected the fair value option to account for its equity method eligible investments accounted for as part of other long-term investments for consistency of presentation with the rest of its investment portfolio. The following table presents the Company’s voting ownership interests in investments in equity method eligible unconsolidated entities as of September 30, 2021:

	September 30, 2021
Investee	Fair value	Voting interest	Instrument held
BE Reinsurance Limited	$15.2	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	16.6	73.0%	Units
Camden Partners Strategic Fund V (Cayman), LP	—	39.4%	Units
Diamond LS I LP	7.1	15.3%	Units
Gateway Fund LP	4.4	22.9%	Units
Monarch	6.2	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	25.4	29.7%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	16.7	29.7%	Units
Pie Common Stock (1)	34.4	4.3%	Common shares
Pie Preferred Stock (1)	63.3	9.6%	Preferred shares
Pie Series B Preferred Stock (1)	51.2	6.9%	Preferred shares
Pie Series C Preferred Stock (1)	3.1	0.5%	Preferred shares
Quintana Energy Partners	0.3	21.8%	Units
Tuckerman Capital V LP	10.7	45.7%	Units
Tuckerman Capital V Co-Investment I LP	7.5	47.7%	Units
A-Star Partners Fund I, LP (2)	2.5	—%	Units
SABR Class A Common Stock	$10.0	10.2%	Units
(1)The Company holds investments in several financing instruments of Pie Insurance. Common stock interest is non-voting.
(2)The Company does not hold voting rights and exercises significant influence via an Advisory Board seat.

21. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	159,225,772	92,613,393	145,095,270	92,466,813
Dilutive effect of options	—	—	196,414	—
Dilutive effect of warrants	—	—	38,525	—
Dilutive effect of restricted share units	—	356,253	1,252,639	410,861
Dilutive effect of Series A preference shares	1,015,116	—	1,015,116	—
Diluted number of common shares outstanding	160,240,888	92,969,646	147,597,964	92,877,674
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(48.0)	$68.7	$147.4	$9.1
Net income allocated to SiriusPoint participating common shareholders	—	(0.5)	(11.0)	—
Net income (loss) allocated to SiriusPoint common shareholders	$(48.0)	$68.2	$136.4	$9.1
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(0.30)	$0.74	$0.94	$0.10
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(48.0)	$68.7	$147.4	$9.1
Net income allocated to SiriusPoint participating common shareholders	—	(0.5)	(2.2)	—
Change in carrying value of Series A preference shares	(7.2)	—	(9.6)	—
Net income (loss) allocated to SiriusPoint common shareholders	$(55.2)	$68.2	$135.6	$9.1
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(0.34)	$0.73	$0.92	$0.10
For the three and nine months ended September 30, 2021, options of 10,808,025 and 4,487,807, respectively, warrants of 34,618,734 and 31,123,755, respectively, and Upside Rights of 10,000,000 and 10,000,000, respectively, were excluded from the computation of diluted earnings (loss) per share as the average share price for the quarter was below the exercise price or reference price for the respective security.
For the three and nine months ended September 30, 2020, anti-dilutive options of 3,741,266 and 3,741,266, respectively, and warrants of 3,494,979 and 3,494,979, respectively, were excluded from the computation of diluted earnings per share.
22. Related party transactions
In addition to the transactions disclosed in Notes 7, 15 and 19 to these condensed consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
Subsequent to the Sirius Group acquisition, insurance and reinsurance contracts with certain of the Company’s insurance and MGU affiliates resulted in gross written premiums of $69.3 million and $151.3 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had total receivables from affiliates of $65.3 million and no payables.
Equity Commitment Letter
Pursuant to the equity commitment letter by and among the Company, Third Point Opportunities Master Fund L.P. and Daniel S. Loeb, entered into on August 6, 2020, Third Point Opportunities Master Fund L.P. purchased 6,093,842 of the Company’s common shares at a price of $7.9828 per share upon closing of the Company’s acquisition of Sirius Group.

Transaction Matters Letter Agreement
On August 6, 2020, CM Bermuda, Sirius Group, the Company and CMIG International entered into a Transaction Matters Letter Agreement (the “Transaction Matters Agreement”), pursuant to which, among other things and subject to the terms and conditions thereof, Sirius Group agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal expenses incurred in connection with the Sirius Group sales process or other discussions between CMIG International, CM Bermuda and the Sirius Group occurring on or after March 6, 2020, and the Company has agreed to assume such remaining payment obligations of Sirius Group following the closing of the acquisition of Sirius Group. The Company has also agreed to pay for the fees and expenses payable by CMIG International and CM Bermuda to its financial advisor, Goldman Sachs (Asia) L.L.C., relating to the acquisition of Sirius Group. During the three and nine months ended September 30, 2021, the Company did not pay any legal expenses incurred by CM Bermuda and CMIG International in connection with the Transaction Matters Agreement.
Management and performance fees to related parties
The total management and performance fees to related parties for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Management fees	$5.3	$3.5	$14.1	$10.6
Performance fees - fixed income and other investments (1)	—	12.5	—	12.5
Performance fees (before loss carryforward)	50.3	25.3	99.7	4.9
Performance fees - loss carryforward utilized	—	(20.9)	—	(0.5)
Total management and performance fees to related parties	$55.6	$20.4	$113.8	$27.5
(1)Pursuant to the terms of the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC were subject to 20% performance fees for the year ended December 31, 2020 only.
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
23. Commitments and contingencies
Financing
See Note 14 for additional information related to the Company’s debt obligations.
Letters of credit
See Note 14 for additional information related to the Company’s letter of credit facilities.
Liability-classified capital instruments
See Note 3 for additional information related to the contingent value consideration components of the Sirius Group acquisition.
Founder and Advisor Warrants
As of September 30, 2021, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 3,494,979 common shares, to founding investors and advisors. The warrants expire on December 22, 2021, and are exercisable at a price per share of $10.00.
Promissory Note & Loan Agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of September 30, 2021.
On July 2, 2021, the Company entered into a loan and security agreement with Joyn, pursuant to which the Company has lent Joyn $11.5 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. Joyn may request to increase the initial loan amount by up to an additional $5.0 million.

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
During the three and nine months ended September 30, 2021, the Company recognized operating lease expense of $3.1 million and $7.6 million, respectively, (2020 - $0.2 million and $0.7 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of September 30, 2021 and December 31, 2020, the Company had $14.6 million and $0.8 million of operating lease right-of-use assets, respectively, included in other assets. As of September 30, 2021 and December 31, 2020, the Company had $20.1 million and $0.8 million, respectively, of operating lease liabilities included in accounts payable, accrued expenses and other liabilities.
The following table presents the lease balances within the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$14.6	$0.8
Operating lease liabilities	$20.1	$0.8

Weighted average lease term (years)	3.0	1.0
Weighted average discount rate	3.3%	7.0%
Future minimum rental commitments as of September 30, 2021 under these leases are expected to be as follows:

Future Payments
Remainder of 2021	$2.5
2022	9.1
2023	5.8
2024	2.4
2025 and thereafter	1.3
Total future annual minimum rental payments	21.1
Less: present value discount	(1.0)
Total lease liability as of September 30, 2021	$20.1
The above table does not include future minimum rental commitments of one material lease that has not yet commenced as of September 30, 2021. The minimum rental commitment under this lease is approximately $11.8 million.

24. Subsequent event
Loss portfolio transfer
On July 30, 2021, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist, and on October 29, 2021, the Company executed definitive agreements in respect of the loss portfolio transfer and the services to be provided in connection therewith (collectively, the “LPT”). The LPT covers $369 million of the Company’s loss reserves for the subject business, including much of the legacy Sirius Group runoff portfolio, including asbestos and environmental lines, for a premium of $388 million. The Company will recognize an estimated net charge of $23 million, including approximately $4 million of federal excise tax expense, in the fourth quarter of 2021, subject to post-closing adjustments.

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
Our results of operations and financial condition for the nine months ended September 30, 2021 include Sirius Group for the period from February 26, 2021 through September 30, 2021. The following discussion and analysis of our results of operations for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, as well as our liquidity and capital resources as of September 30, 2021, should be read in that context. In addition, the results of operations for the three and nine months ended September 30, 2021 and financial condition as of September 30, 2021 may not be reflective of the ultimate ongoing business of the combined entities.
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and “Special Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio, future operations, margins, profitability, future efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•the costs, expenses and difficulties of the integration of the operations of Sirius Group;
•the impact of the novel coronavirus (COVID-19) pandemic or other unpredictable catastrophic events including uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs, continued low interest rates, equity market volatility and ongoing business and financial market impacts of COVID-19 associated economic downturn;
•fluctuations in our results of operations;
•a downgrade or withdrawal of our financial ratings;
•inadequacy of loss and loss adjustment expense reserves;
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
•technology breaches;
•our concentrated exposure in Third Point Enhanced LP (“TP Enhanced Fund”), whose investment strategy may bear substantial investment risks;
•    our lack of control of the TP Enhanced Fund and Third Point LLC, who invest and manage our capital accounts, and we have limited ability to withdraw our capital accounts;
•    conflicts of interest among various members of Third Point Advisors LLC (“TP GP”), TP Enhanced Fund, Third Point LLC and SiriusPoint; and
•other risks and uncertainties included in Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and any subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
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
On May 27, 2021, in connection with an internal reorganization, Sirius International Group, Ltd. (“SIG”), Sirius International Holdings Ltd. and Sirius International Insurance Group, Ltd., wholly-owned subsidiaries of the Company, merged with and into the Company, with the Company being the surviving entity. In addition, on May 27, 2021, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) merged with and into Sirius Bermuda Insurance Company Ltd. (“Sirius Bermuda”), with Sirius Bermuda being the surviving entity. Upon the effectiveness of the merger, Sirius Bermuda changed its name to SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”). All references to SiriusPoint Bermuda prior to the merger date refer to legacy Third Point Re BDA and Sirius Bermuda, unless otherwise indicated.
Our key insurance and reinsurance subsidiaries include SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”), SiriusPoint International Insurance Corporation ("SiriusPoint International"), SiriusPoint America Insurance Company ("SiriusPoint America"), Sirius International Corporate Member Limited, a Lloyd's Corporate Member, and SiriusPoint Global Solutions. In addition, Sirius International sponsors Lloyd's Syndicate 1945 ("Syndicate 1945") and Sirius International Corporate Member participates in the Lloyd's market, which in turn provides underwriting capacity to Syndicate 1945. In 2020, SiriusPoint Specialty Insurance

Corporation, a New Hampshire domiciled surplus lines underwriter, was established to focus primarily on accident and health and environmental risks.
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
In July 2021, we launched Banyan Risk Ltd. (“Banyan Risk”) and also announced a strategic insurance partnership and investment in Joyn Insurance Services Inc. (“Joyn”). Banyan Risk and Joyn both operate as MGAs and commenced underwriting in July 2021.
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
•Runoff & Other consists of the results of SiriusPoint Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures, and our legacy reserve-based transactions. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events. Refer to “Loss Portfolio Transfer” below for additional information.
Investment Management
As a result of the acquisition of Sirius Group, we repositioned our investment portfolio to better align with our underwriting strategy, while leveraging our strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. Third Point LLC continues to manage the majority of our alternative investment allocation, specialty asset classes as well as working with us on tailored asset-liability management strategies. We believe that this will be a strategic differentiator on our returns while also reducing volatility and creating a portfolio mix more in line with peer property/casualty reinsurers. Our investment objective is to maximize total return, including yield income and gains and losses, over the long-term, without assuming risk to a degree which could jeopardize the vitality of our insurance franchise.
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
Recent Developments
Acquisition of Sirius International Insurance Group, Ltd.
On February 26, 2021, the Company completed the acquisition of Sirius Group. We accounted for the acquisition of Sirius Group under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic Business Combinations. The total deal consideration was $1,079.8 million, which was comprised of stock, cash, and other contingent value components. The associated bargain purchase gain from the Sirius Group acquisition was $12.9 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the total deal consideration. The gain from bargain purchase is included in other revenues in the condensed consolidated statements of income (loss). The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
We believe that our operating subsidiaries, following the acquisition of Sirius Group, have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet expected claims payments and operational expenses, including but not limited to interest payments.
During the nine months ended September 30, 2021, the Company has recorded $49.5 million of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $19.8 million of compensation-related expenses.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.

COVID-19 Pandemic
The COVID-19 pandemic has had and is expected to continue to have a significant effect on the (re)insurance industry. The industry has been impacted by a number of factors including: uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs, continued low interest rates, equity market volatility and ongoing business and financial market impacts of COVID-19 associated economic downturn. The insurance industry and Sirius Group, prior to our acquisition of Sirius Group, have already sustained material losses resulting from COVID-19, with potentially more to come, which will reduce available capital and help sustain the upward pricing trend for (re)insurers that we were seeing across many lines of business before the impacts of COVID-19.
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
For the three and nine months ended September 30, 2021, we recorded $2.4 million and $8.1 million, respectively (2020 - $15.6 million and $35.0 million, respectively) of COVID-19 losses, as a result of recognition of losses incurred related to unearned premium converting to earned premium, while our ultimate loss incurred estimates remained unchanged.
Recent Strategic Investments
During 2021, we announced a number of strategic (re)insurance partnerships.
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
In July 2021, we announced a strategic insurance partnership and investment in Joyn. Our partnership will allow us to work together to transform small and mid-market U.S. commercial insurance through digital technology, data analytics, and automation. Joyn will operate as a MGA and began underwriting on July 1, 2021. We are a founding investor in the venture and will provide insurance capacity, backed by a strong reinsurer panel. We will also assist in the strategic direction of Joyn, helping to shape its growth trajectory.
In July 2021, we launched Banyan Risk. Banyan Risk will operate as a MGA and is headquartered and regulated in Bermuda. Banyan Risk commenced operations in July and will underwrite directors and officers insurance, focusing on tailored solutions for areas such as life sciences, global initial public offerings, the technology sector, and special purpose acquisition companies. In addition to capitalizing Banyan Risk, we will also provide insurance paper and meaningful net capacity.
In September 2021, we announced a strategic partnership with Vouch Insurance (“Vouch”). Vouch is a new kind of insurance platform for startups, offering fully-digital, tailored coverage that takes minutes to activate. The company provides comprehensive property and casualty insurance to meet the unique and fast changing needs of startups. We made an investment in the company and will provide multi-year underwriting capacity.
In September 2021, we announced a strategic investment and multi-year underwriting capacity partnership with Corvus Insurance that will support existing and future commercial insurance product offerings.
In October 2021, we announced a strategic partnership with Parameter Climate, a full-service climate underwriting and distribution advisory firm. As part of the transaction, we purchased a significant ownership stake in Parameter Climate in addition to providing multiyear capacity and paper. Additional capacity has been secured from another leading global reinsurer.
We intend to remain nimble and optimize our global platform by continuing to partner with and invest in innovative businesses and teams in the (re)insurance industry. We see these strategic partnerships as a key differentiator and a means by which we can add value and drive disruptive change in the industry.
Loss Portfolio Transfer
On July 30, 2021, we agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist, and on October 29, 2021, we executed definitive agreements in respect of the loss portfolio transfer and the services to be provided in connection therewith (collectively, the “LPT”). The LPT covers $369 million of the Company’s loss reserves for the subject business, including much of the legacy Sirius Group runoff portfolio, including asbestos and environmental lines, for a premium of $388 million. We will recognize an estimated net charge of $23 million, including approximately $4 million of federal excise tax expense, in the fourth quarter of 2021, subject to post-closing adjustments.
Our transaction with the Compre Group underscores the ongoing transformation of SiriusPoint, our focus on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines, and provides further certainty on SiriusPoint’s reserve position. Following the completion of the LPT, our net loss reserves from Runoff business were reduced by 46%.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions, except for per share data and ratios)
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(7.8)%	19.7%	9.8%	0.9%
Net underwriting loss (1)	$(265.8)	$(29.7)	$(223.8)	$(27.3)
Combined ratio (1)	151.9%	121.0%	118.1%	106.3%
Basic book value per share (2) (4)	$15.31	$16.88	$15.31	$16.88
Tangible basic book value per share (2) (4)	$14.22	$16.88	$14.22	$16.88
Diluted book value per share (2) (3) (4)	$15.14	$16.71	$15.14	$16.71
Tangible diluted book value per share (2) (4)	$14.07	$16.71	$14.07	$16.71
(1)See Note 5 “Segment reporting” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a calculation of net underwriting loss and combined ratio.
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

Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and nine months ended September 30, 2021 and 2020 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$(48.0)	$68.7	$147.4	$9.1
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	$2,480.1	$1,357.3	$1,563.9	$1,414.1
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,438.0	1,427.6	2,438.0	1,427.6
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,459.1	$1,392.5	$2,001.0	$1,420.9
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(7.8)%	19.7%	9.8%	0.9%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to higher underwriting losses due to third quarter catastrophe losses from the European floods and Hurricane Ida, mainly offset by improved investment results.
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase in net income in the current year period driven by improved investment results, partially offset by higher underwriting losses due to third quarter catastrophe losses and $49.5 million of costs associated with the Sirius Group acquisition.
The average common shareholders’ equity attributable to SiriusPoint common shareholders for the nine months ended September 30, 2021 was impacted by the additional equity issued related to the Sirius Group acquisition.
Net Underwriting Income (Loss)
We measure segment performance for our underwriting segments based on net underwriting income or loss. Net underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned as revenues, including service fee revenue from the Company’s managing general underwriting subsidiaries, and loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses as expenses. Other underwriting expenses include those operating expenses that are incremental and/or directly attributable to our individual underwriting operations. See “Segment Results” and Note 5 “Segment reporting” to our unaudited condensed consolidated financial statements for additional details.
Combined Ratio
Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses incurred, net, acquisition costs, net and other underwriting expenses by net premiums earned. This ratio is a key indicator of a company’s underwriting profitability. See “Segment Results” and Note 5 “Segment reporting” to our unaudited condensed consolidated financial statements for additional details.
Basic and Tangible Basic Book Value Per Share
Basic book value per share and tangible basic book value per share are non-GAAP financial measures and there are no comparable GAAP measures. See “Non-GAAP Financial Measures” for an explanation and calculation.
As of September 30, 2021, basic book value per share was $15.31, representing a decrease of $0.28 per share, or 1.8%, from $15.59 per share as of June 30, 2021. As of September 30, 2021, tangible basic book value per share was $14.22, representing a decrease of $0.26 per share, or 1.8%, from $14.48 per share as of June 30, 2021. The decreases were primarily due to a net loss in the current period.

As of September 30, 2021, basic book value per share was $15.31, representing a decrease of $1.57 per share, or 9.3%, from $16.88 per share as of December 31, 2020. As of September 30, 2021, tangible basic book value per share was $14.22, representing a decrease of $2.66 per share, or 15.8%, from $16.88 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, partially offset by net income in the current year period.
Diluted and Tangible Diluted Book Value Per Share
Diluted book value per share and tangible diluted book value per share are non-GAAP financial measures and there are no comparable GAAP measures. In the first quarter of 2021, we changed the method for calculating the dilutive effect of restricted shares, restricted share units and options to calculate the dilutive impact in a manner consistent with how dilution is calculated using the treasury stock method for earnings per share. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of September 30, 2021, diluted book value per share was $15.14, representing a decrease of $0.23 per share, or 1.5%, from $15.37 per share as of June 30, 2021. As of September 30, 2021, tangible diluted book value per share was $14.07, representing a decrease of $0.23 per share, or 1.6%, from $14.30 per share as of June 30, 2021. The decreases were primarily due to a net loss in the current period.
As of September 30, 2021, diluted book value per share was $15.14, representing a decrease of $1.57 per share, or 9.4%, from $16.71 per share as of December 31, 2020. As of September 30, 2021, tangible diluted book value per share was $14.07, representing a decrease of $2.64 per share, or 15.8%, from $16.71 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, including the acquisition of intangible assets, partially offset by net income in the current year period.
Consolidated Results of Operations—Three and nine months ended September 30, 2021 and 2020:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
	($ in millions)
Net underwriting loss	$(265.8)	$(29.7)	$(236.1)	$(223.8)	$(27.3)	$(196.5)
Other revenues	20.7	—	20.7	47.1	—	47.1
Net investment income	199.8	122.0	77.8	463.7	74.1	389.6
Net corporate and other expenses	(19.5)	(14.9)	(4.6)	(113.5)	(30.2)	(83.3)
Intangible asset amortization	(2.0)	—	(2.0)	(4.1)	—	(4.1)
Interest expense	(9.7)	(2.1)	(7.6)	(24.4)	(6.2)	(18.2)
Foreign exchange gains (losses)	16.1	(5.9)	22.0	16.5	3.1	13.4
Income tax (expense) benefit	13.0	(0.7)	13.7	(6.4)	(4.4)	(2.0)
Net income (loss)	$(47.4)	$68.7	$(116.1)	$155.1	$9.1	$146.0
The key changes in our consolidated results for the three and nine months ended September 30, 2021 compared to the prior year periods are discussed below.
Net Underwriting Loss
The increase in net underwriting loss for the three and nine months ended September 30, 2021 was primarily driven by third quarter catastrophe losses from the European floods and Hurricane Ida. In addition, the Runoff & Other Segment recorded $7.1 million of accelerated expenses related to interest crediting features in certain reinsurance contracts. Refer to “Segment Results” for additional information.

Other Revenues
For the three months ended September 30, 2021, other revenues consist of $18.8 million of changes in the fair value of liability-classified capital instruments issued as part of the aggregate consideration for the Sirius Group acquisition and a bargain purchase gain of $1.9 million. The decline in value of the liability-classified capital instruments was primarily attributable to shorter life to maturity and a decrease in the Company’s share price during the three months ended September 30, 2021.
For the nine months ended September 30, 2021, other revenues consist of $34.2 million of changes in the fair value of liability-classified capital instruments issued as part of the aggregate consideration for the Sirius Group acquisition and a bargain purchase gain of $12.9 million. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the bargain purchase gain recognized as a result of the Sirius Group acquisition and the components of the aggregate consideration.
Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Change
	($ in millions)
Investments in related party investment funds (1)	$1,456.8	$1,055.6	$401.2
Debt securities	2,100.9	101.3	1,999.6
Short-term investments	1,057.9	—	1,057.9
Equity securities	3.4	—	3.4
Other long-term investments	454.5	4.0	450.5
Total investments	5,073.5	1,160.9	3,912.6
Cash and cash equivalents	701.2	526.0	175.2
Restricted cash and cash equivalents (2)	1,482.3	1,187.9	294.4
Total invested assets and cash	$7,257.0	$2,874.8	$4,382.2
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

Investment Results
The following is a summary of the results from investments and cash for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
	($ in millions)
Net realized and unrealized investment gains (losses)	$(11.7)	$7.0	$(18.7)	$43.7	$54.6	$(10.9)
Net investment income from investments in related party fund	202.4	110.6	91.8	401.2	8.3	392.9
Other net investment income	9.1	4.4	4.7	18.8	11.2	7.6
Net investment income	$199.8	$122.0	$77.8	$463.7	$74.1	$389.6
The following is a summary of net investment income (loss) by investment classification, for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
	($ in millions)
Debt securities	$2.4	$6.1	$(3.7)	$12.6	$65.0	$(52.4)
Short-term investments	(5.6)	—	(5.6)	(4.2)	—	(4.2)
Equity securities	(1.4)	—	(1.4)	(1.4)	—	(1.4)
Other long-term investments	11.5	—	11.5	73.4	—	73.4
Net investment income from investments in related party investment funds	202.4	110.6	91.8	401.2	8.3	392.9
Net investment income before other investment expenses and investment income (loss) on cash and cash equivalents	209.3	116.7	92.6	481.6	73.3	408.3
Other investment expenses	(7.8)	(0.3)	(7.5)	(12.3)	(1.1)	(11.2)
Net investment income (loss) on cash and cash equivalents	(1.7)	5.6	(7.3)	(5.6)	1.9	(7.5)
Net investment income	$199.8	$122.0	$77.8	$463.7	$74.1	$389.6
Investment Returns
The following is a summary of the net investment returns for our total net investments on a U.S. Dollar basis for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
TP Enhanced Fund	16.3%	14.6%	38.3%	1.0%
Collateral and other investments managed by Third Point LLC	(0.1)%	0.6%	0.2%	3.8%
Fixed income investments acquired as part of Sirius acquisition (1)	(0.1)%	—%	0.5%	—%
Equity securities and other long-term investments acquired as part of Sirius acquisition (2)	1.2%	—%	14.4%	—%
(1)Fixed income investment returns in original currencies for investments acquired as part of the Sirius Group acquisition were 0.2% and 0.6% for the three and nine months ended September 30, 2021, respectively.
(2)Equity securities and other long-term investment returns in original currencies for investments acquired as part of the Sirius Group acquisition were 1.2% and 14.5% for the three and nine months ended September 30, 2021, respectively.
Net investment income for the three months ended September 30, 2021 was primarily attributable to net investment income of $201.0 million from our investment in the TP Enhanced Fund, corresponding to a 16.3% return. The return was primarily attributable to long event/fundamental and activist equities, in particular strong performance from the fund’s largest positions:

Upstart Holdings Inc., SentinelOne Inc., and Prudential PLC. In addition, the Company recognized net investment income of $6.9 million on fixed maturity, short term, equity and alternative investments. This was mainly attributable to unrealized gains of $4.9 million resulting from market appreciation on alternative investments and offset by unfavorable foreign exchange developments.
Net investment income for the nine months ended September 30, 2021 was primarily attributable to net investment income of $398.8 million from our investment in the TP Enhanced Fund, corresponding to a 38.3% return. The return was primarily attributable to long event/fundamental equities, in particular Upstart Holdings Inc. and SentinelOne Inc. In addition, the Company recognized an unrealized gain of $35.4 million from our investment in Pie Insurance and $18.1 million in unrealized gains in other private equity and hedge fund investments for the nine months ended September 30, 2021.
Net investment income for the three months ended September 30, 2020 was primarily attributable to net investment income of $110.6 million from our investment in the TP Enhanced Fund, corresponding to a 14.6% return. Equity markets continued to rebound with technology-oriented stocks leading out-performance globally.
Net investment income for the nine months ended September 30, 2020 was primarily attributable to investment income from our credit portfolio, with strong contributions from investments in investment grade corporate credit and residential mortgage backed securities.
Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risks” of this Quarterly Report on Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities. In addition, for the three and nine months ended September 30, 2021, net corporate and other expenses included costs related to the acquisition of Sirius Group, expected credit losses from the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable, and a gain from the sale of Cedar Insurance Company (“Cedar”).
The increase in net corporate and other expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to compensation-related expenses associated with the acquisition of Sirius Group and expenses from the legacy Sirius Group companies, partially offset by a gain from the sale of Cedar.
The increase in net corporate and other expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to professional and advisory fees and compensation-related expenses associated with the acquisition of Sirius Group, expected credit losses from the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable, and expenses from the legacy Sirius Group companies from the date of acquisition.
For the three months ended September 30, 2021, we recorded $3.1 million of compensation-related expenses associated with the acquisition of Sirius Group. For the nine months ended September 30, 2021, we recorded $49.5 million of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $19.8 million of compensation-related expenses.
For the three and nine months ended September 30, 2021, we recorded current expected credit (gains) losses of $(0.3) million and $15.3 million, respectively (2020 - $0.3 million and $0.5 million, respectively). The increase in current expected credit losses for the nine months ended September 30, 2021, was primarily a result of the acquisition of Sirius Group. We recorded an expense to re-establish the acquired company’s current expected credit losses provision. See Note 12 “Allowance for expected credit losses” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the credit loss methodology.
For the three and nine months ended September 30, 2021, we recognized a $5.8 million gain from the sale of Cedar to Grandview Risk Holdings Ltd. See Note 4 “Significant transactions” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the sale of Cedar.

Amortization of Intangible Assets
The amortization of intangible assets for the three and nine months ended September 30, 2021 was due to intangible assets recognized as a result of the Sirius Group acquisition. See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the intangible assets recognized as a result of the Sirius Group acquisition.
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
The increase in interest expense for the three and nine months ended September 30, 2021 was due to $7.6 million and $18.2 million, respectively, of interest expense from the senior notes and the SEK subordinated notes, from the legacy Sirius Group companies from the date of acquisition.
Foreign Currency Translation
Except for the Canadian reinsurance operations of SiriusPoint America, the U.S. dollar is the functional currency for SiriusPoint’s business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The remeasurement process results in foreign exchange gains (losses) in the consolidated results of operations.
The foreign exchange gains of $16.1 million and $16.5 million for the three and nine months ended September 30, 2021, respectively, were primarily due to the Company’s international operations and from the foreign currency effects of the SEK subordinated notes.
The foreign exchange losses for the three months ended September 30, 2020 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which weakened as compared to the pound in the prior period.
The foreign exchange gains for the nine months ended September 30, 2020 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which strengthened as compared to the pound in the prior period.
Income Tax (Expense) Benefit
The increase in income tax benefit for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily reflects the Company’s recognition of proportionally more operating losses in taxable jurisdictions.
The increase in income tax expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily reflects the Company’s recognition of proportionally more operating income in taxable jurisdictions. Subsequent to the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
Segment Results — Three and nine months ended September 30, 2021 and 2020
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. Effective January 1, 2021, our business comprises four operating segments, Accident & Health (“A&H”), Specialty, Property, and Runoff & Other.

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

The following table sets forth net underwriting results and ratios for the segment results for the three months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$118.1	$350.9	$182.0	$2.7	$653.7
Net premiums written (1)	88.4	306.8	91.0	5.1	491.3
Net premiums earned (1)	111.7	240.6	150.8	9.0	512.1
Loss and loss adjustment expenses incurred, net (2)	55.8	155.6	362.5	7.8	581.7
Acquisition costs, net	10.5	65.8	30.9	(0.3)	106.9
Other underwriting expenses (2)	30.2	25.6	22.1	11.4	89.3
Net underwriting income (loss)	$15.2	$(6.4)	$(264.7)	$(9.9)	$(265.8)

Underwriting ratios (3):
Loss ratio	50.0%	64.7%	240.4%	NM	113.6%
Acquisition cost ratio	9.4%	27.3%	20.5%	NM	20.9%
Other underwriting expense ratio	27.0%	10.6%	14.7%	NM	17.4%
Combined ratio (4)	86.4%	102.6%	275.6%	NM	151.9%

	Three months ended September 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$0.2	$79.0	$42.6	$2.9	$124.7
Net premiums written (1)	0.2	76.7	36.6	2.9	116.4
Net premiums earned (1)	0.6	87.7	49.8	3.6	141.7
Loss and loss adjustment expenses incurred, net (2)	0.4	67.9	62.2	(20.0)	110.5
Acquisition costs, net	0.1	18.0	13.0	23.7	54.8
Other underwriting expenses (2)	—	3.1	1.6	1.4	6.1
Net underwriting income (loss)	$0.1	$(1.3)	$(27.0)	$(1.5)	$(29.7)

Underwriting ratios (3):
Loss ratio	66.7%	77.4%	124.9%	NM	78.0%
Acquisition cost ratio	16.7%	20.5%	26.1%	NM	38.7%
Other underwriting expense ratio	—%	3.5%	3.2%	NM	4.3%
Combined ratio (4)	83.4%	101.4%	154.2%	NM	121.0%
(1)Includes service fee revenue from the Company’s MGUs of $12.5 million for the three months ended September 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $3.6 million and $24.5 million, respectively, for the three months ended September 30, 2021 (2020 - $nil and $nil).
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
Gross premiums written
Gross premiums written increased by $529.0 million, or 424.2%, to $653.7 million for the three months ended September 30, 2021 from $124.7 million for the three months ended September 30, 2020, primarily driven by an increase in gross premiums written of $473.3 million as a result of new premiums from the legacy Sirius Group companies.

Net premiums written
Net premiums written increased by $374.9 million, or 322.1%, to $491.3 million for the three months ended September 30, 2021 from $116.4 million for the three months ended September 30, 2020, primarily driven by an increase in net premiums written of $339.4 million as a result of new premiums from the legacy Sirius Group companies.
Net premiums earned
Net premiums earned increased by $370.4 million, or 261.4%, to $512.1 million for the three months ended September 30, 2021 from $141.7 million for the three months ended September 30, 2020, primarily driven by an increase in net premiums earned of $390.6 million as a result of new premiums from the legacy Sirius Group companies.
Underwriting results
We generated a net underwriting loss of $265.8 million and a combined ratio of 151.9% for the three months ended September 30, 2021, compared to a net underwriting loss of $29.7 million and a combined ratio of 121.0% for the three months ended September 30, 2020. The change in net underwriting results was primarily driven by the Property segment as a result of catastrophe losses from the European floods and Hurricane Ida.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2021 were $286.5 million, or 55.9 percentage points on the combined ratio, including $132 million for the European floods and $100 million for Hurricane Ida, based on our ground-up assessment of client exposed business to each event and a top-down estimate, based on industry loss for each event and an estimate of our market share.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2020 were $29.6 million, or 20.9 percentage points, related to Hurricane Laura and other third quarter catastrophes.
Net favorable prior year loss reserve development was $16.2 million for the three months ended September 30, 2021. The change was primarily driven by net favorable prior year loss reserve development of $15.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $6.1 million and $5.5 million relating to the A&H and Property segments, respectively, based on better than expected loss reserve emergence. The change in net underwriting results for the three months ended September 30, 2020 for prior period loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs, resulted in a minimal improvement in the net underwriting results.
COVID-19 losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2021 were $2.4 million compared to $15.6 million for the three months ended September 30, 2020, from the earn in of losses on unearned premium converting to earned premium in our Specialty segment.

The following table sets forth net underwriting results and ratios for the segment results for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$343.5	$807.9	$457.3	$(25.7)	$1,583.0
Net premiums written (1)	267.8	692.4	324.6	(24.2)	1,260.6
Net premiums earned (1)	250.4	610.7	385.4	(12.1)	1,234.4
Loss and loss adjustment expenses incurred, net (2)	121.9	393.9	482.2	(13.1)	984.9
Acquisition costs, net	35.4	168.9	79.7	(2.5)	281.5
Other underwriting expenses (2)	69.5	54.7	52.6	15.0	191.8
Net underwriting income (loss)	$23.6	$(6.8)	$(229.1)	$(11.5)	$(223.8)

Underwriting Ratios: (3)
Loss ratio	48.7%	64.5%	125.1%	NM	79.8%
Acquisition cost ratio	14.1%	27.7%	20.7%	NM	22.8%
Other underwriting expenses ratio	27.8%	9.0%	13.6%	NM	15.5%
Combined ratio (4)	90.6%	101.2%	159.4%	NM	118.1%

	Nine months ended September 30, 2020
	A&H	Specialty	Property	Runoff & Other	Total
	($ in millions)
Gross premiums written (1)	$2.8	$232.2	$160.2	$3.0	$398.2
Net premiums written (1)	2.8	224.3	138.9	3.0	369.0
Net premiums earned (1)	2.5	285.6	135.9	4.9	428.9
Loss and loss adjustment expenses incurred, net (2)	3.7	203.1	99.5	(18.9)	287.4
Acquisition costs, net	0.3	85.3	38.8	23.3	147.7
Other underwriting expenses (2)	0.1	12.4	4.7	3.9	21.1
Net underwriting income (loss)	$(1.6)	$(15.2)	$(7.1)	$(3.4)	$(27.3)

Underwriting Ratios: (3)
Loss ratio	148.0%	71.1%	73.2%	NM	67.0%
Acquisition cost ratio	12.0%	29.9%	28.6%	NM	34.4%
Other underwriting expenses ratio	4.0%	4.3%	3.5%	NM	4.9%
Combined ratio (4)	164.0%	105.3%	105.3%	NM	106.3%
(1)Includes service fee revenue from the Company’s MGUs of $37.3 million for the nine months ended September 30, 2021 (2020 - $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs of $8.0 million and $55.4 million, respectively, for the nine months ended September 30, 2021 (2020 - $nil and $nil).
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

Gross premiums written
Gross premiums written increased by $1,184.8 million, or 297.5%, to $1,583.0 million for the nine months ended September 30, 2021 from $398.2 million for the nine months ended September 30, 2020, primarily driven by an increase in gross premiums written of $1,128.8 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Net premiums written
Net premiums written increased by $891.6 million, or 241.6%, to $1,260.6 million for the nine months ended September 30, 2021 from $369.0 million for the nine months ended September 30, 2020, primarily driven by an increase in net premiums written of $869.9 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Net premiums earned
Net premiums earned increased by $805.5 million, or 187.8%, to $1,234.4 million for the nine months ended September 30, 2021 from $428.9 million for the nine months ended September 30, 2020, primarily driven by an increase in net premiums earned of $866.4 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Underwriting results
We generated a net underwriting loss of $223.8 million and a combined ratio of 118.1% for the nine months ended September 30, 2021, compared to a net underwriting loss of $27.3 million and a combined ratio of 106.3% for the nine months ended September 30, 2020. The change in net underwriting results was primarily driven by the Property segment as a result of catastrophe losses from the European floods and Hurricane Ida.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2021 were $304.9 million, or 24.7 percentage points on the combined ratio, including $132 million for the European floods and $100 million for Hurricane Ida, based on our ground-up assessment of client exposed business to each event and a top-down estimate, based on industry loss for each event and an estimate of our market share, and also includes $40 million from June windstorms and winter storm Uri. Sirius Group’s Uri losses fell into the pre-acquisition period and, if included in the Company’s results, total catastrophe losses would have been $341 million.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2020 were $29.6 million, or 6.9 percentage points on the combined ratio, related to Hurricane Laura and other third quarter catastrophes.
Net favorable prior year loss reserve development was $25.9 million for the nine months ended September 30, 2021. The change was driven by net favorable prior year loss reserve development of $27.0 million from the legacy Sirius Group companies, primarily due to favorable loss reserve development relating to the Property segment of $15.6 million as a result of better than expected loss reserve emergence on European-related exposures covering multiple accident years, and favorable loss reserve development relating to the A&H segment of $6.9 million. The change in net underwriting results for the nine months ended September 30, 2020 for prior period loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs, resulted in a $3.4 million improvement in the net underwriting results.
COVID-19 losses for the nine months ended September 30, 2021 were $8.1 million compared to $35.0 million for the nine months ended September 30, 2020, from the earn in of losses on unearned premium converting to earned premium in our Specialty segment.

A&H
A&H, which consists of the A&H insurance and reinsurance underwriting unit along with our two MGUs, IMG and Armada, which provide supplemental healthcare and medical travel insurance products as well as related administration services. The following table sets forth net underwriting results and ratios, and the period over period changes for the A&H segment for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
	($ in millions)
Gross premiums written (1)	$118.1	$0.2	$117.9	$343.5	$2.8	$340.7
Net premiums written (1)	88.4	0.2	88.2	267.8	2.8	265.0
Net premiums earned (1)	111.7	0.6	111.1	250.4	2.5	247.9
Loss and loss adjustment expenses incurred, net (2)	55.8	0.4	55.4	121.9	3.7	118.2
Acquisition costs, net	10.5	0.1	10.4	35.4	0.3	35.1
Other underwriting expenses (2)	30.2	—	30.2	69.5	0.1	69.4
Net underwriting income (loss)	$15.2	$0.1	$15.1	$23.6	$(1.6)	$25.2

Underwriting ratios (3):
Loss ratio	50.0%	66.7%	(16.7)%	48.7%	148.0%	(99.3)%
Acquisition cost ratio	9.4%	16.7%	(7.3)%	14.1%	12.0%	2.1%
Other underwriting expense ratio	27.0%	—%	27.0%	27.8%	4.0%	23.8%
Combined ratio	86.4%	83.4%	3.0%	90.6%	164.0%	(73.4)%
(1)Includes service fee revenue from the Company’s MGUs of $12.5 million and $37.3 million in the three and nine months ended September 30, 2021, respectively (2020 - $nil and $nil).
(2)Loss and loss adjustment expenses incurred, net and other underwriting expenses include expenses associated with the Company’s MGUs for the three and nine months ended September 30, 2021 were $3.6 million and $24.5 million, and $8.0 million and $55.4 million, respectively (2020 - $nil and $nil).
(3)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Three months ended September 30, 2021 and 2020
Gross premiums written in the A&H segment increased by $117.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by an increase in premiums of $118.1 million as a result of new premiums from the legacy Sirius Group companies.
The A&H segment generated net underwriting income of $15.2 million and a combined ratio of 86.4% for the three months ended September 30, 2021, compared to net underwriting income of $0.1 million and a combined ratio of 83.4% for the three months ended September 30, 2020. The change in net underwriting results for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily driven by net underwriting income from the legacy Sirius Group companies. Our A&H segment continues to benefit from favorable loss ratio trends in its healthcare products due to the recognition of lower healthcare utilization rates that we attribute to the COVID-19 global pandemic.
Net favorable prior year loss reserve development was $7.2 million for the three months ended September 30, 2021 compared to minimal net prior year loss reserve development for the three months ended September 30, 2020. The change from the prior period was driven by net favorable reserve development from the legacy Sirius Group companies as a result of better than expected loss reserve emergence.
Nine months ended September 30, 2021 and 2020
Gross premiums written in the A&H segment increased by $340.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in premiums of $343.7 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.

The A&H segment generated net underwriting income of $23.6 million and a combined ratio of 90.6% for the nine months ended September 30, 2021, compared to a net underwriting loss of $1.6 million for the nine months ended September 30, 2020. The change in net underwriting results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by net underwriting income from the legacy Sirius Group companies from the date of acquisition. Our A&H segment continues to benefit from favorable loss ratio trends in its healthcare products due to the recognition of lower healthcare utilization rates that we attribute to the COVID-19 global pandemic.
Net favorable prior year loss reserve development was $7.9 million for the nine months ended September 30, 2021 compared to minimal adverse prior year loss reserve development for the nine months ended September 30, 2020. The change from the prior period was driven by net favorable reserve development from the legacy Sirius Group companies as a result of better than expected loss reserve emergence.
Specialty
Specialty consists of our specialty insurance and reinsurance product offerings, which includes Aviation & Space, Marine & Energy, Credit, Contingency, Casualty, Environmental and Mortgage.
These lines of business represent unique risks where the more difficult and unusual risks are underwritten, and much of the market is characterized by a high degree of specialization. The following table sets forth net underwriting results and ratios, and the period over period changes for the Specialty segment for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
	($ in millions)
Gross premiums written	$350.9	$79.0	$271.9	$807.9	$232.2	$575.7
Net premiums written	306.8	76.7	230.1	692.4	224.3	468.1
Net premiums earned	240.6	87.7	152.9	610.7	285.6	325.1
Loss and loss adjustment expenses incurred, net	155.6	67.9	87.7	393.9	203.1	190.8
Acquisition costs, net	65.8	18.0	47.8	168.9	85.3	83.6
Other underwriting expenses	25.6	3.1	22.5	54.7	12.4	42.3
Net underwriting loss	$(6.4)	$(1.3)	$(5.1)	$(6.8)	$(15.2)	$8.4

Underwriting ratios (1):
Loss ratio	64.7%	77.4%	(12.7)%	64.5%	71.1%	(6.6)%
Acquisition cost ratio	27.3%	20.5%	6.8%	27.7%	29.9%	(2.2)%
Other underwriting expense ratio	10.6%	3.5%	7.1%	9.0%	4.3%	4.7%
Combined ratio	102.6%	101.4%	1.2%	101.2%	105.3%	(4.1)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Underwriting Results
Three months ended September 30, 2021 and 2020
Gross premiums written in the Specialty segment increased by $271.9 million, or 344.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by an increase in premiums of $181.5 million as a result of new premiums from the legacy Sirius Group companies, and due to an increase in casualty premium written of $56.0 million in the period from our Bermuda incorporated MGU, Arcadian, in which we invest capital and expertise.
The Specialty segment generated a net underwriting loss of $6.4 million and a combined ratio of 102.6% for the three months ended September 30, 2021, compared to a net underwriting loss of $1.3 million and a combined ratio of 101.4% for the three months ended September 30, 2020.

COVID-19 losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2021 were $2.4 million compared to $5.8 million for the three months ended September 30, 2020, from the earn in of losses on unearned premium converting to earned premium.
Net favorable prior year loss reserve development was $3.8 million for the three months ended September 30, 2021 compared to minimal prior year loss reserve development for the three months ended September 30, 2020.
Nine months ended September 30, 2021 and 2020
Gross premiums written in the Specialty segment increased by $575.7 million, or 247.9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in premiums of $381.6 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition, and due to an increase in casualty premium written of $144.5 million in the period from Arcadian.
The Specialty segment generated a net underwriting loss of $6.8 million and a combined ratio of 101.2% for the nine months ended September 30, 2021, compared to a net underwriting loss of $15.2 million and a combined ratio of 105.3% for the nine months ended September 30, 2020. The change in net underwriting results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by lower COVID-19 losses in 2021, partially offset by a net underwriting loss of $4.6 million as result of the legacy Sirius Group companies from the date of acquisition.
COVID-19 losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2021 were $8.1 million compared to $25.2 million for the nine months ended September 30, 2020, from the earn in of losses on unearned premium converting to earned premium.
Net favorable prior year loss reserve development was $4.0 million for the nine months ended September 30, 2021 compared to net favorable prior year loss reserve development of $1.9 million, after the impact of any offsetting changes in acquisition costs for the nine months ended September 30, 2020.
Property
Property consists of our underwriting lines of business which offer Property Catastrophe Excess Reinsurance, Agriculture Reinsurance and Property Risk and Pro Rata insurance and reinsurance on a worldwide basis. The following table sets forth net underwriting results and ratios, and the period over period changes for the Property segment for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
	($ in millions)
Gross premiums written	$182.0	$42.6	$139.4	$457.3	$160.2	$297.1
Net premiums written	91.0	36.6	54.4	324.6	138.9	185.7
Net premiums earned	150.8	49.8	101.0	385.4	135.9	249.5
Loss and loss adjustment expenses incurred, net	362.5	62.2	300.3	482.2	99.5	382.7
Acquisition costs, net	30.9	13.0	17.9	79.7	38.8	40.9
Other underwriting expenses	22.1	1.6	20.5	52.6	4.7	47.9
Net underwriting loss	$(264.7)	$(27.0)	$(237.7)	$(229.1)	$(7.1)	$(222.0)

Underwriting ratios (1):
Loss ratio	240.4%	124.9%	115.5%	125.1%	73.2%	51.9%
Acquisition cost ratio	20.5%	26.1%	(5.6)%	20.7%	28.6%	(7.9)%
Other underwriting expense ratio	14.7%	3.2%	11.5%	13.6%	3.5%	10.1%
Combined ratio	275.6%	154.2%	121.4%	159.4%	105.3%	54.1%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Underwriting Results
Three months ended September 30, 2021 and 2020
Gross premiums written in the Property segment increased by $139.4 million, or 327.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by an increase in premiums of $173.2 million as a result of new premiums from the legacy Sirius Group companies. Excluding the premiums from the Sirius Group legacy companies, the decrease in gross premiums written was due to a reduction in Property Catastrophe Excess Reinsurance premiums to reduce catastrophic risk exposures in anticipation of the Sirius Group acquisition.
The Property segment generated a net underwriting loss of $264.7 million and a combined ratio of 275.6% for the three months ended September 30, 2021, compared to a net underwriting loss of $27.0 million and a combined ratio of 154.2% for the three months ended September 30, 2020. The change in net underwriting results for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily driven by increased catastrophe losses from the European floods and Hurricane Ida.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2021 in the Property segment were $284.6 million, including $132 million for the European floods and $100 million for Hurricane Ida, based on our ground-up assessment of client exposed business to each event and a top-down estimate, based on industry loss for each event and an estimate of our market share.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2020 in the Property segment were $29.6 million related to Hurricane Laura and other third quarter catastrophes.
COVID-19 losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2021 in the Property segment were $nil compared to $9.8 million for the three months ended September 30, 2020, driven by property business interruption losses.
Net favorable prior year loss reserve development was $4.5 million for the three months ended September 30, 2021 as a result of better than expected loss reserve experience on attritional losses and small historical catastrophe event losses, compared to minimal favorable prior year loss reserve development for the three months ended September 30, 2020.
Nine months ended September 30, 2021 and 2020
Gross premiums written in the Property segment increased by $297.1 million, or 185.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in premiums of $399.8 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition. Excluding the premiums from the Sirius Group legacy companies, the decrease in gross premiums written was due to a reduction in Property Catastrophe Excess Reinsurance premiums to reduce catastrophic risk exposures in anticipation of the Sirius Group acquisition.
The Property segment generated a net underwriting loss of $229.1 million and a combined ratio of 159.4% for the nine months ended September 30, 2021, compared to a net underwriting loss of $7.1 million and a combined ratio of 105.3% for the nine months ended September 30, 2020. The change in net underwriting results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by increased catastrophe losses from the European floods and Hurricane Ida.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2021 in the Property segment were $303.0 million, including $132 million for the European floods and $100 million for Hurricane Ida, based on our ground-up assessment of client exposed business to each event and a top-down estimate, based on industry loss for each event and an estimate of our market share, and also includes $40 million from June windstorms and winter storm Uri.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2020 in the Property segment were $29.6 million related to Hurricane Laura and other third quarter catastrophes.
COVID-19 losses, net of reinsurance and reinstatement premiums, for the nine months ended September 30, 2021 in the Property segment were $nil compared to $9.8 million for the nine months ended September 30, 2020, driven by property business interruption losses.

Net favorable prior year loss reserve development was $13.6 million for the nine months ended September 30, 2021 compared to minimal prior year loss reserve development for the nine months ended September 30, 2020. The change was driven by net favorable loss reserve development from the legacy Sirius Group companies, primarily due to favorable loss reserve development of $15.6 million relating to the Property segment based on better than expected loss reserve emergence, primarily on European-related exposures covering multiple accident years.
Runoff & Other
Runoff & Other consists of the results of SiriusPoint Global Solutions, which specializes in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos risks, environmental risks and other long-tailed liability exposures, and our legacy reserve-based transactions. Runoff & Other also includes retroactive reinsurance contracts consisting of loss portfolio transfers, adverse development covers and other forms of reserve reinsurance providing indemnification of loss and loss adjustment expense reserves with respect to past loss events. The following table sets forth net underwriting results, and the period over period changes for the Runoff & Other segment for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
	($ in millions)
Gross premiums written	$2.7	$2.9	$(0.2)	$(25.7)	$3.0	$(28.7)
Net premiums written	5.1	2.9	2.2	(24.2)	3.0	(27.2)
Net premiums earned	9.0	3.6	5.4	(12.1)	4.9	(17.0)
Loss and loss adjustment expenses incurred, net	7.8	(20.0)	27.8	(13.1)	(18.9)	5.8
Acquisition costs, net	(0.3)	23.7	(24.0)	(2.5)	23.3	(25.8)
Other underwriting expenses	11.4	1.4	10.0	15.0	3.9	11.1
Net underwriting loss	$(9.9)	$(1.5)	$(8.4)	$(11.5)	$(3.4)	$(8.1)
Underwriting Results
Three months ended September 30, 2021 and 2020
Gross premiums written in the Runoff & Other segment decreased by $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
The Runoff & Other segment generated a net underwriting loss of $9.9 million for the three months ended September 30, 2021, compared to a net underwriting loss of $1.5 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, other underwriting expenses include $9.8 million of expenses, of which $7.1 million were accelerated during the third quarter of 2021, relating to interest crediting features in certain reinsurance and deposit contracts, compared to $1.3 million for the three months ended September 30, 2020. We will reassess capacity to underwrite these risks in the future as a result of the LPT.
Nine months ended September 30, 2021 and 2020
Gross premiums written in the Runoff & Other segment decreased by $28.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by reduction of $30.0 million from the impact of restructuring one retroactive reinsurance contract that was previously written and fully earned. The decrease in net premiums earned from the reduction in retroactive exposures in this reinsurance contract was offset by a similar decrease in loss and loss adjustment expenses incurred and acquisition costs.
The Runoff & Other segment generated a net underwriting loss of $11.5 million for the nine months ended September 30, 2021, compared to a net underwriting loss of $3.4 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, other underwriting expenses include $13.5 million of expenses, of which $7.1 million were accelerated during the third quarter of 2021, relating to interest crediting features in certain reinsurance and deposit contracts compared to $3.7 million for the nine months ended September 30, 2020.

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

The following table sets forth the computation of basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Basic and diluted book value per share numerator:	($ in millions, except share and per share amounts)
Shareholders' equity attributable to SiriusPoint shareholders	$2,638.0	$1,563.9
Less: Series B preference shares	(200.0)	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - basic	2,438.0	1,563.9
Plus: carrying value of Series A preference shares issued in merger	31.2	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - diluted	2,469.2	1,563.9
Less: intangible assets	(173.7)	—
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - basic	2,264.3	1,563.9
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - diluted	$2,295.5	$1,563.9
Basic and diluted book value per share denominator:
Common shares outstanding	161,949,037	95,582,733
Unvested restricted shares	(2,687,612)	(2,933,993)
Basic book value per share denominator	159,261,425	92,648,740
Effect of dilutive Series A preference shares issued in merger	1,015,116	—
Effect of dilutive warrants(1)	—	—
Effect of dilutive stock options, restricted shares and restricted share units issued to directors and employees	2,825,401	969,386
Diluted book value per share denominator	163,101,942	93,618,126

Basic book value per share	$15.31	$16.88
Tangible basic book value per share	$14.22	$16.88
Diluted book value per share	$15.14	$16.71
Tangible diluted book value per share	$14.07	$16.71
(1)As of September 30, 2021 and December 31, 2020, there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants.
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
We are subject to regulatory and other constraints that affect our ability to pay dividends. For the three and nine months ended September 30, 2021, SiriusPoint did not pay any dividends to its common shareholders.
As of December 31, 2020, Third Point Re BDA and Third Point Re USA could pay dividends to SiriusPoint of approximately $316.7 million and $47.4 million, respectively. Third Point Re USA is subject to a Net Worth Maintenance Agreement that further restricts the amount of capital and surplus it has available for the payment of dividends. For a further discussion of the various restrictions on Third Point Re BDA and Third Point RE USA’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2020 Form 10-K. During the three and nine months ended September 30, 2021, Third Point Re USA paid $nil and $4.0 million of dividends, respectively, to its immediate parent.
As of December 31, 2020, Sirius Bermuda could pay dividends of approximately $464.0 million to its immediate parent company, SIG. Sirius Bermuda indirectly owns SiriusPoint International, SiriusPoint America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions. During the three and nine months ended September 30, 2021, SiriusPoint Bermuda paid dividends of $45.0 million and $54.0 million, respectively, to its immediate parent.
SiriusPoint International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the Swedish Financial Supervisory Authority (SFSA). Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. SiriusPoint International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2020, SiriusPoint International had $386.9 million (based on the December 31, 2020 SEK to USD exchange rate) of unrestricted equity on a parent account basis (the lower of the two approaches) available to pay dividends in 2021. The amount of dividends available to be paid by SiriusPoint International in any given year is also subject to cash flow and earnings generated by SiriusPoint International's business, the maintenance of adequate solvency capital ratios for SiriusPoint International and the consolidated Sirius International UK Holdings Ltd. group, as well as to dividends received from its subsidiaries. Earnings generated by SiriusPoint International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During both the three and nine months ended September 30, 2021, SiriusPoint International paid $9.8 million of dividends to its immediate parent.
Under the normal course of business, SiriusPoint America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, as of December 31, 2020, SiriusPoint America had $559.6 million of statutory surplus and $92.6 million of earned surplus, and could pay approximately $38.7 million to its parent company without prior regulatory approval. During the three and nine months ended September 30, 2021, SiriusPoint America did not pay dividends to its immediate parent.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, and Standard & Poor’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint.

Other Liquidity Requirements
SiriusPoint fully and unconditionally guarantees the $115.0 million of debt obligations issued by TPRUSA, a wholly owned subsidiary. See Note 14 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the fully and unconditional guarantees.
For additional commitments and contingencies that may affect our liquidity requirements see Note 23 “Commitments and contingencies” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Safety Reserve
Subject to certain limitations under Swedish law, SiriusPoint International is permitted to transfer pre-tax income amounts into a reserve referred to as a "Safety Reserve." Under local statutory requirements, an amount equal to the deferred tax liability on SiriusPoint International's Safety Reserve is included in Solvency Capital. Access to the Safety Reserve is generally restricted to cover insurance and reinsurance losses and to cover a breach of the Solvency Capital Requirement. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally take into account the Safety Reserve in SiriusPoint International's regulatory capital when assessing SiriusPoint International and SiriusPoint's financial strength.
As of September 30, 2021, SiriusPoint International's Safety Reserve was SEK 9.7 billion, or $1.1 billion (based on the September 30, 2021 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($227.6 million based on the September 30, 2021 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 20.6%. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 20.6%, the additional tax expense is SEK 7.5 million, or $0.9 million for the nine months ended September 30, 2021 (based on the September 30, 2021 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this provision and SiriusPoint International's Safety Reserve balance as of January 1, 2021, SiriusPoint International has recorded a current tax liability of SEK 89.9 million, or $10.6 million (based on the September 30, 2021 SEK to USD exchange rate) and an additional deferred tax liability as of September 30, 2021 in the amount of SEK 30.0 million, or $3.4 million (based on the September 30, 2021 SEK to USD exchange rate).
Sources of Liquidity
Our sources of funds have primarily consisted of premiums written, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments.
We believe the liquidity profile of the net investments underlying the TP Enhanced Fund, the Company’s rights under the Third Amended and Restated Exempted Limited Partnership Agreement among SiriusPoint, SiriusPoint Bermuda and Third Point Re USA effective February 26, 2021 (the “2020 LPA”) to withdraw from the TP Enhanced Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations. TP Enhanced Fund’s investment portfolio is concentrated in tradable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the 2020 LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. Under the 2020 LPA, the Company has the right to withdraw funds monthly from TP Enhanced Fund to meet capital adequacy requirements and to satisfy financing obligations. The Company may also withdraw its investment upon the occurrence of certain events specified in the 2020 LPA, including to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA, and may withdraw its investment in full on the first quarter end date after the five-year anniversary of the closing date of the acquisition of Sirius Group (i.e. March 31, 2026) and each successive two-year anniversary of such date. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2021, there were no outstanding borrowings under the Facility. In addition, as of September 30, 2021, SiriusPoint was in compliance with all of the covenants under the Facility.
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
Our debt and equity instruments as of September 30, 2021 and December 31, 2020 are summarized below.
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
As of September 30, 2021, the carrying value of the 2017 SEK Subordinated Notes was $306.3 million and reflected as debt in the in the condensed consolidated balance sheets.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, see Note 14 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
As a result of the Company’s merger with SIG, the Company acquired the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee. The Company was in compliance with all debt covenants as of and for the period ended September 30, 2021.
As of September 30, 2021, the carrying value of the 2016 SIG Senior Notes was $406.3 million and reflected as debt in the in the condensed consolidated balance sheets.
For further details and discussion with respect to the 2016 SIG Senior Notes, see Note 14 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
As of September 30, 2021 and December 31, 2020, the carrying value of the 2015 TPRUSA Senior Notes was $114.4 million and $114.3 million, respectively, and reflected as debt in the in the condensed consolidated balance sheets.
For further details and discussion with respect to the 2015 TPRUSA Senior Notes, see Note 14 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
As of September 30, 2021, the estimated fair value of the Series A preference shares was $31.2 million and is reflected in liability-classified capital instruments in the condensed consolidated balance sheets. During the nine months ended September 30, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
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
On June 28, 2021 and August 12, 2021, the Company entered into Underwriting Agreements with the Series B preference shareholders (the “Selling Shareholders”) pursuant to which the Selling Shareholders sold to the public market an aggregate of 8,000,000 Series B preference shares. The Company did not receive any proceeds from the sale of the Series B preference shares by the Selling Shareholders. The transaction did not change the underlying conditions of the Series B preference shares. The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PRB”.

As of September 30, 2021, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company declared and paid dividends of $4.0 million and $8.1 million to the Series B preference shareholders, respectively.
For further details and discussion with respect to the Series B preference shares, see Note 17 “Shareholders' equity” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Debt Covenants
As of September 30, 2021, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 SIG Senior Notes, and the 2015 TPRUSA Senior Notes.
Letter of Credit Facilities
As of September 30, 2021, $1,054.0 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letters of credit facilities as of September 30, 2021.
For further details and discussion with respect to letter of credit facilities, see Note 14 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of September 30, 2021, total cash and cash equivalents and debt securities with a fair value of $1,174.1 million were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 14 “Debt and letter of credit facilities” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Restricted cash and cash equivalents and restricted investments increased by $1,205.1 million, or 94.6%, to $2,479.4 million as of September 30, 2021 from $1,274.3 million as of December 31, 2020. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral as a result of the acquisition of Sirius Group.
For additional information on restricted cash, cash equivalents and investments, see Note 6 “Cash, cash equivalents, restricted cash and restricted investments” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Operating, investing and financing cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	2021	2020
	($ in millions)
Net cash provided by operating activities	$26.6	$45.3
Net cash provided by (used in) investing activities	410.0	(68.1)
Net cash provided by (used in) financing activities	33.0	(15.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	469.6	(38.5)
Cash, cash equivalents and restricted cash at beginning of period	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of period	$2,183.5	$1,615.5
Operating Activities
Cash provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers. The decrease in cash flows from operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to transaction related payments for professional and advisory fees relating to the Sirius Group acquisition and an increase in payments of losses and loss expenses, partially offset by an increase in premiums received.
Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration. Cash flows used in investing activities for the nine months ended September 30, 2020 primarily relates to investment activity from the opportunistic credit portfolio.
Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group. Cash flows used in financing activities for the nine months ended September 30, 2020 primarily consisted of $16.4 million from payments on deposit liability contracts.
See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Financial Condition
As of September 30, 2021, total shareholders’ equity was $2,638.0 million, compared to $1,565.3 million as of December 31, 2020. The increase was primarily due to the acquisition of Sirius Group. See Note 3 “Acquisition of Sirius Group” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Contractual Obligations
During the three and nine months ended September 30, 2021, other than as disclosed in Note 10 "Loss and loss adjustment expense reserves" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to an increase in our reserve for loss and loss adjustment expense reserves, Note 14 "Debt and letter of credit facilities" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to our long term debt obligations and Note 23 "Commitments and contingencies" in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q with respect to lease agreements, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K.
Supplemental Guarantor Financial Information
In March 2020, the SEC issued Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Release 33-10762”). Release 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of SEC Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the first quarter ended March 31, 2021.
On February 13, 2015, TPRUSA (“Subsidiary Issuer”) issued the 2015 TPRUSA Senior Notes in the aggregate principal amount of $115.0 million. The 2015 TPRUSA Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The 2015 TPRUSA Senior Notes are fully and unconditionally guaranteed by SiriusPoint (“Parent Guarantor”), and, in certain circumstances specified in the indenture governing the Notes, certain existing or future subsidiaries of the Company may be required to guarantee the Notes, as described in the indenture governing the Notes. See Note 14 “Debt and letter of credit facilities” included elsewhere in this Quarterly Report on Form 10-Q for additional information.
The following tables present supplemental summarized financial information for SiriusPoint and TPRUSA (the “Obligor group”):

	SiriusPoint (1)		TPRUSA
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	($ in millions)
Assets
Total investments in securities	$16.6	$4.0	$—	$—
Cash and cash equivalents	14.3	0.2	0.4	0.2
Deferred tax asset	—	—	9.5	8.5
Amounts due from affiliates	—	96.6	—	—
Other assets	15.7	4.9	—	—
Total assets	$46.6	$105.7	$9.9	$8.7
Liabilities
Accounts payable, accrued expenses and other liabilities	$30.5	$1.7	$1.0	$3.0
Deferred tax liability	12.7	—	—	—
Amounts due to affiliates	2.5	—	4.0	—
Liability-classified capital instruments	103.4	—	—	—
Debt	712.6	—	114.4	114.3
Total liabilities	861.7	1.7	119.4	117.3
Total shareholders’ equity (2)	(815.1)	104.0	(109.5)	(108.6)
Total liabilities and shareholders’ equity	$46.6	$105.7	$9.9	$8.7
(1)Excludes investment in Subsidiary Issuer (presented separately).
(2)Total shareholders' equity of Parent Guarantor excludes $3,453.1 million and $1,459.9 million of investment in subsidiaries, including Subsidiary Issuer, at September 30, 2021 and December 31, 2020, respectively. Total shareholders' equity of Subsidiary Issuer excludes $314.3 million and $297.4 million of investment in subsidiaries at September 30, 2021 and December 31, 2020, respectively.

	SiriusPoint (1)		TPRUSA
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Revenues
Other revenues	$20.7	$—	$—	$—
Total revenues	20.7	—	—	—
Expenses
Net corporate and other expenses	18.3	13.9	—	—
Interest expense	7.6	—	2.1	2.1
Foreign exchange gains	(10.2)	—	—	—
Total expenses	15.7	13.9	2.1	2.1
Loss before income tax (expense) benefit	5.0	(13.9)	(2.1)	(2.1)
Income tax (expense) benefit	(3.0)	—	0.4	0.4
Net income (loss)	2.0	(13.9)	(1.7)	(1.7)
Dividends on Series B preference shares	(4.0)	—	—	—
Net loss attributable to Obligor group (2)	$(2.0)	$(13.9)	$(1.7)	$(1.7)

	SiriusPoint (1)		TPRUSA
	Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	($ in millions)
Revenues
Net investment income	$1.3	$—	$—	$—
Other revenues	47.1	—	—	—
Total revenues	48.4	—	—	—
Expenses
Net corporate and other expenses	85.4	20.7	—	—
Interest expense	18.2	—	6.2	6.2
Foreign exchange gains	(7.7)	—	—	—
Total expenses	95.9	20.7	6.2	6.2
Income before income tax (expense) benefit	(47.5)	(20.7)	(6.2)	(6.2)
Income tax (expense) benefit	(12.5)	—	1.3	1.3
Net loss	(60.0)	(20.7)	(4.9)	(4.9)
Dividends on Series B preference shares	(9.5)	—	—	—
Net loss attributable to Obligor group (2)	$(69.5)	$(20.7)	$(4.9)	$(4.9)
(1)Excludes investment in Subsidiary Issuer (presented separately).
(2)Net income (loss) of Parent Guarantor excludes equity in earnings (losses) from investment in subsidiaries, including Subsidiary Issuer, of $(46.0) million and $216.9 million for the three and nine months ended September 30, 2021, respectively (2020 - $82.6 million and $29.8 million, respectively). Net income of Subsidiary Issuer excludes equity in earnings from investment in subsidiaries of $9.2 million and $20.9 million for the three and nine months ended September 30, 2021, respectively (2020 - $3.7 million and $21.1 million, respectively).
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
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2020, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves and (3) fair value measurements related to our investments. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Form 10-K and revised sections of the 2020 Form 10-K for premium revenue recognition included in the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021.
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
Intangible Assets
As part of the acquisition of Sirius Group, SiriusPoint recognized identifiable intangible assets. As of September 30, 2021, these identifiable intangible assets had a carrying value of $173.7 million and consisted of the following, and are included in intangible assets on the Company’s condensed consolidated balance sheet:
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
Income Taxes
Prior to the acquisition of Sirius Group on February 26, 2021, the Company had one operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended. Subsequent to the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.

See Note 16 “Income taxes” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion on the critical accounting estimates for income taxes.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of September 30, 2021:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$2,100.9	300 bp decrease	$2,242.7	$141.8
		200 bp decrease	2,195.4	94.5
		100 bp decrease	2,148.2	47.3
		50 bp decrease	2,124.6	23.7
		50 bp increase	2,078.3	(22.6)
		100 bp increase	2,055.7	(45.2)
		200 bp increase	2,010.5	(90.4)
		300 bp increase	$1,965.3	$(135.6)
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
Equity Securities and Other Investments Price Risk
Equity Securities and Other Long-term Investments Price Risk
The carrying values of our equity securities and other long-term investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of our equity securities and other long-term investments as of September 30, 2021, the carrying value of our equity securities and other long-term investments would have increased or decreased by approximately $45.8 million and $137.4 million, pre-tax, respectively.
Investment in related party investment funds
The carrying values of our investments in related party investment funds, including TP Enhanced Fund and TP Venture Fund, are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of September 30, 2021, the carrying value of these investments would have increased or decreased by approximately $145.7 million and $437.0 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2021:

	10% increase	10% decrease
	($ in millions)
British Pound to U.S. dollar	$2.6	$(2.6)
Japanese Yen to U.S. dollar	(1.7)	1.7
Euro to U.S. dollar	6.5	(6.5)
Swedish Krona to U.S. dollar	(0.5)	0.5
Swiss Franc to U.S. dollar	4.0	(4.0)
Canadian Dollar to U.S. dollar	$(2.6)	$2.6
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
On February 26, 2021, we completed the acquisition of Sirius Group. As of September 30, 2021, Sirius Group represented approximately 66% and 64% of the Company’s total assets and liabilities, respectively. For the three and nine months ended September 30, 2021, Sirius Group represented approximately 54% and 53%, respectively, of the Company’s total revenues. We currently exclude, and are in the process of working to incorporate, Sirius Group in our evaluation of internal control over financial reporting and related disclosure controls and procedures.

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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended September 30, 2021:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2021 - July 31, 2021	—	$—	—	$61,295,462
August 1, 2021 - August 31, 2021	—	—	—	61,295,462
September 1, 2021 - September 30, 2021	—	—	—	61,295,462
Total	—	$—	—	$61,295,462
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the amount remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million of the Company’s outstanding common shares in the aggregate.
On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding contingent value rights ("CVRs") and warrants, which will allow the Company to repurchase up to $61.3 million of the Company’s outstanding common shares, CVRs and warrants.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

10.1*	Amended and Restated SiriusPoint Ltd. 2013 Omnibus Incentive Plan
10.2
Loss Portfolio Transfer Reinsurance Agreement by and among SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and Pallas Reinsurance Company Ltd. dated as of October 29, 2021

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
Date: November 3, 2021
/s/ Sid Sankaran
Sid Sankaran
Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Junius
David W. Junius
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)