Form 10-K
period 2021-12-31
SiriusPoint Ltd
filed 2022-03-01
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-36052
SIRIUSPOINT LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-1599372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Point Building
         3 Waterloo Lane      +1 (441) 542-3300
Pembroke, Bermuda, HM 08
(Address of principal executive offices and zip code) (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.10 par value	SPNT	New York Stock Exchange
8.00% Resettable Fixed Rate Preference Shares, Series B, $0.10 par value, $25.00 liquidation preference per share	SPNT PB	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $882.1 million.
As of February 24, 2022, the registrant had 162,356,902 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.
________________________________________________________________________________________________________________________________________________________________________

SiriusPoint Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K (“Annual Report”) references to “we,” “our,” “us,” and the “Company,” refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries, as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries. “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2021.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report constitute forward-looking statements. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this Annual Report, the words “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•our ability to execute on our strategic transformation, including changing the mix of business between insurance and reinsurance;
•the impact of the novel coronavirus (“COVID-19”) pandemic or other unpredictable catastrophic events including uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs, changing interest rates, equity market volatility and ongoing business and financial market impacts of COVID-19;
•the costs, expenses and difficulties of the integration of the operations of Sirius International Insurance Group, Ltd. (“Sirius Group”);
•fluctuations in our results of operations;
•a downgrade or withdrawal of our financial ratings;
•inadequacy of loss and loss adjustment expense reserves, the lack of availability of capital, and periods characterized by excess underwriting capacity and unfavorable premium rates;
•the performance of financial markets, impact of inflation, and foreign currency fluctuations;
•legal restrictions on certain of SiriusPoint’s insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to SiriusPoint;
•our ability to compete successfully in the (re)insurance market and the effect of consolidation in the (re)insurance industry;
•technology breaches or failures, including those resulting from a malicious cyber-attack on us, our business partners or service providers;
•the effects of global climate change, including increased severity and frequency of weather-related natural disasters and catastrophes and increased coastal flooding in many geographic areas;
•our ability to retain key employees and the effects of potential labor disruptions due to COVID-19 or otherwise;
•the outcome of legal and regulatory proceedings, regulatory constraints on our business, including legal restrictions on certain of our insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to us, and losses from unfavorable outcomes from litigation and other legal proceedings;
•reduced returns or losses in SiriusPoint’s investment portfolio;

•our concentrated exposure in funds and accounts managed by Third Point LLC, our lack of control over Third Point LLC, our limited ability to withdraw our capital accounts and conflicts of interest among various members of Third Point Advisors LLC, TP Enhanced Fund, Third Point LLC and us;
•our potential exposure to U.S. federal income and withholding taxes and our significant deferred tax assets, which could become devalued if we do not generate future taxable income or applicable corporate tax rates are reduced;
•risks associated with delegating authority to third party managing general agents;
•future strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures; and
•other risks and factors listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report.
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

PART I.
Item 1. Business
Acquisition of Sirius International Insurance Group, Ltd.
On February 26, 2021, we completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”) (the “Acquisition”) and changed our name from Third Point Reinsurance Ltd. (“Third Point Re”) to SiriusPoint Ltd. In connection with the Acquisition and the appointment of a new executive management team, we established a new business strategy, entered into a loss portfolio transfer transaction, and restructured our organization, including merging certain of our former key subsidiaries. See “Recent Developments” below and Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for a more detailed discussion of the Acquisition.
Our results of operations for the year ended December 31, 2021 include Sirius Group for the period from February 26, 2021, and may not be reflective of the ultimate ongoing business of the combined entities.
Overview
We are a global insurer and reinsurer headquartered in Bermuda, providing solutions to clients and brokers in almost 150 countries. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SPNT”. As of December 31, 2021, we had common shareholders’ equity of $2.3 billion, total capital of $3.3 billion and total assets of $10.6 billion. Our operating companies have a financial strength rating of A- (Excellent) from AM Best, Standard & Poor's and Fitch.
We have licenses to write property, casualty and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden and operating through a global branch network, predominately in Europe.
We aim to be a highly diversified business with a sustainable and scalable underwriting platform and a portfolio of insurance-related service businesses. We seek to leverage our underwriting talent and capabilities, proven management expertise and geographic footprint, to build on our existing portfolio and identify new opportunities to create value. We intend to be best in class capital allocators, while reacting quickly to new risks and opportunities. We can access different parts of the insurance value chain – including primary insurance, reinsurance, and various forms of fee income - leveraging our platform and balance sheets, nimbly shifting capital allocation between insurance and reinsurance based on client needs and market conditions.
Our $3.3 billion capital base makes us large enough to compete with our peers and to be meaningful in the marketplace, while being small enough to move quickly in a fast-changing environment. We have a flat and nimble operating structure with a strong management team comprised of significant new talent and incorporating leaders from our predecessor businesses.
Operational Priorities
Subsequent to the Acquisition, we focused on a three-pillar strategy: focus and stabilize, revitalize and grow, and modernize and break out. In support of this strategy, we are executing on three operational priorities: re-underwrite reinsurance, grow insurance & services, and de-risk capital investments portfolio.
1.Re-underwrite Reinsurance
In 2021, we completed a contract-by-contract review of the reinsurance portfolio resulting in a comprehensive re-underwriting of the book. Our global property portfolio now is significantly smaller and has a better mix by client, product and geography; we cut our gross and net property exposures and purchased reinsurance to improve our volatility profile. We non-renewed / exited various specialty and casualty contracts, including float deals written by Third Point Re. In addition to remediating the legacy books, we added attractive specialty and casualty business to the portfolio. While we made significant progress in 2021, we have additional work to do and expect to continue reviewing the portfolio on an ongoing basis.
As a result of these changes, we will have a smaller global property book with an expected reduced volatility profile, an improved and differentiated global specialty and casualty business, a more balanced business profile, and a mix shift from reinsurance to insurance.

2. Grow Insurance & Services
Sirius Group had a profitable global accident & health franchise which housed significant expertise with Managing General Agents (MGAs). We are building on this MGA model to grow our Insurance & Services business. Our global licenses, robust balance sheet, nimble operating structure, and minimal conflicts of interest, enable us to be the partner of choice for MGAs. We often align incentives with MGAs by taking investment stakes. We make both controlling and non-controlling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”); we reflect the non-controlling investments at fair value.
Through the MGA model, we obtain access to insurance businesses at a lower acquisition cost, often in unique and specialized classes of business. Our strong ceded reinsurance operation provides us with the flexibility to adjust the volume of business retained on our balance sheet as we optimize our capital allocation. We benefit from fee income, such as fronting fees, through our investment stakes in MGAs and for services we provide to MGAs. Insurance & Services revenue allows us to diversify away from our traditional reinsurance portfolio and generally has lower capital requirements. In addition, service fees from MGAs and their insurance products are generally not as prone to the volatile underwriting cycle that is common in reinsurance marketplace.
We have established a strong growth trajectory with the MGA model in 2021 and look to continue building on this success in the coming years.
3. De-risk capital investments portfolio
We are repositioning our investment portfolio to reduce our exposure to market volatility, to take advantage of opportunities to improve risk-adjusted returns across asset classes, and free up capital to support the growth of our Insurance & Services business. During the fourth quarter of 2021, we reallocated $450 million from the TP Enhanced Fund to cash and fixed income investments. We have also shed legacy assets where we cannot generate sustainable margins that enhance our overall return, including reducing our retained net legacy reserves to free up capital for redeployment.
We believe we are well positioned to fulfill our objectives by virtue of: the experience and skill of our management team, our integrated and flexible underwriting and operating platform, our financial strength, our strong relationships with brokers and customers, our commitment to superior service, our proprietary modeling technology and our investment expertise and relationship with Third Point LLC, which we believe will be a strategic differentiator on our returns while also reducing volatility and creating an investment portfolio with a fixed income weighting percentage more in line with peer property/casualty reinsurers.
Recent Developments
On May 27, 2021, in connection with an internal reorganization, Sirius International Group, Ltd. (“SIG”), Sirius International Holdings Ltd. and Sirius International Insurance Group, Ltd., wholly-owned subsidiaries of the Company, merged with and into the Company, with the Company being the surviving entity. Also on May 27, 2021, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) merged with and into Sirius Bermuda Insurance Company Ltd. (“Sirius Bermuda”), with Sirius Bermuda being the surviving entity. Upon the effectiveness of the merger, Sirius Bermuda changed its name to SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”). On December 31, 2021, Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”) merged with and into SiriusPoint Bermuda, with SiriusPoint Bermuda being the surviving entity. All references to SiriusPoint Bermuda prior to the merger date refer to legacy Third Point Re BDA, Third Point Re USA and Sirius Bermuda, unless otherwise indicated. On December 31, 2021, Third Point Re (USA) Holdings Inc., a wholly-owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving entity.
Following the internal reorganization, our key insurance and reinsurance subsidiaries include SiriusPoint Bermuda, SiriusPoint International Insurance Corporation ("SiriusPoint International"), SiriusPoint America Insurance Company ("SiriusPoint America"), SiriusPoint Specialty Insurance Corporation, and Sirius International Corporate Member Limited (“Sirius International Corporate Member”), a Lloyd's Corporate Member. In addition, SiriusPoint International sponsors Lloyd's Syndicate 1945 ("Syndicate 1945") and Sirius International Corporate Member participates in the Lloyd's market, which in turn provides underwriting capacity to Syndicate 1945. SiriusPoint Specialty Insurance Corporation is a New Hampshire domiciled surplus lines underwriter.
In connection with our goal of optimizing our capital allocation, on October 29, 2021, we closed a loss portfolio transfer transaction (the “LPT”) with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. As a result of the LPT, we dissolved Sirius Point Global Solutions, Inc., which specialized in the acquisition and management of runoff liabilities for insurance and reinsurance companies, as well as asbestos and environmental risks and other long-tailed liability exposures.
Reportable Segments
As a result of the acquisition of Sirius Group and the subsequent changes in strategy and new executive management team, SiriusPoint reports on two operating segments effective as of the fourth quarter of 2021: Reinsurance and Insurance & Services. Previously, we managed our business in four reportable segments: Specialty, Accident & Health (“A&H”), Property, and Runoff & Other. This change better reflects the management structure of SiriusPoint, provides greater transparency into the growing contribution from our MGAs and other strategic partnerships, and reflects our decision to exit the runoff business, with the Compre LPT and the dissolving of SiriusPoint Solutions. Within our segments, we underwrite a variety of (re)insurance products as shown in the table below. Where applicable, all prior periods presented have been revised to conform to this new presentation.
The following table provides a breakdown by line and type of business of gross premiums written for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Amount	Percentage of Total	Amount	Percentage of Total	Amount		Percentage of Total
	($ in millions)
Aviation & Space	$108.5	4.8%	$—	—%	$—		—%
Casualty	459.7	20.6%	271.9	46.2%	347.6		52.0%
Contingency	15.9	0.7%	1.0	0.1%	0.1		—%
Credit & Bond	53.8	2.4%	10.6	1.8%	25.1		3.8%
Marine & Energy	39.3	1.8%	5.6	0.9%	1.5		0.2%
Mortgage	52.2	2.3%	60.4	10.3%	46.1		6.9%
Property	621.0	27.8%	184.6	31.4%	154.9		23.2%
Reinsurance	1,350.4	60.4%	534.1	90.7%	575.3		86.1%
A&H	384.4	17.2%	3.4	0.6%	4.6		0.7%
Environmental	21.0	0.9%	—	—%	—		—%
Workers’ Compensation	137.4	6.1%	—	—%	—		—%
Other	355.1	15.9%	22.1	3.8%	0.9		0.1%
Insurance & Services	897.9	40.1%	25.5	4.4%	5.5		0.8%
Corporate (1)	(11.8)	(0.5)%	28.9	4.9%	87.6	`	13.1%
Total gross premiums written	$2,236.5	100.0%	$588.5	100.0%	$668.4		100.0%
(1) Corporate includes gross premium written from all runoff business.
For the year ended December 31, 2021, we expanded our premium writings in the Insurance & Services segment through the acquisition of Sirius Group and our MGA model.
Reinsurance Segment
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis.
Treaty reinsurance is an agreement whereby we assume a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the agreement, usually one year. Treaty reinsurance is typically written on either a proportional or excess of loss basis. A proportional reinsurance treaty is an arrangement whereby we assume a predetermined proportional share of the premiums and losses generated on specified business. An excess of loss treaty is an arrangement whereby we assume losses that exceed a specific retention of loss by the ceding company. Facultative reinsurance, on the other hand, is underwritten on a risk-by-risk basis, which allows us to determine pricing for each exposure. Retroactive reinsurance contracts cover the potential for changes in estimates of loss and loss adjustment expense reserves related to loss events that have occurred in the past. Retroactive reinsurance contracts can generate an underwriting profit should the ultimate loss and loss adjustment expenses settle for less than the initial estimate of reserves while the premiums received at the inception of the contract generate insurance float.
We participate in the broker market for reinsurance treaties written in the United States and Bermuda primarily on a proportional and excess of loss basis. Our international book of business consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business, primarily in Europe, Asia and Latin America.
The Reinsurance segment provides coverage in the following product lines:
Aviation & Space – Aviation covers loss of or damage to an aircraft and the aircraft operations' liability to passengers, cargo and hull as well as to third parties, and Space covers damage to a satellite during launch and in orbit.
Casualty – covers a cross section of all casualty lines, including general liability, umbrella, auto, workers compensation, professional liability, and other specialty classes.
Contingency – covers event cancellation and non-appearance. We offer this class on a treaty reinsurance basis on a selective basis for a few key clients.
Credit & Bond – covers traditional short-term commercial credit insurance, including pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.
Marine & Energy – Marine covers damage to ships and goods in transit, marine liability lines as well as yacht-owner perils. Energy covers offshore energy industry insurance.
Mortgage – covers credit risks that compensates insureds for losses arising from mortgage loan defaults.
Property – consists of our underwriting lines of business that offer property catastrophe excess reinsurance, agriculture reinsurance and property risk and pro rata on a worldwide basis. Property catastrophe excess of loss reinsurance treaties cover losses from catastrophic events. Agriculture provides stop-loss reinsurance coverage, including to companies writing U.S. government-sponsored multi-peril crop insurance.
Insurance & Services Segment
We provide insurance products to individuals and corporations directly, through agents/brokers or through delegated underwriting agreements with MGAs. We seek to work with MGAs that have strong underwriting expertise, deep understanding of the customer/product niches and/or technology-driven approaches, and a sustainable competitive moat.
We underwrite primary insurance via more than 30 MGAs in a growing number of business lines. MGAs producing business for SiriusPoint are in four categories:
•Wholly-owned subsidiaries – 100% owned by SiriusPoint, including International Medical Group, Inc. (“IMG”) and ArmadaCorp Capital, LLC (“Armada”). IMG offers a full line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada operates as a supplemental medical insurance MGA.
•Incubation – launched by SiriusPoint and consolidated in the Company’s results of operations, including Arcadian Risk Capital Ltd. (“Arcadian”), Banyan Risk Ltd. (“Banyan Risk”) and Joyn Insurance Services Inc. (“Joyn”).
•Strategic partnerships – minority investment stake and agreement to provide fronting services and/or underwriting capacity.
•Traditional partnerships – fronting services and/or underwriting capacity without any investment stake.
Our approach to accessing the market through MGAs involves leaning on the expertise of our partners to create products and services, manage distribution relationships, underwrite risks in accordance with delegating underwriting authorities, issue and service policies on behalf of SiriusPoint or other fronting companies and manage claims handling.
We put in place rigorous controls to ensure underwriting risks are evaluated thoroughly and monitored consistently. Key controls in place include formal written Program Management Agreements, carefully documented underwriting guidelines, annual underwriting audits, and a monthly flow of financial and operational metrics that provide transparency into underlying business results.

Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including fronting services, risk capital and equity and debt financing. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. We have a stringent screening process to identify and approve partner companies which includes alignment of interests, disciplined management and strong oversight, which we believe are critical for success. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties.
The Insurance & Services segment provides coverage in the following product lines:
A&H – consists of accident and health coverage, and our MGA units (which include Armada and IMG). Armada’s products are offered in the United States while IMG offers accident, health and travel products on a worldwide basis.
Environmental – consists of an environmental insurance book in the U.S. comprised of four core products that revolve around pollution coverage, which are premises pollution liability, contractor's pollution/pollution liability and professional liability.
Workers' Compensation – consists of state-mandated insurance coverage that provides medical, disability, survivor, burial, and rehabilitation benefits to employees who are injured or killed due to a work-related injury or illness.
Other – consists of a cross section of property and casualty lines, including but not limited to property, general liability, excess liability, commercial auto, professional liability, directors and officers, cyber and other specialty classes.
Marketing and Distribution
For reinsurance business, we obtain most of our submissions from reinsurance intermediaries (“brokers”) that represent the ceding company. The process of placing an intermediate reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. We consider both the reinsurance intermediary and the ceding company to be its clients. We believe we have developed strong business relationships over a long period of time with the management of many of our ceding companies and reinsurance intermediaries.
We pay ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of our total acquisition costs. Additionally, we pay reinsurance intermediaries commissions based on negotiated percentages of the premium they produce on a per treaty or certificate basis.
For primary insurance business, we enter into agreements with select MGAs, who then market our insurance products to the general public and have underwriting authority on our behalf. We have well-defined underwriting standards in place for these MGAs that are closely monitored by our staff. We pay certain MGAs profit commissions based upon the underwriting profit of business produced. In addition to the day-to-day interactions that we have with its MGAs, audits are performed on a regular basis. These high-retention, long-term partnerships generate significant premium, and create alignment with the MGAs as they often retain a share of underwriting results.
See Note 5 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of our premiums written by source that individually contributed more than 10% of total gross premiums written.
Policies with Respect to Certain Activities
The following is a discussion of our underwriting and pricing, claims management, catastrophe risk management, and reinsurance protection policies.
Underwriting and Pricing
We have an established team of underwriters and actuaries that develop and manage our insurance and reinsurance business. We believe that their experience, industry presence and long-standing relationships allow us to tailor our portfolio to specific market segments. Our approach to underwriting allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term.

We seek to maintain a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume when terms and conditions become less favorable. We offer clients a wide range of insurance and reinsurance products across multiple lines of business to satisfy risk management needs.
We derive our reinsurance business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. We derive our primary insurance business mostly through our MGAs and strategic partnerships which source business internationally and in the United States. We price our products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. Our pricing indications are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, and the MGAs or ceding company's underwriting and claims experience. Additionally, our underwriters, actuaries and claims personnel perform audits of MGAs and certain ceding companies, in products and regions where this is applicable.
Claims Management
We maintain a staff of experienced insurance and reinsurance claim specialists. Our claims specialists work closely with reinsurance intermediaries, MGAs and insureds to obtain specific claims information on reported matters to properly adjust and resolve each matter. Where customary or appropriate, our claims staff perform selective remote or on-site claim reviews to assess an MGA's claim handling abilities and, where customary or appropriate, a ceding company's claim handling abilities and reserve techniques. In addition, our claims specialists review loss information provided by ceding companies and MGAs for adequacy and accuracy. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.
In addition, we use third-party administrators ("TPAs") for certain claims and our claims staff perform on-site claim audits of certain TPAs to ensure the propriety of the controls and processes over claims serviced by the TPAs.
We have significant exposure to catastrophe losses, caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, floods, tsunamis, terrorist acts and other man-made and natural catastrophic events. We actively manage our concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what we deem acceptable levels and, if necessary, purchasing reinsurance. In addition, we seek to limit losses that might arise from other extreme events such as terrorism, cyber or nuclear incidents, by including exclusionary provisions in our insurance and reinsurance contracts.
To manage catastrophe risk, we license third-party global property catastrophe modeling software, and we also utilize our own proprietary models to price risk, calculate expected probable maximum loss (“PML”) estimates, and consolidate and report on all worldwide property exposures. This platform is used to calculate individual and aggregate PMLs by combining multiple third-party and proprietary models, actuarial methods, and underwriting judgement.
Our proprietary platform allows us to choose either a third-party catastrophe modeling software or an internally developed model for PML reporting within each area and peril. The choice is based on a scientific, actuarial and underwriting assessment of the quality of the model by territory. If a third-party model is deemed to have weakness or insufficient experience, we may impose modifications on the model to mitigate any weaknesses. With our platform, the view of risk for each treaty can be further adjusted based on underwriting judgment regarding the specific exposures underlying each cedent's portfolio. This yields a final view of risk for each cedent. This view of risk is aggregated across our portfolio to an aggregated, simulated dataset from which PML estimates and any other portfolio metrics can be extracted.
We do not exclusively rely upon catastrophe modeling to measure our exposure to natural catastrophe risk. We monitor gross and net property catastrophe occurrence limits by country and region globally. Further, losses to a number of deterministic scenarios involving both natural and man-made catastrophes are estimated and tracked.

The following table provides an estimate of our three largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events as of January 1, 2022 as measured by net after-tax exposure.

				SiriusPoint Net After-Tax Loss
	Modelled Industry Loss	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax	Net After- Tax as % of Total Capital (1)	Net After-Tax as % of Common Shareholders’ Equity (1)
	($ in millions)
	1-in-100 year event
Europe	$140,850	$286	$129	$120	4%	5%
Southeast U.S.	46,744	235	107	97	3%	4%
West Coast U.S.	$38,174	$195	$95	$85	3%	4%
	1-in-250 year event
Europe	$224,184	$397	$211	$196	6%	9%
Southeast U.S.	82,185	323	141	128	4%	6%
West Coast U.S.	$68,049	$342	$134	$122	4%	5%
(1)Total capital and common shareholders’ equity as of December 31, 2021. Total capital represents total debt, Series B preference shares, and common shareholders’ equity.
Catastrophe modeling is dependent upon several broad scientific, meteorological and economic assumptions. This includes assumptions on hazard frequency and intensity, assumptions on the vulnerability of different risks depending on their occupancy and building characteristics, assumptions on replacement values as well as assumptions on economic factors such as demand surge (the localized increase in prices of goods and services that often follows a catastrophe). Catastrophe modeling is inherently uncertain due to the range of outcomes when projecting future events. Third-party modeling software does not provide information for all territories or perils for which we write business. We use our own proprietary models in these situations.
Reinsurance Protection
In the normal course of business, we seek to protect our business from losses due to concentration of risk and loss arising from catastrophic events with retrocession (reinsuring with third-party reinsurers). We remain liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.

The effects of reinsurance on our written and earned premiums and on loss and loss adjustment expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Written premiums:	($ in millions)
Direct	$718.0	$19.0	$—
Assumed	1,518.5	569.5	668.4
Gross premiums written	2,236.5	588.5	668.4
Ceded	(502.3)	(46.3)	(11.4)
Net premiums written	$1,734.2	$542.2	$657.0

Premiums earned:
Direct	$600.8	$1.0	$—
Assumed	1,598.5	638.8	710.0
Gross premiums earned	2,199.3	639.8	710.0
Ceded	(482.3)	(29.0)	(9.9)
Net premiums earned	$1,717.0	$610.8	$700.1

Loss and loss adjustment expenses:
Direct	$349.3	$0.8	$—
Assumed	1,506.1	483.2	407.5
Loss and loss adjustment expenses incurred	1,855.4	484.0	407.5
Ceded	(528.9)	(18.7)	(4.0)
Loss and loss adjustment expenses incurred, net	$1,326.5	$465.3	$403.5
Loss Portfolio Transfer
On October 29, 2021, we closed a LPT transaction with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The LPT covers $362 million of our loss reserves for the subject business, including much of the legacy Sirius Group runoff portfolio, including asbestos and environmental lines, for a premium of $381 million.
Our transaction with the Compre Group underscores the ongoing transformation of SiriusPoint, our focus on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines, and provides further certainty on SiriusPoint’s reserve position. Following the completion of the LPT, our net loss reserves from Runoff business were reduced by 48%. This transaction transfers the risk of the subject reserves developing adversely to Compre Group in exchange for the premium payment, and reduces statutory and rating agency capital charges on the subject reserves.
Reinsurance Segment
Our reinsurance protection primarily consists of pro-rata and excess of loss protections that protect all of our reportable segments. Attachment points and coverage limits vary by region around the world. Protections by reportable segment are listed below.
Our core proportional property reinsurance programs provide protection for parts of the non-proportional treaty accounts written in Europe, North and South America, the Caribbean, Asia, the Middle East, and Australia. These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.

As of January 1, 2022, we have in place an all natural perils excess of loss retrocessional coverage for our property exposures, replacing the 2021 non-peak areas/perils related coverage. This coverage is divided in two layers, both placed for one year at January 1, 2022:
•100% of $50 million of retrocession protection in excess of our retention of $50 million for property losses occurring worldwide with exception for losses occurring in the U.S. and losses occurring in the Caribbean if the event also includes a market loss in the U.S. in excess of $1 billion.
•100% of $100 million of retrocession protection in excess of our retention of $100 million for property losses occurring worldwide.
In addition to the above, until May 31, 2022, our worldwide earthquake related exposures are protected under a coverage renewed for one year at June 1, 2021, providing 100% of $40 million of reinsurance protection in excess of our retention of $35 million and a further 100% of $35 million of coverage in excess of $75 million.
We periodically purchase industry loss warranties ("ILW") contracts to augment our overall retrocessional program. The following ILW contracts are currently in force:

Scope	Limit	Trigger	Expiration Date
United States excluding North East, all natural perils	$3 million	$40 billion	July 5, 2022
European named Windstorm ILW	$10 million	$5 billion excess of $7 billion	March 31, 2022
We also purchase excess of loss reinsurance protection for our facultative and primary insurance property books. Almost all of our excess of loss reinsurance and retrocession protections, excluding ILWs, which tend to only cover one loss event, include provisions that reinstate coverage at a cost of 100% or more of the original reinsurance premium. The aviation reinsurance program is intended to reduce exposure to a frequency of mid-size losses, a single large loss, or a combination of both. Other lines of business within this segment are protected through various quota share and excess of loss protections.
Insurance & Services Segment
For A&H reinsurance, we have excess loss of protection covering our personal accident and life accounts. For A&H primary insurance, there are account specific quota share and stop‑loss reinsurance protections in place of various percentages for our medical benefits and student health businesses. In addition to these primary insurance protections, there is an excess of loss protection of unlimited dollars in excess of $2 million (per person) in place.
In the property and casualty business in our Insurance & Services segment, we purchase both excess of loss and proportional reinsurance on a case by case basis for both risk management and capital optimization purposes.
Other lines of business within this segment are protected through various quota share and excess of loss protections.
Reinsurance Recoverables by Rating
As of December 31, 2021, we had loss and loss adjustment expenses recoverable, net of $1,215.3 million (December 31, 2020 - $14.4 million). Because retrocessional reinsurance contracts do not relieve us of our obligation to our insureds, the ability to collect balances due from our reinsurers is important to our financial strength. We monitor the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of our loss and loss expenses recoverable, net by the reinsurer’s Standard & Poor’s (“S&P”) rating and the percentage of total recoverables as of December 31, 2021. With certain reinsurers, if S&P’s rating was not available, an equivalent AM Best rating was used.

	December 31, 2021
Rating(1)(2)	Gross	Collateral	Net	% of Net Total
	($ in millions)
AA	$149.5	$1.7	$147.8	22.6%
A	360.8	16.0	344.8	52.6%
BBB or lower	212.3	130.5	81.8	12.5%
Not rated	492.7	412.0	80.7	12.3%
	$1,215.3	$560.2	$655.1	100.0%
(1)S&P's ratings as detailed above are: "AA" (Very strong), "A" (Strong), and "BBB" (Adequate).
(2)Not rated represents reinsurers who are not rated by either S&P or AM Best. Included in the not rated category is $355.9 million related to Pallas Reinsurance Company Ltd.; as a result of the LPT, the amount is fully collateralized.
Loss and loss adjustment expense reserves
Loss and loss adjustment expense reserves represent estimates of what the insurer or reinsurer ultimately expects to pay on claims at a given time, based on facts and circumstances then known, and it is probable that the ultimate liability may exceed or be less than such estimates. The process of estimating loss and loss adjustment expense reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See Note 2 "Significant accounting policies" in our audited consolidated financial statements and "Critical accounting policies and estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report for a further discussion of our loss and loss adjustment expense reserves.
Investments
As a result of the acquisition of Sirius Group, we repositioned our investment portfolio to better align with our underwriting strategy, while leveraging our strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Under our investment strategy, management of our fixed income investments, which comprise the majority of our portfolio, is outsourced to a diversified range of third-party asset managers. Third Point LLC continues to manage the majority of our alternative investments as well as working with us on tailored asset-liability management strategies that are tailored to our risk and capital considerations. We believe that this is a strategic differentiator on our returns, reduces risk and volatility, and creates a portfolio mix more in line with peer property/casualty reinsurers.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations. This objective and associated policies and guidelines ("Investment Policy and Guidelines") are established by the Investment Committee of the SiriusPoint Board of Directors. Certain relevant subsidiaries also approve policies and guidelines substantially similar to, and consistent with, the SiriusPoint Investment Policy and Guidelines, in accordance with local laws and regulations.
The Investment Policy and Guidelines provide a cohesive framework to mitigate risk and prescribe a number of thresholds under which the portfolio is intended to operate. The group is expected to hold cash, short-term investments and fixed income investments that amount to no less than 100% of policyholder liabilities. Investable assets in excess of policyholder liabilities and liquidity needs are available to be invested in equity securities, funds, direct investments and other long-term investments.
We have subsidiaries and branches located throughout the world and our global footprint requires us to transact in numerous currencies. Where practical, we aim to generally match material liabilities with assets. From time to time, we may utilize third party tools such as currency forwards or swaps to mitigate unmatched exposure or may choose to leave such exposure unmatched. We do not apply hedge accounting to currency swaps or forwards.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 “Investments” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on our investment portfolio.
As previously disclosed, on August 6, 2020, the Company and SiriusPoint Bermuda entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“2020 LPA”) of TP Enhanced Fund with Third Point Advisors LLC, pursuant to which Third Point LLC will continue to serve as investment manager of TP Enhanced Fund. The 2020 LPA became effective at close of the merger with Sirius Group. A copy of the 2020 LPA is attached hereto as Exhibit 10.42.
Competition and Peers
The worldwide insurance and reinsurance markets are highly competitive. Competition is influenced by a variety of factors, including price charged and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.
We compete for business in Europe, Bermuda, the United States and other international markets with numerous global competitors. Our competitors include other insurance and reinsurance companies and underwriting syndicates at Lloyd's of London, as well as London Market Companies. While some of our competitors have greater revenue and shareholders’ equity and higher ratings than SiriusPoint, we believe that we are well-suited to compete against our peers.
In addition, in recent years the persistent low interest rate environment and ease of entry into the reinsurance sector has led to increased competition from non-traditional sources of capital, such as insurance-linked funds or collateralized special purpose insurers, predominantly in the property catastrophe excess reinsurance market. This alternative capital provides collateralized property catastrophe protection in the form of catastrophe bonds, industry loss warranties and other risk-linked products that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for property catastrophe excess reinsurance business outside of the traditional treaty market. As a result, we have observed reduced pricing and/or reduced shares in certain property catastrophe excess markets, as well as certain other markets.
Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products and services. Rating organizations continually review the financial positions of reinsurers and insurers. These ratings reflect the rating agency’s views regarding our balance sheet strength, operating performance, business profile and enterprise risk management. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our common shares. Our insurance and reinsurance operating subsidiaries are assigned financial strength ratings as follows:

	AM Best (1)		Fitch (2)		S&P (3)
	Rating	Outlook	Rating	Outlook	Rating	Outlook
SiriusPoint Bermuda	"A-" (Excellent)	Stable	"A–" (Strong)	Negative	"A–" (Strong)	Negative
SiriusPoint International	"A-" (Excellent)	Stable	"A–" (Strong)	Negative	"A–" (Strong)	Negative
SiriusPoint America	"A-" (Excellent)	Stable	"A–" (Strong)	Negative	"A–" (Strong)	Negative
SiriusPoint Specialty Insurance Corporation	"A-" (Excellent)	Stable	N/A	N/A	"A–" (Strong)	Negative
(1) “A–" is the fourth highest of 16 financial strength ratings assigned by AM Best, as last updated March 3, 2021.
(2) “A–" is the seventh highest of 22 financial strength ratings assigned by Fitch, as last updated February 18, 2022.
(3) “A–" is the seventh highest of 21 financial strength ratings assigned by S&P's, as last updated January 20, 2022.
These ratings reflect AM Best’s, Fitch’s and S&P’s respective opinions of the ability of SiriusPoint’s respective subsidiaries to pay claims and are not evaluations directed to security holders. AM Best maintains a letter-scale rating system ranging from "A++" (Superior) to "F" (in liquidation). Fitch maintains a letter-scale rating system ranging from "AAA" (Exceptionally Strong) to "D" (Distressed). S&P's maintains a letter-scale rating system ranging from "AAA" (Extremely Strong) to "D" (Default).
These ratings are subject to periodic review and may be revised downward or revoked at the sole discretion of the rating agencies.

Regulation
The business of insurance and reinsurance is regulated in all countries in which we operate, although the degree and type of regulation varies from one jurisdiction to another. As a holding company, SiriusPoint is generally not directly subject to such regulations, but its various insurance and reinsurance operating subsidiaries are subject to regulation. The following describes the current material regulations under which the Company operates.
Bermuda Insurance Regulation
All Bermuda companies must comply with the provisions of the Companies Act 1981 (“Companies Act”). In addition, the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”), regulate the business of our Bermuda insurance, reinsurance and management company subsidiaries. SiriusPoint’s Bermuda-licensed operating insurance subsidiaries include SiriusPoint Bermuda, which is registered as a Class 4 general business insurer, Alstead Reinsurance Ltd. (“Alstead Re”), which is registered as a Class 3A general business insurer, as well as a segregated accounts company pursuant to the Segregated Accounts Companies Act 2000 (“SAC Act”). Banyan Risk is registered as an insurance agent.
The Insurance Act of 1978
The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements, and grants the Bermuda Monetary Authority (the “BMA”) powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of regulated companies.
Principal Representative, Principal Office and Head Office
Each Class 3A and Class 4 insurer is required to maintain a principal office and to appoint a principal representative in Bermuda. The principal representative has statutory reporting duties to report to the BMA under the Insurance Act where the principal representative believes there is a likelihood of the insurer becoming insolvent, or upon becoming aware that a reportable "event" has occurred, or is believed to have occurred.
In addition, Class 3A and Class 4 insurers must maintain their head office in Bermuda. In determining whether an insurer satisfies this requirement, the BMA considers, among other things, the following factors: (i) where the underwriting, risk management and operational decision making of the insurer occurs; (ii) whether the presence of senior executives who are responsible for, and involved in, the decision making related to the insurance business of the insurer are located in Bermuda; and (iii) where meetings of the board of directors of the insurer occur. In making its determination, the BMA may also give regard to (i) the location where management of the insurer meets to effect policy decisions of the insurer; (ii) the residence of the officers, insurance managers or employees of the insurer; and (iii) the residence of one or more directors of the insurer in Bermuda. The BMA has recognized the significant challenges COVID-19 continues to have on insurers’ ability to hold physical board of directors meetings in Bermuda and, in assessing compliance with the requirement to hold physical board meetings in Bermuda, the BMA will take into account all circumstances including insurers’ inability to hold such meetings due to logistical and health difficulties resulting from COVID-19. Nevertheless, the BMA expects insurers to continue to conduct their board meetings physically, where possible, and virtually, by telephone, video conference or other virtual means when unable to hold physical meetings due to challenges resulting from COVID-19.
Non-insurance Business
No Class 3A and Class 4 insurer may engage in non-insurance business unless that non-insurance business is ancillary to its insurance business.
Independent Approved Auditor
Every insurer must appoint an independent auditor, approved by the BMA, who will annually audit and report on the insurer’s statutory financial statements.
Annual Financial Statements
Each Class 3A and Class 4 insurer must prepare and submit annual audited financial statements prepared in accordance with U.S. GAAP or other acceptable accounting standards as part of their annual filings, which the BMA will subsequently publish on its website.

Annual Statutory Financial Return and Annual Capital and Solvency Return
Each Class 3A and Class 4 insurer is required to file with the BMA annual statutory financial returns no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return includes, among other matters, the statutory financial statements, auditors report on the statutory financial statements of the insurer, own risk statement, and statutory declaration.
In addition, each Class 3A and Class 4 insurer is also required to file, on annual basis with the BMA, a capital and solvency return along with their annual financial statutory returns. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), various schedules, a statutory economic balance sheet and the opinion of the loss reserve specialist.
At the time of filing its statutory financial statements, each Class 3A and Class 4 insurer will also be required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA.
Financial Condition Report
Each Class 3A and Class 4 insurer and insurance group is required to prepare and file with the BMA, and also publish on their website, a financial condition report, which provides, among other things, measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer/insurance group. We have received approval from the BMA to file a consolidated group financial condition report, inclusive of SiriusPoint, SiriusPoint Bermuda and Alstead Re.
Minimum Liquidity Ratio
The Insurance Act provides a minimum liquidity ratio for general business insurers. Each insurer engaged in general business is required to maintain a minimum liquidity ratio to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.
Minimum Solvency Margin and Enhanced Capital Requirements
The Insurance Act provides that all general business insurer’s statutory assets must exceed their statutory liabilities by an amount greater than or equal to their prescribed minimum solvency margin (the “MSM”). The MSM that must be maintained by a Class 4 insurer is the greater of (i) $100 million, or (ii) 50% of net premium written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), or (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year. The MSM that must be maintained by a Class 3A insurer is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net aggregated loss and loss expense provisions and other insurance reserves, or (iv) 25% of its ECR as reported at the end of the relevant year.
Each Class 3A and Class 4 insurer is also required to maintain its available statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”), which is established by reference to either the BSCR model or an approved internal capital model. The BMA has also implemented the economic balance sheet (“EBS”) framework, which is used as the basis to determine an insurer’s ECR. Under the EBS framework, assets and liabilities are mainly assessed and included on the EBS at fair value, with the insurer’s U.S. GAAP balance sheet serving as a starting point. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. The ECR shall at all times equal or exceed the respective Class 3A and Class 4 insurer’s MSM and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it.
The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business.
While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each insurer equal to 120% of its ECR. While qualifying insurers are not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
Eligible Capital
To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A and Class 4 insurers are required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system’. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
Insurance Code of Conduct
All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act and in calculating the operational risk charge applicable in accordance with the insurer's BSCR model (or an approved internal model).
Restrictions on Dividends and Distributions
Class 3A and Class 4 insurers are prohibited from declaring or paying a dividend if it is in breach of its MSM or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, any insurer that fails to comply with its ECR is also prohibited from declaring and paying any dividends until the failure has been rectified.
In addition, Class 3A and Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio.
Reduction of Capital
No Class 3A and Class 4 insurer may reduce its total statutory capital by 15% or more, as set out in its respective previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
Fit and Proper Controllers
The BMA maintains supervision over the controllers (as defined herein) of all Bermuda registered insurers. For so long as shares of SiriusPoint are listed on the NYSE or another recognized stock exchange, the Insurance Act requires that the BMA be notified in writing within 45 days of any person becoming, or ceasing to be, a controller.
A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller (as defined below); and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. All registered insurers are required to give written notice to the BMA of a change in controller(s) within 45 days of becoming aware of such change. The BMA may object to a controller and require the controller to reduce its shareholdings and direct, among other things, that voting rights attaching to the shares shall not be exercisable.
The definition of shareholder controller generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company, or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company, or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting.

In addition, all Bermuda insurers (and, in respect of the parent company of an insurance group) are required to give the BMA written notice of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to an insurer or the parent company of an insurance group includes a director, chief executive or senior executive performing the duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
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
Insurance Agent Reporting Requirements
The BMA’s Insurance Brokers and Insurance Agents Code of Conduct requires insurance agents to file an insurance agents return, which requires, among other matters, details around directors and officers of the insurance agent, services provided by the agent and details of the insurers for which the agent has been appointed. In addition, under the Insurance Act, insurance agents are required to notify the BMA of certain events, such as failure to comply with a condition imposed upon it by the BMA or the occurrence of a cyber reporting event.
Group Supervision
The BMA acts as the group supervisor for SiriusPoint and its subsidiaries (the "Regulatory Group") and has designated SiriusPoint Bermuda, a Class 4 licensed Bermuda-based reinsurance company, which is the most strictly regulated insurance classification, as the designated insurer for group supervisory and solvency purposes ("Designated Insurer"). As the Designated Insurer, SiriusPoint Bermuda is required to facilitate compliance by the Regulatory Group with group insurance solvency and supervision rules.
As group supervisor, the BMA performs a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the Regulatory Group; (iii) carrying out an assessment of the Regulatory Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the Regulatory Group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the Regulatory Group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
Group Solvency and Group Supervision
The current supervision and solvency rules (together, "Group Rules") apply to the Regulatory Group so long as the BMA remains SiriusPoint's group supervisor. Through the Group Rules, the BMA may take action that affects SiriusPoint. Under the Group Rules, the Regulatory Group is required to annually prepare and submit to the BMA group audited financial statements prepared in accordance with GAAP, group statutory financial statements, a group capital and solvency return, an annual group statutory financial return, a Group Solvency Self-Assessment ("GSSA"), and a financial condition report. The GSSA assesses the quality and quantity of the capital required to adequately cover the risks to which the insurance group is exposed. In particular, the GSSA should, among other things, include consideration of the relationship between risk management, the quality and quantity of capital resources, the impact of risk mitigation techniques and diversification and correlation effects between material risks; describe the Regulatory Group's risk appetite; be forward-looking; include appropriate stress and scenario testing and appropriately reflect all assets and liabilities, material off-balance sheet arrangements, material intra-group transactions, relevant managerial practices, systems and controls and a valuation basis that is aligned with the risk characteristics and business model of the group. The Regulatory Group is also required to maintain available statutory economic capital and surplus in an amount that is at least equal to or exceeds the value of its group ECR provided that the group ECR shall at all times be an amount equal to or exceeding the group minimum solvency margin. The BMA has established a group target capital level equal to 120% of group ECR. In addition, under the tiered capital requirements, all of the Regulatory Group's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. A minimum threshold of Tier 1 Capital and maximum thresholds of Tier 2 and Tier 3 Capital used to satisfy the Regulatory Group MSM and Regulatory Group ECR requirements are specified under the rules.
In addition, the Designated Insurer is required to file quarterly group financial returns for the Regulatory Group, ensure that the Regulatory Group appoints an individual approved by the BMA to be the group actuary who is qualified to provide an opinion on the insurance group‘s insurance technical provisions and an auditor approved by the BMA to audit the financial statements of the insurance group.
Group Governance
The Group Rules require the Board of Directors of SiriusPoint (the "Parent Board") to establish and effectively implement corporate governance policies and procedures, which must be periodically reviewed to ensure they continue to support the overall organizational strategy of the Regulatory Group. In particular, the Parent Board must:
•ensure that operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest;
•establish systems for identifying on a risk-sensitive basis those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals;
•establish a risk management and internal controls framework and ensure that it is assessed regularly and such assessment is reported to the Parent Board, the chief executive officer and senior executives;
•establish and maintain sound accounting and financial reporting procedures and practices for the Regulatory Group; and
•establish and keep under review group functions relating to actuarial, compliance, internal audit and risk management functions which must address certain specific requirements as set out in the Group Rules.
Economic Substance Act
In December 2018, the Economic Substance Act 2018 (the “ESA”) came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda that carries on as a business engaged in one or more “relevant activities” referred to in the ESA must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA and Economic Substance Regulations 2018) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.
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
Cyber Code and Reporting Events
In October 2020, the BMA issued the Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Code”) which applies to all registered insurers, insurance managers and intermediaries (e.g. agents, brokers, insurance market place providers). The Cyber Code establishes duties, requirements, standards, procedures and principles to be complied with in relation to operational cyber risk management and is designed to promote the stable and secure management of information technology systems of regulated entities. The Cyber Code defines a cyber reporting event as being any act that results in the unauthorized access to, disruption or misuse of the electronic systems or information stored on such systems of a licensed undertaking, including any breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information, where (i) a cyber reporting event has the likelihood of adversely impacting policyholders or clients; (ii) an insurer has reached a view that there is a likelihood that loss of its system availability will have an adverse impact on its insurance business; (iii) an insurer has reached the view that there is a likelihood that the integrity of its information or data has been compromised and may have an adverse impact on its insurance business; (iv) an insurer has become aware that there is a likelihood that there has been unauthorized access to its information systems whereby such would have an adverse impact on its insurance business; or (v) an event has occurred for which a notice is required to be provided to a regulatory body or governmental agency. Cyber reporting events are only reportable to the BMA where the event results in a significant adverse impact to the regulated entity’s operations, their policyholders or clients.
Certain Other Bermuda Law Considerations
All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Companies Act of 2000 stipulates its own solvency test for the declaration of dividends and distributions for segregated accounts, which takes into account the solvency of the segregated account in question, rather than the solvency of the company itself.
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, SiriusPoint may not participate in certain business transactions, including the carrying on of business of any kind in Bermuda, except in furtherance of its business carried on outside Bermuda or under license granted by the Minister of Finance. Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal informational privacy. In December 2016, PIPA sections relating generally to the establishment, staffing, funding, and general powers of the Privacy Commissioner came into force. In January 2020 a Privacy Commissioner was appointed. However, PIPA’s remaining provisions have not been fully implemented and regulations under PIPA have not been provided.
U.S. Insurance Regulation
State-Based Regulation
SiriusPoint’s U.S.-based insurance and reinsurance operating subsidiaries are subject to regulation and supervision in each of the states where they are domiciled and where they are licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, statutory deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, annual and other report filings and market conduct.
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries, and their respective domiciliary state regulators (the "Domiciliary States") are as follows:
•SiriusPoint America Insurance Company (New York State Department of Financial Services);
•Oakwood Insurance Company (Tennessee Department of Commerce and Insurance); and
•SiriusPoint Specialty Insurance Corporation (New Hampshire Insurance Department).
State Accreditation and Monitoring
All state insurance regulatory bodies with jurisdiction over SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are accredited by the National Association of Insurance Commissioners ("NAIC"). Accredited states generally follow the model laws developed by the NAIC. However, there are jurisdictional differences that require reference to each state's insurance laws. States have laws establishing the standards that an insurer must meet to maintain its license to write business. In addition, all states, including the Domiciliary States, have enacted laws substantially similar to the NAIC's risk-based capital ("RBC") standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from market and/or credit risk; and (iii) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. RBC reports are provided annually to state regulators as part of an insurer's financial reporting requirements. Insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. As of December 31, 2021, SiriusPoint's U.S. domiciled subsidiaries exceeded all required RBC regulatory thresholds.
The NAIC has a set of financial relationship tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention operating in their respective states. Insurance companies generally submit data annually to their domiciliary state regulator, which in turn analyzes the data using prescribed financial data ratios ("IRIS ratios"), each with defined "usual ranges". Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. None of SiriusPoint's U.S.-based (re)insurance subsidiaries is currently subject to regulatory scrutiny based on their respective IRIS ratios.
Many states have laws and regulations that limit an insurer's ability to exit a market. Some states also limit canceling or non-renewing certain policies for specific reasons. State insurance laws and regulations include numerous provisions governing marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally test and enforce these provisions through periodic market conduct examinations. These laws are applicable to certain types of primary insurance policies, but not applicable to reinsurance.
States have adopted laws modeled on the NAIC's Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA Model Act") to strengthen the ability of regulators to understand and regulate the risk-management practices of insurers and insurance groups. The ORSA Model Act requires insurers meeting premium thresholds to: (i) maintain a risk-management framework and (ii) annually submit a comprehensive report designed to assess the adequacy of an insurer's risk-management practices, including risks related to the insurer's future solvency position. Each of the Domiciliary States has substantially adopted the ORSA Model Act, and SiriusPoint's U.S.-based (re)insurance subsidiaries are in compliance with the ORSA Model Act as adopted by the Domiciliary States.
Holding Company Regulation
As a holding company, SiriusPoint is subject to the state insurance holding company statutes as well as certain other laws of each of the Domiciliary States. The insurance holding company statutes generally require an insurance holding company and insurers that are members of such holding company system to register with their domestic insurance regulators and to file certain reports with those authorities, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.
The NAIC's amended Insurance Holding Company System Regulatory Model Act (the "Amended Holding Company Model Act"), addresses the concept of "enterprise risk" within an insurance holding company system and provides enhanced authority for states to regulate insurers as well as their affiliated entities and imposed more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers for the purpose of protecting licensed companies from enterprise risk. The Amended Holding Company Model Act requires the ultimate controlling person in an insurer's holding company structure to identify and annually report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. Each of the Domiciliary States has substantially adopted the Amended Holding Company Model Act.
Acquisition of Control
Insurance holding company laws generally provide that no person or entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company's domiciliary state insurance regulator. Control is generally presumed to exist if any person acquires, directly or indirectly, 10% or more of the voting securities of an insurance company. This statutory presumption of control may be rebutted by showing that control does not exist in fact. Control may also be deemed to exist upon the possession of the power to direct or cause the direction of the management and policies of any person, whether through ownership of voting securities, by contract or otherwise.

To obtain approval of any acquisition of control, the proposed acquirer must file with the applicable insurance regulator an application disclosing, among other information, its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will affect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and other related matters. In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant's board of directors and executive officers, the acquirer's plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. Regulations pertaining to an acquisition of control of an insurance company may impact a person or entity's ability to acquire SiriusPoint, as well as SiriusPoint's ability to acquire an insurance company.
Guaranty Funds and Mandatory Shared Market Mechanisms
All states within the U.S. and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. SiriusPoint's U.S.-based insurance and reinsurance subsidiaries may be required to participate in guaranty funds to help pay the obligations of impaired, insolvent or failed insurance companies to their policyholders and claimants. Such participation generally includes an assessment based on the premiums written by the insurer in such state applicable to particular lines of business.
Pricing, Investments and Dividends
Nearly all states have insurance laws requiring licensed property and casualty insurance companies to file their rates, rules and policy or coverage forms with the state's regulatory authority. In most cases, such rates, rules and forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that rates are not excessive, unfairly discriminatory or used to engage in unfair price competition. The ability and timing of SiriusPoint's U.S.-based (re)insurance subsidiaries to increase rates are dependent upon the regulatory requirements in each state where policies are sold.
SiriusPoint's U.S.-based (re)insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that dictate the quality, quantity and general types of investments they may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. SiriusPoint's investment/finance units continually monitor portfolio composition to ensure compliance with the investment rules applicable to each (re)insurance subsidiary.
Under the insurance laws of the Domiciliary States, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Under the current law of the State of Tennessee, where Oakwood Insurance Company ("Oakwood") is domiciled, an insurer has the ability, without the prior approval of the regulatory authority and subject to the availability of earned surplus, to pay dividends or make distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of the insurer's surplus as regards policyholders as of the immediately preceding year end or (ii) the net income of the insurer (excluding realized capital gains) for the preceding twelve-month period ending as of the immediately preceding year end. Under the current law of the State of New York, where SiriusPoint America is domiciled, an insurer has the ability to pay dividends during any 12-month period without the prior approval of the regulatory authority in an amount set by a formula based on the lesser of adjusted net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to the regulatory authority, subject to the availability of earned surplus and subject to dividends paid in prior periods. Under the current law of New Hampshire, where SiriusPoint Specialty is domiciled, an insurer has the ability to pay dividends during any 12-month period without the prior approval of the regulatory authority in an amount set by formula based on the lesser of ten percent of such insurer's surplus as regards policyholders as of the December 31, next preceding; or the net income, not including realized capital gains, for the 12-month period ending December 31, next preceding. The insurance laws and regulations of the Domiciliary States also require that an insurer's surplus as regards policyholders following any dividend or distribution be reasonable in relation to such insurer's outstanding liabilities and adequate to meet its financial needs.
Based upon these formulas, as of December 31, 2021, SiriusPoint America has dividend capacity without prior approval of the applicable regulatory authority, while Oakwood and SiriusPoint Specialty do not have dividend capacity without prior approval of the applicable regulatory authorities.

U.S. Federal Regulation Affecting the Insurance Industry
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are not federally regulated, but they are impacted by other federal regulations targeted at the insurance and other industries. From time to time, federal measures are proposed that may significantly affect the insurance business, for example, the Terrorism Risk Insurance Act. The Terrorism Risk Insurance Act provides a federal backstop to all U.S.-based property and casualty insurers for insurance-related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign mission.
The federal government also has issued certain orders and regulations that require SiriusPoint’s U.S.-based (re)insurance subsidiaries to establish certain internal controls. Most significant of these regulations is the U.S. Treasury Department Office of Foreign Asset Control ("OFAC"). OFAC proscribes transactions with specially designated nationals ("SDNs") and blocked countries due to ties with matters such as terrorism, drugs and money laundering. Insurance and reinsurance transactions with SDNs and blocked countries are prohibited and violation can result in significant fines.
While the federal government does not directly regulate the insurance business, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") made sweeping changes to the regulation of financial services entities, products and markets.
The Dodd-Frank Act established the Federal Insurance Office ("FIO") within the Treasury Department to monitor the insurance industry and certain lines of business. The FIO is designed principally to exercise a monitoring and information-gathering role, rather than a regulatory role. The director of the FIO has submitted reports to Congress regarding (i) how to modernize and improve the system of insurance regulation in the U.S., (ii) the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010 and (iii) the global reinsurance market and the regulation of reinsurance. These activities could ultimately lead to changes in the regulation of certain insurers and reinsurers in the United States.
The Dodd-Frank Act also authorizes the FIO to assist the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the European Union signed a covered agreement (the "Covered Agreement") to address, among other things, reinsurance collateral requirements. U.S. state regulators have 60 months, or five years, to adopt reinsurance reforms removing reinsurance collateral requirements for European Union reinsurers that meet the Covered Agreement's prescribed minimum conditions or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Regulation ("Model Law and Regulation") which incorporate relevant provisions of the Covered Agreement. Individual states are now beginning a process of adopting the Model Law and Regulation. The reinsurance collateral provisions of the Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors are able to provide reinsurance to U.S. insurers.
Consumer Protection Laws and Privacy and Data Security Regulation
The NAIC has adopted an Insurance Data Security Model Law, which when adopted by the states, will require insurers and other related entities that are licensed under state insurance laws to comply with certain data and information security requirements, such as developing an information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain federal and state laws and regulations require financial institutions, including insurers, to protect the security and confidentiality of nonpublic personal information, including certain health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. State laws regulate use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain nonpublic personal information, including social security numbers.
Issues surrounding data security and the safeguarding of consumers' protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies' data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the New York State Department of Financial Services, and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees. For example, New York requires financial institutions, including certain of SiriusPoint's U.S.-based (re)insurance subsidiaries, to establish a cybersecurity program with specific technical safeguards and requirements regarding governance, incident planning, data management, system testing and regulator notification. In addition, the California Consumer Privacy Act of 2018, which took effect January 1, 2020, requires SiriusPoint to comply with obligations to identify and secure personal data, among other requirements.
SiriusPoint expects cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.
European Insurance Regulation
Businesses that carry out insurance activities in Europe are subject to extensive insurance laws and regulations, including prudential requirements and requirements relating to the manner in which insurance activities are conducted. These laws and regulations are generally designed to protect the interests of policyholders, consumers and claimants, rather than investors.
Prudential regulation and supervision focuses on authorization, ownership and control, resourcing and capital adequacy, risk identification and management, and sound governance. Conduct regulation focuses on the manner in which an insurer or insurance intermediary conducts itself in relation to its interactions with customers. Businesses carrying out insurance activities are primarily regulated and supervised by government authorities within their home jurisdictions.
The regulatory framework promulgated under the Solvency II Directive 2009/138/EC, Commission Delegated Regulation (EU) 2015/35, a number of Commission Implementing Technical Standards and the European Insurance and Occupational Pensions Authority ("EIOPA") Guidelines (the "Solvency II Regulation") for insurance business provides a single set of key prudential requirements that apply to insurance and reinsurance businesses operating within the European Economic Area ("EEA"). It imposes economic risk-based solvency requirements across all member states. The aim of the Solvency II Regulation is to ensure that insurance and reinsurance undertakings are financially sound and can withstand adverse events in order to protect policyholders and the stability of the financial system as a whole. It also aims at the creation of a single market for insurance in the EEA with consistent regulatory requirements and harmonized supervision. The Solvency II Regulation is categorized into three 'pillars', covering quantitative requirements, such as capital requirements designed to ensure that sufficient and appropriate assets are held to cover insurance liabilities and risk exposure (Pillar 1), qualitative requirements relating to governance and risk-management (Pillar 2), and transparency obligations requiring disclosure of extensive information to supervisors and to the public (Pillar 3).
The Solvency II Regulation requirements in respect of insurance groups include group solvency and capital requirements, group disclosure and supervisory reporting, and undertaking a group own risk and solvency assessment. The Bermuda commercial insurance regulatory regime has been approved by the European Commission as being Solvency II equivalent. Therefore, the Solvency II group requirements are capped at the highest European entity, Sirius Group International S.à r.l. Accordingly, the Swedish Financial Supervisory Authority (the "SFSA") is the group supervisor for the Solvency II group, and the BMA has been designated as the group supervisor for SiriusPoint and below.
In addition to the Solvency II Regulation, there are a number of pan-European rules and regulations in relation to the distribution of insurance in the EEA. The Insurance Distribution Directive (EU/2016/97) (the "IDD") was implemented in all EEA states by October 1, 2018. The IDD applies to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and intends to strengthen the regulatory regime applicable to distribution activities through increased transparency, information and conduct requirements.
The General Data Protection Regulation (EU 2016/679) ("GDPR") became effective on May 25, 2018. The GDPR is intended to harmonize data protection procedures and enforcement across the EU and achieve consistency with the system for ensuring privacy online and it is directly applicable to data controllers and data processors in all member states. Many of the provisions of the GDPR have a significant impact on data controllers and processors who are active within the EEA, and those who are located outside it, including SiriusPoint. The penalties for breach of GDPR and IDD are substantial.
Sweden Insurance Regulation
SiriusPoint International is subject to regulation and supervision by the SFSA. As Sweden is a member of the EU, the SFSA supervision of branches is recognized across all locations within the EU (apart from customer conduct that is regulated and supervised locally across the EU). The SFSA has broad supervisory and administrative powers over such matters as licenses, governance and internal control, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. Non-compliance can be sanctioned by warnings, fees or withdrawal of license.
The Solvency II Regulation is implemented in Sweden primarily through the Swedish Insurance Business Act (Sw. försäkringsrörelselag (2010:2043)) (the "IBA"), the measures set out in the Commission Delegated Regulation (EU) 2015/35 and the Commission Implementing Technical Standards and have direct effect in Sweden. The IBA, the Commission Delegated Regulation (EU) 2015/35 and the Commission Implementing Technical Standards constitute the main legal framework applicable to insurance business in Sweden. In addition, the SFSA and EIOPA issues regulations and general guidelines. Supplementary company law for most insurance companies is provided in the Swedish Companies Act (Sw. aktiebolagslagen (2005:551)).
Insurance companies are obliged to provide, on an ongoing basis, information about their financial status, and the SFSA may conduct on-site inspections and review the operations at any time. In addition to what is required under the Solvency II Regulation, Swedish insurance companies must conduct the business in accordance with "generally accepted insurance practices".
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
As of December 31, 2021, SiriusPoint International's Safety Reserve was SEK 6.1 billion, or $0.7 billion (based on the December 31, 2021 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($139.1 million based on the December 31, 2021 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 20.6%. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 20.6%, the additional tax expense is SEK 10.0 million, or $1.2 million for the year ended December 31, 2021 (based on the average 2021 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income over six years starting in tax year 2021, subject to tax at the applicable 20.6% rate. Based on this provision and SiriusPoint International's Safety Reserve balance as of January 1, 2021, SiriusPoint International has recorded a current tax liability of SEK 20.0 million, or $2.2 million (based on the December 31, 2021 SEK to USD exchange rate) and an additional deferred tax liability as of December 31, 2021 in the amount of SEK 99.9 million, or $11.0 million (based on the December 31, 2021 SEK to USD exchange rate).
Change of Control
The acquisition of a "qualifying holding" directly or indirectly in SiriusPoint International requires approval from the SFSA prior to completion. "Qualifying holding" means:
•a direct or indirect ownership in an undertaking, where the holding represents 10% or more of the equity capital or of all voting participating interests; or
•the ability to exercise a significant influence over the management of the undertaking (e.g. possible shareholder agreements which might have an impact on the influence over the undertaking)

In addition, approval from the SFSA must be obtained when the holding is increased so that the holding represents or exceeds 20%, 30% or 50% of the equity capital or of all voting participating interests, or when the company becomes a subsidiary. The same is valid if there is a decrease. When certain persons or companies act in concert, their holdings are aggregated to determine whether such persons or companies acquire a qualifying holding or cross any relevant threshold.
The SFSA assesses the suitability of the acquirer and will generally grant authorization if, among other things, the acquisition is found to be financially sound. The SFSA will also assess the acquirer's reputation, financial standing and possible links to money laundering and financing of terrorism. The ownership assessment also encompasses a suitability assessment of the management of all legal persons' acquiring a qualifying holding in Sirius International.
United Kingdom Insurance Regulation
The financial services industry in the United Kingdom is currently dual-regulated by the Financial Conduct Authority (the "FCA") and the Prudential Regulation Authority (the "PRA") (collectively, the "U.K. Regulators"). Prudential regulation and supervision of insurance undertakings is carried out by the PRA and the regulation and supervision of conduct matters is carried out by the FCA. All insurers and Lloyd's managing agents are regulated by both the PRA and the FCA, while businesses that only carry on insurance intermediary activities are solely regulated by the FCA for both prudential and conduct matters. The Financial Policy Committee (which is within the Bank of England) is responsible for the overall prudential regulation of the financial services industry.
There remains some considerable uncertainty as to the legal and regulatory landscape that will exist in respect of the U.K. insurance regulatory regime and the future approach U.K. legislation and regulation may take following the U.K.'s transition from the EU in 2020 and as to the terms and embedding of the transitional agreement.
SiriusPoint's U.K.-based authorized insurance subsidiaries are as follows:
•Sirius International Managing Agency Limited, a Lloyd's managing agent that is dual-regulated by the PRA and FCA and supervised by Lloyd's; and
•A La Carte Healthcare Limited and IMG Europe Limited, both insurance intermediaries regulated by the FCA.
SiriusPoint International Insurance Corporation (publ) has been operating in the U.K. under an EEA branch passporting license and has applied to the PRA to transform the branch to a third country insurance branch. A third country insurance branch is a branch of an insurer operating, but not headquartered, in the United Kingdom that is not able to benefit from passporting rights. SiriusPoint International Insurance Corporation (publ) is operating under the Temporary Permissions Regime until approval to transform the branch to a third country insurance branch has been granted. Approval from the PRA to operate the third country insurance branch is expected by the end of the first quarter of 2022. SiriusPoint International Insurance Corporation (publ) is also supporting the 1945 Syndicate through Sirius International Corporate Member, a corporate member of Lloyd's.
PRA and FCA regulation
The primary statutory objectives of the PRA in relation to its supervision of insurers are (i) to promote their safety and soundness; and (ii) to contribute to the securing of an appropriate degree of protection for policyholders or those who may become policyholders. As conduct regulator, the FCA also acts to protect policyholders but the FCA's focus is to ensure that consumers are treated fairly when dealing with insurers and insurance intermediaries while the PRA's focus is to ensure that policyholders have appropriate protection in respect of the cover for the risks that they are insured against.
The U.K. Regulators have extensive powers to intervene in the affairs of the insurance businesses that they regulate and to monitor compliance with their objectives, including amending (including by imposing limitations on) or withdrawing a firm's authorization, prohibiting individuals from carrying on regulated activities, suspending firms or individuals from undertaking regulated activities and fining or requiring compensation from firms and individuals who breach their rules.
Businesses carrying out insurance activities in the U.K. must not only comply with the PRA's requirements (as set out in the PRA Rulebook) and the FCA's requirements (as set out in the FCA Handbook) but also a wide range of U.K. insurance legislation. The most notable of such legislation is the Financial Services and Markets Act 2000 ("FSMA"), which includes the requirements for becoming authorized to carry out regulated insurance activities, regulated and prohibited activities of an insurance company, the approval process for the acquisition or disposal of control of insurance companies, rules on financial promotions, transfers of insurance portfolios and market abuse provisions. This is complemented by a range of statutory instruments on certain subjects, for example the authorization or exemption process. In addition, U.K. companies carrying out insurance activities must comply with general legislation, such as the U.K. Companies Act 2006.
Lloyd's regulation
As well as regulating insurers and insurance intermediaries, the U.K. Regulators also regulate Lloyd's. The U.K. Regulators and Lloyd's have common objectives in ensuring that the Lloyd's market is appropriately regulated. Lloyd's is required to implement certain rules prescribed by the U.K. Regulators by the powers it has under the Lloyd's Act of 1982 ("Lloyd's Act") relating to the operation of the Lloyd's market. In addition, each year the U.K. Regulators require Lloyd's to satisfy an annual solvency test that measures whether Lloyd's has sufficient assets in the aggregate to meet all the outstanding liabilities of its members. The PRA and the FCA can give directions to Lloyd's in order to advance their statutory objectives.
The governing body of the Lloyd's market is the Council of Lloyd's (the "Council"). The Council is responsible for the supervision and management of the Lloyd's market and it has the power to regulate and direct the business of the market. The Lloyd's Act, bylaws, requirements made under bylaws, minimum standards (which in 2022 will be transitioned to minimum required ‘Principles’), guidance, codes of conduct and bulletins issued by or under the authority of the Council together contain the powers and requirements that apply in respect of businesses operating in the Lloyd's market. In addition, Lloyd's prescribes, in respect of its managing agents and corporate and individual members ("Members"), certain minimum standards (which in 2022 will be transitioned to minimum required ‘Principles’) relating to their management and control, financial resources and various other requirements. In addition, as dual-regulated firms, managing agents must comply with the relevant parts of the PRA Rulebook and the FCA Handbook (including FCA capital resources requirements). SiriusPoint participates in the Lloyd's market through the 100% ownership of Sirius International Corporate Member, which is the sole member of Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and is managed by another wholly-owned subsidiary within SiriusPoint, Sirius International Managing Agency. Lloyd's approved net capacity for Syndicate 1945 in 2022 is £89.0 million, or approximately $120.3 million (based on the December 31, 2021 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (gross premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
Sirius International Corporate Member, as a Member of Lloyds, is required to contribute 0.35% of Syndicate 1945's premium income limit for each year of account to the Lloyd's Central Fund ("Central Fund"). If a Member is unable to pay its obligations to policyholders, such obligations may be payable by the Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it may levy premiums on current Members. The Council of Lloyd's has discretion to call upon up to 3% of a Member's underwriting capacity in any one year as a Central Fund contribution.
The underwriting capacity of a Member must be supported by providing a deposit in the form of cash, securities, letters of credit or guarantees ("Funds at Lloyd's") in an amount to be determined pursuant to the Members' capital requirements set by Lloyd's.
The amounts of capital required by Lloyd's to be maintained in the form of Funds at Lloyd's to support the activities of the Members of a syndicate is determined by a combination of the managing agent's assessment of capital requirements for the syndicate, and review and challenge by Lloyd's. The managing agent's assessment of capital requirements for the syndicate determines its view of the Solvency Capital Requirement ("SCR"); this represents the capital needed to support the syndicate, based on modeling individual syndicate robustness against the risk environment in which the syndicate operates. Lloyd's may or may not approve the level of SCR as submitted by the managing agent and has the authority to require the SCR to be increased. The approved or amended SCR is then uplifted by an economic capital margin (currently a flat 35% for all syndicates) to produce an amount of syndicate capital known as the economic capital assessment ("ECA"). The level of the ECA is set to ensure that Lloyd's overall aggregate capital is maintained at a level necessary to retain its desired rating, as well as to meet the requirements of the U.K. Regulators. Any failure to comply with these requirements may affect the amount of business which the syndicate may underwrite and/or could result in sanctions being imposed by Lloyd's and/or the U.K. Regulators. The process and the method by which the required capital is calculated may alter from year to year and may affect the level of participation of Members in a particular syndicate.
In addition to a Member's Funds at Lloyd's, at a syndicate level insurance premiums are held in a premium trust fund for the benefit of policyholders whose contracts are underwritten by the syndicate and these funds are the first resources used to pay claims made by policyholders of that syndicate.
Lloyd's has wide discretionary powers to regulate a Member's underwriting. All syndicates at Lloyd's must also submit their business plans to Lloyd's for approval and amendments or restrictions may be applied to proposed business plans or, in extreme circumstances, approval may be refused which would lead to that syndicate ceasing to underwrite for the following year of account.
Change of Control
The change of control requirements in the U.K. are similar to the Swedish regulatory requirements. Prior regulatory consent is required before a person (alone or together with any associates) can acquire direct or indirect control over a U.K. authorized firm. The change of control requirements apply whether such change of control results from an external acquisition or an internal restructuring resulting in a new controller. For U.K. authorized insurance intermediaries, the control threshold percentages are amended such that there is a single 20% threshold where prior regulatory consent is required. In relation to the acquisition or increase of direct or indirect control over a Lloyd's managing agent or Lloyd's corporate member, such as Sirius International Managing Agency Limited and Sirius International Corporate Member Limited respectively, prior approval is also required from Lloyd's. Prior approval is also required where a person (together with any associates) increases its holding of shares or voting power from (i) less than 20% to 20% or more, (ii) less than 30% to 30% or more, and (iii) less than 50% to 50% or more.
Human Capital
We are a results-driven company dedicated to developing and strengthening our current and future talent pipelines through talent reviews, succession planning, and the evaluation of emerging leaders. In 2021, we established rigor and discipline in evaluating our top talent, focusing on identifying successors to our top three layers of the organization. Additionally, we were able to identify our pipeline of emerging leaders across the organization.
As of December 31, 2021, we had 1,032 employees across 11 countries, of which 60% are in North America, 37% in Europe and 3% in Asia. Our workforce is gender diverse, comprised of 57% women and 43% men.
In order to continue to design innovative experiences, compete and succeed in a highly competitive and rapidly evolving marketplace, we must continue to attract and retain the right talent mix. As part of these efforts, we strive to offer a competitive compensation and benefits program. Most importantly, our overarching goal is to deliver return for stakeholders and foster an entrepreneurial community where everyone is included and empowered to be their best selves and do their best work.
Company Culture
At SiriusPoint, our mission is to be an innovative partner, that creates value and positively impacts a changing world, by combining data, creative thinking, and underwriting skill and discipline, to build a sustainable business for our employees, customers and communities. Our employees and our workplace culture are core to this ambition, grounded in the belief that “we achieve more together”. We strive to be a diverse, inclusive and accessible organization in which all employees are encouraged to bring their full selves to work, contribute to their fullest capability, and are empowered to create and innovate. We are guided by a shared objective to be the most trusted and valued business partner, who operates with integrity, speed and agility, underpinned by a relentless focus on continuous improvement and execution.
Workforce Compensation
We provide an attractive benefits package to support employees’ health, well-being, and overall development and continually revisit and evolve this package to better address the needs of our workforce. Benefits vary by subsidiaries but include variable incentive compensation plans, comprehensive medical insurance coverage, financial and health wellness programs, and flexible work schedules.
Career Development
We place a high priority on professional development, enabling our employees to expand their skills and capabilities. Our current offerings are segmented by subsidiaries. For example – there are platforms that offer individuals learning and development through a library of on-demand learning options and immersive learning experiences. In addition, we provide tuition and certification reimbursement programs to encourage employees to enhance their education, skills and knowledge. We continuously assess our leaning and development platform to identify and provide the best programs for our employees.
Our leadership team places significant importance and attention on cultivating and developing internal talent and attracting external talent where internal talent does not have the suitable skills required. Accordingly, we review our talent development and succession plans for critical roles within each of our business segments and functions bi-annually, in order to identify and develop a pipeline of emerging talent for positions at all levels of the organization.
Health and Safety
We are committed to the overall well-being of our employees. We recognize the stress and impact COVID-19 has had on our workforce, and we implemented country and local directives to address public health and safety measures in the workplace. We rely on country and local authorities to provide guidance in developing our policies and procedures to minimize the spread of the virus, such as establishing remote and hybrid work arrangements, the use of personal protective equipment, safety protocols, business travel restrictions, and best practices for returning to the workplace.
We provide employees with mental health support and resources through the delivery of global and local wellness initiatives and the Employee Assistance Program (EAP), which provides counseling and mental health resources for employees and their families. Our Executive Leadership Team receives regular updates as to our safety and wellness initiatives and is committed to supporting our efforts in keeping our employees safe. We continue to monitor the pandemic, making adjustments as necessary to support employees and the running of the business.
Diversity, Equity, Inclusion and Belonging
We value and support the unique voices, backgrounds, lifestyles, and contributions of a diverse global employee base that contributes to our culture every day. Diversity, Equity, Inclusion and Belonging (“DEI&B”) is imperative to our success.
We are building an environment that embeds DEI&B into everything we do and enables us to unlock critical drivers of equality, innovation and success. We want everyone to be included, valued, respected and supported to unleash their full potential by bringing their whole self to work.
Our 2021 foundational DEI&B work led to the development of key initiatives that will launch in early 2022, including the establishment of our Executive Diversity Council, three Employee Resource Groups, and an Early Careers Program. We are committed to these and other initiatives that help us to attract and retain diverse and inclusive talent around the globe.
Available Information
SiriusPoint files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the “Investor Relations” portion of our Internet website (www.siriuspt.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. We also make available, free of charge from our website, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Investment Committee Charter and Board of Directors Communications Policy. Such information is available to print for any shareholder who sends a request to SiriusPoint Ltd., Attn: Office of the Corporate Secretary, Point Building, 3 Waterloo Lane, Pembroke, Bermuda, HM 08. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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

Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows and results of operations that you should consider before making a decision to invest in our common shares. These risks include, but are not limited to, the following:
•Strategic Risks. Strategic risks include failure to execute on our strategy of improving underwriting performance and transforming our business, including changing the mix of business between insurance and reinsurance; and risks arising from any strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures or entry into new lines of business.
•COVID-19 & Other Catastrophe Risks. COVID-19 and other catastrophe risks include the impact of the COVID-19 pandemic or other unpredictable catastrophic events, such as natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather, on various lines of our business, including predominantly our property catastrophe excess line of business, and also our aviation, casualty, contingency, credit and accident and health (including trip cancellation) businesses.
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
•Market, Credit and Liquidity Risks. Market, credit and liquidity risks include risks related to the performance of financial markets, impact of inflation, foreign currency fluctuations, economic and political conditions, inability to raise the funds necessary to pay the principal of or interest on our outstanding debt obligations and a downgrade or withdrawal of our financial ratings.
•Competition Risks. Competition risks include risks related to our ability to compete successfully in the (re)insurance market and the effect of consolidation in the (re)insurance industry.
•Cyber Risks. Cyber risks include risks related to technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers.
•Climate Change Risks. Climate change risks include risks such as increased severity and frequency of weather-related natural disasters and catastrophes and increased coastal flooding in many geographic areas.
•Operational Risks. Operational risks include risks related to retention of key employees; effects of potential labor disruptions due to COVID-19 or otherwise; and internal control deficiencies.
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
•Investment Risks. Investment risks include reduced returns or losses in SiriusPoint’s investment portfolio; our concentrated exposure in funds and accounts managed by Third Point LLC, whose investment strategy may bear substantial investment risks; our lack of control over our third party asset managers, who invest and manage our capital accounts, limitations on our ability to withdraw our capital accounts and conflicts of interest among various members of Third Point Advisors LLC (“TP GP”), Third Point LLC and SiriusPoint.
•Taxation Risks. Taxation risks include risks related to SiriusPoint and its non-U.S. subsidiaries’ potential exposure to income and withholding taxes, and its significant deferred tax assets, which could become devalued if either SiriusPoint does not generate future taxable income or applicable corporate tax rates are reduced.
•Other risks Other risk and uncertainties listed in this Annual Report and any subsequent reports filed with the SEC.

Risks Relating to Our Business
We may not successfully implement our strategic transformation or fully realize the anticipated benefits from the transformation.
Since our merger with Sirius Group, we have undertaken a transformation strategy focusing on (i) reducing the volatility of our reinsurance business, (ii) growing our Insurance & Services segment and (iii) shifting the mix of our investment portfolio into lower risk, less volatile assets. As part of this transformation, we are transitioning away from being primarily a reinsurance company to one focused on insurance and services. Among other things, this transformation includes a plan to reshape our reinsurance book and drive future growth in insurance and services through incubation of, and partnerships with, MGA and technology companies that provide access to unique, specialty primary insurance businesses. See the “Business - Strategy” section of this Annual Report for additional information regarding our strategic objectives and the related reorganization. Our ability to achieve our strategic transformation is subject to a number of risks, including:
•We may experience lower premium growth from our reinsurance business as we reshape our reinsurance book, which may not be offset by increased premiums in our Insurance & Services business or appreciation of our Strategic Investments in the near term or at all.
•We may be unable to source, negotiate and complete transactions with MGAs to sustain our growth on attractive terms or at all.
•We may be unsuccessful in recruiting and retaining the talent required to operate and grow our Insurance & Services business as we face competition for such talent from larger or more well-established companies with a stronger brand association and greater resources.
•We may experience departure of senior employees with historical institutional knowledge which may be disruptive to, or cause uncertainty in, our business. The failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder our strategic execution.
•Our profitability and share price may be impacted by the increase in operating expenses and/or loss of premium growth from the reinsurance business as the changes we make to our business take time to implement.
•The transformation may require significant management time and effort and may divert attention from our core existing operations.
We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits of this transformation, including the anticipated levels of cost savings and efficiencies, within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives, or execute successfully on our transformation strategy, in the expected timeframes or at all. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.
The COVID-19 pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on SiriusPoint’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.
We are closely monitoring the developments relating to the COVID-19 pandemic, including actions taken or recommended by governments and other authorities to reduce the spread of the virus, and are continually assessing its impact on our business and the insurance and reinsurance sectors. The outbreak of COVID-19 resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, social distancing recommendations, mask and vaccine mandates and business closures. These measures have impacted and may continue to impact our workforce and operations and the operations of our insurance and reinsurance counterparties. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist particularly as new variants emerge. The future impact of the pandemic on us is highly uncertain and cannot be predicted, but it could have a material adverse impact on the future results of operations, financial position and/or liquidity of SiriusPoint. The extent of the impact will depend on future developments, including actions taken to limit the spread of COVID-19 and the uncertain impact of potential judicial, legislative and regulatory actions by local, state and national governmental and regulatory bodies. Risks presented by the ongoing effects of COVID-19 include the following:
• Gross Written Premiums. COVID-19 has had a negative impact on general economic activity which has, in turn, negatively impacted the premium volumes of certain of our business lines. SiriusPoint has experienced and may continue to experience lower gross written premiums for travel medical and trip cancellation insurance. The degree of the continued impact will depend on the extent and duration of the economic contraction, and may result in a sustained increase in our underwriting expense ratio.
• Increased Risk of Loss. SiriusPoint has experienced, and may continue to experience, an increased risk of loss in certain lines of business, including contingency, travel, accident and health, workers’ compensation, credit, casualty and its property (re)insurance. Property (re)insurance claims have a high degree of uncertainty due to differences in contract interpretations and disruptions in the global supply chains. As a reinsurer of primary insurance carriers, certain primary insurance carriers may seek to expand reinsurance coverage beyond the intent of the originally agreed terms to cover COVID-19 losses. While we do not view our cedents’ interpretation of these coverage issues as warranted, should our cedents be successful in expanding coverage through arbitration or litigation, it could expose SiriusPoint to additional losses in excess of current loss reserves. SiriusPoint may also experience elevated frequency and severity in its workers’ compensation lines related to compensable claims by workers who have suffered from injury or illness in the course of their employment. SiriusPoint has experienced, and may continue to experience, risk of loss in its casualty business, including professional liability treaties that cover health care, hospitals, long term care providers and directors and officers. SiriusPoint has experienced, and may continue to experience, losses resulting from mortality, increased medical expenses, and trip cancellation in its accident and health portfolio. SiriusPoint has experienced, and may continue to experience, losses in its contingency portfolio. The economic volatility may also lead to increased losses within the credit and mortgage portfolio, and there may be additional future losses from COVID-19 which have not yet been reflected in SiriusPoint’s estimates, if loss emergence varies from our current expectations. For further discussion of the risks and exposure related to unpredictable catastrophic events, such as the COVID-19 pandemic, see "Risks Relating to Our Business—We are exposed to unpredictable catastrophic events that have adversely affected our results of operations and financial condition." The anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the estimation of claim and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways. The disruption to court systems may have an impact on the timing and amounts of claims settlements. As a result, our estimated level of claims and claim adjustment expense reserves may change materially.
• Investments. Volatility in global financial markets resulting from the COVID-19 pandemic may adversely impact the value of our investment portfolio and our Strategic Investments. While the short-term economic impact of COVID-19 has been partially offset by intervention taken by the governments and monetary authorities, and the spread of the pandemic is being mitigated, to varying degrees, by the continued vaccination progress and various targeted governmental measures, it remains difficult to project the trajectory of the COVID-19 pandemic or estimate its potential long-term financial impacts to our investment portfolio. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, travel, lodging and leisure, autos, airlines and retail. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. These deficits may be exacerbated by the costs of responding to COVID-19 and reduced tax revenues due to adverse economic conditions. Our investment portfolio also includes residential mortgage-backed securities, commercial mortgage-backed securities and other real estate exposures, all of which could be adversely impacted by declines in real estate valuations, reduced consumer spending and/or financial market disruption, including a heightened default risk on the underlying mortgages and on rent receivables. There is also the potential for longer term trends or their acceleration such as working from home and online shopping that may adversely impact certain elements of our investment portfolio, such as commercial real estate. A significant portion of our investment portfolio has material equity exposures, which may be adversely impacted by deteriorating economic and financial conditions; and future disruptions to global financial markets due to the continuing impact of COVID-19 could result in additional net realized investment losses. For further discussion of the risks related to the Company’s investment portfolio, see “Risks Relating to Our Investment Strategy.”
• Inflation. Changes in economic conditions, supply chain disruptions due to the COVID-19 pandemic and steps taken by the federal government and the Federal Reserve in response to COVID-19 have led to higher inflation, which has led and may continue to lead to an increase in our loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that require a relatively longer period of time to finalize and settle claims for a given year, and are therefore more inflation sensitive. Inflation has also adversely impacted our general and administrative expenses, including increased labor costs. Changes in interest rates caused by inflation affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. An increase in interest rates reduces the market value of existing fixed maturity investments, thereby negatively impacting our book value. For further discussion of the risks related to inflation, see “Risks Relating to Our Business—We may be adversely impacted by inflation.”

• Ratings Downgrades. Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Rating agencies periodically evaluate SiriusPoint to confirm that it continues to meet the criteria of the ratings previously assigned to SiriusPoint. If the rating agencies determine that SiriusPoint's operating performance has further deteriorated as a result of the COVID-19 pandemic, they could downgrade or withdraw SiriusPoint's financial strength ratings which could have a material adverse effect on our results of operations, financial position and/or liquidity. For additional discussion on how a ratings downgrade can impact SiriusPoint, see “Risks Relating to Our Business—We are reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on our business, prospects, financial condition and results from operations.”
• Counterparty Credit Risk and Retrocessional Arrangements. A prolonged economic downturn due to the COVID-19 pandemic would increase our credit risk, reflecting our counterparty dealings with agents, brokers, customers and retrocessionaires. Certain of our policyholders and intermediaries, including reinsurance and retrocession counterparties, may not pay amounts owed to us due to insolvency or other reasons. Insolvency, liquidity problems, distressed financial condition due to the impact of the COVID-19 pandemic or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts, or actions by our regulators, may not permit us to cancel our policies even though we have not received payment. We may further decide (or be obliged by regulation) to refund premiums already paid where it is judged that the COVID-19 pandemic has reduced the customer need for coverage. The COVID-19 pandemic could impact our ability to obtain reinsurance and retrocessional arrangements on favorable terms, which could limit the amount of business we are willing to write or reduce our reinsurance protection for large loss events. For a further discussion, see “Risks Relating to Our Business—The involvement of reinsurance brokers subjects us to their credit risk and the inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.”
• Potential Adverse Judicial, Legislative and/or Regulatory Action. Like many reinsurers and insurers, we have exposure to losses from COVID-19-related claims, primarily in our property and contingency businesses. Whether the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. However, certain domestic and international governmental authorities and regulatory bodies have proposed to take actions to address and contain the impact of the COVID-19 pandemic that may adversely affect SiriusPoint. For example, we could be subject to government and/or regulatory action that may seek to retroactively mandate coverage for losses which our (re)insurance policies were not designed or priced to cover. Currently, in some countries there is proposed legislation, governmental actions and courts cases that may require (re)insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Should such proposed regulations, legislation or governmental actions be implemented or should we be bound by the holdings in such court cases, our (re)insurance contracts may be interpreted to provide coverage for these business interruption losses, notwithstanding the fact that such losses fall outside of the terms and conditions of the underlying contracts. Moreover, increasing litigation, broader definitions of liability, more plaintiff-friendly legal decisions, and larger compensatory jury awards may result in increased losses. These and other future judicial, legislative or regulatory actions could have a material adverse impact on our results of operations, financial position and/or liquidity and make it difficult to predict the total amount of losses we could incur as a result of the COVID-19 pandemic. In addition, a number of states in the United States have instituted, and others are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including SiriusPoint’s ability to cancel policies or SiriusPoint’s right to collect premiums. Following payments of business interruption losses to its insureds, insurance companies are expected to seek cover from the reinsurance market. In the United States, at least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions. For a further discussion, see “Risks Relating to Our Business—The effect of emerging claim and coverage issues on our business is uncertain and as a result, we may suffer losses from unfavorable outcomes from litigation and other legal proceedings.”
• Operational Disruptions and Heightened Cybersecurity Risks. SiriusPoint’s operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or third-party providers are unable to continue to work because of illness, death, government directives or otherwise. Further, limitation on travel and social distancing requirements implemented in response to the COVID-19 pandemic may challenge our ability to maintain our business relationships with our current clients and develop new client relationships and business, which may impact our ability to write new insurance or reinsurance business and market our products and services as anticipated prior to the COVID-19 pandemic. In addition, the interruption of our, or third party, system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. While our employees have started to return to the office, many are still working remotely. As a result of these remote working arrangements, we face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. Continued remote work arrangements could strain our business continuity plans and could negatively affect our internal control over financial reporting and oversight over our employees. As a result, new processes, procedures and controls could be and have been required to respond to changes in our business environment. For a further discussion, see “Risks Relating to Our Business—Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.”
• Reputational Damage. We could experience reputational damage resulting from our denial of coverage for losses which our (re)insurance policies were not designed or priced to cover, potential claims disputes and underwriting renewal actions that we may take in connection with the management of potential COVID-19 pandemic losses. For a further discussion, see “Risks Relating to our Business—The COVID-19 pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on SiriusPoint’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted—Potential Adverse Judicial, Legislative and/or Regulatory Action.”
• Tax Liabilities. Our companies that are treated as foreign corporations for U.S. federal income tax purposes have historically intended to operate in a manner that will not cause them to be subject to current U.S. federal income taxation on their net income. Travel restrictions arising as a result of the COVID-19 pandemic, however, limit the ability of certain directors, management and other personnel to be present outside the U.S. and conduct in person business in Bermuda. While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated as a result of such restrictions or that our current tax position is not challenged.
The COVID-19 pandemic caused a global recession and the sustainability of the economic recovery observed in 2021 remains unclear. The COVID-19 pandemic has also significantly increased economic and demand uncertainty, created disruptions in global supply chains, has caused inflationary pressure in the U.S. and elsewhere, and has led to disruption and volatility in the global capital markets. Due to the evolving and uncertain nature of the COVID-19 pandemic, we cannot estimate its ultimate impact at this time. The events described above have had and may continue to have an adverse effect on our results of operations, financial position and/ or liquidity. Moreover, the potential effects of the COVID-19 pandemic could exacerbate the impacts of many other risk factors that we identify in these “Risk Factors,” including, but not limited to, risks that can impact SiriusPoint as a result of an economic downturn; potential litigation claims brought against the Company; further losses from reduction in travel, event cancellations in our contingency portfolio and other coverages from our reinsurance and insurance contracts; and impairment of intangible assets and potential valuation allowances on deferred tax assets. As the COVID-19 pandemic is continuously evolving, the potential impacts to the risks related to our business that are described herein remains uncertain, and new and potentially unforeseen risks beyond those described above may emerge. Even after the COVID-19 pandemic subsides, the U.S. and world economies may experience a prolonged economic recession and/or persistent inflation, in which event our results of operations, financial position and/or liquidity may be materially and adversely affected.
We may not be able to integrate Sirius Group successfully, and the anticipated benefits of combining with Sirius Group may not be realized in part or at all.
The successful integration of Sirius Group’s business and operations into those of Third Point Re and our ability to realize the expected cost synergies and other benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, among other things:
•    Our ability to complete the timely integration of organizations, operations, systems, and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel;
•    Our ability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the two companies;
•    Our ability to establish and maintain integrated risk management systems, underwriting methodologies and controls, the failure of which could give rise to excess accumulation or aggregation of risks, underreporting or underrepresentation of exposures or other adverse consequences;
•    Our ability to create and enforce uniform financial, compliance and operating controls, procedures, policies and information systems;

•Our ability to manage our digital transformation and upgrade of our legacy information technology, the failure of which could give rise to significant interruptions to our business operations and impact our ability to appropriately manage our relationships with our clients, oversee our risk exposure, communicate effectively or other adverse consequences; and
•    Our ability to preserve customer and other important relationships of both companies and resolve potential conflicts that may arise.
We may not realize the anticipated cost synergies and other benefits of the Sirius Group acquisition. In addition, given the size and significance of the acquisition, we could encounter difficulties in the integration of the operations of the business. Any failure to successfully integrate the operations of the business or to realize the full benefits and synergies of the acquisition could adversely impact our business, results of operations and financial condition.
SiriusPoint may incur increased operating expenses and losses in the future.
SiriusPoint expects to incur increased operating expenses related to its IT transformation plan and strategic growth initiatives, including those initiatives related to the enhancement of its specialty reinsurance platform and a primary insurance platform to support its business. If revenue fails to grow at anticipated rates, or if operating costs rise without a commensurate increase in revenue, then the imbalance between revenue and operating expenses will negatively impact SiriusPoint’s ability to achieve profitability in the future. A lack of profitability could in turn adversely affect the price of SiriusPoint’s common shares and liquidity.
Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
The performance of our (re)insurance operations and our investment income fluctuate from period to period. Fluctuations result from a variety of factors, including:
•the performance of our investment portfolio;
•reinsurance contract pricing;
•our assessment of the quality of available (re)insurance opportunities;
•the volume and mix of (re)insurance products we underwrite;
•seasonality of the (re)insurance businesses;
•loss experience on our (re)insurance liabilities;
•low frequency and high severity loss events;
•competitiveness in relevant (re)insurance markets; and
•our ability to assess and integrate our risk management strategy effectively.
In particular, we seek to underwrite products and make investments to achieve a favorable return on equity over the long term. In addition, our opportunistic strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period. More specifically, as we continue to review our (re)insurance underwriting portfolio, we may not renew prior business that that we believe may be inconsistent with our strategic plan or risk appetite or we believe will not generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects as we continue to work through our underwriting portfolio to de-risk it.
Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.
Our business depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, and personally identifiable information and protected health information belonging to employees, customers, claimants and business partners. We implement and maintain reasonable security processes, practices and procedures appropriate to the nature of the information we hold, and we rely on sophisticated commercial control technologies to maintain security and confidentiality of our systems. Nevertheless, our systems may be vulnerable to a variety of forms of unauthorized access, including hackers, computer viruses, and cyber-attacks from individual or state actors, as well as breaches that result from employee error or malfeasance or lost or stolen computer devices. For example, in January 2020, IMG experienced a cybersecurity incident and initiated a disaster recovery plan which resulted in an interruption of business. While the cybersecurity incident disrupted IMG’s operations, the cybersecurity incident did not result in a material disruption to our systems or result in any material costs.

Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange. We have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. Like all companies, our information technology systems are vulnerable to interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, terrorist attacks and general technology failures.
We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such measures, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.
It is possible that insurance policies we have in place with third parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. In addition, in the ordinary course of our business we process personal information and personal health information in connection with claims made under our accident and health business, as well as other business lines. A misuse or mishandling of personal information being sent to or received from an employee, client or other third party could damage our business or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions which would not be covered by insurance. Although we attempt to protect this personal information, and have implemented privacy procedures and training programs to mitigate the risk of a privacy breach, we may be unable to protect personal information in all cases. As a result, we could be held responsible for violations of global data privacy laws, such as the General Data Protection Regulation, for our failure, or the failure on the part of our third party vendors or agents, to securely process, store or transmit such personal information. The potential consequences of a material privacy incident include reputational damage, litigation with third parties and remediation costs, which in turn could have a material adverse effect on our results of operations.
The cybersecurity regulatory environment is evolving, and we expect the costs of complying with new or developing regulatory requirements will increase. In addition, as our operations expand to other jurisdictions, we will be required to comply with cybersecurity laws in those jurisdictions, which will further increase our cost of compliance.
Competitors with greater resources may make it difficult for us to effectively market our products.
The (re)insurance industry is highly competitive. We compete with major (re)insurers, which vary according to the individual market and situation, many of which have substantially greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. Lloyd's Syndicate 1945, the Lloyd's syndicate that we sponsor and that is managed through Syndicate 1945, also competes with other Lloyd's syndicates and London market companies. Competition in the types of business that we underwrite is based on many factors, including:
•price of (re)insurance coverage;
•    the general reputation and perceived financial strength of the reinsurer;
•    ratings assigned by independent rating agencies;
•    relationships with (re)insurance brokers;
•    terms and conditions of products offered;
•    speed of claims payment; and
•    the experience and reputation of the members of our underwriting team in the particular lines of (re)insurance we seek to underwrite.
We cannot assure you that we will be able to compete successfully in the (re)insurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we are deemed to be a passive foreign investment company or an investment company. See “Risks Relating to Taxation—If we were treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, our U.S. shareholders would be subject to adverse tax consequences.”

Consolidation in the (re)insurance industry could adversely impact us.
The (re)insurance industry, including our competitors, customers and insurance and reinsurance brokers, has experienced significant consolidation over the last several years. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures require us to reduce our prices, we would generally expect to reduce our future underwriting activities, resulting in reduced premiums and a reduction in expected earnings. If the insurance industry consolidates further, competition for customers could become more intense and we could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operations.
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
We may experience issues with outsourcing and third-party relationships which might impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.
We outsource a number of technology and business process functions to third-party providers. We may continue to do so in the future as we review the effectiveness of our organization. If we do not effectively select, develop, implement and monitor our outsourcing relationships, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect upon on our operations or financial condition.
We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business and increased costs, or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations. In addition, our ability to receive services from third-party providers based in different countries might be impacted by political instability, unanticipated regulatory requirements or policies inside or outside of the U.S. As a result, our ability to conduct our business might be adversely affected.
We, and our MGAs and other agents who have the ability to bind policies on our behalf, rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information. If any such agents exceed their authority, engage in fraudulent activities or otherwise fail to comply with applicable laws when conducting business on our behalf, our financial condition and results of operations could be materially adversely affected.
Given the inherent uncertainty of models and software, their usefulness as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates including probable maximum losses (“PMLs”), and our financial results may be adversely impacted, perhaps significantly.
We use third-party vendor and proprietary analytic and modeling capabilities, including global property catastrophe models, which consolidate and report on all our worldwide property exposures, to calculate expected PML from various property natural catastrophe scenarios. We use these models and software to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile in our overall portfolio of (re)insurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address a variety of matters impacting our coverages. The construction of these models and the selection of assumptions requires significant actuarial judgement.
For example, catastrophe modeling is dependent upon several broad economic and scientific assumptions, such as storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in prices of goods and services that often follows a catastrophe) and zone density (the percentage of insured perils that would be affected in a region by a catastrophe). Third-party modeling software also does not provide information for all regions or perils for which we write business. Catastrophe modeling is inherently uncertain due to process risk (the probability and magnitude of the underlying event) and parameter risk (the probability of making inaccurate model assumptions).
The inherent uncertainties underlying, or the incorrect usage or misunderstanding of, these tools may lead to unanticipated exposure to risks relating to certain perils or geographic regions which could have a material adverse effect on our business, prospects, financial condition or results of operations. Furthermore, these models typically rely on either precedent or industry data, both of which may be incomplete or may be subject to errors by employees, failure to document transactions properly, failure to comply with regulatory requirements or information technology failures. Given the inherent uncertainty in these models as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Some forms of (re)insurance provide coverage for aggregated loss result over a period of time making it inherently difficult to track how these coverages will be impacted by any single or series of events. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely affected, perhaps significantly. Any such impact could also be felt across our (re)insurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions. For more information about the risks resulting from the inherent uncertainty of modeling techniques, see “Risks Relating to Our Business—Our claims and claim expense reserves are subject to inherent uncertainties, which could cause our losses to exceed our loss reserves.”
Our claims and claim expense reserves are subject to inherent uncertainties, which could cause our losses to exceed our loss reserves.
Our claims and claim expense reserves reflect our estimates, using actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. We use actuarial and computer models, historical (re)insurance and insurance industry loss statistics, and management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Reserves are estimates of claims an insurer ultimately expects to pay, based upon facts and circumstances known at the time, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance companies as compared to primary insurers, primarily due to:
•the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;
•    the diversity of development patterns among different types of reinsurance treaties; and
•    heavier reliance on the client for information regarding claims.
Our estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change. Due to the many assumptions and estimates involved in establishing reserves and the inherent uncertainty of modeling techniques, the reserving process is inherently uncertain. It is expected that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. For example, our significant gross and net reserves associated with the large catastrophe events in the past several years, as well as those associated with the COVID-19 pandemic, remain subject to significant uncertainty. As information emerges and losses are paid, we expect our reserves may change, perhaps materially.
Accordingly, we may underestimate the exposures we are assuming and our results of operations and financial condition may be adversely impacted, perhaps significantly. Conversely, we may prove to be too conservative which could contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.

We are exposed to unpredictable catastrophic events that have adversely affected our results of operations and financial condition.
We write reinsurance contracts and insurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events, predominantly in our property catastrophe excess line of business, include natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include terrorist attacks, explosions and infrastructure failures. For more information about our risks due to terrorist attacks, see “Risks Relating to Our Business—We have exposure to potential terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.” We have significant exposure to a potential major earthquake or series of earthquakes in California, the Midwestern United States, Canada, Japan and Latin America and to windstorm damage in Northern Europe, the Northeast United States, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast (i.e., Florida to Texas) and Japan.
Similar exposures to losses caused by the same types of catastrophic events occur in other lines of business such as aviation, casualty, contingency, credit, marine, and accident and health (including trip cancellation), including pandemic risk. For more information about our risks due to COVID-19 see “Risks Relating to Our Business—The COVID-19 pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on SiriusPoint’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.”
The extent of catastrophe losses is a function of both the severity of the event and total amount of insured exposure affected by the event. Increases in the value and concentration of insured property or insured individuals, the effects of inflation, changes in weather patterns, such as climate change, and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new reinsurance contracts and insurance policies could also be impacted as a result of corresponding reductions in our capital levels. For a further discussion, see “Risks Relating to our Business—Global climate change may have a material adverse effect on our business operating results and financial condition.”
Although we attempt to manage our exposure to such events through a multitude of approaches, including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of (re)insurance and expansion of supportive collateralized capacity, the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that is expected. For instance, we seek to manage our exposure to catastrophe losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating PML for many different catastrophe scenarios and by buying reinsurance, including retrocession coverage. To manage and analyze aggregate insured values and PML, we use a variety of tools, including external and internal catastrophe modeling software packages. Estimates of PMLs are dependent on many variables, including assumptions about demand surge and storm surge, loss adjustment expenses, insurance-to-value for the underlying properties, the relationship of the actual event parameters to the modelled event and the quality of portfolio data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if these assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modelled catastrophe scenarios which could materially adversely affect our financial condition, liquidity or results of operations.
During the year ended December 31, 2021, the industry experienced several significant catastrophe events, including European floods and Hurricane Ida, with our view of industry loss estimates of approximately $14.0 billion and $40.0 billion, respectively. These third quarter events had an adverse effect on our results and we incurred catastrophe losses, net of (re)insurance and reinstatement premiums, of $233 million.
We have exposure to potential terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.
Given the reinsurance retention limits imposed under TRIA (as defined below) and its subsequent legislative extensions, and that some or many of our policies may not include a terrorism exclusion, future foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations and/or financial condition.
On November 26, 2002, the President of the United States signed into law the Terrorism Risk Insurance Act of 2002 (“TRIA”), which was subsequently extended through December 31, 2027. Under TRIA, commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government under the Terrorism Risk

Insurance Program (“TRIP”) for paid claims, subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the federal share of compensation for insured losses under TRIP. On June 29, 2004, the Treasury issued a final Claims Procedures Rule, effective July 31, 2004, as part of its implementation of Title I of TRIA. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism, and on July 28, 2004, the Treasury issued a final Litigation Management Rule for TRIA. The Claims Procedures Rule specifically addresses requirements for federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the federal share of compensation for insured losses under TRIA.
In the event coverage of terrorist acts cannot be excluded, we, in our capacity as a primary insurer, would have a significant gap in our own reinsurance protection with respect to potential losses as a result of any terrorist act. It is impossible to predict the occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.
Global climate change may have a material adverse effect on our business, operating results and financial condition.
We have material exposures arising from our coverages for natural disasters and catastrophes. Changes in climate conditions have resulted in increased severity and frequency of weather-related natural disasters and catastrophes. For example, during the year ended December 31, 2021, the industry experienced several significant severe weather events, including the European floods and Hurricane Ida. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas. We believe that these changes in climate conditions, when coupled with projected demographic trends in catastrophe-exposed regions, have increased the average economic value of expected losses, increased the number of people exposed per year to natural disasters and in general have exacerbated disaster risk, including risks to infrastructure, global supply chains and agricultural production. This could lead to higher overall losses that we may not be able to recoup, particularly in the current economic and competitive environment, and in light of higher (re)insurance costs. Over the long-term, global climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve.
A substantial portion of our coverages may be adversely impacted by climate change, and we cannot assure you that our risk assessments and models accurately reflect environmental and climate related risks. Given the scientific uncertainty of predicting the effect of climate cycles and global climate change on the frequency and severity of natural catastrophes and the resulting lack of adequate predictive tools, we may be unable to adequately model the associated exposures and potential losses in connection with such catastrophes, which could have a material adverse effect on our business, operating results and financial condition. The frequency and severity of weather-related natural disasters and catastrophes and potential connections to climate change are currently being analyzed by the insurance industry.
We are exposed to unpredictable casualty insurance risks that could adversely affect our results of operations and financial condition.
We write insurance and reinsurance policies covering casualty risks. Casualty insurance generally covers the financial consequences of the legal liability of an individual or organization resulting from negligent acts causing bodily injury and/or property damage to a third party. Claims from such business can take years to develop and settle and can be subject to unanticipated claims and economic and social inflation. In addition, we could be adversely affected by proposals or enacted legislation to expand the scope of coverage under existing policies or extend the statute of limitations for certain casualty risks. For example, state legislatures across the U.S. are enacting reforms for claims of past childhood sexual abuse that previously were barred by statutes of limitations, resulting in the revival of old claims. These legislative developments may greatly expand the universe of claimants for which we may be liable. Accordingly, if our pricing and/or reserving assumptions are incorrect, higher than expected losses could materially adversely affect our financial condition, liquidity or results of operations.
The property and casualty (re)insurance industry is highly cyclical, and we expect to continue to experience periods characterized by excess underwriting capacity and unfavorable premium rates.
Historically, (re)insurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, including inflation, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of (re)insurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the (re)insurance industry on both the underwriting and investment sides.
As a result, the (re)insurance business historically has been a cyclical industry characterized by periods of intense price competition due to high levels of available underwriting capacity as well as periods when shortages of capacity have permitted favorable premium levels and changes in terms and conditions. The supply of available (re)insurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants, alternative capital providers or by the commitment of additional capital or retention of risks by existing insurers or reinsurers.
Continued increases in the supply of (re)insurance may have consequences for us and for the (re)insurance industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a result, we may be unable to fully execute our (re)insurance strategy of selling lower-volatility business. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations and could limit their comparability from period to period and year over year.
The effect of emerging claim and coverage issues on our business is uncertain and as a result, we may suffer losses from unfavorable outcomes from litigation and other legal proceedings.
As industry practices and legal, judicial and regulatory conditions change, unexpected issues related to claims and coverage may emerge. Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum clauses, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we have issued insurance or reinsurance contracts that are affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts. The effects of unforeseen development or substantial legal, judicial and regulatory intervention could adversely impact our ability to achieve the intended outcome of our contracts.
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
Furthermore, as industry practices and legal, judicial, regulatory and other conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect SiriusPoint's results of operations and financial condition by either extending coverage beyond SiriusPoint's underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after SiriusPoint has issued the affected insurance contracts. Examples of emerging claims and coverage issues include, but are not limited to:
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
•    claims related to blackouts caused by space weather; and
•    claims related to business interruption due to the lockdowns announced by governments in connection with COVID-19.
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
Recent or future U.S. federal or state legislation may impact the private markets and decrease the demand for our property (re)insurance products, which would adversely affect our business and results of operations.
Legislation adversely impacting the private markets could be enacted on a state, regional or federal level. In the past, federal bills have been proposed in Congress which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. These measures were not enacted by Congress; however, new bills to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures, may be introduced. We believe that such legislation, if enacted, could contribute to the growth, creation or alteration of state insurance entities in a manner that would be adverse to us and to market participants more generally. If enacted, bills of this nature would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens Property Insurance Corporation (“Citizens”) and of the Florida Hurricane Catastrophe Fund (“FHCF”). This could lead to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.
From time to time, the state of Florida has enacted legislation altering the size and the terms and operations of the FHCF and the state sponsored insurer, Citizens, in ways that expanded the ability of Citizens to compete with private insurance companies and other companies that cede business to us, which reduced the role of the private insurance and reinsurance markets in Florida. We cannot assess the likelihood of other related legislation passing, or the precise impact on us, our clients or the market should any such legislation be adopted. Because we are a large provider of catastrophe-exposed coverage globally and in Florida, adverse legislation may have a greater adverse impact on us than it would on other reinsurance market participants. In addition, other states, particularly those with Atlantic or Gulf Coast exposures or seismic exposures (such as California), may enact new or expanded legislation that would diminish aggregate private market demand for our products.
We are reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on our business, prospects, financial condition and results from operations.
Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside of the rated company's control. These financial strength ratings are used by policyholders, agents and brokers to assess the suitability of insurers and reinsurers as business counterparties and are an important factor in establishing the competitive position of insurance and reinsurance companies.
The maintenance of an "A-" or better financial strength rating from AM Best and/or S&P's is particularly important to the ability of SiriusPoint's operating insurance and reinsurance subsidiaries to bind property and casualty insurance and reinsurance business in most markets. In addition, general creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. Accordingly, the maintenance of an investment grade creditworthiness rating (e.g., "BBB-" or better from S&P's or Fitch) is important to SiriusPoint's ability to raise new debt with acceptable terms. Strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt. A downgrade, withdrawal or negative watch/outlook of SiriusPoint's creditworthiness ratings could limit its ability to raise new debt or could make new debt costlier and/or result in more restrictive conditions.
We are the obligor of $115.0 million in aggregate principal amount of 2015 Senior Notes. In certain circumstances, a downgrade of the rating assigned to the 2015 Senior Notes would result in an increase in the annual interest rate payable on the 2015 Senior Notes or, if a change of control of SiriusPoint has also occurred, an obligation for us to make an offer to repurchase the 2015 Senior Notes at a premium. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the 2015 Senior Notes. On November 2, 2020, the Company entered into a three-year, $300 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. In certain circumstances, a downgrade of the rating assigned to the Facility would result in an increase in the annual interest rate payable on the Facility, which could require use of cash that we might otherwise use in operating our business. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
Rating agencies periodically evaluate SiriusPoint and its operating (re)insurance companies to confirm that they continue to meet the criteria of the ratings previously assigned to them. A downgrade, withdrawal or negative watch/outlook of the financial strength rating of SiriusPoint's operating (re)insurance companies could severely limit or prevent SiriusPoint from writing new policies or renewing existing policies, which could have a material adverse effect on its results of operations and financial condition. Additionally, some of SiriusPoint's assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if AM Best and/or S&P's were to downgrade below "A-" or withdraw the financial strength ratings of SiriusPoint's principal insurance and reinsurance operating subsidiaries. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. SiriusPoint cannot predict in advance how many of its clients would actually exercise such rights in the event of such a downgrade or withdrawal, but widespread exercise of these options could be materially adverse.
The emergence of significant industry losses stemming from the COVID-19 pandemic may also cause the rating agencies to take a negative position on the insurance and reinsurance industry, which may lead to negative rating actions to some industry participants, including SiriusPoint.
Currently, SiriusPoint and its main subsidiaries have financial strength ratings of "A-" (Excellent) with a stable from AM Best, "A-" (Strong) with a negative outlook from S&P’s, and "A-" (Strong) with a negative outlook from Fitch. Our ratings are subject to periodic review by these agencies and we can offer no assurances that our ratings will remain at their current levels or that any of our ratings outlooks will remain unchanged. If any of our ratings agencies downgraded our financial strength rating, it would have a material adverse effect on our business. In December 2021, S&P announced proposed changes to its rating methodologies. The proposed changes have not yet been finalized, so the net impact, if any, of the adoption of any revised methodology on our ratings cannot be reasonably estimated.
A significant decrease in our capital or surplus would enable certain clients to terminate reinsurance agreements or to require additional collateral.
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
We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and legal, political and operational risk.
Through our multinational reinsurance operations, we conduct business in a variety of non-U.S. currencies, the principal exposures being the Swedish Krona, British Pound Sterling, Euro, Canadian Dollar, Japanese Yen and Swiss Franc. As a result, a significant portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Significant changes in foreign exchange rates may adversely affect our results of operations and financial condition.
Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the U.S. As a result, our operations at these foreign locations could be temporarily or permanently disrupted.
We are dependent on key executives, the loss of whom could adversely affect our business.
Our future success depends to a significant extent on the efforts of our senior management and our senior underwriting executives to implement our business strategy. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business. In addition, we have offices in various jurisdictions such as the U.S., Canada, Bermuda, Germany, Belgium, the U.K., Singapore, Sweden and Switzerland, many of which may have residency and other mandatory requirements that may affect our personnel. For example, our ability to hire in Bermuda is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. If the Bermuda Department of Immigration, or any similar governing body in any of the jurisdictions in which we maintain offices, changes its current policies with respect to work permits resulting in our employees being unable to work in such jurisdictions, our operations could be disrupted and our financial performance could be adversely affected.
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
Our business may experience labor disruptions resulting from, among other things, staffing, operational and COVID-19 related challenges, which could adversely affect our business and operational results.
Our success depends, in large part, on our ability to attract and retain highly-skilled people. As a result of COVID-19 and the intense competition in our industry for employees with demonstrated ability, we may be unable to hire or retain such employees. For example, there is heightened competition for actuarial talent. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes. Losing any of our key people also could have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Our business and operational results could be materially adversely affected if we are unsuccessful in attracting and retaining highly-skilled employees. For a further discussion, see “Risks Relating to our Business—The COVID-19 pandemic has adversely affected our business. Epidemics, pandemics, and other public health threats, including the ongoing COVID-19 pandemic, could have a material adverse effect on SiriusPoint’s business, including our results of operations, financial position and/or liquidity, in a manner and to a degree that cannot be predicted.”
We may be adversely impacted by inflation.
Steps taken by governments throughout the world in response to the COVID-19 pandemic, expansionary monetary policies and other factors have led to an inflationary environment. In operating our business, we are experiencing the effects of inflation, including increased labor and construction costs. Furthermore, our operations, like those of other insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss expenses are known. Although we consider the potential effects of inflation when setting premium rates, premiums may not fully offset the effects of inflation and thereby essentially result in underpricing the risks we insure and reinsure. Loss reserves include assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above loss reserves established for claims, we will be required to increase loss reserves with a corresponding reduction in net income in the period in which the deficiency is identified, which may have a material adverse effect on our results of operations or financial condition. Unanticipated higher inflation could also lead to higher interest rates, which would negatively impact the value of our fixed income securities and potentially other investments.
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
SiriusPoint is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiaries. Historically, our cash flows have typically consisted primarily of dividends and other permissible payments from our operating subsidiaries. SiriusPoint depends on such payments to receive funds to meet its obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of its outstanding indebtedness. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
SiriusPoint is indirectly subject to Bermuda regulatory constraints placed on it by its operating subsidiary in Bermuda. This affects our ability to pay dividends and make other payments. Under the Insurance Act of 1978, as amended, and related regulations of Bermuda (the “Insurance Act”), SiriusPoint Bermuda, as a Class 4 insurer, is prohibited from declaring or paying a dividend if the relevant insurer is in breach of its minimum solvency margin (“MSM”), enhanced capital ratio or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. If SiriusPoint Bermuda, as a Class 4 insurer, fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (“BMA”).
In addition, SiriusPoint Bermuda, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer’s directors are resident in Bermuda) and the relevant insurer’s principal representative stating that the relevant insurer will continue to meet its solvency margin and minimum liquidity ratios.
In addition, under the Bermuda Companies Act 1981, as amended (the “Companies Act”), SiriusPoint and SiriusPoint Bermuda, as Bermuda companies, may not declare or pay a dividend if there are reasonable grounds for believing that the relevant Bermuda company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
SiriusPoint Bermuda indirectly owns SiriusPoint International Insurance Corporation, SiriusPoint America Insurance Company and other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions as well.
Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.
As of December 31, 2021, our outstanding indebtedness includes $406.0 million in 2016 Senior Notes, $296.3 million in 2017 SEK Subordinated Notes and $114.4 million in 2015 Senior Notes.
We are a holding company and, accordingly, conduct substantially all operations through our operating subsidiaries. As a result, our cash flow and our ability to service our debt depend in part upon the earnings of our operating subsidiaries and on the distribution of earnings, loans or other payments from such subsidiaries to us. See “Risks Relating to Our Business—Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.”
Our operating subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our indebtedness, or to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. There can be no assurance that our operating subsidiaries will generate sufficient cash flow from operations, or that future financing sources will be available to us in amounts sufficient to satisfy our obligations under our indebtedness, to refinance our indebtedness on acceptable terms or at all, or to fund our other business needs. In addition to being limited by the financial condition and operating requirements of such subsidiaries, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to statutory or contractual restrictions.
To the extent that we need funds but our subsidiaries are restricted from making such distributions under applicable law or regulation, or are otherwise unable to distribute funds, our liquidity and financial condition would be adversely affected and we would potentially be unable to satisfy our obligations under our existing or future indebtedness or any of our other obligations. If we cannot service our indebtedness, the implementation of our business strategy would be impeded, and we could be prevented from entering into transactions that would otherwise benefit our business.
Our right to receive any assets of any of our respective subsidiaries upon liquidation or reorganization of such subsidiaries, and therefore the rights of the holders of our indebtedness to participate in those assets, will be structurally subordinated to the claims of such subsidiary’s creditors. In addition, even if we were a creditor of any of our respective subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of such subsidiaries and any indebtedness of such subsidiaries senior to that held by us. Our indebtedness would also be structurally subordinated to the rights of the holders of any preferred stock or shares issued by our subsidiaries, whether currently outstanding or issued hereafter. Moreover, the rights of shareholders of SiriusPoint to receive any assets of SiriusPoint upon liquidation or reorganization of SiriusPoint would be subordinate to all of the foregoing claims.
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business, and may otherwise place us at a competitive disadvantage compared to our competitors.
We or our subsidiaries may in the future incur or guarantee additional indebtedness. The indentures governing the 2015 Senior Notes, 2017 SEK Subordinated Notes and 2016 Senior Notes do not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
•    requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt and payment of other obligations and commitments, which will reduce the amounts available to fund working capital, the expansion of our business and other general corporate purposes;
•    increasing our vulnerability to adverse changes in general economic, industry and market conditions, and exposing us to the risk of changing interest rates;
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
At maturity, the entire principal amount of our 2015 Senior Notes, 2016 Senior Notes, and 2017 SEK Subordinated Notes then outstanding, plus any accrued and unpaid interest, will become due and payable. We must pay interest in cash on the notes quarterly, or semi-annually as applicable. The amount of interest payable on the 2015 Senior Notes is subject to increase from time to time in the event of a downgrade of the rating assigned to the 2015 Senior Notes or in connection with certain other events. In addition, upon the occurrence of a change of control triggering event described in the indenture governing the 2015 Senior Notes, unless we have exercised our right to redeem such notes in accordance with their terms, each holder of 2015 Senior Notes will have the right to require us to repurchase all or any part of such holder’s 2015 Senior Notes for a payment in cash described in the indenture governing the 2015 Senior Notes.

We may not have enough available cash or be able to obtain sufficient financing at the time we are required to make these payments. Furthermore, our ability to make these payments may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to pay interest when due, if uncured for 30 days, or our failure to pay the principal amount when due, will constitute an event of default under the indentures governing the 2015 Senior Notes, 2016 Senior Notes and the 2017 SEK Subordinated Notes. A default under the indentures could also lead to a default under agreements governing our indebtedness. If the repayment of that indebtedness is accelerated as a result, then we may not have sufficient funds to repay that indebtedness or to pay the principal of, or interest on the 2015 Senior Notes, 2016 Senior Notes and the 2017 SEK Subordinated Notes.
We may need additional capital in the future in order to operate our business, and such capital may not be available to us or may not be available to us on acceptable terms. Furthermore, additional capital raising could dilute your ownership interest in the Company and may cause the value of your shares to decline.
We may need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:
•fund liquidity needs caused by underwriting or investment losses or for acquisitions or other strategic initiatives;
•replace capital lost in the event of significant (re)insurance losses or adverse reserve developments;
•satisfy letters of credit, guarantee bond requirements or other capital requirements that may be imposed by our clients or by regulators;
•fund our informational technology transformation projects and other strategic initiatives;
•meet rating agency or regulatory capital requirements; or
•respond to competitive pressures.
Additional capital may not be available on terms favorable to us, or at all. Further, any additional capital raised through the sale of equity could dilute your ownership interest in the Company and may cause the price of your shares to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of the holders of our shares.
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
The involvement of reinsurance brokers subjects us to their credit risk and the inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.
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
In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers and, to a lesser extent, MGAs that, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In the event a broker or MGA fails to make such a payment, depending on the jurisdiction, we may remain liable to the client for the deficiency. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers or MGAs for payment to us, these premiums are considered to have been paid and the client will no longer be liable to us for these premiums, whether or not we have actually received them. Intermediaries generally are less capitalized than the businesses we reinsure and therefore may be unable to pay their debts when due. Consequently, we assume a degree of credit risk associated with reinsurance brokers around the world.

We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.
We have purchased, and may continue to purchase, retrocessional coverage in order to mitigate the effect of a potential concentration of losses upon our financial condition. While we are selective in regard to our reinsurers, placing reinsurance with those reinsurers with strong financial strength ratings from AM Best, S&P or a combination thereof, the financial condition of a reinsurer may change based on market conditions. The insolvency or inability or refusal of a reinsurer to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocession that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocession from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.
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
We pursue strategic transactions from time to time, including acquisitions or dispositions of businesses or assets. Any strategic transactions could be significant and could have a material adverse impact on our reputation, business, results of operation or financial condition. We face a number of risks arising from these types of transactions, including financial, accounting, tax and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Divestitures subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us and disruption to our other businesses during the negotiation or execution process or thereafter. Our acquisitions or Strategic Investments may underperform relative to the price paid or resources committed by us; we may not achieve anticipated cost savings; or we may otherwise be adversely affected by transaction-related charges. These risks and difficulties may prevent us or delay us from realizing the expected benefits from the strategic transactions we enter into.
Through our acquisitions or Strategic Investments, we may also assume unknown or undisclosed business, operational, tax, regulatory and other liabilities and be subject to reputational concerns, fail to properly assess known contingent liabilities, or assume businesses with internal control deficiencies or regulatory compliance issues. Risk-mitigating provisions that we put in place in the course of negotiating and executing these transactions, such as due diligence efforts and indemnification provisions, may not be sufficient to fully address these liabilities and contingencies. As our Strategic Investments are generally illiquid and we are subject to transfer restrictions in relation to those investments, we may be unable to sell our interests in those investments at the desired time or to find a buyer for our interests, and therefore, we are at risk of highly variable returns on investments and substantial or total loss in relation to those investments.
We may incur losses as we execute on our strategy to develop and grow our relationships with MGAs.
As part of our strategic transformation, we intend to develop, invest in and incubate MGAs. Such plans may involve additional investments in, or acquisitions of, MGAs and the development of businesses through new or existing subsidiaries and partnerships. While we believe our partnerships with MGAs will facilitate in the distribution of our insurance products and services, we may also have increased exposure to additional risks, such as cyber and crypto currency. In addition, the investments in these MGAs may result in increased equity concentration in an early-stage MGAs that carries a high degree of uncertainty of success. In some cases, we may provide reinsurance to these MGAs. No assurance can be given that we will be able to successfully incubate and develop or generate any earnings from these partnerships.
It is not possible at this time to fully predict the future prospects or other characteristics of such businesses. Moreover, many of the MGAs we are investing in are early-stage companies that carry higher operating expenses and a higher degree of uncertainty. Our investments in MGAs are illiquid, and we are subject to transfer restrictions in relation to those investments. We may be unable to sell our interests in those investments at the desired time or to find a buyer for our interests, and therefore, we are at risk of highly variable returns on investments and substantial or total loss in relation to those investments. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue certain investment opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition.
We face risks associated with delegating authority to third party managing general agents (“MGAs”) to secure (re)insurance policies on our behalf. Failure to oversee and manage these MGAs could result in a concentration of risk in certain overlapping areas and/or result in significant losses which could have an adverse effect on our business, financial condition, and operating results.
We have and may continue to enter into arrangements with MGAs to secure (re)insurance policies on our behalf. Pursuant to these arrangements, we grant MGAs delegated authority to underwrite risks on our behalf. While we perform due diligence prior to entering into these arrangements, if we do not perform the appropriate level of due diligence or if we fail to confirm that the MGA has adequate knowledge of the underwriting process and relevant regulations, we could face significant losses, which could have an adverse effect on our business, financial condition and operating results. In addition, the (re) insurance business written by some of the MGAs we partner with is inherently uncertain because these MGAs are typically early-stage ventures which may lack historical data, are growing rapidly and may represent new products, markets or technologies. As a result, we may face significant losses if we do not properly address the risks, including but not limited to the initial reserving and pricing of the business produced by the MGAs.
In addition, if we fail to provide appropriate continued oversight over the MGAs we partner with or fail to recognize accumulation, aggregation or concentration risks, we could face significant underwriting losses. As agents on our behalf, MGAs must comply with all applicable laws and regulations, including but not limited to economic and trade sanctions, anti-bribery and anti-corruption laws and anti-money laundering laws. Failure of MGAs to comply with laws related to financial crimes or other company guidelines, could result in regulatory actions against us, cause us to be subject to violation of economic and trade sanctions resulting in reputational harm and/or subject us to civil and criminal penalties, including the loss of our insurance licenses. The loss of our ability to be licensed in a jurisdiction, the damage to our commercial reputation and/or the payment of civil and/or criminal penalties could result in a material adverse effect on our business, financial condition and/or operating results.
Damage to our reputation could have a material adverse effect on our business, financial condition and operating results.
We provide a broad range of products and services related to a wide range of subjects. Our ability to attract and retain business is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential customers and other important relationships, which could make it difficult for us to attract new business or retain existing relationships. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation could affect the confidence of our customers, rating agencies, regulators, shareholders, employees and third parties in transactions that are important to our business, therefore adversely affecting our business, financial condition and operating results.
Increasing scrutiny and changing expectations from third parties with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
There is increased focus, including from governmental organizations, regulators, investors, employees, clients and business partners, on ESG issues such as environmental stewardship, climate change, diversity and inclusion, racial justice and workplace conduct. Negative public perception, adverse publicity or negative comments in social media could damage our reputation if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could impact employee engagement and retention and the willingness of clients and our partners to do business with us.
Moreover, as we work to align with the recommendations of the Financial Stability Board's Task Force on Climate-related Financial Disclosures (TCFD) and our own ESG assessments and priorities, we expect to expand our public disclosures in these areas, including disclosing additional metrics. Any failure to set appropriate metrics or achieve progress on our metrics on a timely basis, or at all, may negatively impact our reputation and our business.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our company or our industries may lead to negative investor sentiment and the diversion of investment to other companies or industries.
Risks Relating to Our Investment Strategy
We have concentrated exposure in funds and accounts managed by Third Point LLC whose investment strategy may bear substantial investment risks.
The risks associated with Third Point LLC’s investment strategy may be substantially greater than the risks associated with traditional fixed-income investment strategies employed by many reinsurers with whom we compete. Third Point LLC makes investments globally, in both developed and emerging markets, in all sectors, and in equity, credit, commodity, currency, option and other instruments.

For example, the portion of our investment portfolio managed by Third Point LLC may from time to time include investments in mortgage-backed securities and other asset-backed securities. Our investment portfolio may include investments in securities of issuers based outside the United States, including emerging markets, which may be riskier than securities of U.S. issuers. U.S. and global economic downturns could harm the performance of our investment portfolio, and as a result our liquidity, financial condition and our share price.

In managing our investment portfolio, our asset managers may trade on margin and use other forms of financial leverage, which could potentially adversely affect our revenues. The use of hedging and derivative transactions in executing trades for our account may not be successful, which could materially adversely affect the performance of our investment portfolio and our investment results. Derivative transactions and investment activities involving leverage or financing can give rise to counterparty and liquidity risks. If our risk management systems are ineffective, our investment portfolio may be exposed to material unanticipated losses. Investing in special situation and distressed investments may subject our investment portfolio to increased risks, including incurring additional legal or other expenses. Increased regulation or scrutiny of alternative investment advisers and certain trading methods such as short selling may affect our asset managers’ ability to manage our investment portfolio or adversely affect our business reputation.

Our investment portfolio has included, and may in the future include, some concentrated equity positions from time to time. Our investment portfolio could be subject to significant losses if it holds a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances, especially in instances where the underlying investments are of a high degree of price volatility. Service by our or our asset manager’s representatives on boards and committees may also place trading restrictions on our investments. As our investment portfolio may not be widely diversified at times, it may be subject to more rapid changes in value than would be the case if its investment portfolio were required to maintain a wide diversification among companies, securities and types of securities.
We do not control Third Point LLC, who invests and manages our capital accounts, and we have restrictions on our ability to withdraw our capital accounts.
Under our investment account structure, we do not have control over the funds and accounts that Third Point LLC manages on our behalf. We do not control the allocation and performance of our investment portfolio managed by Third Point LLC, and its performance depends on the ability of its investment manager to select and manage appropriate investments. However, management of our investment portfolio is overseen by our Chief Investment Officer and is subject to compliance with our Investment Guidelines and Risk Management Guidelines.

Our investment arrangements with Third Point LLC is set to expire on March 31, 2026, subject to automatic renewal for successive one-year terms. Under our investment agreements with Third Point, we may withdraw our capital accounts in full at the end of the initial term, and each anniversary of such date.

We have recently negotiated additional rights to withdraw funds from our accounts and funds managed by Third Point, though those withdrawal rights are subject to certain limitations. We have the right to withdraw significant funds from TPE over time in accordance with a withdrawal schedule agreed with Third Point, and reinvest those funds into a newly established TP Optimized Credit portfolio (the “TPOC Portfolio”) or other Third Point strategies (collectively, “TPE Withdrawn Amounts”).

Pursuant to the Fourth Amended and Restated Exempted Limited Partnership Agreement of TPE with Third Point Advisors LLC and the other parties thereto (the “2022 LPA”), the Company also has the rights to withdraw funds from TPE upon the occurrence of certain events specified in the 2022 LPA, including, within 120 days following the occurrence of a Cause Event (as defined in the 2022 LPA), to prevent a negative credit rating action, to satisfy the Company’s risk management guidelines, due to underperformance of TPE relative to investment funds managed by third-party managers and pursuing the same or substantially similar investment strategy as TPE for two or more consecutive calendar years, or a Key Person Event (as defined in the 2022 LPA), subject to certain limitations on such withdrawals as specified in the 2022 LPA.

Under the Investment Management Agreement for TPE (the “IMA”), we may withdraw net profits from the TPOC portfolio or any amounts invested that were not withdrawn from TPE, in each case as of any month-end. We will have also the right to withdraw funds from the TPOC Portfolio upon the occurrence of similar events specified in the 2022 LPA, subject to certain limitations on such withdrawals as specified in the IMA.
Conflicts of interest among Third Point LLC and its principals and SiriusPoint may adversely affect us; potential conflicts of interest may also arise or exist due to the compensation arrangements and other aspects of our investment arrangements with Third Point LLC and its affiliates.
Neither Third Point LLC nor its principals, including Daniel S. Loeb, who is one of our shareholders, are obligated to devote any specific amount of time, effort or investment opportunities to our investments. Affiliates of Third Point LLC manage, and are expected to continue to manage, other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by Third Point LLC’s affiliates and in which Third Point LLC or its affiliates may have an equity interest. Third Point LLC’s interest and the interests of its affiliates, may at times conflict with our interests, which may potentially adversely affect our investment opportunities and returns.

Josh Targoff, who serves on our Board, also serves as a partner, Chief Operating Officer and General Counsel to Third Point LLC. This service to both companies may create, or may create the appearance of, conflicts of interest.

TP GP, Third Point LLC and their respective affiliates may engage in other business ventures and investment opportunities that may not be allocated equitably among us and such other business ventures. The 2022 LPA and IMA include various protections to manage conflicts between the Company and Third Point LLC, its affiliates and other funds and accounts managed by Third Point, including in relation to allocation of investments and expenses. However, these safeguards may not be sufficient to entirely mitigate these conflicts of interest.

The 2022 LPA provides for the following two forms of compensation to be paid to Third Point LLC and TP GP:

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

The IMA provides for the following two forms of compensation to be paid to Third Point LLC and TP GP:

•Third Point LLC is entitled to a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the TPOC Portfolio, net of any expenses; and

•TP GP is entitled to performance compensation amount equal to 15% of outperformance over the benchmark in respect of each sub-account.

Upon the earlier of the termination of the IMA or end of the initial term, the final incentive fee payable to Third Point will be determined as percentage between 15% and 30% (depending on the cumulative outperformance of TPOC over the term of the IMA) to ensure that the total amount of the incentive fee actually paid reflects the incentive fee payable based on the cumulative outperformance of the TPOC Portfolio during the investment period. Third Point LLC may invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Third Point LLC to execute trade orders at desired prices. To the extent that Third Point LLC invests our investable assets in securities or instruments for which market quotations or other independent pricing sources are not readily available, under the terms of the 2022 LPA the valuation of such securities and instruments for purposes of compensation to Third Point LLC will be determined by Third Point LLC in accordance with its valuation policy, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment guidelines give Third Point LLC the power to determine the value of securities with no readily discernible market value, and because the calculation of Third Point LLC’s fee is based on the value of the investment account, a conflict of interest may exist or arise.

Under the 2022 IMA, the valuation of assets comprising the TPOC Portfolio will be determined by the Company. However, if the Company and Third Point have different valuations in relation to any fiscal period, the valuation shall be determined as the midpoint between the range of valuations determined by the Company and a third party valuation agent mutually agreed between the parties. Therefore, the Company has greater control over valuation of assets in the TPOC Portfolio than TPE.
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
SiriusPoint’s investment portfolio is overseen in accordance with the investment policy and guidelines approved by the Investment Committee of the SiriusPoint board of directors. As of December 31, 2021, SiriusPoint’s investment portfolio consisted of fixed maturity investments, short-term investments, equity securities, convertibles, other long-term investments, including hedge funds, private equity funds, and direct private equity investments, and related party investments in TP Enhanced Fund and TP Venture Fund.

Both SiriusPoint’s investment income and the fair market value of its investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, foreign currency exchange rates, debt market levels, equity market levels and market volatility. Our investment performance may also be affected by idiosyncratic factors for concentrated strategic and financial investment positions.

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

LIBOR is being discontinued as a floating rate benchmark, though not all aspects of the discontinuation are certain; the discontinuation has affected and will continue to affect financial markets generally and may also affect our financial position and investments specifically.
As a result of longstanding regulatory initiatives, the UK Financial Conduct Authority (“FCA”) announced in 2017 that it will stop the publication of LIBOR as a reference rate by the end of 2021 or mid-2023. The date of discontinuation will vary depending on the LIBOR currency and tenor. U.S. regulators have been encouraging banks to transition away from LIBOR to alternative reference rates before the end of 2021 to facilitate an orderly LIBOR transition.

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

SiriusPoint holds a large amount of LIBOR-based investments and is party to agreements that provide for payments determined by reference to LIBOR, and expects to continue these investments and agreements. Many of these investments and agreements are expected to reset or otherwise transition from LIBOR to an alternative reference rate pursuant to fallback provisions. There is no assurance that any alternative reference rate, or any investment’s particular transition to such rate, will result in comparable returns. Accordingly, the transition from LIBOR to SOFR (or another reference rate) across all of our related investments and agreements could adversely affect our returns, which in turn would adversely impact our operating results.
We face risks associated with joint ventures and investments in which we share ownership or management with third parties.
We have and may continue to enter into joint ventures and make Strategic Investments in which we share ownership or management with third parties. In many instances, we will not have control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures or entities. As a result, we may face certain operating, financial, legal and regulatory compliance and other risks relating to these joint ventures and Strategic Investments, including risks related to the financial strength of other investors; the willingness of other investors to provide adequate funding for the venture; differing goals, strategies, priorities or objectives between us and other investors; our inability to unilaterally implement actions, policies or procedures with respect to the venture that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, Strategic Investment, or other investors; the risk that the actions of other investors could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with other investors. As a result, joint ventures, franchises and investments in which we share ownership or management subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows. In addition to providing investment capital to these joint ventures and Strategic Investments, we may also provide underwriting capacity to these businesses on terms that we would not generally offer to the general market. Therefore, our losses from or related to these investments may significantly exceed our invested capital.

Our investment strategy includes investing in newly formed venture growth stage companies with limited or no operating history, so the risk of loss from our investments and underwriting capacity may be substantially higher than if we invested in or underwrote established businesses with proven business models and management teams. The revenues, income (or losses), and projected financial performance and valuations of venture growth stage companies can and often do fluctuate suddenly and dramatically. Our target venture growth stage companies may be geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns and insurance industry cycles, may result in substantial decreases in the value of many venture growth stage companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture growth stage companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital. To the extent that our strategic partners are unable to secure additional capital funding from us or third parties, they may be unable to fund their continued growth and development or their ongoing operations, which could have a material adverse impact on our investments in those businesses.

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
SiriusPoint devotes a significant amount of time and resources to complying with various regulatory requirements imposed in Bermuda, Sweden, the U.S., the EU and the U.K. and various other jurisdictions around the globe. There remains significant uncertainty as to the impact that these various regulations and legislation will have on SiriusPoint. Such impacts could include constraints on SiriusPoint's ability to move capital between subsidiaries or requirements that additional capital be provided to subsidiaries in certain jurisdictions, which may adversely impact SiriusPoint's profitability. In addition, while SiriusPoint currently has excess capital and surplus under applicable capital adequacy requirements, such requirements or similar regulations, in their current form or as they may be amended in the future, may have a material adverse effect on SiriusPoint's business, financial condition or results of operations.
SiriusPoint's insurance and reinsurance operating subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where SiriusPoint is currently engaged in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, SiriusPoint may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, SiriusPoint's activities are also subject to relevant economic and trade sanctions, anti-money laundering regulations, privacy laws, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act 2010 and the Bermuda Bribery Act 2016, which may increase the costs of regulatory compliance, limit or restrict SiriusPoint's ability to do business or engage in certain regulated activities, or subject SiriusPoint to the possibility of regulatory actions or proceedings.
From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Additionally, the NAIC has been responsible for establishing certain regulatory and corporate governance requirements, which are intended to result in a group-wide supervision focus and include the Model Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation, the Requirements for ERM Report within the Annual Holding Company Registration (i.e., Form F), the Supervisory College, the Risk Management and ORSA Model, the CGAD and the Revisions to Annual Financial Reporting Model Regulation to expand the corporate audit function to provide reasonable assurance of the effectiveness of enterprise risk management, internal controls, and corporate governance. We are unable to predict the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.
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
Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject SiriusPoint to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on SiriusPoint's business. Also, changes in the laws or regulations to which SiriusPoint is subject could have a material adverse effect on its business. In addition, in most jurisdictions, government and regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals SiriusPoint needs to conduct its activities. Such governmental and regulatory authorities may require SiriusPoint to incur substantial costs in order to comply with such laws and regulations.
We face risks related to changes in Bermuda law and regulations, and the political environment in Bermuda.
SiriusPoint is incorporated in Bermuda and certain of our operating companies are domiciled in Bermuda. Therefore, our exposure to potential changes in Bermuda law and regulations that may have an adverse impact on our operations, such as the imposition of tax liability, increased regulatory supervision or changes in regulation, could have a material adverse effect on our business. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. SiriusPoint is unable to predict the impact of such scrutiny on its operations.
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
Assuming that we were permitted to register as an investment company, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, our ability to raise additional debt and equity securities or issue stock options or warrants (which could impact our ability to compensate key employees), financial leverage, dividends, board of director composition and transactions with affiliates. Accordingly, if we were required to register as an investment company, we would not be able to operate our business as it is currently conducted, nor would we be permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage Third Point LLC as the investment manager of our Collateral Asset Account or other investment accounts, unless we obtained the board and shareholder approvals required under the Investment Company Act. Our ability to engage in transactions with Third Point LLC or its affiliates would likely also be significantly restricted. If Third Point LLC were not our investment manager, we would potentially be required to liquidate our Collateral Asset Account and we would seek to identify and retain another investment manager with a similar investment philosophy. Pursuant to the 2022 LPA, other than in certain specified circumstances, we cannot engage another investment manager without Third Point LLC’s consent. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.
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
On January 31, 2020, the U.K. withdrew from the EU, referred to as “Brexit.” The U.K. entered into a withdrawal agreement resulting in a transition period until December 31, 2020 during which the trading relationship between the U.K. and the EU remained the same. The impact of the withdrawal on the U.K. and European economies and the broader global economy could be significant, resulting in negative impacts, such as increased volatility and illiquidity, and potentially lower economic growth on markets in the U.K., Europe and globally, which may negatively impact the value of SiriusPoint's investment portfolio, business and results of operations. Lloyd's has established a European subsidiary company in Brussels through which Lloyd's syndicates will have access to the EU single market and although Lloyd’s has previously given assurance that the European subsidiary company will not result in increased costs above the marginal costs which have already been incurred, the European regulators have asked that Lloyd’s syndicates update the operating model when writing European business through the Lloyd’s European Subsidiary based in Brussels in order to remain compliant with European regulatory requirements post Brexit, which may lead to increased costs and administrative burden. SiriusPoint International has applied to U.K. regulators to establish a Third Country Branch to enable it to continue to operate in the U.K. The approval for the branch is expected to be secured by the end of the first quarter in 2022. Until such approval is confirmed, the U.K. branch continues to operate under the temporary permissions regime. This will add an additional regulatory burden on the U.K. branch as it will fall under the direct supervision of not only the Swedish regulators, but also that of the U.K. regulators.
Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
In 2008, the BMA introduced risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the Bermuda Solvency Capital Requirement model. While our subsidiaries, as they currently operate, currently have excess capital and surplus under these new requirements, there can be no assurance that such requirements or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.
Bermuda insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares and the voting rights of certain shareholders.
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
We have significant deferred tax assets, which may become devalued if either SiriusPoint does not generate sufficient future taxable income or applicable corporate tax rates are reduced (or applicable tax laws otherwise change).
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
In 2016 and early 2021, one of our legacy U.S. subgroups with legacy tax attributes experienced an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which is defined as an increase in the percentage of ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) by more than 50% over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). As a result, such U.S. subgroup is subject to annual limitations on its tax loss and credit carryforwards based on the equity value of the subgroup immediately before each ownership change, multiplied by an IRS-published rate. We have taken into account the application of Section 382 in evaluating the recoverability of our net deferred tax assets in the U.S. In the event the U.S. subgroup experiences another ownership change in the future, the Section 382 limitation would apply on top of the pre-existing Section 382 limitations.
Certain of our non-U.S. entities may become subject to United States federal income taxation.
We believe that our activities, as currently conducted and as contemplated, will not cause our non-U.S. entities to be treated as engaging in a United States trade or business and consequently will not cause us to be subject to current United States federal income taxation on our net income (except for specific subsidiaries due to their respective operating models). Because there are no definitive standards provided by the Code, regulations or other relevant authority as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature and must be made annually, we cannot assure you that the United States Internal Revenue Service (the “IRS”) will not successfully assert that we are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current United States federal income taxation. If one of our non-U.S. entities were deemed to be engaged in a trade or business in the United States (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), it would become subject to United States federal income tax on its net income “effectively connected” (or treated as effectively connected) with the U.S. trade or business, and could be subject to the “branch profits” tax on its after tax earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially and adversely affect our results of operations and financial condition.
We could also become subject to income tax in one or more countries, including the United States, as a result of our activities, adverse developments or changes in law, contrary conclusions by the relevant tax authorities or other causes. The imposition of any of these income taxes could materially and adversely affect our results of operations and financial condition.
Certain of our intragroup transactions could become subject to the U.S. Base Erosion and Anti-Abuse Minimum Tax (“BEAT”), which could have a material adverse impact on operating results and make it difficult to forecast our effective tax rate.
Introduced by the 2017 Tax Cuts and Jobs Act, BEAT is essentially an additional tax that can apply to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates (“base erosion payments”), including cross-border reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. Consistent with accounting guidance, the Company will treat BEAT as an in-period tax charge when incurred in future periods for which no deferred taxes need to be provided.

Under the BEAT statute and Treasury regulations issued thereunder, a U.S. taxpayer may qualify for certain exemptions from BEAT based on its historical gross receipts or base erosion payments being below specified thresholds. The availability of the latter exemption depends on the total amounts of base erosion payments and U.S. tax deductions for the current tax year, which is not yet known. Currently, legislative proposals include specific provisions that would amend the BEAT provisions. One of these proposed amendments, if enacted, would eliminate one or more exemptions of limitations. While we intend to operate in a manner that limits our exposure to BEAT, uncertainty remains and we cannot assure you that we will not be subject to material amounts of BEAT in the future.
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
PFIC status of the Company would subject a U.S. shareholder to tax on distributions from the Company in advance of when tax would otherwise be imposed, in which case the shareholder’s investment in the Company could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. federal income tax laws. A U.S. shareholder may avoid some of the adverse tax consequences of owning an equity interest in a PFIC by making a qualified electing fund (“QEF”) election. Such an electing U.S. shareholder is likely to recognize income in a taxable year in amounts significantly greater than the distributions received from the Company, if any. In the event we are classified as a PFIC in the future, we strongly encourage our shareholders to consult with their own tax advisors with regard to any available tax elections.
We will be treated as a PFIC for U.S. federal income tax purposes in any taxable year for which either (i) at least 75% of our gross income consists of certain types of "passive income" or (ii) at least 50% of the average value of our assets produce, or are held for the production of, passive income. Passive income includes dividends, interest, rents and royalties. For these purposes, if we own (directly or indirectly) at least 25% (by value) of the stock of another corporation, for purposes of determining whether we are a PFIC, we are treated as holding the proportionate share of the assets of such other corporation, and as receiving directly the proportionate share of the income of such other corporation. Under a specific exception, passive income does not include income derived in the active conduct of an insurance business by a qualifying insurance corporation. Whether an insurance company is a qualifying insurance corporation is determined based on an asset to liability test. The test requires the insurance company to have applicable insurance liabilities in excess of 25% of its total assets as reported on the company's financial statements. In January 2021, the Treasury and IRS issued final and proposed regulations providing guidance on the active insurance business exception, including the 25% test and calculation of income that is not treated as passive. The proposed regulations are not effective until adopted in final form. The IRS requested comments on several aspects of the proposed regulations. It is uncertain when the proposed regulations will be finalized, and whether and how the provisions of any final or temporary regulations will vary from proposed regulations.
Based on our assets, income, applicable financial statements and activities, including those of our subsidiaries engaged in the active conduct of an insurance business, we do not expect that we will be treated as a PFIC in 2022. However, this conclusion is not free from doubt and the IRS could take a contrary position. While we expect that our insurance subsidiaries will qualify for the active insurance income exception for qualified insurance corporations, in light of pending regulations and in the absence of other detailed guidance, there can be no assurance that our insurance subsidiaries will meet the requirements for this exception. Moreover, PFIC classification is a factual determination made annually, and even if we are not a PFIC in 2022, we could become a PFIC in later years. Accordingly, we cannot assure you that we will not be treated as a PFIC for 2022 or for any future year.

If we were treated as a controlled foreign corporation (“CFC”) with respect to a U.S. shareholder or we were subject to the rules for related person insurance income (“RPII”), certain U.S. shareholders (including tax-exempts) could become subject to adverse tax consequences.
A CFC for U.S. federal income tax purposes is any foreign corporation if, on any day of the taxable year, 10% U.S. shareholders own (directly, indirectly through foreign entities or by attribution by application of certain constructive ownership rules) more than 50% (25% in the case of certain insurance companies) of the total combined voting power of all classes of that corporation's voting shares, or more than 50% (25% in the case of certain insurance companies) of the total value of all the corporation's shares. If we were a CFC, each 10% U.S. shareholder must annually include in its income its pro rata share of our "subpart F income," and "global intangible low-taxed income" (“GILTI”) even if no distributions are made.
If, with respect to any of our non-U.S. insurance subsidiaries, (i) 20% or more of the gross income in any taxable year is attributable to insurance or reinsurance policies of which the direct or indirect insureds are direct or indirect U.S. shareholders of SiriusPoint (regardless of the number of shares owned by those shareholders) or persons related to such U.S. shareholders and (ii) direct or indirect insureds, whether or not U.S. persons, and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, U.S. shareholders would most likely be required to include their allocable share of the RPII of the applicable subsidiary for the taxable year in its income, even if no distributions are made. Proposed Treasury regulations published in January 2022 would aggregate all U.S. shareholders for purposes of the 50% ownership test above, which would have the effect of significantly increasing the likelihood that such U.S. shareholders would be subject to RPII. These proposed regulations also address the RPII treatment of certain cross-insurance arrangements and pass-through entities. Especially in light of these proposed regulations, there is no assurance that a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of RPII in any taxable year.
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
New tax laws and regulations, along with changes in existing tax laws and regulations, are continuously being proposed and enacted; more specifically, the OECD and the Biden administration have published proposals that, if or when enacted, could result higher taxation of the Company.
The tax laws and interpretations thereof regarding whether a company is engaged in a United States trade or business, is a CFC, has related party insurance income or is a PFIC are subject to change, possibly on a retroactive basis. Certain regulations regarding the application of the PFIC rules to an insurance company and regarding related party insurance income are in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.
Since 2017, the 141 member countries of the G20/OECD Inclusive Framework on BEPS have developed a two-pillar approach to address the tax challenges arising from the digitalization of the economy. “Pillar One” addresses nexus and profit allocation challenges, while “Pillar Two” addresses perceived base erosion. In December 2021, the OECD published two model rules implementing a 15% global minimum tax: first, an income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the low-taxed income of a subsidiary, and second, an “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the low-tax income of an affiliate is not subject to tax under an IIR. The OECD is expected to publish detailed commentaries on these model rules in 2022, with implementation by member countries of the model rules in 2023 or 2024.
The Biden administration has also proposed various tax reform measures including an increase in the U.S. corporate tax rate from 21% to 28%, a new 15% minimum tax on “book” income, an increase in the GILTI rate, and replacement of BEAT with a version of the OECD’s undertaxed payment rule.
According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list”. Relatedly, in 2020, Bermuda was removed from the list of non-cooperative jurisdictions maintained by the Council of European Union. Nonetheless, these classifications are subject to change, especially considering the OECD’s other initiatives including the global minimum tax. Accordingly, we are unable to predict whether any changes will be made to these classifications or whether any such changes in classification or in tax law would subject us or our Bermuda entities to new or additional taxes in the future.
As a result of changes in applicable tax law emanating from the developments discussed above (or other future developments), our earnings could become subject to increased income tax, or intercompany payments or transactions could become subject to additional tax, in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed. The applicable tax authorities could also attempt to apply such taxes to past earnings and payments. Any such additional taxes could materially increase our effective tax rate and adversely affect our financial position and results of operations. Also, new tax or information reporting laws may increase the complexity and costs associated with tax compliance.
Our operations may be affected by the introduction of EU mandatory disclosure rules under DAC 6.
On June 25, 2018, the new mandatory disclosure rules (MDRs) for qualifying intermediaries and relevant taxpayers entered into force in the EU. In short, under EU Council Directive 2018/822 (commonly referred to as “DAC 6”), as of July 1, 2020, EU-based intermediaries or, in some cases, taxpayers, are required to disclose to their tax authorities information on certain reportable cross-border arrangements within 30 days from a defined reporting trigger. The scope of the arrangements and conditions which may trigger disclosure is very wide, and not limited to aggressive tax planning or indeed (for certain of the conditions) to arrangements which have any tax motive. Although first disclosures were not required until August 2020, the rules will apply retrospectively to any arrangements put in place or made available for implementation on or after June 25, 2018. The obligation to file disclosures under DAC 6 will fall on persons acting as intermediaries, which in many cases may require our advisers and other service providers to file disclosures relating to arrangements we are party to, in the first instance.
We intend to operate in compliance with DAC 6 mandatory disclosure rules. Maintaining compliance is likely to entail some cost to us, and any inadvertent failure to comply with our obligations may lead to fines and penalties, which would have an adverse effect on our results. Our shareholders and their respective intermediaries could also be subject to certain disclosure obligations in relation to their investment in us, and should seek guidance from their own advisors in respect of the potential application of the EU DAC 6 to them.
Risks Relating to Our Common Shares
Future sales of shares by existing shareholders could cause our share price to decline, even if our business is performing well.
A substantial amount of our common shares are held by a small number of holders, and sales of our common shares by those holders in the public market could occur at any time, subject to the applicable volume, manner of sale and other limitations of Rule 144. In addition, certain of our significant shareholders may distribute shares that they hold to their investors who themselves may then sell into the public market. These sales, or the perception that these sales could occur, could cause the market price of our common shares to decline. Also, as our common shares are thinly traded, our stock price may be more sensitive to price changes than stocks that are more widely traded.
Certain existing holders of our common shares also have registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future. In the event that we register the common shares for the holders of registration rights, they can be freely sold in the public market at any time.
As of December 31, 2021, approximately 30 million common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. In addition, as of December 31, 2021, there were share options outstanding (subject to vesting) for approximately 7 million common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, compensation arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
Only one industry analyst covers our Company and the publication of negative research or reports or the failure to publish reports about our business, could impact our share price and our trading volume could decline.
The trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us, our business and our market. Currently, only one industry analyst covers the Company. The limited number of analysts covering our Company impacts our share price and the trading volume of our shares. If this analyst ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline.
If the ownership of our common shares continues to be concentrated, it could prevent you and other shareholders from influencing significant corporate decisions.
As of December 31, 2021, CM Bermuda Ltd. (“CM Bermuda”), Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and BlackRock, Inc. beneficially own approximately 37.9%, 7.6% and 7.1% of our issued and outstanding common shares, respectively, after giving effect to the issuance of warrants and options representing the right to purchase 38,210,850 common shares. Pursuant to the Investor Rights Agreement, between the Company and CM Bermuda, dated as of February 26, 2021 (the “CMB Investor Rights Agreement”), CM Bermuda and its affiliates’ voting power in the Company is capped at 9.9%, in accordance with the terms described in the CMB Investor Rights Agreement and our Bye-laws. As a result of the concentration of ownership, CM Bermuda, the Loeb Entities and BlackRock, Inc. could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
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
Business Combinations with Large Shareholders or Affiliates: As a Bermuda company, business combinations with large shareholders or affiliates, including mergers, asset sales and other transactions, do not require prior approval from the Board of Directors or from shareholders. Delaware corporations, however, need prior approval from the Board of Directors or a super-majority of shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Our bye-laws include a provision restricting business combinations with interested shareholders consistent with the corresponding Delaware statute.
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
Indemnification of Directors and Officers: We have entered into indemnification agreements with our directors and officers. The indemnification agreements provide that we will indemnify our directors or officers or any person appointed to any committee by the Board of Directors acting in their capacity as such in relation to any of our affairs for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.
Provisions in our bye-laws may reduce or increase the voting rights of our shares.
In general, and except as provided under our bye-laws and as described below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to sections 957 and 958 of the Code of any United States person that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such United States person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a United States person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. shareholder.
Our bye-laws also contain a provision that will cap the total voting power of CM Bermuda, its affiliates and related persons in SiriusPoint at 9.9% for so long as CM Bermuda, its affiliates and related persons hold more than 9.9% of our common shares.
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
•authorize our board to issue “blank check” preferred shares;

•prohibit us from engaging in a business combination with a person who acquires at least 15% of our common shares for a period of three years from the date such person acquired such common shares unless board and shareholder approval is obtained prior to the acquisition;
•require that directors only be removed from office for cause by majority shareholder vote;
•require a supermajority vote of shareholders to effect certain amendments to our memorandum of association and bye-laws; and
•provide a consent right on the part of Daniel S. Loeb to any amendments to our bye-laws or memorandum of association which would have a material adverse effect on his rights for so long as he holds not less than 25% of the number of shares respectively held as of December 22, 2011.
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
•action by institutional shareholders or other large shareholders, including future sales;
•speculation in the press or investment community;
•investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•any announcement by us or our competitors of a significant contract, acquisition, strategic transaction or expansion into a new line of business;
•our ability to successfully integrate Sirius Group following the acquisition;
•our ability to execute on our strategic transformation;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space throughout the United States, Canada, Europe and Asia. We renew and enter into new leases in the ordinary course of business. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. For further discussion of our leasing commitments at December 31, 2021, refer to Note

22 “Commitments and contingencies” in our audited consolidated financial statements included elsewhere in this Annual Report.
Item 3. Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In the Company’s industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, the Company’s direct insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving or arising out of claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate. The Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its results of operations, financial condition, business or operations.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are listed on the NYSE under the symbol “SPNT”. On February 24, 2022, the latest practicable date, there were 365 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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

Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”) for the five year period commencing December 31, 2016 through to December 31, 2021. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
tSPNT	$100.00	$126.84	$83.46	$91.08	$82.42	$70.39
■S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
▲Dow Jones P&C	$100.00	$115.38	$109.25	$136.71	$137.47	$163.65
1.The above graph assumes that the value of the investment was $100 on December 31, 2016.
2.This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Issuer Purchases of Equity Securities
During the years ended December 31, 2021, 2020 and 2019 the Company did not repurchase any of its common shares.
On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding contingent value rights ("CVRs") and warrants, which will allow the Company to repurchase up to $61.3 million of the Company’s outstanding common shares, CVRs and warrants. As of December 31, 2021, all of such authorization remained available.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”).
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
Our fiscal year ends December 31 and, unless otherwise noted, references to years are for fiscal years ended December 31.
For discussion of our results of operations and changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019, prior to the change in reportable segments discussed herein, refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K which was filed with the SEC on February 23, 2021.

Overview
We are a holding company domiciled in Bermuda. Through our subsidiaries, we provide multi-line insurance and reinsurance products and services on a worldwide basis. We aim to be a highly diversified business with a sustainable and scalable underwriting platform, and a portfolio of insurance-related businesses. We seek to leverage our underwriting talent and capabilities, proven management expertise and geographical footprint, to build on our existing portfolio and identify new opportunities to create value. We intend to allocate our capital to the best opportunities and react quickly to new risks.
We are focused on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines. We have embarked on a series of strategic partnerships which we see as a key differentiator and a means by which we can add value and drive disruptive change in the industry, responding to consumers’ insurance needs. Refer to Part I. Item 1. “Business” for additional information on our recent Strategic Investments and partnerships.
Products & Services
The acquisition of Sirius Group created a highly diversified portfolio with expanded underwriting capabilities, geographical footprint and product offerings. In 2021, we began classifying our business into two reportable segments - Reinsurance and Insurance & Services. Where applicable, all prior periods presented have been revised to conform to this new presentation. Each segment is described below.
Reinsurance Segment
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis. We participate in the broker market for reinsurance treaties written in the United States and Bermuda primarily on a proportional and excess of loss basis. Our international book of business consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business, primarily in Europe, Asia and Latin America.
The Reinsurance segment provides coverage in the following product lines: Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property.
Insurance & Services Segment
The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. Insurance & Services revenues allows us to diversify our traditional reinsurance portfolio and generally has lower capital requirements. In addition, service fees from MGAs and their insurance provided are generally not as prone to the volatile underwriting cycle that is common in reinsurance marketplace. The Insurance & Services segment provides coverage in the following product lines: A&H, Environmental, Workers’ Compensation, and other lines of business including a cross section of property and casualty lines.
Investment Management
As a result of the acquisition of Sirius Group, we repositioned and continue to reposition our investment portfolio to better align with our underwriting strategy, while leveraging our strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. Third Point LLC continues to manage the majority of our alternative investments as well as working with us on tailored asset-liability management strategies that are tailored to our risk and capital considerations. We believe that this is a strategic differentiator on our returns, reduces risk and volatility, and creates a portfolio mix more in line with peer property/casualty reinsurers.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.

Recent Developments & Business Outlook
Acquisition of Sirius International Insurance Group, Ltd.
On February 26, 2021, the Company completed the acquisition of Sirius Group. We accounted for the acquisition of Sirius Group under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805 Business Combinations. The total transaction consideration was $1,079.8 million, which was comprised of stock, cash, and other contingent value components. The associated bargain purchase gain from the Sirius Group acquisition was $50.4 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the total deal consideration. The gain from bargain purchase is included in other revenues in the consolidated statements of income. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
Our results of operations and financial condition for the year ended December 31, 2021 include Sirius Group for the period from February 26, 2021 through December 31, 2021. The following discussion and analysis of our results of operations for the year ended December 31, 2021, compared to the years ended December 31, 2020 and 2019, as well as our liquidity and capital resources as of December 31, 2021, should be read in that context. In addition, the results of operations for the year ended December 31, 2021 and financial condition as of December 31, 2021 may not be reflective of the ultimate ongoing business of the combined entities.
We believe that our operating subsidiaries, following the acquisition of Sirius Group, have adequate capital resources in the aggregate, and the ability to produce sufficient cash flows to meet expected claims payments and operational expenses, including but not limited to dividend and interest payments.
During the year ended December 31, 2021, the Company recorded $58.8 million of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $29.1 million of compensation-related expenses.
See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the Sirius Group acquisition.
Catastrophe Losses
Catastrophe losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2021 were $329.0 million. Excluding $3.0 million of catastrophe losses in Corporate results, catastrophe losses from the operating segments were 18.8 percentage points on the core combined ratio. This includes $133 million for the European floods and $100 million for Hurricane Ida, with a ground-up assessment of client exposed business to each event and a top-down estimate, based on industry loss for each event and an estimate of our market share, and also includes $41 million from June windstorms and winter storm Uri. Sirius Group’s Uri losses fell into the pre-acquisition period, and, if included in the Company’s results, total catastrophe losses would have been $365 million. In January 2022, we exited certain property business that no longer fit our risk profile or meet risk adjusted return criteria. Refer to Part I, Item 1. “Business – Operational Priorities” for additional information. Catastrophe losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2020 were $36.6 million, or 6.3 percentage points on the core combined ratio, related to Hurricane Laura and other 2020 catastrophe events.
Loss Portfolio Transfer
On October 29, 2021, we closed a LPT transaction with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. As a result of the LPT, we dissolved Sirius Point Global Solutions, Inc., which specialized in the acquisition and management of runoff liabilities for insurance and reinsurance companies, both in the United States and internationally, as well as asbestos and environmental risks and other long-tailed liability exposures.
The LPT covers $362 million of the Company’s loss reserves for the subject business, including much of the legacy Sirius Group runoff portfolio, including asbestos and environmental lines, for a premium of $381 million. We recognized a net Corporate charge of $23 million, including $4 million of federal excise tax expense, in the fourth quarter of 2021.
Our transaction with the Compre Group underscores the ongoing transformation of SiriusPoint, our focus on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines, and provides further certainty on SiriusPoint’s reserve position. Following the completion of the LPT, our net loss reserves from Runoff business were reduced by 48%, although the Company will have continuing exposures to risk from its legacy runoff liabilities. In addition, the LPT, as a reinsurance contract, does not relieve us of our obligation to our insureds.
COVID-19 Pandemic
The COVID-19 pandemic has had and is expected to continue to have a significant effect on the (re)insurance industry. The industry has been impacted by a number of factors including: uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs, inflation, equity market volatility and ongoing business and financial market impacts of COVID-19 associated economic downturn. We continue to maintain a strong capital position despite the uncertainty associated with COVID-19. We will continue to prudently assess the investment opportunities presented to us, and believe that we are well positioned to continue to deploy our capital efficiently. The ultimate impact of COVID-19 on current business in force as well as risks and potential opportunities on future business remains highly uncertain.
For the year ended December 31, 2021, we recorded $8.7 million (2020 - $46.7 million) of COVID-19 losses, as a result of recognition of losses incurred related to unearned premium converting to earned premium, while our ultimate loss incurred estimates remained unchanged.
Business Outlook
Insurance & Services
The majority of insurance lines we underwrite continue to show significant rate improvement. Although some lines, such as directors & officers, are beginning to experience a slowing of rate momentum, we believe rate is still outpacing loss cost in most lines of business. In select lines, such as cyber, significant rate increases continue due to imbalances between supply and demand. We continue to see strong growth in the program business, with momentum for new MGAs, largely in casualty and specialty lines. Some of this momentum is due to the entrepreneurialism and technology disruption we are witnessing in the primary markets, which is also fueling growth for fronting companies.
The volume of invested capital in the private insurtech market in the first three quarters of 2021 surpassed $10 billion and eclipsed the $7 billion for the full year of 2020. Fundraising rounds of over $100 million continue to represent approximately 50% of total funds raised, generally with a significantly increased number of investors per raise. Prospects of higher interest rates, partially driven by recent high inflation rates, could move capital away from alternative investment categories toward more traditional fixed income asset classes. Publicly traded insurtechs experienced marked declines in valuation multiples in 2021. Some of the decline can be attributed to those companies supporting in-house insurance capital and transitioning away from revenue-based valuations toward valuations based on cash flow or book value. Additionally, the substantial number of cancelled IPO or de-SPAC transactions that took place in 2021 could indicate some limitations on avenues for exit or monetization. Currently, the combination of availability of capital and investors continues to support the valuation and activity in the private insurtech market.
Reinsurance
While the reinsurance markets are benefiting from the positive primary insurance environment, financial results have and continue to be materially affected by elevated levels of catastrophe losses in the property reinsurance market compared to historical averages. This has caused many reinsurers to re-evaluate their positions in property, reducing aggregates and moving away from ground up exposures.
Outside of property, in the casualty and specialty reinsurance markets, rate momentum and performance remain strong, although primary carriers continue to increase retentions, causing erosion in terms passed on to reinsurers. Thus, ceding commissions on pro rata business have increased, muting the benefit of increased rate being passed on to reinsurers. However, the increase in costs for reinsurers furthers the gap in performance between insurance and reinsurance. Conversely, the MGA driven program business that is fueling growth among an increasing universe of fronting carriers continues to rely heavily on reinsurers as a primary source of underwriting capital.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	2021	2020
	($ in millions, except for per share data and ratios)
Core underwriting loss (1)	$(173.6)	$(68.7)
Core net services income (1)	$11.0	$0.4
Core loss (1)	$(162.6)	$(68.3)
Core combined ratio (1)	110.0%	111.9%
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	2.3%	9.6%
Basic book value per share (1)	$14.46	$16.88
Tangible basic book value per share (1)	$13.38	$16.88
Diluted book value per share (1) (2)	$14.33	$16.71
Tangible diluted book value per share (1)	$13.27	$16.71
(1)     Core underwriting loss, Core net services income, Core loss and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 5 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report. Basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share are non-GAAP financial measures. See definitions and reconciliations in “Non-GAAP Financial Measures”.
(2)    In the year ended December 31, 2021, we changed the method for calculating the dilutive effect of restricted shares, restricted share units and options to calculate the dilutive impact in a manner similar to how dilution is calculated using the treasury stock method for earnings per share. Prior periods presented have been revised to conform to this new presentation. See “Non-GAAP Financial Measures” for additional information.
Core Results
See “Segment Results” below for additional information.
Return on Average Common Shareholders’ Equity Attributable to SiriusPoint Common Shareholders
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders is calculated by dividing net income available to SiriusPoint common shareholders for the year by the average common shareholders’ equity determined using the common shareholders' equity balances at the beginning and end of the year.
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the years ended December 31, 2021 and 2020 was calculated as follows:

	2021	2020
	($ in millions)
Net income available to SiriusPoint common shareholders	$44.6	$143.5
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	$1,563.9	$1,414.1
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,303.7	1,563.9
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$1,933.8	$1,489.0
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	2.3%	9.6%
The decrease in return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to higher underwriting losses due to third quarter catastrophe events, partially offset by improved investment results.
The average common shareholders’ equity attributable to SiriusPoint common shareholders for the year ended December 31, 2021 was impacted by the additional equity issued related to the Sirius Group acquisition.
Basic and Tangible Basic Book Value Per Share
Basic book value per share and tangible basic book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” for an explanation and calculation.
As of December 31, 2021, basic book value per share was $14.46, representing a decrease of $2.42 per share, or 14.3%, from $16.88 per share as of December 31, 2020. As of December 31, 2021, tangible basic book value per share was $13.38, representing a decrease of $3.50 per share, or 20.7%, from $16.88 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, partially offset by net income during the year.
Diluted and Tangible Diluted Book Value Per Share
Diluted book value per share and tangible diluted book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. In the year ended December 31, 2021, we changed the method for calculating the dilutive effect of restricted shares, restricted share units and options to calculate the dilutive impact in a manner similar to how dilution is calculated using the treasury stock method for earnings per share. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of December 31, 2021, diluted book value per share was $14.33, representing a decrease of $2.38 per share, or 14.2%, from $16.71 per share as of December 31, 2020. As of December 31, 2021, tangible diluted book value per share was $13.27, representing a decrease of $3.44 per share, or 20.6%, from $16.71 per share as of December 31, 2020. The decreases were primarily due to the dilutive impact of shares and other securities issued in conjunction with the acquisition of Sirius Group, including the acquisition of intangible assets, partially offset by net income during the year.
Consolidated Results of Operations — Years ended December 31, 2021 and 2020
The following table sets forth the key items discussed in the consolidated results of operations section, which includes the results from the Company’s reportable segments and Corporate, and the year over year changes, for the years ended December 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Total underwriting loss	$(156.1)	$(71.7)	$(84.4)
Total realized and unrealized investment gains and net investment income	312.5	278.9	33.6
Other revenues	151.2	—	151.2
Net corporate and other expenses	(266.6)	(41.9)	(224.7)
Intangible asset amortization	(5.9)	—	(5.9)
Interest expense	(34.0)	(8.2)	(25.8)
Foreign exchange gains (loss)	44.0	(5.2)	49.2
Income tax (expense) benefit	10.7	(8.1)	18.8
Net income	$55.8	$143.8	$(88.0)
The key changes in our consolidated results for the year ended December 31, 2021 compared to the prior year are discussed below.
Underwriting loss
The increase in total underwriting loss for the year ended December 31, 2021 was primarily driven by third quarter catastrophe losses from the European floods and Hurricane Ida and a net Corporate charge of $23 million in the fourth quarter of 2021 related to the Compre LPT. Refer to “Segment Results” for additional information.
Other Revenues
For the year ended December 31, 2021, other revenues consisted of $51.1 million of service fee revenue from MGAs, $49.7 million of changes in the fair value of liability-classified capital instruments issued as part of the aggregate consideration for the Sirius Group acquisition and a bargain purchase gain of $50.4 million. The increase in service fee revenue was primarily due to fee revenue from IMG and Armada from the legacy Sirius Group companies from the date of acquisition. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value.
See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the bargain purchase gain recognized as a result of the Sirius Group acquisition and the components of the aggregate consideration.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020	Change
	($ in millions)
Investments in related party investment funds (1)	$909.6	$1,055.6	$(146.0)
Debt securities	2,085.6	101.3	1,984.3
Short-term investments	1,075.8	—	1,075.8
Equity securities	2.8	—	2.8
Other long-term investments	456.1	4.0	452.1
Total investments	4,529.9	1,160.9	3,369.0
Cash and cash equivalents	999.8	526.0	473.8
Restricted cash and cash equivalents (2)	948.6	1,187.9	(239.3)
Total invested assets and cash	$6,478.3	$2,874.8	$3,603.5
(1)Consists of our investments in TP Enhanced Fund and TP Venture Fund.
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing the Company’s contractual obligations under certain (re)insurance contracts that the Company will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments was the acquisition of Sirius Group on February 26, 2021. In addition, the increase in total investments was driven by the performance of the TP Enhanced Fund. During the fourth quarter of 2021, we redeemed $450.0 million from the TP Enhanced Fund, of which $200.0 million was reallocated to cash and fixed income investments and the remaining $250.0 million was reflected as a redemption receivable as of December 31, 2021. This portfolio repositioning better aligns our investment and underwriting strategies.
Investment Results
The following is a summary of the results from investments and cash for the years ended December 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Net realized and unrealized investment gains (losses)	$(16.9)	$69.2	$(86.1)
Net realized and unrealized investment gains from related party investment funds	304.0	195.0	109.0
Other net investment income	25.4	14.7	10.7
Total realized and unrealized investment gains and net investment income	$312.5	$278.9	$33.6
The following is a summary of total realized and unrealized investment gains and net investment income by investment classification, for the years ended December 31, 2021 and 2020:

	2021	2020	Change
	($ in millions)
Debt securities	$(4.9)	$72.7	$(77.6)
Short-term investments	1.6	—	1.6
Equity securities	(2.5)	—	(2.5)
Other long-term investments	35.2	—	35.2
Net realized and unrealized investment gains from related party investment funds	304.0	195.0	109.0
Net investment income before other investment expenses and investment income on cash and cash equivalents	333.4	267.7	65.7
Other investment expenses	(11.6)	(1.1)	(10.5)
Net investment income (loss) on cash and cash equivalents	(9.3)	12.3	(21.6)
Total realized and unrealized investment gains and net investment income	$312.5	$278.9	$33.6

Investment Returns
The following is a summary of the net investment returns for our net investments on a U.S. Dollar basis for the years ended December 31, 2021 and 2020:

	2021	2020
TP Enhanced Fund	27.9%	22.7%
Collateral and other investments managed by Third Point LLC	0.2%	4.9%
Fixed income investments acquired as part of Sirius Group acquisition (1)	(0.2)%	—%
Equity securities and other long-term investments acquired as part of Sirius acquisition (2)	7.3%	—%
(1)Fixed income investment returns in original currencies for investments acquired as part of the Sirius Group acquisition were 0.6% for the year ended December 31, 2021.
(2)Equity securities and other long-term investment returns in original currencies for investments acquired as part of the Sirius Group acquisition were 7.4% for the year ended December 31, 2021.
Total realized and unrealized investment gains and net investment income for the year ended December 31, 2021 was primarily attributable to investment income of $298.5 million from our investment in the TP Enhanced Fund, corresponding to a 27.9% return. The TP Enhanced Fund return was primarily attributable to long event/fundamental equities, in particular from private positions that executed well-received initial public offerings. In addition, the Company recognized $11.2 million in unrealized gains in private equity and hedge fund investments for the year ended December 31, 2021.
Total realized and unrealized investment gains and net investment income for the year ended December 31, 2020 was primarily attributable to investment income of $195.0 million from our investment in the TP Enhanced Fund, corresponding to a 22.7% return. The TP Enhanced Fund return was primarily attributable to long event/fundamental equities, in particular a renewed focus on growth and technology positions. In addition, investment income was attributable to investment income from our credit portfolio, with strong contributions from investments in investment grade corporate credit and residential mortgage backed securities.
Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a list of risks and factors that could adversely impact our investments results.
Net Corporate and Other Expenses
Net corporate and other expenses include services expenses as well as costs associated with operating as a publicly-traded company and non-underwriting activities. In addition, for the year ended December 31, 2021, net corporate and other expenses include costs related to the acquisition of Sirius Group, expected credit losses from the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable, and a gain from the sale of Cedar Insurance Company (“Cedar”).
The increase in net corporate and other expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in services expenses, professional and advisory fees and compensation-related expenses associated with the acquisition of Sirius Group, expected credit losses from the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable, and expenses from the legacy Sirius Group companies from the date of acquisition.
For the year ended December 31, 2021, we recorded $58.8 million (2020 - $16.7 million) of corporate expenses associated with the acquisition of Sirius Group, comprised of $29.7 million of professional and advisory fees and $29.1 million of compensation-related expenses.
For the year ended December 31, 2021, we recorded $120.5 million of services expenses (2020 - $1.0 million). The increase in the year ended December 31, 2021 was primarily due to services expenses from IMG and Armada from the legacy Sirius Group companies from the date of acquisition, and full year Arcadian expenses.
For the year ended December 31, 2021, we recorded current expected credit losses (“CECL”) of $21.0 million (2020 - $0.6 million). The increase in CECL for the year ended December 31, 2021 was primarily a result of the acquisition of Sirius Group. We recorded an expense to re-establish the acquired company’s current expected credit losses provision. See Note 15 “Allowance for expected credit losses” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the credit loss methodology.

For the year ended December 31, 2021, we recognized a $5.8 million gain from the sale of Cedar to Grandview Risk Holdings Ltd. See Note 4 “Significant transactions” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the sale of Cedar.
Amortization of Intangible Assets
The amortization of intangible assets for the year ended December 31, 2021 was due to intangible assets recognized as a result of the Sirius Group acquisition. See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the intangible assets recognized as a result of the Sirius Group acquisition.
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
The increase in interest expense for the year ended December 31, 2021 was due to $25.9 million of interest expense from the senior notes and the SEK subordinated notes, from the legacy Sirius Group companies from the date of acquisition.
Foreign Currency Translation
Except for the Canadian reinsurance operations of SiriusPoint America, the U.S. dollar is the functional currency for SiriusPoint’s business. Assets and liabilities are converted into the functional currency using current exchange rates; revenues and expenses are converted into the functional currency using the average exchange rate for the period. The conversion process results in foreign exchange gains (losses) in the consolidated results of operations.
The foreign exchange gains of $44.0 million for the year ended December 31, 2021 were primarily due to the Company’s international operations and from the foreign currency effects of the SEK subordinated notes.
The foreign exchange losses of $5.2 million for the year ended December 31, 2020 were primarily due to the revaluation of foreign currency loss and loss adjustment expense reserves denominated in British pounds to the United States dollar, which weakened in the current year period.
Income Tax (Expense) Benefit
The income tax benefit of $10.7 million for the year ended December 31, 2021 compared to the income tax expense of $8.1 million for the year ended December 31, 2020, was primarily driven by the release of the valuation allowance against Swedish foreign tax credits.
As a result of the acquisition of Sirius Group, the Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Sweden, Switzerland, the United Kingdom and the United States.
Segment Results — Years ended December 31, 2021, 2020 and 2019
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. In 2021, we began classifying our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results.
In addition, the results of all runoff business, including those that have asbestos and environmental (A&E) exposures, certain reinsurance contracts that have interest crediting features and the Compre LPT are included in Corporate.
Effective January 1, 2021, the Company changed its accounting policy for assumed written premiums. Previously, the Company estimated ultimate premium written for the entire contract period and recorded this estimate at inception of the contract. The Company changed its accounting policy to recognize premiums written ratably over the term of the related policy or reinsurance treaty. The change in accounting policy had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint common shareholders. See Note 2 “Significant accounting policies” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.

The following table sets forth the operating segment results, and the year over year changes, for the years ended December 31, 2021, 2020 and 2019:

	2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,350.4	$897.9	$2,248.3	$—	$(11.8)	$—	$2,236.5
Net premiums written	1,124.9	652.8	1,777.7	—	(43.5)	—	1,734.2
Net premiums earned	1,210.9	522.8	1,733.7	—	(16.7)	—	1,717.0
Loss and loss adjustment expenses incurred, net	999.6	320.6	1,320.2	(2.6)	8.9	—	1,326.5
Acquisition costs, net	302.7	149.7	452.4	(67.6)	3.0	—	387.8
Other underwriting expenses	105.5	29.2	134.7	—	24.1	—	158.8
Underwriting income (loss)	(196.9)	23.3	(173.6)	70.2	(52.7)	—	(156.1)
Services revenue	—	133.7	133.7	(82.6)	—	(51.1)	—
Services expenses	—	120.5	120.5	—	—	(120.5)	—
Net services fee income	—	13.2	13.2	(82.6)	—	69.4	—
Services noncontrolling loss	—	2.3	2.3	—	—	(2.3)	—
Net investment gains (losses) from Strategic Investments at fair value	0.3	(4.8)	(4.5)	—	—	4.5	—
Net services income	0.3	10.7	11.0	(82.6)	—	71.6	—
Segment income (loss)	$(196.6)	$34.0	$(162.6)	$(12.4)	$(52.7)	$71.6	$(156.1)

Underwriting Ratios: (1)
Loss ratio	82.6%	61.3%	76.1%				77.3%
Acquisition cost ratio	25.0%	28.6%	26.1%				22.6%
Other underwriting expenses ratio	8.7%	5.6%	7.8%				9.2%
Combined ratio	116.3%	95.5%	110.0%				109.1%

(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	2020
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$534.1	$25.5	$559.6	$—	$28.9	$—	$588.5
Net premiums written	497.3	16.0	513.3	—	28.9	—	542.2
Net premiums earned	575.6	7.1	582.7	—	28.1	—	610.8
Loss and loss adjustment expenses incurred, net	459.5	5.9	465.4	—	(0.1)	—	465.3
Acquisition costs, net	160.4	1.4	161.8	(0.1)	25.4	—	187.1
Other underwriting expenses	24.0	0.2	24.2	—	5.9	—	30.1
Underwriting loss	(68.3)	(0.4)	(68.7)	0.1	(3.1)	—	(71.7)
Services revenue	—	1.7	1.7	(1.7)	—	—	—
Services expenses	—	1.0	1.0	—	—	(1.0)	—
Net services fee income	—	0.7	0.7	(1.7)	—	1.0	—
Services noncontrolling income	—	(0.3)	(0.3)	—	—	0.3	—
Net services income	—	0.4	0.4	(1.7)	—	1.3	—
Segment loss	$(68.3)	$—	$(68.3)	$(1.6)	$(3.1)	$1.3	$(71.7)

Underwriting Ratios: (1)
Loss ratio	79.8%	83.1%	79.9%				76.2%
Acquisition cost ratio	27.9%	19.7%	27.8%				30.6%
Other underwriting expenses ratio	4.2%	2.8%	4.2%				4.9%
Combined ratio	111.9%	105.6%	111.9%				111.7%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	2019
	Reinsurance	Insurance & Services (2)	Core	Corporate	Total
	($ in millions)
Gross premiums written	$575.3	$5.5	$580.8	$87.6	$668.4
Net premiums written	563.9	5.5	569.4	87.6	657.0
Net premiums earned	606.8	4.7	611.5	88.6	700.1
Loss and loss adjustment expenses incurred, net	404.3	3.9	408.2	(4.7)	403.5
Acquisition costs, net	204.2	0.4	204.6	91.0	295.6
Other underwriting expenses	24.9	0.2	25.1	9.1	34.2
Segment income (loss)	$(26.6)	$0.2	$(26.4)	$(6.8)	$(33.2)

Underwriting Ratios: (1)
Loss ratio	66.6%	83.0%	66.8%		57.6%
Acquisition cost ratio	33.7%	8.5%	33.5%		42.2%
Other underwriting expenses ratio	4.1%	4.3%	4.1%		4.9%
Combined ratio	104.4%	95.8%	104.4%		104.7%

(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(2)There were no Insurance & Services MGAs during the year ended December 31, 2019.

We measure segment performance as Core income, which is comprised of two components, underwriting income and net services income. Core segment income is the combined total for the Company’s two segments, Reinsurance and Insurance & Services.
Premium Volume
Gross premiums written
Core gross premiums written increased by $1,688.7 million, or 301.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase in gross premiums written of $1,549.6 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Core gross premiums written decreased by $21.2 million, or 3.6%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to certain contracts that we did not renew, including certain contracts which no longer fit our underwriting criteria as a result of our shift in underwriting strategy. This decrease was partially offset by new contracts bound in the current year.
Net premiums written
Core net premiums written increased by $1,264.4 million, or 246.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase in net premiums written of $1,171.4 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Core net premiums written decreased by $56.1 million, or 9.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to certain contracts that we did not renew, including certain contracts which no longer fit our underwriting criteria as a result of our shift in underwriting strategy. The decrease was also due to an increase in gross premiums ceded in the year ended December 31, 2020, primarily due to one fronted reinsurance treaty, a small number of property catastrophe retro purchases for the purposes of portfolio management and gross premiums ceded of $9.5 million relating to Arcadian.
Net premiums earned
Core net premiums earned increased by $1,151.0 million, or 197.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase in net premiums earned of $1,207.3 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition.
Core net premiums earned decreased by $28.8 million, or 4.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a lower in-force underwriting portfolio.
Underwriting results
Year ended December 31, 2021 and 2020
We generated a Core underwriting loss of $173.6 million and a Core combined ratio of 110.0% for the year ended December 31, 2021, compared to a Core underwriting loss of $68.7 million and a Core combined ratio of 111.9% for the year ended December 31, 2020. The change in underwriting results was primarily driven by the Reinsurance segment as a result of catastrophe losses from the European floods and Hurricane Ida and the increase in underwriting activity as a result of the acquisition of Sirius Group, partially offset by net favorable prior year loss reserve development.
Core catastrophe losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2021 were $326.0 million, or 18.8 percentage points on the Core combined ratio, including $133 million for the European floods and $97 million for Hurricane Ida, based on our ground-up assessment of client exposed business to each event and a top-down estimate, based on industry loss for each event and an estimate of our market share, and also includes $41 million from June windstorms and winter storm Uri. Core catastrophe losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2020 were $36.6 million, or 6.3 percentage points on the Core combined ratio, related to Hurricane Laura and other 2020 catastrophe events.

Core net favorable prior year loss reserve development was $32.1 million for the year ended December 31, 2021. The change from the prior period was driven by:
•$18.6 million of net favorable prior year reserve development in the Reinsurance segment as a result of better than expected loss reserve emergence on historical property events relating to multiple accident years and better than expected attritional loss experience; and
•$13.5 million of net favorable prior year reserve development in the Insurance & Services segment as a result of better than expected loss experience in A&H for recent accident years.
The change in Core underwriting loss for the year ended December 31, 2020 for prior period loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs, resulted in a $33.7 million increase in Core underwriting loss. The adverse underwriting loss development for the year ended December 31, 2020 was a result of accumulated loss experience and cedent reserving increases, indicating that underlying casualty loss trends were higher than initial pricing and reserving.
Core COVID-19 losses for the year ended December 31, 2021 were $9.6 million compared to $46.7 million for the year ended December 31, 2020, from the earn in of losses on unearned premium converting to earned premium in our Reinsurance segment, while our ultimate loss incurred estimates remained unchanged.
Year ended December 31, 2020 and 2019
We generated a Core underwriting loss of $68.7 million and a Core combined ratio of 111.9% for the year ended December 31, 2020, compared to a Core underwriting loss of $26.4 million and a Core combined ratio of 104.4% for the year ended December 31, 2019. The increase in Core underwriting loss was primarily due to the global outbreak of the COVID-19 pandemic, prior year adverse development and higher catastrophe losses.
For the year ended December 31, 2020, we incurred Core catastrophe losses of $36.6 million, net of reinstatement premiums and profit commission adjustments, or 6.3 percentage points on the Core combined ratio, primarily related to Hurricane Laura and other 2020 catastrophe events, compared to $29.0 million, net of reinstatement premiums and profit commission adjustments, in the year ended December 31, 2019, or 4.7 percentage points on the Core combined ratio, related to Hurricane Dorian, Typhoons Faxai and Hagibis and other 2019 catastrophe events.
The change in Core underwriting loss for the year ended December 31, 2020 for prior period loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs, resulted in a $33.7 million increase in Core underwriting loss, compared to a minimal increase in the Core underwriting results for the year ended December 31, 2019.
Core COVID-19 losses for the year ended December 31, 2020 were $46.7 million, net of additional premiums, or 8.0 percentage points on the Core combined ratio. These losses were driven primarily by event cancellation, property business interruption, and certain casualty and multi-line quota share contracts.
Services Results
Year ended December 31, 2021 and 2020
Core services revenue was $133.7 million for the year ended December 31, 2021 compared to $1.7 million for the year ended December 31, 2020. The increase was primarily a result of services revenue from IMG and Armada from the date of acquisition of Sirius Group.
We generated Core net services income of $11.0 million for the year ended December 31, 2021 compared to $0.4 million for the year ended December 31, 2020 primarily due to net services income from IMG and Armada from the date of acquisition of Sirius Group.
Year ended December 31, 2020 and 2019
Core services revenue was $1.7 million for the year ended December 31, 2020 compared to $nil for the year ended December 31, 2019 as a result of services revenue from our Bermuda incorporated MGA, Arcadian, in which we invest capital and expertise. Arcadian commenced operations on October 1, 2020. There were no MGAs in the year ended December 31, 2019.

We generated Core net services income of $0.4 million for the year ended December 31, 2020 compared to $nil for the year ended December 31, 2019 due to our newly formed MGA, Arcadian.
Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment:

	2021	2020	Change	2019	Change
	($ in millions)
Gross premiums written	$1,350.4	$534.1	$816.3	$575.3	$(41.2)
Net premiums written	1,124.9	497.3	627.6	563.9	(66.6)
Net premiums earned	1,210.9	575.6	635.3	606.8	(31.2)
Loss and loss adjustment expenses incurred, net	999.6	459.5	540.1	404.3	55.2
Acquisition costs, net	302.7	160.4	142.3	204.2	(43.8)
Other underwriting expenses	105.5	24.0	81.5	24.9	(0.9)
Underwriting loss	$(196.9)	$(68.3)	$(128.6)	$(26.6)	$(41.7)

Underwriting Ratios: (1)
Loss ratio	82.6%	79.8%	2.8%	66.6%	13.2%
Acquisition cost ratio	25.0%	27.9%	(2.9)%	33.7%	(5.8)%
Other underwriting expenses ratio	8.7%	4.2%	4.5%	4.1%	0.1%
Combined ratio	116.3%	111.9%	4.4%	104.4%	7.5%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment increased by $816.3 million, or 152.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase in premiums of $928.7 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition. Excluding the premiums from the Sirius Group legacy companies, the decrease in gross premiums written was due to a reduction in property catastrophe excess reinsurance premiums to reduce catastrophic risk exposures in anticipation of the Sirius Group acquisition.
Gross premiums written in the Reinsurance segment decreased by $41.2 million, or 7.2%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to one multi-line contract for $96.3 million which no longer fit our underwriting criteria following our shift in underwriting strategy, which we did not renew in the year ended December 31, 2020, partially offset by new property business of $56.0 million.
Underwriting Results
Year ended December 31, 2021 and 2020
The Reinsurance segment generated an underwriting loss of $196.9 million and a combined ratio of 116.3% for the year ended December 31, 2021, compared to an underwriting loss of $68.3 million and a combined ratio of 111.9% for the year ended December 31, 2020. The change in underwriting results for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by increased catastrophe losses from the European floods and Hurricane Ida and the increase in underwriting activity as a result of the acquisition of Sirius Group, partially offset by net favorable prior year loss reserve development and lower COVID-19 losses.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2021 in the Reinsurance segment were $324.5 million, including $133 million for the European floods and $95 million for Hurricane Ida, based on our ground-up assessment of client exposed business to each event and a top-down estimate, based on industry loss for each event and an estimate of our market share, and also includes $41 million from June windstorms and winter storm Uri. Catastrophe losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2020 in the Reinsurance segment were $36.6 million related to Hurricane Laura and other 2020 catastrophe events.

COVID-19 losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2021 in the Reinsurance segment were $1.1 million compared to $46.7 million for the year ended December 31, 2020, from the earn in of losses on unearned premium converting to earned premium.
Net favorable prior year loss reserve development was $18.6 million in the Reinsurance segment for the year ended December 31, 2021 as a result of better than expected loss reserve emergence on historical property events relating to multiple accident years and better than expected attritional loss experience.
Net adverse prior year loss reserve development was $37.7 million in the Reinsurance segment for the year ended December 31, 2020 for prior period loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs. The adverse underwriting loss development for the year ended December 31, 2020 was a result of accumulated loss experience and cedent reserving increases, indicating that underlying casualty loss trends were higher than initial pricing and reserving.
Year ended December 31, 2020 and 2019
The Reinsurance segment generated an underwriting loss of $68.3 million and a combined ratio of 111.9% for the year ended December 31, 2020, compared to an underwriting loss of $26.6 million and a combined ratio of 104.4% for the year ended December 31, 2019. The increase in underwriting loss in the year ended December 31, 2020 was primarily due to $37.7 million of prior year net adverse underwriting loss development relating to certain casualty reserves in response to our accumulated loss experience and the broader industry trends of social inflation, in addition to COVID-19 losses of $46.7 million. COVID-19 losses were driven primarily by event cancellation, property business interruption, and certain casualty and multi-line quota share contracts.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the year ended December 31, 2020 in the Reinsurance segment were $36.6 million primarily related to Hurricane Laura and other 2020 catastrophe events, compared to $29.0 million in the year ended December 31, 2019 related to Hurricane Dorian, Typhoons Faxai and Hagibis and other 2019 catastrophe events.
Insurance & Services Segment
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including fronting services, risk capital and equity and debt financing. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. The Insurance & Services segment provides coverage in the following product lines: A&H, Environmental, Workers' Compensation, and other lines of business including a cross section of property and casualty lines.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the year over year changes, for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	Change	2019	Change
	($ in millions)
Gross premiums written	$897.9	$25.5	$872.4	$5.5	$20.0
Net premiums written	652.8	16.0	636.8	5.5	10.5
Net premiums earned	522.8	7.1	515.7	4.7	2.4
Loss and loss adjustment expenses incurred, net	320.6	5.9	314.7	3.9	2.0
Acquisition costs, net	149.7	1.4	148.3	0.4	1.0
Other underwriting expenses	29.2	0.2	29.0	0.2	—
Underwriting income (loss)	23.3	(0.4)	23.7	0.2	(0.6)
Services revenue	133.7	1.7	132.0	—	1.7
Services expenses	120.5	1.0	119.5	—	1.0
Net services fee income	13.2	0.7	12.5	—	0.7
Services noncontrolling (income) loss	2.3	(0.3)	2.6	—	(0.3)
Net investment gains (losses) from Strategic Investments at fair value	(4.8)	—	(4.8)	—	—
Net services income	10.7	0.4	10.3	—	0.4
Segment income	$34.0	$—	$34.0	$0.2	$(0.2)

Underwriting Ratios: (1)
Loss ratio	61.3%	83.1%	(21.8)%	83.0%	0.1%
Acquisition cost ratio	28.6%	19.7%	8.9%	8.5%	11.2%
Other underwriting expenses ratio	5.6%	2.8%	2.8%	4.3%	(1.5)%
Combined ratio	95.5%	105.6%	(10.1)%	95.8%	9.8%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Insurance & Services segment increased by $872.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase in premiums of $620.8 million as a result of new premiums from the legacy Sirius Group companies from the date of acquisition, and due to an increase in premium written of $183.4 million from Arcadian.
Gross premiums written in the Insurance & Services segment increased by $20.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to new casualty premium written of $19.0 million in the period from Arcadian.
Underwriting Results
Year ended December 31, 2021 and 2020
The Insurance & Services segment generated underwriting income of $23.3 million and a combined ratio of 95.5% for the year ended December 31, 2021, compared to an underwriting loss of $0.4 million and a combined ratio of 105.6% for the year ended December 31, 2020. The change in underwriting results for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by underwriting income from the legacy Sirius Group companies from the date of acquisition. A&H continues to benefit from favorable loss ratio trends in its healthcare products due to the recognition of lower healthcare utilization rates that we attribute to the COVID-19 pandemic.
Net favorable prior year loss reserve development was $13.5 million for the year ended December 31, 2021, compared to minimal adverse prior year loss reserve development for the year ended December 31, 2020. The change from the prior period was a result of better than expected loss experience in A&H for recent accident years.

Year ended December 31, 2020 and 2019
The Insurance & Services segment generated an underwriting loss of $0.4 million and a combined ratio of 105.6% for the year ended December 31, 2020, compared to underwriting income of $0.2 million and a combined ratio of 95.8% for the year ended December 31, 2019.
Services Results
Year ended December 31, 2021 and 2020
Services revenue was $133.7 million for the year ended December 31, 2021 compared to $1.7 million for the year ended December 31, 2020. The increase was primarily a result of services revenue from IMG and Armada from the date of acquisition of Sirius Group.
We generated net services income of $10.7 million for the year ended December 31, 2021 compared to $0.4 million for the year ended December 31, 2020 primarily due to net services income from IMG and Armada from the date of acquisition of Sirius Group.
Year ended December 31, 2020 and 2019
Services revenue was $1.7 million for the year ended December 31, 2020 compared to $nil for the year ended December 31, 2019 as a result of services revenue from Arcadian. Arcadian commenced operations on October 1, 2020. There were no MGAs in the year ended December 31, 2019.
We generated net services income of $0.4 million for the year ended December 31, 2020 compared to $nil for the year ended December 31, 2019 due to our newly formed MGA, Arcadian.
Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have A&E and other latent liability exposures and certain reinsurance contracts that have interest crediting features. Corporate also includes the results from the Compre LPT for the year ended December 31, 2021. The following table sets forth underwriting results and the year over year changes for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	Change	2019	Change
	($ in millions)
Gross premiums written	$(11.8)	$28.9	$(40.7)	$87.6	$(58.7)
Net premiums written	(43.5)	28.9	(72.4)	87.6	(58.7)
Net premiums earned	(16.7)	28.1	(44.8)	88.6	(60.5)
Loss and loss adjustment expenses incurred, net	8.9	(0.1)	9.0	(4.7)	4.6
Acquisition costs, net	3.0	25.4	(22.4)	91.0	(65.6)
Other underwriting expenses	24.1	5.9	18.2	9.1	(3.2)
Underwriting loss	$(52.7)	$(3.1)	$(49.6)	$(6.8)	$3.7
Premium Volume
Gross premiums written in Corporate decreased by $40.7 million, or 140.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by reduction of $30.0 million from the impact of restructuring one retroactive reinsurance contract that was previously written and fully earned. The decrease in net premiums earned from the reduction in retroactive exposures in this reinsurance contract was offset by a similar decrease in loss and loss adjustment expenses incurred and acquisition costs
Gross premiums written in Corporate decreased by $58.7 million, or 67.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by retroactive exposures in reinsurance contracts that were written and fully earned of $28.9 million compared to $87.6 million for the year ended December 31, 2019.

Underwriting Results
Year ended December 31, 2021 and 2020
Corporate generated an underwriting loss of $52.7 million for the year ended December 31, 2021, compared to an underwriting loss of $3.1 million for the year ended December 31, 2020. We recognized a net charge of $23 million, including $4 million of federal excise tax expense, in the fourth quarter of 2021 relating to the Compre LPT. In addition, for the year ended December 31, 2021, other underwriting expenses include expenses associated with the Compre LPT and $5.1 million of accelerated expenses related to interest crediting features in certain reinsurance contracts.
Net favorable prior year loss reserve development was $10.5 million for the year ended December 31, 2021, compared to $4.0 million net favorable prior year loss reserve development for the year ended December 31, 2020. The change from the prior period was a result of better than expected loss experience on property and contingency classes of business moved to runoff in 2021.
Year ended December 31, 2020 and 2019
Corporate generated an underwriting loss of $3.1 million for the year ended December 31, 2020, compared to an underwriting loss of $6.8 million for the year ended December 31, 2019.
Non-GAAP Financial Measures
We have included certain financial measures that are not calculated under standards or rules that comprise U.S. GAAP. Such measures, including core underwriting income, core net services income, core income, core combined ratio, basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of non-GAAP measures to the most comparable U.S. GAAP measures are included below.
Core Results
Collectively, the sum of the Company's two segments, Reinsurance and Insurance & Services, constitute "Core" results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is important to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Core underwriting income - calculated by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned.
Core net services income - consists of services revenues which include commissions, brokerage and fee income related to consolidated MGAs, and other revenues, services expenses which include direct expenses related to consolidated MGAs, services non-controlling income which represent minority ownership interests in consolidated MGAs, and net investment gains from Strategic Investments at fair value which are net investment gains/losses from investment in our strategic partners. Net services income is a key indicator of the profitability of the Company's services provided, including investment returns on non-consolidated investment positions held.
Core income - consists of two components, core underwriting income and core net services income. Core income is a key measure of our segment performance.
Core combined ratio - calculated by dividing the sum of Core loss and loss adjustment expenses incurred, net, acquisition costs, net and other underwriting expenses by Core net premiums earned. This ratio is a key indicator of our underwriting profitability.
See Note 5 “Segment reporting” to our audited consolidated financial statements for additional information and a calculation of Core income (loss).

Basic Book Value Per Share, Tangible Basic Book Value Per Share, Diluted Book Value Per Share, Tangible Diluted Book Value Per Share
In the year ended December 31, 2021, we changed the method for calculating the dilutive effect of restricted shares, restricted share units and options to calculate the dilutive impact in a manner similar to how dilution is calculated using the treasury stock method for earnings per share. This change had no impact on previously presented basic book value per share. The following table shows the revised diluted book value per share compared to the diluted book value per share as previously presented:

	December 31, 2020	December 31, 2019
Diluted book value per share	$16.71	$15.19
Diluted book value per share, as previously presented	16.42	15.04
Difference	$0.29	$0.15
Basic book value per share, as presented, is a non-GAAP financial measure and is calculated by dividing common shareholders’ equity attributable to SiriusPoint common shareholders by the number of common shares outstanding, excluding the total number of issued unvested restricted shares, at period end. While restricted shares are outstanding, they are excluded from Basic book value per share because they are unvested.
Tangible basic book value per share, as presented, is a non-GAAP financial measure and is calculated by dividing tangible common shareholders’ equity attributable to SiriusPoint common shareholders by the number of common shares outstanding, excluding the total number of unvested restricted shares, at period end. Management believes that effects of intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. The Company's management believes tangible book value per share is useful to investors because it provides a more accurate measure of the realizable value of shareholder returns, excluding the impact of intangible assets.
Diluted book value per share and tangible diluted book value per share, as presented, are non-GAAP financial measures and are calculated similar to the treasury stock method. Under the treasury stock method, we assume that proceeds received from in-the-money options and/or warrants exercised are used to repurchase common shares in the market. The dilutive effect of restricted shares, restricted share units and options are calculated in a manner consistent with how dilution is calculated using the treasury stock method for earnings per share. We have also followed a similar approach for calculating dilution for warrants, Series A preference shares, Upside Rights and other potentially dilutive securities issued as part of our acquisition of Sirius Group. Management believes these measures are useful to investors because they measure the realizable value of shareholder returns in a manner consistent with how dilution is calculated using the treasury stock method for earnings per share. Management believes that effects of intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. Also, the tangible diluted book value per share is useful because it provides a more accurate measure of the realizable value of shareholder returns, excluding intangible assets.

The following table sets forth the computation of basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share as of December 31, 2021 and 2020:

	2021	2020
Basic and diluted book value per share numerator:	($ in millions, except share and per share amounts)
Shareholders' equity attributable to SiriusPoint shareholders	$2,503.7	$1,563.9
Less: Series B preference shares	(200.0)	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - basic	2,303.7	1,563.9
Plus: carrying value of Series A preference shares issued in merger	20.4	—
Common shareholders’ equity attributable to SiriusPoint common shareholders - diluted	2,324.1	1,563.9
Less: intangible assets	(171.9)	—
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - basic	2,131.8	1,563.9
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - diluted	$2,152.2	$1,563.9
Basic and diluted book value per share denominator:
Common shares outstanding	161,929,777	95,582,733
Unvested restricted shares	(2,590,194)	(2,933,993)
Basic book value per share denominator	159,339,583	92,648,740
Effect of dilutive Series A preference shares issued in merger(1)	—	—
Effect of dilutive warrants(2)	—	—
Effect of dilutive stock options, restricted shares and restricted share units issued to directors and employees	2,898,237	969,386
Diluted book value per share denominator	162,237,820	93,618,126

Basic book value per share	$14.46	$16.88
Tangible basic book value per share	$13.38	$16.88
Diluted book value per share	$14.33	$16.71
Tangible diluted book value per share	$13.27	$16.71
(1)As of December 31, 2021 there was no dilution as the conversion would result in the forfeiture of all of the Series A preference shares.
(2)As of December 31, 2021 and 2020, there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants.
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
SiriusPoint is a holding company and has no substantial operations of its own and its assets consist primarily of its investments in subsidiaries. Its cash needs primarily consist of the payment of corporate expenses, interest payments on senior and subordinated notes, strategic investment opportunities and dividends to preference shareholders. SiriusPoint may also require cash to fund share repurchases. Cash at the subsidiaries is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, general and administrative expenses and to purchase investments. The insurance and reinsurance business of our operating subsidiaries inherently provide liquidity, as premiums are received in advance of the time losses are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types of business we write.
To date, the COVID-19 pandemic has not materially impacted our ability to meet liquidity, regulatory capital requirements or other contractual commitments.
Dividend Capacity
SiriusPoint’s ability to pay expenses or dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which SiriusPoint’s subsidiaries operate, as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies. See Note 23 “Statutory requirements” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information. For the year ended December 31, 2021, SiriusPoint received $74.0 million (2020 - $135.2 million) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $844.4 million as of December 31, 2021, will provide SiriusPoint with sufficient liquidity for the foreseeable future.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch and S&P’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint.
For the year ended December 31, 2021, SiriusPoint did not pay any dividends to its common shareholders.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments.
We believe the liquidity profile of the net investments underlying the TP Enhanced Fund, the Company’s rights under the Third Amended and Restated Exempted Limited Partnership Agreement among SiriusPoint and SiriusPoint Bermuda effective February 26, 2021 (the “2020 LPA”) to withdraw from the TP Enhanced Fund and the operating cash on hand will provide us with sufficient liquidity to manage our operations. TP Enhanced Fund’s investment portfolio is concentrated in tradable securities and is marked to market each day. Pursuant to the investment guidelines as specified in the 2020 LPA, at least 60% of our portfolio must be invested in securities of publicly traded companies and governments of Organization of Economic Co-operation and Development high income countries, asset-backed securities, cash, cash equivalents and gold and other precious metals. Under the 2020 LPA, the Company has the right to withdraw funds monthly from TP Enhanced Fund to meet capital adequacy requirements and to satisfy financing obligations. The Company may also withdraw its investment upon the occurrence of certain events specified in the 2020 LPA, including to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes or to satisfy financing obligations, subject to certain limitations on such withdrawals as specified in the 2020 LPA, and may withdraw its investment in full on the first quarter end date after the 5-year anniversary of the closing date of the acquisition of Sirius Group (i.e. March 31, 2026) and each successive two-year anniversary of such date. The Company is also entitled to withdraw funds from the TP Enhanced Fund in order to satisfy its risk management guidelines, upon prior written notice to TP GP, in an amount not to exceed 20% of the sum of (x) the aggregate opening balances of our capital account and (y) the aggregate amount of capital contributions credited to our capital account.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of December 31, 2021, there were no outstanding borrowings under the Facility. In addition, as of December 31, 2021, SiriusPoint was in compliance with all of the covenants under the Facility.
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
Our debt and equity instruments as of December 31, 2021 and December 31, 2020 are summarized below.
2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group, through Sirius International Group (“SIG”), issued floating rate callable subordinated notes denominated in SEK in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22, and December 22 in each year commencing on December 22, 2017, until maturity in September 2047. The 2017 SEK Subordinated Notes are listed on the Euronext Dublin exchange.
As a result of the Company’s merger with SIG, the Company acquired the existing and outstanding aggregate principal amount of the 2017 SEK Subordinated Notes pursuant to the First Supplemental Subordinated Indenture, dated May 27, 2021, among SIG, the Company and The Bank of New York Mellon, as trustee (the “Trustee”).
As of December 31, 2021, the carrying value of the 2017 SEK Subordinated Notes was $296.3 million and reflected as debt in the in the consolidated balance sheets.
See Note 16 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
2016 Senior Notes
On November 1, 2016, Sirius Group, through SIG, issued $400.0 million face value of senior unsecured notes ("2016 Senior Notes") at an issue price of 99.209% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1, and November 1, in each year commencing on May 1, 2017, until maturity in November 2026. The 2016 Senior Notes are listed on the Bermuda Stock Exchange.
As a result of the Company’s merger with SIG, the Company acquired the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee.
As of December 31, 2021, the carrying value of the 2016 Senior Notes was $406.0 million and reflected as debt in the consolidated balance sheets.
See Note 16 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.

2015 Senior Notes
On February 13, 2015, Third Point Re (USA) Holdings Inc., issued $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year.
As a result of the Company’s merger with Third Point Re (USA) Holdings Inc., the Company acquired the existing and outstanding aggregate principal amount of the 2015 Senior Notes pursuant to the Second Supplemental Indenture, dated December 31, 2021, among Third Point Re (USA) Holdings Inc., the Company and the Trustee.
As of December 31, 2021 and December 31, 2020, the carrying value of the 2015 Senior Notes was $114.4 million and $114.3 million, respectively, and reflected as debt in the in the consolidated balance sheets.
See Note 16 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
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
As of December 31, 2021, the estimated fair value of the Series A preference shares was $20.4 million and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the year ended December 31, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
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
As of December 31, 2021, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the year ended December 31, 2021, the Company declared and paid dividends of $12.1 million to the Series B preference shareholders.
See Note 18 “Shareholders' equity” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Debt Covenants
As of December 31, 2021, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes, and the 2015 Senior Notes.

Letter of Credit Facilities
As of December 31, 2021, $1,117.0 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letters of credit facilities as of December 31, 2021.
See Note 16 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of December 31, 2021, total cash and cash equivalents and debt securities with a fair value of $1,266.8 million were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 16 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report.
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
Restricted cash and cash equivalents and restricted investments increased by $781.3 million, or 61.3%, to $2,055.6 million as of December 31, 2021 from $1,274.3 million as of December 31, 2020. The increase was primarily due to an increase in the number of reinsurance contracts that required collateral as a result of the acquisition of Sirius Group.
For additional information on restricted cash, cash equivalents and investments, see Note 6 “Cash, cash equivalents, restricted cash and restricted investments” in our consolidated financial statements included elsewhere in this Annual Report.
Cash Flows
Our cash flows from operations generally represent the difference between: (l) premiums collected and investment income and (2) loss and loss expenses paid, reinsurance purchased, underwriting and other expenses paid. Cash flows from operations may differ substantially from net income (loss) and may be volatile from period to period depending on the underwriting opportunities available to us and other factors. Due to the nature of our underwriting portfolio, claim payments can be unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected. In addition, as discussed above, SiriusPoint has access to the $300.0 million Facility that provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements and retrocessional agreements.

Operating, investing and financing cash flows for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
	($ in millions)
Net cash provided by operating activities	$1.6	$73.3
Net cash provided by investing activities	208.6	6.0
Net cash provided by (used in) financing activities	24.3	(19.4)
Net increase in cash, cash equivalents and restricted cash	234.5	59.9
Cash, cash equivalents and restricted cash at beginning of year	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of year	$1,948.4	$1,713.9
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers. The decrease in cash flows from operating activities in the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to payments of losses and loss expenses, partially offset by an increase in premiums received and due to transaction related payments for professional and advisory fees relating to the Sirius Group acquisition.
Investing Activities
Cash flows provided by investing activities for the year ended December 31, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration. Additionally, the Company redeemed $200.0 million of investments from its related party investment funds. Offsetting the cash provided by investments were purchases of fixed income investments which exceeded sales and maturities during the period. Cash flows provided by investing activities for the year ended December 31, 2020 primarily relates to investment activity from the opportunistic credit portfolio.
Financing Activities
Cash flows provided by financing activities for the year ended December 31, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group. Cash flows used in financing activities for the year ended December 31, 2020 primarily consisted of $20.2 million from payments on deposit liability contracts.
See Note 3 “Acquisition of Sirius Group” in our consolidated financial statements included in this Annual Report for a more detailed discussion on the Sirius Group acquisition.
Financial Condition
As of December 31, 2021, total shareholders’ equity was $2,503.3 million compared to $1,565.3 million as of December 31, 2020. The increase was primarily due to the acquisition of Sirius Group. See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for a more detailed discussion on the Sirius Group acquisition.

Contractual Obligations
Our contractual obligations requirements as of December 31, 2021 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in millions)
Debt (1)	$818.1	$—	$—	$515.0	$303.1
Scheduled interest payments (1)	432.6	38.6	77.2	65.1	251.7
Subtotal - Debt obligations	1,250.7	38.6	77.2	580.1	554.8
Loss and loss adjustment expense reserves (2)	4,841.4	1,716.9	1,591.8	575.2	957.5
Projected pension benefit obligation (3)	5.2	0.4	0.7	1.0	3.1
Operating leases (4)	34.3	10.4	12.5	5.6	5.8
Deposit liabilities (5)	150.7	24.0	47.3	27.4	52.0
Total (6)(7)	$6,282.3	$1,790.3	$1,729.5	$1,189.3	$1,573.2
(1)    See Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our debt obligations.
(2)    We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns from actuarial analyses. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Policies and Accounting Estimates - Loss and Loss Adjustment Expense Reserves” for additional information. The timing of claim payments is subject to significant uncertainty. SiriusPoint maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments to provide adequate liquidity for the payment of claims. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.
(3)    See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report for further details describing the projected pension benefit obligation.
(4)    See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our leases. The above table does not include future minimum rental commitments of one material lease that has not yet commenced as of December 31, 2021. The minimum rental commitment under this lease is approximately $11.4 million.
(5)    For purposes of this table, we have included estimates of future interest accruals and the amount we expect the deposit liability contracts would settle for at their probable settlement dates.
(6)    We have future binding commitments to fund certain other long-term investments. These commitments totaled $13.8 million as of December 31, 2021. These commitments do not have fixed funding dates. Therefore, these commitments are excluded from the table above.
(7)    The Series B preference shares contain both a mandatory conversion and optional redemption features, with the optional redemption features allowing for settlement in either common shares or cash. Obligations arising from these incentives are excluded from the table above.
Critical Accounting Policies and Estimates
See Note 2 “Significant accounting policies” in our audited consolidated financial statements included elsewhere in this Annual Report for a summary of our significant accounting and reporting policies.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments, (4) valuation of loss and adjustment expenses reserves and intangible assets relating to the Value of Business Acquired (“VOBA”) and other intangible assets as part of the Sirius Group acquisition, and (5) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Premium Revenue Recognition Including Evaluation of Risk Transfer
Premium Estimates
Effective January 1, 2021, the Company changed its accounting policy for assumed written premiums. Previously, the Company estimated ultimate premium written for the entire contract period and recorded this estimate at inception of the contract. For contracts where the full premium written was not estimable at inception, the Company recorded premium written for the portion of the contract period for which the amount was estimable.

The Company changed its accounting policy to recognize premiums written ratably over the term of the related policy or reinsurance treaty consistent with the timing of when the ceding company has recognized the written premiums. Premiums written include amounts reported by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company's experience with the ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each class of business and management's judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company's underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company's historical experience with the brokers, ceding companies or MGAs. See Note 2 “Significant accounting policies” in our audited consolidated financial statements for additional information on premium revenue recognition and the retrospective impact from the change in accounting policy on the Company’s consolidated financial statements.
Changes in premium estimates are expected and may result in adjustments in any reporting period. These estimates change over time as additional information regarding the underlying business volume is obtained. Along with uncertainty regarding the underlying business volume, our contracts may also contain a number of contractual features that can significantly impact the amount of premium that we ultimately recognize including commutation provisions, multi-year contracts with cancellation provisions and provisions to return premium at the expiration of the contract in certain circumstances. In certain contracts, these provisions can be exercised by the client, in some cases provisions can be exercised by us and in other cases by mutual consent. We regularly monitor the premium estimates for each of our contracts considering the cash premiums received, reported premiums, discussions with our clients regarding their premium projections as well as evaluating the potential impact of contractual features. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Changes in premium estimates may not result in a direct impact to net income or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net premiums earned at the time of the premium estimate change and would generally be offset by proportional changes in acquisition costs and net loss and loss adjustment expenses.
The following table summarize premium estimates and related commissions and expenses by segment as of December 31, 2021 and 2020:

	2021			2020
	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net
	($ in millions)
Reinsurance	$982.5	$(235.1)	$747.4	$316.4	$(120.5)	$195.9
Insurance & Services	283.2	(85.4)	197.8	1.9	(0.2)	1.7
Corporate	3.7	0.9	4.6	8.1	—	8.1
Total	$1,269.4	$(319.6)	$949.8	$326.4	$(120.7)	$205.7
Risk Transfer
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
Loss and Loss Adjustment Expense Reserves
Loss and Loss Adjustment Expense Reserves by Reportable Segment
The following table summarize net loss and loss adjustment expenses reserves separated between (i) case reserves for claims reported ("Case") and (ii) incurred but not reported ("IBNR") reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves as of December 31, 2021 and 2020:

	2021			2020
	Case	IBNR	Total (1)	Case	IBNR	Total
	($ in millions)
Reinsurance	$1,109.8	$1,712.6	$2,822.4	$213.0	$670.4	$883.4
Insurance & Services	81.8	296.4	378.2	0.1	5.8	5.9
Corporate	45.7	379.8	425.5	49.4	357.0	406.4
Total	$1,237.3	$2,388.8	$3,626.1	$262.5	$1,033.2	$1,295.7
(1)Excludes deferred charges on retroactive reinsurance contracts.
In order to reduce the potential uncertainty of loss reserve estimation, we obtain information from numerous sources to assist in the reserving process for both our reinsurance and primary business. Our underwriters and pricing actuaries devote considerable effort to understanding and analyzing a ceding company or MGA’s operations and loss history during the underwriting of the business, using a combination of client and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided and the risk characteristics of the underlying insureds, loss reporting and payment patterns and rate change history. In cases where there is limited history or no history for a particular cedent, we rely on other available information based on industry data or other sources. Our analysis is used to project expected ultimate loss ratios for each contract or MGA during the upcoming contract period, which are considered in the loss reserving process.
We rely heavily on information reported by MGAs and ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, our underwriters, actuaries, and claims personnel perform audits of certain MGAs and ceding companies, where customary. Generally, ceding company audits are not customary outside the United States. In such cases, we review information from ceding companies for unusual or unexpected results. Any material findings are discussed with the ceding companies. We sometimes encounter situations where it is determined that a claim presentation from a ceding company is not in accordance with contract terms. Most situations are resolved without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, SiriusPoint defends its position in such arbitration or litigation.
See Note 13 “Loss and loss adjustment expense reserves” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding loss and loss adjustment expense reserves including reserving methodologies.
As part of our risk management process, we periodically engage external actuarial and claims consultants to independently evaluate the adequacy of the net carried loss and loss adjustment expense reserves. Management considers the results of the independent analysis as a supplement to internal recommendations when determining carried loss and loss adjustment expenses reserve amounts.
The following table details our prior year loss reserve development of liability for net unpaid claims and claim expenses for the years ended December 31, 2021 and 2020:

	2021	2020
	Unfavorable (favorable) development	Unfavorable (favorable) development
	($ in millions)
Reinsurance	$(18.6)	$37.7
Insurance & Services	(13.5)	0.1
Corporate	(10.5)	(4.0)
Total net unfavorable (favorable) development	$(42.6)	$33.8
Loss and loss adjustment expense development - 2021
The $42.6 million net decrease in prior years’ reserves for the year ended December 31, 2021 was driven by:
•$18.6 million of net favorable prior year reserve development in the Reinsurance segment as a result of better than expected loss reserve emergence on historical property events relating to multiple accident years and better than expected attritional loss experience;

•$13.5 million of net favorable prior year reserve development in the Insurance & Services segment as a result of better than expected loss experience in A&H for recent accident years; and
•$10.5 million of net favorable prior year reserve development in Corporate as a result of better than expected loss experience on property and contingency classes moved to runoff in 2021.
Loss and loss adjustment expense development - 2020
The $33.8 million net increase in prior years’ reserves for the year ended December 31, 2020 includes $18.8 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts and $15.0 million of net adverse reserve development related to increases in loss reserve estimates. In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a $30.5 million increase in the net underwriting loss for the year ended December 31, 2020. The adverse underwriting loss development was a result of accumulated loss experience and cedent reserving increases, indicating that underlying casualty loss trends were higher than initial pricing and reserving.
Sensitivity Analysis
Actual Results vs. Initial Estimates
Generally, initial actuarial estimates of IBNR reserves not related to a specific large event are based on the loss ratio method applied to each class of business. SiriusPoint regularly reviews the adequacy of its recorded reserves by using a variety of generally accepted actuarial methods, including historical incurred and paid loss development methods. Estimates of the initial expected ultimate losses involve management judgment and are based on historical information for that class of business, which includes loss ratios, market conditions, changes in pricing and conditions, underwriting changes, changes in claims emergence, and other factors that may influence expected ultimate losses. If actual loss activity differs substantially from expectations, an adjustment to recorded reserves may be warranted. As time passes, loss reserve estimates for a given year will rely more on actual loss activity and historical patterns than on initial assumptions.
For major events, particularly natural catastrophe, SiriusPoint develops assessments of the ultimate losses associated with each individual event. Estimates are based on information from ceding companies, third party and internal catastrophe models, and by applying overall estimates of insured industry losses to SiriusPoint's exposure information.
Changes in all estimates will be recorded in the period in which the changes occur. In accident years where the updated estimates are lower than our initial estimates, we experience favorable development. Conversely, in accident years where the revised estimates are higher than our original estimates, there is adverse development on prior accident year reserves.
Potential Variability in Loss Reserve Estimates
There are possible variations from current estimates of loss reserves due to changes in key assumptions. In order to quantify the potential volatility in the loss reserve estimates, SiriusPoint employs a stochastic simulation approach to produce a range of results around the central estimate and estimated probabilities of possible outcomes. Both the probabilities and the related modeling are subject to inherent uncertainties. The simulation relies on a significant number of assumptions, such as variation in historical loss development patterns and industry losses for major events, potential mis-estimation of the initial expected loss ratios during the pricing process, and unanticipated inflation.
Fair value measurements
Fair Value Hierarchy
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2"), and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3").
The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. See Note 7 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
Strategic Investments
We value our Strategic Investments at fair value, except for those that are consolidated. The fair value of these Strategic Investments are valued quarterly based on a combination of observable and unobservable market data inputs and entity specific financial data.
As of December 31, 2021, the Company’s Strategic Investments totaled $215.3 million. See Note 7 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements related to investments.
Investments measured using Net Asset Value
We value our investments in limited partnerships, including our investments in related party investment funds, at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the NAV of the limited partnerships, as provided by the independent fund administrator, as we believe it represents the most meaningful measurement basis for the investment assets and liabilities. The NAV represents our proportionate interest in the members’ equity of the limited partnerships.
The fair value of our investments in certain hedge funds and certain private equity funds are also determined using NAV. The hedge fund's administrator provides quarterly updates of fair value in the form of our proportional interest in the underlying fund's NAV, which is deemed to approximate fair value, generally with a three month delay in valuation. The private equity funds provide quarterly or semi-annual partnership capital statements with a three month delay which are used as a basis for valuation. These private equity investments vary in investment strategies and are not actively traded in any open markets. Due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's reporting date. This includes utilizing preliminary estimates reported by its fund managers and using other information that is available with respect to the underlying investments, as necessary.
See Note 7 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements related to investments measured using NAV.
Valuation of components of purchase consideration, loss and adjustment expenses reserves and intangible assets relating to VOBA and other intangible assets as part of the Sirius Group acquisition
Purchase consideration
As a part of the total consideration related to the acquisition of Sirius Group, the Company issued various financial instruments, including preference shares, warrants, and other contingent value components, as discussed further in Note 3 “Acquisition of Sirius Group”.
The majority of these instruments were valued utilizing model simulations that included assumptions around equity volatility and other market-based inputs. The Series B preference shares were valued by considering the results of three separate analyses: (i) a comparison to the observed market yields on similar publicly traded preferred shares of other insurance industry peers; (ii) a build-up method whereby an appropriate yield is based on a base level plus incremental amounts for relative risk and liquidity factors; and (iii) a comparison to the observed or implied yields of other securities in the SiriusPoint capital structure.
Loss and loss adjustment expense reserves
As a part of the acquisition of Sirius Group, we recognized an adjustment to the acquired loss and loss adjustment reserves of $80.6 million to reflect the fair value of the acquired reserves as of the acquisition date. The adjustment to loss reserves is included in loss and loss adjustment expense reserves in our consolidated balance sheets and is based on the present value of future payments plus a risk margin.

Management applied judgment in estimating the fair value of loss reserves using historical loss payment patterns and risk margins. As of December 31, 2021, the unamortized fair value adjustment to loss reserves was $65.6 million. On an annual basis, or as other factors necessitate such as an assessment, we evaluate the fair value adjustment to loss reserves for impairment. As of December 31, 2021, there were no indicators of impairment.
VOBA
As part of the acquisition of Sirius Group, we recognized VOBA of $147.9 million. As of December 31, 2021, VOBA had a carrying value of $50.0 million and amortization of $97.9 million in the year ended December 31, 2021 was recorded in acquisition costs, net in the consolidated statements of net income. The VOBA related asset is included in deferred acquisition costs and value of business acquired, net on our consolidated balance sheet.
Management determined the fair value of the VOBA intangible asset by calculating the difference between the unearned premium reserve and estimated risk-adjusted future losses and expenses associated with the policies and contracts that were in-force as of the closing date of the acquisition, discounted to present value. Management applied judgment in estimating the VOBA intangible asset, which involved the use of significant assumptions related to the discount rate and expected profitability associated with the unearned premium reserve, which includes an associated risk margin.
VOBA is assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that is more likely than not that an impairment exists. Such events or circumstances may include an economic downturn in a geographic market or a change in the assessment of future operations.
There was no evidence of potential impairment of the VOBA intangible asset as of December 31, 2021.
Intangible Assets
As part of the acquisition of Sirius Group, SiriusPoint recognized identifiable intangible assets. As of December 31, 2021, these identifiable intangible assets had a carrying value of $171.9 million and consisted of the following, and are included in intangible assets on the Company’s consolidated balance sheet:
•Distribution relationships - refers to the relationships Sirius Group has established with external independent distributors and brokers to facilitate the distribution of its products in the marketplace. As a result of owning the distribution relationships, management will not have to duplicate historical marketing, training, and start-up expenses to redevelop comparable relationships to support business operations. The fair value of the distribution relationships intangible asset was determined using a variation of the income approach. Management applied judgement in estimating the fair value of the distribution relationships intangible asset, which involved the use of assumptions related to the discount rate and customer attrition rate, as well as the expected revenue growth rates and profitability margins (which are used to determine the amount and timing of expected future cash flows);
•MGA relationships - refers to relationships with managing general agents on the direct insurance business. Through the MGA relationships, Sirius Group generates a predictable and recurring stream of service fee revenue. The fair value of the MGA relationships intangible asset was determined using a variation of the income approach, which involved the use of assumptions related to the discount rate and customer attrition rate, as well as the expected revenue growth rates and profitability margins;
•Lloyd’s Capacity - Syndicate 1945 - relates to relationships associated with the right to distribute and market policies underwritten through Lloyd’s Syndicate 1945. The Lloyd’s Capacity intangible asset was valued using the market comparable transaction method;
•Insurance licenses - Sirius Group, like other insurance providers, is required to maintain licenses to produce and service insurance contracts. Insurance licenses are estimated to have an indefinite life and are therefore not amortized, but are subject to periodic impairment testing. The insurance licenses were valued using the market comparable transaction method;
•Trade name - represents the value of the Sirius Group brand acquired. The trade names intangible asset was valued using the relief from royalty method; and
•Internally developed and used computer software - represents the value of internally developed and used computer software utilized by the Company.

Intangible assets are assessed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that is more likely than not that an impairment exists. Such events or circumstances may include an economic downturn in a geographic market or a change in the assessment of future operations.
There was no evidence of potential impairment of intangible assets as of December 31, 2021.
Income Taxes
Prior to the acquisition of Sirius Group on February 26, 2021, we had one operating subsidiary incorporated in Bermuda, Third Point Re USA, which made an election to pay tax in the United States of America under Section 953(d) of the U.S. Internal Revenue Code of 1986, as amended.
Subsequent to the acquisition of Sirius Group, we have subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which our subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.
Recoverability of Net Deferred Tax Asset
We record a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, we consider factors such as prior earnings history, expected future earnings, carryback and carryforward periods and strategies that, if executed, would result in the realization of a deferred tax asset. It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to the deferred tax assets and tax expense.
Uncertain Tax Positions
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, we must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2021, the total reserve for unrecognized tax benefits of $10.7 million. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2017.
Earnings of Certain Subsidiaries
SiriusPoint has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to us or our subsidiaries, as dividends or otherwise, they may be subject to income or withholding taxes. Sirius Group generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in the relevant countries are subject to change, possibly with retroactive effect, including in response to Organisation for Economic Cooperation and Development ("OECD") guidance. Accordingly, such payments or earnings may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could also attempt to apply income or withholding tax to past earnings or payments.
See Note 17 “Income taxes” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on income taxes.

Recent Accounting Pronouncements
See Note 2 “Significant accounting policies” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our consolidated balance sheets include a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates, credit spreads, equity markets prices, and other relevant market rates and prices. Due to our sizable investment portfolio, market risk can have a significant effect on our consolidated financial position.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of December 31, 2021:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$2,085.6	300 bp decrease	$2,215.0	$129.4
		200 bp decrease	2,172.3	86.7
		100 bp decrease	2,129.6	44.0
		50 bp decrease	2,108.3	22.7
		50 bp increase	2,063.7	(21.9)
		100 bp increase	2,040.4	(45.2)
		200 bp increase	1,993.9	(91.7)
		300 bp increase	$1,947.3	$(138.3)
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
Equity Securities and Other Investments Price Risk
Equity Securities and Other Long-term Investments Price Risk
The carrying values of our equity securities and other long-term investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of our equity securities and other long-term investments as of December 31, 2021, the carrying value of our equity securities and other long-term investments would have increased or decreased by approximately $45.9 million and $137.7 million, pre-tax, respectively.
Investment in related party investment funds
The carrying values of our investments in related party investment funds, including TP Enhanced Fund and TP Venture Fund, are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of December 31, 2021, the carrying value of these investments would have increased or decreased by approximately $91.0 million and $272.9 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of December 31, 2021:

	10% increase	10% decrease
	($ in millions)
British Pound to U.S. dollar	$3.0	$(3.0)
Japanese Yen to U.S. dollar	2.2	(2.2)
Euro to U.S. dollar	1.9	(1.9)
Swedish Krona to U.S. dollar	0.3	(0.3)
Swiss Franc to U.S. dollar	1.9	(1.9)
Canadian Dollar to U.S. dollar	$(2.8)	$2.8
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
The acquisition of Sirius Group resulted in material changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
On February 26, 2021, we completed the acquisition of Sirius Group. Subsequent to the acquisition, certain elements of Sirius Group’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The excluded elements of internal control over financial reporting of Sirius Group represented approximately 59% and 64% of the Company’s total assets and liabilities as of December 31, 2021, respectively, and approximately 58% of the Company’s total revenues for the year ended December 31, 2021.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

Fourth Amended and Restated Exempted Limited Partnership Agreement

On February 23, 2022, we entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP (“TPE”) with Third Point Advisors LLC (“TP GP”) and the other parties thereto (the “2022 LPA”), which amended and restated the Third Amended and Restated Exempted Limited Partnership Agreement dated August 6, 2020 (the “2020 LPA”).

The 2020 LPA was amended and restated to, among other things:

•add the right to withdraw our capital accounts in TPE as of any month-end in accordance with an agreed withdrawal schedule to be reinvested in a newly established TP Optimized Credit portfolio (the “TPOC Portfolio”) or other Third Point strategies (“TPE Withdrawn Amounts”);

•remove restrictions on the Company’s withdrawal rights following a change of control with respect to the Company;

•provide that the Company may amend the investment guidelines of the 2022 LPA from time to time for risk management purposes in consultation with TP GP, subject to TP GP’s consent and a commercially reasonable period of time for Third Point LLC to transition TPE’s portfolio;

•provide that the Company and TP GP may discuss the adoption of new risk parameters for TPE from time to time, and TP GP will work with the Company to create additional risk management guidelines responsive to the Company’s needs that do not fundamentally alter the general investment strategy or investment approach of TPE;

•provide that the Company may increase or decrease TPE’s leverage targets upon reasonable prior notice to meet the business needs of the Company, provided that such changes are operationally practical; and

•revise the “cause event” materiality qualifier with respect to violations of law related to Third Point LLC’s investment-related business and Third Point LLC being subject to regulatory proceedings to include events that will likely have a material adverse effect on Third Point LLC’s ability to provide investment management services to TPE and/or the TPOC Portfolio.

Amended and Restated Investment Management Agreement

On February 23, 2022, we entered into an Amended and Restated Investment Management Agreement (the “2022 IMA”) with Third Point LLC and the other parties thereto, which amended and restated the Investment Management Agreement dated August 6, 2020.

Pursuant to the 2022 IMA, Third Point LLC provides discretionary investment management services with respect to a newly established TP Optimized Credit portfolio (the “TPOC Portfolio”), subject to investment and risk management guidelines, and continues to provide certain non-discretionary investment advisory services to the Company. The Company agreed to contribute to the TPOC Portfolio all amounts withdrawn from TPE on November 30, 2021, December 31, 2021 and January 31, 2022 that were not invested or committed for investment in other Third Point strategies.

As amended and restated, the 2022 IMA provides for the following terms with respect to the TPOC Portfolio and the advisory services:

Term and Termination Rights

The 2022 IMA shall continue with respect to the TPOC Portfolio until the first of the following events to occur: (1) as of any month-end upon at least 120 days’ prior written notice from Third Point LLC, (2) upon the complete withdrawal of all of the assets in the TPOC Portfolio or (3) 45 days’ following the mutual agreement of the Company and Third Point LLC to terminate.

The term of the 2022 IMA with respect to the advisory services may be terminated by the Company as of February 26, 2023, with at least 30 days’ prior notice. If the Company does not provide such notice, then the 2022 IMA with respect to the advisory services will continue for successive one-year periods, unless it is terminated by the Company as of the end of any such one-year period with 30 days’ prior notice. The Company may terminate the 2022 IMA with respect to the advisory services as of any month-end with 30 days’ prior notice, subject to a fee payable to Third Point LLC. The 2022 IMA with respect to the advisory services may be terminated by Third Point LLC as of any month-end with 120 days’ prior notice. The 2022 IMA with respect to the advisory services may be terminated by the Company within 120 days of receiving notice of the occurrence of any Cause Event (as defined in the 2022 LPA) with 5 days’ notice or following a Key Person Event (as defined in the 2022 LPA) with 90 days’ notice.

Withdrawal Rights

Under the 2022 IMA, we may withdraw any amount from the TPOC Portfolio as of any month-end up to (i) the full balance of any sub-account established in respect of any capital contribution not in respect of TPE Withdrawn Amounts and (ii) any net profits in respect of any other sub-account.

We may withdraw the TPOC Portfolio in full on March 31, 2026, and each successive anniversary of such date.

We will have the right to withdraw funds monthly from the TPOC Portfolio upon the occurrence of certain events specified in the 2022 IMA, including, within 120 days following the occurrence of a Cause Event (as defined in the 2022 LPA), to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes, underperformance of the TPOC Portfolio relative to investment funds managed by third-party managers and pursuing the same or substantially similar investment strategy as the TPOC Portfolio (i.e., which measure performance relative to the benchmark) for two or more consecutive calendar years or a Key Person Event (as defined in the 2022 LPA), subject to certain limitations on such withdrawals as specified in the 2022 IMA. The Company is also entitled to withdraw funds from the TPOC Portfolio in order to satisfy its risk management guidelines, upon prior written notice to Third Point LLC, in an amount not to exceed the Risk Management Withdrawable Amount (as defined in the 2022 LPA).

Incentive Fee

For the investment management services provided in respect of the TPOC Portfolio, the Company will pay Third Point LLC, from the assets of each sub-account, an annual incentive fee, determined and payable as of the last calendar day of each calendar year, based on the outperformance of the TPOC Portfolio over a specified benchmark. The incentive fee will be an amount equal to 15% of outperformance in respect of each sub-account, provided that the incentive fee will be reduced to the extent the net asset value of any sub-account would be lower than its net asset value at the start of the relevant period. Any such reduction will be carried forward for purposes of determining future incentive fee payments.

On March 31, 2026 or upon the termination of the 2022 IMA if earlier, an incentive fee in respect of each sub-account will be determined and paid as if such date were the last day of a calendar year. In addition, immediately after giving effect to such incentive fee payment, Third Point LLC will calculate a notional incentive fee in respect of each remaining sub-account on a cumulative basis from the establishment of such sub-account through such date as if no incentive fee had been paid in respect of such sub-account on or prior to such date, adjusted to account for withdrawals and management fees, in an amount equal to 20% for the first 2.5% of outperformance in respect of each sub-account, 25% for the next 2.5% of outperformance in respect of each sub-account and 30% of any further outperformance in respect of each sub-account. If this amount exceeds the aggregate amount of incentive fee actually paid in respect of any sub-account, the Company will pay Third Point LLC the amounts of such excess from the applicable sub-accounts.

Management Fee

The Company will pay Third Point LLC a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the TPOC Portfolio, net of any expenses.

Investment Guidelines

Third Point LLC will manage the TPOC Portfolio in accordance with the investment and risk management guidelines attached as Schedule 1 to the 2022 IMA. The Company may amend the investment and risk management guidelines from time to time, subject to reasonable notice, consultation with Third Point LLC and a commercially reasonable period of time for Third Point LLC to transition the TPOC Portfolio.

In accordance with the investment and risk management guidelines under the 2022 IMA, Third Point LLC will seek to make investments for the TPOC Portfolio in corporate debt, sovereign debt, structured credit products and whole loans, in each case, optimized for a target AA rating level under the S&P Global Ratings’ risk-based capital adequacy model dated June 7, 2010 and updated on February 25, 2021 (the “S&P Model”), with a focus on investment-grade credit instruments and the ability to invest in BB-rated corporate bonds and/or to make other opportunistic trades consistent with the investment guidelines.

Third Point LLC will not make any investments that would cause the TPOC Portfolio to be in violation of any of the following principles (determined at the time of investment) without the prior approval of the Company’s Chief Investment Officer:

•Third Point LLC will seek to make investments for the TPOC Portfolio such that on an overall TPOC Portfolio basis, the credit and duration of the investments in the TPOC Portfolio produce a capital charge of 10-15% based on the S&P Model, inclusive of credit and market risk (assuming non-life bonds).

•No more than 30% of the NAV of the TPOC Portfolio shall be invested in below investment-grade or unrated bonds (excluding whole loans).

•No more than 10% of the NAV of the TPOC Portfolio shall be invested in the securities of any single issuer.

•Third Point LLC will manage the TPOC Portfolio subject to the Company’s overall portfolio industry limitations and single issuer limitations, solely to the extent such limitations are communicated to Third Point LLC by the Company’s Chief Investment Officer.

Third Point LLC may utilize a variety of hedging strategies on behalf of the TPOC Portfolio (including with respect to interest rates, foreign currency exposure and other exposures) and may seek to attain exposure to certain investments using derivatives, options, short sales or other techniques, as determined appropriate by Third Point LLC and the Company, taking into account the Company’s overall portfolio asset and liability management and the expected impact of hedging strategies on the TPOC Portfolio relative to a specified benchmark. In connection therewith, Third Point LLC may cause the TPOC Portfolio to invest in futures contracts (and options thereon), forward contracts, currency and other financial instruments, swaps (including interest rate swaps, credit default swaps and total return swaps), put or call options, swaptions, warrants and other derivatives, and repurchase and reverse-repurchase agreements.

Third Point LLC may cause the TPOC Portfolio to utilize short-term margin borrowings and/or repurchase agreements when deemed appropriate by Third Point LLC to make investments or meet withdrawal requests. Third Point LLC may also cause the TPOC Portfolio to invest in derivatives and other instruments that are inherently leveraged or use other investment techniques, such as short selling, that have a similar leveraging effect on the TPOC Portfolio. Third Point LLC will not otherwise cause the TPOC Portfolio to utilize any subscription-based credit facilities, asset-based credit facilities secured by the assets of the Company or other similar mechanisms to create leverage without the prior approval of the Company.

Advisory Services

The advisory services under the 2022 IMA include: market and trading advice; research and diligence of third-party investment managers and their products; sourcing and diligence of opportunistic trades; transactional support; establishing relationships and accounts with “best-in-class” financing counterparties and prime brokers and continuing to help adapt to the evolving needs of the Company; procuring market intelligence; support in preparing presentations to rating agencies or other regulatory entities; collaborating with the Company to construct the Company’s analytics and reporting capabilities; ad hoc and regular analytics and reporting relating to the Company’s broader investment portfolio; and assistance in evaluating the Company’s investment portfolio from a climate risk and ESG perspective.

Advisory Fee

The Company will pay Third Point LLC a fixed advisory fee for the advisory services equal to 1/4 of $1,500,000 per quarter. The advisory fee will be reduced by management fees paid by the Company (other than management fees paid in respect of TPE Withdrawn Amounts reinvested in the TPOC Portfolio).

The foregoing descriptions do not purport to be complete and are qualified in their entirety by reference to the 2022 LPA and the 2022 IMA, which are attached as Exhibit 10.43 and 10.44, respectively, to this Annual Report and are incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
The following required information is incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2021 pursuant to Regulation 14A:
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits
Financial Statements and Financial Statement Schedules
See the Index to Consolidated Financial Statements and Supplemental Data on page F-1.
Exhibits

Exhibit Number	Description
3.1	Memorandum of Association of Third Point Reinsurance Ltd. (now known as SiriusPoint Ltd.) (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on July 15, 2013).
3.1.1
Certificate of Deposit of Memorandum of Increase of Share Capital of Third Point Reinsurance Ltd. (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).

3.2	Bye-laws of SiriusPoint Ltd. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
3.3	Series A Preference Shares Certificate of Designation, dated February 26, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
3.4
Amended and Restated Series B Preference Shares Certificate of Designation, dated March 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 18, 2021).

3.5	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
4.1
Agreement among Members by and among Third Point Reinsurance Ltd. and each of the Members, dated as of December 22, 2011 (incorporated by reference to Exhibit 4.8 to the Company’s Form S-1 filed on July 15, 2013).

4.2
Amended and Restated Founders Agreement, by and among Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., KEP TP Bermuda Ltd., KIA TP Bermuda Ltd., Pine Brook LVR, L.P., P RE Opportunities Ltd. and Dowling Capital Partners I, L.P. dated as of February 25, 2015 (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).

4.3
Senior Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 13, 2015).

4.4
First Supplemental Indenture, dated as of February 13, 2015, among Third Point Re (USA) Holdings Inc., as issuer, Third Point Reinsurance Ltd., as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 13, 2015).

4.5	7.00% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 13, 2015).
4.6	Description of Share Capital
4.7	Warrant Agreement, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.8	Contingent Value Rights Agreement, dated February 26, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.9	Upside Rights, dated February 26, 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.10
Registration Rights Agreement, between SiriusPoint Ltd. and CM Bermuda Limited, dated February 26, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.11
Investor Rights Agreement, between SiriusPoint Ltd. and CM Bermuda Limited, dated February 26, 2021 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.12
Investor Rights Agreement, between SiriusPoint Ltd. and Daniel S. Loeb, dated February 26, 2021 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.13
Assumption Agreement, by and among SiriusPoint Ltd., Bain Capital Special Situations Asia, L.P., CCOF Master, L.P., Centerbridge Credit Partners Master, LP, Centerbridge Special Credit Partners III, LP, and GPC Partners Investments (Canis) LP, dated February 26, 2021 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.14	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 7, 2021).
4.15
Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and Easterly Acquisition Corp. (including form of public warrant certificate) (incorporated by reference to Exhibit 4.1 to Sirius’ Annual Report on Form 10-K filed with the SEC on March 5, 2020).

4.16
Form of Assignment, Assumption and Amendment Agreement to Warrant Agreement among Easterly Acquisition Corp., Sirius International Insurance Group, Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by Sirius International Insurance Group, Ltd. on March 5, 2020).

4.17	Form of Senior Indenture to be entered into between SiriusPoint Ltd., as issuer, and The Bank of New York Mellon, as Trustee.
4.18	Side Letter with Series B Preference Shareholders (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
4.19
Indenture, dated as of November 1, 2016, by and between Sirius International Group, Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).

4.20
First Supplemental Indenture, dated as of November 1, 2016, by and between Sirius International Group, Ltd. and The Bank of New York Mellon, as trustee, including form of 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).

4.21
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

4.22
Third Supplemental Indenture, dated as of May 27, 2021, by and among Sirius International Group, Ltd., SiriusPoint Ltd. and The Bank of New York Mellon, as trustee, in regards to the 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by SiriusPoint Ltd. on May 27, 2021).

4.23
Subordinated Indenture, dated as of September 22, 2017, by and among Sirius International Group, Ltd., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon London Branch, as paying agent and calculation agent, including form of Floating Rate Callable Subordinated Notes due 2047 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).

4.24
First Supplemental Indenture, dated as of May 27, 2021, by and among Sirius International Group, Ltd., SiriusPoint Ltd., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent and calculation agent relating to the Subordinated Indenture, dated as of September 22, 2017 in regards to the Floating Rate Callable Subordinated Notes due 2047 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by SiriusPoint Ltd. on May 27, 2021).

10.1**
Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of January 23, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed on July 15, 2013).

10.1.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, dated as of April 1, 2015 (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.1.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III dated as of May 4, 2016 (incorporated by reference to Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2016).

10.1.3**
Amendment No. 3 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into on March 17, 2017, effective as of March 1, 2017 (incorporated by reference to Exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.1.4**
Amendment No. 4 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of August 3, 2017 (incorporated by reference to Exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.1.5 **
Amendment No. 5 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of April 1, 2018 (incorporated by reference to Exhibit 10.4.5 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2018).

10.1.6 **
Amendment No. 6 to Employment Agreement between Third Point Reinsurance Ltd. and Daniel Victor Malloy III, entered into as of May 8, 2019 (incorporated by reference to Exhibit 10.4.6 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019).

10.2**	Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 15, 2013).
10.3**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.4**	Form of Employee Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).
10.5**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on July 15, 2013).
10.6**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.7**
Employment Agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, dated as of December 13, 2013 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

10.7.1
Amendment No. 1 to Employment Agreement between Third Point Reinsurance Ltd. and Nicholas Campbell, entered into as of April 1, 2018.(incorporated by reference to Exhibit 10.9.1 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2018).

10.8**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).
10.9**	Third Point Reinsurance Ltd. Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).
10.10
Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 filed on July 15, 2013).

10.11†	Letter Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1 filed on July 15, 2013).
10.12**	Director and Officer Indemnification Agreement.
10.13**
Amended and Restated Employment Agreement between Third Point Reinsurance Ltd. and Christopher S. Coleman, dated as of November 10, 2014 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).

10.14**
Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of March 22, 2017 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.14.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of April 1, 2019 (incorporated by reference to Exhibit 10.41.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.14.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of May 10, 2019 (incorporated by reference to Exhibit 10.41.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.15
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

10.16**
Letter Agreement, dated as of September 23, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020).

10.17**
Employee Restricted Share Award Agreement, dated as of October 1, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020).

10.18
Credit Agreement, dated as of November 2, 2020, by and among Third Point Reinsurance Ltd., the other subsidiaries of Third Point Reinsurance Ltd. from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020).

10.19**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).

10.19.1**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the PSU Award granted on February 27, 2020 (incorporated by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.19.2**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.19.3**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.5 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.19.4**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.6 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.20**
Amended and Restated Employment Agreement dated as of February 15, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.21**
Amended and Restated Restricted Shares Agreement.dated as of February 15, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.22**
Employee Share Option Agreement, dated as of February 26, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.23**
Separation Agreement and Release dated January 20, 2021 by and between Third Point Reinsurance Ltd. and Christopher S. Coleman (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.24**	David W. Junius Employment Offer Letter dated September 23, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.25**	Rachael Dugan Employment Offer Letter dated January 19, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.26**	Vievette Henry Employment Offer Letter dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.27**	Prashanth Gangu Employment Offer Letter dated February 3, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.28**	Ming Zhang Employment Agreement dated November 3, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.29**
Employee Restricted Share Award Agreement, dated as of November 23, 2020, by and between Third Point Reinsurance Ltd. and Ming Zhang (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.30**	Amended and Restated Director Compensation Policy dated February 23, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.31**	Form of Director Restricted Shares Agreement (Special Award) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.32**	Form of Employee Restricted Shares Agreement (Legacy TPRE – Retention Awards) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.33**	Form of Employee Restricted Share Unit Agreement (Legacy Sirius - Retention Awards) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.34**	Form of Employee Restricted Shares Agreement (Sign-on Awards) (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.35**	Form of Employee Service Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.36**	Form of Employee Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.37**	Form of Employee Service Restricted Shares Agreement (prior performance cycles) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.38**	Form of Employee Service Restricted Share Unit Agreement (time vesting RSUs) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.39**
Form of Employee Performance Restricted Share Unit Agreement (performance vesting RSUs) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.40**	Amended and Restated SiriusPoint Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).
10.41
Loss Portfolio Transfer Reinsurance Agreement by and among SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and Pallas Reinsurance Company Ltd. dated as of October 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).

10.42
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

10.43
Fourth Amended and Restated Limited Partnership Agreement of Third Point Enhanced LP, dated as of February 23, 2022, by and among Third Point Advisors L.L.C., SiriusPoint Ltd., SiriusPoint Bermuda Insurance Company Ltd. and Sirius Re Holdings, Inc.

10.44
Amended and Restated Investment Management Agreement, dated as of February 23, 2022, by and between Third Point LLC, SiriusPoint Ltd., SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and SiriusPoint International Insurance Corporation.

21.1	List of Subsidiaries as of December 31, 2021.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young Ltd.
23.3	Third Point Enhanced LP Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Third Point Enhanced LP as of and for the year ended December 31, 2021
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on March 1, 2022.
                            SIRIUSPOINT LTD.
                            (Registrant)
By:    /s/ Sid Sankaran
Name: Sid Sankaran
Title:     Director and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Junius and Rachael Dugan, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Sid Sankaran	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Sid Sankaran

/s/ David W. Junius	Chief Financial Officer (Principal Financial Officer)	March 1, 2022
David W. Junius

/s/ Anthony L. LeHan	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Anthony L. LeHan

/s/ Rafe de la Gueronniere	Director	March 1, 2022
Rafe de la Gueronniere

/s/ Gretchen A. Hayes	Director	March 1, 2022
Gretchen A. Hayes

/s/ Sharon Ludlow	Director	March 1, 2022
Sharon Ludlow

/s/ Mehdi A. Mahmud	Director	March 1, 2022
Mehdi A. Mahmud

/s/ Franklin Montross	Director	March 1, 2022
Franklin (Tad) Montross

/s/ Mark Parkin	Director	March 1, 2022
Mark Parkin

/s/ Peter Tan	Director	March 1, 2022
Peter Tan

/s/ Joshua L. Targoff	Director	March 1, 2022
Joshua L. Targoff

SIRIUSPOINT LTD.
All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of SirusPoint Ltd. and its subsidiaries listed on the above index.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SiriusPoint Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of SiriusPoint Ltd. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, including the related notes and schedules of summary of investments - other than investments in related parties as of December 31, 2021, supplementary insurance information and reinsurance for the year ended December 31, 2021, and condensed financial information of registrant and supplementary information for property-casualty insurance operations as of and for the year ended December 31, 2021 appearing on the F pages listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for assumed written premiums in 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Sirius International Insurance Group, Ltd. (Sirius Group) from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. Subsequent to the acquisition, certain elements of Sirius Group’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. We have also excluded these elements of the internal control over financial reporting of Sirius Group from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately 59% of consolidated assets, 64% of consolidated liabilities and 58% of the consolidated revenues.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Sirius Group – Valuation of Value of Business Acquired and Distribution Relationships Intangible Assets
As described in Notes 1 and 3 to the consolidated financial statements, the Company completed the acquisition of Sirius Group on February 26, 2021 for a total purchase price of $1,079.8 million, which resulted in the recognition of an intangible asset relating to the value of business acquired (VOBA) of $147.9 million and a distribution relationships intangible asset of $75.0 million, among other identifiable intangible assets. Management determined the fair value of the VOBA intangible asset by calculating the difference between the risk-adjusted future loss and expenses, discounted to present value, and the unearned premium reserve associated with the policies and contracts that were in-force as of the closing date of the acquisition. As disclosed by management, judgment was applied in estimating the VOBA intangible asset, which involved the use of significant assumptions related to the discount rate and expected profitability associated with the unearned premium reserve, which includes an associated risk margin. Management determined the fair value of the distribution relationships intangible asset using a variation of the income approach. As disclosed by management, judgment was applied in estimating the fair value of the distribution relationships intangible asset, which involved the use of assumptions related to the discount rate and customer attrition rate, as well as the expected revenue growth rates and profitability margins (which are used to determine the amount and timing of expected future cash flows).
The principal considerations for our determination that performing procedures relating to the valuation of the VOBA and distribution relationships intangible assets as a result of the acquisition of Sirius Group is a critical audit matter are (i) the significant judgment by management when determining the fair values; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions related to the discount rates for the VOBA and distribution relationships intangible assets and the customer attrition rate for the distribution relationships intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the VOBA and distribution relationships intangible assets, including controls over the development of the significant assumptions related to the discount rates for the VOBA and distribution relationships intangible assets and the customer attrition rate for the distribution relationships intangible asset. These procedures also included, among others, testing management’s process for determining the fair values of the VOBA and distribution relationships intangible assets. Testing management’s process included testing the completeness and accuracy of data used by management; (ii) evaluating the appropriateness of the valuation methods used by management; and (iii) evaluating the reasonableness of the significant assumptions related to the discount rates and customer attrition rate. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the significant assumptions relating to the discount rates and customer attrition rate.
Valuation of Loss and Loss Adjustment Expense Reserves
As described in Notes 2 and 13 to the consolidated financial statements, the Company’s loss and loss adjustment expense reserves as of December 31, 2021 were $4,841.4 million. Loss and loss adjustment expense reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. As disclosed by management, the uncertainties are primarily due to the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims; the diversity of development patterns among different lines of business; and the reliance on cedents, managing general underwriters, and brokers for information regarding claims. Management applies judgment and uses several actuarial methods to perform the Company’s loss reserve analysis, which include the expected loss ratio method, paid loss development method, incurred loss development method, and Bornhuetter-Ferguson paid and incurred loss methods. Use of these methods involves key assumptions, including expected loss ratios and paid and incurred loss development factors. Key to the projection of ultimate loss is the selection and weighting of the actuarial methods.
The principal considerations for our determination that performing procedures relating to valuation of loss and loss adjustment expense reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions related to the expected loss ratios, paid and incurred loss development factors, and the selection and weighting of the actuarial methods (collectively, the “significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss and loss adjustment expense reserves for certain lines of business, including controls over the development of the significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) developing an independent estimate for certain lines of business of the loss and loss adjustment expense reserves, and comparing this independent estimate to management’s actuarially determined reserves; and (ii) for certain lines of business, testing management’s process for estimating loss and loss adjustment expense reserves by evaluating the appropriateness of management’s actuarial reserving methods and the reasonableness of the significant assumptions. Developing an independent estimate and testing management’s process also involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 1, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
SiriusPoint Ltd. (formerly known as Third Point Reinsurance Ltd.)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiriusPoint Ltd. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Change in Accounting Policy
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for assumed gross premiums written effective January 1, 2021, with retrospective application to all periods presented.
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

Valuation of incurred but not reported loss and loss adjustment expense reserves

Description of the Matter	At December 31, 2020, the Company’s incurred but not reported loss and loss adjustment expense reserves (IBNR reserves) were $1,043.5 million which are included in the loss and loss adjustment expense reserves of $1,310.1 million. As described in Notes 2 and 13 of the consolidated financial statements, IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses at a given point in time. Inherent in the estimate of ultimate loss and loss adjustment expenses, including catastrophe events, are the uncertainties of future expected trends in claim severity and frequency which may vary significantly as claims are settled. The uncertainties are primarily due to the preliminary nature of the information, the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims, the diversity of development patterns among different types of reinsurance treaties, and the reliance on the cedents and brokers for information regarding claims. In particular, the estimate of ultimate loss and loss adjustment expenses is sensitive to significant assumptions including the initial expected loss ratio, paid and incurred loss development factors, the selection and weighting of the principal actuarial methods applied to project the ultimate losses, and the estimate of the ultimate loss for a catastrophe event.

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

/s/ Ernst & Young Ltd.

We have served as the Company’s auditor from 2012 to 2020.

Hamilton, Bermuda
February 23, 2021, except for Notes 2, 5, 13 and 14 as to which the date is June 17, 2021, and for Note 5, Schedule II and Schedule III, as to which the date is March 1, 2022.

SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments in related party investment funds, at fair value (cost - $441.9; 2020 - $891.9)	$909.6	$1,055.6
Debt securities, trading, at fair value (cost - $2,099.3; 2020 - $91.4)	2,085.6	101.3
Short-term investments, at fair value (cost - $1,076.0; 2020 - N/A)	1,075.8	—
Equity securities, trading, at fair value (cost - $4.5; 2020 - N/A)	2.8	—
Other long-term investments, at fair value (cost - $443.0; 2020 - $4.0) (includes related party investments at fair value of $258.2 (2020 - $4.0))	456.1	4.0
Total investments	4,529.9	1,160.9
Cash and cash equivalents	999.8	526.0
Restricted cash and cash equivalents	948.6	1,187.9
Redemption receivable from related party investment fund	250.0	—
Due from brokers	15.9	94.9
Interest and dividends receivable	8.3	0.9
Insurance and reinsurance balances receivable, net	1,708.2	441.9
Deferred acquisition costs and value of business acquired, net	218.8	68.6
Unearned premiums ceded	242.8	20.5
Loss and loss adjustment expenses recoverable, net	1,215.3	14.4
Deferred tax asset	182.0	0.4
Intangible assets	171.9	—
Other assets	126.8	18.8
Total assets	$10,618.3	$3,535.2
Liabilities
Loss and loss adjustment expense reserves	$4,841.4	$1,310.1
Unearned premium reserves	1,198.4	284.8
Reinsurance balances payable	688.3	78.1
Deposit liabilities	150.7	153.0
Securities sold, not yet purchased, at fair value	—	12.0
Due to brokers	6.5	—
Accounts payable, accrued expenses and other liabilities	229.8	17.6
Deferred tax liability	95.4	—
Liability-classified capital instruments	87.8	—
Debt	816.7	114.3
Total liabilities	8,115.0	1,969.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	—
Common shares (issued and outstanding: 161,929,777; 2020 - 95,582,733)	16.2	9.6
Additional paid-in capital	1,622.7	933.9
Retained earnings	665.0	620.4
Accumulated other comprehensive loss	(0.2)	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,503.7	1,563.9
Noncontrolling interests	(0.4)	1.4
Total shareholders’ equity	2,503.3	1,565.3
Total liabilities, noncontrolling interests and shareholders’ equity	$10,618.3	$3,535.2

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2021, 2020 and 2019
(expressed in millions of U.S. dollars, except per share and share amounts)

	2021	2020	2019
Revenues
Net premiums earned	$1,717.0	$610.8	$700.1
Net realized and unrealized investment gains (losses)	(16.9)	69.2	15.3
Net realized and unrealized investment gains from related party investment funds	304.0	195.0	249.6
Other net investment income	25.4	14.7	17.6
Total realized and unrealized investment gains and net investment income	312.5	278.9	282.5
Other revenues	151.2	—	—
Total revenues	2,180.7	889.7	982.6
Expenses
Loss and loss adjustment expenses incurred, net	1,326.5	465.3	403.5
Acquisition costs, net	387.8	187.1	295.6
Other underwriting expenses	158.8	30.1	34.2
Net corporate and other expenses	266.6	41.9	36.2
Intangible asset amortization	5.9	—	—
Interest expense	34.0	8.2	8.2
Foreign exchange (gains) losses	(44.0)	5.2	3.6
Total expenses	2,135.6	737.8	781.3
Income before income tax (expense) benefit	45.1	151.9	201.3
Income tax (expense) benefit	10.7	(8.1)	(0.7)
Net income	55.8	143.8	200.6
Net (income) loss attributable to noncontrolling interests	2.3	(0.3)	—
Net income available to SiriusPoint	58.1	143.5	200.6
Dividends on Series B preference shares	(13.5)	—	—
Net income available to SiriusPoint common shareholders	$44.6	$143.5	$200.6
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.28	$1.54	$2.18
Diluted earnings per share available to SiriusPoint common shareholders	$0.27	$1.53	$2.16
Weighted average number of common shares used in the determination of earnings per share
Basic	148,667,770	92,510,090	91,835,990
Diluted	150,156,466	92,957,799	92,652,316

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2021, 2020 and 2019
(expressed in millions of U.S. dollars)

	2021	2020	2019
Comprehensive income
Net income	$55.8	$143.8	$200.6
Other comprehensive loss
Change in foreign currency translation, net of tax	(0.2)	—	—
Total other comprehensive loss	(0.2)	—	—
Comprehensive income	55.6	143.8	200.6
Net (income) loss attributable to noncontrolling interests	2.3	(0.3)	—
Comprehensive income available to SiriusPoint	$57.9	$143.5	$200.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2021, 2020 and 2019
(expressed in millions of U.S. dollars)

	2021	2020	2019
Series B preference shares
Balance, beginning of period	$—	$—	$—
Issuance of preference shares, net	200.0	—	—
Balance, end of period	200.0	—	—
Common shares
Balance, beginning of period	9.6	9.5	9.4
Issuance of common shares, net	0.2	0.1	0.1
Issuance of common shares for Sirius Group acquisition	5.8	—	—
Issuance of common shares to related party	0.6	—	—
Balance, end of period	16.2	9.6	9.5
Additional paid-in capital
Balance, beginning of period	933.9	927.7	918.9
Issuance of common shares, net	13.0	(0.4)	1.8
Acquisition of Sirius Group	589.7	—	—
Issuance of common shares to related party	48.0	—	—
Share compensation	38.1	6.6	7.0
Balance, end of period	1,622.7	933.9	927.7
Retained earnings
Balance, beginning of period	620.4	476.9	276.3
Net income	55.8	143.8	200.6
Net (income) loss attributable to noncontrolling interests	2.3	(0.3)	—
Dividends on preference shares	(13.5)	—	—
Balance, end of year	665.0	620.4	476.9
Accumulated other comprehensive loss
Accumulated net foreign currency translation
Balance, beginning of period	—	—	—
Net change in foreign currency translation	(0.2)	—	—
Balance, end of period	(0.2)	—	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,503.7	1,563.9	1,414.1
Noncontrolling interests	(0.4)	1.4	—
Total shareholders’ equity	$2,503.3	$1,565.3	$1,414.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020 and 2019
(expressed in millions of U.S. dollars)

	2021	2020	2019
Operating activities
Net income	$55.8	$143.8	$200.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation	11.4	6.6	7.0
Net interest expense on deposit liabilities	3.7	0.9	5.9
Net realized and unrealized (gain) loss on investments and derivatives	3.0	(62.5)	(2.5)
Net realized and unrealized gain on investment in related party investment funds	(304.0)	(195.0)	(249.6)
Other revenues	(100.1)	—	—
Gain from sale of consolidated subsidiary	(5.8)	—	—
Amortization of premium and accretion of discount, net	9.5	(3.8)	(1.4)
Amortization of intangible assets	5.9	—	—
Depreciation and other amortization	6.1	—	—
Other items, net	(26.3)	5.2	3.6
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(48.3)	38.6	20.4
Deferred acquisition costs and value of business acquired, net	(2.3)	23.6	24.8
Unearned premiums ceded	(33.3)	(17.3)	(1.5)
Loss and loss adjustment expenses recoverable, net	(390.2)	(8.9)	(3.5)
Deferred tax asset/liability	(44.8)	7.9	0.7
Other assets	34.8	(4.6)	(0.8)
Interest and dividends receivable	0.6	1.3	(0.9)
Loss and loss adjustment expense reserves	614.8	190.3	157.8
Unearned premium reserves	13.6	(51.3)	(41.6)
Reinsurance balances payable	223.0	1.8	11.5
Accounts payable, accrued expenses and other liabilities	(25.5)	(3.3)	10.6
Net cash provided by operating activities	1.6	73.3	141.1
Investing activities
Proceeds from redemptions from related party investment funds	200.0	—	760.0
Contributions to related party investment funds	—	—	(87.0)
Change in participation agreement with related party investment funds	—	—	(2.3)
Purchases of investments	(3,398.7)	(444.1)	(331.4)
Proceeds from sales and maturities of investments	2,687.9	532.2	446.2
Purchases of investments to cover short sales	(20.6)	(2.8)	—
Proceeds from short sales of investments	9.7	15.7	—
Change in due to/from brokers, net	77.9	(95.0)	1.4
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	631.9	—	—
Proceeds from sale of consolidated subsidiary, net of cash sold	20.5	—	—
Net cash provided by investing activities	208.6	6.0	786.9
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	50.8	—	1.9
Taxes paid on withholding shares	(0.5)	(0.3)	(0.1)
Cash dividends paid to preference shareholders	(12.2)	—	—
Net proceeds (payments) on deposit liability contracts	(14.0)	(20.2)	10.8
Change in total noncontrolling interests, net	0.2	1.1	—
Net cash provided by (used in) financing activities	24.3	(19.4)	12.6
Net increase in cash, cash equivalents and restricted cash	234.5	59.9	940.6
Cash, cash equivalents and restricted cash at beginning of year	1,713.9	1,654.0	713.4
Cash, cash equivalents and restricted cash at end of year	$1,948.4	$1,713.9	$1,654.0
Supplementary information
Interest paid in cash	$39.3	$8.3	$8.1
Income taxes paid in cash	$14.7	$0.1	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SiriusPoint Ltd.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)

1. Organization
SiriusPoint Ltd. (together with its consolidated subsidiaries, “SiriusPoint” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011. Through its subsidiaries, the Company is a provider of global multi-line reinsurance and insurance products and services.
On February 26, 2021, the Company completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius” or “Sirius Group”) and changed its name from Third Point Reinsurance Ltd. to SiriusPoint Ltd. (“SiriusPoint”). The results of operations and cash flows of Sirius Group are included from the acquisition date of February 26, 2021 forward. All references to SiriusPoint throughout this Form 10-K for periods prior to the acquisition date refer to legacy Third Point Reinsurance Ltd., unless otherwise indicated. For additional information, see Note 3 to our consolidated financial statements.
In connection with an internal reorganization:
•On May 27, 2021, Sirius International Group, Ltd. (“SIG”), Sirius International Holdings Ltd. and Sirius International Insurance Group, Ltd., wholly-owned subsidiaries of the Company, merged with and into the Company, with the Company being the surviving entity;
•On May 27, 2021, Third Point Reinsurance Company Ltd. (“Third Point Re BDA”) merged with and into Sirius Bermuda Insurance Company Ltd. (“Sirius Bermuda”), with Sirius Bermuda being the surviving entity. Upon the effectiveness of the merger, Sirius Bermuda changed its name to SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”);
•On December 31, 2021, Third Point Reinsurance (USA) Ltd. (“Third Point Re USA”) merged with and into SiriusPoint Bermuda, with SiriusPoint Bermuda being the surviving entity. All references to SiriusPoint Bermuda for periods prior to the merger date refer to legacy Third Point Re BDA and Sirius Bermuda, unless otherwise indicated; and
•On December 31, 2021, Third Point Re (USA) Holdings Inc., a wholly-owned subsidiary of the Company, merged with and into the Company, with the Company being the surviving entity.
These consolidated financial statements include the results of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.
With recent changes in strategy and executive management following the acquisition of Sirius Group, the Company has determined that it will report on two operating segments: Reinsurance and Insurance & Services. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation. See Note 5 for additional information.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint shareholders.
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
The difference between the fair value of net assets acquired and the purchase price is recorded as a bargain purchase gain in other revenues in the consolidated statements of income.
Intangible assets arising from our business acquisitions are classified as either finite or indefinite-lived intangible assets. Finite-lived intangible assets are amortized over their useful lives with the amortization expense being recognized in the consolidated statements of income. The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. All of these assets are subject to impairment testing for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Indefinite-lived intangible assets are however not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. The Company initially evaluates indefinite-lived intangible assets using a qualitative approach to determine whether it is more likely than not that the fair value is greater than its carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value exceeds its fair value, the Company performs the quantitative test for impairment. If indefinite-lived intangible assets are impaired, such assets are written down to their fair values with the related expense recognized in the consolidated statements of income.
Cash, cash equivalents and restricted cash
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less.
Restricted cash and cash equivalents consist of cash held in trust accounts securing obligations under certain reinsurance contracts and cash held in trust accounts securing letters of credit issued under credit facilities.
Premium revenue recognition
Effective January 1, 2021, the Company changed its accounting policy for assumed written premiums. Previously, the Company estimated ultimate premium written for the entire contract period and recorded this estimate at inception of the contract. For contracts where the full premium written was not estimable at inception, the Company recorded premium written for the portion of the contract period for which the amount was estimable.
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
The change in policy has been made because it is management’s opinion that the revised policy reflects the timing of when premiums are written by the cedent and reduces estimation uncertainty regarding the assets and liabilities recorded.

The following tables provide a summary of the retrospective impact from the change in accounting policy on the Company’s consolidated financial statements:
Consolidated balance sheets

	December 31, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable, net	$559.4	$(117.5)	$441.9
Deferred acquisition costs and value of business acquired, net	134.3	(65.7)	68.6
Unearned premiums ceded	27.7	(7.2)	20.5
Total assets	3,725.6	(190.4)	3,535.2

Reinsurance balances payable	80.4	(2.3)	78.1
Unearned premium reserves	472.9	(188.1)	284.8
Total liabilities	2,160.3	(190.4)	1,969.9

Shareholders’ equity attributable to SiriusPoint shareholders	$1,563.9	$—	$1,563.9
Consolidated statements of income

	Year ended December 31, 2020			Year ended December 31, 2019
	As previously reported	Adjustment	Restated amount	As previously reported	Adjustment	Restated amount
Gross premiums written	$588.0	$0.5	$588.5	$631.8	$36.6	$668.4
Gross premiums ceded	(39.7)	(6.6)	(46.3)	(9.3)	(2.1)	(11.4)
Net premiums written	548.3	(6.1)	542.2	622.5	34.5	657.0
Change in net unearned premium reserves	62.5	6.1	68.6	77.6	(34.5)	43.1
Net premiums earned	$610.8	$—	$610.8	$700.1	$—	$700.1

Net income available to SiriusPoint common shareholders	$143.5	$—	$143.5	$200.6	$—	$200.6
Consolidated statement of cash flows

	Year ended December 31, 2020			Year ended December 31, 2019
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable, net	$38.8	$(0.2)	$38.6	$30.0	$(9.6)	$20.4
Deferred acquisition costs and value of business acquired, net	20.4	3.2	23.6	49.1	(24.3)	24.8
Unearned premiums ceded	(10.7)	(6.6)	(17.3)	0.6	(2.1)	(1.5)
Unearned premium reserves	(51.8)	0.5	(51.3)	(78.1)	36.5	(41.6)
Reinsurance balances payable	(1.3)	3.1	1.8	12.0	(0.5)	11.5
Net cash provided by operating activities	$73.3	$—	$73.3	$141.1	$—	$141.1
The change in accounting policy had no impact on the previously reported net income or shareholders’ equity attributable to SiriusPoint shareholders.
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
Reinsurance premiums ceded
From time to time, the Company reduces the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are earned over the contract period in proportion to the period of risk covered. Unearned premiums ceded consist of the unexpired portion of insurance and reinsurance ceded.
Funds held
Funds held by ceding companies represent amounts due to the Company in connection with certain assumed reinsurance agreements in which the ceding company retains a portion of the premium to provide security against future loss payments. The funds held by ceding companies are generally invested by the ceding company and a contractually agreed interest amount is credited to the Company and recognized as investment income. These amounts are included in insurance and reinsurance balances receivable, net on the consolidated balance sheets.
Funds held under reinsurance treaties represent contractual payments due from the Company that have been retained to secure such obligations. These amounts are included in reinsurance balances payable on the consolidated balance sheets.
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
Deferred acquisition costs
Deferred acquisition costs consist of commissions, brokerage expenses, excise taxes and other costs which are directly attributable to the successful acquisition or renewal of contracts and vary with the production of business. These costs are deferred and amortized over the period in which the related premiums are earned. Amortization of deferred acquisition costs are shown net of contractual commissions earned on reinsurance ceded within acquisition expenses, net in the consolidated statements of net income.
Acquisition costs also include profit commissions that are expensed when incurred. Profit commissions are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
As a result of the Sirius Group acquisition, a value of business acquired (“VOBA”) intangible asset was established. VOBA represents the expected future losses and expenses associated with the policies and contracts that were in-force as of the closing date of the transaction compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value, and the unearned premium reserve was estimated to be the VOBA. Amortization of VOBA is recorded in acquisition costs, net in the consolidated statements of net income and the VOBA related asset is included in deferred acquisition costs and value of business acquired, net on the consolidated balance sheets.
The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of expected loss and loss adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2021, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.

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
Deposit liabilities
Certain contracts do not transfer sufficient insurance risk to be deemed reinsurance contracts and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts transfer sufficient risk to be accounted for as reinsurance contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments. In some cases, the effective yield on the contract may be negative, which will result in the recognition of other income. Fixed interest credits on deposit accounted contracts are included in net corporate and other expenses in the consolidated statements of net income.
Fair value measurement
The Company determines the fair value of financial instruments in accordance with current accounting guidance, which defines fair value and establishes a three level fair value hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Fair value is defined as the price that the Company would receive to sell an asset or would pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Refer to Note 7 for additional information.
Investments
Short-term investments
Short-term investments consist of U.S. treasury bills, certificates of deposit and other securities, which, at the time of purchase, mature within a period of greater than three months but less than one year. Short-term investments are carried at fair value. The Company previously included short-term investments within debt securities on the consolidated balance sheets. As a result of the acquisition of Sirius Group, these balances have significantly grown and are now disclosed as a separate line item in the consolidated balance sheets in accordance with Rule 7-03 of Regulation S-X. This balance sheet reclassification had no impact on the previously reported total investments, total assets or shareholders’ equity attributable to SiriusPoint common shareholders.
Investment Securities
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
Changes in unrealized gains and losses are reported pre-tax in revenues. Realized gains and losses are determined using cost calculated on a specific identification basis and are reported pre-tax in revenues. Dividends are recorded on the ex-dividend date. Income and expenses are recorded on the accrual basis including interest and premiums amortized and discounts accreted.
Other long-term investments
Other long-term investments consist primarily of hedge funds, private equity funds, and other strategic investments. The fair values of hedge funds and private equity funds that produce net asset value (“NAV”) are generally recorded based upon the Company's proportionate interest in the underlying fund's NAV, which is deemed to approximate fair value. In addition, due to a lag in reporting, some of the fund managers, fund administrators or both, are unable to provide final fund valuations as of the Company's reporting date. In these circumstances, the Company estimates the return of the current period and uses all credible information available. This includes utilizing preliminary estimates reported by its fund managers and using information that is available to the Company with respect to the underlying investments, as necessary. The changes in fair value are reported in pre-tax revenues in net realized and unrealized investment gains (losses). Actual final fund valuations may differ from the Company's estimates and these differences are recorded in the period they become known as a change in estimate. For other strategic investments, management generally engages third-party valuation specialist to assist in determination of the fair value based on commonly accepted valuation methods (i.e., income approach, market approach).
Other long-term investments include certain investments that are eligible for the equity method where the Company has elected the fair value option under which the changes in fair value are reported in pre-tax revenues in net realized and unrealized investment gains (losses). See Note 10 for additional information.
Investments in related party investment funds
The Company invests in Third Point Enhanced LP (“TP Enhanced Fund”) and Third Point Venture Offshore Fund I LP (“TP Venture Fund”), both related party investment funds. The Company’s investment in the funds are stated at their fair value, that generally represents the Company’s proportionate interest in the funds as reported by the fund based on the NAV provided by the fund administrator. Increases or decreases in such fair value are recorded within net realized and unrealized investment gains from related party investment funds in the Company’s consolidated statements of income. The Company records contributions and withdrawals related to its investments in the funds on the transaction date.
Derivative financial instruments
The Company holds derivative contracts to manage credit risk, interest rate risk, currency exchange risk and other exposure risks. The Company uses derivatives in connection with its risk-management activities to economically hedge certain risks and to gain exposure to certain investments. The utilization of derivative contracts also allows for an efficient means by which to trade certain asset classes.
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
For share-based compensation awards that contain both a service and performance condition, the Company recognizes compensation expense only for the portion of the award that is considered probable of vesting. Fair value of share-based compensation awards considered probable of vesting are expensed over the requisite service period. The probability of share-based awards vesting is evaluated at each reporting period. Share-based compensation awards that contain only service condition and share purchase options are expensed ratably over the requisite service period.
Defined benefit plans
Certain SiriusPoint employees in Europe participate in defined benefit plans. The liability for the defined benefit plans that is reported on the consolidated balance sheets is the current value of the defined benefit obligation at the end of the period, reduced by the fair value of the plan's assets, with adjustments for actuarial gains and losses. The defined benefit pension plan obligation is calculated annually by independent actuaries. The current value of the defined benefit obligation is determined through discounting of expected future cash flows, using interest rates determined by current market interest rates. The service costs and actuarial gains and losses on the defined benefit obligation and the fair value on the plan assets are recognized in the consolidated statements of income.
Debt offering costs
Costs incurred in issuing debt, which includes underwriters’ fees, legal and accounting fees, printing and other fees are capitalized and presented as a direct deduction from the principal amount of notes payable in the consolidated balance sheets. These costs are amortized over the term of the debt and are included in interest expense in the consolidated statements of income.
Other underwriting expenses
Other underwriting expenses primarily consist of general and administrative expenses and other operating income and expenses allocated to underwriting activities. Other underwriting expenses are also comprised of expenses relating to interest crediting features in certain reinsurance contracts and changes in fair value of reinsurance contracts accounted for as derivatives. Variable and fixed interest crediting features are calculated on funds transferred to the Company where interest is credited based on actual cash received into a notional experience account. The ceding company can typically elect to commute at specific points in time in exchange for the amounts held in the notional experience account. For those contracts that contain variable interest crediting features, actual investment returns realized by the Company are included in the calculation, which can increase the overall effective interest crediting rate on those contracts. Variable interest credit features are accounted for as embedded derivatives. Fixed interest credits on reinsurance contracts are included in other underwriting expenses in the consolidated statements of income.
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of SiriusPoint America Insurance Company. The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are reported in shareholders’ equity, in accumulated other comprehensive loss. As of December 31, 2021, the Company had net unrealized foreign currency translation losses of $0.2 million recorded in accumulated other comprehensive loss on its consolidated balance sheet.
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
Federal and foreign income taxes
The Company provides for income taxes for its operations in income tax paying jurisdictions. The Company’s provision relies on estimates and interpretations of currently enacted tax laws.
The Company recognizes deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the consolidated statements of income in the year in which they are made. Adjustments could be material and could significantly impact earnings in the year they are recorded.
The Tax Cuts and Jobs Act (the "TCJA") which was enacted into law in the U.S. in December 31, 2017 includes a new base erosion and anti-abuse tax ("BEAT"), which is essentially a minimum tax that is potentially applicable to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums. The statutory BEAT rate is 10% in 2019-2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income ("GILTI") under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, Sirius Group is treating BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner.

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
Noncontrolling interests
The Company consolidates the results of entities in which it has a controlling financial interest. Noncontrolling interests are presented as a separate line within shareholders’ equity in the consolidated balance sheets. The Company records the portion of net (income) loss attributable to noncontrolling interests as a separate line within the consolidated statements of income.
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
Leases
Leases in which substantially all of the risks and rewards of ownership are retained by the lessor are classified as operating leases. The Company does not have any leases classified as finance leases. For its operating leases, the Company recognizes lease assets and liabilities on the balance sheet, with the exception of leases with an original term of 12 months or less. Lease assets and liabilities are initially recognized and measured based on the present value of the lease payments. The Company also made an election to include both lease and non-lease components as a single component for all leases.
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company manages its business on the basis of two operating segments: Reinsurance and Insurance & Services. Where applicable, all prior periods presented have been revised to conform to this new presentation. See Note 5 for additional information.
Liability-classified capital instruments
As part of the consideration transferred in the acquisition of Sirius Group, the Company issued various instruments that were classified as liabilities based on their terms, notably the settlement features for each and any potential adjustments to the exercise price for the warrants issued. Liability-classified capital instruments reported in the consolidated balance sheets include Series A preference shares, Merger Warrants, Private Warrants, Sirius Group Public Warrants, Upside Rights and Contingent Value Rights. See Note 3 for additional information on each of these instruments. The liability-classified capital instruments are carried at fair value with changes in fair value included in other revenues in the consolidated statements of income.

Recent accounting pronouncements
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company has fully adopted all provisions of the guidance with consideration of the various transition methods. The Company also adopted all other provisions in the guidance, including the requirement for an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax through a cumulative-effect adjustment to retained earnings. These provisions did not have a material impact on the Company’s consolidated financial statements or were not applicable to the Company.
In January 2020, the FASB issued Accounting Standards Update 2020-01, Investments—Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”). The amendments in ASU 2020-01 clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative for a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current U.S. GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.
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
During the year ended December 31, 2021, the Company did not declare or pay dividends to Series A preference shareholders.
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
Series A preference shares are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded gains of $20.4 million from the change in fair value of the Series A preference shares. As of December 31, 2021, the estimated fair value of the Series A preference shares is $20.4 million.
Merger Warrants
On February 26, 2021, the Company entered into a warrant agreement (the “Warrant Agreement”) with respect to the consideration price of the Sirius Group acquisition. Pursuant to the Warrant Agreement, each warrant (“Merger warrant”)

permits the holder thereof to purchase one common share for $11.00, subject to adjustment as set forth in the Warrant Agreement. The warrants are exercisable at any time after February 26, 2021 through the fifth anniversary of the closing date of the acquisition of Sirius Group. If the warrants are not exercised prior to the fifth anniversary, the warrants will expire without value. As of December 31, 2021, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded gains of $20.9 million from the change in fair value of the Merger warrants. As of December 31, 2021, the estimated fair value of the Merger warrants is $32.5 million.
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
The Private warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded gains of $4.1 million from the change in fair value of the Private warrants. As of December 31, 2021, the estimated fair value of the Private warrants is $3.2 million.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation, each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”). From February 26, 2021, holders of the Sirius Group Public Warrants have the right to receive the merger consideration that the holder of the Sirius Group Public Warrants would have received if such holder had exercised his, her or its warrants immediately prior to February 26, 2021. Because the exercise price of such Sirius Group Public Warrants of $18.89 was greater than the per share merger consideration, no such warrants were exercised prior to the completion of the merger and therefore no merger consideration was paid to holders of such warrants. The Sirius Group Public Warrants are not currently listed on any public exchange.
The Sirius Group Public Warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded gains of $1.5 million from the change in fair value of the Sirius Group Public Warrants. As of December 31, 2021, the estimated fair value of the Sirius Group Public Warrants is $1.1 million.
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

The Upside Rights are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded gains of $6.5 million from the change in fair value of the Upside Rights. As of December 31, 2021, the estimated fair value of the Upside Rights is $nil.
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
The CVRs are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded losses of $3.6 million from the change in fair value of the CVRs. As of December 31, 2021, the fair value of the CVRs is $30.6 million. The CVRs became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021.
The following table summarizes the change in fair value of the liability-classified capital instruments from the date of acquisition to December 31, 2021:

	Fair value as of February 26, 2021	Change in fair value	Fair value as of December 31, 2021
Series A preference shares	$40.8	$(20.4)	$20.4
Merger warrants	53.4	(20.9)	32.5
Private warrants	7.3	(4.1)	3.2
Sirius Group Public Warrants	2.6	(1.5)	1.1
Upside Rights	6.5	(6.5)	—
CVRs	27.0	3.6	30.6
Total liability-classified capital instruments	$137.6	$(49.8)	$87.8

Purchase Price
The components of the Company's total purchase price for Sirius Group at February 26, 2021 were as follows:

Cash consideration
Sirius Group shares acquired for cash		$100.4
Common Shares
Common Shares issued by SiriusPoint	58,331,196
SiriusPoint share price as of February 26, 2021	$10.21	595.6
Preference Shares
Series A Preference Shares issued, at fair value		40.8
Series B Preference Shares issued, at fair value (1)		200.0
Warrants
Merger warrants issued, at fair value		53.4
Private warrants issued, at fair value		7.3
Sirius Group Public Warrants, at fair value		2.6
Upside Rights
Upside Rights issued, at fair value		6.5
Contingent value rights (CVRs)
CVRs issued, at fair value		27.0
CVR waiver restricted shares		0.7
Other
Fair value of the replaced Sirius Group equity awards attributable to pre-combination services		37.5
Transaction fee reimbursement		8.0
Total purchase price		$1,079.8
(1)See Note 18 for additional information.

Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of major classes of identifiable assets acquired and liabilities assumed of Sirius Group as of February 26, 2021, the date the transaction closed:

Identifiable net assets:
Cash and investments	$3,944.1
Insurance and reinsurance balances receivable, net	1,201.0
Reinsurance assets	649.7
Value of business acquired	147.9
Deferred tax asset	228.0
Intangible assets	178.8
Other assets	181.9
Loss and loss adjustment expense reserves	(2,928.5)
Unearned premium reserves	(900.0)
Deferred tax liability	(186.8)
Debt	(728.2)
Other liabilities	(657.7)
Total identifiable net assets acquired	1,130.2
Total purchase price	1,079.8
Bargain purchase gain	$50.4

The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The gain from bargain purchase is included in other revenues in the consolidated statements of income. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
An explanation of the significant fair value adjustments is as follows:
•Goodwill and intangibles - to eliminate the goodwill and intangible assets in Sirius Group net assets acquired as part of the purchase accounting;
•Loss and loss adjustment expense reserves - to record loss and loss adjustment expense reserves at fair value, reflecting an increase for a market based risk margin, which represents the cost of capital required by a market participant to assume the loss and loss adjustment expense reserves of Sirius Group, partially offset by a deduction which represents the discount due to the present value calculation of the loss and loss adjustment expense reserves based on the expected payout of the net unpaid loss and loss adjustment expense reserves. The fair value adjustment resulted in an additional liability of $80.6 million which is amortized over the expected settlement period of the underlying claims. In addition, management increased certain casualty loss reserves by $70.0 million in order to reflect a consistent reserving approach between the two companies. The increase was in response to accumulated loss experience and the broader industry trends of social inflation;
•Deferred acquisition costs - to eliminate Sirius Group’s deferred acquisition costs asset;
•Value of business acquired (“VOBA”) - the expected future losses and expenses associated with the policies and contracts that were in-force as of the closing date of the transaction were estimated and compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value and the unearned premium reserve, was estimated to be the VOBA. The Company recognized VOBA of $147.9 million as a result of the Sirius Group acquisition. As of December 31, 2021, VOBA had a carrying value of $50.0 million and amortization of $97.9 million in the year ended December 31, 2021 was recorded in acquisition costs, net in the consolidated statements of net income;
•Finite-lived insurance intangible assets - to establish the fair value of identifiable finite-lived insurance intangible assets acquired, including customer and other relationships, trade names and technology. The fair values of the finite-lived intangible assets relating to customer and other relationships were determined using the multi-period excess earnings approach. This method reflects the present value of the projected cash flows that are expected to be generated by the asset, reduced by returns on contributory assets. The Company recognized identifiable finite-lived intangible assets of $130.0 million, which will be amortized over their estimated useful lives;
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
Identifiable intangible assets at February 26, 2021 and at December 31, 2021, consisted of the following, and are included in intangible assets on the Company’s consolidated balance sheets:

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization	Net balance at December 31, 2021
Distribution relationships	17 years	$75.0	$—	$75.0
MGA relationships	13 years	34.0	(4.9)	29.1
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	—	7.0
Trade name	16 years	16.0	(0.2)	15.8
Internally developed computer software	5 years	5.0	(0.8)	4.2
Identifiable intangible assets		$178.8	$(5.9)	172.9
Insurance licenses sold (1)				(1.0)
Net identifiable intangible assets at December 31, 2021 related to the acquisition of Sirius Group (2)				$171.9
(1)See Note 4 for additional information.

(2)No impairments were recorded in the year ended December 31, 2021.

The estimated remaining amortization expense for the Company's intangible assets with finite lives is as follows:

2022	$8.0
2023	11.1
2024	12.0
2025	11.4
2026 and thereafter	81.6
Total remaining amortization expense	$124.1
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
•Insurance licenses - Sirius Group, like other insurance providers, is required to maintain licenses to produce and service insurance contracts. Insurance licenses are estimated to have an indefinite life and are therefore not amortized but are subject to periodic impairment testing;
•Trade name - represents the value of the Sirius Group brand acquired; and
•Internally developed computer software - represents the value of internally developed computer software utilized by the Company.
Financial results
The following table summarizes the results of Sirius Group since February 26, 2021 that have been included in the Company's consolidated statements of income:

For the period from February 26, 2021 to December 31, 2021
Total revenues	$1,224.3
Net loss	$(161.2)
Supplemental Pro Forma Information
Sirius Group’s results have been included in the Company's consolidated financial statements from February 26, 2021 to December 31, 2021. The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2021 and 2020 and assumes the acquisition of Sirius Group occurred on January 1, 2020. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2020 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as such costs cannot be determined at this time.

	2021	2020
Total revenues	$2,343.9	$2,613.6
Net income (loss)	$60.7	$(268.4)

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
4. Significant transactions
Loss Portfolio Transfer
On October 29, 2021, the Company entered into a loss portfolio transfer transaction (the “LPT”) with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The LPT covers $362 million of the Company’s loss reserves for the subject business, including much of the legacy Sirius Group runoff portfolio, including asbestos and environmental lines, up to an aggregate limit of $592 million over the duration of the contract, for a premium of $381 million which was settled in the form of investments. The Company recognized a net Corporate charge of $23 million, including $4 million of federal excise tax expense, in the fourth quarter of 2021.
Cedar Insurance Company
On August 5, 2021, the Company sold 100% of the common shares of Cedar Insurance Company (“Cedar”) to Grandview Risk Holdings Ltd. Cedar is a New York-domiciled insurer with a runoff book of business mainly comprised of the following lines of business: general liability, educators’ legal liability, automobile liability and physical damage, property and excess catastrophe liability. The Company received $20.5 million of proceeds and recognized a $5.8 million gain from the sale, which is included in net corporate and other expenses in the consolidated statements of income. As part of the sale of Cedar, the Company disposed of $1.0 million of insurance licenses related to the indefinite-lived intangible assets recognized as part of the Sirius Group acquisition.
5. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. With recent changes in strategy and the new executive management team following the acquisition of Sirius Group, the Company has determined that it will report on two operating segments: Reinsurance and Insurance & Services. The Company's segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company's chief operating decision maker, the Chief Executive Officer ("CEO") and Chairman of the Company. The CEO assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Segment income (loss). The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
Reinsurance
The Company is a leading global (re)insurer, which offers both treaty and facultative reinsurance worldwide through our network of local branches. The Company participates in the broker market for reinsurance treaties written in the United States and Bermuda primarily on a proportional and excess of loss basis. For the Company’s international business, the book consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business, primarily in Europe, Asia and Latin America.
The Reinsurance segment provides coverage in the following product lines:
Aviation & Space – Aviation covers loss of or damage to an aircraft and the aircraft operations' liability to passengers, cargo and hull as well as to third parties, and Space covers damage to a satellite during launch and in orbit.
Casualty – covers a cross section of all casualty lines, including general liability, umbrella, auto, workers compensation, professional liability, and other specialty classes.
Contingency – covers event cancellation and non-appearance. The Company offers this class on a treaty reinsurance basis on a selective basis for a few key clients.
Credit & Bond – covers traditional short-term commercial credit insurance, including pre-agreed domestic and export sales of goods and services with typical coverage periods of 60 to 120 days.
Marine & Energy – Marine covers damage to ships and goods in transit, marine liability lines as well as yacht-owner perils. Energy covers offshore energy industry insurance.

Mortgage – covers credit risks that compensates insureds for losses arising from mortgage loan defaults.
Property – consists of the Company’s underwriting lines of business that offer property catastrophe excess reinsurance, agriculture reinsurance and property risk and pro rata on a worldwide basis. Property catastrophe excess of loss reinsurance treaties cover losses from catastrophic events. Agriculture provides stop-loss reinsurance coverage, including to companies writing U.S. government-sponsored multi-peril crop insurance.
Insurance & Services
We provide insurance products to individuals and corporations directly, through agents/brokers or through delegated underwriting agreements with MGAs. We seek to work with MGAs that have strong underwriting expertise, deep understanding of the customer/product niches and/or technology-driven approaches, and a sustainable competitive moat.
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including fronting services, risk capital and equity and debt financing. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. We have a stringent screening process to identify and approve partner companies which includes alignment of interests, disciplined management and strong oversight, which we believe are critical for success. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties.
We make both controlling and non-controlling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”); we reflect the non-controlling investments at fair value.
The Insurance & Services segment provides coverage in the following product lines:
A&H – consists of accident and health coverage, and our MGA units (which include ArmadaCorp Capital, LLC (“Armada”) and International Medical Group, Inc. (“IMG”)). Armada’s products are offered in the United States while IMG offers accident, health and travel products on a worldwide basis.
Environmental – consists of an environmental insurance book in the U.S. comprised of 4 core products that revolve around pollution coverage, which are premises pollution liability, contractor's pollution/pollution liability and professional liability.
Workers' Compensation – consists of state-mandated insurance coverage that provides medical, disability, survivor, burial, and rehabilitation benefits to employees who are injured or killed due to a work-related injury or illness.
Other – consists of a cross section of property and casualty lines, including but not limited to property, general liability, excess liability, commercial auto, professional liability, directors and officers, cyber and other specialty classes.
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned. Net services income (loss) consists of services revenues (fee for service revenues), services expenses, services non-controlling (income) loss and net investment gains (losses) from Strategic Investments at fair value. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income. These items are reconciled to the consolidated presentation in the segment measure reclass column below and include net investment gains (losses) from Strategic Investments at fair value where Insurance & Services holds private equity investments. Also included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
Segment results are shown prior to corporate eliminations. Corporate eliminations are included in the elimination column below as necessary to reconcile to underwriting income (loss), net services income (loss), and segment income (loss) to the consolidated statements of income.

Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. In addition, revenue and expenses managed at the corporate level, including realized gains and losses (excluding net investment gains (losses) from Strategic Investments at fair value, which are allocated to the Segment results), net realized and unrealized investment gains from related party investment funds, other investment income, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The Chief Executive Officer does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the years ended December 31, 2021, 2020 and 2019:

	2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,350.4	$897.9	$2,248.3	$—	$(11.8)	$—	$2,236.5
Net premiums written	1,124.9	652.8	1,777.7	—	(43.5)	—	1,734.2
Net premiums earned	1,210.9	522.8	1,733.7	—	(16.7)	—	1,717.0
Loss and loss adjustment expenses incurred, net	999.6	320.6	1,320.2	(2.6)	8.9	—	1,326.5
Acquisition costs, net	302.7	149.7	452.4	(67.6)	3.0	—	387.8
Other underwriting expenses	105.5	29.2	134.7	—	24.1	—	158.8
Underwriting income (loss)	(196.9)	23.3	(173.6)	70.2	(52.7)	—	(156.1)
Services revenue	—	133.7	133.7	(82.6)	—	(51.1)	—
Services expenses	—	120.5	120.5	—	—	(120.5)	—
Net services fee income	—	13.2	13.2	(82.6)	—	69.4	—
Services noncontrolling loss	—	2.3	2.3	—	—	(2.3)	—
Net investment gains (losses) from Strategic Investments at fair value	0.3	(4.8)	(4.5)	—	—	4.5	—
Net services income	0.3	10.7	11.0	(82.6)	—	71.6	—
Segment income (loss)	(196.6)	34.0	(162.6)	(12.4)	(52.7)	71.6	(156.1)
Net realized and unrealized investment losses					(12.4)	(4.5)	(16.9)
Net realized and unrealized investment gains from related party investment funds					304.0	—	304.0
Other net investment income					25.4	—	25.4
Other revenues					100.1	51.1	151.2
Net corporate and other expenses					(146.1)	(120.5)	(266.6)
Intangible asset amortization					(5.9)	—	(5.9)
Interest expense					(34.0)	—	(34.0)
Foreign exchange gains					44.0	—	44.0
Income (loss) before income tax benefit	$(196.6)	$34.0	(162.6)	(12.4)	222.4	(2.3)	45.1
Income tax benefit			—	—	10.7	—	10.7
Net income (loss)			(162.6)	(12.4)	233.1	(2.3)	55.8
Net loss attributable to noncontrolling interests			—	—	—	2.3	2.3
Net income (loss) available to SiriusPoint			$(162.6)	$(12.4)	$233.1	$—	$58.1

Underwriting Ratios: (1)
Loss ratio	82.6%	61.3%	76.1%				77.3%
Acquisition cost ratio	25.0%	28.6%	26.1%				22.6%
Other underwriting expenses ratio	8.7%	5.6%	7.8%				9.2%
Combined ratio	116.3%	95.5%	110.0%				109.1%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(2)Insurance and Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	2020
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$534.1	$25.5	$559.6	$—	$28.9	$—	$588.5
Net premiums written	497.3	16.0	513.3	—	28.9	—	542.2
Net premiums earned	575.6	7.1	582.7	—	28.1	—	610.8
Loss and loss adjustment expenses incurred, net	459.5	5.9	465.4	—	(0.1)	—	465.3
Acquisition costs, net	160.4	1.4	161.8	(0.1)	25.4	—	187.1
Other underwriting expenses	24.0	0.2	24.2	—	5.9	—	30.1
Underwriting loss	(68.3)	(0.4)	(68.7)	0.1	(3.1)	—	(71.7)
Services revenue	—	1.7	1.7	(1.7)	—	—	—
Services expenses	—	1.0	1.0	—	—	(1.0)	—
Net services fee income	—	0.7	0.7	(1.7)	—	1.0	—
Services noncontrolling income	—	(0.3)	(0.3)	—	—	0.3	—
Net services income	—	0.4	0.4	(1.7)	—	1.3	—
Segment loss	(68.3)	—	(68.3)	(1.6)	(3.1)	1.3	(71.7)
Net realized and unrealized investment gains					69.2	—	69.2
Net realized and unrealized investment gains from related party investment funds					195.0	—	195.0
Other net investment income					14.7	—	14.7
Net corporate and other expenses					(40.9)	(1.0)	(41.9)
Interest expense					(8.2)	—	(8.2)
Foreign exchange losses					(5.2)	—	(5.2)
Income (loss) before income tax expense	$(68.3)	$—	(68.3)	(1.6)	221.5	0.3	151.9
Income tax expense			—	—	(8.1)	—	(8.1)
Net income (loss)			(68.3)	(1.6)	213.4	0.3	143.8
Net income attributable to noncontrolling interests			—	—	—	(0.3)	(0.3)
Net income (loss) available to SiriusPoint			$(68.3)	$(1.6)	$213.4	$—	$143.5

Underwriting Ratios: (1)
Loss ratio	79.8%	83.1%	79.9%				76.2%
Acquisition cost ratio	27.9%	19.7%	27.8%				30.6%
Other underwriting expenses ratio	4.2%	2.8%	4.2%				4.9%
Combined ratio	111.9%	105.6%	111.9%				111.7%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(2)Insurance and Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	2019
	Reinsurance	Insurance & Services (2)	Core	Corporate	Total
Gross premiums written	$575.3	$5.5	$580.8	$87.6	$668.4
Net premiums written	563.9	5.5	569.4	87.6	657.0
Net premiums earned	606.8	4.7	611.5	88.6	700.1
Loss and loss adjustment expenses incurred, net	404.3	3.9	408.2	(4.7)	403.5
Acquisition costs, net	204.2	0.4	204.6	91.0	295.6
Other underwriting expenses	24.9	0.2	25.1	9.1	34.2
Underwriting loss	(26.6)	0.2	(26.4)	(6.8)	(33.2)
Net realized and unrealized investment gains				15.3	15.3
Net realized and unrealized investment gains from related party investment funds				249.6	249.6
Other net investment income				17.6	17.6
Net corporate and other expenses				(36.2)	(36.2)
Interest expense				(8.2)	(8.2)
Foreign exchange gains				(3.6)	(3.6)
Income (loss) before income tax expense	$(26.6)	$0.2	(26.4)	227.7	201.3
Income tax expense			—	(0.7)	(0.7)
Net income (loss) available to SiriusPoint			$(26.4)	$227.0	$200.6

Underwriting Ratios: (1)
Loss ratio	66.6%	83.0%	66.8%		57.6%
Acquisition cost ratio	33.7%	8.5%	33.5%		42.2%
Other underwriting expenses ratio	4.1%	4.3%	4.1%		4.9%
Combined ratio	104.4%	95.8%	104.4%		104.7%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
(2)There were no Insurance & Services MGAs during the year ended December 31, 2019.

The following tables provide a breakdown of net premiums written by client location and underwriting location by reportable segment for the years ended December 31, 2021, 2020 and 2019:

	2021
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$579.1	$560.3	$1.6	$1,141.0
Europe	309.5	36.4	(45.8)	300.1
Bermuda, the Caribbean and Latin America	114.3	13.7	—	128.0
Asia and Other	122.0	42.4	0.7	165.1
Total net written premiums by client location	$1,124.9	$652.8	$(43.5)	$1,734.2
Net written premiums by underwriting location:
United States and Canada	$447.1	$408.9	$1.6	$857.6
Europe	379.8	93.0	(17.5)	455.3
Bermuda, the Caribbean and Latin America	246.1	150.9	(27.9)	369.1
Asia and Other	51.9	—	0.3	52.2
Total net written premiums by underwriting location	$1,124.9	$652.8	$(43.5)	$1,734.2

	2020
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$300.1	$13.8	$—	$313.9
Europe	83.7	1.9	28.9	114.5
Bermuda, the Caribbean and Latin America	108.6	—	—	108.6
Asia and Other	4.9	0.3	—	5.2
Total net written premiums by client location	$497.3	$16.0	$28.9	$542.2
Net written premiums by underwriting location:
United States and Canada	$236.3	$4.9	$—	$241.2
Bermuda, the Caribbean and Latin America	261.0	11.1	28.9	301.0
Total net written premiums by underwriting location	$497.3	$16.0	$28.9	$542.2

	2019
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$349.3	$5.3	$—	$354.6
Europe	73.9	0.1	87.6	161.6
Bermuda, the Caribbean and Latin America	137.3	—	—	137.3
Asia and Other	3.4	0.1	—	3.5
Total net written premiums by client location	$563.9	$5.5	$87.6	$657.0
Net written premiums by underwriting location:
United States and Canada	$267.0	$5.1	$—	$272.1
Bermuda, the Caribbean and Latin America	296.9	0.4	87.6	384.9
Total net written premiums by underwriting location	$563.9	$5.5	$87.6	$657.0
No contract contributed more than 10% of gross premiums written for the years ended December 31, 2021 and 2020. In the year ended December, 31 2019, the largest contract contributed 14.4% of gross premiums written.

6. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2021 and 2020:

	2021	2020
Cash and cash equivalents	$999.8	$526.0
Restricted cash securing letter of credit facilities (1)	500.2	306.0
Restricted cash securing reinsurance contracts (2)	431.8	881.9
Restricted cash held by managing general underwriters	16.6	—
Total cash, cash equivalents and restricted cash (3)	1,948.4	1,713.9
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	1,107.0	86.4
Total cash, cash equivalents, restricted cash and restricted investments	$3,055.4	$1,800.3
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
(4)Restricted investments include required deposits with certain insurance state regulatory agencies in order to maintain insurance licenses.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2021 and 2020:

	2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$513.1	$—	$513.1
Residential mortgage-backed securities	—	301.9	—	301.9
Commercial mortgage-backed securities	—	147.3	—	147.3
Corporate debt securities	—	602.6	—	602.6
U.S. government and government agency	360.9	24.5	—	385.4
Non-U.S. government and government agency	17.8	114.5	—	132.3
U.S. states, municipalities and political subdivision	—	0.2	—	0.2
Preferred stocks	—	—	2.8	2.8
Total debt securities	378.7	1,704.1	2.8	2,085.6
Fixed income mutual funds	2.1	—	—	2.1
Common stocks	0.7	—	—	0.7
Total equity securities	2.8	—	—	2.8
Short-term investments	1,073.2	2.6	—	1,075.8
Other long-term investments	—	—	336.9	336.9
Derivative assets	0.2	—	0.4	0.6
	$1,454.9	$1,706.7	$340.1	3,501.7
Investments in funds valued at NAV				1,028.8
Total assets				$4,530.5
Liabilities
Liability-classified capital instruments	$—	$30.6	$57.2	$87.8
Derivative liabilities	—	—	3.2	3.2
Total liabilities	$—	$30.6	$60.4	$91.0

	2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1.3	$—	$1.3
Residential mortgage-backed securities	—	8.7	—	8.7
Bank debt	—	0.4	—	0.4
Corporate debt securities	—	37.7	—	37.7
U.S. Government and government agency	—	53.2	—	53.2
Total debt securities	—	101.3	—	101.3
Other long-term investments	—	—	4.0	4.0
Derivative assets	—	—	1.2	1.2
	$—	$101.3	$5.2	106.5
Investments in funds valued at NAV				1,055.6
Total assets				$1,162.1
Liabilities
U.S. Government and government agency	$—	$12.0	$—	$12.0
Total securities sold, not yet purchased	—	12.0	—	12.0
Derivative liabilities	—	—	1.0	1.0
Total liabilities	$—	$12.0	$1.0	$13.0
During the year ended December 31, 2021, the Company made $nil (2020 - $nil) of reclassifications of assets or liabilities between Levels 2 and 3.
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
The fair value of the Company's investments in certain hedge funds and certain private equity funds are also determined using NAV. The hedge fund's administrator provides quarterly updates of fair value in the form of the Company's proportional interest in the underlying fund's NAV, which is deemed to approximate fair value, generally with a three month delay in valuation. The private equity funds provide monthly, quarterly or semi-annual partnership capital statements primarily with a one or three month delay which are used as a basis for valuation. These private equity investments vary in investment strategies and are not actively traded in any open markets. Due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's reporting date. This includes utilizing preliminary estimates reported by its fund managers and using other information that is available to the Company with respect to the underlying investments, as necessary.
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
For Strategic Investments, management generally engages a third-party valuation specialist to assist in determination of the fair value based on commonly accepted valuation methods (i.e., income approach, market approach) as of the valuation date. In addition, investors fair value analyses prepared by third party valuation specialists working with Strategic Investment operating management are referenced where available. Refer to significant unobservable inputs section later in this note for more information on valuation methods and inputs utilized.
See Note 11 for additional information on the fair values of derivative financial instruments used for both risk management and investment purposes.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2021 and 2020:

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	December 31, 2021
Assets
Preferred stocks	$—	$—	$10.0	$2.8	$(10.0)	$—	$2.8
Other long-term investments	4.0	—	103.6	259.0	(24.9)	(4.8)	336.9
Derivative assets	1.2	(1.2)	—	0.3	(1.4)	1.5	0.4
Loan participations	—	—	9.0	32.8	(42.8)	1.0	—
Total assets	$5.2	$(1.2)	$122.6	$294.9	$(79.1)	$(2.3)	$340.1
Liabilities
Liability-classified capital instruments	$—	$27.0	$(137.6)	$—	$—	$53.4	$(57.2)
Contingent consideration liabilities	—	—	—	(0.7)	1.9	(1.2)	—
Derivative liabilities	(1.0)	1.2	(0.4)	(2.0)	—	(1.0)	(3.2)
Total liabilities	$(1.0)	$28.2	$(138.0)	$(2.7)	$1.9	$51.2	$(60.4)

	January 1, 2020	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (2)	December 31, 2020
Assets
Other long-term investments	$4.0	$—	$—	$—	$—	$—	$4.0
Derivative assets	—	—	—		—	1.2	1.2
Total assets	$4.0	$—	$—	$—	$—	$1.2	$5.2
Liabilities
Derivative liabilities	$—	$—	$—	$—	$(1.0)	$—	$(1.0)
Total liabilities	$—	$—	$—	$—	$(1.0)	$—	$(1.0)
(1)Includes amounts acquired as a result of the Sirius Group acquisition.
(2)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total realized and unrealized investment gains (losses) and net investment income (loss) in the consolidated statements of income. Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income.
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

Significant unobservable inputs
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments as of December 31, 2021, and includes only those instruments for which information about the inputs is reasonably available to the Company, such as data from independent third-party valuation service providers and from internal valuation models.

2021
Assets (Liability)	Fair Value	Valuation Technique	Unobservable input
Private equity securities (1)	$156.1	Market multiple analysis	Book value multiples Tangible book value multiples Revenue multiples Earnings multiples	Various depending on nature of investment
Private equity funds (2)	80.6	Net asset value discount	Discount range	5% - 50%
Private equity securities	40.0	Discounted cash flow	Share price	51.26
Private debt instrument	5.7	Discounted cash flow	Discount yield	Range - 4.74%-5.70% Median - 5.14%
Derivative investments (3)	(3.8)	Third party appraisal	Broker quotes	(3.8)
Series A preference shares (4)	(20.4)	Model simulation	Share price	1.74
Warrants (1) (4)	$(36.8)	Black Scholes pricing model	Warrant price	Various
(1)Consists of investments valued under similar methodologies.
(2)Represents multiple private equity funds where a discount on net asset value was taken.
(3)See Note 11 for discussion of derivative instruments.
(4)See Note 3 for discussion of Series A preference shares and warrants.
Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at December 31, 2021 and 2020, due to their respective short maturities. The following table includes financial instruments for which the carrying value differs from the estimated fair values at December 31, 2021 and 2020:

	2021		2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes (1)	$302.3	$296.3	n/a	n/a
2016 SIG Senior Notes (1)	412.8	406.0	n/a	n/a
2015 Senior Notes (1)	120.5	114.4	117.8	114.3
Series B preference shares (1)	$220.9	$200.0	n/a	n/a
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
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of December 31, 2021 and 2020:

	2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$512.6	$0.9	$(0.4)	$—	$513.1
Residential mortgage-backed securities	306.5	—	(4.6)	—	301.9
Commercial mortgage-backed securities	148.4	0.6	(1.7)	—	147.3
Corporate debt securities	605.5	0.6	(3.5)	—	602.6
U.S. government and government agency (1)	388.1	0.1	(2.8)	—	385.4
Non-U.S. government and government agency	135.4	0.3	(2.6)	(0.8)	132.3
U.S. states, municipalities and political subdivision	0.2	—	—	—	0.2
Preferred stocks	2.6	0.2	—	—	2.8
Total debt securities	$2,099.3	$2.7	$(15.6)	$(0.8)	$2,085.6
(1)The Company had $nil short positions in long duration U.S. Treasuries as of December 31, 2021. These amounts are included in securities sold, not yet purchased in the consolidated balance sheets.

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
(1)The Company had $12.0 million short positions in long duration U.S. Treasuries as of December 31, 2020. These amounts are included in securities sold, not yet purchased in the consolidated balance sheets.
The weighted average duration of the Company's debt securities as of December 31, 2021 was approximately 1.6 years, including short-term investments, and approximately 2.3 years excluding short-term investments (2020 - 10.5 years and 10.5 years, respectively).
The following table provides the cost or amortized cost and fair value of the Company's debt securities as of December 31, 2021 and 2020 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	2021		2020
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$145.6	$145.1	$50.0	$50.6
Due after one year through five years	870.4	862.4	2.8	3.0
Due after five years through ten years	69.6	68.6	—	—
Due after ten years	43.6	44.4	29.4	37.7
Mortgage-backed and asset-backed securities	967.5	962.3	9.2	10.0
Preferred stocks	2.6	2.8	—	—
Total debt securities	$2,099.3	$2,085.6	$91.4	$101.3

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of December 31, 2021 and 2020:

	2021	2020
AAA	$696.4	$53.2
AA	884.1	—
A	278.5	9.1
BBB	153.1	37.7
Other	73.5	1.3
Total debt securities (1)	$2,085.6	$101.3
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service.
As of December 31, 2021, the above totals included $51.8 million of sub-prime securities. Of this total, $35.1 million was rated AAA, $16.1 million rated AA, and $0.6 million rated A. As of December 31, 2020, the above totals included $8.7 million of A rated sub-prime securities.
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of December 31, 2021 and 2020, were as follows:

	2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$4.5	$0.1	$(2.0)	$0.2	$2.8
Other long-term investments	$443.0	$28.9	$(16.8)	$1.0	$456.1

	2020
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Other long-term investments	$4.0	$—	$—	$—	$4.0
Equity securities at fair value consisted of the following as of December 31, 2021:

2021
Fixed income mutual funds	$2.1
Common stocks	0.7
Total equity securities	$2.8
Other long-term investments at fair value consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Hedge funds and private equity funds (1)	$195.7	$—
Strategic Investments (2)	215.3	4.0
Other investments (2)	45.1	—
Total other long-term investments	$456.1	$4.0
(1)Includes $115.2 million of investments valued at NAV and $80.5 million of investments valued at Level 3.
(2)As of December 31, 2021, the Company had $13.8 million of unfunded commitments relating to these investments.

Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of December 31, 2021:

	2021
	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$19.8	$—
Distressed mortgage credit	24.6	—
Private credit	24.2	—
Other	1.7	—
Total hedge funds	70.3	—
Private equity funds
Energy infrastructure & services	48.4	19.0
Multi-sector	10.1	5.1
Healthcare	31.0	2.2
Life settlement	12.9	—
Manufacturing/Industrial	19.9	—
Private equity secondaries	0.5	0.4
Other	2.6	—
Total private equity funds	125.4	26.7
Total hedge and private equity funds included in other long-term investments	$195.7	$26.7
(1)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund. See “Investment in related party investment funds” below for additional information.
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
The following summarizes the December 31, 2021 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.1	$19.8	$24.6	$—	$44.5
Semi-annual	—	—	0.8	—	—	0.8
Annual	—	—	—	0.8	24.2	25.0
Total	$—	$0.1	$20.6	$25.4	$24.2	$70.3
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of December 31, 2021, $12.3 million in distributions were outstanding from these investments.
Investments in private equity and other investment funds may be subject to a “lock-up" or commitment period during which investors may not request a redemption prior to the expected termination date. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments. In addition, certain private equity funds provide an option to extend the lock-up or commitment periods at either the sole discretion of the fund manager or upon agreement between the fund and the investors.

As of December 31, 2021, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up or commitment period remaining	$47.5	$61.4	$16.5	$125.4
Investment in related party investment funds
The following table provides the cost and fair value of the Company's investments in related party investment funds as of December 31, 2021 and 2020:

	2021		2020
	Cost	Fair value	Cost	Fair value
Third Point Enhanced LP	$416.0	$878.2	$891.9	$1,055.6
Third Point Venture Offshore Fund I LP	25.9	31.4	—	—
Investment in related party investment funds, at fair value	$441.9	$909.6	$891.9	$1,055.6
Investment in Third Point Enhanced LP
On August 6, 2020, SiriusPoint and SiriusPoint Bermuda entered into the Third Amended and Restated Exempted Limited Partnership Agreement (“2020 LPA”) of TP Enhanced Fund which became effective on February 26, 2021, except for the amendment to the calculation of the loss recovery account which became effective on December 31, 2020. In accordance with the 2020 LPA, Third Point Advisors LLC (“TP GP”) serves as the general partner of TP Enhanced Fund.
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
During the fourth quarter of 2021, the Company redeemed $450.0 million from the TP Enhanced Fund, of which $200.0 million was reallocated to cash and fixed income investments and the remaining $250.0 million was reflected as a redemption receivable as of December 31, 2021.
As of December 31, 2021, the Company had no unfunded commitments related to TP Enhanced Fund.
Investment in Third Point Venture Offshore Fund I LP
On March 1, 2021, SiriusPoint Bermuda entered into the Amended and Restated Exempted Limited Partnership Agreement (“2021 Venture LPA”) of TP Venture Fund”) which became effective on March 1, 2021. In accordance with the 2021 Venture LPA, Third Point Venture GP LLC (“TP Venture GP”) serves as the general partner of TP Venture Fund.
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

As of December 31, 2021, the Company had $12.7 million of unfunded commitments related to TP Venture Fund. As of December 31, 2021, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
9. Total realized and unrealized investment gains and net investment income
Total realized and unrealized investment gains and net investment income for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
Debt securities	$(4.9)	$72.7	$9.2
Short-term investments	1.6	—	—
Equity securities	(2.5)	—	—
Other long-term investments	35.2	—	—
Net realized and unrealized investment gains from related party investment funds	304.0	195.0	249.6
Realized and unrealized investment gains and net investment income before other investment expenses and investment income (loss) on cash and cash equivalents	333.4	267.7	258.8
Other investment expenses	(11.6)	(1.1)	(1.0)
Net investment income (loss) on cash and cash equivalents	(9.3)	12.3	24.7
Total realized and unrealized investment gains and net investment income	$312.5	$278.9	$282.5
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
Gross realized gains	$40.4	$64.3	$9.1
Gross realized losses	(9.6)	(15.9)	(9.0)
Net realized gains on investments	30.8	48.4	0.1
Net unrealized gains (losses) on investments	(47.7)	20.8	15.2
Net realized and unrealized gains (losses) on investments (1) (2)	$(16.9)	$69.2	$15.3
(1)Excludes realized and unrealized gains on the Company’s investments in related party investment funds.
(2)Includes net realized and unrealized gains (losses) of $12.9 million and $(5.8) million, respectively, from related party investments included in other long-term investments for the year ended December 31, 2021 (2020 - $nil and 2019 - $nil).
Net realized investment gains
Net realized investment gains for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
Debt securities	$12.3	$46.4	$(5.9)
Short-term investments	(0.1)	—	—
Equity securities	(0.1)	—	—
Other long-term investments	14.1	—	(0.1)
Net investment income on cash and cash equivalents	4.6	2.0	6.1
Net realized investment gains (1)	$30.8	$48.4	$0.1
(1)Includes realized gains due to foreign currency of $4.5 million for the year ended December 31, 2021 (2020 - $1.6 million and 2019 - $(0.7) million).

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
Debt securities (1)	$(40.2)	$14.9	$8.4
Short-term investments	1.4	—	—
Equity securities	(2.5)	—	—
Other long-term investments	11.2	—	0.1
Net investment income (loss) on cash and cash equivalents	(17.6)	5.9	6.7
Net unrealized investment gains (losses) (2)	$(47.7)	$20.8	$15.2
(1)Includes unrealized losses, excluding foreign currency, of $23.9 million for the year ended December 31, 2021.
(2)Includes unrealized gains (losses) due to foreign currency of $(32.8) million for the year ended December 31, 2021, respectively (2020 - $6.0 million and 2019 - $6.9 million).
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Other long-term investments	$(5.7)	$—	$—
Total unrealized investment gains (losses) – Level 3 investments	$(5.7)	$—	$—
10. Investments in unconsolidated entities
The Company’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give the Company the ability to exert significant influence over the investee's operating and financial policies ("equity method eligible entities"). Such investments may be accounted for under either the equity method or, alternatively, the Company may elect to account for them under the fair value option.
The following table presents the components of other long-term investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Equity method eligible entities, at fair value (1) (3)	$258.1	$—
Other unconsolidated investments, at fair value (2)	198.0	4.0
Total other long-term investments	$456.1	$4.0
(1)There were no investments accounted for using the equity method as of December 31, 2021 and December 31, 2020.
(2)Includes other long-term investments that are not equity method eligible.
(3)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are equity method eligible but are carried outside of other long-term investments. See Notes 8 and 12 for additional information on these funds.

The Company has elected the fair value option to account for its equity method eligible investments in order to be consistent with the remainder of its investments portfolio which is accounted for at fair value. The following table presents the Company’s significant equity method investee entities under fair value option in which it holds 20 percent or more (5 percent or more for limited partnerships and limited liability companies) of the ownership interest as of December 31, 2021:

	December 31, 2021
Investee	Fair value	Ownership interest	Instrument held
BE Reinsurance Limited	$15.2	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	16.6	73.0%	Units
Vyrd Holdings LLC	23.0	45.0%	Units
Diamond LS I LP	7.1	15.3%	Units
Gateway Fund LP	4.0	18.1%	Units
Monarch Alternative Capital, LP	5.7	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	20.1	18.3%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	13.4	12.2%	Units
Great Bay LLC	1.0	11.1%	Units
Parameter Climate Inc.	3.7	49.0%	Preferred shares
Tuckerman Capital V LP	11.3	42.1%	Units
Tuckerman Capital V Co-Investment I LP	$8.6	47.3%	Units
(1)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund. See Notes 8 and 12 for additional information.
11. Derivatives
As a result of the acquisition of Sirius Group, the Company now holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are presented within foreign exchange (gains) losses. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. The Company did not provide or hold any collateral associated with the foreign currency risk derivatives.
Weather Derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within net corporate and other expenses. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of December 31, 2021. The Company does not provide or hold any collateral associated with the weather derivatives.
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

Interest rate cap
The Company entered into an interest rate swap ("Interest Rate Cap") with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate (“LIBOR”) at the time of payment. The 3-month LIBOR will cease as a benchmark rate in June 2023; accordingly, the Company is exploring alternatives for replacement when applicable, including the secured overnight financing rate published by the New York Federal Reserve Bank. The Interest Rate Cap does not qualify for hedge accounting. Changes in fair value are presented within net corporate and other expenses. The fair value of the Interest Rate Cap has been estimated using a single broker quote and, accordingly, has been classified as a Level 3 measurement as of December 31, 2021. Collateral held is recorded with an equal amount recognized as a liability to return collateral. The Company’s liability to return that collateral is based on the amounts provided by the counterparties and investment earnings thereon. As of December 31, 2021, the Company held collateral balances of $0.1 million.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as at December 31, 2021:

	December 31, 2021
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)(3)	Derivative liabilities at fair value(2)(3)	Notional Value
Foreign currency swaps	$—	$1.7	$40.0
Foreign currency forwards	—	1.3	83.6
Foreign currency futures contracts	0.2	—	133.9
Weather derivatives	—	0.8	6.2
Equity warrants	0.1	—	0.1
Interest rate cap	$—	$—	$250.0
(1)Derivative assets are classified within other assets in the Company's consolidated balance sheets at December 31, 2021.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company's consolidated balance sheets at December 31, 2021.
(3)The Company did not hold the above derivative instruments as of December 31, 2020.

The following table summarizes information on the classification and net impact on earnings, recognized in the Company's consolidated statements of income relating to derivatives during the year ended December 31, 2021:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	December 31, 2021
Foreign currency swaps	Foreign exchange gains	$0.2
Foreign currency forwards	Foreign exchange losses	(1.3)
Foreign currency futures contracts	Foreign exchange losses	(8.0)
Foreign currency call options	Foreign exchange gains	0.4
Weather derivatives	Net corporate and other expenses	0.9
Equity warrants	Net realized and unrealized investment losses	$(0.3)

Underwriting-related derivatives
The following tables identify the listing currency, fair value and notional amounts of underwriting-related derivatives included in the consolidated balance sheets as of December 31, 2021 and December 31, 2020:

		December 31, 2021		December 31, 2020
Derivative assets	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative assets	GBP	$1.2	$49.3	$1.2	$4.2
		$1.2	$49.3	$1.2	$4.2

		December 31, 2021		December 31, 2020
Derivative liabilities	Listing currency (1)	Fair Value	Notional Amounts (2)	Fair Value	Notional Amounts (2)
Reinsurance contracts accounted for as derivative liabilities	GBP	$0.1	$37.4	$1.0	$15.7
		$0.1	$37.4	$1.0	$15.7
(1)GBP = British Pound.
(2)The absolute notional exposure represents the Company’s derivative activity as of December 31, 2021 and December 31, 2020, which is representative of the volume of derivatives held during the period.
12. Variable interest entities
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
As a result of the acquisition of Sirius Group, the Company has consolidated the results of Alstead Re Insurance Company (“Alstead Re”) in its consolidated financial statements beginning February 26, 2021. Alstead Re is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company determined that Alstead Re is a VIE for which the Company is the primary beneficiary as it has power over the activities that most significantly impact the economic performance. As of December 31, 2021, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $9.8 million and $5.5 million, respectively.
Arcadian
In September 2020, the Company co-founded Arcadian Risk Capital Ltd. (“Arcadian”), a managing general agent incorporated in Bermuda writing business on behalf of the Company. Arcadian commenced operations on October 1, 2020. The Company’s ownership in Arcadian as of December 31, 2021 was 49%, representing 980,000 common shares at $1.00 par value. Arcadian is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of December 31, 2021, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $29.0 million and $7.0 million, respectively (December 31, 2020 - $3.3 million and $0.6 million, respectively).

Joyn
In July 2021, the Company announced a strategic insurance partnership with Joyn Insurance Services Inc. (“Joyn”), a Delaware-domiciled managing general agent, pursuant to which it will write business on behalf of the Company. Joyn commenced operations on July 1, 2021. The Company’s ownership in Joyn as of December 31, 2021 was 50%, on a fully diluted basis, representing 1,175,000 preferred shares. Joyn is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company concluded that it is the primary beneficiary of Joyn as it has power over the activities that most significantly impact the economic performance of Joyn. As a result, the Company has consolidated the results of Joyn in its consolidated financial statements. The Company’s financial exposure to Joyn is limited to its investment in Joyn’s preferred shares and other financial support up to $16.5 million through a term loan. As of December 31, 2021, Joyn’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $7.8 million and $4.1 million, respectively.
Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the years ended December 31, 2021 and 2020:

	2021	2020
Balance, beginning of period	$1.4	$—
Sirius Group acquisition (1)	0.3	—
Net income (loss) attributable to noncontrolling interests	(2.3)	0.3
Contributions	0.2	1.1
Balance, end of period	$(0.4)	$1.4
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of December 31, 2021:

	December 31, 2021
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$326.2	$177.5	$2.1	$179.6
	$326.2	$177.5	$2.1	$179.6

(1)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are also VIEs and are discussed separately below.

Third Point Enhanced LP
TP Enhanced Fund meets the definition of a variable interest entity principally because of the existence of disproportionate rights in the partnership compared to the obligations to absorb the expected losses and right to receive the expected residual returns of TP Enhanced Fund’s results. As of December 31, 2021, the Company and TP GP hold interests of approximately 89.5% and 10.5%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the

Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
As a result of the Company’s holding in TP Enhanced Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Enhanced Fund for the years ended December 31, 2021, 2020 and 2019 and summarized balance sheet for the years ended December 31, 2021 and 2020.
This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s consolidated statements of income.

TP Enhanced Fund summarized income statement	2021	2020	2019
Investment income
Net realized gain (loss) from securities, derivative contracts and foreign currency translations	$616.5	$6.1	$(35.6)
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	(188.4)	289.4	333.5
Net loss from currencies	—	(0.6)	(2.1)
Dividend and interest income	33.4	35.4	46.4
Other income	—	0.9	7.5
Total investment income	461.5	331.2	349.7
Expenses
Management fees	16.7	14.5	17.1
Interest	5.8	7.5	16.3
Dividends on securities sold, not yet purchased	10.6	4.7	8.7
Administrative and professional fees	4.3	4.1	4.3
Other expenses	4.0	1.1	2.4
Total expenses	41.4	31.9	48.8
Net income	$420.1	$299.3	$300.9

The following table is a summarized balance sheet of TP Enhanced Fund as of December 31, 2021 and December 31, 2020 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	2021	2020
Assets
Total investments in securities and affiliated funds	$1,623.5	$2,200.9
Cash and cash equivalents	0.1	40.1
Due from brokers	524.0	124.6
Derivative assets, at fair value	46.5	37.0
Interest and dividends receivable	3.1	3.2
Other assets	1.5	3.9
Total assets	$2,198.7	$2,409.7
Liabilities
Accounts payable and accrued expenses	$1.1	$1.0
Securities sold, not yet purchased, at fair value	290.4	183.0
Securities sold under agreement to repurchase	33.6	5.5
Due to brokers	493.6	894.0
Derivative liabilities, at fair value	8.4	23.7
Withdrawals payable to General Partner	139.5	75.0
Redemptions payable to SiriusPoint	250.0	—
Interest and dividends payable	0.7	0.7
Management fee payable	0.2	0.2
Total liabilities	1,217.5	1,183.1
Total partners' capital	$981.2	$1,226.6
Third Point Venture Offshore Fund I LP
TP Venture GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Venture Fund. The Company’s maximum exposure to loss corresponds to the value of its investment in TP Venture Fund. See Note 8 for additional information on the Company’s investment in TP Venture Fund.
13. Loss and loss adjustment expense reserves
As of December 31, 2021 and 2020, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	2021	2020
Case loss and loss adjustment expense reserves	$1,916.8	$265.6
Incurred but not reported loss and loss adjustment expense reserves	2,868.2	1,043.5
Unallocated loss adjustment expense reserves	55.8	—
Deferred gains on retroactive reinsurance contracts	0.6	1.0
	$4,841.4	$1,310.1
Reserving methodologies
The Company establishes loss and loss adjustment expense reserves that are estimates of future amounts needed to pay claims and related expenses for events that have already occurred. The Company also obtains reinsurance whereby another reinsurer contractually agrees to indemnify the Company for all or a portion of the insurance or reinsurance risks underwritten by the Company. The Company establishes estimates of amounts recoverable from the reinsurer in a manner consistent with the loss and loss adjustment expense liability associated with the original policies issued, net of an allowance for uncollectible amounts. Net reinsurance loss reserves represent loss and loss adjustment expense reserves reduced by reinsurance recoverable on unpaid losses.

The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Based on the above, such uncertainty may be larger relative to the reserves for reinsurance compared to insurance, and certainty may take a longer time to emerge. Upon notification of a loss from an insured (either a ceding company or a primary insured), the Company establishes case reserves, including loss adjustment expense reserves, based upon the Company’s share of the amount of reserves reported by the insured and the Company's independent evaluation of the loss.
Generally, initial actuarial estimates of IBNR reserves not related to a specific event are based on the expected loss ratio method applied to each class of business. The Company regularly reviews the adequacy of its recorded reserves by using a variety of generally accepted actuarial methods, including incurred and paid loss development methods and Bornhuetter-Ferguson paid and incurred loss methods. Use of these methods involves key assumptions, including expected loss ratios and paid and incurred loss development factors. Key to the projection of ultimate losses are the selection and weighting of the actuarial methods. Estimates of the initial expected ultimate losses involve management judgment and are based on historical information for that class of business, which includes loss ratios, market conditions, changes in pricing and conditions, underwriting changes, changes in claims emergence and other factors that may influence expected ultimate losses. If actual loss activity differs substantially from expectations, an adjustment to recorded reserves may be warranted. The uncertainties that could lead to these substantial differences are primarily due to the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims; the diversity of development patterns among different lines of business; and the reliance on cedents, managing general underwriters, and brokers for information regarding claims. As time passes, loss reserve estimates for a given year will rely more on actual loss activity and historical patterns than on initial loss ratio assumptions.
Catastrophe event estimates
Some of the Company’s contracts are exposed to losses from catastrophes (either natural catastrophes or man-made catastrophes). Given the high-severity, low-frequency nature of these events, the losses typically generated from catastrophe events do not lend themselves to traditional actuarial reserving methods, such as those described above. Therefore, our reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses for estimating ultimate losses for an entire contract. We estimate our reserves for these catastrophe events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event. We consider the following information when making these contract-by-contract estimates of catastrophe event losses: information provided by cedents and brokers; industry loss estimates; our estimated market share; catastrophe model output; and the terms and conditions of the contracts with exposure to those events. Initial estimates are established in the period that a catastrophe event occurs and are then monitored each subsequent quarter, considering the latest information available.

Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Gross reserves for loss and loss adjustment expenses, beginning of year	$1,310.1	$1,111.7	$937.2
Less: loss and loss adjustment expenses recoverable, beginning of year	(14.4)	(5.5)	(2.0)
Less: deferred charges on retroactive reinsurance contracts	(6.0)	(6.7)	(3.8)
Net reserves for loss and loss adjustment expenses, beginning of year	1,289.7	1,099.5	931.4
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year (1)	1,369.1	431.5	490.0
Prior years	(42.6)	33.8	(86.5)
Total incurred loss and loss adjustment expenses	1,326.5	465.3	403.5
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(271.2)	(73.6)	(63.6)
Prior years	(1,178.9)	(209.5)	(188.4)
Total net paid losses	(1,450.1)	(283.1)	(252.0)
Foreign currency translation	(9.2)	8.0	16.6
Amounts acquired as a result of Sirius Group acquisition (2)	2,467.8	—	—
Net reserves for loss and loss adjustment expenses, end of year	3,624.7	1,289.7	1,099.5
Plus: loss and loss adjustment expenses recoverable, end of year	1,215.3	14.4	5.5
Plus: deferred charges on retroactive reinsurance contracts (3)	1.4	6.0	6.7
Gross reserves for loss and loss adjustment expenses, end of year	$4,841.4	$1,310.1	$1,111.7
(1)Includes $15.0 million of amortization associated with the fair value adjustment to acquired Sirius Group loss reserves.
(2)Represents the fair value of Sirius Group’s reserves for claims and claim expenses, net of reinsurance recoverables, acquired at February 26, 2021. See Note 3 for additional information related to the acquisition of Sirius Group.
(3)Deferred charges on retroactive contracts are recorded in other assets on the Company’s consolidated balance sheets.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the year ended December 31, 2021, the Company recorded $42.6 million of net favorable prior year loss reserve development. The change from the prior period was driven by:
•$18.6 million of net favorable prior year reserve development in the Reinsurance segment as a result of better than expected loss reserve emergence on historical property events relating to multiple accident years and better than expected attritional loss experience;
•$13.5 million of net favorable prior year reserve development in the Insurance & Services segment as a result of better than expected loss experience in A&H for recent accident years; and
•$10.5 million of net favorable prior year reserve development in Corporate as a result of better than expected loss experience on property and contingency classes moved to runoff in 2021.
The Company underwrites reinsurance contracts that have sliding scale or profit commissions whereby loss reserve development could be offset by changes in acquisition costs that vary inversely with loss experience, which are not reflected in these loss reserve-related amounts.
For the year ended December 31, 2020, the Company recorded $33.8 million of net adverse prior year loss reserve development. The $33.8 million net increase in prior years’ reserves for the year ended December 31, 2020 includes $18.8 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts and $15.0 million of net adverse reserve development related to increases in loss reserve estimates. In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a $30.5 million increase in the net underwriting loss for the year ended December 31, 2020. The adverse underwriting loss development was a result of accumulated loss experience and cedent reserving increases, indicating that underlying casualty loss trends were higher than initial pricing and reserving.
For the year ended December 31, 2019, the Company recorded $86.5 million of net favorable prior years loss reserve development, which includes $98.5 million of net favorable reserve development related to decreases in loss reserve estimates, partially offset by a $12.0 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts. In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a $3.7 million improvement in the net underwriting results for the year ended December 31, 2019.
Incurred and paid development tables by accident year
The Company manages its business on the basis of two operating segments, Reinsurance and Insurance & Services. The Company has disaggregated its loss information presented in the tables below by line of business in each segment. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2021. All accident years prior to the current year have been restated and presented using the current year exchange rate.
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

Reinsurance
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Reinsurance segment for the year ended December 31, 2021. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2012 through 2020 is presented as supplementary information and is unaudited:
Aviation & Space

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$34.7	$33.5	$29.3	$27.3	$27.5	$28.6	$28.7	$27.7	$28.0	$27.9	$(0.2)
2013	—	38.7	34.7	31.6	30.3	31.2	31.3	31.4	31.1	31.8	(0.3)
2014	—	—	32.3	34.9	31.5	30.5	30.3	28.8	30.4	29.7	(2.8)
2015	—	—	—	35.1	31.4	35.4	34.4	33.7	33.9	34.8	1.2
2016	—	—	—	—	32.0	32.3	33.3	35.7	35.3	35.5	(0.6)
2017	—	—	—	—	—	33.9	43.0	44.3	45.8	46.2	(0.1)
2018	—	—	—	—	—	—	48.0	50.6	58.6	61.1	3.3
2019	—	—	—	—	—	—	—	60.7	72.2	76.4	6.9
2020	—	—	—	—	—	—	—	—	39.9	41.8	9.5
2021	—	—	—		—	—	—	—	—	42.0	28.9
Total										$427.2	$45.8

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$7.0	$17.6	$21.8	$23.7	$26.4	$27.3	$27.8	$27.5	$27.9	$28.1
2013	—	12.5	18.4	22.4	25.0	26.7	27.4	28.8	28.9	29.8
2014	—	—	6.3	14.6	20.1	22.4	24.0	24.7	26.2	25.8
2015	—	—	—	9.0	18.5	24.5	30.9	32.4	33.2	33.8
2016	—	—	—	—	7.7	19.5	26.6	29.0	32.4	33.6
2017	—	—	—	—	—	9.0	23.7	32.6	35.9	39.5
2018	—	—	—	—	—	—	14.3	27.5	36.9	42.6
2019	—	—	—	—	—	—	—	8.4	22.7	32.8
2020	—	—	—	—	—	—	—	—	10.9	22.3
2021	—	—	—	—	—	—	—	—	—	6.5
Total										$294.8
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									132.4
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									0.4
Aviation & Space - net reserves for loss and allocated loss adjustment expenses, end of year										$132.8

Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$17.6	$17.1	$17.3	$17.8	$17.7	$17.6	$17.8	$17.8	$17.9	$17.7	$—
2013	—	72.1	53.4	57.9	57.9	57.9	57.8	57.4	57.6	57.0	—
2014	—	—	178.7	178.6	182.8	172.1	173.3	172.4	173.0	172.4	1.9
2015	—	—	—	225.2	258.8	239.9	240.5	240.8	243.3	243.3	8.9
2016	—	—	—	—	272.8	270.0	268.5	265.3	268.2	268.8	18.2
2017	—	—	—	—	—	248.7	256.3	258.1	262.6	265.7	39.2
2018	—	—	—	—	—	—	318.6	341.9	348.9	351.8	92.1
2019	—	—	—	—	—	—	—	390.1	425.3	443.2	193.4
2020	—	—	—	—	—	—	—	—	379.5	418.6	286.7
2021	—	—	—	—	—	—	—	—	—	354.2	292.0
Total										$2,592.7	$932.4

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$5.7	$10.7	$14.5	$16.0	$16.6	$16.3	$16.7	$17.1	$17.4	$17.4
2013	—	11.3	27.8	40.4	46.8	51.4	53.6	55.0	55.4	56.0
2014	—	—	51.1	128.5	148.6	154.1	161.8	165.0	166.9	167.9
2015	—	—	—	76.4	161.4	187.1	204.2	213.9	221.9	226.7
2016	—	—	—	—	73.6	173.9	199.7	216.2	227.9	236.1
2017	—	—	—	—	—	83.8	138.9	160.7	184.1	202.9
2018	—	—	—	—	—	—	58.1	112.3	152.7	213.5
2019	—	—	—	—	—	—	—	46.0	117.0	182.5
2020	—	—	—	—	—	—	—	—	38.1	66.1
2021	—	—	—	—	—	—	—	—	—	30.6
Total										$1,399.7
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									1,193.0
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									21.5
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$1,214.5

Contingency

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$0.3	$0.2	$0.1	$0.2	$0.2	$0.2	$0.2	$0.2	$0.2	$0.1	$—
2013	—	0.1	0.4	0.4	0.4	0.4	0.4	0.4	0.4	0.4	0.1
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	0.7	0.7	1.3	1.0	1.0	0.1
2018	—	—	—	—	—	—	1.6	2.0	1.7	1.8	0.2
2019	—	—	—	—	—	—	—	2.0	2.0	2.0	0.2
2020	—	—	—	—	—	—	—	—	21.3	20.1	3.8
2021	—	—	—	—	—	—	—	—	—	9.7	5.9
Total										$35.1	$10.3

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	0.1	0.2	0.2	0.2	0.2	0.2	0.2	0.2
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	0.3	0.6	0.8	0.8
2018	—	—	—	—	—	—	—	0.9	1.5	1.6
2019	—	—	—	—	—	—	—	(0.1)	1.2	1.3
2020	—	—	—	—	—	—	—	—	7.2	10.3
2021	—	—	—	—	—	—	—	—	—	4.3
Total										$18.5
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									16.6
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									1.8
Contingency - net reserves for loss and allocated loss adjustment expenses, end of year										$18.4

Credit & Bond

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$34.9	$35.1	$33.3	$33.4	$32.9	$32.8	$32.5	$32.1	$31.9	$32.0	$0.1
2013	—	30.6	29.3	28.2	27.8	28.7	28.3	28.5	28.6	29.1	0.6
2014	—	—	26.3	25.8	26.3	24.2	23.2	22.9	22.8	23.1	(2.1)
2015	—	—	—	24.7	24.2	23.2	21.5	20.5	19.9	19.9	0.4
2016	—	—	—	—	20.2	18.5	18.0	17.1	16.7	17.0	0.8
2017	—	—	—	—	—	25.1	25.6	24.4	22.9	22.8	4.5
2018	—	—	—	—	—	—	31.7	32.1	31.1	31.2	3.5
2019	—	—	—	—	—	—	—	41.9	39.9	39.0	6.6
2020	—	—	—	—	—	—	—	—	45.6	41.6	14.5
2021	—	—	—	—	—	—	—	—	—	23.3	14.2
Total										$279.0	$43.1

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$14.8	$26.9	$31.1	$31.9	$32.2	$32.1	$32.1	$32.1	$32.0	$31.8
2013	—	11.6	19.9	23.0	24.2	24.9	25.1	25.2	25.3	25.5
2014	—	—	7.9	14.1	18.6	20.6	21.3	21.6	21.6	21.7
2015	—	—	—	4.8	13.1	17.4	18.7	18.7	18.7	18.6
2016	—	—	—	—	5.5	10.7	13.6	14.7	15.1	15.4
2017	—	—	—	—	—	4.0	10.4	14.7	15.8	16.2
2018	—	—	—	—	—	—	8.3	17.8	23.3	24.6
2019	—	—	—	—	—	—	—	10.1	21.4	27.5
2020	—	—	—	—	—	—	—	—	18.8	20.9
2021	—	—	—	—	—	—	—	—	—	4.5
Total										$206.7
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									72.3
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									4.6
Credit & Bond - net reserves for loss and allocated loss adjustment expenses, end of year										$76.9

Marine & Energy

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$15.3	$17.0	$18.2	$18.9	$19.2	$19.2	$19.1	$18.9	$18.9	$18.9	$0.7
2013	—	21.0	18.7	17.5	16.7	16.3	16.3	16.4	16.5	16.1	0.5
2014	—	—	22.4	21.1	19.4	18.1	17.5	18.2	18.2	18.2	(0.2)
2015	—	—	—	27.8	30.0	27.8	27.3	27.1	27.5	27.5	(0.1)
2016	—	—	—	—	30.5	28.9	25.2	25.0	25.1	25.0	0.1
2017	—	—	—	—	—	35.0	30.8	29.9	32.3	31.9	1.3
2018	—	—	—	—	—	—	19.5	21.2	21.1	20.9	1.4
2019	—	—	—	—	—	—	—	19.0	19.4	19.7	3.9
2020	—	—	—	—	—	—	—	—	20.5	18.6	6.2
2021	—	—	—	—	—	—	—	—	—	25.2	16.8
Total										$222.0	$30.6

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$3.7	$8.5	$12.5	$14.2	$15.3	$16.6	$17.2	$18.0	$18.0	$18.0
2013	—	2.7	8.6	11.6	13.0	13.2	13.4	13.7	13.7	13.7
2014	—	—	4.0	10.2	13.8	15.1	15.7	15.7	16.7	16.7
2015	—	—	—	3.1	10.4	20.3	24.7	25.8	26.5	26.6
2016	—	—	—	—	6.1	14.6	18.0	20.6	22.6	23.6
2017	—	—	—	—	—	5.0	13.4	19.7	24.0	25.7
2018	—	—	—	—	—	—	3.0	9.2	15.0	15.8
2019	—	—	—	—	—	—	—	2.6	7.6	10.6
2020	—	—	—	—	—	—	—	—	2.1	6.6
2021	—	—	—	—	—	—	—	—	—	2.0
Total										$159.3
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									62.7
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									2.1
Marine & Energy - net reserves for loss and allocated loss adjustment expenses, end of year										$64.8

Mortgage

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	0.3	0.3	0.1	0.1	0.1	0.1	0.1	0.1	0.1	—
2014	—	—	3.5	0.6	0.6	0.6	0.6	0.6	0.6	0.6	—
2015	—	—	—	1.6	1.6	1.6	1.7	0.8	0.8	0.8	—
2016	—	—	—	—	5.8	5.5	5.8	1.4	2.2	1.9	—
2017	—	—	—	—	—	7.9	8.3	2.1	3.0	2.6	0.5
2018	—	—	—	—	—	—	11.1	4.2	5.4	4.9	1.3
2019	—	—	—	—	—	—	—	6.9	8.7	8.0	2.5
2020	—	—	—	—	—	—	—	—	11.9	11.8	5.8
2021	—	—	—	—	—	—	—	—	—	11.1	6.9
Total										$41.8	$17.0

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	0.1	0.1	0.1	0.1	0.1	0.1	0.1
2014	—	—	—	0.6	0.6	0.6	0.6	0.6	0.6	0.6
2015	—	—	—	0.3	0.5	0.7	0.7	0.8	0.8	0.8
2016	—	—	—	—	0.1	0.5	0.8	1.0	1.0	1.0
2017	—	—	—	—	—	0.1	0.7	1.0	1.1	1.0
2018	—	—	—	—	—	—	0.3	1.2	1.3	1.4
2019	—	—	—	—	—	—	—	0.8	1.6	1.8
2020	—	—	—	—	—	—	—	—	1.4	1.5
2021	—	—	—	—	—	—	—	—	—	1.1
Total										$9.3
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									32.5
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									(0.1)
Mortgage - net reserves for loss and allocated loss adjustment expenses, end of year										$32.4

Property

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$314.1	$300.8	$289.8	$283.0	$280.2	$275.2	$275.4	$276.2	$276.9	$276.0	$1.1
2013	—	232.6	256.7	245.5	242.2	240.8	240.5	239.8	240.2	239.5	0.6
2014	—	—	206.7	211.6	209.4	213.7	213.9	213.6	213.1	213.4	1.7
2015	—	—	—	217.2	214.6	218.4	218.9	217.5	217.3	217.5	2.5
2016	—	—	—	—	294.3	295.0	296.9	297.1	295.0	294.2	3.3
2017	—	—	—	—	—	462.9	506.2	516.2	521.9	521.5	19.0
2018	—	—	—	—	—	—	474.7	535.5	542.8	535.8	18.5
2019	—	—	—	—	—	—	—	542.5	526.8	525.1	37.7
2020	—	—	—	—	—	—	—	—	577.4	569.9	188.3
2021	—	—	—	—	—	—	—	—	—	602.7	285.3
Total										$3,995.6	$558.0

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$46.6	$207.7	$241.1	$253.5	$259.1	$263.2	$265.2	$268.4	$268.9	$270.5
2013	—	56.7	171.6	212.0	224.8	229.5	231.3	233.0	234.3	234.3
2014	—	—	50.4	141.5	177.1	194.5	201.0	205.1	206.0	206.9
2015	—	—	—	53.1	147.2	181.7	198.0	206.6	208.9	211.0
2016	—	—	—	—	63.8	191.7	244.9	268.8	280.2	284.2
2017	—	—	—	—	—	88.0	315.9	404.3	460.3	472.7
2018	—	—	—	—	—	—	69.3	330.7	428.4	461.1
2019	—	—	—	—	—	—	—	68.4	305.8	400.4
2020	—	—	—	—	—	—	—	—	77.7	225.5
2021	—	—	—	—	—	—	—	—	—	66.3
Total										$2,832.9
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									1,162.7
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									33.0
Property - net reserves for loss and allocated loss adjustment expenses, end of year										$1,195.7

Insurance & Services
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Insurance & Services segment for the year ended December 31, 2021. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2012 through 2020 is presented as supplementary information and is unaudited:
A&H

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$164.2	$161.0	$148.7	$148.0	$147.7	$147.6	$147.5	$147.3	$147.3	$147.3	$(0.1)
2013	—	126.3	124.2	119.7	119.2	118.5	117.7	117.6	117.4	117.5	—
2014	—	—	131.4	132.5	130.9	130.8	129.9	129.9	129.8	129.9	0.1
2015	—	—	—	153.9	149.7	146.3	145.0	144.6	144.6	144.7	0.3
2016	—	—	—	—	174.8	174.4	170.3	168.8	168.6	168.1	2.3
2017	—	—	—	—	—	178.4	174.6	168.0	165.7	165.5	(0.5)
2018	—	—	—	—	—	—	202.3	209.9	207.7	205.9	(1.2)
2019	—	—	—	—	—	—	—	277.1	272.1	263.2	0.8
2020	—	—	—	—	—	—	—	—	313.2	307.3	56.4
2021	—	—	—	—	—	—	—	—	—	224.3	85.1
Total										$1,873.7	$143.2

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$72.5	$136.9	$147.0	$147.3	$147.5	$147.5	$147.5	$147.5	$147.5	$147.5
2013	—	54.7	104.5	115.0	116.4	117.7	117.1	117.1	117.1	117.1
2014	—	—	59.4	111.6	125.1	126.8	126.8	127.5	127.6	127.7
2015	—	—	—	75.8	130.4	141.9	143.6	143.9	144.0	144.0
2016	—	—	—	—	99.0	151.5	163.3	165.2	165.7	165.4
2017	—	—	—	—	—	58.8	149.8	162.6	163.5	163.8
2018	—	—	—	—	—	—	89.4	189.4	206.3	207.4
2019	—	—	—	—	—	—	—	129.8	237.6	254.6
2020	—	—	—	—	—	—	—	—	105.4	247.7
2021	—	—	—	—	—	—	—	—	—	121.2
Total										$1,696.4
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									177.3
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									(0.5)
A&H - net reserves for loss and allocated loss adjustment expenses, end of year										$176.8

Environmental

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	0.4	0.1	0.1	0.1	—
2019	—	—	—	—	—	—	—	4.5	4.6	2.7	(1.9)
2020	—	—	—	—	—	—	—	—	3.6	3.2	2.8
2021	—	—	—	—	—	—	—	—	—	4.7	3.6
Total										$10.7	$4.5

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	0.1	0.1
2019	—	—	—	—	—	—	—	—	0.9	1.8
2020	—	—	—	—	—	—	—	—	—	0.3
2021	—	—	—	—	—	—	—	—	—	—
Total										$2.2
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									8.5
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									—
Environmental - net reserves for loss and allocated loss adjustment expenses, end of year										$8.5

Workers’ Compensation

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	1.5	1.5	1.1	1.2	0.6
2019	—	—	—	—	—	—	—	18.6	16.6	15.7	2.8
2020	—	—	—	—	—	—	—	—	45.8	46.9	11.3
2021	—	—	—	—	—	—	—	—	—	94.9	61.3
Total										$158.7	$76.0

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	0.2	0.3	0.4
2019	—	—	—	—	—	—	—	1.3	6.8	10.0
2020	—	—	—	—	—	—	—	—	4.2	19.7
2021	—	—	—	—	—	—	—	—	—	10.4
Total										$40.5
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									118.2
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									—
Workers’ Compensation - net reserves for loss and allocated loss adjustment expenses, end of year										$118.2

Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	2.6	2.3	1.4
2021	—	—	—	—	—	—	—	—	—	62.5	59.9
Total										$64.8	$61.3

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	0.4	0.8
2021	—	—	—	—	—	—	—	—	—	1.5
Total										$2.3
	Net reserves for loss and allocated loss adjustment expenses from 2012 to 2021									62.5
	Net reserves for loss and allocated loss adjustment expenses prior to 2012									—
Other - net reserves for loss and allocated loss adjustment expenses, end of year										$62.5

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss adjustment expense reserves as of December 31, 2021:

2021
Net reserves for loss and allocated loss adjustment expenses
Reinsurance
Aviation & Space	$132.8
Casualty	1,214.5
Contingency	18.4
Credit & Bond	76.9
Marine & Energy	64.8
Mortgage	32.4
Property	1,195.7
Insurance & Services
A&H	176.8
Environmental	8.5
Workers’ Compensation	118.2
Other	62.5
Corporate (1)	402.1
Net reserves for loss and allocated loss adjustment expenses, end of year	3,503.6

Loss and allocated loss adjustment expenses recoverable
Reinsurance
Aviation & Space	42.1
Casualty	10.1
Credit & Bond	9.9
Marine & Energy	8.3
Mortgage	2.8
Property	547.3
Insurance & Services
A&H	64.4
Environmental	6.8
Workers’ Compensation	10.2
Other	44.5
Corporate	468.9
Total loss and allocated loss adjustment expenses recoverable	1,215.3

Unallocated loss adjustment expense reserves	55.8
Other items, net (2)	65.3
Deferred charges on retroactive reinsurance contracts	1.4
Gross reserves for loss and loss adjustment expenses, end of year	$4,841.4
(1)Corporate includes the results of all runoff business and is not presented in the loss development tables.
(2)Includes fair value adjustments associated with the acquisition of Sirius Group.
Cumulative claims frequency
The reporting of cumulative claims frequency for the reserve classes within the Reinsurance and Insurance & Services segments are deemed to be impracticable as the information necessary to provide cumulative claims frequency for these reserve classes is not available to the Company. The underlying claim count is not provided for most reinsurance contracts written on a quote share or aggregate loss basis, and certain MGAs report data to the Company in an aggregate format and therefore the information necessary to provide cumulative claims is not available.

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2021:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Reinsurance
Aviation & Space	21.5%	25.8%	16.1%	9.2%	7.1%	2.7%	3.2%	(0.8)%	2.2%	1.0%
Casualty	18.3%	22.0%	11.9%	9.5%	5.2%	2.8%	1.7%	0.7%	1.4%	(0.3)%
Contingency	32.3%	22.6%	20.6%	8.7%	4.0%	0.6%	2.0%	—%	1.0%	—%
Credit & Bond	32.3%	27.2%	16.3%	5.0%	1.8%	0.5%	0.1%	0.1%	0.3%	(0.5)%
Marine & Energy	15.5%	28.9%	21.9%	10.4%	5.0%	3.0%	2.5%	1.6%	0.2%	(0.1)%
Mortgage	10.2%	11.4%	5.7%	3.5%	—%	(0.6)%	(0.1)%	(0.1)%	—%	—%
Property	16.0%	43.1%	16.9%	7.5%	2.8%	1.3%	0.7%	0.8%	0.1%	0.6%
Insurance & Services
A&H	46.2%	43.3%	7.7%	0.8%	0.3%	—%	—%	—%	—%	—%
Environmental	1.0%	19.9%	35.1%	3.6%	—%	—%	—%	—%	—%	—%
Workers’ Compensation	10.0%	33.2%	19.8%	6.9%	—%	—%	—%	—%	—%	—%
Other	2.9%	16.3%	2.0%	—%	—%	—%	—%	—%	—%	—%
14. Third party reinsurance
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
The following tables provide a breakdown of the Company’s written and earned premiums and loss and loss adjustment expenses from direct business, reinsurance assumed and reinsurance ceded for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Written premiums:
Direct	$718.0	$19.0	$—
Assumed	1,518.5	569.5	668.4
Gross premiums written	2,236.5	588.5	668.4
Ceded	(502.3)	(46.3)	(11.4)
Net premiums written	$1,734.2	$542.2	$657.0

	2021	2020	2019
Premiums earned:
Direct	$600.8	$1.0	$—
Assumed	1,598.5	638.8	710.0
Gross premiums earned	2,199.3	639.8	710.0
Ceded	(482.3)	(29.0)	(9.9)
Net premiums earned	$1,717.0	$610.8	$700.1

	2021	2020	2019
Loss and loss adjustment expense:
Direct	$349.3	$0.8	$—
Assumed	1,506.1	483.2	407.5
Loss and loss adjustment expense incurred	1,855.4	484.0	407.5
Ceded	(528.9)	(18.7)	(4.0)
Loss and loss adjustment expense incurred, net	$1,326.5	$465.3	$403.5
Because retrocessional reinsurance contracts do not relieve the Company of its obligation to its insureds, the collectability of balances due from the Company's reinsurers is important to its financial strength. The Company monitors the financial strength and ratings of retrocessionaires on an ongoing basis. As of December 31, 2021, the Company had loss and loss adjustment expenses recoverable of $1,215.3 million (December 31, 2020 - $14.4 million). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets.
The following tables provide a listing of the Company’s loss and loss adjustment expenses recoverable by the reinsurer's S&P rating and the percentage of total recoverables as of December 31, 2021 and 2020. With certain reinsurers if S&P's rating was not available, an equivalent AM Best rating was used.

	December 31, 2021
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$149.5	$1.7	$147.8	22.6%
A	360.8	16.0	344.8	52.6%
BBB or lower	212.3	130.5	81.8	12.5%
Not rated	492.7	412.0	80.7	12.3%
Total	$1,215.3	$560.2	$655.1	100.0%

	December 31, 2020
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AAA	$0.2	$—	$0.2	2.8%
AA	0.3	—	0.3	4.2%
A	2.5	—	2.5	34.7%
Not rated	11.4	7.2	4.2	58.3%
Total	$14.4	$7.2	$7.2	100.0%
(1) S&P’s ratings as detailed above are: "AAA" (Extremely Strong), "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2) Not rated represents reinsurers who are not rated by either S&P or AM. Best. Included in the “Not rated” category as of December 31, 2021 is $355.9 million related to Pallas Reinsurance Ltd. as a result of the LPT, amount is fully collateralized.
The following tables provide a listing of the five highest loss and loss adjustment expenses recoverable by reinsurer, along with percentage of total recoverable amount, the reinsurer's S&P's reinsurer rating and the percentage that the recoverable is collateralized as of December 31, 2021 and 2020:

	December 31, 2021
	Balance	% of Total	S&P rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$355.9	29.3%	Not rated	100.0%
General Insurance Corporation of India (1)	140.9	11.6%	BBB	89.4%
Swiss Reinsurance Company, Ltd.	34.8	2.9%	AA-	13.4%
Argo Capital Group Ltd.	28.6	2.4%	Not rated	100.0%
Lloyd’s of London	$27.4	2.3%	A+	51.8%
(1) Reflects an AM Best rating of "B++" (Good).

	December 31, 2020
	Balance	% of Total	S&P rating	% Collateralized
Reinsurer:
WestCongress Reinsurance Company, Ltd	$8.6	59.7%	Not Rated	84.4%
RH Solutions Insurance (Cayman) Ltd.	2.8	19.4%	Not Rated	—%
Ascot Reinsurance Company Limited	2.4	16.7%	A	—%
Arch Reinsurance Ltd	0.2	1.4%	AA-	—%
National Indemnity Company	$0.2	1.4%	AAA	—%
15. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
The Company's assets in scope of the current expected credit loss assessment as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Insurance and reinsurance balances receivable, net (1)	$1,708.2	$441.9
Loss and loss adjustment expenses recoverable, net	1,215.3	14.4
Other assets (2)	14.5	—
Total assets in scope	$2,938.0	$456.3
(1)No counterparty represented more than 10% of the Company’s total insurance and reinsurance balances receivable as of December 31, 2021.
(2)Relates to MGA trade receivables included in other assets in the Company’s consolidated balance sheets.
The Company’s allowance for expected credit losses was $21.6 million and $0.6 million as of December 31, 2021 and December 31, 2020, respectively. For the year ended December 31, 2021, the Company recorded current expected credit losses of $21.0 million (2020 - $0.6 million and 2019 - $nil). The Company recognized the allowance for credit losses in accordance with ASC 326 upon initial recognition of the Sirius Group assets within the scope of the standard. An allowance of $16.8 million was re-established in the first quarter ended March 31, 2021 as related to Sirius Group assets. These amounts are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of December 31, 2021, approximately 67% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 80% were rated A- or better.

16. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value (2)	$303.1	4.1%	n/a	n/a
Unamortized discount	(6.8)		n/a
2017 SEK Subordinated Notes, carrying value	296.3		n/a
2016 Senior Notes, at face value (2)	400.0	4.5%	n/a	n/a
Unamortized premium	6.0		n/a
2016 Senior Notes, carrying value	406.0		n/a
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.6)		(0.7)
2015 Senior Notes, carrying value	114.4		114.3
Total debt	$816.7		$114.3
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
As a result of the Company’s merger with SIG, the Company assumed the existing and outstanding aggregate principal amount of the 2017 SEK Subordinated Notes pursuant to the First Supplemental Subordinated Indenture, dated May 27, 2021, among SIG, the Company and The Bank of New York Mellon, as trustee (the “Trustee”). The Company was in compliance with all debt covenants as of and for the period ended December 31, 2021.
For the year ended December 31, 2021, the Company recorded $11.1 million of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes. For the year ended December 31, 2021, the Company also recognized $25.2 million of foreign exchange gains on the translation of the 2017 SEK Subordinated Notes into USD from SEK.
2016 Senior Notes
On November 1, 2016, Sirius Group, through SIG, issued $400.0 million face value of senior unsecured notes ("2016 Senior Notes") at an issue price of 99.2% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 SIG Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 SIG Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1 and November 1 of each year until maturity in November 2026.
As a result of the Company’s merger with SIG, the Company assumed the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee. The Company was in compliance with all debt covenants as of and for the period ended December 31, 2021.
For the year ended December 31, 2021, the Company recorded $14.7 million of interest expense, inclusive of amortization of premium, on the 2016 Senior Notes.

2015 Senior Notes
As of December 31, 2021, the Company had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Company was in compliance with all debt covenants as of and for the years ended December 31, 2021 and December 31, 2020.
As a result of the Company’s merger with Third Point Re (USA) Holdings Inc, the Company acquired the existing and outstanding aggregate principal amount of the 2015 Senior Notes pursuant to the Second Supplemental Indenture, dated December 31, 2021, among Third Point Re (USA) Holdings Inc, the Company and the Trustee.
For the year ended December 31, 2021, the Company recorded $8.2 million of interest expense, inclusive of amortization of issuance costs, on the 2015 Senior Notes (2020 - $8.2 million).
Interest expense
Total interest expense incurred by the Company for its indebtedness for the year ended December 31, 2021 was $34.0 million (2020 - $8.2 million).
Standby letter of credit facilities
As of December 31, 2021, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$330.0	$208.5	$40.9	$99.0
Uncommitted - Secured letters of credit facilities	n/a	908.5	459.3	667.6
		$1,117.0	$500.2	$766.6
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
Revolving credit facility
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of December 31, 2021, there were no outstanding borrowings under the Facility.
17. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income and the provisions of currently enacted tax laws.  The Company and its Bermuda subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, the Company and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
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

The following is a summary of the Company’s income before income tax (expense) benefit by jurisdiction for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Bermuda	$178.5	$113.6	$198.0
U.S.	21.8	38.1	3.2
U.K.	1.9	0.2	0.1
Sweden	(138.1)	—	—
Luxembourg	(20.5)	—	—
Other	1.5	—	—
Income before income tax (expense) benefit	$45.1	$151.9	$201.3
For the years ended December 31, 2021, 2020 and 2019, income tax (expense) benefit consisted of the following:

	2021	2020	2019
Current tax expense:
U.S. Federal	$(3.5)	$(0.1)	$(0.1)
State	(1.8)	—	—
Non-U.S.	(18.2)	—	—
Total current tax expense	(23.5)	(0.1)	(0.1)
Deferred tax (expense) benefit:
U.S. Federal	(13.1)	(8.0)	(0.6)
State	(4.8)	—	—
Non-U.S.	52.1	—	—
Total deferred tax (expense)	34.2	(8.0)	(0.6)
Total income tax (expense) benefit	$10.7	$(8.1)	$(0.7)
Effective Rate Reconciliation
The following table presents a reconciliation of expected income taxes to income tax (expense) benefit for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Tax (expense) benefit at the 0% Bermuda statutory rate	$—	$—	$—
Differences in taxes resulting from:
Non-Bermuda earnings	17.6	(8.0)	(0.7)
Foreign currency effects	(19.0)	—	—
Change in valuation allowance	10.5	—	—
Change in uncertain tax positions	(8.0)	(0.1)	—
Non-taxable/deductible income	7.2	—	—
Tax rate change	4.3	—	—
Tax on Safety Reserve	(1.0)	—	—
State taxes expense	(0.9)	—	—
Provision-to-return true up	(0.5)	—	—
Other, net	0.5	—	—
Total income tax (expense) benefit	$10.7	$(8.1)	$(0.7)

The non-Bermuda component of pre-tax income (loss) was $(133.5) million, $38.3 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The TCJA includes a BEAT provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of December 31, 2021 and December 31, 2020.
The Company has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or to one of its intermediary subsidiaries as dividends or otherwise, they may be subject to withholding tax by the source country and/or income tax by the recipient country. The Company generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in connection with guidance and proposals from the Organization for Economic Cooperation and Development (OECD). Accordingly, such payments or distributions may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments.
Deferred Tax Inventory
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2021, 2020 and 2019:

	2021	2020	2019
Deferred tax assets:
Non-U.S. net operating loss carryforwards	$273.3	$—	$—
Tax credit carryforwards	26.2	—	—
U.S. federal net operating loss and capital carryforwards	19.4	10.1	9.3
Purchase accounting	17.8	—	—
Unearned premiums	13.4	5.5	1.8
Discounting of loss and loss adjustment expense reserves	7.6	1.0	0.8
Investment basis differences	5.9	—	—
Deferred interest	3.9	—	—
Incentive compensation and benefit accruals	5.7	2.6	1.2
Allowance for doubtful accounts	2.9	—	—
Other items	5.2	—	—
Total gross deferred tax assets	381.3	19.2	13.1
Valuation allowance	(113.3)	—	—
Total adjusted deferred tax asset	$268.0	$19.2	$13.1

Deferred tax liabilities:
Safety reserve	$150.1	$—	$—
Intangible assets	14.3	—	—
Deferred acquisition costs	6.7	8.3	1.4
Unrealized gains on investments	3.8	10.5	3.4
Foreign currency translation on investments	1.7	—	—
Other Items	4.8	—	—
Total deferred tax liabilities	181.4	18.8	4.8
Net deferred tax assets	$86.6	$0.4	$8.3
Of the net deferred tax asset, net of valuation allowance, of $86.6 million as of December 31, 2021, $53.5 million relates to net deferred tax assets in U.S. subsidiaries, $128.5 million relates to net deferred tax assets in Luxembourg subsidiaries, $5.2 million relates to net deferred tax liabilities in UK subsidiaries, $90.9 million relates to net deferred tax liabilities in Sweden subsidiaries, and $0.7 million relates to net deferred tax assets in other jurisdictions.
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
Based on this approach, for the year ended December 31, 2021, the Company recorded $113.3 million in the valuation allowance applicable to deferred tax assets. Of the $113.3 million, $62.1 million relates to net operating loss carryforwards in Luxembourg subsidiaries, $37.8 million relates primarily to net operating loss carryforward in the United Kingdom and $13.4 million relates to foreign tax credits in the United States.
Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2021, the expiration dates and the deferred tax assets thereon are as follows:

	2021
	United States	Luxembourg	Sweden	U.K.	Total
2022-2026	$4.7	$—	$—	$—	$4.7
2027-2041	107.8	43.3	—	—	151.1
No expiration date	21.1	724.1	217.4	148.0	1,110.6
Total	133.6	767.4	217.4	148.0	1,266.4
Gross deferred tax asset	19.4	191.4	44.8	37.0	292.6
Valuation allowance	—	(62.1)	—	(37.0)	(99.1)
Net deferred tax asset	$19.4	$129.3	$44.8	$—	$193.5
The Company expects to utilize net operating loss carryforwards in Luxembourg of $521.6 million but does not expect to utilize the remainder based on forecasted taxable income. The U.S. net operating loss carryforwards of $133.6 million are subject to an annual limitation on utilization under Internal Revenue Code Section 382. Of this amount, $11.0 million are also subject to separately return limitation year ("SRLY") provisions of the consolidated return regulations. Of the Section 382 limited loss carryforwards, $4.7 million will expire between 2022 and 2025, $107.8 million will expire between 2031 and 2039 and the remaining $21.1 million does not expire. The SRLY limited losses will expire between 2036 and 2037. The Company expects to utilize all of the U.S. net operating loss carryforwards.
Foreign Tax Credits
As of December 31, 2021, there are U.S. foreign tax credits carryforwards available of $17.0 million, of which $9.5 million expires in 2022 and the remaining will expire between 2023 and 2030. As of December 31, 2021, there are alternative minimum tax credit carryforwards of $0.1 million which do not expire and are expected to become fully refundable beginning in the 2023 tax year under the TCJA. Further, there are Swedish foreign tax credits carryforwards available of $9.1 million and will expire in 2026.
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

The following table is a reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2021 and 2020:

	Permanent differences (1)	Temporary differences (2)	Interest and penalties (3)	Total
Balance as of January 1, 2020	$1.0	$—	$0.5	$1.5
Changes in prior year tax positions	0.1	—	—	0.1
Balance as of December 31, 2020	1.1	—	0.5	1.6
Acquisition of Sirius Group	0.7	0.1	0.1	0.9
Changes in prior year tax positions	(0.1)	(0.1)	0.1	(0.1)
Tax positions taken during the current year	8.0	0.3	—	8.3
Balance as of December 31, 2021	$9.7	$0.3	$0.7	$10.7
(1)Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
(2)Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the consolidated balance sheets and its tax basis.
(3)Net of tax benefit.
As of December 31, 2021, the total reserve for unrecognized tax benefits is $10.7 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $9.7 million of such reserves as of December 31, 2021 would be recorded as an income tax benefit and would impact the effective tax rate. If the Company determines in the future that its reserves for unrecognized tax benefits on temporary differences are not needed, the reversal of $0.3 million of such reserves as of December 31, 2021 would not impact the effective tax rate due to deferred tax accounting but would accelerate the payment of cash to the taxing authority.
The Company classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $0.1 million, $nil, and $nil in interest expense, respectively, net of any tax benefit. The balance of accrued interest as of December 31, 2021 and 2020 is $0.7 million and $0.5 million, respectively, net of any tax benefit.
Tax Examinations
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2017.
18. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Common shares issued and outstanding, beginning of year	95,582,733	94,225,498	93,639,610
Options exercised	220,000	—	187,678
Issuance of common shares, net of forfeitures and shares withheld	3,133,969	1,012,939	366,453
Performance restricted shares granted, net of forfeitures and shares withheld	(1,431,963)	344,296	31,757
Issuance of common shares for Sirius Group acquisition	58,331,196	—	—
Issuance of common shares to related party	6,093,842	—	—
Common shares issued and outstanding, end of year	161,929,777	95,582,733	94,225,498
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the years ended December 31, 2021, 2020 and 2019, the Company did not pay any dividends to its common shareholders.
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
During the year ended December 31, 2021, the Company declared and paid dividends of $12.1 million to the Series B preference shareholders, respectively.
19. Share-based compensation and employee benefit plans
Share-based compensation
As of December 31, 2021, the Company’s share-based awards consisted of Restricted Share Units (“RSUs”), Performance Share Units (“PSUs”), restricted share awards with service condition and options.
As part of the 2021-2023 annual long-term incentive award cycle, the Company granted to its employees a number of RSUs and PSUs pursuant to the terms and conditions of the SiriusPoint Ltd. 2013 Omnibus Incentive Plan. The RSUs vest over three years in equal, one-third installments on each anniversary of the award grant date subject to continued provision of services through the applicable vesting date. The PSUs are subject to a service condition as well as a performance condition. As of December 31, 2021, 18,532,406 (December 31, 2020 - 7,617,210) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The total share-based compensation expense recognized during the years ended December 31, 2021, 2020 and 2019 was $22.6 million, $6.6 million and $7.0 million, respectively.
As of December 31, 2021, the Company had $37.0 million (December 31, 2020 - $14.2 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 2.4 years (December 31, 2020 - 1.9 years).
Restricted shares awards with service condition
Restricted share award activity for the year ended December 31, 2021 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2021	1,171,058	$8.80
Granted	2,123,811	10.32
Forfeited	(88,553)	10.31
Vested	(616,122)	9.84
Balance as of December 31, 2021	2,590,194	$10.13

In 2021, the Company modified its 2019 and 2020 restricted share awards with service and performance conditions to convert them at the most recent forecasted performance percentage to restricted shares with a service condition only. Further, the Company supplemented these awards with additional restricted shares with extended vesting periods.
Restricted share awards with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted Share Units
RSU activity for the year ended December 31, 2021 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2021	—	$—
Granted	6,246,111	10.18
Forfeited	(458,841)	10.24
Vested	(2,358,382)	10.21
Balance as of December 31, 2021	3,428,888	$10.14
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
Performance Share Units
PSU activity for the year ended December 31, 2021 was as follows:

	Number of non- vested PSUs	Number of non- vested PSUs probable of vesting	Weighted average grant date fair value of PSUs probable of vesting
Balance as of January 1, 2021	—	—	$—
Granted	1,169,604	1,169,604	10.31
Forfeited	(79,657)	(79,657)	10.36
Vested	(4,653)	(4,653)	10.36
Balance as of December 31, 2021	1,085,294	1,085,294	$10.30
PSUs vest over four distinct performance periods subject to participant’s continued provision of services to the Company until the vesting date.
Options
The options activity for the years ended December 31, 2021 were as follows:

	Number of options	Weighted average exercise price
Balance as of January 1, 2021	8,255,810	$13.45
Granted	2,772,215	10.69
Forfeited	(3,720,930)	13.20
Exercised	(220,000)	10.00
Balance as of December 31, 2021	7,087,095	$12.61

The share options issued to management under the Share Incentive Plan are subject to a service condition. The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model used the following assumptions for options granted during the year ended December 31, 2021 (there were no options granted for the years ended December 31, 2020 and 2019):

2021
Dividend yield	—%
Risk free interest rate	1.55%
Expected volatility(1)	34.17%
Expected life (in years)	6.5
Weighted average grant date fair value	$3.28
(1) The volatility assumption used was based on the average estimated volatility of a reinsurance peer group.
As of December 31, 2021 the weighted average remaining contractual term for options outstanding and exercisable was 2.0 years and 2.1 years, respectively (2020 - 1.2 years and 1.2 years, respectively).
The following table summarizes information about the Company’s management and director share options outstanding as of December 31, 2021:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Remaining contractual life	Number of options	Weighted average exercise price
$9.83 - $10.89	4,663,843	$10.02	2.1 years	4,075,481	$9.97
$15.00 - $16.89	1,446,510	$15.63	2.9 years	1,046,510	$15.87
$20.00 - $25.05	976,742	$20.50	0.4 years	976,742	$20.50
	7,087,095	$12.61	2.0 years	6,098,733	$12.67
As the Company’s closing share price on December 31, 2021 and December 31, 2020 was below $9.83, there was no aggregate intrinsic value of options outstanding and options exercisable. For the year ended December 31, 2021, the Company received proceeds of $2.2 million (2020 - $nil) from the exercise of options.
Employee Benefit Plans
As a result of the acquisition of Sirius Group, the Company operates several retirement plans in accordance with the local regulations and practices. These plans cover substantially all of the Company’s employees and provide benefits to employees in event of death, disability, or retirement.
Defined benefit plans
Swedish and German employees of SiriusPoint International can participate in defined benefit plans which are based on the employees' pension entitlements and length of employment. In Sweden, where a defined benefit pension plan is mandated by the government, SiriusPoint International's employees participate in collective agreements funded by SiriusPoint International. These collective agreements are managed by third party trustees who calculate the pension obligation, invoice SiriusPoint International for additional funding and invest the funds. All employees in Germany are covered by defined benefit pension plans sponsored by SiriusPoint International called SiriusPoint Re GmbH Pension Plan. Paid pension premiums are invested with Skandia Liv for employees in Sweden and with Allianz for employees in Germany. Skanda Liv held 94% of total plan assets in 2021. Allianz held 6% of total plan assets in 2021. Skandia manages the portfolio to be able to pay a guaranteed amount and a favorable return over time with the goal of getting the highest possible return along with well-balanced risk. The average return for 2021 is 18.0%. The investment directive is decided by the Skandia Liv board of directors. To achieve the goals the portfolio is diversified with the asset allocation shown below.

The breakdown of the investment of plan assets for the year ended December 31, 2021 are as follows:

2021
International equities	15.0%
Swedish equities	12.7%
Swedish nominal bonds	33.9%
Real estate	8.9%
Private equity	14.6%
Other	14.9%
The assumptions used to determine Swedish benefit obligations for the year ended December 31, 2021 are as follows:

2021
Discount rate	0.9%
Increase in compensation levels rate	3.0%
Turnover rate	3.0%
The Swedish actuaries follow the Swedish industry DUS21 mortality rate. The discount rate used to calculate the Swedish benefit obligation was derived from the expected return of an investment in Swedish covered mortgage bonds with a duration in accordance with the duration of the pension obligation. The duration of the Swedish pension liability is approximately 19 years.
The assumptions used to determine German benefit obligations for the year ended December 31, 2021 are as follows:

2021
Discount rate	0.4%
Increase in compensation levels rate	2.0%
The German actuaries follow the Germany industry Richttafeln 2018 G mortality rates and standard turnover values for the year ended December 31, 2021. The discount rate used to calculate the German benefit obligation was derived from markets yields on high quality corporate bonds with durations consistent with plan obligations. The duration of the German pension liability is approximately 16 years.
The following tables present a reconciliation of the beginning and ending funded status and the net amounts recognized for the defined benefit plans for the year ended December 31, 2021:

2021
Change in benefit obligation
Projected benefit obligation, beginning of year	$22.8
Service cost	1.0
Interest cost	0.2
Actuarial losses	(0.8)
Benefit payments	(0.5)
Tax payments	(0.1)
Currency revaluation effect	(2.2)
Projected benefit obligation, end of year	20.4
Change in plan assets
Fair value of plan assets, beginning of year	21.5
Employer contributions	0.5
Benefit payments	(0.3)
Interest income	3.3
Currency revaluation effect	(2.3)
Fair value of plan assets, end of year	22.7
Funded status at end of year(1)	$2.3
(1)At December 31, 2021, the Swedish plan had a funding status of $6.0 million and the German plan had a funding status of $(3.7) million.
Under the Swedish plan, a 100 basis point discount rate decrease would increase the 2021 defined benefit obligation by $2.8 million, with all other items remaining the same. Under the German plan, a 50 basis point decrease in the discount rate would increase the benefit obligation by $0.5 million, with all other items remaining the same. Conversely, a 50 basis point increase in the discount rate would decrease the benefit obligation by $0.6 million.
The accumulated benefit obligation for the year ended December 31, 2021 was $20.4 million.
The components of net periodic pension expense for the year ended December 31, 2021 are as follows:

2021
Service cost	$(1.0)
Interest cost	—
Actuarial (loss)	4.0
Net periodic pension expense	$3.0
The employer benefit payments/settlements for the year ended December 31, 2021 were $0.5 million. As of December 31, 2021, the projected benefit payments required for the defined pension benefits plans are as follows:

December 31, 2021
2022	$0.4
2023	0.3
2024	0.4
2025	0.5
2026	0.5
2027-2031	3.1
Total benefit payments required	$5.2
Defined contribution plans
Non-U.S.
In the United Kingdom, SiriusPoint International contributes 12% of the employee's salary. Contributed funds are invested into an annuity of the employee's choice. In Belgium, SiriusPoint International contributes 6.5% - 8.5% of the employee's salary. Employees in Switzerland are eligible to participate in the industry-sponsored Swisscanto pension plan ("Swisscanto plan"). The Swisscanto plan is a combination of a defined contribution and a defined benefit plan. For the Swisscanto plan, SiriusPoint International incurs 60% - 70% of the total premium charges and the employees incur the remaining 30% - 40%. As of December 31, 2021, the projected benefit obligation of SiriusPoint International's various benefit plans was $20.4 million and the funded status was $(2.3) million. SiriusPoint International recognized expenses related to these various plans of $3.0 million in 2021.
In Bermuda, SiriusPoint Bermuda's employees are eligible for retirement benefits through defined contribution retirement plans. SiriusPoint Bermuda and employees contribute an amount equal to a specified percentage of each employee's salary. Expenses related to the defined contribution plans was $1.2 million for the year ended December 31, 2021 (2020 - $0.7 million and 2019 - $0.7 million).
U.S.
The Company’s U.S. subsidiaries’ employees are eligible for retirement benefits through 401(k) retirement savings plans. These plans provide qualifying employees with matching contributions from the Company based on the amount of employee contribution. Total expense for matching contributions was $2.7 million for the year ended December 31, 2021 (2020 - $0.2 million and 2019 - $0.2 million).

20. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Weighted-average number of common shares outstanding:	($ in millions, except share and per share amounts)
Basic number of common shares outstanding	148,667,770	92,510,090	91,835,990
Dilutive effect of options	—	—	125,530
Dilutive effect of warrants	—	—	91,884
Dilutive effect of restricted share units	1,488,696	447,709	598,912
Diluted number of common shares outstanding	150,156,466	92,957,799	92,652,316
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$44.6	$143.5	$200.6
Net income allocated to SiriusPoint participating common shareholders	(3.4)	(1.1)	(0.6)
Net income allocated to SiriusPoint common shareholders	$41.2	$142.4	$200.0
Basic earnings per share available to SiriusPoint common shareholders	$0.28	$1.54	$2.18
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$44.6	$143.5	$200.6
Net income allocated to SiriusPoint participating common shareholders	(3.4)	(1.1)	(0.6)
Net income allocated to SiriusPoint common shareholders	$41.2	$142.4	$200.0
Diluted earnings per share available to SiriusPoint common shareholders	$0.27	$1.53	$2.16
For the years ended December 31, 2021, 2020 and 2019, options of 7,087,095, 3,741,266 and 3,719,404, respectively, warrants of 31,123,755, 3,494,979 and nil, respectively, and Upside Rights of 10,000,000, nil and nil, respectively, were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
21. Related party transactions
In addition to the transactions disclosed in Notes 8, 9 and 12 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
Subsequent to the Sirius Group acquisition, insurance and reinsurance contracts with the Company’s unconsolidated related parties (insurance and MGA) resulted in gross written premiums of $214.0 million during the year ended December 31, 2021. As of December 31, 2021, the Company had total receivables from these related parties of $35.6 million and no payables.
Equity Commitment Letter
Pursuant to the equity commitment letter by and among the Company, Third Point Opportunities Master Fund L.P. and Daniel S. Loeb, entered into on August 6, 2020, Third Point Opportunities Master Fund L.P. purchased 6,093,842 of the Company’s common shares at a price of $7.9828 per share upon closing of the Company’s acquisition of Sirius Group.
Transaction Matters Letter Agreement
On August 6, 2020, CM Bermuda, Sirius Group, the Company and CMIG International entered into a Transaction Matters Letter Agreement (the “Transaction Matters Agreement”), pursuant to which, among other things and subject to the terms and conditions thereof, Sirius Group agreed to pay for and reimburse CMIG International and CM Bermuda for certain legal expenses incurred in connection with the Sirius Group sales process or other discussions between CMIG International, CM Bermuda and the Sirius Group occurring on or after March 6, 2020, and the Company has agreed to assume such remaining payment obligations of Sirius Group following the closing of the acquisition of Sirius Group. The Company has also agreed to pay for the fees and expenses payable by CMIG International and CM Bermuda to its financial advisor, Goldman Sachs (Asia) L.L.C., relating to the acquisition of Sirius Group. During the year ended December 31, 2021, the Company did not pay any legal expenses incurred by CM Bermuda and CMIG International in connection with the Transaction Matters Agreement.
Management and performance fees to related parties
The total management and performance fees to related parties for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Management fees	$17.9	$14.5	$17.2
Performance fees - fixed income and other investments (1)	—	14.0	—
Performance fees (before loss carryforward)	75.7	51.8	49.9
Performance fees - loss carryforward utilized	—	(0.5)	(47.5)
Total management and performance fees to related parties (2)	$93.6	$79.8	$19.6
(1)Pursuant to the terms of the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC were subject to 20% performance fees for the year ended December 31, 2020 only.
(2)Management and performance fees for the TP Enhanced Fund and TP Venture Fund, where applicable, are presented within net realized and unrealized investment gains from related party investment funds in the consolidated statements of income
Management fees
Third Point Enhanced LP
Effective January 1, 2019, SiriusPoint and SiriusPoint Bermuda entered into the Second Amended and Restated Exempted Limited Partnership Agreement (the “2019 LPA”) of TP Enhanced Fund. Pursuant to the 2019 LPA, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Enhanced Fund level and are calculated based on 1.25% of the investment in TP Enhanced Fund and multiplied by an exposure multiplier computed by dividing the average daily investment exposure leverage of the TP Enhanced Fund by the average daily investment exposure leverage of the Third Point Offshore Master Fund L.P. (“Offshore Master Fund”). Third Point LLC also serves as the investment manager for the Offshore Master Fund.
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
Performance fees
Third Point Enhanced LP
Pursuant to the 2019 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investment in related party investment fund” on the Company’s consolidated balance sheet since the fees are charged at the TP Enhanced Fund level.
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
22. Commitments and contingencies
Concentrations of credit risk
The Company has exposure to credit risk as it relates to its business written through brokers, if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company may remain liable to the insured for the deficiency. These brokers are fairly large and well established, and there are no indications they are financially distressed. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
Aon Corporation and subsidiaries	$536.6	24.0%	$189.1	32.1%	$197.1	29.5%
Guy Carpenter & Company and subsidiaries	414.1	18.5%	164.6	28.0%	144.6	21.6%
Arthur J. Gallagher & Co. and subsidiaries	244.2	10.9%	67.6	11.5%	140.2	21.0%
Other	1,041.6	46.6%	167.2	28.4%	186.5	27.9%
	$2,236.5	100.0%	$588.5	100.0%	$668.4	100.0%
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
Lloyd's Central Fund
The Lloyd's Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Company has an obligation to pay contributions to the Lloyd's Central Fund each year based on gross written premium. The Company estimates the Lloyd's Central Fund contributions to be $0.6 million (based on the December 31, 2021 GBP to USD exchange rate) which is 0.35% of gross written premium. The Council of Lloyd's have the power to levy an additional contribution on members if it considered necessary, and the maximum additional contribution is currently 3.0% of capacity.
Financing
See Note 16 for additional information related to the Company’s debt obligations.
Letters of Credit
See Note 16 for additional information related to the Company’s letter of credit facilities.
Liability-classified capital instruments
See Note 3 for additional information related to the contingent value consideration components of the Sirius Group acquisition.
Promissory Note & Loan Agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of December 31, 2021.
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
During the year ended December 31, 2021, the Company recognized operating lease expense of $10.5 million (2020 - $0.9 million and 2019 - $0.9 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of December 31, 2021 the Company had $27.4 million (December 31, 2020 - $0.8 million) of operating lease right-of-use assets included in other assets. As of December 31, 2021 the Company had $32.5 million (December 31, 2020 - $0.8 million) of operating lease liabilities included in accounts payable, accrued expenses and other liabilities.
The following table presents the lease balances within the consolidated balance sheets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$27.4	$0.8
Operating lease liabilities	$32.5	$0.8

Weighted average lease term (years)	5.0	1.0
Weighted average discount rate	2.4%	7.0%

Future minimum rental commitments as of December 31, 2021 under these leases are expected to be as follows:

Future Payments
2022	$10.4
2023	7.9
2024	4.6
2025	3.2
2026 and thereafter	8.2
Total future annual minimum rental payments	34.3
Less: present value discount	(1.8)
Total lease liability as of December 31, 2021	$32.5
The above table does not include future minimum rental commitments of one material lease that has not yet commenced as of December 31, 2021. The minimum rental commitment under this lease is approximately $11.4 million.
23. Statutory requirements
The Company’s insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the insurance regulatory authorities. Statutory accounting differs from GAAP by jurisdiction in the reporting of certain reinsurance contracts, investments, subsidiaries, acquisition expenses, fixed assets, deferred income taxes, and certain other items.
Refer to Note 1 for additional details on the internal reorganization of insurance and reinsurance subsidiaries within the Company.
Bermuda
The Insurance Act 1978 of Bermuda and related regulations, as amended ("Insurance Act"), regulates the insurance business of Bermuda-domiciled insurers and reinsurers. The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements. Under the Insurance Act, insurers and reinsurers are required to maintain minimum statutory capital and surplus at a level equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR") which is established by reference to either a Bermuda Solvency Capital Requirement ("BSCR") model or an approved internal capital model. The BSCR model is a standardized statutory risk-based capital model that provides a method for determining an insurer's minimum required capital taking into account the risk characteristics of different aspects of the company's business. The Economic Balance Sheet (“EBS”) is an input to the BSCR which determines the Company’s ECR. The EBS regime prescribes the use of financial statements prepared in accordance with GAAP as the basis on which statutory financial statements are prepared, and those statutory financial statements form the starting basis for the EBS. The model also requires insurers to estimate insurance technical provisions, which consist of the insurer’s insurance related balances valued based on best-estimate cash flows, adjusted to reflect the time value of money, with the addition of a risk margin to reflect the uncertainty in the underlying cash flows. The BMA has established a target capital level which is set at 120% of the ECR. While the Company is not required to maintain statutory economic capital and surplus at this level, it serves as an early warning signal for the BMA, and failure to meet the target capital level may result in additional reporting requirements or increased regulatory oversight.
The BMA acts as the group supervisor for the Company. The Company is currently completing its group BSCR for the year ended December 31, 2021, which must be filed with the BMA on or before May 31, 2022, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. During 2021 and 2020, the Company did not pay any dividends to its common shareholders.
The Company has two Bermuda based insurance subsidiaries: SiriusPoint Bermuda, a Class 4 insurer, and Alstead Re, a Class 3A insurer. Each of these Bermuda insurance subsidiaries are registered under the Insurance Act and are subject to regulation and supervision of the BMA. The Company is currently completing its BSCRs for SiriusPoint Bermuda and Alstead Re for the year ended December 31, 2021, which must be filed with the BMA on or before April 30, 2022, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. Each of the

Company’s Bermuda based insurance subsidiaries met their target level of required statutory economic capital and surplus for the year ended December 31, 2020.
The following is a summary of the statutory net income for the Bermuda based insurance subsidiaries for the year ended December 31, 2021:

2021
SiriusPoint Bermuda	$149.1
Alstead Re	$(0.4)
The Bermuda based insurance subsidiaries are also required to maintain a minimum liquidity ratio whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2021, all liquidity ratio requirements were met.
SiriusPoint Bermuda’s ability to pay dividends is limited under Bermuda law and regulations. SiriusPoint Bermuda may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, SiriusPoint Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless SiriusPoint Bermuda files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause SiriusPoint Bermuda to fail to meet its capital requirements. As of December 31, 2021, SiriusPoint Bermuda could pay dividends of approximately $844.4 million without providing an affidavit to the BMA. SiriusPoint Bermuda indirectly owns SiriusPoint International, SiriusPoint America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions.
Europe
The financial services industry in the United Kingdom is dual-regulated by the Financial Conduct Authority and the Prudential Regulation Authority (collectively, the "U.K. Regulators"). The U.K. Regulators regulate insurers, insurance intermediaries and Lloyd's. The U.K. Regulators and Lloyd's have common objectives in ensuring that the Lloyd's market is appropriately regulated. Lloyd's is required to implement certain rules prescribed by the U.K. Regulators by the powers it has under the Lloyd's Act of 1982 relating to the operation of the Lloyd's market. In addition, each year the U.K. Regulators require Lloyd's to satisfy an annual solvency test that measures whether Lloyd's has sufficient assets in the aggregate to meet all the outstanding liabilities of its members.
Lloyd's permits its corporate and individual members ("Members") to underwrite insurance risks through Lloyd's syndicates. Members of Lloyd's may participate in a syndicate for one or more underwriting years by providing capital to support the syndicate's underwriting. All syndicates are managed by Lloyd's approved managing agents. Managing agents receive fees and profit commissions in respect of the underwriting and administrative services they provide to the syndicates. Lloyd's prescribes, in respect of its managing agents and Members, certain minimum standards relating to their management and control, solvency and various other requirements.
The Company participates in the Lloyd's market through the 100% ownership of SiriusPoint Corporate Member Ltd., a Lloyd's corporate member, which in turn provides underwriting stamp capacity to Syndicate 1945. The Company has its own Lloyd's managing agent, SiriusPoint International Managing Agency, which manages Syndicate 1945. Lloyd's approved net capacity for 2021 is £100.0 million, or approximately $135.2 million (based on the December 31, 2021 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
SiriusPoint International is subject to regulation and supervision by the Swedish Financial Supervisory Authority ("SFSA"). Under Solvency II, the SFSA also acts as the European Economic Area group supervisor, with Sirius Group International S.a.r.l. ("SGI") serving as the highest European entity subject to the SFSA's group supervision. Solvency II regulation in Europe gives the SFSA the option to waive European-level group supervision if certain legal requirements are met. As of December 31, 2021, the SFSA has not exercised this option.
SiriusPoint International’s statutory net income was $289.5 million for the year ended December 31, 2021. The Company is currently completing its statutory returns for SiriusPoint International and SGI for the year ended December 31, 2021, which must be filed with the SFSA on or before April 8, 2022 and May 20, 2022, respectively, and at this time, the Company believes it will exceed the target level of required capital and surplus.

SiriusPoint International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the SFSA. Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. SiriusPoint International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2021, SiriusPoint International had $560.3 million (based on the December 31, 2021 SEK to USD exchange rate) of unrestricted equity on a group account basis (the lower of the two approaches) available to pay dividends in 2021. The amount of dividends available to be paid by SiriusPoint International in any given year is also subject to cash flow and earnings generated by SiriusPoint International's business, the maintenance of adequate solvency capital ratios for SiriusPoint International and the consolidated SGI group, as well as to dividends received from its subsidiaries. Earnings generated by SiriusPoint International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During 2021, SiriusPoint International did not declare a dividend and paid SEK 166.7 million (or $19.5 million on date of payment) of dividends declared prior to 2021.
U.S.
SiriusPoint America, SiriusPoint Specialty Insurance Corporation (“SiriusPoint Specialty”) and Oakwood Insurance Company (“Oakwood”) are subject to regulation and supervision by the National Association of Insurance Commissioners ("NAIC") and the department of insurance in the state of domicile. The NAIC uses risk-based capital ("RBC") standards for U.S. property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. As of December 31, 2021, the NAIC risk-based capital authorized control level for SiriusPoint America, SiriusPoint Specialty, and Oakwood was $112.4 million, $3.4 million and $0.3 million, respectively, and the subsidiaries’ available capital exceeded their respective RBC requirements.
The following is a summary of estimated actual and required statutory capital and surplus of the U.S. based insurance and reinsurance subsidiaries as of December 31, 2021:

December 31, 2021
Actual statutory capital and surplus
SiriusPoint America	$581.5
SiriusPoint Specialty	55.2
Oakwood	39.7
Required statutory capital and surplus
SiriusPoint America (1)	112.4
SiriusPoint Specialty	47.0
Oakwood	$7.5
(1)Equals the authorized control level of the NAIC risk-based capital.
The following is a summary of the statutory net income (loss) for the U.S. based insurance and reinsurance subsidiaries for the year ended December 31, 2021:

2021
SiriusPoint America	$28.9
SiriusPoint Specialty	(7.1)
Oakwood	$(0.4)
The principal differences between the statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities.
Under the normal course of business, SiriusPoint America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, SiriusPoint America has dividend capacity as of December 31, 2021, without prior regulatory approval. As of December 31, 2021, SiriusPoint America had $581.5 million of statutory surplus and $138.0 million of earned surplus, and could pay approximately $34.7 million to its parent company. During 2021, SiriusPoint America did not pay a dividend to its immediate parent.
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
As of December 31, 2021, SiriusPoint International's Safety Reserve was SEK 6.1 billion, or $0.7 billion (based on the December 31, 2021 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($139.1 million based on the December 31, 2021 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Pursuant to tax legislation effective as of January 1, 2019, the tax rate applicable to Swedish corporations decreased to 20.6%. The tax legislation also introduced an annual tax on the Safety Reserve effective as of January 1, 2019. This provision adds additional taxable income for the Company annually. The calculation applies the Government Borrowing Rate (with a floor rate of +0.5%) to the Safety Reserve balance at the beginning of the year. At the current year tax rate of 20.6%, the additional tax expense is SEK 10.0 million, or $1.2 million for the year ended December 31, 2021 (based on the average 2021 SEK to USD exchange rate).
Further, the enacted legislation also included a new provision treating an amount equal to 6% of the Safety Reserve balance as of January 1, 2021, as additional taxable income in tax year 2021 only, subject to tax at the applicable 20.6% rate. Based on this provision and SiriusPoint International's Safety Reserve balance as of January 1, 2021, SiriusPoint International has recorded a current tax liability of SEK 20.0 million, or $2.2 million (based on the December 31, 2021 SEK to USD exchange rate) and an additional deferred tax liability as of December 31, 2021 in the amount of SEK 99.9 million, or $11.0 million (based on the December 31, 2021 SEK to USD exchange rate).

24. Quarterly financial results (UNAUDITED)

	Three months ended
	December 31, 2021	September 30, 2021 (2)	June 30, 2021 (2)	March 31, 2021 (2)
Revenues				revised (1)
Net premiums earned	$519.9	$499.6	$452.3	$245.2
Net realized and unrealized investment gains (losses)	(60.6)	(11.7)	23.9	31.5
Net realized and unrealized investment gains (losses) from related party investment funds	(97.2)	202.4	45.6	153.2
Other net investment income	6.6	9.1	7.9	1.8
Total realized and unrealized investment gains (losses) and net investment income (loss)	(151.2)	199.8	77.4	186.5
Other revenues	29.3	33.2	31.8	56.9
Total revenues	398.0	732.6	561.5	488.6
Expenses
Loss and loss adjustment expenses incurred, net	351.4	577.3	250.9	146.9
Acquisition costs, net	106.3	106.9	105.6	69.0
Other underwriting expenses	38.2	53.3	46.5	20.8
Net corporate and other expenses	72.1	59.9	55.7	78.9
Intangible asset amortization	1.8	2.0	1.3	0.8
Interest expense	9.6	9.7	9.8	4.9
Foreign exchange (gains) losses	(27.5)	(16.1)	12.0	(12.4)
Total expenses	551.9	793.0	481.8	308.9
Income (loss) before income tax (expense) benefit	(153.9)	(60.4)	79.7	179.7
Income tax (expense) benefit	17.1	13.0	(9.6)	(9.8)
Net income (loss)	(136.8)	(47.4)	70.1	169.9
Net (income) loss attributable to noncontrolling interests	0.5	3.4	(1.6)	—
Net income (loss) available to SiriusPoint	(136.3)	(44.0)	68.5	169.9
Dividends on Series B preference shares	(4.0)	(4.0)	(4.0)	(1.5)
Net income (loss) available to SiriusPoint common shareholders	$(140.3)	$(48.0)	$64.5	$168.4
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(0.88)	$(0.30)	$0.37	$1.37
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(0.88)	$(0.34)	$0.37	$1.35
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	159,268,777	159,225,772	158,832,629	116,760,760
Diluted	159,268,777	160,240,888	160,894,216	118,146,341
(1)Amounts were revised to correct the bargain purchase gain recorded in the first quarter of 2021.
(2)As a result of the acquisition of Sirius Group and the subsequent changes in strategy and new executive management team, the Company now reports on two operating segments effective as of the fourth quarter of 2021: Reinsurance and Insurance & Services. As a result of the re-segmentation, certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no impact on the previously reported total revenues, total expenses or net income (loss).
Revision of 2021 interim financial statements
In the fourth quarter of 2021, the Company identified an understatement of the bargain purchase gain recorded in the first quarter of 2021 related to the acquisition of Sirius Group which understated income before income tax expense and net income available to SiriusPoint common shareholders by $37.5 million. The previously reported bargain purchase gain amount of $12.9 million should have been $50.4 million. As part of the Company’s annual financial statement review, an error was identified which understated the total identifiable net assets acquired. A bargain purchase gain was recognized as the total net assets acquired exceeded the purchase consideration.
Amounts for the three months ended March 31, 2021, the six months ended June 30, 2021 and nine months ended September 30, 2021 were revised to correct for the previously reported understatement of income. This revision had no impact on the previously reported total shareholders’ equity attributable to SiriusPoint shareholders.
Management assessed the materiality of the misstatement on the impacted 2021 interim financial statements in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, as codified in ASC 250-10, Accounting Changes and Error Corrections. Management determined that the misstatement was not material to the financial statements of any such interim period.

	Year ended	Nine months ended	Six months ended	Three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenues
Net premiums earned	$1,717.0	$1,197.1	$697.5	$245.2
Net realized and unrealized investment gains (losses)	(16.9)	43.7	55.4	31.5
Net realized and unrealized investment gains from related party investment funds	304.0	401.2	198.8	153.2
Other net investment income	25.4	18.8	9.7	1.8
Total realized and unrealized investment gains and net investment income	312.5	463.7	263.9	186.5
Other revenues	151.2	121.9	88.7	56.9
Total revenues	2,180.7	1,782.7	1,050.1	488.6
Expenses
Loss and loss adjustment expenses incurred, net	1,326.5	975.1	397.8	146.9
Acquisition costs, net	387.8	281.5	174.6	69.0
Other underwriting expenses	158.8	120.6	67.3	20.8
Net corporate and other expenses	266.6	194.5	134.6	78.9
Intangible asset amortization	5.9	4.1	2.1	0.8
Interest expense	34.0	24.4	14.7	4.9
Foreign exchange gains	(44.0)	(16.5)	(0.4)	(12.4)
Total expenses	2,135.6	1,583.7	790.7	308.9
Income before income tax (expense) benefit	45.1	199.0	259.4	179.7
Income tax (expense) benefit	10.7	(6.4)	(19.4)	(9.8)
Net income	55.8	192.6	240.0	169.9
Net (income) loss attributable to noncontrolling interests	2.3	1.8	(1.6)	—
Net income available to SiriusPoint	58.1	194.4	238.4	169.9
Dividends on Series B preference shares	(13.5)	(9.5)	(5.5)	(1.5)
Net income available to SiriusPoint common shareholders	$44.6	$184.9	$232.9	$168.4
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.28	$1.18	$1.57	$1.37
Diluted earnings per share available to SiriusPoint common shareholders	$0.27	$1.17	$1.55	$1.35
Weighted average number of common shares used in the determination of earnings per share
Basic	148,667,770	145,095,270	137,912,915	116,760,760
Diluted	150,156,466	147,597,964	139,561,196	118,146,341

25. Subsequent event
Amended and Restated Limited Partnership Agreement
On February 23, 2022, the Company entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of TP Enhanced Fund with TP GP and the other parties thereto (the “2022 LPA”), which amended and restated the 2020 LPA.
The 2020 LPA was amended and restated to, among other things:
•add the right to withdraw our capital accounts in TP Enhanced Fund as of any month-end in accordance with an agreed withdrawal schedule to be reinvested in a newly established TP Optimized Credit portfolio (the “TPOC Portfolio”) or other Third Point strategies (“TP Enhanced Withdrawn Amounts”);
•remove restrictions on the Company’s withdrawal rights following a change of control with respect to the Company;
•provide that the Company may amend the investment guidelines of the 2022 LPA from time to time for risk management purposes in consultation with TP GP;
•provide that the Company and TP GP may discuss the adoption of new risk parameters for TP Enhanced Fund from time to time, and TP GP will work with the Company to create additional risk management guidelines responsive to the Company’s needs that do not fundamentally alter the general investment strategy or investment approach of TP Enhanced Fund;
•provide that the Company may increase or decrease TP Enhanced Fund’s leverage targets upon reasonable prior notice to meet the business needs of the Company;
•revise the “cause event” materiality qualifier with respect to violations of law related to Third Point LLC’s investment-related business and Third Point LLC being subject to regulatory proceedings to include events that will likely have a material adverse effect on Third Point LLC’s ability to provide investment management services to TP Enhanced Fund and/or the TPOC Portfolio.
All other material terms of the 2022 LPA remain consistent with the 2020 LPA.
Amended and Restated Investment Management Agreement
On February 23, 2022, the Company entered into an Amended and Restated Investment Management Agreement (the “2022 IMA”) with Third Point LLC and the other parties thereto, which amended and restated the Investment Management Agreement dated August 6, 2020.
Pursuant to the 2022 IMA, Third Point LLC provides discretionary investment management services with respect to a newly established TPOC Portfolio, subject to investment and risk management guidelines, and continues to provide certain non-discretionary investment advisory services to the Company. The Company agreed to contribute to the TPOC Portfolio all amounts withdrawn from TP Enhanced Fund on November 30, 2021, December 31, 2021 and January 31, 2022 that were not invested or committed for investment in other Third Point strategies. The 2022 IMA contains revised term and termination rights, withdrawal rights, incentive fees, management fees, investment guidelines and advisory fees.
For the investment management services provided in respect of the TPOC Portfolio, the Company will pay Third Point LLC, from the assets of each sub-account, an annual incentive fee equal to 15% of outperformance over a specified benchmark. The Company will also pay Third Point LLC a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the TPOC Portfolio, net of any expenses, and a fixed advisory fee for the advisory services equal to 1/4 of $1,500,000 per quarter.
Under the 2022 IMA, the Company may withdraw any amount from the TPOC Portfolio as of any month-end up to (i) the full balance of any sub-account established in respect of any capital contribution not in respect of TP Enhanced Withdrawn Amounts and (ii) any net profits in respect of any other sub-account. The Company may withdraw the TPOC Portfolio in full on March 31, 2026, and each successive anniversary of such date. The Company will have the right to withdraw funds monthly from the TPOC Portfolio upon the occurrence of certain events specified in the 2022 IMA, including, within 120 days following the occurrence of a Cause Event (as defined in the 2022 LPA), to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes, underperformance of the TPOC Portfolio relative to investment funds managed by third-party managers and pursuing the same or substantially similar investment strategy as the TPOC Portfolio (i.e., which measure performance relative to the benchmark) for two or more consecutive calendar years or a

Key Person Event (as defined in the 2022 LPA), subject to certain limitations on such withdrawals as specified in the 2022 IMA. The Company is also entitled to withdraw funds from the TPOC Portfolio in order to satisfy its risk management guidelines, upon prior written notice to Third Point LLC, in an amount not to exceed the Risk Management Withdrawable Amount (as defined in the 2022 LPA).
Dividend
On February 15, 2022, the Board of Directors of SiriusPoint Ltd. approved a quarterly cash dividend of $0.50 per share on its 8.00% Resettable Fixed Rate Preference Shares, Series B, $0.10 par value, $25.00 liquidation preference per share payable on February 28, 2022 to Series B shareholders of record as of February 25, 2022.

SIRIUSPOINT LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
As of December 31, 2021
(expressed in millions of U.S. dollars)

	Cost or amortized cost	Fair value	Balance sheet value
Assets
Asset-backed securities	$512.6	$513.1	$513.1
Residential mortgage-backed securities	306.5	301.9	301.9
Commercial mortgage-backed securities	148.4	147.3	147.3
Corporate debt securities	605.5	602.6	602.6
U.S. government and government agency	388.1	385.4	385.4
Non-U.S. government and government agency	135.4	132.3	132.3
U.S. states, municipalities and political subdivision	0.2	0.2	0.2
Preferred stocks	2.6	2.8	2.8
Total debt securities	2,099.3	2,085.6	2,085.6
Total short-term investments	1,076.0	1,075.8	1,075.8
Total equity securities	4.5	2.8	2.8
Total other long-term investments	180.7	197.9	197.9
Total investments in securities	$3,360.5	$3,362.1	$3,362.1

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Balance Sheets
As of December 31, 2021 and 2020
(expressed in millions of U.S. dollars)

	December 31, 2021	December 31, 2020
Assets
Total investments	$13.0	$4.0
Cash and cash equivalents	7.9	0.2
Investment in subsidiaries	3,405.6	1,459.9
Amounts due from affiliates	—	96.6
Other assets	12.7	4.9
Total assets	$3,439.2	$1,565.6
Liabilities
Accounts payable, accrued expenses and other liabilities	$17.4	$1.7
Amounts due to affiliates	13.6	—
Liability-classified capital instruments	87.8	—
Debt	816.7	—
Total liabilities	935.5	1.7
Shareholders’ equity
Series B preference shares	200.0	—
Common shares	16.2	9.6
Additional paid-in capital	1,622.7	933.9
Retained earnings	665.0	620.4
Accumulated other comprehensive loss	(0.2)	—
Shareholders’ equity attributable to SiriusPoint common shareholders	2,503.7	1,563.9
Total liabilities and shareholders’ equity	$3,439.2	$1,565.6
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Income
For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Revenues
Total realized and unrealized investment gains and net investment income	$1.3	$—	$—
Other revenues	100.2	—	—
Equity in earnings of subsidiaries	90.1	169.9	216.9
Total revenues	191.6	169.9	216.9
Expenses
Net corporate and other expenses	109.5	26.4	16.3
Interest expense	34.0	—	—
Foreign exchange gains	(18.2)	—	—
Total expenses	125.3	26.4	16.3
Income before income tax expense	66.3	143.5	200.6
Income tax expense	(8.2)	—	—
Net income available to SiriusPoint	58.1	143.5	200.6
Dividends on Series B preference shares	(13.5)	—	—
Net income available to SiriusPoint common shareholders	$44.6	$143.5	$200.6
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Income
For the year ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Comprehensive income
Net income available to SiriusPoint	$58.1	$143.5	$200.6
Other comprehensive loss
Change in foreign currency translation, net of tax	(0.2)	—	—
Comprehensive income available to SiriusPoint	$57.9	$143.5	$200.6
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Cash Flow
For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Operating activities
Net income available to SiriusPoint	$58.1	$143.5	$200.6
Adjustments to reconcile net income available to SiriusPoint to net cash provided by operating activities:
Equity in earnings of subsidiaries	(90.1)	(169.9)	(216.9)
Dividend received by parent	74.0	135.2	24.2
Share compensation expense	11.7	0.7	2.7
Net realized and unrealized gain on investments and derivatives	(1.3)	—	—
Amortization of premium and accretion of discount, net	(0.7)	—	—
Other revenues	(100.1)	—	—
Other items, net	(25.4)	—	—
Changes in assets and liabilities:
Other assets	0.8	(4.2)	0.9
Accounts payable, accrued expenses and other liabilities	15.8	(2.4)	3.5
Amounts due from (to) affiliates	86.1	(102.3)	2.2
Net cash provided by operating activities	28.9	0.6	17.2
Investing activities
Purchases of investments	(11.8)	—	(4.0)
Proceeds from sales and maturities of investments	4.1	—	—
Acquisition of Sirius Group	(51.6)	—	—
Contributed capital to subsidiaries	—	—	(15.0)
Net cash used in investing activities	(59.3)	—	(19.0)
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	50.8	—	1.9
Taxes paid on withholding shares	(0.5)	(0.4)	(0.1)
Cash dividends paid to preference shareholders	(12.2)	—	—
Net cash provided by (used in) financing activities	38.1	(0.4)	1.8
Net increase in cash, cash equivalents and restricted cash	7.7	0.2	—
Cash, cash equivalents and restricted cash at beginning of year	0.2	—	—
Cash, cash equivalents and restricted cash at end of year	$7.9	$0.2	$—
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2021, 2020 and 2019
(expressed in millions of U.S. dollars)

	As of and for the year ended December 31, 2021
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Total realized and unrealized investment gains and net investment income	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$147.5	$3,435.7	$687.5	$1,210.9	$0.3	$999.6	$302.7	$105.5	$1,124.9
Insurance & Services	71.2	511.1	498.4	522.8	(4.8)	320.6	149.7	29.2	652.8
Corporate & Eliminations(1)	0.1	894.6	12.5	(16.7)	317.0	6.3	(64.6)	24.1	(43.5)
	$218.8	$4,841.4	$1,198.4	$1,717.0	$312.5	$1,326.5	$387.8	$158.8	$1,734.2

	As of and for the year ended December 31, 2020
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Total realized and unrealized investment gains and net investment income	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$69.5	$1,084.1	$261.9	$575.6	$—	$459.5	$160.4	$24.0	$497.3
Insurance & Services	(0.9)	6.3	19.5	7.1	—	5.9	1.4	0.2	16.0
Corporate & Eliminations(1)	—	219.7	3.4	28.1	278.9	(0.1)	25.3	5.9	28.9
	$68.6	$1,310.1	$284.8	$610.8	$278.9	$465.3	$187.1	$30.1	$542.2

	As of and for the year ended December 31, 2019
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Total realized and unrealized investment gains and net investment income	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$91.9	$872.2	$331.9	$606.8	$—	$404.3	$204.2	$24.9	$563.9
Insurance & Services	0.3	3.0	1.7	4.7	—	3.9	0.4	0.2	5.5
Corporate & Eliminations(1)	—	236.5	2.6	88.6	282.5	(4.7)	91.0	9.1	87.6
	$92.2	$1,111.7	$336.2	$700.1	$282.5	$403.5	$295.6	$34.2	$657.0
(1)Corporate & Eliminations includes the results of all runoff business and non-underwriting income and expenses.

SIRIUSPOINT LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2021, 2020 and 2019
(expressed in millions of U.S. dollars)

	Direct gross premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2021	$718.0	$502.3	$1,518.5	$1,734.2	87.6%
Year ended December 31, 2020	$19.0	$46.3	$569.5	$542.2	105.0%
Year ended December 31, 2019	$—	$11.4	$668.4	$657.0	101.7%

SIRIUSPOINT LTD.
Schedule VI - Supplementary Information for Property-Casualty Insurance Operations
As at and for the years ended December 31, 2021, 2020 and 2019
(expressed in millions of U.S. dollars)

	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium reserves	Net premiums earned	Total realized and unrealized investment gains and net investment income	Loss and loss expenses incurred related to current year	Loss and loss expenses incurred related to prior year	Acquisition costs, net	Net paid losses and loss expenses	Net premiums written
2021	$218.8	$4,841.4	$1,198.4	$1,717.0	$312.5	$1,369.1	$(42.6)	$387.8	$1,450.1	$1,734.2
2020	68.6	1,310.1	284.8	610.8	278.9	431.5	33.8	187.1	283.1	542.2
2019	$92.2	$1,111.7	$336.2	$700.1	$282.5	$490.0	$(86.5)	$295.6	$252.0	$657.0