Form 10-Q
period 2022-03-31
SiriusPoint Ltd
filed 2022-05-04
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of May 2, 2022, the registrant had 162,197,771 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2022 and December 31, 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	March 31, 2022	December 31, 2021
Assets
Investments in related party investment funds, at fair value (cost - $341.9; 2021 - $441.9)	$678.6	$909.6
Debt securities, trading, at fair value (cost - $2,696.5; 2021 - $2,099.3)	2,622.8	2,085.6
Short-term investments, at fair value (cost - $991.2; 2021 - $1,076.0)	989.0	1,075.8
Equity securities, trading, at fair value (cost - $1.8; 2021 - $4.5)	2.7	2.8
Other long-term investments, at fair value (cost - $458.2; 2021 - $443.0) (includes related party investments at fair value of $240.1 (2021 - $258.2))	438.2	456.1
Total investments	4,731.3	4,529.9
Cash and cash equivalents	826.1	999.8
Restricted cash and cash equivalents	972.8	948.6
Redemption receivable from related party investment fund	—	250.0
Due from brokers	70.1	15.9
Interest and dividends receivable	10.7	8.3
Insurance and reinsurance balances receivable, net	1,936.8	1,708.2
Deferred acquisition costs and value of business acquired, net	271.0	218.8
Unearned premiums ceded	365.7	242.8
Loss and loss adjustment expenses recoverable, net	1,278.6	1,215.3
Deferred tax asset	180.6	182.0
Intangible assets	170.0	171.9
Other assets	102.6	126.8
Total assets	$10,916.3	$10,618.3
Liabilities
Loss and loss adjustment expense reserves	$4,936.0	$4,841.4
Unearned premium reserves	1,504.9	1,198.4
Reinsurance balances payable	773.5	688.3
Deposit liabilities	147.2	150.7
Securities sold, not yet purchased, at fair value	64.0	—
Due to brokers	32.1	6.5
Accounts payable, accrued expenses and other liabilities	188.7	229.8
Deferred tax liability	98.0	95.4
Liability-classified capital instruments	76.0	87.8
Debt	808.4	816.7
Total liabilities	8,628.8	8,115.0
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 161,941,552; 2021 - 161,929,777)	16.2	16.2
Additional paid-in capital	1,623.4	1,622.7
Retained earnings	448.0	665.0
Accumulated other comprehensive income (loss)	0.6	(0.2)
Shareholders’ equity attributable to SiriusPoint shareholders	2,288.2	2,503.7
Noncontrolling interests	(0.7)	(0.4)
Total shareholders’ equity	2,287.5	2,503.3
Total liabilities, noncontrolling interests and shareholders’ equity	$10,916.3	$10,618.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2022 and 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	2022	2021
Revenues
Net premiums earned	$529.3	$245.2
Net realized and unrealized investment gains (losses)	(81.9)	31.5
Net realized and unrealized investment gains (losses) from related party investment funds	(131.0)	153.2
Other net investment income	7.8	1.8
Total realized and unrealized investment gains (losses) and net investment income (loss)	(205.1)	186.5
Other revenues	37.2	56.9
Total revenues	361.4	488.6
Expenses
Loss and loss adjustment expenses incurred, net	340.1	146.9
Acquisition costs, net	108.5	69.0
Other underwriting expenses	47.2	20.8
Net corporate and other expenses	77.4	78.9
Intangible asset amortization	1.9	0.8
Interest expense	9.3	4.9
Foreign exchange gains	(19.4)	(12.4)
Total expenses	565.0	308.9
Income (loss) before income tax expense	(203.6)	179.7
Income tax expense	(9.7)	(9.8)
Net income (loss)	(213.3)	169.9
Net loss attributable to noncontrolling interests	0.3	—
Net income (loss) available to SiriusPoint	(213.0)	169.9
Dividends on Series B preference shares	(4.0)	(1.5)
Net income (loss) available to SiriusPoint common shareholders	$(217.0)	$168.4
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(1.36)	$1.37
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(1.36)	$1.35
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	159,867,593	116,760,760
Diluted	159,867,593	118,146,341

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2022 and 2021
(expressed in millions of U.S. dollars)

	2022	2021
Comprehensive income (loss)
Net income (loss)	$(213.3)	$169.9
Other comprehensive income
Change in foreign currency translation, net of tax	0.8	0.4
Total other comprehensive income	0.8	0.4
Comprehensive income (loss)	(212.5)	170.3
Net loss attributable to noncontrolling interests	0.3	—
Comprehensive income (loss) available to SiriusPoint	$(212.2)	$170.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2022 and 2021
(expressed in millions of U.S. dollars)

	2022	2021
Series B preference shares
Balance, beginning of period	$200.0	$—
Issuance of preference shares, net	—	200.0
Balance, end of period	200.0	200.0
Common shares
Balance, beginning of period	16.2	9.6
Issuance of common shares, net	0.1	0.2
Issuance of common shares for Sirius Group acquisition	—	5.8
Issuance of common shares to related party	—	0.6
Common shares repurchased and retired	(0.1)	—
Balance, end of period	16.2	16.2
Additional paid-in capital
Balance, beginning of period	1,622.7	933.9
Issuance of common shares, net	—	0.6
Acquisition of Sirius Group	—	589.7
Issuance of common shares to related party	—	48.0
Share compensation	5.3	29.9
Common shares repurchased and retired	(4.6)	—
Balance, end of period	1,623.4	1,602.1
Retained earnings
Balance, beginning of period	665.0	620.4
Net income (loss)	(213.3)	169.9
Net loss attributable to noncontrolling interests	0.3	—
Dividends on preference shares	(4.0)	(1.5)
Balance, end of period	448.0	788.8
Accumulated other comprehensive loss
Accumulated net foreign currency translation
Balance, beginning of period	(0.2)	—
Net change in foreign currency translation	0.8	0.4
Balance, end of period	0.6	0.4
Shareholders’ equity attributable to SiriusPoint shareholders	2,288.2	2,607.5
Noncontrolling interests	(0.7)	1.8
Total shareholders’ equity	$2,287.5	$2,609.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2022 and 2021
(expressed in millions of U.S. dollars)

	2022	2021
Operating activities
Net income (loss)	$(213.3)	$169.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share compensation	11.1	2.3
Net interest expense on deposit liabilities	0.8	0.8
Net realized and unrealized (gain) loss on investments and derivatives	72.8	(31.8)
Net realized and unrealized (gain) loss on investment in related party investment funds	131.0	(153.2)
Other revenues	(11.8)	(46.1)
Amortization of premium and accretion of discount, net	8.5	2.0
Amortization of intangible assets	1.9	0.8
Depreciation and other amortization	1.3	1.5
Other items, net	(5.9)	(12.4)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(227.6)	29.0
Deferred acquisition costs and value of business acquired, net	(52.2)	(2.3)
Unearned premiums ceded	(122.9)	(38.2)
Loss and loss adjustment expenses recoverable, net	(63.3)	(17.5)
Deferred tax asset/liability	4.0	5.0
Other assets	22.9	20.1
Interest and dividends receivable	(2.4)	(1.4)
Loss and loss adjustment expense reserves	94.6	19.1
Unearned premium reserves	306.5	60.0
Reinsurance balances payable	85.2	62.7
Accounts payable, accrued expenses and other liabilities	(41.1)	(119.1)
Net cash provided by (used in) operating activities	0.1	(48.8)
Investing activities
Proceeds from redemptions from related party investment funds	350.0	—
Purchases of investments	(1,435.3)	(316.3)
Proceeds from sales and maturities of investments	919.7	233.3
Purchases of investments to cover short sales	(6.9)	(11.8)
Proceeds from short sales of investments	72.7	11.2
Change in due to/from brokers, net	(28.6)	75.7
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	—	631.9
Net cash provided by (used in) investing activities	(128.4)	624.0
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	—	57.8
Taxes paid on withholding shares	(5.7)	(0.3)
Purchases of SiriusPoint common shares under share repurchase program	(4.7)	—
Cash dividends paid to preference shareholders	(4.0)	—
Net payments on deposit liability contracts	(6.8)	(3.0)
Change in total noncontrolling interests, net	—	0.1
Net cash provided by (used in) financing activities	(21.2)	54.6
Net increase (decrease) in cash, cash equivalents and restricted cash	(149.5)	629.8
Cash, cash equivalents and restricted cash at beginning of period	1,948.4	1,713.9
Cash, cash equivalents and restricted cash at end of period	$1,798.9	$2,343.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SiriusPoint Ltd.
Notes to the Consolidated Financial Statements (UNAUDITED)
(Expressed in U.S. Dollars)
1. Organization
SiriusPoint Ltd. (together with its consolidated subsidiaries, “SiriusPoint” or the “Company”) was incorporated under the laws of Bermuda on October 6, 2011. Through its subsidiaries, the Company is a provider of global multi-line reinsurance and insurance products and services.
On February 26, 2021, the Company completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”) and changed its name from Third Point Reinsurance Ltd. to SiriusPoint Ltd. The results of operations and cash flows of Sirius Group are included from the acquisition date of February 26, 2021 forward. All references to SiriusPoint throughout this Quarterly Report on Form 10-Q (“Form 10-Q”) for periods prior to the acquisition date refer to legacy Third Point Reinsurance Ltd., unless otherwise indicated. See Note 3 for additional information.
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
In the fourth quarter of 2021, the Company began classifying its business into two operating segments: Reinsurance and Insurance & Services. The change in reportable segments had no impact on the Company’s historical consolidated financial position, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation. See Note 4 for additional information.
The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2021 Form 10-K.
Recently issued accounting standards
Issued but not yet effective as of March 31, 2022
Accounting pronouncements issued during the three months ended March 31, 2022 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
Reclassifications and Revision
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.
Revision
In the fourth quarter of 2021, the Company identified an understatement of the bargain purchase gain recorded in the first quarter of 2021 related to the acquisition of Sirius Group which understated income before income tax expense and net income available to SiriusPoint common shareholders by $37.5 million. Amounts for the three months ended March 31, 2021 were revised to correct for the previously reported understatement of income. This revision had no impact on the previously reported total shareholders’ equity attributable to SiriusPoint shareholders.
Management assessed the materiality of the misstatement on the impacted 2021 interim financial statements in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, as codified in ASC 250-10, Accounting Changes and Error Corrections. Management determined that the misstatement was not material to the financial statements of the first quarter in 2021.
3. Acquisition of Sirius Group
Overview
On February 26, 2021, the Company completed its acquisition of Sirius Group for total aggregate consideration valued at $1,079.8 million. The aggregate consideration for the transaction included the issuance of 58,331,196 SiriusPoint common shares valued at $595.6 million, $100.4 million of cash, the issuance of preference shares, warrants, and other contingent value components valued at $338.3 million, and other transaction-related services valued at $45.5 million.
We recognized a bargain purchase gain of $50.4 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The gain from bargain purchase is included in other revenues in the consolidated statements of income. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base. Refer to the 2021 Form 10-K for additional information on this acquisition.
Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares, par value $0.10 per share (“Series A Preference Shares”), with respect to the consideration price of the Sirius Group acquisition. The Company issued 11,720,987 Series A Preference Shares. The Series A Preference Shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Each Series A Preference Share has voting power equal to the number of Company shares into which it is convertible, and the Series A Preference Shares and Company shares shall vote together as a single class with respect to any and all matters.
During the three months ended March 31, 2022, the Company did not declare or pay dividends to holders of Series A Preference Shares.
Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares will be subject to a conversion ratio calculation, which will be based on ultimate COVID-19 losses along with other measurement criteria, to convert to the Company’s common shares.
Series A Preference Shares are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended March 31, 2022, the Company recorded a gain of $6.6 million from the change in fair value of the Series A Preference Shares. As of March 31, 2022, the fair value of the Series A Preference Shares is $13.8 million.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger warrants”). As of March 31, 2022, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended March 31, 2022, the Company recorded a gain of $4.8 million from the change in fair value of the Merger warrants. As of March 31, 2022, the estimated fair value of the Merger warrants is $27.7 million.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private warrants”) by Sirius Group to certain counterparties.

The Private warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended March 31, 2022, the Company recorded a gain of $2.6 million from the change in fair value of the Private warrants. As of March 31, 2022, the estimated fair value of the Private warrants is $0.6 million.
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
The Sirius Group Public Warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended March 31, 2022, the Company recorded a gain of $1.1 million from the change in fair value of the Sirius Group Public Warrants. As of March 31, 2022, the estimated fair value of the Sirius Group Public Warrants is $nil.
Upside Rights
On February 26, 2021, the Company issued Upside Rights with respect to the consideration price of the Sirius Group acquisition. The Upside Rights expired without any value on February 26, 2022.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement with respect to the consideration price of the Sirius Group acquisition. The contingent value rights (“CVRs”) are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended March 31, 2022, the Company recorded a loss of $3.3 million from the change in fair value of the CVRs. As of March 31, 2022, the fair value of the CVRs is $33.9 million. The CVRs became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021.
Financial results
The following table summarizes the results of Sirius Group since February 26, 2021 that have been included in the Company's consolidated statements of income:

For the period from February 26, 2021 to March 31, 2021
Total revenues	$146.2
Net income	$23.3
Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the three months ended March 31, 2021 and assumes the acquisition of Sirius Group occurred on January 1, 2021. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2021 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as such costs cannot be determined at this time.

Three months ended March 31, 2021
Total revenues	$664.7
Net income (loss)	$165.8

Among other adjustments, and in addition to the fair value adjustments and recognition of identifiable intangible assets noted above, other material nonrecurring pro forma adjustments directly attributable to the acquisition of Sirius Group principally included certain adjustments to recognize transaction-related costs, align reserving approach, amortize fair value adjustments, amortize identifiable indefinite lived intangible assets and recognize related tax impacts.
4. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments: Reinsurance and Insurance & Services. The Company’s segments each have managers who are responsible for the overall profitability of their respective segments and who are directly accountable to the Company’s chief operating decision maker, the Chief Executive Officer ("CEO") and Chairman of the Company. The CEO assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Segment income (loss). The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
Reinsurance
The Company is a leading global (re)insurer, which offers both treaty and facultative reinsurance worldwide through its network of local branches. The Company participates in the broker market for reinsurance treaties written in the United States and Bermuda primarily on a proportional and excess of loss basis. For the Company’s international business, the book consists of treaty, written on both a proportional and excess of loss basis, facultative, and primary business, primarily in Europe, Asia and Latin America.
The Reinsurance segment provides coverage in the following product lines:
Aviation & Space – Aviation covers loss of or damage to an aircraft and the aircraft operations' liability to passengers, cargo and hull as well as to third parties, and Space covers damage to a satellite during launch and in orbit.
Casualty – covers a cross section of all casualty lines, including general liability, umbrella, auto, workers’ compensation, professional liability, and other specialty classes.
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
Insurance & Services
The Company provides insurance products to individuals and corporations directly, through agents/brokers or through delegated underwriting agreements with managing general agents (“MGAs”). The Company seeks to work with MGAs that have strong underwriting expertise, deep understanding of the customer/product niches and/or technology-driven approaches, and a sustainable competitive moat.
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including fronting services, risk capital and equity and debt financing. Furthermore, the Company offers expertise in underwriting, pricing and product development to businesses it partners with. The Company has a stringent screening process to identify and approve partner companies which includes alignment of interests, disciplined management and strong oversight, which are believed to be critical for success. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties.

The Company makes both controlling and non-controlling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”); the non-controlling investments are reflected at fair value.
The Insurance & Services segment provides coverage in the following product lines:
Accident and Health (“A&H”) – consists of accident and health coverage, and MGA units (which include ArmadaCorp Capital, LLC (“Armada”) and International Medical Group, Inc. (“IMG”)). Armada’s products are offered in the United States while IMG offers accident, health and travel products on a worldwide basis.
Environmental – consists of an environmental insurance book in the U.S. comprised of 4 core products that revolve around pollution coverage, which are premises pollution liability, contractor's pollution/pollution liability and professional liability.
Workers’ Compensation – consists of state-mandated insurance coverage that provides medical, disability, survivor, burial, and rehabilitation benefits to employees who are injured or killed due to a work-related injury or illness.
Other – consists of a cross section of property and casualty lines, including but not limited to property, general liability, excess liability, commercial auto, professional liability, directors and officers, cyber and other specialty classes.
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned. Net services income (loss) consists of services revenues (fee for service revenues), services expenses, services non-controlling (income) loss and net investment gains (losses) from Strategic Investments. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income (loss). These items are reconciled to the consolidated presentation in the segment measure reclass column below and include net investment gains (losses) from Strategic Investments where Insurance & Services holds private equity investments. Also included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
Segment results are shown prior to corporate eliminations. Corporate eliminations are included in the elimination column below as necessary to reconcile to underwriting income (loss), net services income (loss), and segment income (loss) to the consolidated statements of income (loss).
Corporate includes the results of all runoff business, which represent certain classes of business that the Company no longer actively underwrites, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. In addition, revenue and expenses managed at the corporate level, including realized gains and losses (excluding net investment gains (losses) from Strategic Investments, which are allocated to the segment results), net realized and unrealized investment gains (losses) from related party investment funds, other investment income, non-services-related other revenues, non-services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$524.2	$483.5	$1,007.7	$—	$2.0	$—	$1,009.7
Net premiums written	374.9	337.5	712.4	—	1.5	—	713.9
Net premiums earned	307.6	212.8	520.4	—	8.9	—	529.3
Loss and loss adjustment expenses incurred, net	194.5	134.0	328.5	(1.2)	12.8	—	340.1
Acquisition costs, net	79.9	53.5	133.4	(25.6)	0.7	—	108.5
Other underwriting expenses	30.1	15.7	45.8	—	1.4	—	47.2
Underwriting income (loss)	3.1	9.6	12.7	26.8	(6.0)	—	33.5
Services revenue	—	56.8	56.8	(30.8)	—	(26.0)	—
Services expenses	—	43.3	43.3	—	—	(43.3)	—
Net services fee income	—	13.5	13.5	(30.8)	—	17.3	—
Services noncontrolling loss	—	0.8	0.8	—	—	(0.8)	—
Net investment losses from Strategic Investments	—	(0.3)	(0.3)	—	—	0.3	—
Net services income	—	14.0	14.0	(30.8)	—	16.8	—
Segment income (loss)	3.1	23.6	26.7	(4.0)	(6.0)	16.8	33.5
Net realized and unrealized investment losses					(81.6)	(0.3)	(81.9)
Net realized and unrealized investment losses from related party investment funds					(131.0)	—	(131.0)
Other net investment income					7.8	—	7.8
Other revenues					11.2	26.0	37.2
Net corporate and other expenses					(34.1)	(43.3)	(77.4)
Intangible asset amortization					(1.9)	—	(1.9)
Interest expense					(9.3)	—	(9.3)
Foreign exchange gains					19.4	—	19.4
Income (loss) before income tax expense	$3.1	$23.6	26.7	(4.0)	(225.5)	(0.8)	(203.6)
Income tax expense			—	—	(9.7)	—	(9.7)
Net income (loss)			26.7	(4.0)	(235.2)	(0.8)	(213.3)
Net loss attributable to noncontrolling interest			—	—	(0.5)	0.8	0.3
Net income (loss) available to SiriusPoint			$26.7	$(4.0)	$(235.7)	$—	$(213.0)

Underwriting Ratios: (1)
Loss ratio	63.2%	63.0%	63.1%				64.3%
Acquisition cost ratio	26.0%	25.1%	25.6%				20.5%
Other underwriting expenses ratio	9.8%	7.4%	8.8%				8.9%
Combined ratio	99.0%	95.5%	97.5%				93.7%
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

	Three months ended March 31, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$158.7	$190.9	$349.6	$—	$6.2	$—	$355.8
Net premiums written	161.5	139.6	301.1	—	(1.6)	—	299.5
Net premiums earned	199.8	42.7	242.5	—	2.7	—	245.2
Loss and loss adjustment expenses incurred, net	108.2	28.6	136.8	(0.2)	10.3	—	146.9
Acquisition costs, net	58.9	14.2	73.1	(5.7)	1.6	—	69.0
Other underwriting expenses	16.1	1.3	17.4	—	3.4	—	20.8
Underwriting income (loss)	16.6	(1.4)	15.2	5.9	(12.6)	—	8.5
Services revenue	—	18.2	18.2	(7.4)	—	(10.8)	—
Services expenses	—	10.6	10.6	—	—	(10.6)	—
Net services fee income	—	7.6	7.6	(7.4)	—	(0.2)	—
Net investment gains (losses) from Strategic Investments	(0.1)	35.2	35.1	—	—	(35.1)	—
Net services income (loss)	(0.1)	42.8	42.7	(7.4)	—	(35.3)	—
Segment income (loss)	16.5	41.4	57.9	(1.5)	(12.6)	(35.3)	8.5
Net realized and unrealized investment gains (losses)					(3.6)	35.1	31.5
Net realized and unrealized investment gains from related party investment funds					153.2	—	153.2
Other net investment income					1.8	—	1.8
Other revenues					46.1	10.8	56.9
Net corporate and other expenses					(68.3)	(10.6)	(78.9)
Intangible asset amortization					(0.8)	—	(0.8)
Interest expense					(4.9)	—	(4.9)
Foreign exchange gains					12.4	—	12.4
Income before income tax expense	$16.5	$41.4	57.9	(1.5)	123.3	—	179.7
Income tax expense			—	—	(9.8)	—	(9.8)
Net income available to SiriusPoint			$57.9	$(1.5)	$113.5	$—	$169.9

Underwriting Ratios: (1)
Loss ratio	54.2%	67.0%	56.4%				59.9%
Acquisition cost ratio	29.5%	33.3%	30.1%				28.1%
Other underwriting expenses ratio	8.1%	3.0%	7.2%				8.5%
Combined ratio	91.8%	103.3%	93.7%				96.5%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$826.1	$999.8
Restricted cash securing letter of credit facilities (1)	580.9	500.2
Restricted cash securing reinsurance contracts (2)	371.9	431.8
Restricted cash held by managing general underwriters	20.0	16.6
Total cash, cash equivalents and restricted cash (3)	1,798.9	1,948.4
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	1,584.7	1,107.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,383.6	$3,055.4
(1)Restricted cash and restricted investments securing letter of credit facilities primarily pertains to letters of credit that have been issued to the Company’s clients in support of our obligations under reinsurance contracts. The Company will not be released from the obligation to provide these letters of credit until the reserves underlying the reinsurance contracts have been settled. The time period for which the Company expects each letter of credit to be in place varies from contract to contract, but can last several years.
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
6. Fair value measurements
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$718.1	$—	$718.1
Residential mortgage-backed securities	—	393.0	—	393.0
Commercial mortgage-backed securities	—	132.7	—	132.7
Corporate debt securities	—	752.3	—	752.3
U.S. government and government agency	476.9	12.2	—	489.1
Non-U.S. government and government agency	20.9	113.4	—	134.3
Preferred stocks	—	—	3.3	3.3
Total debt securities	497.8	2,121.7	3.3	2,622.8
Fixed income mutual funds	2.5	—	—	2.5
Common stocks	0.2	—	—	0.2
Total equity securities	2.7	—	—	2.7
Short-term investments	986.4	2.6	—	989.0
Other long-term investments	—	—	315.2	315.2
Derivative assets	—	—	(0.6)	(0.6)
	$1,486.9	$2,124.3	$317.9	3,929.1
Investments in funds valued at NAV				801.6
Total assets				$4,730.7
Liabilities
Total securities sold, not yet purchased	$64.0	$—	$—	$64.0
Liability-classified capital instruments	—	33.9	42.1	76.0
Derivative liabilities	—	—	2.9	2.9
Total liabilities	$64.0	$33.9	$45.0	$142.9

	December 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$513.1	$—	$513.1
Residential mortgage-backed securities	—	301.9	—	301.9
Commercial mortgage-backed securities	—	147.3	—	147.3
Corporate debt securities	—	602.6	—	602.6
U.S. Government and government agency	360.9	24.5	—	385.4
Non-U.S. government and government agency	17.8	114.5	—	132.3
U.S. States, municipalities, and political subdivision	—	0.2	—	0.2
Preferred stocks	—	—	2.8	2.8
Total debt securities	378.7	1,704.1	2.8	2,085.6
Fixed income mutual funds	2.1	—	—	2.1
Common stocks	0.7	—	—	0.7
Total equity securities	2.8	—	—	2.8
Short-term investments	1,073.2	2.6	—	1,075.8
Other long-term investments	—	—	336.9	336.9
Derivative assets	0.2	—	0.4	0.6
	$1,454.9	$1,706.7	$340.1	3,501.7
Investments in funds valued at NAV				1,028.8
Total assets				$4,530.5
Liabilities
Liability-classified capital instruments	$—	$30.6	$57.2	$87.8
Derivative liabilities	—	—	3.2	3.2
Total liabilities	$—	$30.6	$60.4	$91.0
During the three months ended March 31, 2022, the Company made $nil (December 31, 2021 - $nil) of reclassifications of assets or liabilities between Levels 2 and 3.
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
For Strategic Investments carried at fair value, management either engages a third-party valuation specialist to assist in determination of the fair value based on commonly accepted valuation methods (i.e., income approach, market approach) as of the valuation date or performs valuation internally. In addition, investors fair value analyses prepared by third party valuation specialists working with Strategic Investment operating management are referenced where available.
See Note 10 for additional information on the fair values of derivative financial instruments used for both risk management and investment purposes.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2022 and 2021:

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	March 31, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$—	$0.5	$3.3
Other long-term investments	336.9	(40.6)	34.2	—	(10.0)	(5.2)	315.3
Derivative assets	0.4	—	—	—	(1.7)	(1.1)	(2.4)
Total assets	$340.1	$(40.6)	$34.2	$—	$(11.7)	$(5.8)	$316.2
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$—	$15.1	$(42.1)
Derivative liabilities	(3.2)	—	(1.9)	—	—	0.3	(4.8)
Total liabilities	$(60.4)	$—	$(1.9)	$—	$—	$15.4	$(46.9)

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	March 31, 2021
Assets
Preferred stocks	$—	$—	$—	$2.8	$—	$—	$2.8
Other long-term investments	4.0	—	13.6	259.0	—	—	276.6
Derivative assets	1.2	—	—	0.3	(1.0)	35.6	36.1
Loan participations	—	—	—	32.8	—	1.7	34.5
Total assets	$5.2	$—	$13.6	$294.9	$(1.0)	$37.3	$350.0
Liabilities
Liability-classified capital instruments	$—	$—	$(135.0)	$—	$—	$—	$(135.0)
Contingent consideration	—	—	—	(0.7)	—	(0.8)	(1.5)
Derivative liabilities	(1.0)	—	—	(2.0)	—	(0.5)	(3.5)
Total liabilities	$(1.0)	$—	$(135.0)	$(2.7)	$—	$(1.3)	$(140.0)

(1)Includes amounts acquired as a result of the Sirius Group acquisition.
(2)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total realized and unrealized investment gains (losses) and net investment income (loss) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income (loss).
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
Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at March 31, 2022 and December 31, 2021, due to their respective short maturities.

The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2022 and December 31, 2021. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$293.6	$288.3	$302.3	$296.3
2016 Senior Notes	391.4	405.7	412.8	406.0
2015 Senior Notes	114.9	114.5	120.5	114.4
Series B preference shares	$210.2	$200.0	$220.9	$200.0
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
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$723.6	$0.7	$(6.2)	$—	$718.1
Residential mortgage-backed securities	413.9	—	(20.9)	—	393.0
Commercial mortgage-backed securities	139.6	0.2	(7.1)	—	132.7
Corporate debt securities	774.7	1.1	(24.1)	0.6	752.3
U.S. government and government agency (1)	503.2	—	(14.1)	—	489.1
Non-U.S. government and government agency	138.9	—	(4.6)	—	134.3
Preferred stocks	2.6	0.7	—	—	3.3
Total debt securities	$2,696.5	$2.7	$(77.0)	$0.6	$2,622.8
(1)The Company had $64.0 million of short positions in long duration U.S. Treasuries as of March 31, 2022. These amounts are included in securities sold, not yet purchased, at fair value, in the consolidated balance sheets.

	December 31, 2021
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
(1)The Company had $nil of short positions in long duration U.S. Treasuries as of December 31, 2021. These amounts are included in securities sold, not yet purchased, at fair value, in the consolidated balance sheets.

The weighted average duration of the Company's debt securities as of March 31, 2022 was approximately 1.8 years, including short-term investments, and approximately 2.4 years excluding short-term investments (December 31, 2021 - 1.6 years and 2.3 years, respectively).
The following table provides the cost or amortized cost and fair value of the Company's debt securities as of March 31, 2022 and December 31, 2021 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$174.2	$172.7	$145.6	$145.1
Due after one year through five years	1,012.1	980.4	870.4	862.4
Due after five years through ten years	153.7	146.5	69.6	68.6
Due after ten years	76.9	76.1	43.6	44.4
Mortgage-backed and asset-backed securities	1,277.0	1,243.8	967.5	962.3
Preferred stocks	2.6	3.3	2.6	2.8
Total debt securities	$2,696.5	$2,622.8	$2,099.3	$2,085.6
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
AAA	$762.9	$696.4
AA	1,073.8	884.1
A	340.4	278.5
BBB	297.9	153.1
Other	147.8	73.5
Total debt securities (1)	$2,622.8	$2,085.6
(1)Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor's ("S&P") and (2) Moody's Investors Service.
As of March 31, 2022, the above totals included $67.3 million of sub-prime securities. Of this total, $39.9 million was rated AAA, $26.6 million rated AA, $0.4 million rated A and $0.4 million unrated. As of December 31, 2021, the above totals included $51.8 million of sub-prime securities. Of this total, $35.1 million was rated AAA, $16.1 million rated AA and $0.6 million rated A.
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$1.8	$0.9	$—	$—	$2.7
Other long-term investments	$458.2	$26.7	$(48.1)	$1.4	$438.2

	December 31, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$4.5	$0.1	$(2.0)	$0.2	$2.8
Other long-term investments	$443.0	$28.9	$(16.8)	$1.0	$456.1

Equity securities at fair value consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Fixed income mutual funds	$2.5	$2.1
Common stocks	0.2	0.7
Total equity securities	$2.7	$2.8
The carrying value of Other long-term investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Hedge funds and private equity funds (1)	$152.4	$195.7
Strategic Investments(2)	245.8	215.3
Limited liability companies and private equity securities (2)	40.0	45.1
Total other long-term investments	$438.2	$456.1
(1)Includes $118.4 million of investments valued at NAV (December 31, 2021 - $115.2 million) and $34.0 million of investments valued at Level 3 (December 31, 2021 - $80.5 million).
(2)As of March 31, 2022, the Company had $10.4 million of unfunded commitments relating to these investments (December 31, 2021 - $13.8 million).
Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$15.3	$—	$19.8	$—
Distressed mortgage credit	12.8	—	24.6	—
Private credit	25.1	—	24.2	—
Other	1.4	—	1.7	—
Total hedge funds	54.6	—	70.3	—
Private equity funds
Energy infrastructure & services	55.2	15.4	48.4	19.0
Multi-sector	8.4	5.1	10.1	5.1
Healthcare	16.0	0.3	31.0	2.2
Life settlement	14.8	—	12.9	—
Manufacturing/Industrial	—	—	19.9	—
Private equity secondaries	0.6	0.4	0.5	0.4
Other	2.8	—	2.6	—
Total private equity funds	97.8	21.2	125.4	26.7
Total hedge and private equity funds included in other long-term investments	$152.4	$21.2	$195.7	$26.7
(1)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund. See “Investments in related party investment funds” below for additional information.
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

The following summarizes the March 31, 2022 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.1	$15.3	$12.9	$—	$28.3
Semi-annual	—	—	0.6	—	—	0.6
Annual	—	—	—	0.6	25.1	25.7
Total	$—	$0.1	$15.9	$13.5	$25.1	$54.6
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. As of March 31, 2022, $40.7 million in distributions were outstanding from these investments.
Investments in private equity and other investment funds may be subject to a lock-up or commitment period during which investors may not request a redemption prior to the expected termination date. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investments. In addition, certain private equity funds provide an option to extend the lock-up or commitment periods at either the sole discretion of the fund manager or upon agreement between the fund and the investors.
As of March 31, 2022, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up or commitment period remaining	$53.0	$27.9	$16.9	$97.8
Investments in related party investment funds
The following table provides the cost and fair value of the Company's investments in related party investment funds as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Cost	Fair value	Cost	Fair value
Third Point Enhanced LP	$316.0	$649.9	$416.0	$878.2
Third Point Venture Offshore Fund I LP	25.9	28.7	25.9	31.4
Investments in related party investment funds, at fair value	$341.9	$678.6	$441.9	$909.6
Investment in Third Point Enhanced LP
On February 23, 2022, the Company entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP (“TP Enhanced Fund”) with Third Point Advisors LLC (“TP GP”) and the other parties thereto (the “2022 LPA”), which amended and restated the Third Amended and Restated Exempted Limited Partnership Agreement dated August 6, 2020 (the “2020 LPA”).
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
The 2020 LPA was amended and restated to, among other things:
•add the right to withdraw the Company’s capital accounts in TP Enhanced Fund as of any month-end in accordance with an agreed withdrawal schedule to be reinvested in a newly established Third Point Optimized Credit portfolio (the “TPOC Portfolio”) or other Third Point strategies (“TPE Withdrawn Amounts”);
•remove restrictions on the Company’s withdrawal rights following a change of control with respect to the Company;

•authorize the Company’s Chief Investment Officer to exercise all decisions under the 2022 LPA, without the need for separate approval from the Investment Committee of the Company’s Board of Directors;
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
Pursuant to the 2022 IMA, Third Point LLC provides discretionary investment management services with respect to a newly established TPOC Portfolio, subject to investment and risk management guidelines, and continues to provide certain non-discretionary investment advisory services to the Company. The Company agreed to contribute to the TPOC Portfolio amounts withdrawn from TP Enhanced Fund on January 31, 2022 that were not invested or committed for investment in other Third Point strategies. The 2022 IMA contains revised term and termination rights, withdrawal rights, incentive fees, management fees, investment guidelines and advisory fees.
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
As of March 31, 2022, the Company had no unfunded commitments related to TP Enhanced Fund.

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
The TP Venture Fund investment strategy, as implemented by Third Point LLC, is to generate attractive risk-adjusted returns through a concentrated portfolio of investments in privately-held companies, primarily in the expansion through late/pre-IPO stage. The TP Venture Fund may also invest in early stage companies. Due to the nature of the fund, withdrawals are not permitted. Distributions prior to the expected termination date of the fund include, but are not limited to, dividends or proceeds arising from the liquidation of the fund's underlying investments.
As of March 31, 2022, the Company had $12.7 million of unfunded commitments related to TP Venture Fund. As of March 31, 2022, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
8. Total realized and unrealized investment gains (losses) and net investment income (loss)
Total realized and unrealized investment gains (losses) and net investment income (loss) for the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
Debt securities	$(59.3)	$(7.8)
Short-term investments	(1.7)	—
Equity securities	(0.1)	0.3
Other long-term investments	(1.0)	49.2
Net realized and unrealized investment gains (losses) from related party investment funds	(131.0)	153.2
Realized and unrealized investment gains (losses) and net investment income (loss) before other investment expenses and investment loss on cash and cash equivalents	(193.1)	194.9
Other investment expenses	(4.2)	(1.0)
Net investment loss on cash and cash equivalents	(7.8)	(7.4)
Total realized and unrealized investment gains (losses) and net investment income (loss)	$(205.1)	$186.5
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
Gross realized gains	$11.2	$19.3
Gross realized losses	(13.8)	(0.4)
Net realized (losses) gains on investments	(2.6)	18.9
Net unrealized gains (losses) on investments	(79.3)	12.6
Net realized and unrealized gains (losses) on investments (1) (2)	$(81.9)	$31.5
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds.
(2)Includes net realized and unrealized gains of $1.6 million from related party investments included in other long-term investments for the three months ended March 31, 2022 (2021 - $44.9 million).

Net realized investment gains (losses)
Net realized investment gains (losses) for the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
Debt securities	$(4.2)	$6.3
Short-term investments	(0.2)	—
Equity securities	(2.3)	0.4
Other long-term investments	0.3	9.9
Net investment income on cash and cash equivalents	3.8	2.3
Net realized investment gains (losses) (1)	$(2.6)	$18.9
(1)Includes realized gains due to foreign currency of $2.8 million for the three months ended March 31, 2022 (2021 - $2.1 million).
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
Debt securities (1)	$(64.1)	$(16.9)
Short-term investments	(2.0)	—
Equity securities	2.1	(0.1)
Other long-term investments	(3.2)	39.3
Net investment loss on cash and cash equivalents	(12.1)	(9.7)
Net unrealized investment gains (losses) (2)	$(79.3)	$12.6
(1)Includes unrealized losses, excluding foreign currency, of $(60.1) million for the three months ended March 31, 2022.
(2)Includes unrealized gains (losses) due to foreign currency of $(9.4) million for the three months ended March 31, 2022 (2021 - $(16.3) million).
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three months ended March 31, 2022 and 2021:

	2022	2021
Debt securities	$0.5	$—
Other long-term investments	(3.9)	35.6
Total unrealized investment gains (losses) – Level 3 investments	$(3.4)	$35.6
9. Investments in unconsolidated entities
The Company’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give the Company the ability to exert significant influence over the investee's operating and financial policies. Such investments may be accounted for under either the equity method (“equity method investments”) or, alternatively, the Company may elect to account for them under the fair value option (“equity method eligible unconsolidated entities”).
The following table presents the components of other long-term investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Equity method eligible unconsolidated entities, using the fair value option (1) (3)	$216.8	$225.3
Equity method investments	26.0	26.7
Other unconsolidated investments, at fair value (2)	157.8	198.0
Other unconsolidated investments, at cost (3)	37.6	6.0
Total other long-term investments	$438.2	$456.1
(1)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are equity method eligible but are carried outside of other long-term investments. See Notes 7 and 11 for additional information on these related party investment funds.
(2)Includes other long-term investments that are not equity method eligible and are measured at fair value.
(3)The Company has elected to apply the cost minus impairment measurement alternative to investments that do not meet the criteria to be accounted for under the equity method, in which the investment is measured at cost and remeasured to fair value when impaired or upon observable transaction prices.

The Company has historically elected the fair value option to account for its equity method eligible investments in order to be consistent with the remainder of its investments portfolio which is accounted for at fair value. Prospectively, the company no longer expects to exercise the fair value option for the majority of its new equity method eligible investments. The following table presents the Company’s significant equity method investee entities under fair value option in which it holds 20 percent or more (5 percent or more for limited partnerships and limited liability companies) of the ownership interest as of March 31, 2022:

	March 31, 2022		December 31, 2021
Investee	Fair value	Ownership interest	Fair value	Ownership interest	Instrument held
BE Reinsurance Limited	$14.8	24.9%	$15.2	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	16.0	73.0%	16.6	73.0%	Units
Diamond LS I LP	8.8	15.3%	7.1	15.3%	Units
Gateway Fund LP	4.6	18.1%	4.0	18.1%	Units
Monarch Alternative Capital, LP	6.0	12.8%	5.7	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	22.4	18.3%	20.1	18.3%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	14.9	12.2%	13.4	12.2%	Units
Great Bay LLC	1.0	11.1%	1.0	11.1%	Units
Tuckerman Capital V LP	—	—%	11.3	42.1%	Units
Tuckerman Capital V Co-Investment I LP	$—	—%	$8.6	47.3%	Units
(1)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund. See Notes 7 and 11 for additional information on these related party investment funds.
10. Derivatives
The Company holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are presented within foreign exchange gains. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. The Company did not provide or hold any collateral associated with the foreign currency risk derivatives.
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within other revenues. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of March 31, 2022. The Company does not provide or hold any collateral associated with the weather derivatives.
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

Interest rate cap
The Company entered into an interest rate swap ("Interest Rate Cap") that matures on June 30, 2022 with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate (“LIBOR”) at the time of payment. Changes in fair value are recognized as unrealized gains or losses and are presented within other net investment income.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as at March 31, 2022:

	March 31, 2022			December 31, 2021
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency swaps	$—	$—	$—	$—	$1.7	$40.0
Foreign currency forwards	—	2.3	84.4	—	1.3	83.6
Foreign currency futures contracts	—	—	286.9	0.2	—	133.9
Weather derivatives	—	2.1	22.5	—	0.8	6.2
Equity warrants	—	—	—	0.1	—	0.1
Interest rate cap	$—	$—	$75.0	$—	$—	$250.0
(1)Derivative assets are classified within other assets in the Company’s consolidated balance sheets as of March 31, 2022.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets as of March 31, 2022.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income (loss) relating to derivatives during the three months ended March 31, 2022:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2022	2021
Foreign currency swaps	Foreign exchange gains	$—	$(0.4)
Foreign currency forwards	Foreign exchange gains	(1.0)	—
Foreign currency futures contracts	Foreign exchange gains	(5.9)	(0.1)
Weather derivatives	Other revenues	(0.5)	(3.7)
Equity put options	Net realized and unrealized investment gains (losses)	—	(1.6)
Equity warrants	Net realized and unrealized investment gains (losses)	$(0.1)	$—
Underwriting-related derivatives
The following tables identify the listing currency, fair value and notional amounts of underwriting-related derivatives included in the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
Derivative assets	Listing currency	Fair Value	Notional Amounts (1)	Fair Value	Notional Amounts (1)
Reinsurance contracts accounted for as derivative assets	British Pound	$1.5	$49.6	$1.2	$49.3

Derivative liabilities
Reinsurance contracts accounted for as derivative liabilities	British Pound	$0.6	$59.8	$0.1	$37.4
(1)The absolute notional exposure represents the Company’s derivative activity as of March 31, 2022 and December 31, 2021, which is representative of the volume of derivatives held during the period.
11. Variable interest entities
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company concluded that it is the primary beneficiary as it has power over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of March 31, 2022, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $13.2 million and $8.3 million, respectively (December 31, 2021 - $9.8 million and $5.5 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of March 31, 2022 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of March 31, 2022, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $29.2 million and $3.3 million, respectively (December 31, 2021 - $29.0 million and $7.0 million, respectively).
Joyn
Joyn Insurance Services Inc. (“Joyn”) is considered a VIE and the Company concluded that it is the primary beneficiary of Joyn as it has power over the activities that most significantly impact the economic performance of Joyn. As a result, the Company has consolidated the results of Joyn in its consolidated financial statements. The Company’s ownership in Joyn as of March 31, 2022 was 50%, on a fully diluted basis, representing 1,175,000 preferred shares. The Company’s financial exposure to Joyn is limited to its investment in Joyn’s preferred shares and other financial support up to $16.5 million through a term loan. As of March 31, 2022, Joyn’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $5.6 million and $4.5 million, respectively (December 31, 2021 - $7.8 million and $4.1 million, respectively).
Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Balance, beginning of period	$(0.4)	$1.4
Sirius Group acquisition (1)	—	0.3
Net loss attributable to noncontrolling interests	(0.3)	—
Contributions	—	0.1
Balance, end of period	$(0.7)	$1.8
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

The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$276.5	$160.3	$2.0	$162.3
	$276.5	$160.3	$2.0	$162.3

	December 31, 2021
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$326.2	$177.5	$2.1	$179.6
	$326.2	$177.5	$2.1	$179.6
(1)The above table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of March 31, 2022, the Company and TP GP hold interests of approximately 89.5% and 10.5%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
As a result of the Company’s holdings in TP Enhanced Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Enhanced Fund for the three months ended March 31, 2022 and 2021, and summarized balance sheet as of March 31, 2022 and December 31, 2021.
This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s consolidated statements of income (loss).

TP Enhanced Fund summarized income statement	2022	2021
Investment income (loss)
Net realized gain from securities, derivative contracts and foreign currency translations	$79.9	$148.4
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	(226.1)	71.5
Net income from currencies	0.1	0.8
Dividend and interest income	8.3	5.4
Other income	0.1	—
Total investment income (loss)	$(137.7)	$226.1
Expenses
Management fees	$2.3	$4.0
Interest	1.1	1.5
Dividends on securities sold, not yet purchased	0.8	1.5
Administrative and professional fees	0.7	0.7
Other expenses	0.5	1.3
Total expenses	5.4	9.0
Net income (loss)	$(143.1)	$217.1

The following table is a summarized balance sheet of TP Enhanced Fund as of March 31, 2022 and December 31, 2021 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	March 31, 2022	December 31, 2021
Assets
Total investments in securities and affiliated funds	$830.7	$1,623.5
Cash and cash equivalents	0.1	0.1
Due from brokers	547.6	524.0
Derivative assets, at fair value	35.3	46.5
Interest and dividends receivable	1.8	3.1
Other assets	1.5	1.5
Total assets	$1,417.0	$2,198.7
Liabilities
Accounts payable and accrued expenses	$1.1	$1.1
Securities sold, not yet purchased, at fair value	352.8	290.4
Securities sold under agreement to repurchase	32.5	33.6
Due to brokers	289.7	493.6
Derivative liabilities, at fair value	13.8	8.4
Withdrawals payable to General Partner	—	139.5
Redemptions payable to SiriusPoint	—	250.0
Interest and dividends payable	0.6	0.7
Management fee payable	0.1	0.2
Total liabilities	690.6	1,217.5
Total partners' capital	$726.4	$981.2
Third Point Venture Offshore Fund I LP
TP Venture GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Venture Fund. The Company’s maximum exposure to loss corresponds to the value of its investment in TP Venture Fund. See Note 7 for additional information on the Company’s investment in TP Venture Fund.

12. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2022 and 2021:

	2022	2021
Gross reserves for loss and loss adjustment expenses, beginning of period	$4,841.4	$1,310.1
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,215.3)	(14.4)
Less: deferred charges on retroactive reinsurance contracts	(1.4)	(6.0)
Net reserves for loss and loss adjustment expenses, beginning of period	3,624.7	1,289.7
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	345.6	146.5
Prior years	(5.5)	0.4
Total incurred loss and loss adjustment expenses	340.1	146.9
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(38.3)	(14.7)
Prior years	(254.1)	(117.2)
Total net paid losses	(292.4)	(131.9)
Foreign currency translation	(16.3)	(10.6)
Amounts acquired as a result of Sirius Group acquisition (1)	—	2,467.8
Net reserves for loss and loss adjustment expenses, end of period	3,656.1	3,761.9
Plus: loss and loss adjustment expenses recoverable, end of period	1,278.6	492.6
Plus: deferred charges on retroactive reinsurance contracts (2)	1.3	4.8
Gross reserves for loss and loss adjustment expenses, end of period	$4,936.0	$4,259.3
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
For the three months ended March 31, 2022, the Company recorded $5.5 million of net favorable prior year loss reserve development driven by favorable development on COVID-19 reserves of $23.5 million due to better than expected loss experience, with the most significant offsetting movement being reserve strengthening in the property lines that was driven by the current elevated level of inflation.
For the three months ended March 31, 2021, the Company recorded $0.4 million of net unfavorable prior year loss reserve development.
13. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.

The Company's assets in scope of the current expected credit loss assessment as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Insurance and reinsurance balances receivable, net	$1,936.8	$1,708.2
Loss and loss adjustment expenses recoverable, net	1,278.6	1,215.3
Other assets (1)	45.3	14.5
Total assets in scope	$3,260.7	$2,938.0
(1)Relates to MGA trade receivables included in other assets in the Company’s consolidated balance sheets.
The Company’s allowance for expected credit losses was $34.1 million as of March 31, 2022 (December 31, 2021 - $21.6 million). For the three months ended March 31, 2022 and 2021, the Company recorded current expected credit losses of $12.5 million and $17.4 million, respectively. These amounts are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of March 31, 2022, approximately 60% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 81% were rated A- or better.
14. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$294.8	4.0%	$303.1	4.1%
Unamortized discount	(6.5)		(6.8)
2017 SEK Subordinated Notes, carrying value	288.3		296.3
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	5.7		6.0
2016 Senior Notes, carrying value	405.7		406.0
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.6)		(0.6)
2015 Senior Notes, carrying value	114.4		114.4
Total debt	$808.4		$816.7
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2022 and December 31, 2021.
Standby letter of credit facilities
As of March 31, 2022, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$330.0	$275.0	$41.9	$162.1
Uncommitted - Secured letters of credit facilities	n/a	943.0	539.0	645.0
		$1,218.0	$580.9	$807.1

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
Revolving credit facility
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2022, there were no outstanding borrowings under the Facility.
15. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The Company and its Bermuda-domiciled subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company and its Bermuda-domiciled subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda-domiciled subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Australia, Belgium, Canada, Germany, Hong Kong (China), Ireland, Luxembourg, Malaysia, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.
For the three months ended March 31, 2022, the Company recorded income tax expense of $9.7 million (2021 - $9.8 million) on pre-tax income (loss) of $(203.6) million (2021 - $179.7 million). The effective tax rate for the three months ended March 31, 2022 was (4.8)%. The difference between the effective tax rate on income from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the three months ended March 31, 2022 and 2021, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
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
As of March 31, 2022, the total reserve for unrecognized tax benefits is $2.5 million (December 31, 2021 - $10.7 million). The reduction in the reserve is attributable to a change in the technical merits of a transfer pricing issue. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.7 million of such reserves as of March 31, 2022 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.

16. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the three months ended March 31, 2022 and 2021:

	2022	2021
Common shares issued and outstanding, beginning of period	161,929,777	95,582,733
Issuance of common shares, net of forfeitures and shares withheld	656,822	2,081,001
Performance restricted shares granted, net of forfeitures and shares withheld	—	(197,418)
Issuance of common shares for Sirius Group acquisition	—	58,331,196
Issuance of common shares to related party	—	6,093,842
Shares repurchased	(645,047)	—
Common shares issued and outstanding, end of period	161,941,552	161,891,354
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the three months ended March 31, 2022 and 2021, the Company did not pay any dividends to its common shareholders.
Preference shares
The Company’s authorized share capital also consists of 30,000,000 preference shares with a par value of $0.10 each.
Series B preference shares
The Company has 8,000,000 of Series B preference shares outstanding, par value $0.10. Dividends on the Series B preference shares will be cumulative and payable quarterly in arrears at an initial rate of 8.0% per annum. The preference shareholders will have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares will have the right to elect two directors.
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
During the three months ended March 31, 2022, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders. No dividends were declared or paid for the three months ended March 31, 2021.
Share repurchases
On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which together with the authorized amount remaining under the previously announced share repurchase program would allow the Company to repurchase up to $200.0 million more of the Company’s outstanding common shares in the aggregate. On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding CVRs and warrants. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2022, the Company repurchased 645,047 of its common shares in the open market for $4.7 million at a weighted average cost, including commissions, of $7.26 per share. Common shares repurchased by the Company during the period were retired.
As of March 31, 2022 the Company was authorized to repurchase up to an aggregate of $56.6 million of outstanding common shares, CVRs and warrants under its repurchase program.
17. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three months ended March 31, 2022 and 2021:

	2022	2021
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	159,867,593	116,760,760
Dilutive effect of options	—	184,470
Dilutive effect of warrants	—	51,650
Dilutive effect of restricted share units	—	1,149,461
Diluted number of common shares outstanding	159,867,593	118,146,341
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(217.0)	$168.4
Net income allocated to SiriusPoint participating common shareholders	—	(8.3)
Net income (loss) allocated to SiriusPoint common shareholders	$(217.0)	$160.1
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(1.36)	$1.37
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(217.0)	$168.4
Net income allocated to SiriusPoint participating common shareholders	—	(8.3)
Net income (loss) allocated to SiriusPoint common shareholders	$(217.0)	$160.1
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(1.36)	$1.35
For the three months ended March 31, 2022 and 2021, options of 3,469,887 and 4,120,926, respectively, warrants of 31,123,755 and 31,123,755, respectively, and Upside Rights of 10,000,000 and 10,000,000, respectively, were excluded from the computation of diluted earnings (loss) per share available to SiriusPoint common shareholders.
18. Related party transactions
In addition to the transactions disclosed in Notes 7, 8 and 11 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
Insurance and reinsurance contracts with certain of the Company’s insurance and MGA affiliates resulted in gross written premiums of $61.2 million during the three months ended March 31, 2022 (2021 - $20.2 million). As of March 31, 2022, the Company had total receivables from affiliates of $50.3 million and payables of $1.2 million (2021 - $48.3 million receivables and no payables).

Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
Management and advisory fees	$2.7	$4.1
Performance fees	0.2	38.1
Total management, advisory and performance fees to related parties	$2.9	$42.2
Management and advisory fees
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
The 2022 LPA, effective February 23, 2022, did not amend the management fee rate of 1.25% per annum.
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
Third Point Optimized Credit
On February 23, 2022, the Company entered into 2022 IMA with Third Point LLC and the other parties thereto, which amended and restated the TPIPS IMA.
Pursuant to the 2022 IMA, effective February 23, 2022, the Company will also pay Third Point LLC a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the TPOC Portfolio, net of any expenses, and a fixed advisory fee of $1,500,000 per annum.
Performance fees
Third Point Enhanced LP
Pursuant to the 2019 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investments in related party investment fund, at fair value” on the Company’s consolidated balance sheets since the fees are charged at the TP Enhanced Fund level.

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
The 2022 LPA did not amend the performance fee calculation.
Third Point Venture Offshore Fund I LP
Pursuant to the 2021 Venture LPA, TP Venture GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund.
Third Point Optimized Credit
Pursuant to the 2022 IMA, the Company will pay Third Point LLC, from the assets of each sub-account, an annual incentive fee equal to 15% of outperformance over a specified benchmark. The performance fee is included as part of “Other net investment income” on the Company’s consolidated statements of income (loss).
19. Commitments and contingencies
Financing
See Note 14 for additional information related to the Company’s debt obligations.
Letters of credit
See Note 14 for additional information related to the Company’s letter of credit facilities.
Liability-classified capital instruments
See Note 3 for additional information related to the contingent value consideration components of the Sirius Group acquisition.
Promissory Notes & Loan Agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of March 31, 2022.
On July 2, 2021, the Company entered into a loan and security agreement with Joyn, pursuant to which the Company has lent Joyn $11.5 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. Joyn may request to increase the initial loan amount by up to an additional $5.0 million.
On March 7, 2022, the Company entered into an Unsecured Convertible Promissory Note agreement with Player’s Health, pursuant to which the Company has lent $8.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 6.0% per annum.
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
Leases
The Company operates in Bermuda, the United States, Canada, Europe and Asia, and leases office space under various non-cancelable operating lease agreements.
During the three months ended March 31, 2022, the Company recognized operating lease expense of $2.9 million (2021 - $1.3 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of March 31, 2022, the Company had $24.5 million (December 31, 2021 - $27.4 million) of operating lease right-of-use assets, respectively, included in other assets. As of March 31, 2022, the Company had $30.0 million (December 31, 2021 - $32.5 million) of operating lease liabilities included in accounts payable, accrued expenses and other liabilities.
The following table presents the lease balances within the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$24.5	$27.4
Operating lease liabilities	$(30.0)	$(32.5)

Weighted average lease term (years)	5.0	5.0
Weighted average discount rate	2.3%	2.4%
Future minimum rental commitments as of March 31, 2022 under these leases are expected to be as follows:

Future Payments
Remainder of 2022	$7.8
2023	7.9
2024	4.6
2025	3.2
2026 and thereafter	8.1
Total future annual minimum rental payments	31.6
Less: present value discount	(1.6)
Total lease liability as of March 31, 2022	$30.0
The above table does not include future minimum rental commitments of one material lease that has not yet commenced as of March 31, 2022. The minimum rental commitment under this lease is approximately $11.2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The terms “we,” “our,” “us,” and the “Company,” as used in this report, refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries.
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Acquisition of Sirius International Insurance Group, Ltd.
On February 26, 2021, we completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”) and changed our name from Third Point Reinsurance Ltd. to SiriusPoint Ltd. See Note 3 “Acquisition of Sirius Group” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Our results of operations and financial condition for the three months ended March 31, 2021 include Sirius Group for the period from February 26, 2021 through March 31, 2021. The following discussion and analysis of our results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, should be read in that context.
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “plans,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
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
•our concentrated exposure in funds and accounts managed by Third Point LLC, our lack of control over Third Point LLC, our limited ability to withdraw our capital accounts and conflicts of interest among various members of Third Point Advisors LLC (“TP GP”), Third Point Enhanced LP (“TP Enhanced Fund”), Third Point LLC and us;
•our potential exposure to U.S. federal income and withholding taxes and our significant deferred tax assets, which could become devalued if we do not generate future taxable income or applicable corporate tax rates are reduced;
•risks associated with delegating authority to third party managing general agents (“MGAs”);
•future strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures; and
•other risks and factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K and other subsequent periodic reports filed with the Securities and Exchange Commission.
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

Products and Services
The acquisition of Sirius Group created a highly diversified portfolio with expanded underwriting capabilities, geographical footprint and product offerings. In the fourth quarter of 2021, we began classifying our business into two reportable segments - Reinsurance and Insurance & Services. Where applicable, all prior periods presented have been revised to conform to this new presentation. Each segment is described below.
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
The Reinsurance segment provides coverage in the following product lines: Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage and Property.
Insurance & Services Segment
The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. Insurance & Services revenues allows us to diversify our traditional reinsurance portfolio and generally has lower capital requirements. In addition, service fees from MGAs and their insurance provided are generally not as prone to the volatile underwriting cycle that is common in reinsurance marketplace. The Insurance & Services segment provides coverage in the following product lines: Accident & Health (“A&H”), Environmental, Workers’ Compensation, and other lines of business including a cross section of property and casualty lines.
Investment Management
We continue to reposition our investment portfolio to better align with our underwriting strategy, while leveraging our strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. Third Point LLC continues to manage the majority of our alternative investments as well as working with us on asset-liability management strategies that are tailored to our risk and capital considerations.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.
Recent Developments
Russia/Ukraine Conflict
Following Russia’s invasion of Ukraine in February 2022, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks, and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. The effect of the Russia/Ukraine conflict with respect to exposures and coverage interpretations is highly uncertain. We are closely monitoring the developments relating to the Russia/Ukraine conflict and are continuously assessing its impact on our business and the insurance and reinsurance sectors. The degree to which companies may be affected depends largely on the nature and duration of uncertain and unpredictable events, such as further military action, additional sanctions, and reactions to ongoing developments by global financial markets.
The conflict also created heightened cyber-security threats to our information technology infrastructure. For additional discussion on risks relating to cybersecurity, see “Risks Relating to Our Business — Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business” in Part I, Item 1A of our 2021 Form 10-K.

Our current underwriting loss estimate is $18.6 million; however, the ultimate impact on our business remains highly uncertain.
While the economic uncertainty resulting from the conflict has impacted global financial markets, the Company’s investment portfolio does not have meaningful direct exposure to investments in Russia or Ukraine.
Other impacts due to this rapidly evolving situation are currently unknown and could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the rest of Europe, where a material portion of our business is carried out.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	2022	2021
	($ in millions, except for per share data and ratios)
Combined ratio	93.7%	96.5%
Core underwriting income (1)	$12.7	$15.2
Core net services income (1)	$14.0	$42.7
Core income (1)	$26.7	$57.9
Core combined ratio (1)	97.5%	93.7%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(39.5)%	33.9%
Basic book value per share (1) (2)	$13.05	$14.46
Tangible basic book value per share (1) (2)	$11.99	$13.38
Diluted book value per share (1) (2)	$12.94	$14.33
Tangible diluted book value per share (1) (2)	$11.88	$13.27
(1)Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q. Basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share are non-GAAP financial measures. See definitions and reconciliations in “Non-GAAP Financial Measures”.
(2)Prior year comparatives represent amounts as of December 31, 2021.
Core Results
See “Segment Results” below for additional information.
Annualized Return on Average Common Shareholders’ Equity Attributable to SiriusPoint Common Shareholders
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders is calculated by dividing annualized net income (loss) available to SiriusPoint common shareholders for the period by the average common shareholders’ equity determined using the common shareholders’ equity balances at the beginning and end of the period.
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2022 and 2021 was calculated as follows:

	2022	2021
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$(217.0)	$168.4
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,303.7	1,563.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,088.2	2,407.5
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,196.0	$1,985.7
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(39.5)%	33.9%

The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2022 was primarily due to a net loss during the three months ended March 31, 2022, primarily as a result of realized and unrealized investment losses, compared to realized and unrealized investment gains for the three months ended March 31, 2021.
The average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2021 was impacted by the additional equity issued related to the Sirius Group acquisition.
Basic and Tangible Basic Book Value Per Share
Basic book value per share and tangible basic book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of March 31, 2022, basic book value per share was $13.05, representing a decrease of $1.41 per share, or 9.8%, from $14.46 per share as of December 31, 2021. As of March 31, 2022, tangible basic book value per share was $11.99, representing a decrease of $1.39 per share, or 10.4%, from $13.38 per share as of December 31, 2021. The decrease was primarily due to a net loss in the current period.
Diluted and Tangible Diluted Book Value Per Share
Diluted book value per share and tangible diluted book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of March 31, 2022, diluted book value per share was $12.94, representing a decrease of $1.39 per share, or 9.7%, from $14.33 per share as of December 31, 2021. As of March 31, 2022, tangible diluted book value per share was $11.88, representing a decrease of $1.39 per share, or 10.5%, from $13.27 per share as of December 31, 2021. The decrease was primarily due to a net loss in the current period.
Consolidated Results of Operations—Three months ended March 31, 2022 and 2021:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Total underwriting income	$33.5	$8.5	$25.0
Total realized and unrealized investment gains (losses) and net investment income (loss)	(205.1)	186.5	(391.6)
Other revenues	37.2	56.9	(19.7)
Net corporate and other expenses	(77.4)	(78.9)	1.5
Intangible asset amortization	(1.9)	(0.8)	(1.1)
Interest expense	(9.3)	(4.9)	(4.4)
Foreign exchange gains	19.4	12.4	7.0
Income tax expense	(9.7)	(9.8)	0.1
Net income (loss)	$(213.3)	$169.9	$(383.2)
The key changes in our consolidated results for the three months ended March 31, 2022 compared to the prior year period are discussed below.
Underwriting results
The increase in net underwriting income for the three months ended March 31, 2022 was due to higher earned premium volume and a lower overall combined ratio ($529.3 million and 93.7%, respectively, for the three months ended March 31, 2022 compared to $245.2 million and 96.5%, respectively).

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	Change
	($ in millions)
Investments in related party investment funds (1)	$678.6	$909.6	$(231.0)
Debt securities	2,622.8	2,085.6	537.2
Short-term investments	989.0	1,075.8	(86.8)
Equity securities	2.7	2.8	(0.1)
Other long-term investments	438.2	456.1	(17.9)
Total investments	4,731.3	4,529.9	201.4
Cash and cash equivalents	826.1	999.8	(173.7)
Restricted cash and cash equivalents (2)	972.8	948.6	24.2
Total invested assets and cash	$6,530.2	$6,478.3	$51.9
(1)Consists of our investments in TP Enhanced Fund and TP Venture Fund.
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing the Company’s contractual obligations under certain (re)insurance contracts that the Company will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments as of March 31, 2022 was due to the receipt of a redemption receivable from a related party investment fund of $250.0 million (not included in Total invested assets and cash as of December 31, 2021) offset by net realized and unrealized investment losses for the period. During the quarter, we continued the execution of our plan to increase diversification and reduce the volatility of our portfolio through the further redemption of $100.0 million of our investments in related party funds, the proceeds of which were invested in debt securities. The investment change for the three months ended March 31, 2022 included a net loss of $131.0 million on our investments in related party investment funds as well as net losses on the debt portfolio due to rising interest rates and general market conditions and to a lesser extent foreign currency movements and widening credit spreads. Fixed income assets are positioned with a shorter duration than liabilities to capitalize on a rising rate environment. Our fixed income portfolio returned (1.7)% on an original currency basis, despite the interest rate increase in the first quarter, as we have positioned our fixed income portfolio short duration relative to our liabilities, at 1.8 years excluding cash and cash equivalents. Our duration positioning, as well as allocation to cash and short term investments, will also enable us to benefit from increased interest income in the remainder of 2022 as we continue to deploy the portfolio.
Investment Results
The following is a summary of the results from investments and cash for the three months ended March 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Net realized and unrealized investment gains (losses)	$(81.9)	$31.5	$(113.4)
Net realized and unrealized investment gains (losses) from related party investment funds	(131.0)	153.2	(284.2)
Other net investment income	7.8	1.8	6.0
Total realized and unrealized investment gains (losses) and net investment income (loss)	$(205.1)	$186.5	$(391.6)

The following is a summary of net investment income (loss) by investment classification, for the three months ended March 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Debt securities	$(59.3)	$(7.8)	$(51.5)
Short-term investments	(1.7)	—	(1.7)
Equity securities	(0.1)	0.3	(0.4)
Other long-term investments	(1.0)	49.2	(50.2)
Net realized and unrealized investment gains (losses) from related party investment funds	(131.0)	153.2	(284.2)
Realized and unrealized investment gains (losses) and net investment income (loss) before other investment expenses and investment loss on cash and cash equivalents	(193.1)	194.9	(388.0)
Other investment expenses	(4.2)	(1.0)	(3.2)
Net investment loss on cash and cash equivalents	(7.8)	(7.4)	(0.4)
Total realized and unrealized investment gains (losses) and net investment income (loss)	$(205.1)	$186.5	$(391.6)
Investment Returns
The following is a summary of the net returns for our investments on a U.S. Dollar basis for the three months ended March 31, 2022 and 2021:

	2022	2021
TP Enhanced Fund	(15.3)%	14.6%
Other investments in related investment funds(1)	(8.3)%	0.1%
SiriusPoint total fixed income investments (2)
In U.S. dollars	(1.8)%	1.0%
In local currencies	(1.7)%	1.3%
SiriusPoint total equity securities and other long term investments
In U.S. dollars	(0.1)%	11.1%
In local currencies	(0.1)%	11.1%
(1)Consists of investments in TP Venture Fund
(2)Fixed income investments exclude cash and cash equivalents
Total realized and unrealized investment losses and net investment loss for the three months ended March 31, 2022 was primarily attributable to net investment loss of $128.3 million from our investment in the TP Enhanced Fund, corresponding to a (15.3)% return. The return was primarily attributable to long event/fundamental equities driven by growth-oriented positions in the enterprise technology and financial sectors.
In addition to losses on the TP Enhanced Fund, we recognized losses of $59.3 million and $1.0 million on our debt and other long term investment portfolios, respectively, primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads. Our fixed income portfolio is positioned shorter than liabilities.
Investment results for the three months ended March 31, 2021 were driven by net investment income of $153.2 million from our investment in the TP Enhanced Fund, corresponding to a 14.6% return. The 2021 return was primarily attributable to long event/fundamental equities.
Refer to “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended March 31, 2022, other revenues primarily consisted of $26.0 million of service fee revenue from MGAs and $11.8 million of changes in the fair value of liability-classified capital instruments. For the three months ended March 31, 2021 other revenues consisted of $10.8 million of service fee revenue from MGAs and a bargain purchase gain of $46.1 million. The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The bargain purchase determination is consistent with the fact that Sirius Group was acquired at a discount to book value.
The change in other revenues is driven by the bargain purchase gain recorded in 2021, partially offset by an increase in service fee revenue primarily due to fee revenue from IMG and Armada for a full first quarter in 2022 compared to fee revenue from the date of acquisition of Sirius Group for the first quarter of 2021 and a gain from the changes in the fair value of liability-classified capital instruments.
Net Corporate and Other Expenses
Net corporate and other expenses include services expenses, costs associated with operating as a publicly-traded company, non-underwriting activities, including service fee expenses from our MGA subsidiaries, and expected credit losses from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. In addition, for the three months ended March 31, 2021, net corporate and other expenses included costs related to the acquisition of Sirius Group.
For the three months ended March 31, 2022, we recorded current expected credit losses of $12.5 million (2021 - $17.4 million) primarily due to credit exposure from Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers. For the three months ended March 31, 2021, we recognized an allowance for credit losses of $16.8 million as a result of the acquisition of Sirius Group. We recorded an expense to re-establish Sirius Group’s expected credit losses provision from the pre-merger period. See Note 13 “Allowance for expected credit losses” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the credit loss methodology.
The decrease in net corporate and other expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the nonoccurence of certain professional and advisory fees and compensation-related expenses associated with the acquisition of Sirius Group of $40.4 million, which were incurred during the first quarter of 2021. These acquisition expenses were offset by increased services expenses due to the consolidation of IMG and Armada for a full first quarter in 2022 compared to expenses from the date of acquisition of Sirius Group for the first quarter of 2021.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2022 was $1.9 million (2021 - $0.8 million). The increase in amortization for the three months ended March 31, 2022 was due to a full quarter of amortization recognized as a result of the Sirius Group acquisition as compared to a partial quarter from the date of acquisition.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes. Total interest expense for the three months ended March 31, 2022 was $9.3 million (2021 - $4.9 million). The increase in interest expense for the three months ended March 31, 2022 was due to the inclusion of a full quarter of interest expense on the legacy Sirius Group senior notes and SEK subordinated notes.
Foreign Currency Translation
Except for the Canadian reinsurance operations of SiriusPoint America and several subsidiaries of IMG, the U.S. dollar is the functional currency for SiriusPoint’s business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The remeasurement process results in foreign exchange gains (losses) in the consolidated results of operations.
The foreign exchange gains of $19.4 million for the three months ended March 31, 2022, were primarily due to the strengthening of the U.S. Dollar on our international operations and from the foreign currency effects of the SEK subordinated notes. The foreign exchange gains for the three months ended March 31, 2021 were primarily due to $14.5 million of foreign exchange gains from Sirius Group’s international operations and the foreign currency effects of the SEK subordinated notes from the date of acquisition. Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total realized and unrealized investment gains (losses) and net investment income (loss)” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Income Tax Expense
The decrease in income tax expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is due to a decrease in income in taxable jurisdictions in the current period.
Segment Results — Three months ended March 31, 2022 and 2021
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. In the fourth quarter of 2021, we began classifying our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results.
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features.
The following table sets forth the operating segment results and ratios for the three months ended March 31, 2022 and 2021:

	2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$524.2	$483.5	$1,007.7	$—	$2.0	$—	$1,009.7
Net premiums written	374.9	337.5	712.4	—	1.5	—	713.9
Net premiums earned	307.6	212.8	520.4	—	8.9	—	529.3
Loss and loss adjustment expenses incurred, net	194.5	134.0	328.5	(1.2)	12.8	—	340.1
Acquisition costs, net	79.9	53.5	133.4	(25.6)	0.7	—	108.5
Other underwriting expenses	30.1	15.7	45.8	—	1.4	—	47.2
Underwriting income (loss)	3.1	9.6	12.7	26.8	(6.0)	—	33.5
Services revenue	—	56.8	56.8	(30.8)	—	(26.0)	—
Services expenses	—	43.3	43.3	—	—	(43.3)	—
Net services fee income	—	13.5	13.5	(30.8)	—	17.3	—
Services noncontrolling loss	—	0.8	0.8	—	—	(0.8)	—
Net investment losses from Strategic Investments	—	(0.3)	(0.3)	—	—	0.3	—
Net services income	—	14.0	14.0	(30.8)	—	16.8	—
Segment income (loss)	$3.1	$23.6	$26.7	$(4.0)	$(6.0)	$16.8	$33.5

Underwriting Ratios: (1)
Loss ratio	63.2%	63.0%	63.1%				64.3%
Acquisition cost ratio	26.0%	25.1%	25.6%				20.5%
Other underwriting expenses ratio	9.8%	7.4%	8.8%				8.9%
Combined ratio	99.0%	95.5%	97.5%				93.7%
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

	2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$158.7	$190.9	$349.6	$—	$6.2	$—	$355.8
Net premiums written	161.5	139.6	301.1	—	(1.6)	—	299.5
Net premiums earned	199.8	42.7	242.5	—	2.7	—	245.2
Loss and loss adjustment expenses incurred, net	108.2	28.6	136.8	(0.2)	10.3	—	146.9
Acquisition costs, net	58.9	14.2	73.1	(5.7)	1.6	—	69.0
Other underwriting expenses	16.1	1.3	17.4	—	3.4	—	20.8
Underwriting income (loss)	16.6	(1.4)	15.2	5.9	(12.6)	—	8.5
Services revenue	—	18.2	18.2	(7.4)	—	(10.8)	—
Services expenses	—	10.6	10.6	—	—	(10.6)	—
Net services fee income	—	7.6	7.6	(7.4)	—	(0.2)	—
Services noncontrolling income	—	—	—	—	—	—	—
Net investment gains (losses) from Strategic Investments	(0.1)	35.2	35.1	—	—	(35.1)	—
Net services income (loss)	(0.1)	42.8	42.7	(7.4)	—	(35.3)	—
Segment income (loss)	$16.5	$41.4	$57.9	$(1.5)	$(12.6)	$(35.3)	$8.5

Underwriting Ratios: (1)
Loss ratio	54.2%	67.0%	56.4%				59.9%
Acquisition cost ratio	29.5%	33.3%	30.1%				28.1%
Other underwriting expenses ratio	8.1%	3.0%	7.2%				8.5%
Combined ratio	91.8%	103.3%	93.7%				96.5%
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
Core Premium Volume
Gross premiums written
Gross premiums written increased by $658.1 million, or 188.2%, to $1,007.7 million for the three months ended March 31, 2022 from $349.6 million for the three months ended March 31, 2021 as a result of a full quarter of premium from the legacy Sirius Group companies in the current quarter as compared to a partial quarter from the date of acquisition.
Net premiums written
Net premiums written increased by $411.3 million, or 136.6%, to $712.4 million for the three months ended March 31, 2022 from $301.1 million for the three months ended March 31, 2021, primarily as a result of a full quarter of premium from the legacy Sirius Group companies in the current quarter as compared to a partial quarter from the date of acquisition.
Net premiums earned
Net premiums earned increased by $277.9 million, or 114.6%, to $520.4 million for the three months ended March 31, 2022 from $242.5 million for the three months ended March 31, 2021, primarily as a result of a full quarter of premium from the legacy Sirius Group companies in the current quarter as compared to a partial quarter from the date of acquisition.

Core Underwriting Results
We generated underwriting income of $12.7 million and a combined ratio of 97.5% for the three months ended March 31, 2022, compared to underwriting income of $15.2 million and a combined ratio of 93.7% for the three months ended March 31, 2021. The change in net underwriting results was primarily driven by a higher combined ratio due to a higher loss ratio as a result of increased volume in the Insurance & Services segment, as MGA relationships are reflected at higher loss ratios than equivalent business with greater track records, and losses from the Russia/Ukraine conflict for Reinsurance.
For the three months ended March 31, 2022, losses from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business, were $13.3 million, or 2.6 percentage points on the combined ratio. For the three months ended March 31, 2022 catastrophe losses, net of reinsurance and reinstatement premiums, were $6.9 million, or 1.3 percentage points on the combined ratio, from the European February storms and Australian flooding compared to $5.7 million, or 2.4 percentage points on the combined ratio, from winter storm Uri for the three months ended March 31, 2021.
Losses incurred included $5.0 million of favorable loss development for the three months ended March 31, 2022 compared to adverse loss development of $3.9 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, COVID-19 loss reserves were reduced by $23.5 million due to better than expected loss experience, with the most significant offsetting movement being reserve strengthening in the property lines that was driven by the current elevated level of inflation.
Core Services Results
Services revenue was $56.8 million for the three months ended March 31, 2022 compared to $18.2 million for the three months ended March 31, 2021. The increase was primarily due to services revenue from IMG and Armada from the current quarter as compared to a partial quarter from the date of acquisition.
We recognized net services income of $14.0 million for the three months ended March 31, 2022 compared to net services income of $42.7 million for the three months ended March 31, 2021. The decrease is primarily driven by investment losses from Strategic Investments of $0.3 million for the three months ended March 31, 2022 compared to investment gains from Strategic Investments of $35.1 million for the three months ended March 31, 2021. Net services fee income increased significantly to $13.5 million for the three months ended March 31, 2022 from $7.6 million for the three months ended March 31, 2021 primarily due to increased services revenues from IMG and Arcadian.
Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three months ended March 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Gross premiums written	$524.2	$158.7	$365.5
Net premiums written	374.9	161.5	213.4
Net premiums earned	307.6	199.8	107.8
Loss and loss adjustment expenses incurred, net	194.5	108.2	86.3
Acquisition costs, net	79.9	58.9	21.0
Other underwriting expenses	30.1	16.1	14.0
Underwriting income	$3.1	$16.6	$(13.5)

Underwriting ratios (1):
Loss ratio	63.2%	54.2%	9.0%
Acquisition cost ratio	26.0%	29.5%	(3.5)%
Other underwriting expense ratio	9.8%	8.1%	1.7%
Combined ratio	99.0%	91.8%	7.2%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Premium Volume
Gross premiums written in the Reinsurance segment increased by $365.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by an increase in gross premiums written as a result of a full quarter of premium from the legacy Sirius Group companies in the current quarter. In comparison to 2021, our Reinsurance global property portfolio has been reduced with a better mix by client, product and geography; we cut our gross and net property exposures and purchased reinsurance to improve our volatility profile.
Underwriting Results
The Reinsurance segment generated underwriting income of $3.1 million and a combined ratio of 99.0% for the three months ended March 31, 2022, compared to underwriting income of $16.6 million and a combined ratio of 91.8% for the three months ended March 31, 2021. The change in net underwriting results for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by losses of $13.3 million, or 4.3 percentage points on the combined ratio, from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business.
For the three months ended March 31, 2022, catastrophe losses, net of reinsurance and reinstatement premiums, were $6.9 million from the European February storms and Australian flooding compared to $5.7 million from winter storm Uri for the three months ended March 31, 2021.
Net favorable prior year loss reserve development was $0.1 million for the three months ended March 31, 2022 compared to net adverse prior year loss reserve development of $3.0 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, favorable loss reserve development on COVID-19 losses was offset by adverse loss development on property lines.
Insurance & Services Segment
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including fronting services, risk capital and equity and debt financing. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. The Insurance & Services segment provides coverage in the following product lines: A&H (including business generated by IMG and Armada), Environmental, Workers' Compensation, and other lines of business including a cross section of property and casualty lines.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three months ended March 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Gross premiums written	$483.5	$190.9	$292.6
Net premiums written	337.5	139.6	197.9
Net premiums earned	212.8	42.7	170.1
Loss and loss adjustment expenses incurred, net	134.0	28.6	105.4
Acquisition costs, net	53.5	14.2	39.3
Other underwriting expenses	15.7	1.3	14.4
Underwriting income (loss)	9.6	(1.4)	11.0
Services revenue	56.8	18.2	38.6
Services expenses	43.3	10.6	32.7
Net services fee income	13.5	7.6	5.9
Services noncontrolling loss	0.8	—	0.8
Net investment gains (losses) from Strategic Investments	(0.3)	35.2	(35.5)
Net services income	14.0	42.8	(28.8)
Segment income	$23.6	$41.4	$(17.8)

Underwriting ratios (1):
Loss ratio	63.0%	67.0%	(4.0)%
Acquisition cost ratio	25.1%	33.3%	(8.2)%
Other underwriting expense ratio	7.4%	3.0%	4.4%
Combined ratio	95.5%	103.3%	(7.8)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Insurance & Services segment increased by $292.6 million, or 153.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by an increase in gross premiums written as a result of a full quarter of premium from the legacy Sirius Group companies, an increase in premium written from Corvus, Arcadian and the recovery of IMG travel insurance volume.
Underwriting Results
The Insurance & Services segment generated underwriting income of $9.6 million and a combined ratio of 95.5% for the three months ended March 31, 2022, compared to an underwriting loss of $1.4 million and a combined ratio of 103.3% for the three months ended March 31, 2021. The improvement in underwriting results was primarily driven by the inclusion of a full quarter of results from our Accident & Health business, resulting in a lower combined ratio as compared to a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.
Net favorable prior year loss reserve development was $4.9 million for the three months ended March 31, 2022, primarily in the accident & health line of business, compared to adverse prior year loss reserve development of $0.9 million for the three months ended March 31, 2021.
Services Results
Services revenue was $56.8 million for the three months ended March 31, 2022 compared to $18.2 million for the three months ended March 31, 2021. The increase was primarily due to services revenue from IMG and Armada from the current quarter as compared to a partial quarter from the date of acquisition, as well as additional revenue from new MGA relationships year over year.
We generated net services income of $14.0 million for the three months ended March 31, 2022 compared to net services income of $42.8 million for the three months ended March 31, 2021. The decrease is primarily driven by investment losses from Strategic Investments of $0.3 million for the three months ended March 31, 2022 compared to investment gains from Strategic Investments of $35.2 million for the three months ended March 31, 2021.
Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. The following table sets forth underwriting results and the period over period changes for the three months ended March 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Gross premiums written	$2.0	$6.2	$(4.2)
Net premiums written	1.5	(1.6)	3.1
Net premiums earned	8.9	2.7	6.2
Loss and loss adjustment expenses incurred, net	12.8	10.3	2.5
Acquisition costs, net	0.7	1.6	(0.9)
Other underwriting expenses	1.4	3.4	(2.0)
Underwriting loss	$(6.0)	$(12.6)	$6.6
For the three months ended March 31, 2022, Corporate losses from the Russian/Ukraine conflict, including losses from the property lines of business, were $5.3 million.
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
Core net services income - consists of services revenues which include commissions, brokerage and fee income related to consolidated MGAs, and other revenues, services expenses which include direct expenses related to consolidated MGAs, services non-controlling income which represent minority ownership interests in consolidated MGAs, and net investment gains from Strategic Investments which are net investment gains/losses from investment in our strategic partners. Net services income is a key indicator of the profitability of the Company's services provided, including investment returns on non-consolidated investment positions held.
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

See Note 4 “Segment reporting” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information and a calculation of Core income (loss).
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

The following table sets forth the computation of basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Basic and diluted book value per share numerator:	($ in millions, except share and per share amounts)
Shareholders' equity attributable to SiriusPoint shareholders	$2,288.2	$2,503.7
Less: Series B preference shares	(200.0)	(200.0)
Common shareholders’ equity attributable to SiriusPoint common shareholders - basic	2,088.2	2,303.7
Plus: carrying value of Series A preference shares issued in merger	—	20.4
Common shareholders’ equity attributable to SiriusPoint common shareholders - diluted	2,088.2	2,324.1
Less: intangible assets	(170.0)	(171.9)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - basic	1,918.2	2,131.8
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - diluted	$1,918.2	$2,152.2
Basic and diluted book value per share denominator:
Common shares outstanding	161,941,552	161,929,777
Unvested restricted shares	(1,981,408)	(2,590,194)
Basic book value per share denominator	159,960,144	159,339,583
Effect of dilutive Series A preference shares issued in merger (1)	—	—
Effect of dilutive warrants(2)	—	—
Effect of dilutive stock options, restricted shares and restricted share units issued to directors and employees	1,469,274	2,898,237
Diluted book value per share denominator	161,429,418	162,237,820

Basic book value per share	$13.05	$14.46
Tangible basic book value per share	$11.99	$13.38
Diluted book value per share	$12.94	$14.33
Tangible diluted book value per share	$11.88	$13.27
(1)As of March 31, 2022 and December 31, 2021 there was no dilution as the conversion would result in the forfeiture of all of the Series A preference shares.
(2)As of March 31, 2022 and December 31, 2021 there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants.
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
For additional commitments and contingencies that may affect our liquidity requirements see Note 19 “Commitments and contingencies” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Dividend Capacity
We are subject to regulatory and other constraints that affect our ability to pay dividends. For the three months ended March 31, 2022, SiriusPoint did not pay any dividends to its common shareholders.
During the three months ended March 31, 2022, SiriusPoint declared and paid dividends of $4.0 million to the Series B preference shareholders.
For the three months ended March 31, 2022, SiriusPoint received $50.0 million (2021 - $4.0 million) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $844.4 million as of December 31, 2021, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2021 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, and Standard & Poor’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint.
Safety Reserve
Subject to certain limitations under Swedish law, SiriusPoint International Insurance Corporation (“SiriusPoint International”) is permitted to transfer pre-tax income amounts into a reserve referred to as a “Safety Reserve”. Under local statutory requirements, an amount equal to the deferred tax liability on SiriusPoint International's Safety Reserve is included in Solvency Capital. Access to the Safety Reserve is generally restricted to cover insurance and reinsurance losses and to cover a breach of the Solvency Capital Requirement. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally take into account the Safety Reserve in SiriusPoint International's regulatory capital when assessing SiriusPoint International and SiriusPoint's financial strength.
As of March 31, 2022, SiriusPoint International's Safety Reserve was SEK 6.0 billion, or $0.6 billion (based on the March 31, 2022 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($132.6 million based on the March 31, 2022 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2022, there were no outstanding borrowings under the Facility.

On February 23, 2022, the Company entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of TP Enhanced Fund with TP GP and the other parties thereto (the “2022 LPA”). Under the 2022 LPA, in addition to other withdrawal rights, we are permitted to withdraw from the TP Enhanced Fund, as of each month end, a cumulative amount in each calendar year equal to the following:

Fiscal Year	2022	2023	2024	2025
Minimum Withdrawal	$300 million	$200 million	$200 million	$50 million
For more information, please refer to the 2022 LPA, which is attached as Exhibit 10.43 to our 2021 Form 10-K.
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
The following table represents a summary of our debt obligations as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$294.8	4.0%	$303.1	4.1%
Unamortized discount	(6.5)		(6.8)
2017 SEK Subordinated Notes, carrying value	288.3		296.3
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	5.7		6.0
2016 Senior Notes, carrying value	405.7		406.0
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.6)		(0.6)
2015 Senior Notes, carrying value	114.4		114.4
Total debt	$808.4		$816.7
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2016 Senior Notes and 2015 Senior Notes, please refer to Note 16 “Debt and letter of credit facilities” of Item 8. “Financial Statements and Supplementary Data” included in our 2021 Form 10-K.
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
As of March 31, 2022, the estimated fair value of the Series A preference shares was $13.8 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the three months ended March 31, 2022, the Company did not declare or pay dividends to Series A preference shareholders.
For further details and discussion with respect to the Series A preference shares, see Note 3 “Acquisition of Sirius Group” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Series B Preference Shares
The Company has 8,000,000 of Series B preference shares outstanding, par value $0.10, of the Company. Dividends on the Series B preference shares will be cumulative and payable quarterly in arrears at an initial rate of 8.0%. The preference shareholders will have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares will have the right to elect two directors.
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
As of March 31, 2022, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three months ended March 31, 2022, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 16 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Debt Covenants
As of March 31, 2022, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes, the 2015 Senior Notes, and the Facility.
Letter of Credit Facilities
As of March 31, 2022, $1,218.0 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, in any of the letter of credit facilities, we could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letters of credit facilities as of March 31, 2022.
For further details and discussion with respect to letter of credit facilities, see Note 14 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of March 31, 2022, total cash and cash equivalents and debt securities with a fair value of $1,388.0 million were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 14 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of ninety days or less. We invest a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments. In addition, restricted investments also pertain to limited partnership interests in Third Point funds securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled.

Restricted cash and cash equivalents and restricted investments increased by $501.9 million, or 24.4%, to $2,557.5 million as of March 31, 2022 from $2,055.6 million as of December 31, 2021. The increase was due to an increase in investments securing reinsurance contracts and letters of credit.
For additional information on restricted cash, cash equivalents and investments, see Note 5 “Cash, cash equivalents, restricted cash and restricted investments” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
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
Operating, investing and financing cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	($ in millions)
Net cash provided by (used in) operating activities	$0.1	$(48.8)
Net cash provided by (used in) investing activities	(128.4)	624.0
Net cash provided by (used in) financing activities	(21.2)	54.6
Net increase (decrease) in cash, cash equivalents and restricted cash	(149.5)	629.8
Cash, cash equivalents and restricted cash at beginning of period	1,948.4	1,713.9
Cash, cash equivalents and restricted cash at end of period	$1,798.9	$2,343.7
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to transaction-related payments for professional and advisory fees relating to the Sirius Group acquisition in 2021.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2022 primarily relates to the increase in purchases of debt securities during the period as a result of migrating the investment portfolio from equity to fixed income that is in line with the risk appetite and the strategic priorities of SiriusPoint. Cash flows provided by investing activities for the three months ended March 31, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2022 primarily consisted of $6.8 million for payments on deposit liability contracts, $4.7 million for shares repurchased, and $4.0 million for cash dividends paid to preference shareholders. Cash flows provided by financing activities for the three months ended March 31, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group.
See Note 3 “Acquisition of Sirius Group” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the Sirius Group acquisition.

Financial Condition
As of March 31, 2022, total shareholders’ equity was $2,287.5 million, compared to $2,503.3 million as of December 31, 2021. The decrease was primarily due to a net loss of $217.0 million in the three months ended March 31, 2022.
Contractual Obligations
During the three months ended March 31, 2022, other than as disclosed in Note 12 "Loss and loss adjustment expense reserves" in our unaudited consolidated financial statements included elsewhere in this Form 10-Q with respect to an increase in our reserve for loss and loss adjustment expense reserves, Note 14 "Debt and letter of credit facilities" in our unaudited consolidated financial statements included elsewhere in this Form 10-Q with respect to our long term debt obligations and Note 19 "Commitments and contingencies" in our unaudited consolidated financial statements included elsewhere in this Form 10-Q with respect to lease agreements, there were no other material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies”, of Item 8. “Financial Statements and Supplementary Data” included in our 2021 Form 10-K.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2021, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves and (3) fair value measurements related to our investments, (4) valuation of loss and adjustment expenses reserves and intangible assets relating to the Value of Business Acquired (“VOBA”) and other intangible assets as part of the Sirius Group acquisition, and (5) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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

The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of March 31, 2022:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$2,622.8	300 bp decrease	$2,827.1	$204.3
		200 bp decrease	2,758.8	136.0
		100 bp decrease	2,690.5	67.7
		50 bp decrease	2,656.3	33.5
		50 bp increase	2,588.0	(34.8)
		100 bp increase	2,553.8	(69.0)
		200 bp increase	2,485.4	(137.4)
		300 bp increase	$2,417.0	$(205.8)
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
Equity Securities and Other Investments Price Risk
Equity Securities and Other Long-term Investments Price Risk
The carrying values of our equity securities and other long-term investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of our equity securities and other long-term investments as of March 31, 2022, the carrying value of our equity securities and other long-term investments would have increased or decreased by approximately $44.1 million and $132.3 million, pre-tax, respectively.
Investments in Related Party Investment Funds
The carrying values of our investments in related party investment funds, including TP Enhanced Fund, TP Venture Fund and the Third Point Optimized Credit portfolio are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of March 31, 2022, the carrying value of these investments would have increased or decreased by approximately $67.9 million and $203.6 million, pre-tax, respectively.
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

The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of March 31, 2022:

	10% increase	10% decrease
	($ in millions)
British Pound to U.S. dollar	$3.1	$(3.1)
Euro to U.S. dollar	2.7	(2.7)
Swedish Krona to U.S. dollar	5.1	(5.1)
Swiss Franc to U.S. dollar	1.5	(1.5)
Canadian Dollar to U.S. dollar	$(1.6)	$1.6
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part II, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended March 31, 2022:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2022 - January 31, 2022	—	$—	—	$61,295,462
February 1, 2022 - February 28, 2022	—	—	—	61,295,462
March 1, 2022 - March 31, 2022	645,047	7.26	645,047	56,610,907
Total	645,047	$7.26	645,047	$56,610,907
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the amount remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million of the Company’s outstanding common shares in the aggregate.
On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding contingent value rights (“CVRs”) and warrants, which will allow the Company to repurchase up to $56.6 million of the Company’s outstanding common shares, CVRs and warrants.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.1*	Settlement Agreement, dated as of April 6, 2022, by and between SiriusPoint Ltd. and Daniel Malloy (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2022).
10.2*	Amendment to Employment Agreement, dated as of December 3, 2021, by and between Monica Cramér Manhem and SiriusPoint Ltd.
10.3*	Employment Contract, dated as of November 11, 2021, between SiriusPoint International Insurance Corporation (publ) and Andreas Kull.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
Date: May 4, 2022
/s/ Sid Sankaran
Sid Sankaran
Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Junius
David W. Junius
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)