Form 10-Q
period 2022-06-30
SiriusPoint Ltd
filed 2022-08-03
CIK 1576018

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of August 1, 2022, the registrant had 162,346,669 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2022 and December 31, 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	June 30, 2022	December 31, 2021
Assets
Debt securities, trading, at fair value (cost - $2,320.9; 2021 - $2,099.3)	$2,210.5	$2,085.6
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2021 - N/A) (cost - $726.8; 2021 - N/A)	715.5	—
Short-term investments, at fair value (cost - $1,382.7; 2021 - $1,076.0)	1,378.0	1,075.8
Investments in related party investment funds, at fair value	318.1	909.6
Other long-term investments, at fair value (cost - $424.9; 2021 - $443.0) (includes related party investments at fair value of $242.1 (2021 - $258.2))	436.4	456.1
Equity securities, trading, at fair value (cost - $1.7; 2021 - $4.5)	1.6	2.8
Total investments	5,060.1	4,529.9
Cash and cash equivalents	746.6	999.8
Restricted cash and cash equivalents	630.6	948.6
Redemption receivable from related party investment fund	—	250.0
Due from brokers	72.8	15.9
Interest and dividends receivable	14.6	8.3
Insurance and reinsurance balances receivable, net	1,934.8	1,708.2
Deferred acquisition costs and value of business acquired, net	271.3	218.8
Unearned premiums ceded	375.6	242.8
Loss and loss adjustment expenses recoverable, net	1,257.5	1,215.3
Deferred tax asset	180.1	182.0
Intangible assets	168.0	171.9
Other assets	129.2	126.8
Total assets	$10,841.2	$10,618.3
Liabilities
Loss and loss adjustment expense reserves	$4,940.8	$4,841.4
Unearned premium reserves	1,557.2	1,198.4
Reinsurance balances payable	759.0	688.3
Deposit liabilities	143.5	150.7
Securities sold, not yet purchased, at fair value	83.4	—
Securities sold under an agreement to repurchase	17.5	—
Due to brokers	18.0	6.5
Accounts payable, accrued expenses and other liabilities	206.5	229.8
Deferred tax liability	59.2	95.4
Liability-classified capital instruments	50.7	87.8
Debt	781.3	816.7
Total liabilities	8,617.1	8,115.0
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 162,328,831; 2021 - 161,929,777)	16.2	16.2
Additional paid-in capital	1,630.3	1,622.7
Retained earnings	387.2	665.0
Accumulated other comprehensive loss, net of tax	(10.4)	(0.2)
Shareholders’ equity attributable to SiriusPoint shareholders	2,223.3	2,503.7
Noncontrolling interests	0.8	(0.4)
Total shareholders’ equity	2,224.1	2,503.3
Total liabilities, noncontrolling interests and shareholders’ equity	$10,841.2	$10,618.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2022 and 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Net premiums earned	$568.8	$452.3	$1,098.1	$697.5
Net realized and unrealized investment gains (losses)	(98.4)	23.9	(180.3)	55.4
Net realized and unrealized investment gains (losses) from related party investment funds	(60.5)	45.6	(191.5)	198.8
Net investment income	17.4	7.9	25.2	9.7
Total realized and unrealized investment gains (losses) and net investment income	(141.5)	77.4	(346.6)	263.9
Other revenues	45.8	31.8	83.0	88.7
Total revenues	473.1	561.5	834.5	1,050.1
Expenses
Loss and loss adjustment expenses incurred, net	360.3	250.9	700.4	397.8
Acquisition costs, net	123.6	105.6	232.1	174.6
Other underwriting expenses	46.1	46.5	93.3	67.3
Net corporate and other expenses	72.0	55.7	149.4	134.6
Intangible asset amortization	2.0	1.3	3.9	2.1
Interest expense	9.4	9.8	18.7	14.7
Foreign exchange (gains) losses	(56.5)	12.0	(75.9)	(0.4)
Total expenses	556.9	481.8	1,121.9	790.7
Income (loss) before income tax (expense) benefit	(83.8)	79.7	(287.4)	259.4
Income tax (expense) benefit	27.7	(9.6)	18.0	(19.4)
Net income (loss)	(56.1)	70.1	(269.4)	240.0
Net income attributable to noncontrolling interests	(0.7)	(1.6)	(0.4)	(1.6)
Net income (loss) available to SiriusPoint	(56.8)	68.5	(269.8)	238.4
Dividends on Series B preference shares	(4.0)	(4.0)	(8.0)	(5.5)
Net income (loss) available to SiriusPoint common shareholders	$(60.8)	$64.5	$(277.8)	$232.9
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(0.38)	$0.37	$(1.74)	$1.57
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(0.38)	$0.37	$(1.74)	$1.55
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	160,258,883	158,832,629	160,064,319	137,912,915
Diluted	160,258,883	160,894,216	160,064,319	139,561,196

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2022 and 2021
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Comprehensive income (loss)
Net income (loss)	$(56.1)	$70.1	$(269.4)	$240.0
Other comprehensive income (loss), net of tax
Change in foreign currency translation	(1.2)	1.1	(0.4)	1.5
Unrealized losses from debt securities held as available for sale investments	(9.8)	—	(9.8)	—
Total other comprehensive income (loss)	(11.0)	1.1	(10.2)	1.5
Comprehensive income (loss)	(67.1)	71.2	(279.6)	241.5
Net income attributable to noncontrolling interests	(0.7)	(1.6)	(0.4)	(1.6)
Comprehensive income (loss) available to SiriusPoint	$(67.8)	$69.6	$(280.0)	$239.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended June 30, 2022 and 2021
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0	$—
Issuance of preference shares, net	—	—	—	200.0
Balance, end of period	200.0	200.0	200.0	200.0
Common shares
Balance, beginning of period	16.2	16.2	16.2	9.6
Issuance of common shares, net	—	—	0.1	0.2
Issuance of common shares for Sirius Group acquisition	—	—	—	5.8
Issuance of common shares to related party	—	—	—	0.6
Common shares repurchased and retired	—	—	(0.1)	—
Balance, end of period	16.2	16.2	16.2	16.2
Additional paid-in capital
Balance, beginning of period	1,623.4	1,602.1	1,622.7	933.9
Issuance of common shares, net	—	2.2	—	2.8
Acquisition of Sirius Group	—	—	—	589.7
Issuance of common shares to related party	—	—	—	48.0
Share compensation	7.2	4.8	12.5	34.7
Common shares repurchased and retired	(0.3)	—	(4.9)	—
Balance, end of period	1,630.3	1,609.1	1,630.3	1,609.1
Retained earnings
Balance, beginning of period	448.0	788.8	665.0	620.4
Net income (loss)	(56.1)	70.1	(269.4)	240.0
Net income attributable to noncontrolling interests	(0.7)	(1.6)	(0.4)	(1.6)
Dividends on preference shares	(4.0)	(4.0)	(8.0)	(5.5)
Balance, end of period	387.2	853.3	387.2	853.3
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	0.6	0.4	(0.2)	—
Net change in foreign currency translation adjustment
Balance, beginning of period	0.6	0.4	(0.2)	—
Net change in foreign currency translation adjustment	(1.2)	1.1	(0.4)	1.5
Balance, end of period	(0.6)	1.5	(0.6)	1.5
Unrealized losses from debt securities held as available for sale investments
Balance, beginning of period	—	—	—	—
Unrealized losses from debt securities held as available for sale investments	(9.8)	—	(9.8)	—
Balance, end of period	(9.8)	—	(9.8)	—
Balance, end of period	(10.4)	1.5	(10.4)	1.5
Shareholders’ equity attributable to SiriusPoint shareholders	2,223.3	2,680.1	2,223.3	2,680.1
Noncontrolling interests	0.8	3.3	0.8	3.3
Total shareholders’ equity	$2,224.1	$2,683.4	$2,224.1	$2,683.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2022 and 2021
(expressed in millions of U.S. dollars)

	2022	2021
Operating activities
Net income (loss)	$(269.4)	$240.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	18.9	9.3
Net interest expense on deposit liabilities	1.1	1.8
Net realized and unrealized (gain) loss on investments and derivatives	163.2	(61.8)
Net realized and unrealized (gain) loss on investment in related party investment funds	191.5	(198.8)
Other revenues	(37.2)	(63.9)
Amortization of premium and accretion of discount, net	8.6	3.7
Amortization of intangible assets	3.9	2.1
Depreciation and other amortization	2.6	3.0
Other items, net	(46.0)	(0.4)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(224.5)	127.4
Deferred acquisition costs and value of business acquired, net	(52.5)	4.4
Unearned premiums ceded	(132.8)	(37.5)
Loss and loss adjustment expenses recoverable, net	(42.2)	(41.5)
Deferred tax asset/liability	(34.3)	13.5
Other assets	(5.0)	9.7
Interest and dividends receivable	(6.3)	(2.2)
Loss and loss adjustment expense reserves	99.4	(8.9)
Unearned premium reserves	358.8	53.3
Reinsurance balances payable	70.7	60.1
Accounts payable, accrued expenses and other liabilities	(23.3)	(100.9)
Net cash provided by operating activities	45.2	12.4
Investing activities
Proceeds from redemptions from related party investment funds	654.0	—
Contributions to related party investment funds	(4.0)	—
Purchases of investments	(2,915.7)	(1,047.2)
Proceeds from sales and maturities of investments	1,705.7	1,165.4
Change in due to/from brokers, net	(45.4)	70.5
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	—	631.9
Net cash provided by (used in) investing activities	(605.4)	820.6
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	—	50.8
Taxes paid on withholding shares	(6.5)	(0.3)
Purchases of SiriusPoint common shares under share repurchase program	(5.0)	—
Proceeds from loans under an agreement to repurchase	17.5	—
Cash dividends paid to preference shareholders	(8.0)	(4.2)
Net payments on deposit liability contracts	(9.8)	(6.2)
Change in total noncontrolling interests, net	0.8	—
Net cash provided by (used in) financing activities	(11.0)	40.1
Net increase (decrease) in cash, cash equivalents and restricted cash	(571.2)	873.1
Cash, cash equivalents and restricted cash at beginning of period	1,948.4	1,713.9
Cash, cash equivalents and restricted cash at end of period	$1,377.2	$2,587.0

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Form 10-Q should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022.
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
The results for the six months ended June 30, 2022 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
Other than described below, there have been no material changes to the Company’s significant accounting policies as described in its 2021 Form 10-K.
Debt securities available for sale
The Company has elected to classify debt securities purchased on or after April 1, 2022 as available for sale (“AFS”). These securities are held at fair value, net of an allowance for credit losses. Any decline in fair value related to AFS debt securities that is believed to arise from factors other than credit is recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity.
Recently issued accounting standards
Issued but not yet effective as of June 30, 2022
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendment clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.
Revision
In the fourth quarter of 2021, the Company identified an understatement of the bargain purchase gain recorded in the first quarter of 2021 related to the acquisition of Sirius Group which understated income before income tax expense and net income available to SiriusPoint common shareholders by $37.5 million. Amounts for the six months ended June 30, 2021 were revised to correct for the previously reported understatement of income. This revision had no impact on the previously reported total shareholders’ equity attributable to SiriusPoint shareholders.
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
We recognized a bargain purchase gain of $50.4 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The gain from bargain purchase is included in other revenues in the consolidated statements of income for the three and six months ended June 30, 2021. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base. Refer to the 2021 Form 10-K for additional information on this acquisition.
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
During the six months ended June 30, 2022, the Company did not declare or pay dividends to holders of Series A Preference Shares.
Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares will be subject to a conversion ratio calculation, which will be based on ultimate COVID-19 losses along with other measurement criteria, to convert to the Company’s common shares.
Series A Preference Shares are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recorded gains of $12.8 million and $19.4 million, respectively, from the change in fair value of the Series A Preference Shares. As of June 30, 2022, the fair value of the Series A Preference Shares is $1.0 million.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger warrants”). As of June 30, 2022, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recorded gains of $18.0 million and

$22.8 million, respectively, from the change in fair value of the Merger warrants. As of June 30, 2022, the estimated fair value of the Merger warrants is $9.7 million.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private warrants”) by Sirius Group to certain counterparties.
The Private warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recorded gains of $0.6 million and $3.2 million, respectively, from the change in fair value of the Private warrants. The Private warrants have no estimated fair value as of June 30, 2022.
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
The Sirius Group Public Warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended June 30, 2022, there was no change in the fair value of the Sirius Group Public Warrants. During the six months ended June 30, 2022, the Company recorded a gain of $1.1 million from the change in fair value of the Sirius Group Public Warrants. The Sirius Group Public Warrants have no estimated fair value as of June 30, 2022.
Upside Rights
On February 26, 2021, the Company issued Upside Rights with respect to the consideration price of the Sirius Group acquisition. The Upside Rights expired without any value on February 26, 2022.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement with respect to the consideration price of the Sirius Group acquisition. The contingent value rights (“CVRs”) are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recorded losses of $6.1 million and $9.4 million, respectively, from the change in fair value of the CVRs. As of June 30, 2022, the fair value of the CVRs is $40.0 million. The CVRs became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021.
Financial results
The following table summarizes the results of Sirius Group that have been included in the Company's consolidated statement of income for the six months ended June 30, 2021:

For the period from February 26, 2021 to June 30, 2021
Total revenues	$536.5
Net income	$74.0
Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the three and six months ended June 30, 2021 and assumes the acquisition of Sirius Group occurred on January 1, 2021. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2021 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as such costs cannot be determined at this time.

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Total revenues	$561.5	$1,226.2
Net income	$76.7	$242.5
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
4. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments: Reinsurance and Insurance & Services. The Company’s segments each have managers who are responsible for the overall profitability of their segments and who are directly accountable to the Company’s chief operating decision maker, the Chief Executive Officer ("CEO"). The CEO assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Segment income (loss). The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
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
The Company makes both controlling and non-controlling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”).
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

The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$378.3	$433.9	$812.2	$—	$0.4	$—	$812.6
Net premiums written	321.5	301.4	622.9	—	0.1	—	623.0
Net premiums earned	319.5	244.3	563.8	—	5.0	—	568.8
Loss and loss adjustment expenses incurred, net	204.7	154.8	359.5	(1.1)	1.9	—	360.3
Acquisition costs, net	86.3	63.9	150.2	(26.8)	0.2	—	123.6
Other underwriting expenses	28.7	15.8	44.5	—	1.6	—	46.1
Underwriting income (loss)	(0.2)	9.8	9.6	27.9	1.3	—	38.8
Services revenue	—	56.6	56.6	(36.7)	—	(19.9)	—
Services expenses	—	44.8	44.8	—	—	(44.8)	—
Net services fee income	—	11.8	11.8	(36.7)	—	24.9	—
Services noncontrolling income	—	(0.7)	(0.7)	—	—	0.7	—
Net investment losses from Strategic Investments	—	(0.5)	(0.5)	—	—	0.5	—
Net services income	—	10.6	10.6	(36.7)	—	26.1	—
Segment income (loss)	(0.2)	20.4	20.2	(8.8)	1.3	26.1	38.8
Net realized and unrealized investment losses					(97.9)	(0.5)	(98.4)
Net realized and unrealized investment losses from related party investment funds					(60.5)	—	(60.5)
Net investment income					17.4	—	17.4
Other revenues					25.9	19.9	45.8
Net corporate and other expenses					(27.2)	(44.8)	(72.0)
Intangible asset amortization					(2.0)	—	(2.0)
Interest expense					(9.4)	—	(9.4)
Foreign exchange gains					56.5	—	56.5
Income (loss) before income tax benefit	$(0.2)	$20.4	20.2	(8.8)	(95.9)	0.7	(83.8)
Income tax benefit			—	—	27.7	—	27.7
Net income (loss)			20.2	(8.8)	(68.2)	0.7	(56.1)
Net income attributable to noncontrolling interest			—	—	—	(0.7)	(0.7)
Net income (loss) available to SiriusPoint			$20.2	$(8.8)	$(68.2)	$—	$(56.8)

Underwriting Ratios: (1)
Loss ratio	64.1%	63.4%	63.8%				63.3%
Acquisition cost ratio	27.0%	26.2%	26.6%				21.7%
Other underwriting expenses ratio	9.0%	6.5%	7.9%				8.1%
Combined ratio	100.1%	96.1%	98.3%				93.1%
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

	Three months ended June 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$377.6	$196.5	$574.1	$—	$(25.4)	$—	$548.7
Net premiums written	322.7	145.0	467.7	—	(22.7)	—	445.0
Net premiums earned	336.6	131.4	468.0	—	(15.7)	—	452.3
Loss and loss adjustment expenses incurred, net	194.0	79.0	273.0	(0.7)	(21.4)	—	250.9
Acquisition costs, net	79.8	41.6	121.4	(15.4)	(0.4)	—	105.6
Other underwriting expenses	34.4	7.9	42.3	—	4.2	—	46.5
Underwriting income	28.4	2.9	31.3	16.1	1.9	—	49.3
Services revenue	—	33.9	33.9	(19.9)	—	(14.0)	—
Services expenses	—	30.0	30.0	—	—	(30.0)	—
Net services fee income	—	3.9	3.9	(19.9)	—	16.0	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net investment gains from Strategic Investments	0.4	6.1	6.5	—	—	(6.5)	—
Net services income	0.4	8.4	8.8	(19.9)	—	11.1	—
Segment income	28.8	11.3	40.1	(3.8)	1.9	11.1	49.3
Net realized and unrealized investment gains					17.4	6.5	23.9
Net realized and unrealized investment gains from related party investment funds					45.6	—	45.6
Net investment income					7.9	—	7.9
Other revenues					17.8	14.0	31.8
Net corporate and other expenses					(25.7)	(30.0)	(55.7)
Intangible asset amortization					(1.3)	—	(1.3)
Interest expense					(9.8)	—	(9.8)
Foreign exchange losses					(12.0)	—	(12.0)
Income before income tax expense	$28.8	$11.3	40.1	(3.8)	41.8	1.6	79.7
Income tax expense			—	—	(9.6)	—	(9.6)
Net income			40.1	(3.8)	32.2	1.6	70.1
Net income attributable to noncontrolling interest			—	—	—	(1.6)	(1.6)
Net income available to SiriusPoint			$40.1	$(3.8)	$32.2	$—	$68.5

Underwriting Ratios: (1)
Loss ratio	57.6%	60.1%	58.3%				55.5%
Acquisition cost ratio	23.7%	31.7%	25.9%				23.3%
Other underwriting expenses ratio	10.2%	6.0%	9.0%				10.3%
Combined ratio	91.5%	97.8%	93.2%				89.1%
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

	Six months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$902.5	$917.4	$1,819.9	$—	$2.4	$—	$1,822.3
Net premiums written	696.4	638.9	1,335.3	—	1.6	—	1,336.9
Net premiums earned	627.1	457.1	1,084.2	—	13.9	—	1,098.1
Loss and loss adjustment expenses incurred, net	399.2	288.8	688.0	(2.3)	14.7	—	700.4
Acquisition costs, net	166.2	117.4	283.6	(52.4)	0.9	—	232.1
Other underwriting expenses	58.8	31.5	90.3	—	3.0	—	93.3
Underwriting income (loss)	2.9	19.4	22.3	54.7	(4.7)	—	72.3
Services revenue	—	113.4	113.4	(67.5)	—	(45.9)	—
Services expenses	—	88.1	88.1	—	—	(88.1)	—
Net services fee income	—	25.3	25.3	(67.5)	—	42.2	—
Services noncontrolling loss	—	0.1	0.1	—	—	(0.1)	—
Net investment losses from Strategic Investments	—	(0.8)	(0.8)	—	—	0.8	—
Net services income	—	24.6	24.6	(67.5)	—	42.9	—
Segment income (loss)	2.9	44.0	46.9	(12.8)	(4.7)	42.9	72.3
Net realized and unrealized investment losses					(179.5)	(0.8)	(180.3)
Net realized and unrealized investment losses from related party investment funds					(191.5)	—	(191.5)
Net investment income					25.2	—	25.2
Other revenues					37.1	45.9	83.0
Net corporate and other expenses					(61.3)	(88.1)	(149.4)
Intangible asset amortization					(3.9)	—	(3.9)
Interest expense					(18.7)	—	(18.7)
Foreign exchange gains					75.9	—	75.9
Income (loss) before income tax benefit	$2.9	$44.0	46.9	(12.8)	(321.4)	(0.1)	(287.4)
Income tax benefit			—	—	18.0	—	18.0
Net income (loss)			46.9	(12.8)	(303.4)	(0.1)	(269.4)
Net income attributable to noncontrolling interests			—	—	(0.5)	0.1	(0.4)
Net income (loss) available to SiriusPoint			$46.9	$(12.8)	$(303.9)	$—	$(269.8)

Underwriting Ratios: (1)
Loss ratio	63.7%	63.2%	63.5%				63.8%
Acquisition cost ratio	26.5%	25.7%	26.2%				21.1%
Other underwriting expenses ratio	9.4%	6.9%	8.3%				8.5%
Combined ratio	99.6%	95.8%	98.0%				93.4%
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

	Six months ended June 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$536.3	$387.4	$923.7	$—	$(19.2)	$—	$904.5
Net premiums written	484.2	284.6	768.8	—	(24.3)	—	744.5
Net premiums earned	536.4	174.1	710.5	—	(13.0)	—	697.5
Loss and loss adjustment expenses incurred, net	302.2	107.6	409.8	(0.9)	(11.1)	—	397.8
Acquisition costs, net	138.7	55.8	194.5	(21.1)	1.2	—	174.6
Other underwriting expenses	50.5	9.2	59.7	—	7.6	—	67.3
Underwriting income (loss)	45.0	1.5	46.5	22.0	(10.7)	—	57.8
Services revenue	—	52.1	52.1	(27.3)	—	(24.8)	—
Services expenses	—	40.6	40.6	—	—	(40.6)	—
Net services fee income	—	11.5	11.5	(27.3)	—	15.8	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net investment gains from Strategic Investments	0.3	41.3	41.6	—	—	(41.6)	—
Net services income	0.3	51.2	51.5	(27.3)	—	(24.2)	—
Segment income (loss)	45.3	52.7	98.0	(5.3)	(10.7)	(24.2)	57.8
Net realized and unrealized investment gains					13.8	41.6	55.4
Net realized and unrealized investment gains from related party investment funds					198.8	—	198.8
Net investment income					9.7	—	9.7
Other revenues					63.9	24.8	88.7
Net corporate and other expenses					(94.0)	(40.6)	(134.6)
Intangible asset amortization					(2.1)	—	(2.1)
Interest expense					(14.7)	—	(14.7)
Foreign exchange gains					0.4	—	0.4
Income before income tax expense	$45.3	$52.7	98.0	(5.3)	165.1	1.6	259.4
Income tax expense			—	—	(19.4)	—	(19.4)
Net income			98.0	(5.3)	145.7	1.6	240.0
Net income attributable to noncontrolling interests			—	—	—	(1.6)	(1.6)
Net income available to SiriusPoint			$98.0	$(5.3)	$145.7	$—	$238.4

Underwriting Ratios: (1)
Loss ratio	56.3%	61.8%	57.7%				57.0%
Acquisition cost ratio	25.9%	32.1%	27.4%				25.0%
Other underwriting expenses ratio	9.4%	5.3%	8.4%				9.6%
Combined ratio	91.6%	99.2%	93.5%				91.6%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$746.6	$999.8
Restricted cash securing letter of credit facilities (1)	532.1	500.2
Restricted cash securing reinsurance contracts (2)	80.1	431.8
Restricted cash held by managing general underwriters	18.4	16.6
Total cash, cash equivalents and restricted cash (3)	1,377.2	1,948.4
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	1,822.1	1,107.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,199.3	$3,055.4
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$672.5	$—	$672.5
Residential mortgage-backed securities	—	292.5	—	292.5
Commercial mortgage-backed securities	—	126.3	—	126.3
Corporate debt securities	—	667.2	—	667.2
U.S. government and government agency	312.1	11.8	—	323.9
Non-U.S. government and government agency	17.6	107.3	—	124.9
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	329.7	1,877.6	3.2	2,210.5
Asset-backed securities	—	125.1	—	125.1
Residential mortgage-backed securities	—	112.0	—	112.0
Commercial mortgage-backed securities	—	14.3	—	14.3
Corporate debt securities	—	157.7	—	157.7
U.S. government and government agency	291.5	—	—	291.5
Non-U.S. government and government agency	2.8	12.1	—	14.9
Total debt securities, available for sale	294.3	421.2	—	715.5
Fixed income mutual funds	1.5	—	—	1.5
Common stocks	0.1	—	—	0.1
Total equity securities	1.6	—	—	1.6
Short-term investments	1,218.0	160.0	—	1,378.0
Other long-term investments	—	—	318.1	318.1
Derivative assets	—	—	(2.4)	(2.4)
	$1,843.6	$2,458.8	$318.9	4,621.3
Investments in funds valued at NAV				436.4
Total assets				$5,057.7
Liabilities
Total securities sold, not yet purchased	$83.4	$—	$—	$83.4
Securities sold under an agreement to repurchase	—	17.5	—	17.5
Liability-classified capital instruments	—	40.0	10.7	50.7
Derivative liabilities	—	—	5.0	5.0
Total liabilities	$83.4	$57.5	$15.7	$156.6

	December 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$513.1	$—	$513.1
Residential mortgage-backed securities	—	301.9	—	301.9
Commercial mortgage-backed securities	—	147.3	—	147.3
Corporate debt securities	—	602.6	—	602.6
U.S. Government and government agency	360.9	24.5	—	385.4
Non-U.S. government and government agency	17.8	114.5	—	132.3
U.S. States, municipalities, and political subdivision	—	0.2	—	0.2
Preferred stocks	—	—	2.8	2.8
Total debt securities, trading	378.7	1,704.1	2.8	2,085.6
Fixed income mutual funds	2.1	—	—	2.1
Common stocks	0.7	—	—	0.7
Total equity securities	2.8	—	—	2.8
Short-term investments	1,073.2	2.6	—	1,075.8
Other long-term investments	—	—	336.9	336.9
Derivative assets	0.2	—	0.4	0.6
	$1,454.9	$1,706.7	$340.1	3,501.7
Investments in funds valued at NAV				1,028.8
Total assets				$4,530.5
Liabilities
Liability-classified capital instruments	$—	$30.6	$57.2	$87.8
Derivative liabilities	—	—	3.2	3.2
Total liabilities	$—	$30.6	$60.4	$91.0
During the six months ended June 30, 2022, the Company did not reclassify its assets or liabilities between Levels 2 and 3. (December 31, 2021 - no reclassifications)
Valuation techniques
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
Investments measured using Net Asset Value
The Company generally values its investments in limited partnerships, including its investments in related party investment funds, at fair value. The Company has elected the practical expedient for fair value for these investments which is estimated based on the Company’s share of the net asset value (“NAV”) of the limited partnerships, as provided by the independent fund administrator, as the Company believes it represents the most meaningful measurement basis for the investment assets and liabilities. The NAV represents the Company’s proportionate interest in the members’ equity of the limited partnerships.
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
For Strategic Investments carried at fair value, management either engages a third-party valuation specialist to assist in determination of the fair value based on commonly accepted valuation methods (i.e., income approach, market approach) as of the valuation date or performs valuation internally. In addition, investors’ fair value analyses prepared by third party valuation specialists working with Strategic Investment operating management are referenced where available.
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

The following table presents the reconciliation of all investments at fair value using Level 3 inputs for the three and six months ended June 30, 2022:

	April 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	Change in Unrealized Gains (Losses) in OCI	June 30, 2022
Assets
Preferred stocks	$3.3	$—	$—	$—	$(0.1)	$—	$3.2
Other long-term investments	315.3	—	19.8	(16.3)	(0.7)	—	318.1
Derivative assets	(2.4)	—	0.6	(0.9)	0.3	—	(2.4)
Total assets	$316.2	$—	$20.4	$(17.2)	$(0.5)	$—	$318.9
Liabilities
Liability-classified capital instruments	$(42.1)	$—	$—	$—	$31.4	$—	$(10.7)
Derivative liabilities	(4.8)	—	5.0	—	(5.2)	—	(5.0)
Total liabilities	$(46.9)	$—	$5.0	$—	$26.2	$—	$(15.7)

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	Change in Unrealized Gains (Losses) in OCI	June 30, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$0.4	$—	$3.2
Other long-term investments	336.9	(40.6)	54.0	(26.3)	(5.9)	—	318.1
Derivative assets	0.4	—	0.6	(2.6)	(0.8)	—	(2.4)
Total assets	$340.1	$(40.6)	$54.6	$(28.9)	$(6.3)	$—	$318.9
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$46.5	$—	$(10.7)
Derivative liabilities	(3.2)	—	3.1	—	(4.9)	—	(5.0)
Total liabilities	$(60.4)	$—	$3.1	$—	$41.6	$—	$(15.7)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total realized and unrealized investment gains (losses) and net investment income in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income (loss).

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2021:

	April 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2021
Assets
Preferred stocks	$2.8	$—	$10.0	$—	$—	$—	$12.8
Other long-term investments	311.2	—	14.1	—	(4.9)	1.7	322.1
Derivative assets	3.2	—	—	—	(0.3)	2.3	5.2
Loan participations	32.8	—	3.9	—	(0.2)	—	36.5
Total assets	$350.0	$—	$28.0	$—	$(5.4)	$4.0	$376.6
Liabilities
Liability-classified capital instruments	$(135.0)	$27.0	$(2.6)	$—	$—	$11.3	$(99.3)
Contingent consideration	(1.5)	—	—	—	—	—	(1.5)
Derivative liabilities	(3.5)	—	—	—	—	(0.2)	(3.7)
Total liabilities	$(140.0)	$27.0	$(2.6)	$—	$—	$11.1	$(104.5)

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2021
Assets
Preferred stocks	$—	$—	$10.0	$2.8	$—	$—	$12.8
Other long-term investments	4.0	—	27.7	259.0	(5.9)	37.3	322.1
Derivative assets	1.2	—	—	0.3	(0.3)	4.0	5.2
Loan participations	—	—	3.9	32.8	(0.2)	—	36.5
Total assets	$5.2	$—	$41.6	$294.9	$(6.4)	$41.3	$376.6
Liabilities
Liability-classified capital instruments	$—	$27.0	$(137.6)	$—	$—	$11.3	$(99.3)
Contingent consideration liabilities	—	—	—	(0.7)	—	(0.8)	(1.5)
Derivative liabilities	(1.0)	—	—	(2.0)	—	(0.7)	(3.7)
Total liabilities	$(1.0)	$27.0	$(137.6)	$(2.7)	$—	$9.8	$(104.5)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total realized and unrealized investment gains (losses) and net investment income in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income (loss).
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
Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at June 30, 2022 and December 31, 2021, due to their respective short maturities.

The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2022 and December 31, 2021. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$263.0	$261.5	$302.3	$296.3
2016 Senior Notes	372.0	405.4	412.8	406.0
2015 Senior Notes	117.4	114.5	120.5	114.4
Series B preference shares	$186.4	$200.0	$220.9	$200.0
7. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities held for trading, debt securities available for sale, short-term investments, equity securities, and other long-term investments which are classified as trading securities with the exception of debt securities held as available for sale. Realized investment gains and losses on debt securities are reported in pre-tax revenues. Unrealized investment gains and losses on debt securities are reported based on classification. Trading securities flow through pre-tax revenues whereas securities classified as available for sale flow through other comprehensive income (loss).
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses (2)	Net foreign currency losses	Fair value
Debt securities, trading
Asset-backed securities	$689.5	$0.1	$(17.1)	$—	$672.5
Residential mortgage-backed securities	319.0	—	(26.5)	—	292.5
Commercial mortgage-backed securities	138.6	—	(12.3)	—	126.3
Corporate debt securities	708.8	—	(31.1)	(10.5)	667.2
U.S. government and government agency (1)	331.2	—	(7.3)	—	323.9
Non-U.S. government and government agency	131.3	—	(1.8)	(4.6)	124.9
Preferred stocks	2.5	0.7	—	—	3.2
Total debt securities, trading	$2,320.9	$0.8	$(96.1)	$(15.1)	$2,210.5
Debt securities, available for sale
Asset-backed securities	$127.2	$—	$(2.1)	$—	$125.1
Residential mortgage-backed securities	112.5	0.2	(0.7)	—	112.0
Commercial mortgage-backed securities	14.7	—	(0.4)	—	14.3
Corporate debt securities	164.2	0.1	(6.4)	(0.2)	157.7
U.S. government and government agency(1)	293.1	—	(1.6)	—	291.5
Non-U.S. government and government agency	15.1	0.5	—	(0.7)	14.9
Total debt securities, available for sale(3)	$726.8	$0.8	$(11.2)	$(0.9)	$715.5
(1)The Company had $83.4 million of short positions in long duration U.S. Treasuries as of June 30, 2022. These amounts are included in securities sold, not yet purchased, at fair value, in the consolidated balance sheets.
(2)As of June 30, 2022, all debt securities classified as available for sale that are in a gross unrealized loss position have been in a gross unrealized loss position for less than 12 months.
(3)As of June 30, 2022, the Company did not record an allowance for credit losses on the AFS portfolio.

	December 31, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Asset-backed securities	$512.6	$0.9	$(0.4)	$—	$513.1
Residential mortgage-backed securities	306.5	—	(4.6)	—	301.9
Commercial mortgage-backed securities	148.4	0.6	(1.7)	—	147.3
Corporate debt securities	605.5	0.6	(3.5)	—	602.6
U.S. government and government agency (1)	388.1	0.1	(2.8)	—	385.4
Non-U.S. government and government agency	135.4	0.3	(2.6)	(0.8)	132.3
U.S. states, municipalities and political subdivision	0.2	—	—	—	0.2
Preferred stocks	2.6	0.2	—	—	2.8
Total debt securities, trading (2)	$2,099.3	$2.7	$(15.6)	$(0.8)	$2,085.6
(1)The Company had no short positions in long duration U.S. Treasuries as of December 31, 2021.
(2)As of December 31, 2021, there were no debt securities classified as available for sale.
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of June 30, 2022 was approximately 1.7 years, including short-term investments, and approximately 2.3 years excluding short-term investments (December 31, 2021 - 1.6 years and 2.3 years, respectively).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading (“trading”) and AFS as of June 30, 2022 and December 31, 2021 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2022				December 31, 2021
	Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$189.4	$187.8	$21.3	$18.4	$145.6	$145.1
Due after one year through five years	804.0	770.5	369.2	366.9	870.4	862.4
Due after five years through ten years	119.4	107.5	71.3	68.9	69.6	68.6
Due after ten years	58.4	50.2	10.5	9.9	43.6	44.4
Mortgage-backed and asset-backed securities	1,147.2	1,091.3	254.5	251.4	967.5	962.3
Preferred stocks	2.5	3.2	—	—	2.6	2.8
Total debt securities (1)	$2,320.9	$2,210.5	$726.8	$715.5	$2,099.3	$2,085.6
(1) As of December 31, 2021, there were no debt securities classified as available for sale.

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$707.6	$102.5	$696.4
AA	801.0	414.9	884.1
A	336.1	50.4	278.5
BBB	242.3	73.3	153.1
Other	123.5	74.4	73.5
Total debt securities (1)(2)	$2,210.5	$715.5	$2,085.6
(1)Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor's ("S&P") and (2) Moody's Investors Service.
(2)As of December 31, 2021, there were no debt securities classified as available for sale.
As of June 30, 2022, the above totals included $66.8 million of sub-prime securities. Of this total, $37.3 million was rated AAA, $27.4 million rated AA, $1.7 million rated A and $0.5 million unrated. As of December 31, 2021, the above totals included $51.8 million of sub-prime securities. Of this total, $35.1 million was rated AAA, $16.1 million rated AA and $0.6 million rated A.
Debt securities classified as available for sale
For debt securities classified as available for sale for which a decline in the fair value between the amortized cost is due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding impact to the consolidated statements of income (loss). The allowance is limited to the difference between amortized cost and fair value. A credit losses impairment assessment is performed on securities with both quantitative and qualitative factors. Qualitative factors include significant declines in fair value below amortized cost. Additionally, a qualitative assessment is also performed over debt securities to evaluate potential credit losses. Examples of qualitative indicators include issuer credit downgrades as well as changes to credit spreads.
Declines in fair value related to a debt security that does not relate to a credit loss is recorded as a component of accumulated other comprehensive income (loss).
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$1.7	$(0.1)	$(0.1)	$0.1	$1.6
Other long-term investments	$424.9	$26.0	$(16.9)	$2.4	$436.4

	December 31, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
Equity securities	$4.5	$0.1	$(2.0)	$0.2	$2.8
Other long-term investments	$443.0	$28.9	$(16.8)	$1.0	$456.1
Equity securities at fair value consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Fixed income mutual funds	$1.5	$2.1
Common stocks	0.1	0.7
Total equity securities	$1.6	$2.8

The carrying value of other long-term investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Hedge funds and private equity funds (1)	$134.3	$195.7
Strategic Investments (2)	261.7	215.3
Limited liability companies and private equity securities (2)	40.4	45.1
Total other long-term investments	$436.4	$456.1
(1)Includes $112.8 million of investments carried at NAV (December 31, 2021 - $115.2 million) and $21.5 million of investments classified as Level 3 (December 31, 2021 - $80.5 million) within the fair value hierarchy.
(2)As of June 30, 2022, the Company had $9.4 million of unfunded commitments relating to these investments (December 31, 2021 - $13.8 million).
Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$10.6	$—	$19.8	$—
Distressed mortgage credit	13.0	—	24.6	—
Private credit	25.5	—	24.2	—
Other	0.9	—	1.7	—
Total hedge funds	50.0	—	70.3	—
Private equity funds
Energy infrastructure & services	41.6	5.3	48.4	19.0
Multi-sector	7.5	5.1	10.1	5.1
Healthcare	16.0	0.3	31.0	2.2
Life settlement	14.5	—	12.9	—
Manufacturing/Industrial	—	—	19.9	—
Private equity secondaries	0.6	0.4	0.5	0.4
Other	4.1	—	2.6	—
Total private equity funds	84.3	11.1	125.4	26.7
Total hedge and private equity funds included in other long-term investments	$134.3	$11.1	$195.7	$26.7
(1)The table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund. See “Investments in related party investment funds” below for additional information.
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

The following summarizes the June 30, 2022 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.1	$10.7	$12.9	$—	$23.7
Semi-annual	—	—	0.4	—	—	0.4
Annual	—	—	—	0.4	25.5	25.9
Total	$—	$0.1	$11.1	$13.3	$25.5	$50.0
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. As of June 30, 2022, $31.2 million in distributions were outstanding from these investments.
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
As of June 30, 2022, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up or commitment period remaining	$51.4	$16.0	$16.9	$84.3
Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Third Point Enhanced LP	$288.6	$878.2
Third Point Venture Offshore Fund I LP	29.5	31.4
Investments in related party investment funds, at fair value	$318.1	$909.6
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
The 2020 LPA was amended and restated to, among other things:
•add the right to withdraw the Company’s capital accounts in TP Enhanced Fund as of any month-end in accordance with an agreed withdrawal schedule to be reinvested in, or contractually committed to, the Third Point Optimized Credit portfolio (the “TPOC Portfolio”), or other Third Point strategies (“TPE Withdrawn Amounts”);
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
As of June 30, 2022, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of June 30, 2022, the Company had $8.7 million of unfunded commitments related to TP Venture Fund. As of June 30, 2022, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
8. Total realized and unrealized investment gains (losses) and net investment income
Total realized and unrealized investment gains (losses) and net investment income for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Debt securities, trading	$(60.9)	$18.1	$(120.2)	$10.3
Debt securities, available for sale	2.9	—	2.9	—
Short-term investments	(0.9)	1.6	(2.6)	1.6
Equity securities	(0.3)	(0.2)	(0.4)	0.1
Other long-term investments	(0.6)	13.2	(1.6)	62.4
Net realized and unrealized investment gains (losses) from related party investment funds	(60.5)	45.6	(191.5)	198.8
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	(120.3)	78.3	(313.4)	273.2
Other investment expenses	(3.4)	(3.5)	(7.4)	(4.5)
Net investment income (loss) on cash and cash equivalents	(17.8)	2.6	(25.8)	(4.8)
Total realized and unrealized investment gains (losses) and net investment income	$(141.5)	$77.4	$(346.6)	$263.9
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross realized gains	$12.2	$5.2	$23.5	$24.5
Gross realized losses	(47.4)	(6.8)	(61.2)	(7.2)
Net realized (losses) gains on investments	(35.2)	(1.6)	(37.7)	17.3
Net unrealized gains (losses) on investments	(63.2)	25.5	(142.6)	38.1
Net realized and unrealized gains (losses) on investments (1) (2)	$(98.4)	$23.9	$(180.3)	$55.4
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains of $0.3 million and $0.8 million, respectively, from related party investments included in other long-term investments for the three and six months ended June 30, 2022 (2021 - $(0.7) million and $44.2 million, respectively).

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Debt securities, trading	$(18.0)	$1.7	$(22.2)	$8.0
Debt securities, available for sale	0.2	—	0.2	—
Short-term investments	0.1	—	(0.1)	—
Equity securities	—	(0.4)	(2.3)	—
Other long-term investments	(2.1)	0.7	(1.8)	10.6
Net investment loss on cash and cash equivalents	(15.4)	(3.6)	(11.5)	(1.3)
Net realized investment gains (losses) (1)	$(35.2)	$(1.6)	$(37.7)	$17.3
(1)Includes realized losses due to foreign currency of $(15.5) million and $(11.6) million, respectively, for the three and six months ended June 30, 2022 (2021 - $(3.6) million and $(1.5) million, respectively).
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Debt securities, trading (1)	$(57.0)	$8.7	$(121.1)	$(8.2)
Short-term investments	(2.6)	0.5	(4.6)	0.5
Equity securities	(0.3)	0.2	1.8	0.1
Other long-term investments	0.4	9.8	(2.8)	49.1
Net investment income (loss) on cash and cash equivalents	(3.7)	6.2	(15.9)	(3.5)
Net unrealized investment gains (losses) (2)	$(63.2)	$25.5	$(142.6)	$38.1
(1)Includes unrealized gains (losses) excluding foreign currency, of $(43.8) million and $(103.9) million, respectively, for the three and six months ended June 30, 2022, (2021 - $10.7 million and $(6.2) million, respectively).
(2)Includes unrealized gains (losses) due to foreign currency of $(18.8) million and $(33.6) million, respectively, for the three and six months ended June 30, 2022 (2021 - $10.7 million and $(5.6) million, respectively).
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Debt securities, trading	$—	$—	$0.5	$—
Other long-term investments	1.6	2.7	(2.3)	38.3
Total unrealized investment gains (losses) – Level 3 investments	$1.6	$2.7	$(1.8)	$38.3
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

The following table presents the components of other long-term investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Equity method eligible unconsolidated entities, using the fair value option (1) (3)	$216.7	$225.3
Equity method investments	25.5	26.7
Other unconsolidated investments, at fair value (2)	142.2	198.0
Other unconsolidated investments, at cost (3)	52.0	6.0
Total other long-term investments	$436.4	$456.1
(1)The table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are equity method eligible but are carried outside of other long-term investments. See Notes 7 and 11 for additional information on these related party investment funds.
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
The Company has historically elected the fair value option to account for its equity method eligible investments in order to be consistent with the remainder of its investments portfolio which was accounted for at fair value. Prospectively, the Company no longer expects to exercise the fair value option for the majority of its new equity method eligible investments. The following table presents the Company’s significant equity method investee entities under fair value option in which it holds 20 percent or more (5 percent or more for limited partnerships and limited liability companies) of the ownership interest as of June 30, 2022:

	June 30, 2022		December 31, 2021
Investee (1)	Fair value	Ownership interest	Fair value	Ownership interest	Instrument held
BE Reinsurance Limited	$14.8	24.9%	$15.2	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	16.0	73.0%	16.6	73.0%	Units
Diamond LS I LP	8.9	15.3%	7.1	15.3%	Units
Gateway Fund LP	5.4	18.1%	4.0	18.1%	Units
Monarch Alternative Capital, LP	5.5	12.8%	5.7	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	21.2	18.3%	20.1	18.3%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	13.8	12.2%	13.4	12.2%	Units
Great Bay LLC	1.0	11.1%	1.0	11.1%	Units
Tuckerman Capital V LP	—	—%	11.3	42.1%	Units
Tuckerman Capital V Co-Investment I LP	$—	—%	$8.6	47.3%	Units
(1)The table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund. See Notes 7 and 11 for additional information on these related party investment funds.
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
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within other revenues. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of June 30, 2022. The Company does not provide or hold any collateral associated with the weather derivatives.
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
Interest rate cap
The Company entered into an interest rate swap ("Interest rate cap") that matured on June 30, 2022 with two financial institutions where it paid an upfront premium and in return receives a series of quarterly payments based on the 3-month London Interbank Offered Rate (“LIBOR”) at the time of payment. Changes in fair value are recognized as unrealized gains or losses and are presented within net investment income.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as at June 30, 2022:

	June 30, 2022			December 31, 2021
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency swaps	$—	$—	$—	$—	$1.7	$40.0
Foreign currency forwards	0.5	(1.0)	118.8	—	1.3	83.6
Foreign currency futures contracts	—	—	263.7	0.2	—	133.9
Weather derivatives	(2.1)	—	9.9	—	0.8	6.2
Equity warrants	—	—	—	0.1	—	0.1
Interest rate cap	$—	$—	$—	$—	$—	$250.0
(1)Derivative assets are classified within other assets in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income (loss) relating to derivatives during the three and six months ended June 30, 2022 and 2021:

		Three months ended		Six months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Foreign currency swaps	Foreign exchange (gains) losses	$—	$(0.7)	$—	$(1.1)
Foreign currency forwards	Foreign exchange (gains) losses	(5.8)	0.1	(6.8)	0.1
Foreign currency futures contracts	Foreign exchange (gains) losses	(24.9)	1.8	(30.8)	(1.9)
Foreign currency call options	Foreign exchange (gains) losses	—	2.0	—	0.4
Weather derivatives	Other revenues	0.2	1.5	(0.4)	1.4
Equity warrants	Net realized and unrealized investment gains (losses)	$—	$0.1	$(0.1)	$0.1

Underwriting-related derivatives
The following table identifies the listing currency, fair value and notional amounts of underwriting-related derivatives included in the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
Derivative assets	Listing currency	Fair Value	Notional Amounts (1)	Fair Value	Notional Amounts (1)
Reinsurance contracts accounted for as derivative assets	British Pound	$1.0	$14.9	$1.2	$49.3

Derivative liabilities
Reinsurance contracts accounted for as derivative liabilities	British Pound	$1.8	$107.7	$0.1	$37.4
(1)The absolute notional exposure represents the Company’s derivative activity as of June 30, 2022 and December 31, 2021, which is representative of the volume of derivatives held during the period.
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company concluded that it is the primary beneficiary as it has power over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of June 30, 2022, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $12.0 million and $7.2 million, respectively (December 31, 2021 - $9.8 million and $5.5 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company concluded that it is the primary beneficiary of Arcadian as it has power over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of June 30, 2022 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of June 30, 2022, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $29.2 million and $5.0 million, respectively (December 31, 2021 - $29.0 million and $7.0 million, respectively).
Joyn
Joyn Insurance Services Inc. (“Joyn”) is considered a VIE and the Company concluded that it is the primary beneficiary of Joyn as it has power over the activities that most significantly impact the economic performance of Joyn. As a result, the Company has consolidated the results of Joyn in its consolidated financial statements. The Company’s ownership in Joyn as of June 30, 2022 was 50%, on a fully diluted basis, representing 1,175,000 preferred shares. The Company’s financial exposure to Joyn is limited to its investment in Joyn’s preferred shares and other financial support up to $16.5 million through a term loan. As of June 30, 2022, Joyn’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $3.9 million and $5.6 million, respectively (December 31, 2021 - $7.8 million and $4.1 million, respectively).
Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. The Company’s ownership in Alta Signa as of June 30, 2022 was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of June 30, 2022, Alta Signa’s assets and liabilities included in the Company’s consolidated balance sheets were $9.0 million and $2.0 million, respectively.
Non-controlling interests
Non-controlling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance, beginning of period	$(0.7)	$1.8	$(0.4)	$1.4
Sirius Group acquisition and other business combinations (1)	0.8	—	0.8	0.3
Net income attributable to noncontrolling interests	0.7	1.6	0.4	1.6
Contributions (Redemptions)	—	(0.1)	—	—
Balance, end of period	$0.8	$3.3	$0.8	$3.3
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$276.5	$159.3	$2.1	$161.4
	$276.5	$159.3	$2.1	$161.4

	December 31, 2021
		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
Other long-term investments (1)	$326.2	$177.5	$2.1	$179.6
	$326.2	$177.5	$2.1	$179.6
(1)The table excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of June 30, 2022, the Company and TP GP hold interests of approximately 89.5% and 10.5%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.

As a result of the Company’s holdings in TP Enhanced Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Enhanced Fund for the three and six months ended June 30, 2022 and 2021, and summarized balance sheet as of June 30, 2022 and December 31, 2021.
This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s consolidated statements of income (loss).

	Three months ended		Six months ended
TP Enhanced Fund summarized income statement	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income (loss)
Net realized gain from securities, derivative contracts and foreign currency translations	$26.9	$111.7	$106.8	$260.1
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	(97.7)	(47.4)	(323.8)	24.1
Net income (loss) from currencies	1.0	(1.1)	1.1	(0.3)
Dividend and interest income	11.8	9.3	20.1	14.6
Other income	0.1	—	0.2	—
Total investment income (loss)	$(57.9)	$72.5	(195.6)	298.5
Expenses
Management fees	$1.7	4.0	$4.0	8.0
Interest	1.8	1.4	2.9	2.9
Dividends on securities sold, not yet purchased	0.3	1.5	1.1	3.0
Administrative and professional fees	0.5	0.7	1.2	1.4
Other expenses	0.3	2.2	0.8	3.4
Total expenses	4.6	9.8	10.0	18.7
Net income (loss)	$(62.5)	$62.7	$(205.6)	$279.8

The following table is a summarized balance sheet of TP Enhanced Fund as of June 30, 2022 and December 31, 2021 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	June 30, 2022	December 31, 2021
Assets
Total investments in securities and affiliated funds	$331.0	$1,623.5
Cash and cash equivalents	0.2	0.1
Due from brokers	279.0	524.0
Derivative assets, at fair value	11.6	46.5
Interest and dividends receivable	1.2	3.1
Other assets	0.1	1.5
Total assets	$623.1	$2,198.7
Liabilities
Accounts payable and accrued expenses	$0.9	$1.1
Securities sold, not yet purchased, at fair value	151.0	290.4
Securities sold under agreement to repurchase	11.0	33.6
Due to brokers	131.8	493.6
Derivative liabilities, at fair value	4.2	8.4
Withdrawals payable to General Partner	—	139.5
Redemptions payable to SiriusPoint	—	250.0
Interest and dividends payable	0.4	0.7
Management fee payable	—	0.2
Total liabilities	299.3	1,217.5
Total partners' capital	$323.8	$981.2
Investment in Third Point Venture Offshore Fund I LP
TP Venture GP controls all of the investment decision-making authority of the TP Venture Fund. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund. The Company’s maximum exposure to loss corresponds to the value of its investment in the TP Venture Fund. See Note 7 for additional information on the Company’s investment in the TP Venture Fund.

12. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Gross reserves for loss and loss adjustment expenses, beginning of period	$4,841.4	$1,310.1
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,215.3)	(14.4)
Less: deferred charges on retroactive reinsurance contracts	(1.4)	(6.0)
Net reserves for loss and loss adjustment expenses, beginning of period	3,624.7	1,289.7
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	712.3	407.5
Prior years	(11.9)	(9.7)
Total incurred loss and loss adjustment expenses	700.4	397.8
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(92.1)	(74.7)
Prior years	(474.3)	(366.4)
Total net paid losses	(566.4)	(441.1)
Foreign currency translation	(76.6)	(1.6)
Amounts acquired as a result of Sirius Group acquisition (1)	—	2,467.8
Net reserves for loss and loss adjustment expenses, end of period	3,682.1	3,712.6
Plus: loss and loss adjustment expenses recoverable, end of period	1,257.5	516.6
Plus: deferred charges on retroactive reinsurance contracts (2)	1.2	3.1
Gross reserves for loss and loss adjustment expenses, end of period	$4,940.8	$4,232.3
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
For the six months ended June 30, 2022, the Company recorded $11.9 million of net favorable prior year loss reserve development driven by favorable development on COVID-19 reserves of $22.2 million due to better than expected loss experience, with the most significant offsetting movement being reserve strengthening in the property lines that was driven by the current elevated level of inflation.
For the six months ended June 30, 2021, the Company recorded $9.7 million of net favorable prior year loss reserve development driven by net favorable loss reserve development of $12.0 million from the legacy Sirius Group companies, primarily due to better than expected loss reserve emergence in property lines, primarily on European-related exposures.
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

The Company's assets in scope of the current expected credit loss assessment as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Insurance and reinsurance balances receivable, net	$1,934.8	$1,708.2
Loss and loss adjustment expenses recoverable, net	1,257.5	1,215.3
Other assets (1)	47.0	14.5
Total assets in scope	$3,239.3	$2,938.0
(1)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $32.4 million as of June 30, 2022 (December 31, 2021 - $21.6 million). For the three and six months ended June 30, 2022, the Company recorded current expected credit (gains) losses of $(1.8) million and $10.7 million, respectively (2021 - $(1.8) million and $15.6 million, respectively). These amounts are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of June 30, 2022, approximately 58% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 81% were rated A- or better.
14. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$267.3	4.4%	$303.1	4.1%
Unamortized discount	(5.8)		(6.8)
2017 SEK Subordinated Notes, carrying value	261.5		296.3
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	5.4		6.0
2016 Senior Notes, carrying value	405.4		406.0
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.6)		(0.6)
2015 Senior Notes, carrying value	114.4		114.4
Total debt	$781.3		$816.7
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended June 30, 2022 and December 31, 2021.
Standby letter of credit facilities
As of June 30, 2022, the Company had entered into the following letter of credit facilities:

	June 30, 2022
	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$330.0	$275.0	$30.6	$180.1
Uncommitted - Secured letters of credit facilities	n/a	956.0	501.5	631.5
		$1,231.0	$532.1	$811.6

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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2022, there were no outstanding borrowings under the Facility.
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
For the three and six months ended June 30, 2022, the Company recorded income tax (expense) benefit of $27.7 million and $18.0 million, respectively (2021 - $(9.6) million and $(19.4) million, respectively) on pre-tax income (loss) of $(83.8) million and $(287.4) million, respectively (2021 - $79.7 million and $259.4 million, respectively). The effective tax rates for the three and six months ended June 30, 2022 were 33.2% and 6.3%, respectively. The difference between the effective tax rate on income (losses) from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of losses recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the six months ended June 30, 2022 and 2021, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
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
As of June 30, 2022, the total reserve for unrecognized tax benefits is $2.5 million (December 31, 2021 - $10.7 million). The reduction in the reserve is attributable to a change in the technical merits of a transfer pricing issue. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.7 million of such reserves as of June 30, 2022 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.

16. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the six months ended June 30, 2022 and 2021:

	2022	2021
Common shares issued and outstanding, beginning of period	161,929,777	95,582,733
Issuance of common shares, net of forfeitures and shares withheld	1,094,101	3,182,511
Shares repurchased	(695,047)	—
Options exercised	—	220,000
Performance restricted shares granted, net of forfeitures and shares withheld	—	(1,464,532)
Issuance of common shares for Sirius Group acquisition	—	58,331,196
Issuance of common shares to related party	—	6,093,842
Common shares issued and outstanding, end of period	162,328,831	161,945,750
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the six months ended June 30, 2022 and 2021, the Company did not pay any dividends to its common shareholders.
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
During the three and six months ended June 30, 2022, the Company declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders (2021 - $4.1 million and $4.1 million, respectively).
Share repurchases
On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which together with the authorized amount remaining under the previously announced share repurchase program would allow the Company to repurchase up to $200.0 million of the Company’s outstanding common shares in the aggregate. On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding CVRs and warrants. Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
During the three months ended June 30, 2022, the Company repurchased 50,000 of its common shares in the open market for $0.3 million at a weighted average cost, including commissions, of $6.02 per share. Common shares repurchased by the Company during the period were retired.
During the six months ended June 30, 2022, the Company repurchased 695,047 of its common shares in the open market for $5.0 million at a weighted average cost, including commissions, of $7.17 per share. Common shares repurchased by the Company during the period were retired.
As of June 30, 2022 the Company was authorized to repurchase up to an aggregate of $56.3 million of outstanding common shares, CVRs and warrants under its repurchase program.
17. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	160,258,883	158,832,629	160,064,319	137,912,915
Dilutive effect of options	—	313,758	—	444,053
Dilutive effect of warrants	—	160,075	—	163,255
Dilutive effect of restricted share units	—	1,587,754	—	1,040,973
Diluted number of common shares outstanding	160,258,883	160,894,216	160,064,319	139,561,196
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(60.8)	$64.5	$(277.8)	$232.9
Net income allocated to SiriusPoint participating common shareholders	—	(5.4)	—	(16.1)
Net income (loss) allocated to SiriusPoint common shareholders	$(60.8)	$59.1	$(277.8)	$216.8
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(0.38)	$0.37	$(1.74)	$1.57
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(60.8)	$64.5	$(277.8)	$232.9
Net income allocated to SiriusPoint participating common shareholders	—	(5.4)	—	(16.1)
Net income (loss) allocated to SiriusPoint common shareholders	$(60.8)	$59.1	$(277.8)	$216.8
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(0.38)	$0.37	$(1.74)	$1.55
For the three and six months ended June 30, 2022, options of 4,019,196 and 4,222,338, respectively, and warrants of 31,123,755 and 31,123,755, respectively, were excluded from the computation of diluted loss per share available to SiriusPoint common shareholders.
For the three and six months ended June 30, 2021, options of 4,120,926 and 3,990,539, respectively, warrants of 25,035,220 and 25,035,220, respectively, and Upside Rights of 10,000,000 and 10,000,000, respectively, were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
18. Related party transactions
In addition to the transactions disclosed in Notes 7 and 11 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.

(Re)insurance contracts
Insurance and reinsurance contracts with certain of the Company’s insurance and MGA affiliates resulted in gross written premiums of $56.8 million and $118.0 million during the three and six months ended June 30, 2022, respectively (2021 - $46.7 million and $66.9 million, respectively). As of June 30, 2022, the Company had total receivables from affiliates of $41.0 million and payables of $3.7 million (2021 - $46.0 million receivables and no payables).
Investment in Third Point Venture Offshore Fund II LP
On June 30, 2022, SiriusPoint Bermuda entered into the Amended and Restated Exempted Limited Partnership Agreement (“2022 Venture II LPA”) of Third Point Venture Offshore Fund II LP (“TP Venture Fund II”). In accordance with the 2022 Venture II LPA, Third Point Venture GP II LLC (“TP Venture GP II”) serves as the general partner of TP Venture Fund II.
As of June 30, 2022, the Company has not funded the investment and has $25.0 million of unfunded commitments related to TP Venture Fund II.
Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Third Point Enhanced LP	$288.6	$878.2
Third Point Venture Offshore Fund I LP	29.5	31.4
Investments in related party investment funds, at fair value	318.1	909.6
Third Point Optimized Credit Portfolio (1)	415.4	—
Investments managed by related parties	$733.5	$909.6
(1)The Third Point Optimized Credit Portfolio is reported in debt securities in the consolidated balance sheets.
As of June 30, 2022, $400.0 million of withdrawals from the TP Enhanced Fund remain to be reinvested in, or contractually committed to, the TPOC Portfolio or other Third Point strategies, pursuant to the 2022 LPA.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Management and advisory fees	$2.5	$4.7	$5.2	$8.8
Performance fees	(1.5)	11.3	(1.3)	49.4
Total management, advisory and performance fees to related parties	$1.0	$16.0	$3.9	$58.2
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
Third Point Venture Offshore Fund II LP
Pursuant to the 2022 Venture II LPA, management fees are charged at the TP Venture Fund II level and are calculated based on 0.1875% per quarter (0.75% per annum).
Third Point Insurance Portfolio Solutions and Third Point Optimized Credit
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
On February 23, 2022, the Company entered into the 2022 IMA with Third Point LLC and the other parties thereto, which amended and restated the TPIPS IMA.
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

Third Point Venture Offshore Fund II LP
Pursuant to the 2022 Venture II LPA, TP Venture GP II receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund.
Third Point Optimized Credit
Pursuant to the 2022 IMA, the Company will pay Third Point LLC, from the assets of each sub-account, an annual incentive fee equal to 15% of outperformance over a specified benchmark. The performance fee is included as part of “Net investment income” on the Company’s consolidated statements of income (loss).
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
Promissory notes & loan agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of June 30, 2022.
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
Litigation
From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution procedures, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance and insurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owed to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. The Company may also be involved, from time to time in the normal course of business, in formal and informal dispute resolution procedures that do not arise from, or are not directly related to, claims activity. The Company is not currently involved in any formal or informal dispute resolution procedures that it considers to be material.
Leases
The Company operates in Bermuda, the United States, Canada, Europe and Asia, and leases office space under various non-cancelable operating lease agreements.
During the three and six months ended June 30, 2022, the Company recognized operating lease expense of $2.8 million and $5.7 million, respectively (2021 - $3.3 million and $4.5 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of June 30, 2022, the Company had $22.0 million (December 31, 2021 - $27.4 million) of operating lease right-of-use assets, included in other assets. As of June 30,

2022, the Company had $27.3 million (December 31, 2021 - $32.5 million) of operating lease liabilities included in accounts payable, accrued expenses and other liabilities.
The following table presents the lease balances within the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$22.0	$27.4
Operating lease liabilities	$(27.3)	$(32.5)

Weighted average lease term (years)	5.0	5.0
Weighted average discount rate	2.3%	2.4%
Future minimum rental commitments as of June 30, 2022 under these leases are expected to be as follows:

Future Payments
Remainder of 2022	$5.2
2023	7.8
2024	4.5
2025	3.2
2026 and thereafter	8.1
Total future annual minimum rental payments	28.8
Less: present value discount	(1.5)
Total lease liability as of June 30, 2022	$27.3
The above table does not include future minimum rental commitments of one material lease that has not yet commenced as of June 30, 2022. The minimum rental commitment under this lease is approximately $10.1 million.

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
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as updated by this Form 10-Q, and in “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Our results of operations and financial condition for the six months ended June 30, 2021 include Sirius Group for the period from February 26, 2021 through June 30, 2021. The following discussion and analysis of our results of operations for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, should be read in that context.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•our ability to attract and retain key senior management;
•a downgrade or withdrawal of our financial ratings;
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
•our ability to retain highly-skilled employees and the effects of potential labor disruptions due to COVID-19 or otherwise;
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
•future strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures; and
•other risks and factors listed under “Risk Factors” in our 2021 Form 10-K, as updated by this Form 10-Q, and other subsequent periodic reports filed with the Securities and Exchange Commission.
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
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. This includes the Third Point Optimized Credit fixed income strategy, which is predominately investment grade and managed by Third Point LLC, to which we are contractually obligated to reinvest all or part of TP Enhanced Fund withdrawals to date. Third Point LLC continues to manage a significant portion of our alternative investments, including TP Enhanced Fund, Third Point Venture Offshore Fund I LP (“TP Venture Fund”) and Third Point Venture Offshore Fund II LP (“TP Venture Fund II”), as well as working with us on asset-liability management strategies that are tailored to our risk and capital considerations.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.
Recent Developments
Russia/Ukraine Conflict
Following Russia’s invasion of Ukraine in February 2022, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks, and individuals; transactions in Russian sovereign debt; and investment, trade and financing to, from, or in certain regions of Ukraine. The effect of the Russia/Ukraine conflict with respect to exposures and coverage interpretations is highly uncertain. We are closely monitoring the developments relating to the Russia/Ukraine conflict and assessing its impact on our business and the insurance and reinsurance sectors. The degree to which companies may be affected depends largely on the nature and duration of uncertain and unpredictable events, such as further military action, additional sanctions, and reactions to ongoing developments by global financial markets.
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
Our current underwriting loss estimate of $18.5 million as of June 30, 2022 has changed minimally from our first quarter loss estimate; however the ultimate impact on our business remains highly uncertain.
While the economic uncertainty resulting from the conflict has impacted global financial markets, the Company’s investment portfolio does not have meaningful direct exposure to investments in Russia or Ukraine.
Other impacts due to this evolving situation are currently unknown and could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the rest of Europe, where a material portion of our business is carried out.
Interest Rates and Inflation
We continue to see rising interest rates as a result of central banks’ monetary policies across the globe. While the rise in interest rates negatively affect the fair value of current debt security holdings, they also provide higher reinvestment rates upon maturity or sales of our existing portfolio. Additionally, our 2017 SEK Subordinated Notes contain variable interest based on the Stockholm Interbank Offering Rate plus a margin.
As inflation continues to increase we have evaluated the impact on our underwriting results. We proactively adjusted trend assumptions in our pricing. We have also evaluated the impact of the currently elevated level of inflation on our reserves. As of June 30, 2022, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions, except for per share data and ratios)
Combined ratio	93.1%	89.1%	93.4%	91.6%
Core underwriting income (1)	$9.6	$31.3	$22.3	$46.5
Core net services income (1)	$10.6	$8.8	$24.6	$51.5
Core income (1)	$20.2	$40.1	$46.9	$98.0
Core combined ratio (1)	98.3%	93.2%	98.0%	93.5%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(11.8)%	10.6%	(25.7)%	23.0%
Basic book value per share (1) (2)	$12.62	$14.46	$12.62	$14.46
Tangible basic book value per share (1) (2)	$11.58	$13.38	$11.58	$13.38
Diluted book value per share (1) (2)	$12.48	$14.33	$12.48	$14.33
Tangible diluted book value per share (1) (2)	$11.45	$13.27	$11.45	$13.27
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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and six months ended June 30, 2022 and 2021 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$(60.8)	$64.5	$(277.8)	$232.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,088.2	2,407.5	2,303.7	1,563.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,023.3	2,480.1	2,023.3	2,480.1
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,055.8	$2,443.8	$2,163.5	$2,022.0
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(11.8)%	10.6%	(25.7)%	23.0%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and six months ended June 30, 2022 was due to a net loss during the three and six months ended June 30, 2022, primarily as a result of realized and unrealized investment losses, compared to realized and unrealized investment gains for the three and six months ended June 30, 2021.
Basic and Tangible Basic Book Value Per Share
Basic book value per share and tangible basic book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of June 30, 2022, basic book value per share was $12.62, representing a decrease of $0.43 per share, or 3.3%, from $13.05 per share as of March 31, 2022. As of June 30, 2022, tangible basic book value per share was $11.58, representing a decrease of $0.41 per share, or 3.4%, from $11.99 per share as of March 31, 2022. The decreases were primarily due to a net loss in the current period.
As of June 30, 2022, basic book value per share was $12.62, representing a decrease of $1.84 per share, or 12.7%, from $14.46 per share as of December 31, 2021. As of June 30, 2022, tangible basic book value per share was $11.58, representing a decrease of $1.80 per share, or 13.5%, from $13.38 per share as of December 31, 2021. The decreases were primarily due to a net loss in the current period.
Diluted and Tangible Diluted Book Value Per Share
Diluted book value per share and tangible diluted book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of June 30, 2022, diluted book value per share was $12.48, representing a decrease of $0.46 per share, or 3.6%, from $12.94 per share as of March 31, 2022. As of June 30, 2022, tangible diluted book value per share was $11.45, representing a decrease of $0.43 per share, or 3.6%, from $11.88 per share as of March 31, 2022. The decreases were primarily due to a net loss in the current period.
As of June 30, 2022, diluted book value per share was $12.48, representing a decrease of $1.85 per share, or 12.9%, from $14.33 per share as of December 31, 2021. As of June 30, 2022, tangible diluted book value per share was $11.45, representing a decrease of $1.82 per share, or 13.7%, from $13.27 per share as of December 31, 2021. The decreases were primarily due to a net loss in the current period.

Consolidated Results of Operations—Three and six months ended June 30, 2022 and 2021:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2022 and 2021:

	Three months ended			Six months ended
	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
	($ in millions)
Total underwriting income	$38.8	$49.3	$(10.5)	$72.3	$57.8	$14.5
Total realized and unrealized investment gains (losses) and net investment income	(141.5)	77.4	(218.9)	(346.6)	263.9	(610.5)
Other revenues	45.8	31.8	14.0	83.0	88.7	(5.7)
Net corporate and other expenses	(72.0)	(55.7)	(16.3)	(149.4)	(134.6)	(14.8)
Intangible asset amortization	(2.0)	(1.3)	(0.7)	(3.9)	(2.1)	(1.8)
Interest expense	(9.4)	(9.8)	0.4	(18.7)	(14.7)	(4.0)
Foreign exchange gains (losses)	56.5	(12.0)	68.5	75.9	0.4	75.5
Income tax (expense) benefit	27.7	(9.6)	37.3	18.0	(19.4)	37.4
Net income (loss)	$(56.1)	$70.1	$(126.2)	$(269.4)	$240.0	$(509.4)
The key changes in our consolidated results for the three and six months ended June 30, 2022 compared to the prior year periods are discussed below.
Underwriting results
The decrease in net underwriting income for the three months ended June 30, 2022 was due to a higher combined ratio, partially offset by a higher earned premium volume (93.1% and $568.8 million, respectively, for the three months ended June 30, 2022 compared to 89.1% and $452.3 million, respectively, for the three months ended June 30, 2021).
The increase in net underwriting income for the six months ended June 30, 2022 was due to a higher earned premium volume, partially offset by a higher combined ratio ($1,098.1 million and 93.4%, respectively, for the six months ended June 30, 2022 compared to $697.5 million and 91.6%, respectively, for the six months ended June 30, 2021).
See “Segment Results” below for additional information.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	($ in millions)
Debt securities, trading	$2,210.5	$2,085.6
Debt securities, available for sale	715.5	—
Total debt securities (1)	2,926.0	2,085.6
Short-term investments	1,378.0	1,075.8
Investments in related party investment funds (2)	318.1	909.6
Other long-term investments	436.4	456.1
Equity securities	1.6	2.8
Total investments	5,060.1	4,529.9
Cash and cash equivalents	746.6	999.8
Restricted cash and cash equivalents (3)	630.6	948.6
Total invested assets and cash	$6,437.3	$6,478.3
(1)Includes $415.4 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”).
(2)Consists of our investments in TP Enhanced Fund and TP Venture Fund.
(3)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main driver for the decrease in total investments as of June 30, 2022 was losses from the decline in fair value of our investment in the TP Enhanced Fund, in addition to net realized and unrealized investment losses, due to rising interest rates and widening credit spreads. We withdrew $304.0 million and $404.0 million from the TP Enhanced Fund during the three and six months ended June 30, 2022, respectively, as we continued the execution of our plan to increase diversification and reduce the volatility of our portfolio. The decrease was partially offset by an increase in investment purchases from funds provided by increased short positions and securities under repurchase agreements.
Fixed income assets are positioned with a shorter duration than liabilities to capitalize on a rising rate environment. Our fixed income portfolio returned (1.3)% on an original currency basis, despite the interest rate increase in the second quarter, as we have positioned our fixed income portfolio, short duration relative to our liabilities, at 1.7 years excluding cash and cash equivalents. Our duration positioning, as well as allocation to cash and short term investments, will also enable us to benefit from increased interest income in the remainder of 2022 as we continue to deploy the portfolio.
The Company has elected to classify debt securities purchased on or after April 1, 2022 as available for sale (“AFS”). This election was made as the AFS model more accurately reflects the investment strategy as we do not actively trade individual securities within our investment portfolio. The AFS portfolio has been funded by sales of the trading portfolio and reallocation of investments from the TP Enhanced Fund during the three months ended June 30, 2022.

Investment Results
The following is a summary of the results from investments and cash for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Net realized and unrealized investment gains (losses)	$(98.4)	$23.9	$(180.3)	$55.4
Net realized and unrealized investment gains (losses) from related party investment funds	(60.5)	45.6	(191.5)	198.8
Net investment income	17.4	7.9	25.2	9.7
Total realized and unrealized investment gains (losses) and net investment income	$(141.5)	$77.4	$(346.6)	$263.9
The following is a summary of net investment income (loss) by investment classification, for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Debt securities, trading	$(60.9)	$18.1	$(120.2)	$10.3
Debt securities, available for sale	2.9	—	2.9	—
Short-term investments	(0.9)	1.6	(2.6)	1.6
Other long-term investments	(0.6)	13.2	(1.6)	62.4
Equity securities	(0.3)	(0.2)	(0.4)	0.1
Net realized and unrealized investment gains (losses) from related party investment funds	(60.5)	45.6	(191.5)	198.8
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	(120.3)	78.3	(313.4)	273.2
Other investment expenses	(3.4)	(3.5)	(7.4)	(4.5)
Net investment income (loss) on cash and cash equivalents	(17.8)	2.6	(25.8)	(4.8)
Total realized and unrealized investment gains (losses) and net investment income	$(141.5)	$77.4	$(346.6)	$263.9
Investment Returns
The following is a summary of the net returns for our investments on a U.S. Dollar basis for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
TP Enhanced Fund	(12.5)%	3.7%	(25.9)%	18.9%
Other investments in related investment funds (1)	(9.8)%	4.1%	(17.3)%	4.3%
SiriusPoint total fixed income investments (2)(3)
In U.S. dollars	(1.8)%	0.7%	(3.6)%	0.1%
In local currencies	(1.3)%	0.5%	(3.0)%	0.2%
SiriusPoint total equity securities and other long-term investments
In U.S. dollars	(0.5)%	2.6%	(0.6)%	11.0%
In local currencies	(0.3)%	2.6%	(0.5)%	11.0%
(1)Consists of investment in TP Venture Fund.
(2)Fixed income investments exclude cash and cash equivalents.
(3)Includes returns of (3.0)% and (3.0)%, respectively, from investments in the TPOC Portfolio for the three and six months ended June 30, 2022.
Total realized and unrealized investment losses and net investment income for the three months ended June 30, 2022 was primarily attributable to a net investment loss of $57.3 million from our investment in the TP Enhanced Fund, corresponding to a (12.5)% return driven by a detraction from long event/fundamental equities; credit, including corporate credit and asset-backed securities; and from late stage private positions. These losses were partially offset by contribution from interest rate hedges and single name short equity positions. In addition to losses on the TP Enhanced Fund, we recognized losses of $58.0 million, or (1.8)%, on our debt securities and $0.9 million, or (0.5)%, on our equity securities and other long-term investment portfolios, primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads. Our fixed income portfolio is positioned shorter than liabilities.
Total realized and unrealized investment losses and net investment income for the six months ended June 30, 2022 was primarily attributable to a net investment loss of $185.6 million from our investment in the TP Enhanced Fund, corresponding to a (25.9)% return driven by a detraction from long event/fundamental equities; credit, including corporate credit and asset-backed securities; and from late stage private positions. These losses were partially offset by contribution from interest rate hedges and single name short equity positions. In addition to losses on the TP Enhanced Fund, we recognized losses of $117.3 million, or (3.6)%, on our debt securities and $2.0 million, or (0.6)%, on our equity securities and other long-term investment portfolios, primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads.
Total realized and unrealized investment gains and net investment income for the three months ended June 30, 2021 was primarily attributable to net investment income of $44.7 million from our investment in the TP Enhanced Fund, corresponding to a 3.7% return. The return was primarily attributable to long event/fundamental equities, particularly in the enterprise technology and healthcare sectors, as well as corporate and structured credit. In addition, we recognized net investment income of $35.5 million on fixed maturity, short term, cash equivalents and alternative investments. This was mainly attributable to unrealized gains of $25.5 million resulting from both market appreciation and favorable foreign exchange developments.
Total realized and unrealized investment gains and net investment income for the six months ended June 30, 2021 was primarily attributable to net investment income of $197.9 million from our investment in the TP Enhanced Fund, corresponding to a 18.9% return. The return was primarily attributable to long event/fundamental equities, in particular exposure to long-held private securities in the fintech and enterprise technology sectors that either went public or were listed in public markets during the first half of 2021. In addition, we recognized an unrealized gain of $35.4 million from our investment in Pie Insurance Holdings, Inc. (“Pie Insurance”) and $13.2 million in unrealized gains in other private equity and hedge fund investments for the six months ended June 30, 2021, partially offset by unrealized losses in debt securities and cash equivalents of $11.0 million.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended June 30, 2022, other revenues primarily consisted of $25.3 million of changes in the fair value of liability-classified capital instruments and $19.9 million of service fee revenue from MGAs. For the three months ended June 30, 2021, other revenues consisted of $15.5 million of changes in the fair value of liability-classified capital instruments, $14.0 million of service fee revenue from MGAs and a bargain purchase gain of $2.3 million. The increase in other revenues for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is driven by a decline in the fair value of the liability-classified capital instruments, as well as higher services fee revenue from International Medical Group, Inc. (“IMG”) due to improved market conditions.
For the six months ended June 30, 2022, other revenues primarily consisted of $45.9 million of service fee revenue from MGAs and $37.2 million of changes in the fair value of liability-classified capital instruments. For the six months ended June 30, 2021, other revenues consisted of $48.4 million of bargain purchase gain, $24.8 million of service fee revenue from MGAs and $15.5 million of changes in the fair value of liability-classified capital instruments. The decrease in other revenues is driven by the bargain purchase gain recorded in 2021, partially offset by an increase in service fee revenue primarily resulting from IMG and ArmadaCorp Capital, LLC (“Armada”) fee revenue reflecting only a partial quarter in the first quarter of 2021 and a gain from the decline in the fair value of liability-classified capital instruments.
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
For the three months ended June 30, 2022, we recorded current expected credit expense reductions of $1.8 million (2021 - $1.8 million). For the six months ended June 30, 2022, we recorded current expected losses of $10.7 million (2021 - $15.6 million) primarily due to credit exposure from Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers. In the quarter ended March 31, 2021, we recognized an allowance for credit losses of $16.8 million as a result of the acquisition of Sirius Group. We recorded an expense to re-establish Sirius Group’s expected credit losses provision from the pre-merger period. See Note 13 “Allowance for expected credit losses” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the credit loss methodology.
The increase in net corporate and other expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily driven by increased services expenses from continued business growth in IMG, as well as severance, compensation related expenses and professional fees associated with the recent executive changes.
The increase in net corporate and other expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven by increased services expense from IMG and Armada compared to expenses only from the date of acquisition of Sirius Group for the first half of 2021. This was partially offset by the nonoccurrence of certain professional and advisory fees and compensation-related expenses associated with the acquisition of Sirius Group of $46.4 million, which were incurred in the six months ended June 30, 2021.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended June 30, 2022 was $2.0 million (2021 - $1.3 million). The increase in amortization for the three months ended June 30, 2022 was due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Amortization of intangible assets for the six months ended June 30, 2022 was $3.9 million (2021 - $2.1 million). The increase is driven by the six months ended June 30, 2021 reflecting only a partial quarter of expense from the legacy Sirius Group companies in the first quarter of 2021.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes. Total interest expense for the three months ended June 30, 2022 was $9.4 million (2021 - $9.8 million). The decrease in interest expense for the three months ended June 30, 2022 was due to interest payments made in Swedish Krona on the 2017 SEK Subordinated Notes, which weakened as compared to the U.S. Dollar.
Total interest expense for the six months ended June 30, 2022 was $18.7 million (2021 - $14.7 million). The increase is driven by the six months ended June 30, 2021 reflecting only a partial quarter of expense on the senior notes and 2017 SEK Subordinated Notes from the legacy Sirius Group companies in the first quarter of 2021, partially offset by interest payments made in Swedish Krona on the 2017 SEK Subordinated Notes, which weakened as compared to the U.S. Dollar.
Foreign Currency Translation
Except for the Canadian reinsurance operations of SiriusPoint America and certain subsidiaries of IMG, the U.S. dollar is the functional currency for SiriusPoint’s business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The remeasurement process results in foreign exchange gains (losses) in the consolidated results of operations.
The foreign exchange gains of $56.5 million for the three months ended June 30, 2022, were primarily due $85.4 million of foreign exchange gains from our international operations and the foreign currency effects of the 2017 SEK Subordinated

Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
The foreign exchange gains of $75.9 million for the six months ended June 30, 2022, were primarily due to $112.0 million of foreign exchange gains from our international operations and the foreign currency effects of the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
The foreign exchange losses of $12.0 million for the three months ended June 30, 2021 were primarily due to $10.8 million of foreign exchange losses from our international operations and the foreign currency effects of the 2017 SEK Subordinated Notes.
The foreign exchange gains of $0.4 million for the six months ended June 30, 2021 were primarily due to $3.7 million of foreign exchange gains from our international operations and the foreign currency effects of the 2017 SEK Subordinated Notes from the date of acquisition. These gains were partially offset by foreign exchange losses from the revaluation of foreign currency loss and loss adjustment expense reserves.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total realized and unrealized investment gains (losses) and net investment income” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Income Tax Expense
Income tax benefit for the three and six months ended June 30, 2022 compared to income tax expense for the three and six months ended June 30, 2021 is due to losses in taxable jurisdictions in the current periods and includes an adjustment based on re-estimating the annual effective tax rate.
Segment Results — Three and six months ended June 30, 2022 and 2021
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. In the fourth quarter of 2021, we began classifying our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results.
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features.

The following tables set forth the operating segment results and ratios for the three months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$378.3	$433.9	$812.2	$—	$0.4	$—	$812.6
Net premiums written	321.5	301.4	622.9	—	0.1	—	623.0
Net premiums earned	319.5	244.3	563.8	—	5.0	—	568.8
Loss and loss adjustment expenses incurred, net	204.7	154.8	359.5	(1.1)	1.9	—	360.3
Acquisition costs, net	86.3	63.9	150.2	(26.8)	0.2	—	123.6
Other underwriting expenses	28.7	15.8	44.5	—	1.6	—	46.1
Underwriting income (loss)	(0.2)	9.8	9.6	27.9	1.3	—	38.8
Services revenue	—	56.6	56.6	(36.7)	—	(19.9)	—
Services expenses	—	44.8	44.8	—	—	(44.8)	—
Net services fee income	—	11.8	11.8	(36.7)	—	24.9	—
Services noncontrolling income	—	(0.7)	(0.7)	—	—	0.7	—
Net investment losses from Strategic Investments	—	(0.5)	(0.5)	—	—	0.5	—
Net services income	—	10.6	10.6	(36.7)	—	26.1	—
Segment income (loss)	$(0.2)	$20.4	$20.2	$(8.8)	$1.3	$26.1	$38.8

Underwriting Ratios: (1)
Loss ratio	64.1%	63.4%	63.8%				63.3%
Acquisition cost ratio	27.0%	26.2%	26.6%				21.7%
Other underwriting expenses ratio	9.0%	6.5%	7.9%				8.1%
Combined ratio	100.1%	96.1%	98.3%				93.1%
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

	Three months ended June 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$377.6	$196.5	$574.1	$—	$(25.4)	$—	$548.7
Net premiums written	322.7	145.0	467.7	—	(22.7)	—	445.0
Net premiums earned	336.6	131.4	468.0	—	(15.7)	—	452.3
Loss and loss adjustment expenses incurred, net	194.0	79.0	273.0	(0.7)	(21.4)	—	250.9
Acquisition costs, net	79.8	41.6	121.4	(15.4)	(0.4)	—	105.6
Other underwriting expenses	34.4	7.9	42.3	—	4.2	—	46.5
Underwriting income	28.4	2.9	31.3	16.1	1.9	—	49.3
Services revenue	—	33.9	33.9	(19.9)	—	(14.0)	—
Services expenses	—	30.0	30.0	—	—	(30.0)	—
Net services fee income	—	3.9	3.9	(19.9)	—	16.0	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net investment gains from Strategic Investments	0.4	6.1	6.5	—	—	(6.5)	—
Net services income	0.4	8.4	8.8	(19.9)	—	11.1	—
Segment income	$28.8	$11.3	$40.1	$(3.8)	$1.9	$11.1	$49.3

Underwriting Ratios: (1)
Loss ratio	57.6%	60.1%	58.3%				55.5%
Acquisition cost ratio	23.7%	31.7%	25.9%				23.3%
Other underwriting expenses ratio	10.2%	6.0%	9.0%				10.3%
Combined ratio	91.5%	97.8%	93.2%				89.1%
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
Core Premium Volume
Gross premiums written increased by $238.1 million, or 41.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Net premiums written increased by $155.2 million, or 33.2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Net premiums earned increased by $95.8 million, or 20.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increases in premium volume were primarily a result of the growth in our Insurance & Services segment, reflecting strong growth in A&H and an increased contribution from strategic partnerships, while the Reinsurance segment was flat as we shifted the business mix away from Reinsurance to Insurance & Services.
Core Underwriting Results
We generated underwriting income of $9.6 million and a combined ratio of 98.3% for the three months ended June 30, 2022, compared to underwriting income of $31.3 million and a combined ratio of 93.2% for the three months ended June 30, 2021. The decrease in net underwriting income was primarily driven by higher catastrophe losses, lower favorable loss reserve development, and the shift in business mix away from Reinsurance to Insurance & Services, which has a higher contribution from longer-tail casualty business that typically carry higher loss and combined ratios.

For the three months ended June 30, 2022 catastrophe losses, net of reinsurance and reinstatement premiums, were $16.2 million, or 2.9 percentage points on the combined ratio, from South African floods and Midwest U.S. storms compared to $12.7 million, or 2.7 percentage points on the combined ratio, from European windstorms for the three months ended June 30, 2021.
Losses incurred included $1.5 million of favorable loss development for the three months ended June 30, 2022 compared to favorable loss development of $6.4 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, favorable loss development was driven by improvements in A&H and credit, partially offset by deterioration in certain property lines.
Core Services Results
Services revenue was $56.6 million for the three months ended June 30, 2022 compared to $33.9 million for the three months ended June 30, 2021. The increase was primarily due to the continued business growth in IMG, which benefited from increased demand for its travel insurance products and services, as well as additional revenue from new MGA relationships compared to the prior year period.
We recognized net services income of $10.6 million for the three months ended June 30, 2022, compared to net services income of $8.8 million for the three months ended June 30, 2021. The increase is primarily driven by the increased service revenue from the business growth in IMG, which benefited from increased demand for its travel insurance products and services, and new MGA relationships, partially offset by investment loss from Strategic Investments of $0.5 million for the three months ended June 30, 2022 compared to investment gains from Strategic Investments of $6.5 million for the three months ended June 30, 2021.
For the three months ended June 30, 2022, net services fee income increased to $11.8 million compared to net services fee income of $3.9 million for the three months ended June 30, 2021. The increase is primarily due to the increased service revenue from the business growth in IMG and new MGA relationships.

The following tables set forth the operating segment results and ratios for the six months ended June 30, 2022 and 2021:

	Six months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$902.5	$917.4	$1,819.9	$—	$2.4	$—	$1,822.3
Net premiums written	696.4	638.9	1,335.3	—	1.6	—	1,336.9
Net premiums earned	627.1	457.1	1,084.2	—	13.9	—	1,098.1
Loss and loss adjustment expenses incurred, net	399.2	288.8	688.0	(2.3)	14.7	—	700.4
Acquisition costs, net	166.2	117.4	283.6	(52.4)	0.9	—	232.1
Other underwriting expenses	58.8	31.5	90.3	—	3.0	—	93.3
Underwriting income (loss)	2.9	19.4	22.3	54.7	(4.7)	—	72.3
Services revenue	—	113.4	113.4	(67.5)	—	(45.9)	—
Services expenses	—	88.1	88.1	—	—	(88.1)	—
Net services fee income	—	25.3	25.3	(67.5)	—	42.2	—
Services noncontrolling loss	—	0.1	0.1	—	—	(0.1)	—
Net investment losses from Strategic Investments	—	(0.8)	(0.8)	—	—	0.8	—
Net services income	—	24.6	24.6	(67.5)	—	42.9	—
Segment income (loss)	$2.9	$44.0	$46.9	$(12.8)	$(4.7)	$42.9	$72.3

Underwriting Ratios: (1)
Loss ratio	63.7%	63.2%	63.5%				63.8%
Acquisition cost ratio	26.5%	25.7%	26.2%				21.1%
Other underwriting expenses ratio	9.4%	6.9%	8.3%				8.5%
Combined ratio	99.6%	95.8%	98.0%				93.4%
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

	Six months ended June 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$536.3	$387.4	$923.7	$—	$(19.2)	$—	$904.5
Net premiums written	484.2	284.6	768.8	—	(24.3)	—	744.5
Net premiums earned	536.4	174.1	710.5	—	(13.0)	—	697.5
Loss and loss adjustment expenses incurred, net	302.2	107.6	409.8	(0.9)	(11.1)	—	397.8
Acquisition costs, net	138.7	55.8	194.5	(21.1)	1.2	—	174.6
Other underwriting expenses	50.5	9.2	59.7	—	7.6	—	67.3
Underwriting income (loss)	45.0	1.5	46.5	22.0	(10.7)	—	57.8
Services revenue	—	52.1	52.1	(27.3)	—	(24.8)	—
Services expenses	—	40.6	40.6	—	—	(40.6)	—
Net services fee income	—	11.5	11.5	(27.3)	—	15.8	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net investment gains from Strategic Investments	0.3	41.3	41.6	—	—	(41.6)	—
Net services income	0.3	51.2	51.5	(27.3)	—	(24.2)	—
Segment income (loss)	$45.3	$52.7	$98.0	$(5.3)	$(10.7)	$(24.2)	$57.8

Underwriting Ratios: (1)
Loss ratio	56.3%	61.8%	57.7%				57.0%
Acquisition cost ratio	25.9%	32.1%	27.4%				25.0%
Other underwriting expenses ratio	9.4%	5.3%	8.4%				9.6%
Combined ratio	91.6%	99.2%	93.5%				91.6%
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
Core Premium Volume
Gross premiums written increased by $896.2 million, or 97.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Net premiums written increased by $566.5 million, or 73.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Net premiums earned increased by $373.7 million, or 52.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases in premium volume were primarily as a result of growth across Insurance & Services segment, reflecting strong growth in A&H and an increased contribution from strategic partnerships for the six months ended June 30, 2022, as well as the six months ended June 30, 2021 reflecting only a partial quarter from the legacy Sirius Group companies in the first quarter of 2021.
Core Underwriting Results
We generated underwriting income of $22.3 million and a combined ratio of 98.0% for the six months ended June 30, 2022, compared to underwriting income of $46.5 million and a combined ratio of 93.5% for the six months ended June 30, 2021. The decrease in net underwriting results was primarily driven by higher catastrophe losses, losses from the Russia/Ukraine conflict and the shift in business mix away from Reinsurance to Insurance & Services, which has a higher contribution from longer-tail casualty business that typically carry higher loss and combined ratios, and lower prior year favorable development.

For the six months ended June 30, 2022, losses from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business, were $13.2 million, or 1.2 percentage points on the combined ratio. For the six months ended June 30, 2022 catastrophe losses, net of reinsurance and reinstatement premiums, were $23.1 million, or 2.1 percentage points on the combined ratio, from the South African floods, Midwest U.S. storms, European February storms and Australian flooding compared to $18.4 million, or 2.6 percentage points on the combined ratio, from European windstorms and winter storm Uri for the six months ended June 30, 2021.
Losses incurred included $6.5 million of favorable loss development for the six months ended June 30, 2022 compared to favorable loss development of $2.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, favorable loss development was primarily driven by loss reserve decreases on COVID-19 losses, with the most significant offsetting movement being reserve strengthening in the property lines that was driven by the current elevated level of inflation.
Core Services Results
Services revenue was $113.4 million for the six months ended June 30, 2022 compared to $52.1 million for the six months ended June 30, 2021. The increase was primarily due to higher services revenue in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian Risk Capital Ltd. (“Arcadian”). The six months ended June 30, 2021 reflected only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.
We recognized net services income of $24.6 million for the six months ended June 30, 2022, compared to net services income of $51.5 million for the six months ended June 30, 2021. The decrease is primarily driven by the gain from our investment in Pie Insurance included in the six months ended June 30, 2021, partially offset by higher margins achieved in our IMG business for the six months ended June 30, 2022.
For the six months ended June 30, 2022, net services fee income increased to $25.3 million compared to net services fee income of $11.5 million for the six months ended June 30, 2021. The increase is primarily due to increased services revenues from IMG and Arcadian for the six months ended June 30, 2022, as well as the six months ended June 30, 2021 reflected only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.

Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three and six months ended June 30, 2022 and 2021:

	Three months ended			Six months ended
	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
	($ in millions)
Gross premiums written	$378.3	$377.6	$0.7	$902.5	$536.3	$366.2
Net premiums written	321.5	322.7	(1.2)	696.4	484.2	212.2
Net premiums earned	319.5	336.6	(17.1)	627.1	536.4	90.7
Loss and loss adjustment expenses incurred, net	204.7	194.0	10.7	399.2	302.2	97.0
Acquisition costs, net	86.3	79.8	6.5	166.2	138.7	27.5
Other underwriting expenses	28.7	34.4	(5.7)	58.8	50.5	8.3
Underwriting income (loss)	(0.2)	28.4	(28.6)	2.9	45.0	(42.1)
Net investment gains from Strategic Investments	—	0.4	(0.4)	—	0.3	(0.3)
Segment income (loss)	$(0.2)	$28.8	$(29.0)	$2.9	$45.3	$(42.4)

Underwriting ratios: (1)
Loss ratio	64.1%	57.6%	6.5%	63.7%	56.3%	7.4%
Acquisition cost ratio	27.0%	23.7%	3.3%	26.5%	25.9%	0.6%
Other underwriting expense ratio	9.0%	10.2%	(1.2)%	9.4%	9.4%	—%
Combined ratio	100.1%	91.5%	8.6%	99.6%	91.6%	8.0%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment increased by $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by the growth in the Casualty business. This was partially offset by the lower premiums written from reduced exposure and enhanced risk selection in the Property business.
Gross premiums written in the Reinsurance segment increased by $366.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a full quarter of legacy Sirius Group premiums in the first quarter of 2022 and the growth in the Casualty business, partially offset by the lower premiums written from reduced exposure and enhanced risk selection in the Property business.
Underwriting Results
The Reinsurance segment incurred an underwriting loss of $0.2 million and a combined ratio of 100.1% for the three months ended June 30, 2022, compared to underwriting income of $28.4 million and a combined ratio of 91.5% for the three months ended June 30, 2021. The decrease in net underwriting results for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due to higher catastrophe losses, prior period adverse loss development, and a business mix shift to casualty lines, which carry higher attritional loss ratios than property lines excluding catastrophe losses.
The Reinsurance segment generated underwriting income of $2.9 million and a combined ratio of 99.6% for the six months ended June 30, 2022, compared to underwriting income of $45.0 million and a combined ratio of 91.6% for the six months ended June 30, 2021. The decrease in net underwriting income for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due to higher catastrophe losses, higher prior period adverse loss development, and a business mix shift to casualty lines, which carry higher attritional loss ratios than property lines excluding catastrophe losses.
For the three months ended June 30, 2022, catastrophe losses, net of reinsurance and reinstatement premiums, were $16.2 million from the South African floods and Midwest U.S. storms compared to $12.7 million from European windstorms for the three months ended June 30, 2021. For the six months ended June 30, 2022, catastrophe losses, net of reinsurance and reinstatement premiums, were $23.1 million from the South African floods, European February storms, Australian flooding and Midwest U.S. storms compared to $18.4 million from European windstorms and winter storm Uri for the six months ended June 30, 2021.
Net adverse prior year loss reserve development was $4.6 million for the three months ended June 30, 2022 compared to net favorable prior year loss reserve development of $4.0 million for the three months ended June 30, 2021. The adverse loss reserve development for the three months ended June 30, 2022 was primarily due to greater than expected reported losses in the property lines. Net adverse prior year loss reserve development was $4.5 million for the six months ended June 30, 2022 compared to net favorable prior year loss reserve development of $1.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, adverse loss development on property lines was offset by favorable loss reserve development on COVID-19 losses.
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
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three and six months ended June 30, 2022 and 2021:

	Three months ended			Six months ended
	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
	($ in millions)
Gross premiums written	$433.9	$196.5	$237.4	$917.4	$387.4	$530.0
Net premiums written	301.4	145.0	156.4	638.9	284.6	354.3
Net premiums earned	244.3	131.4	112.9	457.1	174.1	283.0
Loss and loss adjustment expenses incurred, net	154.8	79.0	75.8	288.8	107.6	181.2
Acquisition costs, net	63.9	41.6	22.3	117.4	55.8	61.6
Other underwriting expenses	15.8	7.9	7.9	31.5	9.2	22.3
Underwriting income	9.8	2.9	6.9	19.4	1.5	17.9
Services revenue	56.6	33.9	22.7	113.4	52.1	61.3
Services expenses	44.8	30.0	14.8	88.1	40.6	47.5
Net services fee income	11.8	3.9	7.9	25.3	11.5	13.8
Services noncontrolling (income) loss	(0.7)	(1.6)	0.9	0.1	(1.6)	1.7
Net investment gains (losses) from Strategic Investments	(0.5)	6.1	(6.6)	(0.8)	41.3	(42.1)
Net services income	10.6	8.4	2.2	24.6	51.2	(26.6)
Segment income	$20.4	$11.3	$9.1	$44.0	$52.7	$(8.7)

Underwriting ratios: (1)
Loss ratio	63.4%	60.1%	3.3%	63.2%	61.8%	1.4%
Acquisition cost ratio	26.2%	31.7%	(5.5)%	25.7%	32.1%	(6.4)%
Other underwriting expense ratio	6.5%	6.0%	0.5%	6.9%	5.3%	1.6%
Combined ratio	96.1%	97.8%	(1.7)%	95.8%	99.2%	(3.4)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Premium Volume
Gross premiums written in the Insurance & Services segment increased by $237.4 million, or 120.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by growth in our property & casualty strategic partnerships with Pie Insurance, Arcadian and Corvus Insurance, as well as growth in A&H.
Gross premiums written in the Insurance & Services segment increased by $530.0 million, or 136.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by growth across Insurance & Services as well as the six months ended June 30, 2021 reflecting only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies, as well a growth in premiums from strategic partnerships and A&H.
Underwriting Results
The Insurance & Services segment generated net underwriting income of $9.8 million and a combined ratio of 96.1% for the three months ended June 30, 2022, compared to underwriting income of $2.9 million and a combined ratio of 97.8% for the three months ended June 30, 2021. The improvement in underwriting results was primarily driven by increased premium volume in both our property & casualty strategic partnerships and A&H business, as well as a lower combined ratio due to lower net acquisition expenses due to business mix.
The Insurance & Services segment generated underwriting income of $19.4 million and a combined ratio of 95.8% for the six months ended June 30, 2022, compared to underwriting income of $1.5 million and a combined ratio of 99.2% for the six months ended June 30, 2021. The lower combined ratio is primarily due to a lower net acquisition cost ratio due to business mix.
Net favorable prior year loss reserve development was $6.1 million for the three months ended June 30, 2022, compared to favorable prior year loss reserve development of $2.4 million for the three months ended June 30, 2021, which was primarily driven by A&H due to better than expected reported loss emergence. Net favorable prior year loss reserve development was $11.0 million for the six months ended June 30, 2022, compared to favorable prior year loss reserve development of $1.5 million for the six months ended June 30, 2021, which was primarily driven by A&H due to better than expected reported loss emergence.
Services Results
Services revenue was $56.6 million for the three months ended June 30, 2022 compared to $33.9 million for the three months ended June 30, 2021. The increase was primarily due to higher services revenue in IMG, which benefited from increased demand for its travel products and services, as well as continued growth in Arcadian.
Services revenue was $113.4 million for the six months ended June 30, 2022 compared to $52.1 million for the six months ended June 30, 2021. The increase was primarily due to higher services revenue in IMG from increased demand for its travel products and services, as well as continued growth in Arcadian. The six months ended June 30, 2021 reflected only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.
We generated net services income of $10.6 million for the three months ended June 30, 2022 compared to net services income of $8.4 million for the three months ended June 30, 2021. The increase is primarily driven by higher margins achieved in our IMG business.
We generated net services income of $24.6 million for the six months ended June 30, 2022 compared to net services income of $51.2 million for the six months ended June 30, 2021. The decrease is primarily driven by the gain from our investment in Pie Insurance included in the six months ended June 30, 2021, partially offset by higher margins achieved in our IMG business for the six months ended June 30, 2022.

Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. The following table sets forth underwriting results and the period over period changes for the three and six months ended June 30, 2022 and 2021:

	Three months ended			Six months ended
	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
	($ in millions)
Gross premiums written	$0.4	$(25.4)	$25.8	$2.4	$(19.2)	$21.6
Net premiums written	0.1	(22.7)	22.8	1.6	(24.3)	25.9
Net premiums earned	5.0	(15.7)	20.7	13.9	(13.0)	26.9
Loss and loss adjustment expenses incurred, net	1.9	(21.4)	23.3	14.7	(11.1)	25.8
Acquisition costs, net	0.2	(0.4)	0.6	0.9	1.2	(0.3)
Other underwriting expenses	1.6	4.2	(2.6)	3.0	7.6	(4.6)
Underwriting income (loss)	$1.3	$1.9	$(0.6)	$(4.7)	$(10.7)	$6.0
The decrease in underwriting income for the three months ended June 30, 2022 is due to the non-recurring favorable impact of the restructure of one retroactive reinsurance contract for the three months ended June 30, 2021, which was previously written and earned.
For the six months ended June 30, 2022, Corporate losses from the Russian/Ukraine conflict, including losses from the property lines of business, were $5.3 million.
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

The following table sets forth the computation of basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Basic and diluted book value per share numerator:	($ in millions, except share and per share amounts)
Shareholders' equity attributable to SiriusPoint shareholders	$2,223.3	$2,503.7
Less: Series B preference shares	(200.0)	(200.0)
Common shareholders’ equity attributable to SiriusPoint common shareholders - basic	2,023.3	2,303.7
Plus: carrying value of Series A preference shares issued in merger	—	20.4
Common shareholders’ equity attributable to SiriusPoint common shareholders - diluted	2,023.3	2,324.1
Less: intangible assets	(168.0)	(171.9)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - basic	1,855.3	2,131.8
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - diluted	$1,855.3	$2,152.2
Basic and diluted book value per share denominator:
Common shares outstanding	162,328,831	161,929,777
Unvested restricted shares	(2,051,368)	(2,590,194)
Basic book value per share denominator	160,277,463	159,339,583
Effect of dilutive Series A preference shares issued in merger (1)	—	—
Effect of dilutive warrants(2)	—	—
Effect of dilutive stock options, restricted shares and restricted share units issued to directors and employees	1,790,110	2,898,237
Diluted book value per share denominator	162,067,573	162,237,820

Basic book value per share	$12.62	$14.46
Tangible basic book value per share	$11.58	$13.38
Diluted book value per share	$12.48	$14.33
Tangible diluted book value per share	$11.45	$13.27
(1)As of June 30, 2022 and December 31, 2021 there was no dilution as the conversion would result in the forfeiture of all of the Series A preference shares.
(2)As of June 30, 2022 and December 31, 2021 there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants.
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
Dividend Capacity
We are subject to regulatory and other constraints that affect our ability to pay dividends. For the three and six months ended June 30, 2022, SiriusPoint did not pay any dividends to its common shareholders.
During the three and six months ended June 30, 2022, SiriusPoint declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders (2021 - $4.1 million and $4.1 million, respectively).
For the three and six months ended June 30, 2022, SiriusPoint received $25.0 million and $75.0 million, respectively, (2021 - $9.0 million and $13.0 million, respectively) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $844.4 million as of December 31, 2021, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2021 Form 10-K.
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
As of June 30, 2022, SiriusPoint International's Safety Reserve was SEK 6.0 billion, or $0.6 billion (based on the June 30, 2022 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders’ equity. Generally, this deferred tax liability ($120.2 million based on the June 30, 2022 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2022, there were no outstanding borrowings under the Facility.

On February 23, 2022, the Company entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of TP Enhanced Fund with TP GP and the other parties thereto (the “2022 LPA”). Under the 2022 LPA, in addition to other withdrawal rights, we are permitted to withdraw from the TP Enhanced Fund, as of each month end, a cumulative amount in each calendar year equal to the following (in certain circumstances, a greater amount may be withdrawn in each calendar year under the terms of the 2022 LPA):

Fiscal Year	2022	2023	2024	2025
Minimum Withdrawal	$300 million	$200 million	$200 million	$50 million
We withdrew $304.0 million and $404.0 million from the TP Enhanced Fund during the three and six months ended June 30, 2022, respectively, as we continued the execution of our plan to increase diversification and reduce the volatility of our portfolio. As of June 30, 2022, $400.0 million of withdrawals from the TP Enhanced Fund remain to be reinvested in, or contractually committed to, the TPOC portfolio or other Third Point strategies. Under the Amended and Restated Investment Management Agreement, dated February 23, 2022, among the Company, Third Point LLC and other parties thereto (the “2022 IMA”), we may withdraw net profits from the TPOC Portfolio or any amounts invested that were not withdrawn from TP Enhanced Fund, in each case as of any month-end. We may withdraw the TPOC Portfolio in full on March 31, 2026, and each successive anniversary of such date.
Under the 2022 IMA, we may withdraw any amount from the TPOC Portfolio as of any month-end up to (i) the full balance of any sub-account established in respect of any capital contribution not in respect of the TPOC Portfolio or other Third Point strategies and (ii) any net profits in respect of any other sub-account. We have the right to withdraw funds monthly from the TPOC Portfolio upon the occurrence of certain events specified in the 2022 IMA, including, within 120 days following the occurrence of a Cause Event (as defined in the 2022 LPA), to meet capital adequacy requirements, to prevent a negative credit rating, for risk management purposes, underperformance of the TPOC Portfolio relative to investment funds managed by third-party managers and pursuing the same or substantially similar strategy as the TPOC Portfolio (i.e., which measure performance relative to the benchmark) for at least two consecutive calendar years or a Key Person Event (as defined in the 2022 LPA), subject to certain limitations on such withdrawals as specified in the 2022 IMA. The Company is also entitled to withdraw funds from the TPOC Portfolio in order to satisfy its risk management guidelines, upon prior written notice to Third Point LLC, in an amount not to exceed the Risk Management Withdrawable Amount (as defined in the 2022 LPA). The Risk Management Withdrawable Amount is currently $220.0 million and will be reduced by withdrawals from both the TPOC Portfolio and the TP Enhanced Fund.
For more information, please refer to the 2022 LPA and the 2022 IMA, which are attached as Exhibit 10.43 and Exhibit 10.44, respectively, to our 2021 Form 10-K.
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

The following table represents a summary of our debt obligations as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$267.3	4.4%	$303.1	4.1%
Unamortized discount	(5.8)		(6.8)
2017 SEK Subordinated Notes, carrying value	261.5		296.3
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	5.4		6.0
2016 Senior Notes, carrying value	405.4		406.0
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.6)		(0.6)
2015 Senior Notes, carrying value	114.4		114.4
Total debt	$781.3		$816.7
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2016 Senior Notes and 2015 Senior Notes, please refer to Note 16 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2021 Form 10-K.
Debt Covenants
As of June 30, 2022, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes, the 2015 Senior Notes, and the Facility.
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
As of June 30, 2022, the estimated fair value of the Series A preference shares was $1.0 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the six months ended June 30, 2022, the Company did not declare or pay dividends to Series A preference shareholders.
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
As of June 30, 2022, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three and six months ended June

30, 2022, the Company declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 16 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of June 30, 2022, $1,231.0 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letters of credit facilities as of June 30, 2022.
For further details and discussion with respect to letter of credit facilities, see Note 14 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of June 30, 2022, total cash and cash equivalents and debt securities with a fair value of $1,343.7 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments increased by $397.1 million, or 19.3%, to $2,452.7 million as of June 30, 2022 from $2,055.6 million as of December 31, 2021. The increase was due to an increase in investments securing reinsurance contracts and letters of credit.
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

Operating, investing and financing cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
	($ in millions)
Net cash provided by operating activities	$45.2	$12.4
Net cash provided by (used in) investing activities	(605.4)	820.6
Net cash provided by (used in) financing activities	(11.0)	40.1
Net increase (decrease) in cash, cash equivalents and restricted cash	(571.2)	873.1
Cash, cash equivalents and restricted cash at beginning of period	1,948.4	1,713.9
Cash, cash equivalents and restricted cash at end of period	$1,377.2	$2,587.0
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to increased premium volume.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2022 primarily relates to the increase in purchases of debt securities during the period resulting from increased premium volume. Cash flows provided by investing activities for the six months ended June 30, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2022 primarily consisted of $9.8 million for payments on deposit liability contracts, $8.0 million for cash dividends paid to preference shareholders, $6.5 million for taxes paid on withholding shares and $5.0 million for shares repurchased. The cash flows used in financing activities were partially offset by $17.5 million of funds provided from loans related to agreements to repurchases securities. Cash flows provided by financing activities for the six months ended June 30, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group.
See Note 3 “Acquisition of Sirius Group” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Financial Condition
As of June 30, 2022, total shareholders’ equity was $2,224.1 million, compared to $2,503.3 million as of December 31, 2021. The decrease was primarily due to a net loss of $277.8 million in the six months ended June 30, 2022.
Contractual Obligations
There have been no material changes to our contractual obligations from our 2021 Form 10-K.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2021 Form 10-K.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2021, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves and (3) fair value measurements related to our investments, (4) valuation of loss and adjustment expenses reserves and intangible assets relating to the Value of Business Acquired (“VOBA”) and other intangible assets as part of the Sirius Group acquisition, and (5) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Form 10-K.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of June 30, 2022:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$2,926.0	300 bp decrease	$3,128.0	$202.0
		200 bp decrease	3,060.8	134.8
		100 bp decrease	2,993.5	67.5
		50 bp decrease	2,959.9	33.9
		50 bp increase	2,892.5	(33.5)
		100 bp increase	2,858.7	(67.3)
		200 bp increase	2,791.2	(134.8)
		300 bp increase	$2,723.7	$(202.3)
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
Equity Securities and Other Investments Price Risk
Equity Securities and Other Long-term Investments Price Risk
The carrying values of our equity securities and other long-term investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of our equity securities and other long-term investments as of June 30, 2022, the carrying value of our equity securities and other long-term investments would have increased or decreased by approximately $43.8 million and $131.4 million, pre-tax, respectively.
Investments in Related Party Investment Funds
The carrying values of our investments in related party investment funds, including TP Enhanced Fund and TP Venture Fund are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of June 30, 2022, the carrying value of these investments would have increased or decreased by approximately $31.8 million and $95.4 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of June 30, 2022:

	10% increase	10% decrease
	($ in millions)
Euro to U.S. dollar	$4.3	$(4.3)
Swedish Krona to U.S. dollar	(20.7)	20.7
British Pound to U.S. dollar	3.2	(3.2)
South African Rand to U.S. Dollar	0.7	(0.7)
Canadian Dollar to U.S. dollar	$(1.3)	$1.3
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
ITEM 1A. Risk Factors
There have been no material changes to the Company's risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K, except as noted below:
If we do not successfully manage the transition associated with the recent management changes and the search and appointment of a permanent CEO, it would be viewed negatively by our rating agencies and shareholders and could have an adverse impact on our business.
Siddhartha Sankaran resigned from his role as Chief Executive Officer and Chairman of the Board of Directors, effective May 16, 2022. The Board has appointed Daniel V. Malloy to act as the Company’s Interim Chief Executive Officer while the Company conducts a search for a permanent CEO. In addition, Prashanth Gangu resigned as the Company’s Chief Operating Officer and President, Insurance and Services, effective June 3, 2022. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent CEO may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. As a result of the recent management changes, S&P Global Ratings (“S&P”) has placed the Company and its core subsidiaries on CreditWatch, with negative implications. The rating agency has said that it intends to monitor the impact that the Company’s management changes will have on the Company’s ability to execute its strategy, which it views as “critical” to the Company improving operating performance and maintaining its competitive position. Failure to attract and retain a qualified candidate to become our permanent CEO in a timely manner, as well as attract and retain other key senior management, may result in a downgrade by S&P and impact our client, MGA and other third-party relationships, which may adversely impact our financial and operational goals and strategic plans, as well as our financial performance.
S&P has placed the Company and its core subsidiaries on CreditWatch, with negative implications, and any downgrade of our rating will likely have a material adverse effect on our business, prospects, financial condition and results from operations.
In June 2022, S&P placed the Company and its core subsidiaries on CreditWatch, with negative implications. The rating agency has said that it intends to monitor the impact the Company’s management changes will have on the Company’s ability to execute its strategy, which it views as “critical” to the Company improving operating performance and maintaining its competitive position. If S&P downgrades our rating below “A-”, it would have a material adverse effect on our business, prospects, financial condition and results from operations. For additional discussion on how a ratings downgrade can impact the Company, see “Risks Relating to Our Business—We are reliant on financial strength and creditworthiness ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on our business, prospects, financial condition and results from operations” in Part I, Item 1A of our 2021 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended June 30, 2022:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2022 - April 30, 2022	—	$—	—	$56,610,907
May 1, 2022 - May 31, 2022	50,000	6.02	50,000	56,309,722
June 1, 2022 - June 30, 2022	—	—	—	56,309,722
Total	50,000	$6.02	50,000	$56,309,722
(1) Including commissions.
(2) On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the amount remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million of the Company’s outstanding common shares in the aggregate.
On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding contingent value rights (“CVRs”) and warrants, which will allow the Company to repurchase up to $56.3 million of the Company’s outstanding common shares, CVRs and warrants.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.1*	Daniel Malloy Employment Offer Letter, dated as of June 1, 2022.
10.2*
Resignation Agreement and Release, dated as of May 16, 2022, by and between SiriusPoint Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2022).

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
Date: August 3, 2022
/s/ Daniel V. Malloy
Daniel V. Malloy
Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Junius
David W. Junius
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)