Form 10-Q
period 2022-09-30
SiriusPoint Ltd
filed 2022-11-02
CIK 1576018

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of October 31, 2022, the registrant had 162,168,711 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2022 and December 31, 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	September 30, 2022	December 31, 2021
Assets
Debt securities, trading, at fair value (cost - $1,811.5; 2021 - $2,099.3)	$1,697.1	$2,085.6
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2021 - N/A) (cost - $1,371.8; 2021 - N/A)	1,324.0	—
Short-term investments, at fair value (cost - $2,009.9; 2021 - $1,076.0)	1,991.6	1,075.8
Investments in related party investment funds, at fair value	309.0	909.6
Other long-term investments, at fair value (cost - $407.8; 2021 - $443.0) (includes affiliated investments at fair value of $242.1 (2021 - $258.2))	414.9	456.1
Equity securities, trading, at fair value (cost - $1.7; 2021 - $4.5)	1.4	2.8
Total investments	5,738.0	4,529.9
Cash and cash equivalents	647.3	999.8
Restricted cash and cash equivalents	144.2	948.6
Redemption receivable from related party investment fund	—	250.0
Due from brokers	20.2	15.9
Interest and dividends receivable	17.0	8.3
Insurance and reinsurance balances receivable, net	1,952.7	1,708.2
Deferred acquisition costs and value of business acquired, net	278.6	218.8
Unearned premiums ceded	379.1	242.8
Loss and loss adjustment expenses recoverable, net	1,309.2	1,215.3
Deferred tax asset	197.6	182.0
Intangible assets	165.9	171.9
Assets held for sale	20.9	—
Other assets	127.4	126.8
Total assets	$10,998.1	$10,618.3
Liabilities
Loss and loss adjustment expense reserves	$5,200.5	$4,841.4
Unearned premium reserves	1,572.8	1,198.4
Reinsurance balances payable	793.9	688.3
Deposit liabilities	138.9	150.7
Securities sold, not yet purchased, at fair value	41.7	—
Securities sold under an agreement to repurchase	17.3	—
Due to brokers	16.6	6.5
Accounts payable, accrued expenses and other liabilities	245.8	229.8
Deferred tax liability	66.9	95.4
Liability-classified capital instruments	48.9	87.8
Debt	762.0	816.7
Total liabilities	8,905.3	8,115.0
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 162,312,938; 2021 - 161,929,777)	16.2	16.2
Additional paid-in capital	1,633.2	1,622.7
Retained earnings	288.8	665.0
Accumulated other comprehensive loss, net of tax	(53.7)	(0.2)
Shareholders’ equity attributable to SiriusPoint shareholders	2,084.5	2,503.7
Noncontrolling interests	8.3	(0.4)
Total shareholders’ equity	2,092.8	2,503.3
Total liabilities, noncontrolling interests and shareholders’ equity	$10,998.1	$10,618.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

1

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2022 and 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Net premiums earned	$612.6	$499.6	$1,710.7	$1,197.1
Net realized and unrealized investment gains (losses)	(56.1)	(11.7)	(236.4)	43.7
Net realized and unrealized investment gains (losses) from related party investment funds	(8.3)	202.4	(199.8)	401.2
Net investment income	36.2	9.1	61.4	18.8
Total realized and unrealized investment gains (losses) and net investment income	(28.2)	199.8	(374.8)	463.7
Other revenues	13.1	33.2	96.1	121.9
Total revenues	597.5	732.6	1,432.0	1,782.7
Expenses
Loss and loss adjustment expenses incurred, net	497.9	577.3	1,198.3	975.1
Acquisition costs, net	116.8	106.9	348.9	281.5
Other underwriting expenses	44.8	53.3	138.1	120.6
Net corporate and other expenses	70.8	59.9	220.2	194.5
Intangible asset amortization	2.1	2.0	6.0	4.1
Interest expense	9.4	9.7	28.1	24.4
Foreign exchange gains	(51.6)	(16.1)	(127.5)	(16.5)
Total expenses	690.2	793.0	1,812.1	1,583.7
Income (loss) before income tax (expense) benefit	(92.7)	(60.4)	(380.1)	199.0
Income tax (expense) benefit	(0.9)	13.0	17.1	(6.4)
Net income (loss)	(93.6)	(47.4)	(363.0)	192.6
Net (income) loss attributable to noncontrolling interests	(0.8)	3.4	(1.2)	1.8
Net income (loss) available to SiriusPoint	(94.4)	(44.0)	(364.2)	194.4
Dividends on Series B preference shares	(4.0)	(4.0)	(12.0)	(9.5)
Net income (loss) available to SiriusPoint common shareholders	$(98.4)	$(48.0)	$(376.2)	$184.9
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(0.61)	$(0.30)	$(2.35)	$1.18
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(0.61)	$(0.34)	$(2.35)	$1.17
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	160,321,270	159,225,772	160,150,911	145,095,270
Diluted	160,321,270	160,240,888	160,150,911	147,597,964

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2022 and 2021
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Comprehensive income (loss)
Net income (loss)	$(93.6)	$(47.4)	$(363.0)	$192.6
Other comprehensive loss, net of tax
Change in foreign currency translation	(3.6)	(1.8)	(4.0)	(0.3)
Unrealized losses from debt securities held as available for sale investments	(39.7)	—	(49.5)	—
Total other comprehensive loss	(43.3)	(1.8)	(53.5)	(0.3)
Comprehensive income (loss)	(136.9)	(49.2)	(416.5)	192.3
Net (income) loss attributable to noncontrolling interests	(0.8)	3.4	(1.2)	1.8
Comprehensive income (loss) available to SiriusPoint	$(137.7)	$(45.8)	$(417.7)	$194.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2022 and 2021
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0	$—
Issuance of preference shares, net	—	—	—	200.0
Balance, end of period	200.0	200.0	200.0	200.0
Common shares
Balance, beginning of period	16.2	16.2	16.2	9.6
Issuance of common shares, net	—	—	0.1	0.2
Issuance of common shares for Sirius Group acquisition	—	—	—	5.8
Issuance of common shares to related party	—	—	—	0.6
Common shares repurchased and retired	—	—	(0.1)	—
Balance, end of period	16.2	16.2	16.2	16.2
Additional paid-in capital
Balance, beginning of period	1,630.3	1,609.1	1,622.7	933.9
Issuance of common shares, net	—	(0.1)	—	2.7
Acquisition of Sirius Group	—	—	—	589.7
Issuance of common shares to related party	—	—	—	48.0
Share compensation	2.9	7.8	15.4	42.5
Common shares repurchased and retired	—	—	(4.9)	—
Balance, end of period	1,633.2	1,616.8	1,633.2	1,616.8
Retained earnings
Balance, beginning of period	387.2	853.3	665.0	620.4
Net income (loss)	(93.6)	(47.4)	(363.0)	192.6
Net (income) loss attributable to noncontrolling interests	(0.8)	3.4	(1.2)	1.8
Dividends on preference shares	(4.0)	(4.0)	(12.0)	(9.5)
Balance, end of period	288.8	805.3	288.8	805.3
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(10.4)	1.5	(0.2)	—
Net change in foreign currency translation adjustment
Balance, beginning of period	(0.6)	1.5	(0.2)	—
Net change in foreign currency translation adjustment	(3.6)	(1.8)	(4.0)	(0.3)
Balance, end of period	(4.2)	(0.3)	(4.2)	(0.3)
Unrealized losses from debt securities held as available for sale investments
Balance, beginning of period	(9.8)	—	—	—
Unrealized losses from debt securities held as available for sale investments	(39.7)	—	(49.5)	—
Balance, end of period	(49.5)	—	(49.5)	—
Balance, end of period	(53.7)	(0.3)	(53.7)	(0.3)
Shareholders’ equity attributable to SiriusPoint shareholders	2,084.5	2,638.0	2,084.5	2,638.0
Noncontrolling interests	8.3	—	8.3	—
Total shareholders’ equity	$2,092.8	$2,638.0	$2,092.8	$2,638.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2022 and 2021
(expressed in millions of U.S. dollars)

	2022	2021
Operating activities
Net income (loss)	$(363.0)	$192.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	22.2	17.0
Net interest expense on deposit liabilities	0.4	3.9
Net realized and unrealized (gain) loss on investments and derivatives	205.3	(52.9)
Net realized and unrealized (gain) loss on investment in related party investment funds	199.8	(401.2)
Other revenues	(39.0)	(84.6)
Gain from sale of consolidated subsidiary	—	(5.8)
Amortization of premium and accretion of discount, net	(1.7)	9.4
Amortization of intangible assets	6.0	4.1
Depreciation and other amortization	4.1	4.5
Other items, net	(54.0)	(16.5)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(242.4)	27.4
Deferred acquisition costs and value of business acquired, net	(59.8)	(3.7)
Unearned premiums ceded	(136.3)	(38.8)
Loss and loss adjustment expenses recoverable, net	(93.9)	(368.4)
Deferred tax asset/liability	(44.1)	(0.2)
Other assets	(4.7)	63.6
Interest and dividends receivable	(8.7)	0.3
Loss and loss adjustment expense reserves	359.1	626.1
Unearned premium reserves	374.4	30.6
Reinsurance balances payable	105.6	130.1
Accounts payable, accrued expenses and other liabilities	16.0	(110.9)
Net cash provided by operating activities	245.3	26.6
Investing activities
Proceeds from redemptions from related party investment funds	654.8	—
Contributions to related party investment funds	(4.0)	—
Purchases of investments	(4,648.5)	(2,282.9)
Proceeds from sales and maturities of investments	2,628.0	1,995.0
Change in due to/from brokers, net	5.8	45.5
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	—	631.9
Proceeds from sale of consolidated subsidiary, net of cash sold	—	20.5
Net cash provided by (used in) investing activities	(1,363.9)	410.0
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	—	50.8
Taxes paid on withholding shares	(6.9)	(0.3)
Purchases of SiriusPoint common shares under share repurchase program	(5.0)	—
Proceeds from loans under an agreement to repurchase	17.5	—
Cash dividends paid to preference shareholders	(12.0)	(8.2)
Net payments on deposit liability contracts	(12.7)	(9.4)
Change in total noncontrolling interests, net	0.8	0.1
Net cash provided by (used in) financing activities	(18.3)	33.0
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,136.9)	469.6
Cash, cash equivalents and restricted cash at beginning of period	1,948.4	1,713.9
Change in cash of assets held for sale	(20.0)	—
Cash, cash equivalents and restricted cash at end of period	$791.5	$2,183.5

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
The results for the nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
Other than described below, there have been no material changes to the Company’s significant accounting policies as described in its 2021 Form 10-K.
Debt securities available for sale
The Company has elected to classify debt securities, other than short-term investments, purchased on or after April 1, 2022 as available for sale (“AFS”). These securities are held at fair value, net of an allowance for credit losses. Any decline in fair value related to AFS debt securities that is believed to arise from factors other than credit is recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity.
Recently issued accounting standards
Issued but not yet effective as of September 30, 2022
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendment clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.
Revision
In the fourth quarter of 2021, the Company identified an understatement of the bargain purchase gain recorded in the first quarter of 2021 related to the acquisition of Sirius Group which understated income before income tax expense and net income available to SiriusPoint common shareholders by $37.5 million. Amounts for the nine months ended September 30, 2021 were revised to correct for the previously reported understatement of income. This revision had no impact on the previously reported total shareholders’ equity attributable to SiriusPoint shareholders.
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
We recognized a bargain purchase gain of $50.4 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The gain from bargain purchase is included in other revenues in the consolidated statements of income for the three and nine months ended September 30, 2021. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base. Refer to the 2021 Form 10-K for additional information on this acquisition.
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
During the nine months ended September 30, 2022, the Company did not declare or pay dividends to holders of Series A Preference Shares.
Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares will be subject to a conversion ratio calculation, which will be based on ultimate COVID-19 losses along with other measurement criteria, to convert to the Company’s common shares.
Series A Preference Shares are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recorded gains of $0.6 million and $20.0 million, respectively, from the change in fair value of the Series A Preference Shares. As of September 30, 2022, the fair value of the Series A Preference Shares is $0.4 million.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger warrants”). As of September 30, 2022, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.

The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recorded gains of $2.8 million and $25.6 million, respectively, from the change in fair value of the Merger warrants. As of September 30, 2022, the estimated fair value of the Merger warrants is $6.9 million.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private warrants”) by Sirius Group to certain counterparties.
The Private warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended September 30, 2022, there was no change in the fair value of the Private warrants. During the nine months ended September 30, 2022, the Company recorded a gain of $3.2 million from the change in fair value of the Private warrants. The Private warrants have no estimated fair value as of September 30, 2022.
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
The Sirius Group Public Warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three months ended September 30, 2022, there was no change in the fair value of the Sirius Group Public Warrants. During the nine months ended September 30, 2022, the Company recorded a gain of $1.1 million from the change in fair value of the Sirius Group Public Warrants. The Sirius Group Public Warrants have no estimated fair value as of September 30, 2022.
Upside Rights
On February 26, 2021, the Company issued Upside Rights with respect to the consideration price of the Sirius Group acquisition. The Upside Rights expired without any value on February 26, 2022.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement with respect to the consideration price of the Sirius Group acquisition. The contingent value rights (“CVRs”) are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recorded losses of $1.5 million and $10.9 million, respectively, from the change in fair value of the CVRs. As of September 30, 2022, the fair value of the CVRs is $41.5 million. The CVRs became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021.
Financial results
The following table summarizes the results of Sirius Group that have been included in the Company's consolidated statement of income for the nine months ended September 30, 2021:

For the period from February 26, 2021 to September 30, 2021
Total revenues	$933.4
Net loss	$(161.5)

Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2021 and assumes the acquisition of Sirius Group occurred on January 1, 2021. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2021 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as such costs cannot be determined at this time.

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Total revenues	$732.6	$1,958.8
Net income (loss)	$(47.8)	$187.7
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
The Company makes both controlling and noncontrolling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”).
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
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned. Net services income (loss) consists of services revenues (fee for service revenues), services expenses, services noncontrolling (income) loss and net investment gains (losses) from Strategic Investments. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income (loss). These items are reconciled to the consolidated presentation in the segment measure reclass column below and include net investment gains (losses) from Strategic Investments where Insurance & Services holds private equity investments. Also included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
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
The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$318.4	$524.9	$843.3	$—	$0.5	$—	$843.8
Net premiums written	267.1	366.7	633.8	—	0.6	—	634.4
Net premiums earned	304.5	305.4	609.9	—	2.7	—	612.6
Loss and loss adjustment expenses incurred, net	286.3	217.8	504.1	(1.5)	(4.7)	—	497.9
Acquisition costs, net	69.8	81.0	150.8	(34.0)	—	—	116.8
Other underwriting expenses	28.0	15.3	43.3	—	1.5	—	44.8
Underwriting income (loss)	(79.6)	(8.7)	(88.3)	35.5	5.9	—	(46.9)
Services revenue	3.4	52.5	55.9	(35.4)	—	(20.5)	—
Services expenses	—	47.2	47.2	—	—	(47.2)	—
Net services fee income	3.4	5.3	8.7	(35.4)	—	26.7	—
Services noncontrolling loss	—	0.5	0.5	—	—	(0.5)	—
Net investment gains from Strategic Investments	0.3	3.4	3.7	—	—	(3.7)	—
Net services income	3.7	9.2	12.9	(35.4)	—	22.5	—
Segment income (loss)	(75.9)	0.5	(75.4)	0.1	5.9	22.5	(46.9)
Net realized and unrealized investment gains (losses)					(59.8)	3.7	(56.1)
Net realized and unrealized investment losses from related party investment funds					(8.3)	—	(8.3)
Net investment income					36.2	—	36.2
Other revenues					(7.4)	20.5	13.1
Net corporate and other expenses					(23.6)	(47.2)	(70.8)
Intangible asset amortization					(2.1)	—	(2.1)
Interest expense					(9.4)	—	(9.4)
Foreign exchange gains					51.6	—	51.6
Income (loss) before income tax expense	$(75.9)	$0.5	(75.4)	0.1	(16.9)	(0.5)	(92.7)
Income tax expense			—	—	(0.9)	—	(0.9)
Net loss			(75.4)	0.1	(17.8)	(0.5)	(93.6)
Net income attributable to noncontrolling interest			—	—	(1.3)	0.5	(0.8)
Net loss attributable to SiriusPoint			$(75.4)	$0.1	$(19.1)	$—	$(94.4)

Underwriting Ratios: (1)
Loss ratio	94.0%	71.3%	82.7%				81.3%
Acquisition cost ratio	22.9%	26.5%	24.7%				19.1%
Other underwriting expenses ratio	9.2%	5.0%	7.1%				7.3%
Combined ratio	126.1%	102.8%	114.5%				107.7%
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

	Three months ended September 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$395.3	$240.6	$635.9	$—	$5.3	$—	$641.2
Net premiums written	289.6	183.9	473.5	—	5.3	—	478.8
Net premiums earned	326.4	160.6	487.0	—	12.6	—	499.6
Loss and loss adjustment expenses incurred, net	471.5	91.0	562.5	(0.8)	15.6	—	577.3
Acquisition costs, net	85.4	41.8	127.2	(21.4)	1.1	—	106.9
Other underwriting expenses	32.1	9.8	41.9	—	11.4	—	53.3
Underwriting income (loss)	(262.6)	18.0	(244.6)	22.2	(15.5)	—	(237.9)
Services revenue	—	37.8	37.8	(25.3)	—	(12.5)	—
Services expenses	—	40.4	40.4	—	—	(40.4)	—
Net services fee loss	—	(2.6)	(2.6)	(25.3)	—	27.9	—
Services noncontrolling loss	—	3.4	3.4	—	—	(3.4)	—
Net services income	—	0.8	0.8	(25.3)	—	24.5	—
Segment income (loss)	(262.6)	18.8	(243.8)	(3.1)	(15.5)	24.5	(237.9)
Net realized and unrealized investment losses					(11.7)	—	(11.7)
Net realized and unrealized investment gains from related party investment funds					202.4	—	202.4
Net investment income					9.1	—	9.1
Other revenues					20.7	12.5	33.2
Net corporate and other expenses					(19.5)	(40.4)	(59.9)
Intangible asset amortization					(2.0)	—	(2.0)
Interest expense					(9.7)	—	(9.7)
Foreign exchange gains					16.1	—	16.1
Income (loss) before income tax benefit	$(262.6)	$18.8	(243.8)	(3.1)	189.9	(3.4)	(60.4)
Income tax benefit			—	—	13.0	—	13.0
Net income (loss)			(243.8)	(3.1)	202.9	(3.4)	(47.4)
Net loss attributable to noncontrolling interest			—	—	—	3.4	3.4
Net income (loss) available to SiriusPoint			$(243.8)	$(3.1)	$202.9	$—	$(44.0)

Underwriting Ratios: (1)
Loss ratio	144.5%	56.7%	115.5%				115.6%
Acquisition cost ratio	26.2%	26.0%	26.1%				21.4%
Other underwriting expenses ratio	9.8%	6.1%	8.6%				10.7%
Combined ratio	180.5%	88.8%	150.2%				147.7%
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

	Nine months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,220.9	$1,442.3	$2,663.2	$—	$2.9	$—	$2,666.1
Net premiums written	963.5	1,005.6	1,969.1	—	2.2	—	1,971.3
Net premiums earned	931.6	762.5	1,694.1	—	16.6	—	1,710.7
Loss and loss adjustment expenses incurred, net	685.5	506.6	1,192.1	(3.8)	10.0	—	1,198.3
Acquisition costs, net	236.0	198.4	434.4	(86.4)	0.9	—	348.9
Other underwriting expenses	86.8	46.8	133.6	—	4.5	—	138.1
Underwriting income (loss)	(76.7)	10.7	(66.0)	90.2	1.2	—	25.4
Services revenue	3.4	165.9	169.3	(102.9)	—	(66.4)	—
Services expenses	—	135.3	135.3	—	—	(135.3)	—
Net services fee income	3.4	30.6	34.0	(102.9)	—	68.9	—
Services noncontrolling loss	—	0.6	0.6	—	—	(0.6)	—
Net investment gains from Strategic Investments	0.3	2.6	2.9	—	—	(2.9)	—
Net services income	3.7	33.8	37.5	(102.9)	—	65.4	—
Segment income (loss)	(73.0)	44.5	(28.5)	(12.7)	1.2	65.4	25.4
Net realized and unrealized investment gains (losses)					(239.3)	2.9	(236.4)
Net realized and unrealized investment losses from related party investment funds					(199.8)	—	(199.8)
Net investment income					61.4	—	61.4
Other revenues					29.7	66.4	96.1
Net corporate and other expenses					(84.9)	(135.3)	(220.2)
Intangible asset amortization					(6.0)	—	(6.0)
Interest expense					(28.1)	—	(28.1)
Foreign exchange gains					127.5	—	127.5
Income (loss) before income tax benefit	$(73.0)	$44.5	(28.5)	(12.7)	(338.3)	(0.6)	(380.1)
Income tax benefit			—	—	17.1	—	17.1
Net loss			(28.5)	(12.7)	(321.2)	(0.6)	(363.0)
Net income attributable to noncontrolling interests			—	—	(1.8)	0.6	(1.2)
Net loss attributable to SiriusPoint			$(28.5)	$(12.7)	$(323.0)	$—	$(364.2)

Underwriting Ratios: (1)
Loss ratio	73.6%	66.4%	70.4%				70.0%
Acquisition cost ratio	25.3%	26.0%	25.6%				20.4%
Other underwriting expenses ratio	9.3%	6.1%	7.9%				8.1%
Combined ratio	108.2%	98.5%	103.9%				98.5%
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

	Nine months ended September 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$931.6	$628.0	$1,559.6	$—	$(13.9)	$—	$1,545.7
Net premiums written	773.8	468.5	1,242.3	—	(19.0)	—	1,223.3
Net premiums earned	862.8	334.7	1,197.5	—	(0.4)	—	1,197.1
Loss and loss adjustment expenses incurred, net	773.7	198.6	972.3	(1.7)	4.5	—	975.1
Acquisition costs, net	224.1	97.6	321.7	(42.5)	2.3	—	281.5
Other underwriting expenses	82.6	19.0	101.6	—	19.0	—	120.6
Underwriting income (loss)	(217.6)	19.5	(198.1)	44.2	(26.2)	—	(180.1)
Services revenue	—	89.9	89.9	(52.6)	—	(37.3)	—
Services expenses	—	81.0	81.0	—	—	(81.0)	—
Net services fee income	—	8.9	8.9	(52.6)	—	43.7	—
Services noncontrolling loss	—	1.8	1.8	—	—	(1.8)	—
Net investment gains from Strategic Investments	0.3	41.3	41.6	—	—	(41.6)	—
Net services income	0.3	52.0	52.3	(52.6)	—	0.3	—
Segment income (loss)	(217.3)	71.5	(145.8)	(8.4)	(26.2)	0.3	(180.1)
Net realized and unrealized investment gains					2.1	41.6	43.7
Net realized and unrealized investment gains from related party investment funds					401.2	—	401.2
Net investment income					18.8	—	18.8
Other revenues					84.6	37.3	121.9
Net corporate and other expenses					(113.5)	(81.0)	(194.5)
Intangible asset amortization					(4.1)	—	(4.1)
Interest expense					(24.4)	—	(24.4)
Foreign exchange gains					16.5	—	16.5
Income (loss) before income tax expense	$(217.3)	$71.5	(145.8)	(8.4)	355.0	(1.8)	199.0
Income tax expense			—	—	(6.4)	—	(6.4)
Net income (loss)			(145.8)	(8.4)	348.6	(1.8)	192.6
Net loss attributable to noncontrolling interests			—	—	—	1.8	1.8
Net income (loss) available to SiriusPoint			$(145.8)	$(8.4)	$348.6	$—	$194.4

Underwriting Ratios: (1)
Loss ratio	89.7%	59.3%	81.2%				81.5%
Acquisition cost ratio	26.0%	29.2%	26.9%				23.5%
Other underwriting expenses ratio	9.6%	5.7%	8.5%				10.1%
Combined ratio	125.3%	94.2%	116.6%				115.1%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$647.3	$999.8
Restricted cash securing letter of credit facilities (1)	66.9	500.2
Restricted cash securing reinsurance contracts (2)	55.7	431.8
Restricted cash held by managing general underwriters	21.6	16.6
Total cash, cash equivalents and restricted cash (3)	791.5	1,948.4
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,076.8	1,107.0
Total cash, cash equivalents, restricted cash and restricted investments	$2,868.3	$3,055.4
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$642.0	$—	$642.0
Residential mortgage-backed securities	—	141.2	—	141.2
Commercial mortgage-backed securities	—	117.0	—	117.0
Corporate debt securities	—	404.4	—	404.4
U.S. government and government agency	286.1	11.0	—	297.1
Non-U.S. government and government agency	8.9	83.3	—	92.2
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	295.0	1,398.9	3.2	1,697.1
Asset-backed securities	—	133.9	—	133.9
Residential mortgage-backed securities	—	212.8	—	212.8
Commercial mortgage-backed securities	—	18.6	—	18.6
Corporate debt securities	—	386.0	—	386.0
U.S. government and government agency	552.3	—	—	552.3
Non-U.S. government and government agency	3.8	16.6	—	20.4
Total debt securities, available for sale	556.1	767.9	—	1,324.0
Fixed income mutual funds	1.3	—	—	1.3
Common stocks	0.1	—	—	0.1
Total equity securities	1.4	—	—	1.4
Short-term investments	1,844.6	147.0	—	1,991.6
Other long-term investments	—	—	324.8	324.8
Derivative assets	—	—	3.1	3.1
	$2,697.1	$2,313.8	$331.1	5,342.0
Investments in funds valued at NAV				399.1
Total assets				$5,741.1
Liabilities
Total securities sold, not yet purchased	$41.7	$—	$—	$41.7
Securities sold under an agreement to repurchase	—	17.3	—	17.3
Liability-classified capital instruments	—	48.9	—	48.9
Derivative liabilities	—	—	1.5	1.5
Total liabilities	$41.7	$66.2	$1.5	$109.4

	December 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$513.1	$—	$513.1
Residential mortgage-backed securities	—	301.9	—	301.9
Commercial mortgage-backed securities	—	147.3	—	147.3
Corporate debt securities	—	602.6	—	602.6
U.S. Government and government agency	360.9	24.5	—	385.4
Non-U.S. government and government agency	17.8	114.5	—	132.3
U.S. States, municipalities, and political subdivision	—	0.2	—	0.2
Preferred stocks	—	—	2.8	2.8
Total debt securities, trading	378.7	1,704.1	2.8	2,085.6
Fixed income mutual funds	2.1	—	—	2.1
Common stocks	0.7	—	—	0.7
Total equity securities	2.8	—	—	2.8
Short-term investments	1,073.2	2.6	—	1,075.8
Other long-term investments	—	—	336.9	336.9
Derivative assets	0.2	—	0.4	0.6
	$1,454.9	$1,706.7	$340.1	3,501.7
Investments in funds valued at NAV				1,028.8
Total assets				$4,530.5
Liabilities
Liability-classified capital instruments	$—	$30.6	$57.2	$87.8
Derivative liabilities	—	—	3.2	3.2
Total liabilities	$—	$30.6	$60.4	$91.0
During the nine months ended September 30, 2022, the Company did not reclassify its assets or liabilities between Levels 2 and 3. (December 31, 2021 - no reclassifications)
Valuation techniques
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

The following table presents the reconciliation of all investments at fair value using Level 3 inputs for the three and nine months ended September 30, 2022:

	July 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	Change in Unrealized Gains (Losses) in OCI	September 30, 2022
Assets
Preferred stocks	$3.2	$—	$—	$—	$—	$—	$3.2
Other long-term investments	318.1	—	8.9	(6.7)	4.5	—	324.8
Derivative assets	(2.4)	—	—	(0.2)	(0.3)	—	(2.9)
Total assets	$318.9	$—	$8.9	$(6.9)	$4.2	$—	$325.1
Liabilities
Liability-classified capital instruments	$(10.7)	$—	$—	$—	$3.4	$—	$(7.3)
Derivative liabilities	(5.0)	—	(7.8)	—	(5.7)	—	(18.5)
Total liabilities	$(15.7)	$—	$(7.8)	$—	$(2.3)	$—	$(25.8)

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	Change in Unrealized Gains (Losses) in OCI	September 30, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$0.4	$—	$3.2
Other long-term investments	336.9	(40.6)	62.9	(33.0)	(1.4)	—	324.8
Derivative assets	0.4	—	0.6	(2.8)	(1.1)	—	(2.9)
Total assets	$340.1	$(40.6)	$63.5	$(35.8)	$(2.1)	$—	$325.1
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$49.9	$—	$(7.3)
Derivative liabilities	(3.2)	—	(4.7)	—	(10.6)	—	(18.5)
Total liabilities	$(60.4)	$—	$(4.7)	$—	$39.3	$—	$(25.8)
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2021:

	July 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2021
Assets
Preferred stocks	$12.8	$—	$10.0	$—	$—	$—	$22.8
Other long-term investments	322.1	—	7.0	—	(3.5)	2.5	328.1
Derivative assets	5.2	(0.7)	—	—	—	(2.0)	2.5
Loan participations	36.5	—	5.2	—	(42.7)	1.0	—
Total assets	$376.6	$(0.7)	$22.2	$—	$(46.2)	$1.5	$353.4
Liabilities
Liability-classified capital instruments	$(99.3)	$—	$—	$—	$—	$22.0	$(77.3)
Contingent consideration	(1.5)	—	—	—	1.9	(0.4)	—
Derivative liabilities	(3.7)	0.7	(0.1)	—	—	0.3	(2.8)
Total liabilities	$(104.5)	$0.7	$(0.1)	$—	$1.9	$21.9	$(80.1)

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2021
Assets
Preferred stocks	$—	$—	$20.0	$2.8	$—	$—	$22.8
Other long-term investments	4.0	—	34.7	259.0	(9.4)	39.8	328.1
Derivative assets	1.2	(1.2)	—	0.3	—	2.2	2.5
Loan participations	—	—	9.0	32.8	(42.8)	1.0	—
Total assets	$5.2	$(1.2)	$63.7	$294.9	$(52.2)	$43.0	$353.4
Liabilities
Liability-classified capital instruments	$—	$27.0	$(137.6)	$—	$—	$33.3	$(77.3)
Contingent consideration liabilities	—	—	—	(0.7)	1.9	(1.2)	—
Derivative liabilities	(1.0)	1.2	(0.4)	(2.0)	—	(0.6)	(2.8)
Total liabilities	$(1.0)	$28.2	$(138.0)	$(2.7)	$1.9	$31.5	$(80.1)
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
Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values at September 30, 2022 and December 31, 2021, due to their respective short maturities.

The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2022 and December 31, 2021. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$242.7	$241.9	$302.3	$296.3
2016 Senior Notes	344.0	405.5	412.8	406.0
2015 Senior Notes	112.1	114.6	120.5	114.4
Series B preference shares	$188.8	$200.0	$220.9	$200.0
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
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses (2)	Net foreign currency losses	Fair value
Debt securities, trading
Asset-backed securities	$667.8	$—	$(25.8)	$—	$642.0
Residential mortgage-backed securities	162.7	—	(21.5)	—	141.2
Commercial mortgage-backed securities	133.2	—	(16.2)	—	117.0
Corporate debt securities	439.4	—	(30.9)	(4.1)	404.4
U.S. government and government agency (1)	306.8	—	(9.7)	—	297.1
Non-U.S. government and government agency	99.2	—	(2.2)	(4.8)	92.2
Preferred stocks	2.4	0.8	—	—	3.2
Total debt securities, trading	$1,811.5	$0.8	$(106.3)	$(8.9)	$1,697.1
Debt securities, available for sale
Asset-backed securities	$137.8	$—	$(3.9)	$—	$133.9
Residential mortgage-backed securities	223.0	—	(10.2)	—	212.8
Commercial mortgage-backed securities	19.3	—	(0.7)	—	18.6
Corporate debt securities	405.3	0.1	(17.4)	(2.0)	386.0
U.S. government and government agency(1)	564.7	—	(12.4)	—	552.3
Non-U.S. government and government agency	21.7	—	(0.5)	(0.8)	20.4
Total debt securities, available for sale(3)	$1,371.8	$0.1	$(45.1)	$(2.8)	$1,324.0
(1)The Company had $41.7 million of short positions in long duration U.S. Treasuries as of September 30, 2022. These amounts are included in securities sold, not yet purchased, at fair value, in the consolidated balance sheets.
(2)As of September 30, 2022, all debt securities classified as available for sale that are in a gross unrealized loss position have been in a gross unrealized loss position for less than 12 months.
(3)As of September 30, 2022, the Company did not record an allowance for credit losses on the AFS portfolio.

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
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of September 30, 2022 was approximately 1.3 years, including short-term investments, and approximately 2.0 years excluding short-term investments (December 31, 2021 - 1.6 years and 2.3 years, respectively).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading (“trading”) and AFS as of September 30, 2022 and December 31, 2021 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2022				December 31, 2021
	Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$229.3	$223.5	$34.9	$33.6	$145.6	$145.1
Due after one year through five years	492.6	467.5	866.3	841.2	870.4	862.4
Due after five years through ten years	68.1	58.0	81.7	76.0	69.6	68.6
Due after ten years	55.4	44.6	8.8	7.8	43.6	44.4
Mortgage-backed and asset-backed securities	963.7	900.3	380.1	365.4	967.5	962.3
Preferred stocks	2.4	3.2	—	—	2.6	2.8
Total debt securities (1)	$1,811.5	$1,697.1	$1,371.8	$1,324.0	$2,099.3	$2,085.6
(1) As of December 31, 2021, there were no debt securities classified as available for sale.

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$633.0	$126.5	$696.4
AA	571.8	803.9	884.1
A	196.9	166.8	278.5
BBB	187.3	146.6	153.1
Other	108.1	80.2	73.5
Total debt securities (1)(2)	$1,697.1	$1,324.0	$2,085.6
(1)Credit ratings are assigned based on the following hierarchy: (1) Standard & Poor's ("S&P") and (2) Moody's Investors Service.
(2)As of December 31, 2021, there were no debt securities classified as available for sale.
As of September 30, 2022, the above totals included $59.5 million of sub-prime securities. Of this total, $37.4 million was rated AAA, $10.2 million rated AA, $1.6 million rated A and $10.3 million unrated. As of December 31, 2021, the above totals included $51.8 million of sub-prime securities. Of this total, $35.1 million was rated AAA, $16.1 million rated AA and $0.6 million rated A.
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
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of September 30, 2022 and December 31, 2021, were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
September 30, 2022
Equity securities	$1.7	$—	$(0.4)	$0.1	$1.4
Other long-term investments	$407.8	$29.8	$(25.6)	$2.9	$414.9
December 31, 2021
Equity securities	$4.5	$0.1	$(2.0)	$0.2	$2.8
Other long-term investments	$443.0	$28.9	$(16.8)	$1.0	$456.1
Equity securities at fair value consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Fixed income mutual funds	$1.3	$2.1
Common stocks	0.1	0.7
Total equity securities	$1.4	$2.8

The carrying value of other long-term investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Hedge funds and private equity funds (1)	$106.2	$195.7
Strategic Investments (2)	258.3	215.3
Limited liability companies and private equity securities (2)	50.4	45.1
Total other long-term investments	$414.9	$456.1
(1)Includes $85.1 million of investments carried at NAV (December 31, 2021 - $115.2 million) and $21.1 million of investments classified as Level 3 (December 31, 2021 - $80.5 million) within the fair value hierarchy.
(2)As of September 30, 2022, the Company had $9.8 million of unfunded commitments relating to these investments (December 31, 2021 - $13.8 million).
Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$8.4	$—	$19.8	$—
Distressed mortgage credit	—	—	24.6	—
Private credit	23.9	—	24.2	—
Other	0.2	—	1.7	—
Total hedge funds	32.5	—	70.3	—
Private equity funds
Energy infrastructure & services	32.1	5.2	48.4	19.0
Multi-sector	6.0	4.8	10.1	5.1
Healthcare	16.0	0.3	31.0	2.2
Life settlement	14.1	—	12.9	—
Manufacturing/Industrial	—	—	19.9	—
Private equity secondaries	0.5	0.4	0.5	0.4
Other	5.0	—	2.6	—
Total private equity funds	73.7	10.7	125.4	26.7
Total hedge and private equity funds included in other long-term investments	$106.2	$10.7	$195.7	$26.7
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

The following summarizes the September 30, 2022 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.1	$8.4	$—	$—	$8.5
Semi-annual	—	—	0.1	—	—	0.1
Annual	—	—	—	0.1	23.8	23.9
Total	$—	$0.1	$8.5	$0.1	$23.8	$32.5
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. As of September 30, 2022, $14.9 million in distributions were outstanding from these investments.
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
As of September 30, 2022, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up or commitment period remaining	$41.5	$16.0	$16.2	$73.7
Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Third Point Enhanced LP	$280.3	$878.2
Third Point Venture Offshore Fund I LP	28.7	31.4
Investments in related party investment funds, at fair value	$309.0	$909.6
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
As of September 30, 2022, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of September 30, 2022, the Company had $9.5 million of unfunded commitments related to TP Venture Fund. As of September 30, 2022, the Company holds interests of approximately 16.7% of the net asset value of TP Venture Fund.
8. Total realized and unrealized investment gains (losses) and net investment income
Total realized and unrealized investment gains (losses) and net investment income for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Debt securities, trading	$(21.2)	$2.4	$(141.4)	$12.6
Debt securities, available for sale	12.5	—	15.4	—
Short-term investments	(6.1)	(5.6)	(8.7)	(4.2)
Other long-term investments	7.1	11.5	5.5	73.4
Equity securities	(0.1)	(1.4)	(0.5)	(1.4)
Net realized and unrealized investment gains (losses) from related party investment funds	(8.3)	202.4	(199.8)	401.2
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	(16.1)	209.3	(329.5)	481.6
Other investment expenses	(6.9)	(7.8)	(14.5)	(12.3)
Net investment loss on cash and cash equivalents	(5.2)	(1.7)	(30.8)	(5.6)
Total realized and unrealized investment gains (losses) and net investment income	$(28.2)	$199.8	$(374.8)	$463.7
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gross realized gains	$23.6	$8.3	$47.0	$32.8
Gross realized losses	(45.9)	(2.6)	(107.1)	(9.8)
Net realized gains (losses) on investments	(22.3)	5.7	(60.1)	23.0
Net unrealized gains (losses) on investments	(33.8)	(17.4)	(176.3)	20.7
Net realized and unrealized gains (losses) on investments (1) (2)	$(56.1)	$(11.7)	$(236.4)	$43.7
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains of $0.2 million and $1.0 million from affiliated investments included in other long-term investments for the three and nine months ended September 30, 2022, respectively (2021 - $5.1 million and $49.4 million, respectively).

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Debt securities, trading	$(29.6)	$5.3	$(51.8)	$13.3
Debt securities, available for sale	1.8	—	2.0	—
Short-term investments	(0.4)	(1.6)	(0.5)	(1.6)
Equity securities	—	—	(2.3)	—
Other long-term investments	5.0	1.2	3.2	11.8
Net investment income (loss) on cash and cash equivalents	0.9	0.8	(10.7)	(0.5)
Net realized investment gains (losses) (1)	$(22.3)	$5.7	$(60.1)	$23.0
(1)Includes realized gains (losses) due to foreign currency of $(22.3) million and $(35.0) million for the three and nine months ended September 30, 2022, respectively (2021 - $2.6 million and $1.1 million, respectively).
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Debt securities, trading (1)	$(7.5)	$(15.2)	$(128.6)	$(23.4)
Short-term investments	(14.3)	(6.8)	(18.9)	(6.3)
Equity securities	(0.1)	(1.4)	1.7	(1.3)
Other long-term investments	(2.3)	4.9	(5.1)	54.0
Net investment income (loss) on cash and cash equivalents	(9.6)	1.1	(25.4)	(2.4)
Net unrealized investment gains (losses) (2)	$(33.8)	$(17.4)	$(176.3)	$20.7
(1)Includes unrealized losses excluding foreign currency, of $(1.1) million and $(105.0) million for the three and nine months ended September 30, 2022, respectively (2021 - $(5.5) million and $(9.3) million, respectively).
(2)Includes unrealized losses due to foreign currency of $(23.3) million and $(51.5) million for the three and nine months ended September 30, 2022, respectively (2021 - $(11.2) million and $(17.4) million, respectively).
The following table summarizes the amount of total gains included in earnings attributable to unrealized investment gains – Level 3 investments for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Debt securities, trading	$0.1	$—	$0.6	$—
Other long-term investments	2.6	2.0	0.3	40.3
Total unrealized investment gains – Level 3 investments	$2.7	$2.0	$0.9	$40.3
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

The following table presents the components of other long-term investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Equity method eligible unconsolidated entities, using the fair value option (1) (3)	$211.5	$225.3
Equity method investments	22.6	26.7
Other unconsolidated investments, at fair value (2)	122.4	198.0
Other unconsolidated investments, at cost (3)	58.4	6.0
Total other long-term investments	$414.9	$456.1
(1)Excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are equity method eligible but are carried outside of other long-term investments. See Notes 7 and 11 for additional information on these related party investment funds.
(2)Includes other long-term investments that are not equity method eligible and are measured at fair value.
(3)The Company has elected to apply the cost less impairment measurement alternative to investments that do not meet the criteria to be accounted for under the equity method, in which the investment is measured at cost and remeasured to fair value when impaired or upon observable transaction prices.
The Company has historically elected the fair value option to account for its equity method eligible investments in order to be consistent with the remainder of its investments portfolio which was accounted for at fair value. Prospectively, the Company no longer expects to exercise the fair value option for the majority of its new equity method eligible investments. The following table presents the Company’s significant equity method investee entities under fair value option in which it holds 20 percent or more (5 percent or more for limited partnerships and limited liability companies) of the ownership interest as of September 30, 2022:

	September 30, 2022		December 31, 2021
Investee (1)	Fair value	Ownership interest	Fair value	Ownership interest	Instrument held
BE Reinsurance Limited	$15.1	24.9%	$15.2	24.9%	Common shares
BioVentures Investors (Offshore) IV LP	16.0	73.0%	16.6	73.0%	Units
Diamond LS I LP	8.8	15.3%	7.1	15.3%	Units
Gateway Fund LP	5.2	18.1%	4.0	18.1%	Units
Monarch Alternative Capital, LP	5.1	12.8%	5.7	12.8%	Units
New Energy Capital Infrastructure Credit Fund LP	14.2	18.3%	20.1	18.3%	Units
New Energy Capital Infrastructure Offshore Credit Fund LP	9.5	12.2%	13.4	12.2%	Units
Great Bay LLC	1.0	11.1%	1.0	11.1%	Units
Tuckerman Capital V LP	—	—%	11.3	42.1%	Units
Tuckerman Capital V Co-Investment I LP	$—	—%	$8.6	47.3%	Units
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
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within other revenues. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of September 30, 2022. The Company does not provide or hold any collateral associated with the weather derivatives.
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
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as at September 30, 2022:

	September 30, 2022			December 31, 2021
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$—	$(14.8)	$118.8	$—	$1.3	$83.6
Foreign currency futures contracts	—	—	303.2	0.2	—	133.9
Weather derivatives	—	(2.6)	9.9	—	0.8	6.2
Foreign currency swaps	—	—	—	—	1.7	40.0
Equity warrants	—	—	—	0.1	—	0.1
Interest rate cap	$—	$—	$—	$—	$—	$250.0
(1)Derivative assets are classified within other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income (loss) relating to derivatives during the three and nine months ended September 30, 2022 and 2021:

		Three months ended		Nine months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Foreign currency forwards	Foreign exchange gains	$(7.5)	$(0.7)	$(14.3)	$(0.6)
Foreign currency futures contracts	Foreign exchange gains	(22.0)	(2.8)	(52.8)	(4.7)
Weather derivatives	Other revenues	0.1	—	(0.3)	1.4
Equity warrants	Net realized and unrealized investment gains (losses)	—	(0.2)	(0.1)	(0.1)
Foreign currency swaps	Foreign exchange (gains) losses	—	1.1	—	—
Foreign currency call options	Foreign exchange (gains) losses	$—	$—	$—	$0.4

Underwriting-related derivatives
The following table identifies the listing currency, fair value and notional amounts of underwriting-related derivatives included in the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
Derivative assets	Listing currency	Fair Value	Notional Amounts (1)	Fair Value	Notional Amounts (1)
Reinsurance contracts accounted for as derivative assets	British Pound	$3.1	$155.6	$1.2	$49.3

Derivative liabilities
Reinsurance contracts accounted for as derivative liabilities	British Pound	$1.5	$81.4	$0.1	$37.4
(1)The absolute notional exposure represents the Company’s derivative activity as of September 30, 2022 and December 31, 2021, which is representative of the volume of derivatives held during the period.
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of September 30, 2022, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $11.2 million and $5.9 million, respectively (December 31, 2021 - $9.8 million and $5.5 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Arcadian because the Company can exercise control over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of September 30, 2022 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of September 30, 2022, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $42.2 million and $6.5 million, respectively (December 31, 2021 - $29.0 million and $7.0 million, respectively).
Joyn
Joyn Insurance Services Inc. (“Joyn”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Joyn because the Company can exercise control over the activities that most significantly impact the economic performance of Joyn. As a result, the Company has consolidated the results of Joyn in its consolidated financial statements. As of September 30, 2022, the Company owned 1,175,000 preferred equity shares of Joyn at a cost of $3.5 million, comprising 50% of Joyn’s fully-diluted share capital, and held certain secured and unsecured promissory notes issued by Joyn, which totaled $13.4 million in aggregate principal and accrued interest.
As of September 30, 2022, Joyn’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $3.6 million and $5.8 million, respectively (December 31, 2021 - $7.8 million and $4.1 million, respectively). During the three and nine months ended September 30, 2022, the Company recognized a pre-tax loss of $9.0 million and $14.4 million, respectively, related to Joyn. As of September 30, 2022, the Company has recognized the losses previously allocated to the Joyn noncontrolling interest shareholders. This has resulted in a pre-tax loss during the three and nine months ended September 30, 2022 of $6.7 million, recorded in other revenues in the Company’s consolidated statements of income (loss).
Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. The Company’s ownership in Alta Signa as of September 30, 2022 was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of September 30, 2022, Alta Signa’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $7.9 million and $1.5 million, respectively.
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance, beginning of period	$0.8	$3.3	$(0.4)	$1.4
Sirius Group acquisition and other business combinations (1)	—	—	0.8	0.3
Net income (loss) attributable to noncontrolling interests	0.8	(3.4)	1.2	(1.8)
Contributions (Redemptions)	—	0.1	—	0.1
Derecognition of noncontrolling interest (2)	6.7	—	6.7	—
Balance, end of period	$8.3	$—	$8.3	$—
(1)See Note 3 for additional information related to the acquisition of Sirius Group.
(2)See above for additional information on the derecognition of noncontrolling interest.
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of September 30, 2022 and December 31, 2021:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
September 30, 2022
Other long-term investments (1)	$276.5	$149.2	$2.0	$151.2
December 31, 2021
Other long-term investments (1)	$326.2	$177.5	$2.1	$179.6
(1)Excludes the Company’s investments in TP Enhanced Fund and TP Venture Fund which are also VIEs and are discussed separately below.

Third Point Enhanced LP
As of September 30, 2022, the Company and TP GP hold interests of approximately 89.4% and 10.6%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
As a result of the Company’s holdings in TP Enhanced Fund and its contribution to the Company’s overall financial results, the Company includes the following summarized income statement of the TP Enhanced Fund for the three and nine months ended September 30, 2022 and 2021, and summarized balance sheet as of September 30, 2022 and December 31, 2021.
This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s consolidated statements of income (loss).

	Three months ended		Nine months ended
TP Enhanced Fund summarized income statement	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income (loss)
Net realized gain (loss) from securities, derivative contracts and foreign currency translations	$(8.6)	$38.3	$98.2	$298.4
Net change in unrealized gain (loss) on securities, derivative contracts and foreign currency translations	(3.4)	244.2	(327.2)	268.4
Net income (loss) from currencies	0.2	0.4	1.3	—
Dividend and interest income	3.6	8.1	23.7	22.8
Other income	0.1	—	0.3	—
Total investment income (loss)	$(8.1)	$291.0	(203.7)	589.6
Expenses
Management fees	$0.9	4.1	$4.9	12.1
Interest	0.8	1.5	3.7	4.4
Dividends on securities sold, not yet purchased	0.2	1.5	1.3	4.5
Administrative and professional fees	—	0.6	1.2	2.0
Other expenses	0.2	1.3	1.0	4.7
Total expenses	2.1	9.0	12.1	27.7
Net income (loss)	$(10.2)	$282.0	$(215.8)	$561.9

The following table is a summarized balance sheet of TP Enhanced Fund as of September 30, 2022 and December 31, 2021 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	September 30, 2022	December 31, 2021
Assets
Total investments in securities and affiliated funds	$378.3	$1,623.5
Cash and cash equivalents	0.1	0.1
Due from brokers	131.1	524.0
Derivative assets, at fair value	11.1	46.5
Interest and dividends receivable	1.2	3.1
Other assets	0.1	1.5
Total assets	$521.9	$2,198.7
Liabilities
Accounts payable and accrued expenses	$0.7	$1.1
Securities sold, not yet purchased, at fair value	56.6	290.4
Securities sold under agreement to repurchase	13.7	33.6
Due to brokers	134.1	493.6
Derivative liabilities, at fair value	3.0	8.4
Withdrawals payable to General Partner	—	139.5
Redemptions payable to SiriusPoint	—	250.0
Interest and dividends payable	0.2	0.7
Management fee payable	—	0.2
Total liabilities	208.3	1,217.5
Total partners' capital	$313.6	$981.2
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

12. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Gross reserves for loss and loss adjustment expenses, beginning of period	$4,841.4	$1,310.1
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,215.3)	(14.4)
Less: deferred charges on retroactive reinsurance contracts	(1.4)	(6.0)
Net reserves for loss and loss adjustment expenses, beginning of period	3,624.7	1,289.7
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,215.5	1,001.0
Prior years	(17.2)	(25.9)
Total incurred loss and loss adjustment expenses	1,198.3	975.1
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(180.4)	(152.3)
Prior years	(616.1)	(543.9)
Total net paid losses	(796.5)	(696.2)
Foreign currency translation	(136.3)	(19.5)
Amounts acquired as a result of Sirius Group acquisition (1)	—	2,467.8
Net reserves for loss and loss adjustment expenses, end of period	3,890.2	4,016.9
Plus: loss and loss adjustment expenses recoverable, end of period	1,309.2	843.5
Plus: deferred charges on retroactive reinsurance contracts (2)	1.1	1.9
Gross reserves for loss and loss adjustment expenses, end of period	$5,200.5	$4,862.3
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
For the nine months ended September 30, 2022, the Company recorded $17.2 million of net favorable prior year loss reserve development driven by favorable development due to loss reductions in COVID-19 and A&H reserves due to better than expected loss experience, with the most significant offsetting movements being reserve strengthening in direct Workers’ Compensation reserves based on reported loss emergence, and in the Property lines, driven by the current elevated level of inflation.
For the nine months ended September 30, 2021, the Company recorded $25.9 million of net favorable prior year loss reserve development. This was driven by net favorable loss reserve development of $27.0 million from the legacy Sirius Group companies, primarily due to better than expected loss reserve emergence in the Property lines, mainly on European-related exposures covering multiple accident years, of $15.6 million, and favorable loss reserve development in the A&H lines of $6.9 million.
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

The Company's assets in scope of the current expected credit loss assessment as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Insurance and reinsurance balances receivable, net	$1,952.7	$1,708.2
Loss and loss adjustment expenses recoverable, net	1,309.2	1,215.3
Other assets (1)	43.2	14.5
Total assets in scope	$3,305.1	$2,938.0
(1)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $31.5 million as of September 30, 2022 (December 31, 2021 - $21.6 million). For the three and nine months ended September 30, 2022, the Company recorded current expected credit (gains) losses of $(0.7) million and $10.0 million, respectively (2021 - $(0.3) million and $15.3 million, respectively). These amounts are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of September 30, 2022, approximately 57% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 81% were rated A- or better.
14. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$247.7	5.1%	$303.1	4.1%
Unamortized discount	(5.8)		(6.8)
2017 SEK Subordinated Notes, carrying value	241.9		296.3
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	5.5		6.0
2016 Senior Notes, carrying value	405.5		406.0
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.4)		(0.6)
2015 Senior Notes, carrying value	114.6		114.4
Total debt	$762.0		$816.7
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2022 and December 31, 2021.
Standby letter of credit facilities
As of September 30, 2022, the Company had entered into the following letter of credit facilities:

	September 30, 2022
	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$330.0	$279.0	$20.2	$190.4
Uncommitted - Secured letters of credit facilities	n/a	953.5	46.7	1,045.1
		$1,232.5	$66.9	$1,235.5

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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2022, there were no outstanding borrowings under the Facility.
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
For the three and nine months ended September 30, 2022, the Company recorded income tax (expense) benefit of $(0.9) million and $17.1 million, respectively (2021 - $13.0 million and $(6.4) million, respectively) on pre-tax income (loss) of $(92.7) million and $(380.1) million, respectively (2021 - $(60.4) million and $199.0 million, respectively). The effective tax rates for the three and nine months ended September 30, 2022 were (1.0)% and 4.5%, respectively. The difference between the effective tax rate on income (losses) from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of losses recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the nine months ended September 30, 2022 and 2021, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of these provisions, the Company does not believe this legislation will have a material impact on its income taxes.
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
As of September 30, 2022, the total reserve for unrecognized tax benefits is $2.5 million (December 31, 2021 - $10.7 million). The reduction in the reserve is attributable to a change in the technical merits of a transfer pricing issue. If the

Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.7 million of such reserves as of September 30, 2022 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.
16. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the nine months ended September 30, 2022 and 2021:

	2022	2021
Common shares issued and outstanding, beginning of period	161,929,777	95,582,733
Issuance of common shares, net of forfeitures and shares withheld	1,078,208	3,185,798
Shares repurchased	(695,047)	—
Options exercised	—	220,000
Performance restricted shares granted, net of forfeitures and shares withheld	—	(1,464,532)
Issuance of common shares for Sirius Group acquisition	—	58,331,196
Issuance of common shares to related party	—	6,093,842
Common shares issued and outstanding, end of period	162,312,938	161,949,037
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the nine months ended September 30, 2022 and 2021, the Company did not pay any dividends to its common shareholders.
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
During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2021 - $4.0 million and $8.1 million, respectively).
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
During the three months ended September 30, 2022, the Company did not repurchase any of its common shares in the open market.
During the nine months ended September 30, 2022, the Company repurchased 695,047 of its common shares in the open market for $5.0 million at a weighted average cost, including commissions, of $7.17 per share. Common shares repurchased by the Company during the period were retired.
As of September 30, 2022 the Company was authorized to repurchase up to an aggregate of $56.3 million of outstanding common shares, CVRs and warrants under its repurchase program.
17. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	160,321,270	159,225,772	160,150,911	145,095,270
Dilutive effect of options	—	—	—	196,414
Dilutive effect of warrants	—	—	—	38,525
Dilutive effect of restricted share units	—	—	—	1,252,639
Dilutive effect of Series A preference shares	—	1,015,116	—	1,015,116
Diluted number of common shares outstanding	160,321,270	160,240,888	160,150,911	147,597,964
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(98.4)	$(48.0)	$(376.2)	$184.9
Net income allocated to SiriusPoint participating common shareholders	—	—	—	(13.7)
Net income (loss) allocated to SiriusPoint common shareholders	$(98.4)	$(48.0)	$(376.2)	$171.2
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(0.61)	$(0.30)	$(2.35)	$1.18
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(98.4)	$(48.0)	$(376.2)	$184.9
Net income allocated to SiriusPoint participating common shareholders	—	—	—	(2.8)
Change in carrying value of Series A preference shares	—	(7.2)	—	(9.6)
Net income (loss) allocated to SiriusPoint common shareholders	$(98.4)	$(55.2)	$(376.2)	$172.5
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(0.61)	$(0.34)	$(2.35)	$1.17
For the three and nine months ended September 30, 2022, options of 3,684,094 and 4,030,922, respectively, and warrants of 31,123,755 and 31,123,755, respectively, were excluded from the computation of diluted loss per share available to SiriusPoint common shareholders.
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

(Re)insurance contracts
Insurance and reinsurance contracts with certain of the Company’s insurance and MGA affiliates resulted in gross written premiums of $144.9 million and $262.9 million during the three and nine months ended September 30, 2022, respectively (2021 - $69.3 million and $151.3 million, respectively). As of September 30, 2022, the Company had total receivables from affiliates of $224.6 million and payables of $0.1 million (2021 - $65.3 million receivables and no payables).
Unfunded commitments in Third Point Venture Offshore Fund II LP
On June 30, 2022, SiriusPoint Bermuda entered into the Amended and Restated Exempted Limited Partnership Agreement (“2022 Venture II LPA”) of Third Point Venture Offshore Fund II LP (“TP Venture Fund II”). In accordance with the 2022 Venture II LPA, Third Point Venture GP II LLC (“TP Venture GP II”) serves as the general partner of TP Venture Fund II.
As of September 30, 2022, the Company has not funded the investment and has $25.0 million of unfunded commitments related to TP Venture Fund II.
Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Third Point Enhanced LP	$280.3	$878.2
Third Point Venture Offshore Fund I LP	28.7	31.4
Investments in related party investment funds, at fair value	309.0	909.6
Third Point Optimized Credit Portfolio (1)	500.7	—
Total investments managed by related parties	$809.7	$909.6
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets.
As of September 30, 2022, $350.0 million of withdrawals from the TP Enhanced Fund remain to be reinvested in, or contractually committed to, the TPOC Portfolio or other Third Point strategies, pursuant to the 2022 LPA.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Management and advisory fees	$0.9	$5.3	$6.1	$14.1
Performance fees	—	50.3	(1.3)	99.7
Total management, advisory and performance fees to related parties	$0.9	$55.6	$4.8	$113.8
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
Promissory notes & loan agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of September 30, 2022.
On July 2, 2021, the Company entered into a loan and security agreement with Joyn, pursuant to which the Company has lent Joyn $11.5 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. In the three and nine months ended September 30, 2022, $0.8 million of unsecured promissory notes were issued by Joyn to the Company.
On March 7, 2022, the Company entered into an Unsecured Convertible Promissory Note agreement with Player’s Health, pursuant to which the Company has lent $8.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 6.0% per annum.
Litigation
From time to time in the normal course of business, the Company may be involved in formal and informal dispute resolution processes, which may include arbitration or litigation, the outcomes of which determine the rights and obligations under the Company’s reinsurance and insurance contracts and other contractual agreements. In some disputes, the Company may seek to enforce its rights under an agreement or to collect funds owed to it. In other matters, the Company may resist attempts by others to collect funds or enforce alleged rights. The Company may also be involved, from time to time in the normal course of business, in formal and informal dispute resolution processes that do not arise from, or are not directly related to, claims activity. The Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its results of operations, financial condition, business or operations.
Leases
The Company operates in Bermuda, the United States, Canada, Europe and Asia, and leases office space under various non-cancelable operating lease agreements.
During the three and nine months ended September 30, 2022, the Company recognized operating lease expense of $2.9 million and $8.6 million, respectively (2021 - $3.1 million and $7.6 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.

The following table presents the lease balances within the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets (1)	$19.8	$27.4
Operating lease liabilities (2)	$24.6	$32.5

Weighted average lease term (years)	5.0	5.0
Weighted average discount rate	2.2%	2.4%
(1) Operating lease right-of-use assets are included in other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of September 30, 2022 under these leases are expected to be as follows:

Future Payments
Remainder of 2022	$2.6
2023	7.7
2024	4.4
2025	3.1
2026 and thereafter	8.0
Total future annual minimum rental payments	25.8
Less: present value discount	(1.2)
Total lease liability as of September 30, 2022	$24.6
The above table does not include future minimum rental commitments of one material lease that has not yet commenced as of September 30, 2022. The minimum rental commitment under this lease is approximately $9.4 million.
20. Subsequent event
Restructuring and Transformation Plan
On November 2, 2022, the Company announced that it is restructuring its underwriting platform to support the future shape of its business. As part of its ongoing strategy to strengthen underwriting results and align the Company’s operating platform to its business portfolio, the Company will be making changes to the structure and composition of its international branch network (the "Restructuring Plan"). The Company will reduce the locations from which it underwrites property catastrophe reinsurance. As a result, the Company will close its offices in Hamburg, Miami and Singapore, and reduce its footprint in Liege and Toronto. Following the anticipated closures and scaling of its operating platform, the Company will continue to serve clients and underwrite North American property catastrophe business from Bermuda, and international property catastrophe business from Stockholm. The Company's initial estimate is that it will incur approximately $30.0 million to $35.0 million of total costs, primarily in the fourth quarter of 2022, to implement the Restructuring Plan.

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
Our results of operations and financial condition for the nine months ended September 30, 2021 include Sirius Group for the period from February 26, 2021 through September 30, 2021. The following discussion and analysis of our results of operations for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, should be read in that context.
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
•our ability to execute on our strategic transformation, including changing the mix of business between insurance and reinsurance and restructuring our underwriting platform;
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
Insurance & Services Segment
The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. Insurance & Services revenues allows us to diversify our traditional reinsurance portfolio and generally has lower capital requirements. We make both controlling and noncontrolling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”). In addition, service fees from MGAs and their insurance provided are generally not as prone to the volatile underwriting cycle that is common in reinsurance marketplace. The Insurance & Services segment provides coverage in the following product lines: Accident & Health (“A&H”), Environmental, Workers’ Compensation, and other lines of business including a cross section of Property and Casualty lines.
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
Recent Developments
Restructuring and Transformation Plan
We are restructuring our underwriting platform to support the future shape of our business. As part of our ongoing strategy to strengthen underwriting results and align our operating platform to our business portfolio, SiriusPoint will be making changes to the structure and composition of our international branch network. SiriusPoint will reduce the locations from which we underwrite property catastrophe reinsurance. As a result, SiriusPoint will close our offices in Hamburg, Miami and Singapore, and reduce our footprint in Liege and Toronto. Following the anticipated closures and scaling of our operating platform, we will continue to serve clients and underwrite North American property catastrophe business from Bermuda, and international property catastrophe business from Stockholm.

Interest Rates and Inflation
We continue to see rising interest rates as a result of central banks’ monetary policies across the globe. While the rise in interest rates negatively affects the fair value of current debt security holdings, it also provides higher reinvestment rates upon maturity or sales of our existing portfolio. Additionally, our 2017 SEK Subordinated Notes bear interest at a variable rate based on the Stockholm Interbank Offered Rate plus a margin.
As inflation continues to increase we have evaluated the impact on our underwriting results and reserves. We proactively adjusted trend assumptions in our pricing. As of September 30, 2022, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.
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
Our current underwriting loss estimate of $18.2 million as of September 30, 2022 has changed minimally from our initial loss estimates in the first quarter of 2022; however the ultimate impact on our business remains highly uncertain.
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
S&P CreditWatch
On September 28, 2022, S&P removed the Company and its core subsidiaries’ ratings from CreditWatch with negative implications, where S&P had placed them on June 28, 2022.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions, except for per share data and ratios)
Combined ratio	107.7%	147.7%	98.5%	115.1%
Core underwriting loss (1)	$(88.3)	$(244.6)	$(66.0)	$(198.1)
Core net services income (1)	$12.9	$0.8	$37.5	$52.3
Core loss (1)	$(75.4)	$(243.8)	$(28.5)	$(145.8)
Core combined ratio (1)	114.5%	150.2%	103.9%	116.6%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(20.1)%	(7.8)%	(24.0)%	12.3%
Basic book value per share (1) (2)	$11.75	$14.46	$11.75	$14.46
Tangible basic book value per share (1) (2)	$10.71	$13.38	$10.71	$13.38
Diluted book value per share (1) (2)	$11.61	$14.33	$11.61	$14.33
Tangible diluted book value per share (1) (2)	$10.58	$13.27	$10.58	$13.27
(1)Core underwriting loss, Core net services income, Core loss and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q. Basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share are non-GAAP financial measures. See definitions and reconciliations in “Non-GAAP Financial Measures”.
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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and nine months ended September 30, 2022 and 2021 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$(98.4)	$(48.0)	$(376.2)	$184.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,023.3	2,480.1	2,303.7	1,563.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	1,884.5	2,438.0	1,884.5	2,438.0
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$1,953.9	$2,459.1	$2,094.1	$2,001.0
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(20.1)%	(7.8)%	(24.0)%	12.3%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended September 30, 2022 was due to a higher net loss during the three months ended September 30, 2022, primarily as a result of catastrophe losses for Hurricane Ian and other third quarter catastrophe events and realized and unrealized investment losses, compared to catastrophe losses for the European floods and Hurricane Ida, partially offset by realized and unrealized investment gains for the three months ended September 30, 2021.

The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the nine months ended September 30, 2022 was due to a net loss during the nine months ended September 30, 2022, primarily as a result of realized and unrealized investment losses and catastrophe losses for Hurricane Ian and other catastrophe events, including South African floods and French hail storms, compared to realized and unrealized investment gains for the nine months ended September 30, 2021, partially offset by catastrophe losses for the European floods, Hurricane Ida, June windstorms and winter storm Uri in the prior year period.
Basic and Tangible Basic Book Value Per Share
Basic book value per share and tangible basic book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of September 30, 2022, basic book value per share was $11.75, representing a decrease of $0.87 per share, or 6.9%, from $12.62 per share as of June 30, 2022. As of September 30, 2022, tangible basic book value per share was $10.71, representing a decrease of $0.87 per share, or 7.5%, from $11.58 per share as of June 30, 2022. The decreases were primarily due to a net loss in the current period.
As of September 30, 2022, basic book value per share was $11.75, representing a decrease of $2.71 per share, or 18.7%, from $14.46 per share as of December 31, 2021. As of September 30, 2022, tangible basic book value per share was $10.71, representing a decrease of $2.67 per share, or 20.0%, from $13.38 per share as of December 31, 2021. The decreases were primarily due to a net loss in the current period.
Diluted and Tangible Diluted Book Value Per Share
Diluted book value per share and tangible diluted book value per share are non-GAAP financial measures and there are no comparable U.S. GAAP measures. See “Non-GAAP Financial Measures” for an explanation and reconciliations.
As of September 30, 2022, diluted book value per share was $11.61, representing a decrease of $0.87 per share, or 7.0%, from $12.48 per share as of June 30, 2022. As of September 30, 2022, tangible diluted book value per share was $10.58, representing a decrease of $0.87 per share, or 7.6%, from $11.45 per share as of June 30, 2022. The decreases were primarily due to a net loss in the current period.
As of September 30, 2022, diluted book value per share was $11.61, representing a decrease of $2.72 per share, or 19.0%, from $14.33 per share as of December 31, 2021. As of September 30, 2022, tangible diluted book value per share was $10.58, representing a decrease of $2.69 per share, or 20.3%, from $13.27 per share as of December 31, 2021. The decreases were primarily due to a net loss in the current period.
Consolidated Results of Operations—Three and nine months ended September 30, 2022 and 2021:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2022 and 2021:

	Three months ended			Nine months ended
	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
	($ in millions)
Total underwriting income (loss)	$(46.9)	$(237.9)	$191.0	$25.4	$(180.1)	$205.5
Total realized and unrealized investment gains (losses) and net investment income	(28.2)	199.8	(228.0)	(374.8)	463.7	(838.5)
Other revenues	13.1	33.2	(20.1)	96.1	121.9	(25.8)
Net corporate and other expenses	(70.8)	(59.9)	(10.9)	(220.2)	(194.5)	(25.7)
Intangible asset amortization	(2.1)	(2.0)	(0.1)	(6.0)	(4.1)	(1.9)
Interest expense	(9.4)	(9.7)	0.3	(28.1)	(24.4)	(3.7)
Foreign exchange gains	51.6	16.1	35.5	127.5	16.5	111.0
Income tax (expense) benefit	(0.9)	13.0	(13.9)	17.1	(6.4)	23.5
Net income (loss)	$(93.6)	$(47.4)	$(46.2)	$(363.0)	$192.6	$(555.6)

The key changes in our consolidated results for the three and nine months ended September 30, 2022 compared to the prior year periods are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended September 30, 2022 was driven by lower catastrophe losses compared to the prior year period. Catastrophe losses, net of reinsurance and reinstatement premiums, were $114.6 million, or 18.7 percentage points on the combined ratio, for the three months ended September 30, 2022, compared to $286.5 million, or 57.3 percentage points on the combined ratio, for the three months ended September 30, 2021. The lower catastrophe losses were a result of our significant reduction in catastrophe exposed business.
The improvement in net underwriting results for the nine months ended September 30, 2022 was driven by lower catastrophe losses compared to the prior year period. Catastrophe losses, net of reinsurance and reinstatement premiums, were $137.7 million, or 8.0 percentage points on the combined ratio, for the nine months ended September 30, 2022, compared to $304.9 million, or 25.5 percentage points on the combined ratio, for the nine months ended September 30, 2021. The lower catastrophe losses were a result of our significant reduction in catastrophe exposed business.
See “Segment Results” below for additional information.
Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	($ in millions)
Debt securities, trading	$1,697.1	$2,085.6
Debt securities, available for sale	1,324.0	—
Total debt securities (1)	3,021.1	2,085.6
Short-term investments	1,991.6	1,075.8
Investments in related party investment funds (2)	309.0	909.6
Other long-term investments	414.9	456.1
Equity securities	1.4	2.8
Total investments	5,738.0	4,529.9
Cash and cash equivalents	647.3	999.8
Restricted cash and cash equivalents (3)	144.2	948.6
Total invested assets and cash	$6,529.5	$6,478.3
(1)Includes $500.7 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”).
(2)Consists of our investments in TP Enhanced Fund and TP Venture Fund.
(3)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments as of September 30, 2022 was the deployment of our cash to short-term investments to take advantage of rising interest rates. Additionally, total investments also increased as there was an increase in investment purchases to cover short positions and securities under repurchase agreements. These increases were offset by losses in related party investment funds, primarily from the decline in fair value of our investment in the TP Enhanced Fund, in addition to net realized and unrealized investment losses, due to rising interest rates and widening credit spreads. We withdrew $404.0 million from the TP Enhanced Fund during the nine months ended September 30, 2022, as we continue our plan to diversify and reduce the volatility of our portfolio.
Fixed income assets are positioned with a shorter duration than liabilities to capitalize on a rising rate environment. Our fixed income portfolio returned (0.6)% on an original currency basis, despite the interest rate increase in the third quarter, as we have positioned our fixed income portfolio, short duration relative to our liabilities, at 1.3 years excluding cash and cash equivalents. We believe that our duration positioning, as well as allocation to cash and short term investments, will also enable us to benefit from increased interest income in the remainder of 2022 as we continue to deploy the portfolio.

The Company has elected to classify debt securities purchased on or after April 1, 2022 as available for sale (“AFS”). This election was made as the AFS model more accurately reflects the investment strategy as we do not actively trade individual securities within our investment portfolio. The AFS portfolio has been funded by sales of the trading portfolio and reallocation of investments from the TP Enhanced Fund during the three and nine months ended September 30, 2022.
Investment Results
The following is a summary of the results from investments and cash for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Net realized and unrealized investment gains (losses)	$(56.1)	$(11.7)	$(236.4)	$43.7
Net realized and unrealized investment gains (losses) from related party investment funds	(8.3)	202.4	(199.8)	401.2
Net investment income	36.2	9.1	61.4	18.8
Total realized and unrealized investment gains (losses) and net investment income	$(28.2)	$199.8	$(374.8)	$463.7
The following is a summary of net investment income (loss) by investment classification, for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Debt securities, trading	$(21.2)	$2.4	$(141.4)	$12.6
Debt securities, available for sale	12.5	—	15.4	—
Short-term investments	(6.1)	(5.6)	(8.7)	(4.2)
Other long-term investments	7.1	11.5	5.5	73.4
Equity securities	(0.1)	(1.4)	(0.5)	(1.4)
Net realized and unrealized investment gains (losses) from related party investment funds	(8.3)	202.4	(199.8)	401.2
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	(16.1)	209.3	(329.5)	481.6
Other investment expenses	(6.9)	(7.8)	(14.5)	(12.3)
Net investment loss on cash and cash equivalents	(5.2)	(1.7)	(30.8)	(5.6)
Total realized and unrealized investment gains (losses) and net investment income	$(28.2)	$199.8	$(374.8)	$463.7

Investment Returns
The following is a summary of the net returns for our investments on a U.S. Dollar and local currency basis for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
TP Enhanced Fund	(3.2)%	16.3%	(28.2)%	38.3%
TP Venture Fund	0.5%	5.5%	(16.9)%	10.0%
SiriusPoint total fixed income investments (1)(2)
In U.S. dollars	(1.2)%	(0.1)%	(4.7)%	(0.1)%
In local currencies	(0.6)%	10.0%	(3.6)%	0.4%
SiriusPoint total equity securities and other long-term investments
In U.S. dollars	1.4%	1.5%	0.7%	12.6%
In local currencies	1.6%	1.5%	1.1%	12.7%
(1)Fixed income investments exclude cash and cash equivalents.
(2)Includes returns of (0.8)% and (3.8)% from investments in the TPOC Portfolio for the three and nine months ended September 30, 2022, respectively.
Total realized and unrealized investment losses and net investment income for the three months ended September 30, 2022 was primarily attributable to losses on the fixed income portfolio of $8.7 million, or a (1.2)% return, on our debt securities primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads. Our fixed income portfolio is positioned shorter than liabilities however our results have been impacted by foreign exchange losses due to strengthening of the U.S. dollar against global currencies. We also recognized a net investment loss of $8.4 million from our investment in the TP Enhanced Fund, corresponding to a (3.2)% return. The return was attributable to losses from short event/fundamental equities; long activist positions; corporate credit; and late stage private positions. These losses were partially offset by income from interest rate hedges, long event/fundamental equities, activist hedges and structured credit positions.
Total realized and unrealized investment losses and net investment income for the nine months ended September 30, 2022 was primarily attributable to a net investment loss of $194.0 million from our investment in the TP Enhanced Fund, corresponding to a (28.2)% return. The return was attributable to losses from long event/fundamental and activist equities; credit, including corporate credit and structured credit; and late stage private positions. These losses were partially offset by income from interest rate hedges and short equity positions. In addition to losses on the TP Enhanced Fund, we recognized losses of $126.0 million, or a (4.7)% return, on our debt securities and $5.0 million, or a 0.7% return, on our equity securities and other long-term investment portfolios, primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads.
Total realized and unrealized investment gains and net investment income for the three months ended September 30, 2021 was primarily attributable to net investment income of $201.0 million from our investment in the TP Enhanced Fund, corresponding to a 16.3% return. The return was primarily attributable to long event/fundamental and activist equities, in particular strong performance from the fund’s largest positions: Upstart Holdings Inc., SentinelOne Inc., and Prudential PLC. In addition, we recognized net investment income of $6.9 million on fixed maturity, short term, equity and alternative investments. This was mainly attributable to unrealized gains of $4.9 million resulting from market appreciation on alternative investments and offset by unfavorable foreign exchange developments.
Total realized and unrealized investment gains and net investment income for the nine months ended September 30, 2021 was primarily attributable to net investment income of $398.8 million from our investment in the TP Enhanced Fund, corresponding to a 38.3% return. The return was primarily attributable to long event/fundamental equities, in particular Upstart Holdings Inc. and SentinelOne Inc. In addition, we recognized an unrealized gain of $35.4 million from our investment in Pie Insurance and $18.1 million in unrealized gains in other private equity and hedge fund investments for the nine months ended September 30, 2021.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.

Other Revenues
For the three months ended September 30, 2022, other revenues primarily consisted of $20.5 million of service fee revenue from MGAs, $1.8 million of changes in the fair value of liability-classified capital instruments and a $6.7 million impairment loss related to our investment in Joyn. For the three months ended September 30, 2021, other revenues consisted of $18.8 million of changes in the fair value of liability-classified capital instruments, $12.5 million of service fee revenue from MGAs and a bargain purchase gain of $2.0 million. The decrease in other revenues for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is driven by the decrease in gain from the decline in the fair value of the liability-classified capital instruments in line with a less significant decline in share price, partially offset by higher services fee revenue from International Medical Group, Inc. (“IMG”) due to improved market conditions.
For the nine months ended September 30, 2022, other revenues primarily consisted of $66.4 million of service fee revenue from MGAs, $39.0 million of changes in the fair value of liability-classified capital instruments and a $6.7 million impairment loss related to our investment in Joyn. For the nine months ended September 30, 2021, other revenues consisted of $50.4 million of bargain purchase gain, $37.3 million of service fee revenue from MGAs and $34.3 million of changes in the fair value of liability-classified capital instruments. The decrease in other revenues is driven by the bargain purchase gain recorded in 2021, partially offset by an increase in service fee revenue primarily resulting from IMG and ArmadaCorp Capital, LLC (“Armada”) fee revenue reflecting only a partial quarter in the first quarter of 2021 and a gain from the decline in the fair value of liability-classified capital instruments.
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
The increase in net corporate and other expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by increased services expenses from continued business growth in IMG, as well as severance, compensation related expenses and professional fees associated with the recent executive changes.
The increase in net corporate and other expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by increased services expense from IMG compared to expenses only from the date of acquisition of Sirius Group for the nine months of 2021, as well as severance, compensation related expenses and professional fees associated with the recent executive changes. This was partially offset by $49.5 million of expenses associated with the acquisition of Sirius Group, certain professional and advisory fees and compensation-related expenses, which were incurred in the nine months ended September 30, 2021.
For the three months ended September 30, 2022, we recorded current expected credit expense losses (gains) of $0.7 million (2021 - $(0.3) million). For the nine months ended September 30, 2022, we recorded current expected losses of $10.0 million (2021 - $15.3 million) primarily due to credit exposure from Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers. In the nine months ended September 30, 2021, we recognized an allowance for credit losses of $16.8 million as a result of the acquisition of Sirius Group. We recorded an expense to re-establish Sirius Group’s expected credit losses provision from the pre-merger period. See Note 13 “Allowance for expected credit losses” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the credit loss methodology.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended September 30, 2022 was $2.1 million (2021 - $2.0 million). The increase in amortization for the three months ended September 30, 2022 was due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Amortization of intangible assets for the nine months ended September 30, 2022 was $6.0 million (2021 - $4.1 million). The increase is driven by the nine months ended September 30, 2021 reflecting only a partial quarter of expense from the legacy Sirius Group companies in the first quarter of 2021.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes. Total interest expense for the three months ended September 30, 2022 was $9.4 million (2021 - $9.7 million). The decrease in interest expense for the three months ended September 30, 2022 was due to interest payments made in Swedish Krona on the 2017 SEK Subordinated Notes, which weakened as compared to the U.S. Dollar.
Total interest expense for the nine months ended September 30, 2022 was $28.1 million (2021 - $24.4 million). The increase is driven by the nine months ended September 30, 2021 reflecting only a partial quarter of expense on the senior notes and 2017 SEK Subordinated Notes from the legacy Sirius Group companies in the first quarter of 2021, partially offset by interest payments made in Swedish Krona on the 2017 SEK Subordinated Notes, which weakened as compared to the U.S. Dollar.
Foreign Currency Translation
Except for the Canadian reinsurance operations of SiriusPoint America and certain subsidiaries of IMG, the U.S. dollar is the functional currency for SiriusPoint’s business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The remeasurement process results in foreign exchange gains (losses) in the consolidated results of operations. Foreign exchange (gains) losses exclude investment generated net realized and unrealized investment gains (losses) as addressed in Investment Results above.
The foreign exchange gains of $51.6 million for the three months ended September 30, 2022, were primarily due to $51.9 million of foreign exchange gains from our international operations and $19.2 million of foreign currency effects from the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
The foreign exchange gains of $127.5 million for the nine months ended September 30, 2022, were primarily due to $114.5 million of foreign exchange gains from our international operations and $54.3 million of foreign currency effects from the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
The foreign exchange gains of $16.1 million and $16.5 million for the three and nine months ended September 30, 2021, respectively, were primarily due to the Company’s international operations and from the foreign currency effects of the 2017 SEK Subordinated Notes.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total realized and unrealized investment gains (losses) and net investment income” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
On an aggregate basis, the effects of foreign exchange resulted in a benefit to net income of $25.6 million and $66.2 million and comprehensive income of $16.6 million and $54.1 million for the three and nine months ended September 30, 2022, respectively.
Income Tax Expense
Income tax expense for the three months ended September 30, 2022 compared to income tax benefit for the three months ended September 30, 2021 is due to losses in taxable jurisdictions in the prior periods and includes an adjustment based on re-estimating the annual effective tax rate for both periods.
Income tax benefit for the nine months ended September 30, 2022 compared to income tax expense the nine months ended September 30, 2021 is due to losses in taxable jurisdictions in the current period.

Segment Results — Three and nine months ended September 30, 2022 and 2021
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. In the fourth quarter of 2021, we began classifying our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results.
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features.
The following tables set forth the operating segment results and ratios for the three months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$318.4	$524.9	$843.3	$—	$0.5	$—	$843.8
Net premiums written	267.1	366.7	633.8	—	0.6	—	634.4
Net premiums earned	304.5	305.4	609.9	—	2.7	—	612.6
Loss and loss adjustment expenses incurred, net	286.3	217.8	504.1	(1.5)	(4.7)	—	497.9
Acquisition costs, net	69.8	81.0	150.8	(34.0)	—	—	116.8
Other underwriting expenses	28.0	15.3	43.3	—	1.5	—	44.8
Underwriting income (loss)	(79.6)	(8.7)	(88.3)	35.5	5.9	—	(46.9)
Services revenue	3.4	52.5	55.9	(35.4)	—	(20.5)	—
Services expenses	—	47.2	47.2	—	—	(47.2)	—
Net services fee income	3.4	5.3	8.7	(35.4)	—	26.7	—
Services noncontrolling loss	—	0.5	0.5	—	—	(0.5)	—
Net investment gains from Strategic Investments	0.3	3.4	3.7	—	—	(3.7)	—
Net services income	3.7	9.2	12.9	(35.4)	—	22.5	—
Segment income (loss)	$(75.9)	$0.5	$(75.4)	$0.1	$5.9	$22.5	$(46.9)

Underwriting Ratios: (1)
Loss ratio	94.0%	71.3%	82.7%				81.3%
Acquisition cost ratio	22.9%	26.5%	24.7%				19.1%
Other underwriting expenses ratio	9.2%	5.0%	7.1%				7.3%
Combined ratio	126.1%	102.8%	114.5%				107.7%
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

	Three months ended September 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$395.3	$240.6	$635.9	$—	$5.3	$—	$641.2
Net premiums written	289.6	183.9	473.5	—	5.3	—	478.8
Net premiums earned	326.4	160.6	487.0	—	12.6	—	499.6
Loss and loss adjustment expenses incurred, net	471.5	91.0	562.5	(0.8)	15.6	—	577.3
Acquisition costs, net	85.4	41.8	127.2	(21.4)	1.1	—	106.9
Other underwriting expenses	32.1	9.8	41.9	—	11.4	—	53.3
Underwriting income (loss)	(262.6)	18.0	(244.6)	22.2	(15.5)	—	(237.9)
Services revenue	—	37.8	37.8	(25.3)	—	(12.5)	—
Services expenses	—	40.4	40.4	—	—	(40.4)	—
Net services fee loss	—	(2.6)	(2.6)	(25.3)	—	27.9	—
Services noncontrolling income (loss)	—	3.4	3.4	—	—	(3.4)	—
Net services income	—	0.8	0.8	(25.3)	—	24.5	—
Segment income (loss)	$(262.6)	$18.8	$(243.8)	$(3.1)	$(15.5)	$24.5	$(237.9)

Underwriting Ratios: (1)
Loss ratio	144.5%	56.7%	115.5%				115.6%
Acquisition cost ratio	26.2%	26.0%	26.1%				21.4%
Other underwriting expenses ratio	9.8%	6.1%	8.6%				10.7%
Combined ratio	180.5%	88.8%	150.2%				147.7%
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
Core Premium Volume
Gross premiums written increased by $207.4 million, or 32.6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Net premiums written increased by $160.3 million, or 33.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Net premiums earned increased by $122.9 million, or 25.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increases in premium volume were primarily a result of increased contribution from strategic partnerships and growth in our Insurance & Services segment, reflecting strong growth in A&H, while the Reinsurance segment decreased as we shifted the business mix away from Reinsurance to Insurance & Services.
Core Underwriting Results
We generated an underwriting loss of $88.3 million and a combined ratio of 114.5% for the three months ended September 30, 2022, compared to an underwriting loss of $244.6 million and a combined ratio of 150.2% for the three months ended September 30, 2021. The improvement in net underwriting results was primarily driven by lower catastrophe losses, partially offset by lower favorable loss reserve development.
For the three months ended September 30, 2022 catastrophe losses, net of reinsurance and reinstatement premiums, were $114.6 million, or 18.8 percentage points on the combined ratio, including $80.1 million for Hurricane Ian and $34.5 million for other third quarter catastrophe events, compared to $283.5 million, or 58.2 percentage points on the combined ratio, including $132 million for the European floods and $100 million for Hurricane Ida, for the three months ended September 30, 2021.
Losses incurred included $2.6 million of adverse loss development for the three months ended September 30, 2022, compared to favorable loss development of $13.9 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, adverse loss development was driven by strengthening of Workers’ Compensation reserves based on reported loss emergence, partially offset by favorable development in Property, Casualty and A&H.
Core Services Results
Services revenue was $55.9 million for the three months ended September 30, 2022 compared to $37.8 million for the three months ended September 30, 2021.
For the three months ended September 30, 2022, net services fee income increased to $8.7 million compared to net services fee loss of $2.6 million for the three months ended September 30, 2021.
We recognized net services income of $12.9 million for the three months ended September 30, 2022, compared to net services income of $0.8 million for the three months ended September 30, 2021.
The increases were primarily due to the continued business growth in IMG, which benefited from increased demand for its travel insurance products and services, as well as additional revenue from new MGA relationships compared to the prior year period.
The following tables set forth the operating segment results and ratios for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,220.9	$1,442.3	$2,663.2	$—	$2.9	$—	$2,666.1
Net premiums written	963.5	1,005.6	1,969.1	—	2.2	—	1,971.3
Net premiums earned	931.6	762.5	1,694.1	—	16.6	—	1,710.7
Loss and loss adjustment expenses incurred, net	685.5	506.6	1,192.1	(3.8)	10.0	—	1,198.3
Acquisition costs, net	236.0	198.4	434.4	(86.4)	0.9	—	348.9
Other underwriting expenses	86.8	46.8	133.6	—	4.5	—	138.1
Underwriting income (loss)	(76.7)	10.7	(66.0)	90.2	1.2	—	25.4
Services revenue	3.4	165.9	169.3	(102.9)	—	(66.4)	—
Services expenses	—	135.3	135.3	—	—	(135.3)	—
Net services fee income	3.4	30.6	34.0	(102.9)	—	68.9	—
Services noncontrolling loss	—	0.6	0.6	—	—	(0.6)	—
Net investment gains from Strategic Investments	0.3	2.6	2.9	—	—	(2.9)	—
Net services income	3.7	33.8	37.5	(102.9)	—	65.4	—
Segment income (loss)	$(73.0)	$44.5	$(28.5)	$(12.7)	$1.2	$65.4	$25.4

Underwriting Ratios: (1)
Loss ratio	73.6%	66.4%	70.4%				70.0%
Acquisition cost ratio	25.3%	26.0%	25.6%				20.4%
Other underwriting expenses ratio	9.3%	6.1%	7.9%				8.1%
Combined ratio	108.2%	98.5%	103.9%				98.5%
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

	Nine months ended September 30, 2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$931.6	$628.0	$1,559.6	$—	$(13.9)	$—	$1,545.7
Net premiums written	773.8	468.5	1,242.3	—	(19.0)	—	1,223.3
Net premiums earned	862.8	334.7	1,197.5	—	(0.4)	—	1,197.1
Loss and loss adjustment expenses incurred, net	773.7	198.6	972.3	(1.7)	4.5	—	975.1
Acquisition costs, net	224.1	97.6	321.7	(42.5)	2.3	—	281.5
Other underwriting expenses	82.6	19.0	101.6	—	19.0	—	120.6
Underwriting income (loss)	(217.6)	19.5	(198.1)	44.2	(26.2)	—	(180.1)
Services revenue	—	89.9	89.9	(52.6)	—	(37.3)	—
Services expenses	—	81.0	81.0	—	—	(81.0)	—
Net services fee income	—	8.9	8.9	(52.6)	—	43.7	—
Services noncontrolling income (loss)	—	1.8	1.8	—	—	(1.8)	—
Net investment gains from Strategic Investments	0.3	41.3	41.6	—	—	(41.6)	—
Net services income	0.3	52.0	52.3	(52.6)	—	0.3	—
Segment income (loss)	$(217.3)	$71.5	$(145.8)	$(8.4)	$(26.2)	$0.3	$(180.1)

Underwriting Ratios: (1)
Loss ratio	89.7%	59.3%	81.2%				81.5%
Acquisition cost ratio	26.0%	29.2%	26.9%				23.5%
Other underwriting expenses ratio	9.6%	5.7%	8.5%				10.1%
Combined ratio	125.3%	94.2%	116.6%				115.1%
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
Core Premium Volume
Gross premiums written increased by $1,103.6 million, or 70.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Net premiums written increased by $726.8 million, or 58.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Net premiums earned increased by $496.6 million, or 41.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases in premium volume were primarily as a result of growth across Insurance & Services segment, reflecting strong growth in A&H and an increased contribution from strategic partnerships for the nine months ended September 30, 2022, as well as the nine months ended September 30, 2021 reflecting only a partial quarter from the legacy Sirius Group companies in the first quarter of 2021.
Core Underwriting Results
We incurred an underwriting loss of $66.0 million and a combined ratio of 103.9% for the nine months ended September 30, 2022, compared to an underwriting loss of $198.1 million and a combined ratio of 116.6% for the nine months ended September 30, 2021. The increase in net underwriting results was primarily driven by lower catastrophe losses.

For the nine months ended September 30, 2022 catastrophe losses, net of reinsurance and reinstatement premiums, were $137.7 million, or 8.1 percentage points on the combined ratio, including $80.1 million for Hurricane Ian and $57.6 million for other catastrophe events, including South African floods and French hail storms, compared to $301.9 million, or 25.2 percentage points on the combined ratio, including $132 million for the European floods and $100 million for Hurricane Ida, as well as $40 million from June windstorms and winter storm Uri, for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, losses from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business, were $12.9 million, or 0.8 percentage points on the combined ratio.
Losses incurred included $3.9 million of favorable loss development for the nine months ended September 30, 2022 compared to favorable loss development of $16.4 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, favorable loss development was due to loss reductions in COVID-19 and A&H reserves due to better than expected loss experience, with the most significant offsetting movements being reserve strengthening in direct Workers’ Compensation reserves based on reported loss emergence, and in the Property lines, driven by the current elevated level of inflation.
Core Services Results
Services revenue was $169.3 million for the nine months ended September 30, 2022 compared to $89.9 million for the nine months ended September 30, 2021. The increase was primarily due to higher services revenue in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian Risk Capital Ltd. (“Arcadian”). The nine months ended September 30, 2021 reflected only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.
We recognized net services income of $37.5 million for the nine months ended September 30, 2022, compared to net services income of $52.3 million for the nine months ended September 30, 2021. The decrease is primarily driven by the gain from our investment in Pie Insurance included in the nine months ended September 30, 2021, partially offset by higher margins achieved in our IMG business for the nine months ended September 30, 2022.
For the nine months ended September 30, 2022, net services fee income increased to $34.0 million compared to net services fee income of $8.9 million for the nine months ended September 30, 2021. The increase is primarily due to increased services revenues from IMG, Armada and Arcadian for the nine months ended September 30, 2022, as well as the nine months ended September 30, 2021 reflected only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.

Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three and nine months ended September 30, 2022 and 2021:

	Three months ended			Nine months ended
	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
	($ in millions)
Gross premiums written	$318.4	$395.3	$(76.9)	$1,220.9	$931.6	$289.3
Net premiums written	267.1	289.6	(22.5)	963.5	773.8	189.7
Net premiums earned	304.5	326.4	(21.9)	931.6	862.8	68.8
Loss and loss adjustment expenses incurred, net	286.3	471.5	(185.2)	685.5	773.7	(88.2)
Acquisition costs, net	69.8	85.4	(15.6)	236.0	224.1	11.9
Other underwriting expenses	28.0	32.1	(4.1)	86.8	82.6	4.2
Underwriting loss	(79.6)	(262.6)	183.0	(76.7)	(217.6)	140.9
Services revenues	3.4	—	3.4	3.4	—	3.4
Net services fee income	3.4	—	3.4	3.4	—	3.4
Net investment gains from Strategic Investments	0.3	—	0.3	0.3	0.3	—
Segment loss	$(75.9)	$(262.6)	$186.7	$(73.0)	$(217.3)	$144.3

Underwriting ratios: (1)
Loss ratio	94.0%	144.5%	(50.5)%	73.6%	89.7%	(16.1)%
Acquisition cost ratio	22.9%	26.2%	(3.3)%	25.3%	26.0%	(0.7)%
Other underwriting expense ratio	9.2%	9.8%	(0.6)%	9.3%	9.6%	(0.3)%
Combined ratio	126.1%	180.5%	(54.4)%	108.2%	125.3%	(17.1)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment decreased by $76.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by both Property and Casualty lines as we rebalance the portfolio towards Insurance & Services.
Gross premiums written in the Reinsurance segment increased by $289.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by a full quarter of legacy Sirius Group premiums in the first quarter of 2022, partially offset by lower premiums written on Casualty lines as we rebalance the portfolio towards Insurance & Services.
Underwriting Results
The Reinsurance segment incurred an underwriting loss of $79.6 million and a combined ratio of 126.1% for the three months ended September 30, 2022, compared to an underwriting loss of $262.6 million and a combined ratio of 180.5% for the three months ended September 30, 2021. The increase in net underwriting results for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due to lower catastrophe losses and higher favorable loss reserve development.
The Reinsurance segment incurred an underwriting loss of $76.7 million and a combined ratio of 108.2% for the nine months ended September 30, 2022, compared to an underwriting loss of $217.6 million and a combined ratio of 125.3% for the nine months ended September 30, 2021. The increase in net underwriting results for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to lower catastrophe losses and higher favorable loss reserve development.

For the three months ended September 30, 2022, catastrophe losses, net of reinsurance and reinstatement premiums, were $114.6 million, including $80.1 million from Hurricane Ian and $34.5 million from other third quarter catastrophe losses, compared to $283.5 million, including $132 million for the European floods and $100 million for Hurricane Ida, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, catastrophe losses, net of reinsurance and reinstatement premiums, were $137.7 million including $80.1 million for Hurricane Ian and $57.6 million for other catastrophe events, including South African floods and French hail storms, compared to $301.9 million, including $132 million for the European floods, $100 million for Hurricane Ida and $40 million for the June windstorms and winter storm Uri, for the nine months ended September 30, 2021.
Net favorable prior year loss reserve development was $16.3 million for the three months ended September 30, 2022 compared to net favorable prior year loss reserve development of $5.7 million for the three months ended September 30, 2021. The favorable loss reserve development for the three months ended September 30, 2022 was primarily due to lower than expected reported losses in the property lines. Net favorable prior year loss reserve development was $11.8 million for the nine months ended September 30, 2022 compared to net favorable prior year loss reserve development of $6.7 million for the nine months ended September 30, 2021. The favorable loss reserve development for the nine months ended September 30, 2022 was primarily due to COVID-19 reserve releases.
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

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three and nine months ended September 30, 2022 and 2021:

	Three months ended			Nine months ended
	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
	($ in millions)
Gross premiums written	$524.9	$240.6	$284.3	$1,442.3	$628.0	$814.3
Net premiums written	366.7	183.9	182.8	1,005.6	468.5	537.1
Net premiums earned	305.4	160.6	144.8	762.5	334.7	427.8
Loss and loss adjustment expenses incurred, net	217.8	91.0	126.8	506.6	198.6	308.0
Acquisition costs, net	81.0	41.8	39.2	198.4	97.6	100.8
Other underwriting expenses	15.3	9.8	5.5	46.8	19.0	27.8
Underwriting income (loss)	(8.7)	18.0	(26.7)	10.7	19.5	(8.8)
Services revenue	52.5	37.8	14.7	165.9	89.9	76.0
Services expenses	47.2	40.4	6.8	135.3	81.0	54.3
Net services fee income (loss)	5.3	(2.6)	7.9	30.6	8.9	21.7
Services noncontrolling loss	0.5	3.4	(2.9)	0.6	1.8	(1.2)
Net investment gains from Strategic Investments	3.4	—	3.4	2.6	41.3	(38.7)
Net services income	9.2	0.8	8.4	33.8	52.0	(18.2)
Segment income	$0.5	$18.8	$(18.3)	$44.5	$71.5	$(27.0)

Underwriting ratios: (1)
Loss ratio	71.3%	56.7%	14.6%	66.4%	59.3%	7.1%
Acquisition cost ratio	26.5%	26.0%	0.5%	26.0%	29.2%	(3.2)%
Other underwriting expense ratio	5.0%	6.1%	(1.1)%	6.1%	5.7%	0.4%
Combined ratio	102.8%	88.8%	14.0%	98.5%	94.2%	4.3%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Insurance & Services segment increased by $284.3 million, or 118.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by growth in our property & casualty strategic partnerships with Corvus Insurance, Pie Insurance and Arcadian, as well as growth in A&H.
Gross premiums written in the Insurance & Services segment increased by $814.3 million, or 129.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by growth across Insurance & Services and growth in premiums from strategic partnerships, mainly Arcadian and Corvus Insurance, and A&H, as well as the nine months ended September 30, 2021 reflecting only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.
Underwriting Results
The Insurance & Services segment incurred an underwriting loss of $8.7 million and a combined ratio of 102.8% for the three months ended September 30, 2022, compared to underwriting income of $18.0 million and a combined ratio of 88.8% for the three months ended September 30, 2021. The decline in underwriting results for the 2022 period was primarily driven by the adverse loss development.
The Insurance & Services segment generated underwriting income of $10.7 million and a combined ratio of 98.5% for the nine months ended September 30, 2022, compared to underwriting income of $19.5 million and a combined ratio of 94.2% for the nine months ended September 30, 2021. The decline in underwriting results for the 2022 period was primarily driven by the adverse loss development.

Net adverse prior year loss reserve development was $18.9 million for the three months ended September 30, 2022, compared to favorable prior year loss reserve development of $8.2 million for the three months ended September 30, 2021, which was primarily driven by worse than expected reported loss emergence in the direct Workers’ Compensation line of business. Net adverse prior year loss reserve development was $7.9 million for the nine months ended September 30, 2022, compared to favorable prior year loss reserve development of $9.7 million for the nine months ended September 30, 2021, which was primarily driven by worse than expected reported loss emergence in the direct Workers’ Compensation line of business.
Services Results
Services revenue was $52.5 million for the three months ended September 30, 2022 compared to $37.8 million for the three months ended September 30, 2021. The increase was primarily due to higher services revenue in IMG, which benefited from increased demand for its travel products and services.
Services revenue was $165.9 million for the nine months ended September 30, 2022 compared to $89.9 million for the nine months ended September 30, 2021. The increase was primarily due to higher services revenue in IMG from increased demand for its travel products and services, as well as continued growth in Arcadian. The nine months ended September 30, 2021 reflected only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.
We generated net services income of $9.2 million for the three months ended September 30, 2022 compared to net services income of $0.8 million for the three months ended September 30, 2021. The increase is primarily driven by higher margins achieved in our IMG business.
We generated net services income of $33.8 million for the nine months ended September 30, 2022 compared to net services income of $52.0 million for the nine months ended September 30, 2021. The decrease is primarily driven by the gain from our investment in Pie Insurance included in the nine months ended September 30, 2021, partially offset by higher margins achieved in our IMG business for the nine months ended September 30, 2022.
Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. The following table sets forth underwriting results and the period over period changes for the three and nine months ended September 30, 2022 and 2021:

	Three months ended			Nine months ended
	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
	($ in millions)
Gross premiums written	$0.5	$5.3	$(4.8)	$2.9	$(13.9)	$16.8
Net premiums written	0.6	5.3	(4.7)	2.2	(19.0)	21.2
Net premiums earned	2.7	12.6	(9.9)	16.6	(0.4)	17.0
Loss and loss adjustment expenses incurred, net	(4.7)	15.6	(20.3)	10.0	4.5	5.5
Acquisition costs, net	—	1.1	(1.1)	0.9	2.3	(1.4)
Other underwriting expenses	1.5	11.4	(9.9)	4.5	19.0	(14.5)
Underwriting income (loss)	$5.9	$(15.5)	$21.4	$1.2	$(26.2)	$27.4
Underwriting income for the three months ended September 30, 2022 is primarily due to favorable loss development of $7.9 million due to runoff surety exposures compared to an underwriting loss for the three months ended September 30, 2021 driven by accelerated expenses related to interest crediting features in certain reinsurance and deposit contracts.
Underwriting income for the nine months ended September 30, 2022 is primarily due to favorable loss development of $13.3 million, due to runoff surety exposures and property losses partially offset by the Russian/Ukraine conflict losses of $5.3 million, compared to an underwriting loss for the nine months ended September 30, 2021 driven by the non-recurring impact of the restructuring of one retroactive reinsurance contract, which was previously written and earned, and accelerated expenses related to interest crediting features in certain reinsurance and deposit contracts.

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
Core net services income - consists of services revenues which include commissions, brokerage and fee income related to consolidated MGAs, and other revenues, services expenses which include direct expenses related to consolidated MGAs, services noncontrolling income which represent minority ownership interests in consolidated MGAs, and net investment gains from Strategic Investments which are net investment gains/losses from investment in our strategic partners. Net services income is a key indicator of the profitability of the Company's services provided, including investment returns on non-consolidated investment positions held.
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
The following table sets forth the computation of basic book value per share, tangible basic book value per share, diluted book value per share and tangible diluted book value per share as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Basic and diluted book value per share numerator:	($ in millions, except share and per share amounts)
Shareholders' equity attributable to SiriusPoint shareholders	$2,084.5	$2,503.7
Less: Series B preference shares	(200.0)	(200.0)
Common shareholders’ equity attributable to SiriusPoint common shareholders - basic	1,884.5	2,303.7
Plus: carrying value of Series A preference shares issued in merger	—	20.4
Common shareholders’ equity attributable to SiriusPoint common shareholders - diluted	1,884.5	2,324.1
Less: intangible assets	(165.9)	(171.9)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - basic	1,718.6	2,131.8
Tangible common shareholders' equity attributable to SiriusPoint common shareholders - diluted	$1,718.6	$2,152.2
Basic and diluted book value per share denominator:
Common shares outstanding	162,312,938	161,929,777
Unvested restricted shares	(1,890,932)	(2,590,194)
Basic book value per share denominator	160,422,006	159,339,583
Effect of dilutive Series A preference shares issued in merger (1)	—	—
Effect of dilutive warrants(2)	—	—
Effect of dilutive stock options, restricted shares and restricted share units issued to directors and employees	1,963,861	2,898,237
Diluted book value per share denominator	162,385,867	162,237,820

Basic book value per share	$11.75	$14.46
Tangible basic book value per share	$10.71	$13.38
Diluted book value per share	$11.61	$14.33
Tangible diluted book value per share	$10.58	$13.27
(1)As of September 30, 2022 and December 31, 2021 there was no dilution as the conversion would result in the forfeiture of all of the Series A preference shares.
(2)As of September 30, 2022 and December 31, 2021 there was no dilution as a result of the Company’s share price being under the lowest exercise price for warrants.
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
Dividend Capacity
We are subject to regulatory and other constraints that affect our ability to pay dividends. For the three and nine months ended September 30, 2022, SiriusPoint did not pay any dividends to its common shareholders.
During the three and nine months ended September 30, 2022, SiriusPoint declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2021 - $4.0 million and $8.1 million, respectively).
For the three and nine months ended September 30, 2022, SiriusPoint received $20.0 million and $95.0 million, respectively, (2021 - $45.0 million and $58.0 million, respectively) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $844.4 million as of December 31, 2021, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2021 Form 10-K.
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
As of September 30, 2022, SiriusPoint International's Safety Reserve was SEK 6.0 billion, or $540.7 million (based on the September 30, 2022 SEK to USD exchange rate). Under GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders’ equity. Generally, this deferred tax liability ($111.4 million based on the September 30, 2022 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2022, there were no outstanding borrowings under the Facility.
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
We withdrew $404.0 million from the TP Enhanced Fund during the nine months ended September 30, 2022, as we continue our plan to diversify and reduce the volatility of our portfolio. As of September 30, 2022, $350.0 million of withdrawals from the TP Enhanced Fund remain to be reinvested in, or contractually committed to, the TPOC Portfolio or other Third Point strategies. Under the Amended and Restated Investment Management Agreement, dated February 23, 2022, among the Company, Third Point LLC and other parties thereto (the “2022 IMA”), we may withdraw net profits from the TPOC Portfolio or any amounts invested that were not withdrawn from TP Enhanced Fund, in each case as of any month-end. We may withdraw the TPOC Portfolio in full on March 31, 2026, and each successive anniversary of such date.
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

The following table represents a summary of our debt obligations as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$247.7	5.1%	$303.1	4.1%
Unamortized discount	(5.8)		(6.8)
2017 SEK Subordinated Notes, carrying value	241.9		296.3
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	5.5		6.0
2016 Senior Notes, carrying value	405.5		406.0
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.4)		(0.6)
2015 Senior Notes, carrying value	114.6		114.4
Total debt	$762.0		$816.7
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2016 Senior Notes and 2015 Senior Notes, please refer to Note 16 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2021 Form 10-K.
Debt Covenants
As of September 30, 2022, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes, the 2015 Senior Notes, and the Facility.
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
As of September 30, 2022, the estimated fair value of the Series A preference shares was $0.4 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the nine months ended September 30, 2022, the Company did not declare or pay dividends to Series A preference shareholders.
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
As of September 30, 2022, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 16 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of September 30, 2022, $1,232.5 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of September 30, 2022.
For further details and discussion with respect to letter of credit facilities, see Note 14 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of September 30, 2022, total cash and cash equivalents and debt securities with a fair value of $1,302.4 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments increased by $165.4 million, or 8.0%, to $2,221.0 million as of September 30, 2022 from $2,055.6 million as of December 31, 2021. The increase was due to an increase in investments securing reinsurance contracts and letters of credit.
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

Operating, investing and financing cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
	($ in millions)
Net cash provided by operating activities	$245.3	$26.6
Net cash provided by (used in) investing activities	(1,363.9)	410.0
Net cash provided by (used in) financing activities	(18.3)	33.0
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,136.9)	469.6
Cash, cash equivalents and restricted cash at beginning of period	1,948.4	1,713.9
Change in cash of assets held for sale	(20.0)	—
Cash, cash equivalents and restricted cash at end of period	$791.5	$2,183.5
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to increased premium volume.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2022 primarily relates to the increase in purchases of debt securities during the period resulting from increased premium volume. Cash flows provided by investing activities for the nine months ended September 30, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration. The increase in investing activity was also impacted by our increased purchases of short term investments to take advantage of rising interest rates.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2022 primarily consisted of $12.7 million for payments on deposit liability contracts, $12.0 million for cash dividends paid to preference shareholders, $6.9 million for taxes paid on withholding shares and $5.0 million for shares repurchased. Cash flows provided by financing activities for the nine months ended September 30, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group.
See Note 3 “Acquisition of Sirius Group” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the Sirius Group acquisition.
Financial Condition
As of September 30, 2022, total shareholders’ equity was $2,092.8 million, compared to $2,503.3 million as of December 31, 2021. The decrease was primarily due to a net loss of $376.2 million in the nine months ended September 30, 2022.
Contractual Obligations
There have been no material changes to our contractual obligations from our 2021 Form 10-K.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2021 Form 10-K.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2021, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves and (3) fair value measurements related to our investments, (4) valuation of loss and adjustment expenses reserves and intangible assets relating to the Value of Business Acquired and other intangible assets as part of the Sirius Group acquisition, and (5) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Form 10-K.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of September 30, 2022:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$3,021.1	300 bp decrease	$3,169.3	$148.2
		200 bp decrease	3,120.0	98.9
		100 bp decrease	3,070.7	49.6
		50 bp decrease	3,046.0	24.9
		50 bp increase	2,989.0	(32.1)
		100 bp increase	2,956.7	(64.4)
		200 bp increase	2,892.1	(129.0)
		300 bp increase	$2,827.6	$(193.5)
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
Interest payments on our 2017 SEK Subordinated Notes are required to be serviced in Swedish kronor by reference to Stockholm Interbank Offered Rate, a floating interest rate benchmark. This benchmark rate has increased year to date and it is possible that it will continue to do so, which could result in increasing our interest expense in U.S. dollars.

Equity Securities and Other Investments Price Risk
Equity Securities and Other Long-term Investments Price Risk
The carrying values of our equity securities and other long-term investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security, or other market factors. Assuming a hypothetical 10% and 30% increase or decrease in the value of our equity securities and other long-term investments as of September 30, 2022, the carrying value of our equity securities and other long-term investments would have increased or decreased by approximately $41.6 million and $124.9 million, pre-tax, respectively.
Investments in Related Party Investment Funds
The carrying values of our investments in related party investment funds, including TP Enhanced Fund and TP Venture Fund are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of September 30, 2022, the carrying value of these investments would have increased or decreased by approximately $30.9 million and $92.7 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2022:

	10% increase	10% decrease
	($ in millions)
Euro to U.S. dollar	$0.9	$(0.9)
Swedish Krona to U.S. dollar	8.0	(8.0)
British Pound to U.S. dollar	2.2	(2.2)
South African Rand to U.S. Dollar	0.6	(0.6)
Canadian Dollar to U.S. dollar	$(1.5)	$1.5
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
ITEM 1. Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In the Company’s industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, the Company’s direct insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, which involve or arise out of claims on policies issued by the Company’s subsidiaries, are typical to the insurance industry in general and in the normal course of our business. These claims are considered in the Company’s loss and loss expense reserves. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate. The Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its results of operations, financial condition, business or operations.
ITEM 1A. Risk Factors
There have been no material changes to the Company's risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K, except as noted below:

If we do not successfully manage the transition associated with the recent management changes, it may be viewed negatively by our rating agencies and shareholders and could have an adverse impact on our business.
Following a search process, Scott Egan was appointed permanent Chief Executive Officer of the Company, effective September 21, 2022. Following David Junius’s resignation as Chief Financial Officer of the Company, Steve Yendall was appointed Chief Financial Officer of the Company, effective October 31, 2022. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. Failure to attract and retain key senior management may negatively impact our credit ratings and impact our client, MGA and other third-party relationships, which may adversely impact our financial and operational goals and strategic plans, as well as our financial performance.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchase of common shares during the three months ended September 30, 2022:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2022 - July 31, 2022	—	$—	—	$56,309,722
August 1, 2022 - August 31, 2022	—	—	—	56,309,722
September 1, 2022 - September 30, 2022	—	—	—	56,309,722
Total	—	$—	—	$56,309,722
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.1*	Scott Egan Employment Letter, dated as of September 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2022).
10.2*	Steve Yendall Employment Letter, dated as of October 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2022).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

SiriusPoint Ltd.
Date: November 2, 2022
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)