Form 10-K
period 2022-12-31
SiriusPoint Ltd
filed 2023-02-24
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $482.8 million.
As of February 20, 2023, the registrant had 162,381,470 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.
________________________________________________________________________________________________________________________________________________________________________

SiriusPoint Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K (“Annual Report”) references to “we,” “our,” “us,” and the “Company,” refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries, as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries. “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2022.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report constitute forward-looking statements. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this Annual Report, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•our ability to execute on our strategic transformation, including re-underwriting to reduce volatility and improving underwriting performance, de-risking our investment portfolio, and transforming our business, including re-balancing our portfolio and growing the Insurance & Services segment;
•the impact of unpredictable catastrophic events including uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs, changing interest rates and equity market volatility;
•inadequacy of loss and loss adjustment expense reserves, the lack of available capital, and periods characterized by excess underwriting capacity and unfavorable premium rates;
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
•our ability to retain key senior management and key employees;
•a downgrade or withdrawal of our financial ratings;
•fluctuations in our results of operations;
•legal restrictions on certain of SiriusPoint’s insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to SiriusPoint;
•the outcome of legal and regulatory proceedings and regulatory constraints on our business;
•reduced returns or losses in SiriusPoint’s investment portfolio;
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

PART I.
Item 1. Business
Acquisition of Sirius International Insurance Group, Ltd.
On February 26, 2021, we completed the acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”) (the “Acquisition”) and changed our name from Third Point Reinsurance Ltd. (“Third Point Re”) to SiriusPoint Ltd. Our results of operations include Sirius Group from February 26, 2021. See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for a more detailed discussion of the Acquisition.
Overview
We are a global underwriter of insurance and reinsurance, headquartered in Bermuda. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SPNT”. As of December 31, 2022, we had common shareholders’ equity of $1.9 billion, total capital of $2.9 billion and total assets of $11.0 billion. Our operating companies have a financial strength rating of A- (Excellent) from AM Best, A- (Strong) from Standard & Poor's and A- (Strong) from Fitch.
We have licenses to write property, casualty and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden.
Our business model is unique and diversified as we have three sources of earnings: (i) underwriting results where we are the risk taker; (ii) services fee income from Managing General Agents (“MGAs”) we consolidate; and (iii) investment results. Distribution relationships are important to us, and we leverage these partnerships to grow our business. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our focus areas of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise.
As of December 31, 2022, we had equity stakes in 36 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including workers’ compensation, general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, accident & health, and other specialty insurance classes. We consolidate five MGAs in our financial statements: Arcadian Risk Capital Ltd. (“Arcadian”), ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”), Banyan Risk Ltd. (“Banyan Risk”) and International Medical Group, Inc. (“IMG”), which, in aggregate, generated gross premiums written of $662 million in the year ended December 31, 2022, and have a book value of $85 million as of December 31, 2022. Of the remaining investments, we provide underwriting capacity in the form of insurance or reinsurance to 21 MGAs, while ten are equity investments only.
Operational Priorities
We are committed to becoming a high performing underwriter, which includes continuing to re-underwrite the portfolio and shift our business mix towards Insurance & Services as well as improving operational efficiency and associated cost reduction. We aim to create a fully integrated, globally connected “One SiriusPoint.” Going forward, we will look to further simplify the business, reduce volatility and improve the profitability of our business. We have made significant progress on our underwriting, investments, and operations during 2022.
During 2022, we took significant steps to improve our operational efficiency and we focused on improving our performance via:
1.Re-underwriting to reduce underwriting volatility and improve performance;
2.De-risking the investment portfolio; and
3.Re-balancing the business mix in our underwriting portfolio and growing Insurance & Services
1.     Re-underwriting and improving underwriting performance
In 2022, we took further actions across the portfolio to improve profitability and reduce volatility. We took underwriting action in numerous lines of business in the portfolio including global property, U.S. casualty, and structured transactions. Our most notable underwriting action centered on global property reinsurance, which represented SiriusPoint’s primary source of underwriting volatility and underperformance. We rebalanced our property portfolio by decreasing our market share and exposure in the global property catastrophe reinsurance business as well as reducing other property reinsurance with material catastrophe exposure. Those actions have resulted in a significant decline in both our probable maximum loss (“PML”) and gross and net of reinsurance property exposure over the past year and helped us to reduce our dependence on the property retrocessional market going forward. Given our reduction in exposure and actions to improve operational efficiency, our property catastrophe reinsurance book will be underwritten from two locations, with North American property catastrophe business from Bermuda, and international property catastrophe business from Stockholm. See “Restructuring Plan” below for further details.
We have also enhanced underwriting governance across the portfolio by updating and re-drafting global underwriting guidelines, implementing and revising underwriting authorities and referral thresholds, enhancing policy wording requirements, and establishing targets and thresholds by line of business as we seek to drive business performance and improve discipline. Market conditions have been supportive of our underwriting actions across most of our business lines while we continue to target above inflation rate increases where necessary.
While we made significant progress in 2022, portfolio review and evaluation is an ongoing process and we will continue to make necessary adjustments by taking action to both grow and shrink lines of business based on our risk appetite, market conditions, and market opportunity.
2.     De-risking the investment portfolio
In addition to the actions taken to reduce underwriting volatility, we have also taken measures to reduce the volatility of our investment results and decrease the capital intensity of our investment portfolio. Overall, our investment strategy is fixed income focused and aligned with industry norms.
We withdrew $581 million from the Third Point Enhanced LP (“TP Enhanced Fund”) in the year ended December 31, 2022, in addition to a $450 million withdrawal made in the last quarter of 2021. As a result, our exposure to TP Enhanced Fund has reduced from $878 million as of December 31, 2021, to $100 million as of December 31, 2022, or from 14% or 2%, respectively, of our total invested assets and cash, thereby reducing capital charges and de-risking the entire portfolio. During 2022, we increased our exposure to fixed income investment holdings, including corporate debt and government securities, short-term investments and structured securities.
Moreover, in 2022 we lengthened the duration of our fixed income portfolio backing net loss reserves to be economically matched with the liabilities, 2.5 years as of December 31, 2022, reducing our go-forward economic risk to interest rates.
Additionally, in the second quarter of 2022, we elected available for sale accounting on new fixed income positions, which, though neutral to book value compared to the trading accounting portfolio, will reduce the income statement volatility of our investment results. As of December 31, 2022, $2.6 billion (December 31, 2021 - nil) of our debt securities were classified as available for sale investments, while $1.5 billion (December 31, 2021 - $2.1 billion) were classified as trading.
SiriusPoint's investment objective is to maximize long-term, after-tax total return while limiting risk, maintaining liquidity, and complying with internal and external risk and capital management requirements in support of meeting policyholder obligations.
3.    Re-balancing the business mix in our underwriting portfolio and growing Insurance & Services
During 2022, we built our MGA partnership model further to grow our Insurance & Services business. Our global licenses, healthy balance sheet, underwriting expertise and creativity, and minimal conflicts of interest, enable us to be a partner of choice for MGAs.
Insurance & Services revenue allows us to diversify our traditional reinsurance portfolio. In addition, service fees from consolidated MGAs and their insurance products are generally not as prone to the volatile underwriting cycle that is common in the reinsurance marketplace.
Through the MGA model, we obtain access to insurance businesses at a lower acquisition cost compared to reinsurance, often in unique and specialized classes of business. Our strong ceded reinsurance operation provides us with the flexibility to adjust the volume of business retained as we optimize our capital allocation. Our typically large risk retention is a differentiator as we establish reinsurance partnerships behind the MGAs we support.
We have established a strong growth trajectory with the MGA model in our Insurance & Services segment in 2022 and will look to continue building on this success in the coming years, while refining our focus and building out the infrastructure to support the business globally. Distribution relationships are a key element of our strategy, and we will look to grow existing partnerships and selectively develop new partnerships, focusing on opportunities where we act as a material underwriting capacity provider.
Recent Developments
Restructuring Plan
On November 2, 2022, we announced a restructuring of our underwriting platform to support the future shape of our business. In line with our strategy to strengthen underwriting results and align our operating platform to our business portfolio, we have made changes to the structure and composition of our international branch network (the "Restructuring Plan"). We have reduced the locations from which SiriusPoint underwrites property catastrophe reinsurance. As a result, we are in the process of closing our offices in Hamburg, Miami and Singapore, and reducing our footprint in Liege and Toronto. Following the anticipated closures and scaling of our operating platform, we will continue to serve clients and underwrite North American property catastrophe business from Bermuda, and international property catastrophe business from Stockholm. In the fourth quarter of 2022, we incurred approximately $30 million of total costs, primarily related to severance, to implement the Restructuring Plan.
In 2022, Property represented 17.3% of gross premiums written, which was reduced from 27.8% in 2021. Our shift in appetite will continue to impact our Property gross premiums written, which has represented a disproportionate amount of volatility in our underwriting results as well as operating complexity. This restructuring creates a more nimble reinsurance operating structure and facilitates a continued shift in our book of business towards Insurance & Services and the Specialty, Casualty, and A&H lines of business, and a more efficient platform for Property (non-catastrophe) reinsurance.
Following the re-underwriting and remediation of the property catastrophe portfolio, we intend to refocus the SiriusPoint International business on maximizing growth within its current capabilities, lines of business and management of MGAs.
Lloyd’s Managing Agency
On March 10, 2022, SiriusPoint announced that subject to Lloyd’s and regulatory approvals, SiriusPoint intended to sell its Lloyd’s Managing Agency, Sirius International Managing Agency Limited (“SIMA”), to Mosaic Insurance. We ultimately did not reach a satisfactory agreement with Mosaic Insurance in order to complete this sale and terminated the pending transaction with Mosaic Insurance in November 2022. As a result, SIMA remains part of the SiriusPoint group. We see Lloyd’s as core to our business and intend to further develop our London offering, which we believe will be advantageous in diversifying our business.

Reportable Segments
SiriusPoint reports on two operating segments: Reinsurance and Insurance & Services. Within our segments, we underwrite a variety of (re)insurance products as shown in the table below.
The following table provides a breakdown by line and type of business of gross premiums written for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Amount	Percentage of Total	Amount	Percentage of Total	Amount		Percentage of Total
	($ in millions)
Aviation & Space	$148.7	4.4%	$108.5	4.8%	$—		—%
Casualty	528.7	15.5%	459.7	20.6%	271.9		46.2%
Contingency	14.7	0.4%	15.9	0.7%	1.0		0.1%
Credit & Bond	124.5	3.7%	53.8	2.4%	10.6		1.8%
Marine & Energy	39.9	1.2%	39.3	1.8%	5.6		0.9%
Mortgage	76.0	2.2%	52.2	2.3%	60.4		10.3%
Property	588.9	17.3%	621.0	27.8%	184.6		31.4%
Reinsurance	1,521.4	44.7%	1,350.4	60.4%	534.1		90.7%
A&H	859.5	25.2%	384.4	17.2%	3.4		0.6%
Environmental	52.6	1.5%	21.0	0.9%	—		—%
Workers’ Compensation	325.5	9.5%	137.4	6.1%	—		—%
Other	646.6	19.0%	355.1	15.9%	22.1		3.8%
Insurance & Services	1,884.2	55.2%	897.9	40.1%	25.5		4.4%
Corporate (1)	4.1	0.1%	(11.8)	(0.5)%	28.9	`	4.9%
Total gross premiums written (2)	$3,409.7	100.0%	$2,236.5	100.0%	$588.5		100.0%
(1) Corporate includes gross premium written from all runoff business.
(2) For 2021, management basis gross premiums written were $2,808.7 million, which is the sum of 2021 total gross premiums written of $2,236.5 million plus $571.2 million of total gross premiums written recognized by Sirius Group for the 2021 pre-merger period from January 1, 2021, to the Acquisition date of February 26, 2021. Management basis gross premiums written consists of Reinsurance segment gross premiums written of $1,787.9 million and Insurance & Services segment gross premiums written of $1,031.0 million summing to Core gross written premiums of $2,818.9 million. Management basis gross premiums written is a non-GAAP financial measure and we believe it allows for a more complete understanding of our underlying business.
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
For reinsurance assumed, we generally participate in the prospective, as opposed to retroactive, reinsurance market globally through the broker market distribution channel. We primarily write treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of our business lines. In the United States and Bermuda, our core focus is on distribution, risk and clients located in North America while our international operation is focused primarily on distribution, risks and clients located in Europe, Asia and Latin America.

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
Property – consists of our underwriting lines of business that offer property catastrophe excess of loss, proportional property reinsurance, per risk property reinsurance, and agriculture reinsurance and property risk and pro rata on a worldwide basis. Property catastrophe excess of loss reinsurance treaties cover losses to a pool of risks from catastrophic events. Property proportional covers both attritional and catastrophic risks, property per risk covers loss to individual risk, and agriculture provides stop-loss reinsurance coverage, including to companies writing U.S. government-sponsored multi-peril crop insurance.
Insurance & Services Segment
We provide insurance products to individuals and corporations directly, through agents/brokers or through delegated underwriting agreements with MGAs. We seek to work with MGAs that have strong underwriting expertise, deep understanding of the customer/product niches and/or technology-driven approaches, and a sustainable competitive moat.
We underwrite primary insurance via multiple MGAs in a growing number of business lines. We categorize MGAs producing business for SiriusPoint into the following categories:
•Consolidated – MGAs controlled by SiriusPoint, including IMG and Armada, which are 100% owned. IMG offers a full line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada operates as a supplemental medical insurance MGA.
•Strategic partnerships – minority investment stake and agreement to provide underwriting capacity.
•Traditional partnerships – underwriting capacity without any investment stake.
Our approach to accessing the market through MGAs involves leaning on the expertise of our partners to create products and services, manage distribution relationships, underwrite risks in accordance with delegating underwriting authorities, issue and service policies on behalf of SiriusPoint and manage claims handling.
We put in place rigorous controls that are designed to ensure underwriting risks are evaluated thoroughly and monitored consistently. Key controls in place include formal written Program Management Agreements, written underwriting guidelines, annual underwriting audits, and a monthly flow of financial and operational metrics that provide transparency into underlying business results.
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies, including risk capital and equity and debt financing. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. Our process to identify and approve partner companies includes alignment of interests, disciplined management and strong oversight, which we believe are critical for success. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties.
The Insurance & Services segment provides coverage in the following product lines:
A&H – consists of life, accident and health coverage, and our MGA units (which include Armada and IMG). Armada’s products are offered in the United States while IMG offers accident, health and travel products on a worldwide basis.

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
Marketing and Distribution
For primary insurance business, we enter into agreements with select MGAs, who then market our insurance products to the general public and have underwriting authority on our behalf. We have well-defined underwriting standards in place for these MGAs that are closely monitored by our staff. We pay certain MGAs profit commissions based upon the underwriting profit of business produced. In addition to the day-to-day interactions that we have with our MGAs, audits are performed on a regular basis. These high-retention, long-term partnerships can generate significant premium, and create alignment with the MGAs as they often retain a share of underwriting results.
For reinsurance business, we obtain most of our submissions from reinsurance intermediaries (“brokers”) that represent the ceding company. The process of placing an intermediate reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. We consider both the reinsurance intermediary and the ceding company to be our clients. We believe we have developed strong business relationships over a long period of time with the management of many of our ceding companies and reinsurance intermediaries.
We pay ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of our total acquisition costs. Additionally, we pay reinsurance intermediaries commissions based on negotiated percentages of the premium they produce on non proportional business.
See Note 4 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report for a breakdown of our premiums written by source that individually contributed more than 10% of total gross premiums written.
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
We derive our primary insurance business mostly through our MGAs and strategic partnerships which source business internationally and in the United States. We derive our reinsurance business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. We price our products by assessing the desired return on the expected capital needed to write a given contract and on the expected underwriting results of the contract. Our pricing requirements are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, and the MGAs or ceding company's underwriting and claims experience. Additionally, our underwriters, actuaries, claims and compliance personnel perform audits of MGAs and certain ceding companies, in products and regions where this is applicable.
Claims Management
Our staff of experienced insurance claims specialists work closely with MGAs and/or Third Party Administrators (“TPAs”), for certain clients, in order to provide oversight and direction on each claim matter. Our claims specialists work closely with reinsurance intermediaries and/or ceding companies to obtain and/or review specific claims information, in order to properly adjust and resolve each claim matter.
Where customary or appropriate, our claims specialists perform selective remote or on-site claim reviews, to assess the claim handling abilities, reserve techniques and propriety of controls and processes, for MGAs, TPAs and ceding companies.
The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.
Catastrophe Risk Management
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
To manage catastrophe risk, we license third-party global property catastrophe modeling software, and we also utilize our own proprietary models to price risk, calculate expected PML estimates, and consolidate and report on all worldwide property exposures. This platform is used to calculate individual and aggregate PMLs by combining multiple third-party and proprietary models, actuarial methods, and underwriting judgement.
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

The following tables provide an estimate of our three largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events as of January 1, 2023 and 2022 as measured by net after-tax exposure.

January 1, 2023
				SiriusPoint Net After-Tax Loss
	Modelled Industry Loss	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax	Net After- Tax as % of Total Capital (1)	Net After-Tax as % of Common Shareholders’ Equity (1)
	($ in millions)
	1-in-100 year event
Southeast U.S.	$196,997	$226	$81	$80	3%	4%
West Coast U.S.	55,531	198	92	90	3%	5%
Northeast U.S.	55,295	134	72	68	2%	4%
Europe	$32,441	$68	$46	$37	1%	2%
	1-in-250 year event
Southeast U.S.	$312,105	$300	$95	$93	3%	5%
West Coast U.S.	97,714	275	141	135	5%	7%
Northeast U.S.	101,764	258	97	94	3%	5%
Europe	$46,429	$84	$50	$40	1%	2%
January 1, 2022
				SiriusPoint Net After-Tax Loss
	Modelled Industry Loss	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax	Net After- Tax as % of Total Capital (1)	Net After-Tax as % of Common Shareholders’ Equity (1)
	($ in millions)
	1-in-100 year event
Southeast U.S.	$140,850	$286	$129	$120	4%	5%
West Coast U.S.	46,744	235	107	97	3%	4%
Northeast U.S.	38,174	195	95	85	3%	4%
Europe	$38,034	$217	$66	$55	2%	2%
	1-in-250 year event
Southeast U.S.	$224,184	$397	$211	$196	6%	9%
West Coast U.S.	82,185	323	141	128	4%	6%
Northeast U.S.	68,049	342	134	122	4%	5%
Europe	$53,225	$266	$71	$60	2%	3%
(1)Total capital and common shareholders’ equity as of December 31, 2022 and 2021. Total capital represents total debt, Series B preference shares, and common shareholders’ equity.
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

The effects of reinsurance on our written and earned premiums and on loss and loss adjustment expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Written premiums:	($ in millions)
Direct	$1,403.9	$718.0	$19.0
Assumed	2,005.8	1,518.5	569.5
Gross premiums written	3,409.7	2,236.5	588.5
Ceded	(860.5)	(502.3)	(46.3)
Net premiums written	$2,549.2	$1,734.2	$542.2

Premiums earned:
Direct	$1,153.6	$600.8	$1.0
Assumed	1,915.2	1,598.5	638.8
Gross premiums earned	3,068.8	2,199.3	639.8
Ceded	(750.7)	(482.3)	(29.0)
Net premiums earned	$2,318.1	$1,717.0	$610.8

Loss and loss adjustment expenses:
Direct	$778.0	$349.3	$0.8
Assumed	1,386.8	1,506.1	483.2
Loss and loss adjustment expenses incurred	2,164.8	1,855.4	484.0
Ceded	(576.4)	(528.9)	(18.7)
Loss and loss adjustment expenses incurred, net	$1,588.4	$1,326.5	$465.3
Reinsurance Segment
Our reinsurance protection primarily consists of pro-rata and excess of loss protections that protect all our reportable segments within reinsurance. Attachment points and coverage limits vary by region around the world. Protections by reportable segment are listed below.
Our core proportional property reinsurance programs provide protection for parts of the non proportional treaty accounts written in Europe, North America, South America, the Caribbean, Asia, the Middle East and Australia. These reinsurance protections are designed to increase underwriting capacity where appropriate, and to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events. As of January 1, 2023, commensurate with our gross property catastrophe liability reductions and branch office restructuring, we reduced the number of property proportional treaties we purchase on our treaty reinsurance portfolio to four from in excess of fifteen.
As of January 1, 2023, we have in place an all-natural perils excess of loss retrocessional reinsurance coverage for loss events impacting our property exposures, replacing the 2022 coverage. The coverage for 2023 is comprised of a combination of (1) reinsurance placed on lead terms on which several reinsurers participate and (2) several private placements with individual reinsurers at terms and conditions based on individual reinsurer preference. The table below represents a broad summary of coverage and attachment points in-force protection as of January 1, 2023 and 2022.

	January 1, 2023	January 1, 2022
Limit:	($ in millions)
U.S. Ultimate Net Loss Limit based on SiriusPoint Loss	$100	$100
U.S. Hurricane State Weighted Industry Loss Index Limit (1)	100	—
Total 1st U.S. Event Limit	200	100
Total 2nd U.S. Event Limit	100	100
Excluding U.S. Ultimate Net Loss Event Limit	125	150
Total 1st Excluding U.S. Event Limit	125	150
Total 2nd Excluding U.S. Event Limit	125	150
Retention:
U.S. Ultimate Net Loss Retention	90	100
Worldwide Excluding U.S. Ultimate Net Loss Retention	$40	$50
(1)Payout is based on a state weighted index of insured industry losses from aggregate hurricane losses occurring during the 2023 calendar year.
Insurance & Services Segment
For A&H reinsurance, we have excess of loss protection covering our personal accident and life accounts. For A&H primary insurance, there are account specific quota share and stop‑loss reinsurance protections in place of various percentages for our medical benefits and student health businesses. In addition to these primary insurance protections, there is an excess of loss protection of unlimited dollars in excess of $2 million (per person) in place.
In the property and casualty business in our Insurance & Services segment, we purchase both excess of loss and proportional reinsurance on a case by case basis for both risk management and capital optimization purposes.
Other lines of business within this segment are protected through various quota share and excess of loss protections.
Loss Portfolio Transfer
In connection with our goal of optimizing our capital allocation, on October 29, 2021, we closed a loss portfolio transfer transaction (the “2021 LPT”) with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. As a result of the 2021 LPT, we dissolved Sirius Point Global Solutions, Inc., which specialized in the acquisition and management of runoff liabilities for insurance and reinsurance companies, as well as asbestos and environmental risks and other long-tailed liability exposures. Our transaction with the Compre Group underscores the ongoing transformation of SiriusPoint, our focus on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines, and provides further certainty on SiriusPoint’s reserve position. This transaction transfers the risk of the subject reserves developing adversely to Compre Group, up to an aggregate limit of $592 million over the duration of the contract, and reduces statutory and rating agency capital charges on the subject reserves. As of December 31, 2022, we held a loss recoverable of $327.7 million for the 2021 LPT.
Reinsurance Recoverables by Rating
As of December 31, 2022, we had loss and loss adjustment expenses recoverable, net of $1.4 billion (December 31, 2021 - $1.2 billion). Because retrocessional reinsurance contracts do not relieve us of our obligation to our insureds, the ability to collect balances due from our reinsurers is important to our financial strength. We monitor the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of our loss and loss expenses recoverable, net by the reinsurer’s Standard & Poor’s (“S&P”) rating and the percentage of total recoverables as of December 31, 2022. With certain reinsurers, if S&P’s rating was not available, an equivalent AM Best rating was used.

	December 31, 2022
Rating(1)	Gross	Collateral	Net	% of Net Total
	($ in millions)
AA	$252.8	$41.2	$211.6	29.5%
A	370.6	48.5	322.1	44.9%
BBB or lower	246.7	104.8	141.9	19.8%
Not rated(2)	506.1	464.2	41.9	5.8%
	$1,376.2	$658.7	$717.5	100.0%
(1)S&P's ratings as detailed above are: "AA" (Very strong), "A" (Strong), and "BBB" (Adequate).
(2)Not rated represents reinsurers who are not rated by either S&P or AM Best. Included in the not rated category is $327.7 million related to Pallas Reinsurance Company Ltd. as a result of the 2021 LPT, and the amount is fully collateralized.
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
Investments
We repositioned our investment portfolio to better align with our underwriting strategy. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Under our investment strategy, management of our fixed income investments, which comprise the majority of our portfolio, is outsourced to a diversified range of third-party asset managers, including Third Point LLC. Alternative investments managed by Third Point LLC includes TP Enhanced Fund, Third Point Venture Offshore Fund I LP (“TP Venture Fund”) and Third Point Venture Offshore Fund II LP (“TP Venture Fund II”) (collectively, the “Related Party Investment Funds”), which comprised 2% of our investment portfolio as of December 31, 2022. We leverage Third Point LLC and other third-party market expertise in designing our asset-liability management strategies that are tailored to our risk and capital considerations. We believe that this is a strategic differentiator on our returns, reduces risk and volatility, and creates a portfolio mix more in line with peer property/casualty reinsurers.
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
Our global customer base and footprint requires us to transact in numerous currencies. Where practical, we aim to generally match material liabilities with assets. We utilize third party instruments such as currency forwards or swaps to mitigate unmatched exposure or may choose to leave such exposure unmatched. We do not apply hedge accounting to currency swaps or forwards.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 “Investments” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on our investment portfolio.
On February 23, 2022, the Company entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of TP Enhanced Fund with Third Point Advisors LLC (“TP GP”) and the other parties thereto (the “2022 LPA”). Under the Amended and Restated Investment Management Agreement, dated February 23, 2022, among the Company, Third Point LLC and other parties thereto (the “2022 IMA”), we may withdraw net profits from the Third Point Optimized Credit (“TPOC”) Portfolio or any amounts invested that were not withdrawn from TP Enhanced Fund, in each case as of any month-end. We may withdraw the TPOC Portfolio in full on March 31, 2026, and each successive anniversary of such date. A copy of the 2022 LPA and 2022 IMA is attached hereto as Exhibit 10.40 and Exhibit 10.41, respectively.
Competition and Peers
The worldwide insurance and reinsurance markets are highly competitive. Competition is influenced by a variety of factors, including prices charged and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and the speed at which the company has historically paid claims.
We compete for business in Bermuda, Europe, the United States and other international markets with numerous global competitors. Our competitors include other insurance and reinsurance companies and underwriting syndicates at Lloyd's of London, as well as London Market Companies. While some of our competitors have greater revenue and shareholders’ equity and higher ratings than SiriusPoint, we believe that we are well-suited to compete against our peers.
In addition, the ease of entry into the reinsurance sector has led to increased competition from non-traditional sources of capital, such as insurance-linked funds or collateralized special purpose insurers, predominantly in the property catastrophe excess reinsurance market, but increasingly in other sectors of the market, including longer tail lines of business such as casualty. This alternative capital provides protection in the form of catastrophe bonds, industry loss warranties and other risk-linked products that facilitate the ability for non-reinsurance entities, such as hedge funds and pension funds, to compete for reinsurance and insurance business outside of the traditional treaty market. As a result, we have observed reduced pricing and/or reduced shares in certain reinsurance products.
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
(1) “A–" is the fourth highest of 16 financial strength ratings assigned by AM Best, as last updated April 1, 2022.
(2) “A–" is the seventh highest of 22 financial strength ratings assigned by Fitch, as last updated February 18, 2022.
(3) “A–" is the seventh highest of 21 financial strength ratings assigned by S&P, as last updated January 20, 2022.
These ratings reflect AM Best’s, Fitch’s and S&P’s respective opinions of the ability of SiriusPoint’s respective subsidiaries to pay claims and are not evaluations directed to security holders. AM Best maintains a letter-scale rating system ranging from "A++" (Superior) to "F" (in liquidation). Fitch maintains a letter-scale rating system ranging from "AAA" (Exceptionally Strong) to "D" (Distressed). S&P maintains a letter-scale rating system ranging from "AAA" (Extremely Strong) to "D" (Default).
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
Eligible Capital
To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A and Class 4 insurers are required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system’. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
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
The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal informational privacy. In December 2016, PIPA sections relating generally to the establishment, staffing, funding, and general powers of the Privacy Commissioner came into force. In January 2020 a Privacy Commissioner was appointed. However, PIPA’s remaining provisions could come into effect from Spring 2023, implemented in phases, with certain rules enforced for some organizations before others.
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
State Accreditation and Monitoring
All state insurance regulatory bodies with jurisdiction over SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are accredited by the National Association of Insurance Commissioners ("NAIC"). Accredited states generally follow the model laws developed by the NAIC. However, there are jurisdictional differences that require reference to each state's insurance laws. States have laws establishing the standards that an insurer must meet to maintain its license to write business. In addition, all states, including the Domiciliary States, have enacted laws substantially similar to the NAIC's risk-based capital ("RBC") standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from market and/or credit risk; and (iii) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. RBC reports are provided annually to state regulators as part of an insurer's financial reporting requirements. Insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. As of December 31, 2022, SiriusPoint's U.S. domiciled subsidiaries exceeded all required RBC regulatory thresholds.
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
Based upon these formulas, as of December 31, 2022, SiriusPoint America has dividend capacity without prior approval of the applicable regulatory authority, while Oakwood and SiriusPoint Specialty do not have dividend capacity without prior approval of the applicable regulatory authorities.

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
The Dodd-Frank Act also authorizes the FIO to assist the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the European Union signed a covered agreement (the "Covered Agreement") to address, among other things, reinsurance collateral requirements. U.S. state regulators had 60 months, or five years, to adopt reinsurance reforms removing reinsurance collateral requirements for European Union reinsurers that meet the Covered Agreement's prescribed minimum conditions or else state laws imposing such reinsurance collateral requirements could have been subject to federal preemption. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Regulation ("Model Law and Regulation") which incorporate relevant provisions of the Covered Agreement. Thereafter, individual states began a process of adopting the Model Law and Regulation. As of August 2022, all 50 states and 6 U.S. territories incorporated revisions of the Credit for Reinsurance Model Law to their respective legal frameworks. The reinsurance collateral provisions of the Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors are able to provide reinsurance to U.S. insurers.
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
As of December 31, 2022, SiriusPoint International's Safety Reserve was SEK 6.0 billion, or $576.9 million (based on the December 31, 2022 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($118.9 million based on the December 31, 2022 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
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
There remains some considerable uncertainty as to the legal and regulatory landscape that will exist in respect of the U.K. insurance regulatory regime and the future approach U.K. legislation and regulation may take following the U.K.'s transition from the EU in 2020 and as to the terms and embedding of any future transitional agreements.
SiriusPoint's U.K.-based authorized insurance subsidiaries are as follows:
•Sirius International Managing Agency Limited, a Lloyd's managing agent that is dual-regulated by the PRA and FCA and supervised by Lloyd's; and
•A La Carte Healthcare Limited and IMG Europe Limited, both insurance intermediaries regulated by the FCA.
SiriusPoint International Insurance Corporation (publ) had previously been operating in the U.K. under an EEA branch passporting license and has applied to the PRA to transform the branch to a third country insurance branch. Approval from the PRA to operate the third country insurance branch was granted in March 2022. SiriusPoint International Insurance Corporation (publ) is also supporting the 1945 Syndicate through Sirius International Corporate Member, a corporate member of Lloyd's.
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
The governing body of the Lloyd's market is the Council of Lloyd's (the "Council"). The Council is responsible for the supervision and management of the Lloyd's market and it has the power to regulate and direct the business of the market. The Lloyd's Act, bylaws, requirements made under bylaws, principles for doing business (‘Principles,’ previously, minimum standards, which were transitioned in 2022 to outcome based principles for doing business), guidance, codes of conduct and bulletins issued by or under the authority of the Council together contain the powers and requirements that apply in respect of businesses operating in the Lloyd's market. In addition, Lloyd's prescribes, in respect of its managing agents and corporate and individual members ("Members"), Principles relating to their management and control, financial resources and various other requirements. In addition, as dual-regulated firms, managing agents must comply with the relevant parts of the PRA Rulebook and the FCA Handbook (including FCA capital resources requirements). SiriusPoint participates in the Lloyd's market through the 100% ownership of Sirius International Corporate Member, which is the sole member of Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and is managed by another wholly-owned subsidiary within SiriusPoint, Sirius International Managing Agency. Lloyd's approved net capacity for Syndicate 1945 in 2023 is £114.0 million, or approximately $137.7 million (based on the December 31, 2022 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (gross premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
Sirius International Corporate Member, as a Member of Lloyds, is required to contribute 0.35% of Syndicate 1945's premium income limit for each year of account to the Lloyd's Central Fund ("Central Fund"). If a Member is unable to pay its obligations to policyholders, such obligations may be payable by the Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it may levy premiums on current Members. The Council of Lloyd's has discretion to call upon up to 5% of a Member's underwriting capacity in any one year as a Central Fund contribution.
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

Human Capital
We are focused on building a performance and results-driven culture which strives to get the best out of all of our people and to help them to maximize their full potential. We want to build a culture that has deep values, enables people to succeed, and has a focus on delivering for our customers, our people, our shareholders and the communities in which we operate.
We are passionate about developing and strengthening our current and future talent pipelines through talent reviews, succession planning, and helping people to build their skills with us. We have a clear focus on identifying successors for our top three layers in the organization to support long term business resilience.
As of December 31, 2022, we had 1,185 employees across 11 countries. Of the total number of employees, 41% (486 employees) sit outside of North America. Our gender mix includes 58% females (688 employees) and 42% males (497 employees). Additionally, 94% (1,109 employees) are employed on a full-time basis and 6% (76 employees) are part-time employees.
To compete and succeed in a highly competitive and rapidly evolving marketplace, we must continue to attract and retain the right people with the right skills, values and behaviors. As part of our efforts, we must also strive to deliver a competitive compensation and benefits program. Most importantly, our overarching goal is to foster a globally focused community where everyone feels included, valued and empowered to be their best selves and do their best work.
Career Development
We place a high priority on continuous learning and professional development, enabling our employees to expand their skills and capabilities to achieve their career goals and perform at their best. The diversity of our business, as well as our global footprint, affords individuals the opportunity to learn and grow through career mobility and immersive learning experiences and in-house topical and on-demand learning opportunities, as well as learning from highly experienced colleagues through on the job learning and mentorship. In addition, we offer tuition and certification reimbursement programs to encourage employees to enhance their education, skills, and knowledge, as well as access to executive coaching.
Our leadership team places significant importance on cultivating, developing, and progressing internal talent. Accordingly, we review our talent development and succession plans for critical roles within each of our business segments and functions regularly, to identify and develop a pipeline of emerging talent for positions at all levels of the organization.
Diversity, Equity, Inclusion, & Belonging
We value and support the unique voices, backgrounds, lifestyles, and contributions of our diverse global employee base that contributes to our culture every day. Diversity, Equity, Inclusion, and Belonging (“DEI&B”) are important to our success.
We strive to build an environment that embeds DEI&B into everything we do and enables us to unlock critical drivers of equality, innovation, and success. We want everyone to be included, valued, respected, and supported to unleash their full potential by bringing their whole selves to work.
We are committed to cultivating an inclusive environment that supports efforts and initiatives that help us to attract and retain diverse talent around the globe as we achieve more together.
Culture
At SiriusPoint, our mission is to be an innovative partner, who creates value and who positively impacts a changing world, by combining data, creative thinking, underwriting skill and discipline, to build a sustainable business for our employees, our customers, our shareholders and the communities in which we operate. Our employees and our workplace culture are core to this ambition, grounded in the belief that “we achieve more together”. We strive to be a diverse, inclusive, and accessible organization in which all employees are encouraged to bring their full selves to work, contribute to their fullest capability, and are empowered to collaborate, create, and innovate. We are guided by a shared objective to be a trusted and valued business partner, who operates with integrity, speed and agility, underpinned by a relentless focus on customer experience, continuous improvement, and execution.
Workforce Compensation
We align the compensation of our employees with the Company’s overall performance and individual performance. We provide competitive compensation opportunities to attract and retain employees to support our business needs. Both management and the Compensation Committee of the Board of Directors engage the services of third-party compensation consultants and advisors to help us monitor the market competitiveness of our incentive programs. We provide a performance-driven compensation structure that consists of base salary and short and long term incentives. We also offer a comprehensive benefits package across all of our locations.
Health and Safety
SiriusPoint is committed to the overall well-being of our employees and their dependents, and we continue to evaluate and adhere to country and local guidance in addressing COVID-19 and other similar influenza type illnesses. We offer comprehensive benefits that supports the health and wellness needs of our employees. SiriusPoint and our U.S. subsidiaries partnered to harmonize the 2023 health benefits and 401(k) plans, resulting in enhanced employee benefits.
Our employee benefits also include flexible spending accounts, wellness initiatives, parental and medical disability leave policies, remote and hybrid work arrangements, sponsoring of social clubs and internal initiatives for improving wellness. Our Employee Assistance Program (EAP) provides counseling and mental health resources for employees and their families to address financial and mental health concerns.
We continue to monitor all health and safety issues, adjusting as necessary to support employees and the operation of the business.
Community Involvement
As a global company, we believe we have a unique opportunity to impact the fabric of the communities in which we live and work. We use our position as an engaged corporate citizen to improve the health, wellness, and growth of our communities, supporting our employees in the commitment of their time and talents to local causes and charitable initiatives.
We encourage you to review our most recent Environmental, Social and Governance Report (located on our website at www.siriuspt.com) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Environment, Social and Governance Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.
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

Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows and results of operations that you should consider before making a decision to invest in our common shares. These risks include, but are not limited to, the following:
•Strategic Risks. Strategic risks include failure to execute on our strategy of re-underwriting to reduce underwriting volatility and improving underwriting performance, de-risking our investment portfolio, and transforming our business, including re-balancing our portfolio and growing the Insurance & Services segment; and risks arising from any strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures or entry into new lines of business.
•Catastrophe Risks. Catastrophe risks include, among other things, the impact of the COVID-19 pandemic or other unpredictable catastrophic events, such as natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather, on various lines of our business, including predominantly our property catastrophe excess line of business, and also our aviation, casualty, contingency, credit and accident and health (including trip cancellation) businesses.
•Insurance Underwriting Risks. Insurance underwriting risks include inadequate pricing or loss and loss adjustment reserves.
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
•Operational Risks. Operational risks include risks related to retention of key employees and internal control deficiencies.
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
•Investment Risks. Investment risks include reduced returns or losses in SiriusPoint’s investment portfolio; our lack of control over our third party asset managers, who invest and manage our capital accounts, limitations on our ability to withdraw our capital accounts and conflicts of interest among various members of TP GP, Third Point LLC and SiriusPoint.
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
As part of our strategic transformation, we have focused on: (i) re-underwriting to reduce underwriting volatility and improve performance, (ii) de-risking our investment portfolio and (iii) re-balancing the business mix in our portfolio and growing the

Insurance & Services segment. Further, as part of our strategic transformation, we made changes to the structure and composition of our international branch network. We reduced the locations from which we underwrite property catastrophe reinsurance. We closed our offices in Hamburg, Miami and Singapore, and reduced our footprint in Liege and Toronto. Following these closures and the scaling of our operations, we will continue to serve clients and underwrite North American property catastrophe business from Bermuda, and international property catastrophe business from Stockholm. See the “Business - Operational Priorities” section of this Annual Report for additional information regarding our strategic objectives and the related reorganization.
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
•We may experience departure of employees with historical institutional knowledge which may be disruptive to, or cause uncertainty in, our business. The failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder our strategic execution.
•Our profitability and share price may be impacted by the loss of premium growth from the reinsurance business as the changes we make to our business take time to implement.
•The transformation may require significant management time and effort and may divert attention from our core existing operations.
We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits of this transformation, including the anticipated levels of cost savings and efficiencies, within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We may not be able to successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives, or execute successfully on our transformation strategy, in the expected timeframes or at all. In addition, our efforts, if properly executed, may not result in our desired outcome of improved financial performance.
Our results of operations fluctuate from period to period and may not be indicative of our long-term prospects.
The performance of our (re)insurance operations and our investment income fluctuate from period to period. Fluctuations result from a variety of factors, including:
•the performance of our investment portfolio;
•(re)insurance contract pricing;
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
In particular, we seek to underwrite products and make investments to achieve a favorable return on equity over the long term. In addition, our opportunistic strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period. More specifically, as we continue to review our (re)insurance underwriting portfolio, we may not renew prior business that we believe may be inconsistent with our strategic plan or risk appetite or we believe will not generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects as we continue to de-risk our underwriting portfolio.
We may continue to be adversely impacted by inflation.
In 2022, economies around the world experienced heightened levels of inflation, which caused central banks to respond by raising interest rates. In operating our business, we are experiencing the effects of inflation. Furthermore, our operations, like those of other insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss expenses are known. Although we consider the potential effects of inflation when setting premium rates, premiums may not fully offset the effects of inflation and thereby essentially result in underpricing the risks we insure and reinsure. Loss reserves include assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above loss reserves established for claims, we will be required to increase loss reserves with a corresponding reduction in net income in the period in which the deficiency is identified, which may have a material adverse effect on our results of operations or financial condition. Unanticipated higher inflation could also lead to additional interest rate increases, which would negatively impact the value of our fixed income securities and potentially other investments.
Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.
Our business depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, and personally identifiable information and protected health information belonging to employees, customers, claimants and business partners. We implement and maintain reasonable security processes, practices and procedures appropriate to the nature of the information we hold, and we rely on sophisticated commercial control technologies to maintain security and confidentiality of our systems. Nevertheless, our systems are vulnerable to a variety of forms of unauthorized access, including hackers, computer viruses, and cyber-attacks from individual or state actors, as well as breaches that result from employee error or malfeasance or lost or stolen computer devices. For example, the Russia/Ukraine conflict has created heightened cybersecurity threats to our information technology infrastructure.
Furthermore, a significant amount of communication between our employees and our business, banking and investment partners depends on information technology and electronic information exchange. We have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. Like all companies, our information technology systems are vulnerable to interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, terrorist attacks and general technology failures.
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
The (re)insurance industry is highly competitive. We compete with major (re)insurers, which vary according to the individual market and situation, many of which have substantially greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. Lloyd's Syndicate 1945, the Lloyd's syndicate that we sponsor and that is managed through Syndicate 1945, also competes with other Lloyd's syndicates and London market companies. Competition in the types of business that we underwrite is based on many factors, including:
•price of (re)insurance coverage;
•the general reputation and perceived financial strength of the reinsurer;
•ratings assigned by independent rating agencies;
•relationships with (re)insurance brokers;
•terms and conditions of products offered;
•speed of claims payment; and
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
The (re)insurance industry, including our competitors, customers and insurance and reinsurance brokers, has experienced significant consolidation over the last several years. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures require us to reduce our prices, we would generally expect to reduce our future underwriting activities, resulting in reduced premiums and a reduction in expected earnings. If the insurance industry consolidates further, competition for customers could become more intense and we could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. Reinsurance intermediaries could also continue to consolidate, which may adversely affect our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operations.
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

We may experience issues with outsourcing and third-party relationships which may impact our ability to conduct business in a prudent manner and could negatively impact our operations, results and financial condition.
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
We periodically negotiate provisions and renewals of these relationships, and such terms may not remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business and increased costs, or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations. In addition, our ability to receive services from third-party providers based in different countries might be impacted by political instability, unanticipated regulatory requirements or policies inside or outside of the U.S. As a result, our ability to conduct our business might be adversely affected.
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
Our claims and claim expense reserves reflect our estimates, using actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. We use actuarial and computer models, historical (re)insurance and insurance industry loss statistics, and management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Reserves are estimates of claims a (re)insurer ultimately expects to pay, based upon facts and circumstances known at the time, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance and MGA produced insurance businesses as compared to traditional primary insurance, primarily due to:
•the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;
•    the diversity of development patterns among different types of (re)insurance contracts; and
•    heavier reliance on the client/MGA partner for information regarding claims.
Our estimates and judgments are based on numerous factors, and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change. Due to the many assumptions and estimates involved in establishing reserves and the inherent uncertainty of modeling techniques, the reserving process is inherently uncertain. It is expected that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. For example, our significant gross and net reserves associated with the large catastrophe events in the past several years remain subject to significant uncertainty. As information emerges and losses are paid, we expect our reserves may change, perhaps materially.
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
We write reinsurance contracts and insurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events, predominantly in our property catastrophe excess line of business, include natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include terrorist attacks, explosions and infrastructure failures. While we have taken steps to reduce our exposure to catastrophe risks, these risks may still affect our results of operations and financial condition. For more information about our risks due to terrorist attacks, see “Risks Relating to Our Business—We have exposure to potential terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.” We have significant exposure to a potential major earthquake or series of earthquakes in California, the Midwestern United States, Canada, Japan and Latin America and to windstorm damage in Northern Europe, the Northeast United States, the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast (i.e., Florida to Texas) and Japan.
Similar exposures to losses caused by the same types of catastrophic events occur in other lines of business such as aviation, casualty, contingency, credit, marine, and accident and health (including trip cancellation), including pandemic risk.
The extent of catastrophe losses is a function of both the severity of the event and total amount of insured exposure affected by the event. Increases in the value and concentration of insured property or insured individuals, the effects of inflation, changes in weather patterns, such as climate change, and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new reinsurance contracts and insurance policies could also be impacted as a result of corresponding reductions in our capital levels. For a further discussion, see “Risks Relating to our

Business—Global climate change may have a material adverse effect on our business, operating results and financial condition.”
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
The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our financial performance and ability to conduct operations.
The COVID-19 pandemic has had an unprecedented global impact, including on the insurance and reinsurance industries where it has raised many new questions and challenges for us and our industry. It is difficult to predict all of the potential impacts of the COVID-19 pandemic on the markets in which we participate and our ability to effectively respond to these changing market dynamics.
The evolving nature of the pandemic has significantly increased economic uncertainty. To the extent these conditions continue and potentially worsen, particularly with subsequent waves of infection, they could have the following impacts on our business operations and current and future financial performance and could impact us in other ways that we cannot predict:
•We have significant exposure to losses stemming from COVID-19 related claims, and we expect losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized. The extent to which the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. In addition, legislative, regulatory, judicial or social influences have imposed and may continue to impose new obligations on insurers in connection with the pandemic that extend coverage beyond the intended contractual obligations or lead to an increase in the frequency or severity of claims beyond expected levels, resulting in the emergence of unexpected or un-modeled insurance or reinsurance losses.
•An economic recession or slowdown in economic activity resulting from the pandemic will not only increase the probability of losses, but could also reduce the demand for insurance and reinsurance, which could reduce our premium volume.
•Ongoing disruption in global financial markets and economic uncertainty due to the continuing impact of COVID-19 has caused and could continue to cause us to incur investment losses, including credit impairments in our fixed maturity portfolio, or decline in interest rates which may reduce our future net investment income. Responses to the pandemic, including by governments, have contributed to continued high inflation, and may continue to have adverse macroeconomic effects.
•Our counterparty credit risk may also increase, as some of our counterparties may face increased financial difficulties due to the ongoing impacts of COVID-19 on the world economy and financial markets.
•From an operational perspective, our employees, directors and agents, as well as the workforces of our brokers, vendors, service providers, retrocessionaires and other counterparties, have been and may continue to be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic. Remote work arrangements affect our business continuity plans, introduce operational risk, including cybersecurity risks, and may adversely affect our ability to manage our business.

The impact of the COVID-19 pandemic could also exacerbate the other risks we face described herein. All of the foregoing events or potential outcomes, including in combination with other risks we face, could cause a material adverse effect on our results of operations for any period, and, depending on their severity, could also materially and adversely affect our financial condition.
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
In the event coverage of terrorist acts cannot be excluded, we, in our capacity as a primary insurer, would have a significant gap in our own reinsurance protection with respect to potential losses as a result of any terrorist act. It is impossible to predict the occurrence of such events with statistical certainty and difficult to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility exists that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and our attempts to limit our liability through contractual policy provisions may not be effective.
Global climate change may have a material adverse effect on our business, operating results and financial condition.
We have material exposures arising from our coverages for natural disasters and catastrophes. Changes in climate conditions have resulted in increased severity and frequency of weather-related natural disasters and catastrophes. For example, during the year ended December 31, 2022, the industry experienced several significant severe weather events, including Hurricane Ian. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas. We believe that these changes in climate conditions, when coupled with projected demographic trends in catastrophe-exposed regions, have increased the average economic value of expected losses, increased the number of people exposed per year to natural disasters and in general have exacerbated disaster risk, including risks to infrastructure, global supply chains and agricultural production. This could lead to higher overall losses that we may not be able to recoup, particularly in the current economic and competitive environment, and in light of higher (re)insurance costs. Over the long-term, global climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve.
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
In addition, in the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for claims-related legal proceedings as part of our loss and loss adjustment expense reserves. Adverse outcomes are possible and could negatively impact our financial condition.
Furthermore, as industry practices and legal, judicial, regulatory and other conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued the affected insurance contracts. Examples of emerging claims and coverage issues include, but are not limited to:
•new theories of liability and disputes regarding medical causation with respect to certain diseases;
•assignment-of-benefits agreements, where rights of insurance claims and benefits of the insurance policy are transferred to third parties, and which can result in inflated repair costs and legal expenses to insurers and reinsurers; and

•claims related to data security breaches, information system failures or cyber-attacks.
Moreover, we cannot guarantee that a court or arbitration panel will enforce policy language or not issue a ruling adverse to us. In fact, this risk can be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance policy and contract provisions. This exposure may grow as we grow our "long tail" casualty business since claims can typically be made for many years after actual exposure to a risk. If we choose to exclude such exposures, it could reduce the market's acceptance of our products. We continually seek to improve the effectiveness of our contractual provisions to address this exposure but may fail to mitigate such exposure nonetheless. Moreover, we may not be successful in incorporating our preferred contractual provisions into (re)insurance contracts given the competitiveness of the bidding process.
In addition, from time to time we are subject to legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more non-claims legal matters, our ultimate liability may be in excess of amounts reserved and such additional amounts may be material to our results of operations and financial condition. Furthermore, it is possible that these non-claims legal proceedings could result in unexpected outcomes that may materially impact our business or operations.
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
We are reliant on financial strength and credit ratings, and any downgrade or withdrawal of ratings and/or change in outlook may have a material adverse effect on our business, prospects, financial condition and results from operations.
Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the rating agencies. Some of the criteria relate to general economic conditions and other circumstances outside of the rated company's control. These financial strength ratings are used by policyholders, agents and brokers to assess the suitability of insurers and reinsurers as business counterparties and are an important factor in establishing our competitive position in insurance and reinsurance markets.
The maintenance of an "A-" or better financial strength rating from AM Best and/or S&P is particularly important to our operating insurance and reinsurance subsidiaries to bind property and casualty insurance and reinsurance business in most markets. In addition, issuer credit ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. Accordingly, the maintenance of an investment grade credit rating (e.g., "BBB-" or better from S&P or Fitch) is important to our ability to raise new debt with acceptable terms. Strong credit ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt. A downgrade, withdrawal or similar action concerning our credit ratings could limit our ability to raise new debt or could make new debt more costly and/or result in more restrictive conditions.
We are the obligor of $115.0 million in aggregate principal amount of 2015 Senior Notes. In certain circumstances, a downgrade of the rating assigned to the 2015 Senior Notes would result in an increase in the annual interest rate payable on the 2015 Senior Notes or, if a change of control of SiriusPoint has also occurred, an obligation for us to make an offer to repurchase the 2015 Senior Notes at a premium. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the 2015 Senior Notes. Effective February 26, 2021, the Company entered into a three-year, $300 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. In certain circumstances, a downgrade of the rating assigned to the Facility would result in an increase in the annual interest rate payable on the Facility, which could require use of cash that we might otherwise use in operating our business. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
Rating agencies periodically evaluate us and our operating (re)insurance companies to confirm that we continue to meet the criteria of the ratings previously assigned to us. A downgrade or withdrawal of the financial strength rating of our operating (re)insurance companies could severely limit or prevent us from writing new policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. Additionally, some of our assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if AM Best and/or S&P were to downgrade our rating below "A-" or withdraw the financial strength ratings of our principal insurance and reinsurance operating subsidiaries. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would exercise such rights in the event of a downgrade or withdrawal, but widespread exercise of these options could be materially adverse.
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
We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and legal, political and operational risks.
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
Following a search process, Scott Egan was appointed permanent Chief Executive Officer of the Company, effective September 21, 2022. In addition, Stephen Yendall was appointed Chief Financial Officer of the Company, effective October 31, 2022. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. Failure to attract and retain key senior management may negatively impact our credit ratings and impact our client, MGA and other third-party relationships, which may adversely impact our financial and operational goals and strategic plans, as well as our financial performance.
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
We do not currently maintain key person life insurance with respect to any of our senior management. If any member of senior management dies or becomes incapacitated, or leaves the company, for example, to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.
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
SiriusPoint is a holding company that conducts no reinsurance operations of its own. The majority of our reinsurance operations are conducted through our wholly-owned operating subsidiaries. Historically, our cash flows have typically consisted primarily of dividends and other permissible payments from our operating subsidiaries. We depend on such payments to receive funds to meet our obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of our outstanding indebtedness. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
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
As of December 31, 2022, our outstanding indebtedness included $404.8 million in 2016 Senior Notes, $258.6 million in 2017 SEK Subordinated Notes and $114.6 million in 2015 Senior Notes.
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
Our operating subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on our indebtedness, or to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Our operating subsidiaries may not generate sufficient cash flow from operations, and future financing sources may not be available to us in amounts sufficient to satisfy our obligations under our indebtedness, to refinance our indebtedness on acceptable terms or at all, or to fund our other business needs. In addition to being limited by the financial condition and operating requirements of such subsidiaries, any payment of dividends, distributions, loans or advances by our subsidiaries to us could be subject to statutory or contractual restrictions.
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

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business and may otherwise place us at a competitive disadvantage compared to our competitors.
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
We may not have the liquidity or ability to raise the funds necessary to pay the principal or interest on our outstanding debt obligations.
At maturity, the entire outstanding principal amount of our 2015 Senior Notes, 2016 Senior Notes, and 2017 SEK Subordinated Notes, plus any accrued and unpaid interest, will become due and payable. We must pay interest in cash on the notes quarterly, or semi-annually as applicable. The amount of interest payable on the 2015 Senior Notes is subject to increase from time to time in the event of a downgrade of the rating assigned to the 2015 Senior Notes or in connection with certain other events. In addition, upon the occurrence of a change of control triggering event described in the indenture governing the 2015 Senior Notes, unless we have exercised our right to redeem such notes in accordance with their terms, each holder of 2015 Senior Notes will have the right to require us to repurchase all or any part of such holder’s 2015 Senior Notes for a payment in cash described in the indenture governing the 2015 Senior Notes.
We may not have enough available cash or be able to obtain sufficient financing at the time we are required to make these payments. Furthermore, our ability to make these payments may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to pay interest when due, if uncured for 30 days, or our failure to pay the principal amount when due, will constitute an event of default under the indentures governing the 2015 Senior Notes, 2016 Senior Notes and the 2017 SEK Subordinated Notes. A default under the indentures could also lead to a default under agreements governing our indebtedness. If the repayment of that indebtedness is accelerated as a result, then we may not have sufficient funds to repay that indebtedness or to pay the principal or interest on the 2015 Senior Notes, 2016 Senior Notes and the 2017 SEK Subordinated Notes.
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
•replace capital lost in the event of significant (re)insurance losses or adverse reserve development;
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
In most of our quota share reinsurance and MGA produced insurance business we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. We instead evaluate the underwriting processes and environment at the ceding companies and MGAs that we work with to assess the risks associated with their portfolios. Therefore, we are dependent on the original underwriting decisions made by ceding companies and MGAs. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts. Therefore, we are dependent on the original claims decisions made by our cedents and MGAs. We are subject to the risk that the cedent or MGA may pay invalid claims, which could result in reinsurance losses for us.
The involvement of reinsurance brokers subjects us to their credit risk, and the inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.
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
We may incur losses as we execute on our strategy to develop our relationships with MGAs.
As part of our strategic plan, we intend to continue developing our relationships with MGAs. Such plans may involve additional selective investments in, or acquisitions of, MGAs and the development of businesses through new or existing subsidiaries and partnerships. While we believe our partnerships with MGAs will facilitate the distribution of our insurance products and services, we may also have increased exposure to additional risks, such as cyber and crypto currency. In addition, the investments in these MGAs may result in increased equity concentration in early-stage MGAs that carry a high degree of uncertainty of success. In some cases, we may provide reinsurance to these MGAs. We may not be able to successfully incubate and develop or generate any earnings from these partnerships.
It is not possible at this time to fully predict the future prospects or other characteristics of such businesses. Moreover, many of the MGAs we are investing in are early-stage companies that carry higher operating expenses and a higher degree of uncertainty. Our investments in MGAs are illiquid, and we are subject to transfer restrictions in relation to those investments. We may be unable to sell our interests in those investments at the desired time or to find a buyer for our interests, and therefore, we are at risk of highly variable returns on investments and substantial or total loss in relation to those investments. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future investment opportunities, our due diligence investigations may not identify every matter that could have a material adverse effect on us. Efforts to pursue certain investment opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition.
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
Moreover, as we work to align with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (TCFD) and our own ESG assessments and priorities, we expect to expand our public disclosures in these areas, including disclosing additional metrics. Any failure to set appropriate metrics or achieve progress on our metrics on a timely basis, or at all, may negatively impact our reputation and our business.
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
Affiliates of Third Point LLC manage certain of our investment accounts and funds in which we invest. Third Point LLC receives fees for managing those accounts and funds. Third Point LLC also manages other client accounts and funds, some of which have objectives similar to ours, including collective investment vehicles managed by Third Point LLC’s affiliates and in which Third Point LLC or its affiliates may have an equity interest. Third Point LLC’s interest and the interests of its affiliates may at times conflict with our interests, which may potentially adversely affect our investment opportunities and returns.
Neither Third Point LLC, nor its principals, including Daniel S. Loeb, who serves as a director on our Board and is the Founder and Chief Executive Officer of Third Point LLC, are obligated to devote any specific amount of time, effort or investment opportunities to our investments.
Daniel S. Loeb’s service to both companies may create, or may create the appearance of, conflicts of interest.

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
Upon the earlier of the termination of the IMA or end of the initial term, the final incentive fee payable to Third Point will be determined as percentage between 15% and 30% (depending on the cumulative outperformance of the TPOC Portfolio over the term of the IMA) to ensure that the total amount of the incentive fee actually paid reflects the incentive fee payable based on the cumulative outperformance of the TPOC Portfolio during the investment period. Third Point LLC may invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Third Point LLC to execute trade orders at desired prices. To the extent that Third Point LLC invests our investable assets in securities or instruments for which market quotations or other independent pricing sources are not readily available, under the terms of the 2022 LPA the valuation of such securities and instruments for purposes of compensation to Third Point LLC will be determined by Third Point LLC in accordance with its valuation policy, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment guidelines give Third Point LLC the power to determine the value of securities with no readily discernible market value, and because the calculation of Third Point LLC’s fee is based on the value of the investment account, a conflict of interest may exist or arise.
Under the 2022 IMA, the valuation of assets comprising the TPOC Portfolio will be determined by the Company. However, if the Company and Third Point have different valuations in relation to any fiscal period, the valuation shall be determined as the midpoint between the range of valuations determined by the Company and a third party valuation agent mutually agreed between the parties. Therefore, the Company has greater control over valuation of assets in the TPOC Portfolio than the TP Enhanced Fund.
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
SiriusPoint’s investment portfolio is overseen in accordance with the investment policy and guidelines approved by the Investment Committee of the SiriusPoint board of directors. As of December 31, 2022, SiriusPoint’s investment portfolio consisted of fixed maturity investments, short-term investments, equity securities, other long-term investments, including hedge funds, private equity funds, and direct private equity investments, and Related Party Investment Funds.
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
LIBOR is being discontinued as a floating rate benchmark; the discontinuation has affected and will continue to affect financial markets generally and may also affect our financial position and investments specifically.
Financial markets, particularly the trading market for LIBOR-based obligations, may be adversely affected by the discontinuation of LIBOR by mid-2023 and remaining uncertainties regarding successor rates, including SOFR. SOFR, as modified by an applicable spread adjustment, may not be the economic equivalent of U.S. dollar LIBOR and the differences may be material.
SiriusPoint holds a large amount of LIBOR-based investments and is party to agreements that provide for payments determined by reference to LIBOR, and expects to continue these investments and agreements. Many of these investments and agreements are expected to reset or otherwise transition from LIBOR to an alternative reference rate pursuant to fallback provisions. Any alternative reference rate, or any investment’s particular transition to such rate, may not result in comparable returns. Accordingly, the transition from LIBOR to SOFR (or another reference rate) across all of our related investments and agreements could adversely affect our returns, which in turn would adversely impact our operating results.
We face risks associated with joint ventures and investments in which we share ownership or management with third parties.
We have and may continue to enter into joint ventures and make Strategic Investments in which we share ownership and/or management with third parties. In many instances, we will not have control over governance, financial reporting, operations, legal and regulatory compliance or other matters relating to such joint ventures or entities. As a result, we may face certain operating, financial, legal and regulatory compliance and other risks relating to these joint ventures and Strategic Investments, including risks related to the financial strength of other investors; the willingness of other investors to provide adequate funding for the venture; differing goals, strategies, priorities or objectives between us and other investors; our inability to unilaterally implement actions, policies or procedures with respect to the venture that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, Strategic Investment, or other investors; the risk that the actions of other investors could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with other investors. As a result, joint ventures, franchises and investments in which we share ownership or management with third parties subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows. Therefore, our losses from or related to these investments may significantly exceed our invested capital.
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
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulators or conflict between them also increases our legal and regulatory compliance complexity. SiriusPoint, its employees, or its agents acting on SiriusPoint's behalf may not be in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and, given the complex nature of the risks, it may not always be possible for SiriusPoint to ascertain compliance with such laws and regulations.

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
On January 31, 2020, the U.K. withdrew from the EU, referred to as “Brexit.” The U.K. entered into a withdrawal agreement resulting in a transition period until December 31, 2020 during which the trading relationship between the U.K. and the EU remained the same. The impact of the withdrawal on the U.K. and European economies and the broader global economy could be significant, resulting in negative impacts, such as increased volatility and illiquidity, and potentially lower economic growth on markets in the U.K., Europe and globally, which may negatively impact the value of SiriusPoint's investment portfolio, business and results of operations. Lloyd's has established a European subsidiary company in Brussels through which Lloyd's syndicates will have access to the EU single market and although Lloyd’s has previously given assurance that the European subsidiary company will not result in increased costs above the marginal costs which have already been incurred, the European regulators have asked that Lloyd’s syndicates update the operating model when writing European business through the Lloyd’s European Subsidiary based in Brussels in order to remain compliant with European regulatory requirements post Brexit, which may lead to increased costs and administrative burden. SiriusPoint International applied to U.K. regulators to establish a Third Country Branch to enable it to continue to operate in the U.K. The approval for the branch was granted in March 2022. This will add an additional regulatory burden on the U.K. branch as it will fall under the direct supervision of not only the Swedish regulators, but also that of the U.K. regulators.
Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
In 2008, the BMA introduced risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiaries increased under the Bermuda Solvency Capital Requirement model. While our subsidiaries, as they currently operate, currently have excess capital and surplus under these new requirements, such requirements or similar regulations, in their current form or as may be amended in the future, may have a material adverse effect on our business, financial condition or results of operations. Any failure to meet applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by regulators, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation. Further, any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we might be unable to do.
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
Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity and in the appropriate character (e.g. capital vs. ordinary). If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase applicable valuation allowance(s). Most of our deferred tax assets are determined by reference to applicable corporate income tax rates, in particular in the U.S., Luxembourg and Sweden. Accordingly, in the event of new legislation that reduces any such corporate income tax rates, the carrying value of certain deferred tax assets would decrease. A material devaluation in the Company’s deferred tax assets due to either insufficient taxable income or lower corporate income tax rates would have an adverse effect on SiriusPoint's results of operations and financial condition.
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
We will be treated as a PFIC for U.S. federal income tax purposes in any taxable year for which either (i) at least 75% of our gross income consists of certain types of "passive income" or (ii) at least 50% of the average value of our assets produce, or are held for the production of, passive income. Passive income includes dividends, interest, rents and royalties. For these purposes, if we own (directly or indirectly) at least 25% (by value) of the stock of another corporation, for purposes of determining whether we are a PFIC, we are treated as holding the proportionate share of the assets of such other corporation, and as receiving directly the proportionate share of the income of such other corporation. Under a specific exception, passive income does not include income derived in the active conduct of an insurance business by a qualifying insurance corporation. Whether an insurance company is a qualifying insurance corporation is determined based on an asset to liability test. The test requires the insurance company to have applicable insurance liabilities in excess of 25% of its total assets as reported in the company's financial statements. In January 2021, the Treasury and IRS issued final and proposed regulations providing guidance on the active insurance business exception, including the 25% test and calculation of income that is not treated as passive. The proposed regulations are not effective until adopted in final form. The IRS requested comments on several aspects of the proposed regulations. It is uncertain when the proposed regulations will be finalized, and whether and how the provisions of any final or temporary regulations will vary from proposed regulations.

Based on our assets, income, applicable financial statements and activities, including those of our subsidiaries engaged in the active conduct of an insurance business, we do not expect that we will be treated as a PFIC in 2022. However, this conclusion is not free from doubt and the IRS could take a contrary position. While we expect that our insurance subsidiaries will qualify for the active insurance income exception for qualified insurance corporations, in light of pending regulations and in the absence of other detailed guidance, our insurance subsidiaries may not meet the requirements for this exception. Moreover, PFIC classification is a factual determination made annually, and even if we are not a PFIC in 2022, we could become a PFIC in later years. Accordingly, we cannot assure you that we will not be treated as a PFIC for 2022 or for any future year.
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
If, with respect to any of our non-U.S. insurance subsidiaries, (i) 20% or more of the gross income in any taxable year is attributable to insurance or reinsurance policies of which the direct or indirect insureds are direct or indirect U.S. shareholders of SiriusPoint (regardless of the number of shares owned by those shareholders) or persons related to such U.S. shareholders and (ii) direct or indirect insureds, whether or not U.S. persons, and persons related to such insureds own directly or indirectly 20% or more of the voting power or value of our shares, U.S. shareholders would most likely be required to include their allocable share of the RPII of the applicable subsidiary for the taxable year in its income, even if no distributions are made. Proposed Treasury regulations published in January 2022 would aggregate all U.S. shareholders for purposes of the 50% ownership test above, which would have the effect of significantly increasing the likelihood that such U.S. shareholders would be subject to RPII. These proposed regulations also address the RPII treatment of certain cross-insurance arrangements and pass-through entities. Especially in light of these proposed regulations, a direct or indirect U.S. shareholder may be required to include amounts in its income in respect of RPII in any taxable year.
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
The Hiring Incentives to Restore Employment Act provides that a 30% withholding tax will be imposed on certain payments of U.S. source income and certain payments of proceeds from the sale of property that could give rise to U.S. source interest or dividends unless we and certain of our non-U.S. subsidiaries enter into an agreement with the IRS to disclose the name, address and taxpayer identification number of certain U.S. persons that own, directly or indirectly, an interest in the Company as well as certain other information relating to any such interest. The IRS has released final and proposed regulations and other guidance that provide for the phased implementation of the foregoing withholding and reporting requirements. On December 19, 2013, the U.S. Department of the Treasury signed a Model 2 non-reciprocal intergovernmental agreement (the "Model 2 IGA") with Bermuda. The Model 2 IGA modifies the foregoing requirements but generally requires similar information to be disclosed to the IRS. Although we will attempt to satisfy any obligations imposed on it to avoid the imposition of this withholding tax, we may not be able to satisfy these obligations. If we or any of our subsidiaries were to become subject to a withholding tax as a result of FATCA, the return of all shareholders may be materially adversely affected.
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
Since 2017, the 141 member countries of the G20/OECD Inclusive Framework on BEPS have developed a two-pillar approach to address the tax challenges arising from the digitalization of the economy. “Pillar One” addresses nexus and profit allocation challenges, while “Pillar Two” addresses perceived base erosion. Pillar One includes exclusions for Regulated Financial Services; therefore we do not anticipate a material impact on insurance and reinsurance groups. In December 2021, the OECD published two model rules implementing a 15% global minimum tax: first, an income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the low-taxed income of a subsidiary, and second, an “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the low-tax income of an affiliate is not subject to tax under an IIR. On December 12, 2022, the European Union member states agreed to adopt a Directive implementing a corporate minimum tax rate of 15% for large corporate groups with annual consolidated revenues (with some adjustments) of at least EUR 750 million, which would be required to be implemented by member states by the end of 2023. Although it is difficult at this stage to determine with precision the impact of the Directive and the OECD’s Pillar Two global corporate minimum tax rate, we do not currently expect that they will materially affect us in the immediate future, but we cannot be certain of such outcome, and the effect may be material.

The Biden administration has also proposed various tax reform measures including an increase in the U.S. corporate tax rate from 21% to 28%, a new 15% minimum tax on “book” income, an increase in the GILTI rate, and replacement of BEAT with a version of the OECD’s undertaxed payment rule. On August 16, 2022, Congress adopted the Inflation Reduction Act of 2022, which among other things, included a 15% corporate alternative minimum tax on the adjusted financial statement income of very large corporations. Under this legislation, the corporate alternative minimum tax applies only to foreign-parented groups with gross average annual adjusted financial statement income (with certain modifications) exceeding $1 billion (and certain other conditions are met with respect to the group’s domestic subsidiaries). We do not currently anticipate that this corporate alternative minimum tax will materially affect us in the immediate future, but we cannot be certain of such outcome and the effect may be material.
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

As of December 31, 2022, approximately 28 million common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. In addition, as of December 31, 2022, there were share options outstanding (subject to vesting) for approximately 5 million common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, compensation arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
Only one industry analyst covers our Company and the publication of negative research or reports, or the failure to publish reports about our business, could impact our share price and our trading volume could decline.
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
As of December 31, 2022, CM Bermuda Ltd. (“CM Bermuda”), Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and BlackRock, Inc. beneficially own approximately 38.2%, 7.6% and 7.3% of our issued and outstanding common shares, respectively, after giving effect to the issuance of warrants and options representing the right to purchase 36,466,494 common shares. Pursuant to the Investor Rights Agreement, between the Company and CM Bermuda, dated as of February 26, 2021 (the “CMB Investor Rights Agreement”), CM Bermuda and its affiliates’ voting power in the Company is capped at 9.9%, in accordance with the terms described in the CMB Investor Rights Agreement and our Bye-laws. As a result of the concentration of ownership, CM Bermuda, the Loeb Entities and BlackRock, Inc. could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
The interests of the shareholders specified above may conflict with the interests of our other shareholders.
We do not intend to pay dividends on our common shares and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.
We do not intend to declare and pay dividends on our share capital for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. Our common shares may not appreciate in value and may not even maintain the price at which our shareholders have purchased their shares.
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
The Companies Act, which applies to us as a Bermuda company, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
Interested Directors: Bermuda law provides that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In comparison, under Delaware law such transaction would not be voidable if:
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

Indemnification of Directors and Officers: We have entered into indemnification agreements with our directors and officers. The indemnification agreements provide that we will indemnify our directors or officers or any person appointed to any committee by the Board of Directors acting in their capacity as such in relation to any of our affairs for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, as opposed to Bermuda law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space throughout the United States and Europe. We renew and enter into new leases in the ordinary course of business. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. As previously disclosed, on November 2, 2022, we announced that we will close our offices in Hamburg, Miami and Singapore and reduce our footprint in Liege and Toronto. For further discussion of our leasing commitments at December 31, 2022, refer to Note 21 “Commitments and contingencies” in our audited consolidated financial statements included elsewhere in this Annual Report.

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
Our common shares are listed on the NYSE under the symbol “SPNT”. On February 20, 2023, the latest practicable date, there were 348 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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
Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index

(“Dow Jones P&C”) for the five year period commencing December 31, 2017 through to December 31, 2022. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
tSPNT	$100.00	$65.80	$71.81	$64.98	$55.49	$40.27
■S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
▲Dow Jones P&C	$100.00	$94.69	$118.02	$119.15	$141.84	$160.40
1.The above graph assumes that the value of the investment was $100 on December 31, 2017.
2.This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Issuer Purchases of Equity Securities
During the year ended December 31, 2022, the Company repurchased 695,047 of its common shares in the open market for $5.0 million at a weighted average cost, including commissions, of $7.17 per share. Common shares repurchased by the Company during the period were retired.
During the years ended December 31, 2021 and 2020 the Company did not repurchase any of its common shares.
On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding contingent value rights ("CVRs") and warrants, which will allow the Company to repurchase up to $56.3 million of the Company’s outstanding common shares, CVRs and warrants. As of December 31, 2022, all of such authorization remained available.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”).
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
For discussion of our results of operations and changes in financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020 refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.

Overview
We are a holding company domiciled in Bermuda. Through our subsidiaries, we provide multi-line insurance and reinsurance products and services on a worldwide basis. We aim to be a highly diversified business with a sustainable and scalable underwriting platform, and a portfolio of insurance-related businesses. We seek to leverage our underwriting talent and capabilities, proven management expertise and geographical footprint, to build on our existing portfolio and identify new opportunities to create value. We intend to allocate our capital to the best opportunities and react quickly to new risks. We are focused on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines. As of December 31, 2022, we had equity stakes in 36 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business. Refer to Part I. Item 1. “Business” for additional information.
Products & Services
The acquisition of Sirius Group created a highly diversified portfolio with expanded underwriting capabilities, geographical footprint and product offerings. Each segment is described below.
Reinsurance Segment
We provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis. For reinsurance assumed, we generally participate in the prospective, as opposed to retroactive, reinsurance market globally through the broker market distribution channel. We primarily write treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of our business lines. In the United States and Bermuda, our core focus is on distribution, risk and clients located in North America while our international operation is focused primarily on distribution, risks and clients located in Europe, Asia and Latin America.
The Reinsurance segment provides coverage in the following product lines: Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property.
Insurance & Services Segment
The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. Insurance & Services revenue allows us to diversify our traditional reinsurance portfolio and generally has lower capital requirements. We make both controlling and noncontrolling equity investments and debt investments in MGAs and other insurance-related business. In addition, service fees from MGAs and their insurance provided are generally not as prone to the volatile underwriting cycle that is common in reinsurance marketplace. The Insurance & Services segment provides coverage in the following product lines: A&H, Environmental, Workers’ Compensation, and other lines of business including a cross section of Property and Casualty lines.
Investment Management
We continue to reposition our investment portfolio to better align with our underwriting strategy, while leveraging our strategic partnership with Third Point LLC. We believe that this repositioning will result in lower volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. This includes the Third Point Optimized Credit fixed income strategy, which is predominately investment grade and managed by Third Point LLC, to which we are contractually obligated to reinvest all or part of TP Enhanced Fund withdrawals to date. Third Point LLC continues to manage a portion of our alternative investments, including TP Enhanced Fund, TP Venture Fund and TP Venture Fund II, totaling 2% of SiriusPoint’s investment portfolio at December 31, 2022, as well as working with us on asset-liability management strategies that are tailored to our risk and capital considerations.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.

Recent Developments & Business Outlook
Restructuring Plan
On November 2, 2022, we announced a restructuring of our underwriting platform to support the future shape of our business. In line with our strategy to strengthen underwriting results and align our operating platform to our business portfolio, we have made changes to the structure and composition of our international branch network (the "Restructuring Plan"). We have reduced the locations from which SiriusPoint underwrites property catastrophe reinsurance. As a result, we are in the process of closing our offices in Hamburg, Miami and Singapore, and reducing our footprint in Liege and Toronto. Following the anticipated closures and scaling of our operating platform, we will continue to serve clients and underwrite North American property catastrophe business from Bermuda, and international property catastrophe business from Stockholm. In the fourth quarter of 2022, we incurred approximately $30 million of total costs, primarily related to severance, to implement the Restructuring Plan.
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
As inflation continues to increase, we have evaluated the impact on our underwriting results and reserves. We proactively adjusted trend assumptions in our pricing. As of December 31, 2022, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.
Cryptocurrencies
We continue to monitor the volatility of the cryptocurrencies and we have evaluated the impact of exposure on our investments and reserves. As of December 31, 2022, the estimate of our exposure to cryptocurrencies related to investments is $9.1 million, and it had a minimal impact on our underwriting results.
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
Our current underwriting loss estimate of $17.5 million as of December 31, 2022 has changed minimally from our initial loss estimates in the first quarter of 2022; however, the ultimate impact on our business remains highly uncertain.
While the economic uncertainty resulting from the conflict has impacted global financial markets, the Company’s investment portfolio does not have meaningful direct exposure to investments in Russia or Ukraine.
The conflict also created heightened cybersecurity threats to our information technology infrastructure. Other impacts due to this evolving situation are currently unknown and could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the rest of Europe, where a material portion of our business is carried out.

Current Outlook
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
Reinsurance
While the reinsurance markets are benefiting from the positive primary insurance environment, across most insurance lines, financial results have and continue to be materially affected by elevated levels of catastrophe losses in the property reinsurance market compared to historical averages. This has caused many reinsurers to re-evaluate their positions in property, reducing aggregates and moving away from ground up exposures. As a result, the property reinsurance market globally has seen significantly increased pricing for catastrophe exposed business and a tightening of contractual terms and conditions.
Outside of property, in the casualty and specialty reinsurance markets, rate momentum and performance remain strong. Ceding commissions on proportional business have stabilized and reduced for some casualty product lines. The MGA market continues to show significant growth in casualty and specialty program business fueled, in part, by an increasing universe of fronting carriers. These programs and fronting carriers rely heavily on proportional reinsurance support as a primary source of underwriting capital.
Business Outlook
Our business model is diversified and differentiated compared to a traditional P&C insurer given we have three uncorrelated sources of earnings: (i) underwriting results where we are the risk taker; (ii) services fee income from MGAs we consolidate; and (iii) investment results. However, we have not taken full advantage of our business model and delivered sub-optimal and volatile returns during the last few years. We have experienced volatility from both underwriting and investment results while our service fee income from the consolidated MGAs has been growing at a steady pace.
We believe we are an underwriting company first as we aim to create a business model which is simplified, fully-integrated and globally connected. We have made significant progress on our strategic priorities during 2022 and been addressing issues driving underperformance. Our vision for SiriusPoint is to be a high performing underwriter. 2023 will be a transitional year but should still show significant improvement in profitability while 2024 is the year when we expect to realize full run-rate benefits of all our strategic actions taken during 2022 and 2023. There are execution risks around delivery but we are seeing positive changes in the company performance and culture. We aim to be disciplined with our approach and want to restore credibility with our stakeholders.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	2022	2021
	($ in millions, except for per share data and ratios)
Combined ratio	96.4%	109.1%
Core underwriting loss (1)	$(34.8)	$(163.4)
Core net services income (1)	$31.3	$11.0
Core loss (1)	$(3.5)	$(152.4)
Core combined ratio (1)	101.6%	109.5%
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(19.3)%	2.3%
Book value per common share	$11.56	$14.23
Book value per diluted common share	$11.32	$14.10
Tangible book value per diluted common share (1)	$10.43	$13.27

(1)    Core underwriting loss, Core net services income, Core loss and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures”.
Core Results
See “Segment Results” below for additional information.
Return on Average Common Shareholders’ Equity Attributable to SiriusPoint Common Shareholders
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders is calculated by dividing net income (loss) available to SiriusPoint common shareholders for the year by the average common shareholders’ equity determined using the common shareholders' equity balances at the beginning and end of the year.
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the years ended December 31, 2022 and 2021 was calculated as follows:

	2022	2021
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$(402.8)	$44.6
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,303.7	1,563.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	1,874.7	2,303.7
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,089.2	$1,933.8
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	(19.3)%	2.3%
The decrease in return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to a net loss during the year ended December 31, 2022, primarily as a result of realized and unrealized investment losses and catastrophe losses for Hurricane Ian and other catastrophe events, including South African floods and French hail storms, compared to realized and unrealized investment gains for the year ended December 31, 2021, partially offset by catastrophe losses for the European floods, Hurricane Ida, June windstorms and winter storm Uri in the prior year.
Book Value Per Share
Book value per common share is calculated by dividing common shareholders’ equity attributable to SiriusPoint common shareholders by the number of common shares outstanding. Book value per diluted common share is calculated by dividing common shareholders’ equity attributable to SiriusPoint common shareholders by the number of diluted common shares outstanding, calculated similar to the treasury stock method.
Tangible book value per diluted common share is a non-GAAP financial measure and the most comparable U.S. GAAP measure is book value per common share. See “Non-GAAP Financial Measures” for an explanation and reconciliation.
As of December 31, 2022, book value per common share was $11.56, representing a decrease of $2.67 per share, or 18.8%, from $14.23 as of December 31, 2021. As of December 31, 2022, book value per diluted common share was $11.32, representing a decrease of $2.78 per share, or 19.7%, from $14.10 as of December 31, 2021. As of December 31, 2022, tangible book value per diluted common share was $10.43, representing a decrease of $2.84 per share, or 21.4%, from $13.27 as of December 31, 2021. The decreases were primarily due to the net loss in the current year.

Consolidated Results of Operations — Years ended December 31, 2022 and 2021
The following table sets forth the key items discussed in the consolidated results of operations section, which includes the results from the Company’s reportable segments and Corporate, and the year over year changes, for the years ended December 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Total underwriting income (loss)	$83.3	$(156.1)	$239.4
Total realized and unrealized investment gains (losses) and net investment income	(322.7)	312.5	(635.2)
Other revenues	110.2	151.2	(41.0)
Net corporate and other expenses	(312.8)	(266.6)	(46.2)
Intangible asset amortization	(8.1)	(5.9)	(2.2)
Interest expense	(38.6)	(34.0)	(4.6)
Foreign exchange gains	66.0	44.0	22.0
Income tax benefit	36.7	10.7	26.0
Net income (loss)	$(386.0)	$55.8	$(441.8)
The key changes in our consolidated results for the year ended December 31, 2022 compared to the prior year are discussed below.
Underwriting results
The improvement in net underwriting results for the year ended December 31, 2022 was driven by lower catastrophe losses compared to the prior year period, premium growth in Insurance & Services that resulted in higher underwriting income, and a net Corporate charge of $23 million in the fourth quarter of 2021 related to the 2021 LPT. Catastrophe losses, net of reinsurance and reinstatement premiums, were $137.9 million, or 5.9 percentage points on the combined ratio, for the year ended December 31, 2022, compared to $329.0 million, or 19.2 percentage points on the combined ratio, for the year ended December 31, 2021. The lower catastrophe losses were a result of our significant reduction in catastrophe exposed business, with our most notable underwriting action focus centered on global property reinsurance, which represented our primary source of underwriting volatility and underperformance. We rebalanced our property portfolio by decreasing our market share and exposure in the global property catastrophe reinsurance business, as well as reducing other property reinsurance with material catastrophe exposure.
Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	($ in millions)
Debt securities, available for sale	$2,635.5	$—
Debt securities, trading	1,526.0	2,085.6
Total debt securities (1)	4,161.5	2,085.6
Short-term investments	984.6	1,075.8
Investments in Related Party Investment Funds	128.8	909.6
Other long-term investments	377.2	456.1
Equity securities	1.6	2.8
Total investments	5,653.7	4,529.9
Cash and cash equivalents	705.3	999.8
Restricted cash and cash equivalents (2)	208.4	948.6
Total invested assets and cash	$6,567.4	$6,478.3
(1)Includes $530.7 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”).

(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments as of December 31, 2022 was the deployment of our cash to short-term investments and debt securities to take advantage of rising interest rates and cash flows from operating activities. Additionally, total investments also increased as there was an increase in investment purchases to cover short positions and securities under repurchase agreements. These increases were offset by losses in Related Party Investment Funds, primarily from the decline in fair value of our investment in the TP Enhanced Fund, in addition to net realized and unrealized investment losses, due to rising interest rates and widening credit spreads. In addition, we withdrew $581.3 million from the TP Enhanced Fund during the year ended December 31, 2022, as we continue our plan to diversify and reduce the volatility of our portfolio. Our fixed income portfolio returned (2.6)% on an original currency basis. We have also positioned our fixed income portfolio backing net loss reserves at an effective duration of 2.5 years excluding cash and cash equivalents.
The Company has elected to classify all debt securities purchased on or after April 1, 2022 as available for sale (“AFS”). This election was made as the AFS model more accurately reflects the investment strategy as we do not actively trade individual securities within our investment portfolio. The AFS portfolio has been funded by sales of the trading portfolio and reallocation of investments from the TP Enhanced Fund during the year ended December 31, 2022.
Investment Results
The following is a summary of the results from investments and cash for the years ended December 31, 2022 and 2021:

	2022	2021
	($ in millions)
Gross investment income	$133.6	$37.0
Change in fair value of trading portfolio (1)	(149.4)	(47.7)
Net realized investment gains (losses)	(76.1)	30.8
Net realized and unrealized investment gains (losses) from related party investment funds	(210.5)	304.0
Investment results	(302.4)	324.1
Investment expenses	(20.3)	(11.6)
Total realized and unrealized investment gains (losses) and net investment income	$(322.7)	$312.5
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.
The following is a summary of net investment income (loss) by investment classification, for the years ended December 31, 2022 and 2021:

	2022	2021
	($ in millions)
Debt securities, available for sale	$35.1	$—
Debt securities, trading	(115.6)	(4.9)
Short-term investments	17.7	1.6
Other long-term investments	(10.6)	35.2
Equity securities	(0.4)	(2.5)
Net realized and unrealized investment gains (losses) from related party investment funds	(210.5)	304.0
Realized and unrealized investment gains and net investment income before other investment expenses and investment income (loss) on cash and cash equivalents	(284.3)	333.4
Investment expenses	(20.3)	(11.6)
Net investment loss on cash and cash equivalents	(18.1)	(9.3)
Total realized and unrealized investment gains (losses) and net investment income	$(322.7)	$312.5

Investment Returns
The following is a summary of the net returns, including realized and unrealized returns, for our investments on a U.S. Dollar and local currency basis for the years ended December 31, 2022 and 2021:

	2022	2021
TP Enhanced Fund	(29.0)%	27.9%
TP Venture Fund	(24.6)%	20.7%
TP Venture Fund II (1)	(2.2)%	n/a
SiriusPoint total fixed income investments (2)(3)
In U.S. dollars	(3.3)%	(0.5)%
In local currencies	(2.6)%	0.2%
SiriusPoint total equity securities and other long-term investments
In U.S. dollars	(4.7)%	4.6%
In local currencies	(4.5)%	4.7%
(1)TP Venture Fund II was funded on October 6, 2022, therefore there is no comparative return.
(2)Fixed income investments exclude cash and cash equivalents.
(3)Includes returns of (1.8)% from investments in TPOC Portfolio for the year ended December 31, 2022.
Total realized and unrealized investment losses and net investment income for the year ended December 31, 2022 was primarily attributable to a net investment loss of $202.0 million from our investment in the TP Enhanced Fund, corresponding to a (29.0)% return. The return was attributable to detraction from long event/fundamental and long activist equities; credit, including corporate credit and structured credit; and from markdowns to late stage private positions. These losses were partially offset by contributions from interest rate hedges, long energy and utilities equity and short equity positions. In addition to losses on the TP Enhanced Fund, we recognized losses of $80.5 million, or a (3.3)% return, on our debt securities and $10.6 million, or a (4.7)% return, on other long-term investment portfolio due to revised valuations on private investments.
Total realized and unrealized investment gains and net investment income for the year ended December 31, 2021 was primarily attributable to investment income of $298.5 million from our investment in the TP Enhanced Fund, corresponding to a 27.9% return. The TP Enhanced Fund return was primarily attributable to long event/fundamental equities, in particular from private positions that executed well-received initial public offerings. In addition, we recognized $11.2 million in unrealized gains in private equity and hedge fund investments for the year ended December 31, 2021.
Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the year ended December 31, 2022, other revenues primarily consisted of $82.1 million of service fee revenue from MGAs and $27.4 million of changes in the fair value of liability-classified capital instruments. For the year ended December 31, 2021, other revenues consisted of $51.1 million of service fee revenue from MGAs, a bargain purchase gain of $50.4 million and $49.7 million of changes in the fair value of liability-classified capital instruments. The decrease in other revenues is driven by the bargain purchase gain recorded in 2021 and the decrease in gain from the decline in the fair value of the liability-classified capital instruments in line with a less significant decline in share price, partially offset by higher services revenue in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian.
The 2021 bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value.
See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the bargain purchase gain recognized as a result of the Sirius Group acquisition and the components of the aggregate consideration.

Net Corporate and Other Expenses
Net corporate and other expenses include services expenses, costs associated with operating as a publicly-traded company, non-underwriting activities, including service fee expenses from our MGA subsidiaries, and current expected credit losses (“CECL”) from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable and severance charges. In addition, for the year ended December 31, 2021, net corporate and other expenses include costs related to the acquisition of Sirius Group and a $5.8 million gain from the sale of Cedar Insurance Company.
The increase in net corporate and other expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by increased services expense from continued business growth in IMG, as well as severance, compensation related expenses and professional fees associated with executive changes during the year. In the fourth quarter of 2022, we also incurred approximately $30 million of total costs to implement the Restructuring Plan, primarily related to severance. The increase was partially offset by $58.8 million of expenses associated with the acquisition of Sirius Group, certain professional and advisory fees and compensation-related expenses, which were incurred in the year ended December 31, 2021.
For the year ended December 31, 2022, we recorded CECL of $12.7 million (2021 - $21.0 million) primarily due to credit exposure from Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers. In the year ended December 31, 2021, we recognized an allowance for credit losses of $16.8 million as a result of the acquisition of Sirius Group. We recorded an expense to re-establish Sirius Group’s expected credit losses provision from the pre-merger period. See Note 14 “Allowance for expected credit losses” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the credit loss methodology.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2022 was $8.1 million (2021 - $5.9 million). The increase is driven by the year ended December 31, 2021 reflecting only a partial quarter of expense from the legacy Sirius Group companies in the first quarter of 2021.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes. Total interest expense for the year ended December 31, 2022 was $38.6 million (2021 - $34.0 million). The increase is driven by the year ended December 31, 2021 reflecting only a partial quarter of expense on the senior notes and 2017 SEK Subordinated Notes from the legacy Sirius Group companies in the first quarter of 2021, partially offset by interest payments made in Swedish Krona on the 2017 SEK Subordinated Notes, which weakened in 2022 as compared to the U.S. Dollar.
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
The foreign exchange gains of $66.0 million for the year ended December 31, 2022 were primarily due to $36.0 million of foreign exchange gains from our international operations and $38.0 million of foreign currency gains from the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
The foreign exchange gains of $44.0 million for the year ended December 31, 2021 were primarily due to our international operations and from the foreign currency effects of the 2017 SEK Subordinated Notes.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total realized and unrealized investment gains (losses) and net investment income” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
On an aggregate basis including foreign currency gains (losses) from investments, the effects of foreign exchange resulted in a benefit to net income of $34.1 million and comprehensive income of $31.4 million for the year ended December 31, 2022.

Income Tax Benefit
Income tax benefit of $36.7 million for the year ended December 31, 2022 compared to income tax benefit of $10.7 million for the year ended December 31, 2021 is due to an increase in losses in taxable jurisdictions in the current period.
Segment Results — Years ended December 31, 2022 and 2021
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results.
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
The following tables set forth the operating segment results, and the year over year changes, for the years ended December 31, 2022 and 2021:

	2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,521.4	$1,884.2	$3,405.6	$—	$4.1	$—	$3,409.7
Net premiums written	1,199.6	1,346.0	2,545.6	—	3.6	—	2,549.2
Net premiums earned	1,213.1	1,086.8	2,299.9	—	18.2	—	2,318.1
Loss and loss adjustment expenses incurred, net	855.9	718.7	1,574.6	(5.2)	19.0	—	1,588.4
Acquisition costs, net	310.3	273.2	583.5	(118.6)	(3.0)	—	461.9
Other underwriting expenses	113.8	62.8	176.6	—	7.9	—	184.5
Underwriting income (loss)	(66.9)	32.1	(34.8)	123.8	(5.7)	—	83.3
Services revenue	(0.2)	215.7	215.5	(133.4)	—	(82.1)	—
Services expenses	—	179.2	179.2	—	—	(179.2)	—
Net services fee income (loss)	(0.2)	36.5	36.3	(133.4)	—	97.1	—
Services noncontrolling loss	—	1.1	1.1	—	—	(1.1)	—
Net investment losses from Strategic Investments	(3.9)	(2.2)	(6.1)	—	—	6.1	—
Net services income (loss)	(4.1)	35.4	31.3	(133.4)	—	102.1	—
Segment income (loss)	$(71.0)	$67.5	$(3.5)	$(9.6)	$(5.7)	$102.1	$83.3

Underwriting Ratios: (1)
Loss ratio	70.6%	66.1%	68.5%				68.5%
Acquisition cost ratio	25.6%	25.1%	25.4%				19.9%
Other underwriting expenses ratio	9.4%	5.8%	7.7%				8.0%
Combined ratio	105.6%	97.0%	101.6%				96.4%
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

	2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,350.4	$897.9	$2,248.3	$—	$(11.8)	$—	$2,236.5
Net premiums written	1,124.9	652.8	1,777.7	—	(43.5)	—	1,734.2
Net premiums earned	1,210.9	522.8	1,733.7	—	(16.7)	—	1,717.0
Loss and loss adjustment expenses incurred, net	989.4	320.6	1,310.0	(2.6)	19.1	—	1,326.5
Acquisition costs, net	302.7	149.7	452.4	(67.6)	3.0	—	387.8
Other underwriting expenses	105.5	29.2	134.7	—	24.1	—	158.8
Underwriting income (loss)	(186.7)	23.3	(163.4)	70.2	(62.9)	—	(156.1)
Services revenue	—	133.7	133.7	(82.6)	—	(51.1)	—
Services expenses	—	120.5	120.5	—	—	(120.5)	—
Net services fee income	—	13.2	13.2	(82.6)	—	69.4	—
Services noncontrolling loss	—	2.3	2.3	—	—	(2.3)	—
Net investment gains (losses) from Strategic Investments	0.3	(4.8)	(4.5)	—	—	4.5	—
Net services income	0.3	10.7	11.0	(82.6)	—	71.6	—
Segment income (loss)	$(186.4)	$34.0	$(152.4)	$(12.4)	$(62.9)	$71.6	$(156.1)

Underwriting Ratios: (1)
Loss ratio	81.7%	61.3%	75.6%				77.3%
Acquisition cost ratio	25.0%	28.6%	26.1%				22.6%
Other underwriting expenses ratio	8.7%	5.6%	7.8%				9.2%
Combined ratio	115.4%	95.5%	109.5%				109.1%
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
Core Results
Collectively, the sum of our two segments, Reinsurance and Insurance & Services, constitute our "Core" results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Core Premium Volume
Gross premiums written increased by $1,157.3 million, or 51.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Net premiums written increased by $767.9 million, or 43.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Net premiums earned increased by $566.2 million, or 32.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increases in premium volume were primarily a result of growth across Insurance & Services segment, strong growth in A&H and an increased contribution from strategic partnerships for the year ended December 31, 2022, as well as the year ended December 31, 2021 reflecting only a partial quarter from the legacy Sirius Group companies in the first quarter of 2021.
Core Underwriting Results
We incurred an underwriting loss of $34.8 million and a combined ratio of 101.6% for the year ended December 31, 2022, compared to an underwriting loss of $163.4 million and a combined ratio of 109.5% for the year ended December 31, 2021. The improvement in underwriting results in 2022 was primarily driven by lower catastrophe losses and higher premium growth in Insurance & Services that generated underwriting income, partially offset by lower favorable loss reserve development.
For the year ended December 31, 2022 catastrophe losses, net of reinsurance and reinstatement premiums, were $137.9 million, or 6.0 percentage points on the combined ratio, including $80.8 million for Hurricane Ian and $57.1 million for other catastrophe events, including South African floods and French hail storms, compared to $326.0 million, or 18.8 percentage points on the combined ratio, including $133 million for the European floods and $97 million for Hurricane Ida, as well as $41 million from June windstorms and winter storm Uri, for the year ended December 31, 2021. For the year ended December 31, 2022, losses from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business, were $12.2 million, or 0.5 percentage points on the combined ratio.
Losses incurred included $13.5 million of favorable prior year loss reserve development for the year ended December 31, 2022 compared to favorable prior year loss reserve development of $32.1 million for the year ended December 31, 2021. For the year ended December 31, 2022, favorable prior year loss reserve development was due to loss reductions on COVID-19 and A&H reserves due to better than expected loss experience, with the most significant offsetting movements being reserve strengthening in recognition of the inflationary environment, on Workers’ Compensation reserves based on reported loss emergence, and on prior year catastrophe events.
Core Services Results
Services revenue was $215.5 million for the year ended December 31, 2022 compared to $133.7 million for the year ended December 31, 2021. The increase was primarily due to higher services revenue in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian. The year ended December 31, 2021 reflected only a partial quarter from the legacy Sirius Group companies in the first quarter of 2021.
We generated net services income of $31.3 million for the year ended December 31, 2022 compared to $11.0 million for the year ended December 31, 2021. The increase is primarily due to higher margins achieved in our IMG business.
For the year ended December 31, 2022, net services fee income increased to $36.3 million compared to $13.2 million for the year ended December 31, 2021. The increase is primarily due to increased services revenues from IMG, Armada and Arcadian for the year ended December 31, 2022, as well as the year ended December 31, 2021 reflected only a partial quarter from the legacy Sirius Group companies in the first quarter of 2021.

Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the year over year changes for the Reinsurance segment:

	2022	2021	Change
	($ in millions)
Gross premiums written	$1,521.4	$1,350.4	$171.0
Net premiums written	1,199.6	1,124.9	74.7
Net premiums earned	1,213.1	1,210.9	2.2
Loss and loss adjustment expenses incurred, net	855.9	989.4	(133.5)
Acquisition costs, net	310.3	302.7	7.6
Other underwriting expenses	113.8	105.5	8.3
Underwriting loss	(66.9)	(186.7)	119.8
Services revenues	(0.2)	—	(0.2)
Net services fee loss	(0.2)	—	(0.2)
Net investment gains (losses) from Strategic Investments	(3.9)	0.3	(4.2)
Net services income (loss)	(4.1)	0.3	(4.4)
Segment loss	$(71.0)	$(186.4)	$115.4

Underwriting Ratios: (1)
Loss ratio	70.6%	81.7%	(11.1)%
Acquisition cost ratio	25.6%	25.0%	0.6%
Other underwriting expenses ratio	9.4%	8.7%	0.7%
Combined ratio	105.6%	115.4%	(9.8)%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment increased by $171.0 million, or 12.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily due to the year ended December 31, 2021 reflecting only a partial quarter from the legacy Sirius Group companies in the first quarter of 2021, offset by decreases in both Property and Casualty lines as we rebalance the portfolio towards Insurance & Services.
Underwriting Results
The improvement in underwriting results of $119.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily due to lower catastrophe losses, partially offset by lower favorable loss reserve development and $12.2 million of losses from the Russia/Ukraine conflict.
For the year ended December 31, 2022, catastrophe losses, net of reinsurance and reinstatement premiums, were $136.3 million, including $79.2 million for Hurricane Ian and $57.1 million for other catastrophe events, including South African floods and French hail storms, compared to $324.5 million, including $133 million for the European floods, $95 million for Hurricane Ida and $41 million for the June windstorms and winter storm Uri, for the year ended December 31, 2021.
Net favorable prior year loss reserve development was $8.8 million for the year ended December 31, 2022 primarily due to COVID-19 reserve releases, offset by reserve strengthening in recognition of the inflationary environment and adverse development on prior year catastrophe events. Net favorable prior year loss reserve development was $18.6 million for the year ended December 31, 2021 as a result of better than expected loss reserve emergence on historical property events relating to multiple accident years and better than expected attritional loss experience.

Insurance & Services Segment
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including risk capital and equity and debt financing. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. The Insurance & Services segment provides coverage in the following product lines: A&H (including business generated by IMG and Armada), Environmental, Workers' Compensation, and other lines of business including a cross section of property and casualty lines.
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the year over year changes for the years ended December 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Gross premiums written	$1,884.2	$897.9	$986.3
Net premiums written	1,346.0	652.8	693.2
Net premiums earned	1,086.8	522.8	564.0
Loss and loss adjustment expenses incurred, net	718.7	320.6	398.1
Acquisition costs, net	273.2	149.7	123.5
Other underwriting expenses	62.8	29.2	33.6
Underwriting income	32.1	23.3	8.8
Services revenue	215.7	133.7	82.0
Services expenses	179.2	120.5	58.7
Net services fee income	36.5	13.2	23.3
Services noncontrolling loss	1.1	2.3	(1.2)
Net investment gains (losses) from Strategic Investments	(2.2)	(4.8)	2.6
Net services income	35.4	10.7	24.7
Segment income	$67.5	$34.0	$33.5

Underwriting Ratios: (1)
Loss ratio	66.1%	61.3%	4.8%
Acquisition cost ratio	25.1%	28.6%	(3.5)%
Other underwriting expenses ratio	5.8%	5.6%	0.2%
Combined ratio	97.0%	95.5%	1.5%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Insurance & Services segment increased by $986.3 million, or 109.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by growth across Insurance & Services, including growth in premiums from strategic partnerships and A&H, as well as the year ended December 31, 2021 reflecting only a partial quarter from the legacy Sirius Group companies in the first quarter of 2021.
Underwriting Results
The increase in underwriting income of $8.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily driven by the premium growth that generated underwriting income, partially offset by lower favorable prior year loss reserve development.
Net favorable prior year loss reserve development was $4.7 million for the year ended December 31, 2022, and was primarily due to better than expected loss experience in A&H reserves, which was partially offset by worse than expected loss experience in Workers’ Compensation. Net favorable prior year loss reserve development of $13.5 million for the year ended December 31, 2021 was due to better than expected loss experience in A&H for recent accident years.

Services Results
The increase in services revenue of $82.0 million was primarily due to higher services revenue in IMG from increased demand for its travel products and services, as well as continued growth in Arcadian. The year ended December 31, 2021 reflected only a partial quarter in the first quarter of 2021 from the legacy Sirius Group companies.
The increase in net services income of $24.7 million was primarily driven by higher margins achieved in our IMG business.
Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. Corporate also includes the results from the 2021 LPT. The following table sets forth underwriting results and the year over year changes for the years ended December 31, 2022 and 2021:

	2022	2021	Change
	($ in millions)
Gross premiums written	$4.1	$(11.8)	$15.9
Net premiums written	3.6	(43.5)	47.1
Net premiums earned	18.2	(16.7)	34.9
Loss and loss adjustment expenses incurred, net	19.0	19.1	(0.1)
Acquisition costs, net	(3.0)	3.0	(6.0)
Other underwriting expenses	7.9	24.1	(16.2)
Underwriting loss	$(5.7)	$(62.9)	$57.2
The underwriting loss of $5.7 million for the year ended December 31, 2022 is primarily driven by the Russian/Ukraine conflict losses of $5.3 million, compared to an underwriting loss of $62.9 million for the year ended December 31, 2021 as we recognized a net charge of $23 million, including $4 million of federal excise tax expense, in the fourth quarter of 2021 relating to the 2021 LPT. In addition, for the year ended December 31, 2021, other underwriting expenses include $5.1 million of accelerated expenses related to interest crediting features in certain reinsurance contracts.
Non-GAAP Financial Measures
We have included certain financial measures that are not calculated under standards or rules that comprise U.S. GAAP. Such measures, including Core underwriting income, Core net services income, Core income, Core combined ratio, accident year loss ratio, accident year combined ratio, management basis gross premiums written and tangible book value per diluted common share, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of non-GAAP measures to the most comparable U.S. GAAP measures are included below.
Core Results
Collectively, the sum of the Company's two segments, Reinsurance and Insurance & Services, constitute "Core" results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
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
Core combined ratio - calculated by dividing the sum of Core loss and loss adjustment expenses incurred, net, acquisition costs, net and other underwriting expenses by Core net premiums earned. Accident year loss ratio and accident year combined ratio are calculated by excluding prior year loss reserve development to present the impact of current accident year net loss and loss adjustment expenses on the Core loss ratio and Core combined ratio, respectively. These ratios are useful indicators of our underwriting profitability.
See Note 4 “Segment reporting” to our audited consolidated financial statements for additional information and a calculation of Core income (loss).
Management Basis Gross Premiums Written
For 2021, management basis gross premiums written were $2,808.7 million, which is the sum of 2021 total gross premiums written of $2,236.5 million plus $571.2 million of total gross premiums written recognized by Sirius Group for the 2021 pre-merger period from January 1, 2021, to the Acquisition date of February 26, 2021. Management basis gross premiums written consists of Reinsurance segment gross premiums written of $1,787.9 million and Insurance & Services segment gross premiums written of $1,031.0 million summing to Core gross written premiums of $2,818.9 million. Management basis gross premiums written is a non-GAAP financial measure and we believe it allows for a more complete understanding of our underlying business.

Tangible Book Value Per Diluted Common Share
Tangible book value per diluted common share, as presented, is a non-GAAP financial measure and the most comparable GAAP measure is book value per common share. Tangible book value per diluted common share excludes the total number of unvested restricted shares, at period end, and intangible assets. While restricted shares are outstanding, they are excluded because they are unvested. Further, management believes that effects of intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. The tangible book value per diluted common share is also useful because it provides a more accurate measure of the realizable value of shareholder returns, excluding intangible assets.
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$1,874.7	$2,303.7
Carrying value of Series A preference shares issued in merger	—	20.4
Diluted common shareholders’ equity attributable to SiriusPoint common shareholders	1,874.7	2,324.1
Intangible assets	(163.8)	(171.9)
Tangible diluted common shareholders' equity attributable to SiriusPoint common shareholders	$1,710.9	$2,152.2

Common shares outstanding	162,177,653	161,929,777
Effect of dilutive stock options, restricted shares, restricted share units, warrants and Series A preference shares	3,492,795	2,898,237
Book value per diluted common share denominator	165,670,448	164,828,014
Unvested restricted shares	(1,708,608)	(2,590,194)
Tangible book value per diluted common share denominator	163,961,840	162,237,820

Book value per common share	$11.56	$14.23
Book value per diluted common share	$11.32	$14.10
Tangible book value per diluted common share	$10.43	$13.27
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

Dividend Capacity
SiriusPoint’s ability to pay expenses or dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which SiriusPoint’s subsidiaries operate, as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies. See Note 22 “Statutory requirements” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information. For the year ended December 31, 2022, SiriusPoint received $125.0 million (2021 - $74.0 million) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $713.5 million as of December 31, 2022, will provide SiriusPoint with sufficient liquidity for the foreseeable future.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch and S&P. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint.
For the year ended December 31, 2022, SiriusPoint did not pay any dividends to its common shareholders.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of December 31, 2022, there were no outstanding borrowings under the Facility. In addition, as of December 31, 2022, SiriusPoint was in compliance with all of the covenants under the Facility.
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
Our debt and equity instruments as of December 31, 2022 and 2021 are summarized below.
2017 SEK Subordinated Notes
On September 22, 2017, we issued floating rate callable subordinated notes denominated in SEK in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22, and December 22 in each year commencing on December 22, 2017, until maturity in September 2047. The 2017 SEK Subordinated Notes are listed on the Euronext Dublin exchange.
As of December 31, 2022 and 2021 the carrying value of the 2017 SEK Subordinated Notes was $258.6 million and $296.3 million, respectively, and reflected as debt in the in the consolidated balance sheets.

2016 Senior Notes
On November 1, 2016, we issued $400.0 million face value of senior unsecured notes ("2016 Senior Notes") at an issue price of 99.2% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The 2016 Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1, and November 1, in each year commencing on May 1, 2017, until maturity in November 2026. The 2016 Senior Notes are listed on the Bermuda Stock Exchange.
As of December 31, 2022 and 2021, the carrying value of the 2016 Senior Notes was $404.8 million and $406.0 million, respectively, and reflected as debt in the consolidated balance sheets.
2015 Senior Notes
On February 13, 2015, we issued $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year.
As of December 31, 2022 and 2021, the carrying value of the 2015 Senior Notes was $114.6 million and $114.4 million, respectively, and reflected as debt in the in the consolidated balance sheets.
See Note 15 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the 2017 SEK Subordinated Notes, 2016 Senior Notes, and 2015 Senior Notes.
Debt Covenants
As of December 31, 2022, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, 2016 Senior Notes, and 2015 Senior Notes.
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
As of December 31, 2022, the estimated fair value of the Series A preference shares was $1.8 million and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the year ended December 31, 2022, the Company did not declare or pay dividends to Series A preference shareholders.
See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Series B Preference Shares
The Company has 8,000,000 of Series B preference shares outstanding, par value $0.10. Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0%. The preference shareholders have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares will have the right to elect two directors.
On June 28, 2021 and August 12, 2021, the Company entered into Underwriting Agreements with the Series B preference shareholders (the “Selling Shareholders”) pursuant to which the Selling Shareholders sold to the public market all 8,000,000 Series B preference shares. The Company did not receive any proceeds from the sale of the Series B preference shares by the Selling Shareholders. The transaction did not change the underlying conditions of the Series B preference shares. The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PB”.

As of December 31, 2022, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the year ended December 31, 2022, the Company declared and paid dividends of $16.0 million to the Series B preference shareholders.
See Note 17 “Shareholders' equity” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Letter of Credit Facilities
As of December 31, 2022, $1,270.4 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of December 31, 2022.
See Note 15 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of December 31, 2022, total cash and cash equivalents and debt securities with a fair value of $1,428.7 million were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 15 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report.
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
Restricted cash and cash equivalents and restricted investments increased by $355.0 million, or 17.3%, to $2,410.6 million as of December 31, 2022 from $2,055.6 million as of December 31, 2021. The increase was primarily due to an increase in investments securing reinsurance contracts and letters of credit.
For additional information on restricted cash, cash equivalents and investments, see Note 5 “Cash, cash equivalents, restricted cash and restricted investments” in our consolidated financial statements included elsewhere in this Annual Report.
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

Operating, investing and financing cash flows for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
	($ in millions)
Net cash provided by operating activities	$293.3	$1.6
Net cash provided by (used in) investing activities	(1,304.3)	208.6
Net cash provided by (used in) financing activities	(23.7)	24.3
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,034.7)	234.5
Cash, cash equivalents and restricted cash at beginning of year	1,948.4	1,713.9
Cash, cash equivalents and restricted cash at end of year	$913.7	$1,948.4
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers. The increase in cash flows from operating activities in the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to increased premium volume in our Insurance & Services segment.
Investing Activities
Cash flows used in investing activities for the year ended December 31, 2022 primarily relates to the increase in purchases of debt securities during the period resulting from increased premium volume as well as increased investing in short term and fixed income agency investments to in response to rising interest rates. Cash flows provided by investing activities for the year ended December 31, 2021 primarily relates to the acquisition of Sirius Group, which comprised of $740.3 million of cash and restricted cash acquired, partially offset by $108.4 million of cash consideration. Additionally, during the year ended December 31, 2021, the Company redeemed $200.0 million of investments from its Related Party Investment Funds, which was offset by purchases of fixed income investments which exceeded sales and maturities during the period.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2022 primarily consisted of $16.0 million for cash dividends paid to preference shareholders and $14.0 million for payments on deposit liability contracts, partially offset by proceeds from repurchase agreements of $17.6 million. Cash flows provided by financing activities for the year ended December 31, 2021 primarily consisted of cash receipts of $48.6 million from the issuance of SiriusPoint common shares pursuant to the equity commitment letter between the Company, Third Point Opportunities Master Fund Ltd. and Daniel S. Loeb in connection with closing of the acquisition of Sirius Group.
See Note 3 “Acquisition of Sirius Group” in our consolidated financial statements included in this Annual Report for a more detailed discussion on the Sirius Group acquisition.
Financial Condition
As of December 31, 2022, total shareholders’ equity was $2,082.6 million compared to $2,503.3 million as of December 31, 2021. The decrease was primarily due to a net loss of $402.8 million in the year ended December 31, 2022.

Contractual Obligations
Our contractual obligations as of December 31, 2022 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in millions)
Debt (1)	$779.3	$—	$115.0	$400.0	$264.3
Scheduled interest payments (1)	473.6	42.1	77.4	48.1	306.0
Subtotal - Debt obligations	1,252.9	42.1	192.4	448.1	570.3
Loss and loss adjustment expense reserves (2)	5,268.7	1,850.4	1,863.7	680.5	874.1
Operating leases (3)	33.1	9.2	10.5	6.7	6.7
Deposit liabilities (4)	140.5	21.5	47.5	24.7	46.8
Total (5)(6)	$6,695.2	$1,923.2	$2,114.1	$1,160.0	$1,497.9
(1)    See Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our debt obligations.
(2)    We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns from actuarial analyses. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Accounting Policies and Estimates - Loss and Loss Adjustment Expense Reserves” for additional information. The timing of claim payments is subject to significant uncertainty. SiriusPoint maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments to provide adequate liquidity for the payment of claims. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.
(3)    See Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our leases.
(4)    For purposes of this table, we have included estimates of future interest accruals and the amount we expect the deposit liability contracts would settle for at their probable settlement dates.
(5)    We have future binding commitments to fund certain other long-term investments. These commitments totaled $16.0 million as of December 31, 2022. These commitments do not have fixed funding dates. Therefore, these commitments are excluded from the table above.
(6)    The Series B preference shares contain both a mandatory conversion and optional redemption features, with the optional redemption features allowing for settlement in either common shares or cash. Obligations arising from these incentives are excluded from the table above.
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
In 2021, the Company changed its accounting policy to recognize premiums written ratably over the term of the related policy or reinsurance treaty consistent with the timing of when the ceding company has recognized the written premiums. Premiums written include amounts reported by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company's experience with the ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each class of business and management's judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company's underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company's historical experience with the brokers, ceding companies or MGAs. See Note 2 “Significant accounting policies” in our audited consolidated financial statements for additional information on premium revenue recognition and the retrospective impact from the change in accounting policy on the Company’s consolidated financial statements.
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
The following table summarizes premium estimates and related commissions and expenses by segment as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net
	($ in millions)
Reinsurance	$948.6	$(164.9)	$783.7	$982.5	$(235.1)	$747.4
Insurance & Services	426.1	(142.9)	283.2	283.2	(85.4)	197.8
Corporate	5.6	0.9	6.5	3.7	0.9	4.6
Total	$1,380.3	$(306.9)	$1,073.4	$1,269.4	$(319.6)	$949.8
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
Loss and Loss Adjustment Expense Reserves
Loss and Loss Adjustment Expense Reserves by Reportable Segment
The following table summarize loss and loss adjustment expenses reserves net of reinsurance recoveries separated between (i) case reserves for claims reported ("Case") and (ii) incurred but not reported ("IBNR") reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Case	IBNR	Total (1)	Case	IBNR	Total (1)
	($ in millions)
Reinsurance	$1,117.4	$1,776.4	$2,893.8	$1,109.8	$1,712.6	$2,822.4
Insurance & Services	145.1	593.2	738.3	81.8	296.4	378.2
Corporate	57.8	202.6	260.4	45.7	379.8	425.5
Total	$1,320.3	$2,572.2	$3,892.5	$1,237.3	$2,388.8	$3,626.1
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
See Note 12 “Loss and loss adjustment expense reserves” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding loss and loss adjustment expense reserves including reserving methodologies.
As part of our risk management process, we periodically engage external actuarial and claims consultants to independently evaluate the adequacy of the net carried loss and loss adjustment expense reserves. Management considers the results of the independent analysis as a supplement to internal recommendations when determining carried loss and loss adjustment expenses reserve amounts.
The following table details our prior year loss reserve development of liability for net unpaid claims and claim expenses for the years ended December 31, 2022 and 2021:

	2022	2021
	Unfavorable (favorable) development	Unfavorable (favorable) development
	($ in millions)
Reinsurance	$(8.8)	$(18.6)
Insurance & Services	(4.7)	(13.5)
Corporate	(7.8)	(10.5)
Total net unfavorable (favorable) development	$(21.3)	$(42.6)

Loss and loss adjustment expense development - 2022
The $21.3 million net decrease in prior years’ reserves for the year ended December 31, 2022 was driven by:
•$8.8 million of net favorable prior year reserve development in the Reinsurance segment primarily due to COVID-19 reserve releases, partially offset by reserves strengthening in recognition of the current high inflationary environment and increases on prior year catastrophe events;
•$4.7 million of net favorable prior year reserve development in the Insurance & Services segment which was primarily driven loss reductions in A&H reserves due to better than expected loss experience, partially offset by reserve strengthening in direct Workers’ Compensation reserves based on reported loss emergence; and
•$7.8 million of net favorable prior year reserve development in Corporate due to runoff surety exposures and property losses.
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
The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. See Note 6 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
Strategic Investments
The Company’s Strategic Investments are carried at fair value, using the equity method or the cost adjusted for market observable events less impairment method. For Strategic Investments carried at fair value, management uses commonly accepted valuation methods (i.e., income approach, market approach). Where appropriate to utilize equity method, the Company recognizes its share of the investees’ income in net realized and unrealized investment gains (losses). Where criteria to be accounted for under the equity method is not met, we have elected to value our Strategic Investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transactions prices becoming available.
As of December 31, 2022, the Company’s Strategic Investments totaled $262.0 million. See Note 6 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements related to investments.
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
See Note 6 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements related to investments measured using NAV.

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
Loss and loss adjustment expense reserves
As a part of the acquisition of Sirius Group, we recognized an adjustment to the acquired loss and loss adjustment reserves of $80.6 million as of December 31, 2021 to reflect the fair value of the acquired reserves as of the acquisition date. The adjustment to loss reserves is included in loss and loss adjustment expense reserves in our consolidated balance sheets and is based on the present value of future payments plus a risk margin.
Management applied judgment in estimating the fair value of loss reserves using historical loss payment patterns and risk margins. As of December 31, 2022, the unamortized fair value adjustment to loss reserves was $53.7 million (2021 - $65.6 million). On an annual basis, or as other factors necessitate such as an assessment, we evaluate the fair value adjustment to loss reserves for impairment. As of December 31, 2022, there were no indicators of impairment.
VOBA
As part of the acquisition of Sirius Group, we recognized VOBA of $147.9 million. As of December 31, 2022, VOBA was fully amortized and therefore had no carrying value (2021 - $50.0 million). In the year ended December 31, 2022, amortization of $50.0 million (2021- $97.9 million) was recorded in acquisition costs, net in the consolidated statements of net income (loss). The VOBA related asset is included in deferred acquisition costs and value of business acquired, net on our consolidated balance sheet.
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
Intangible Assets
As part of the acquisition of Sirius Group, SiriusPoint recognized identifiable intangible assets. As of December 31, 2022, these identifiable intangible assets had a carrying value of $163.8 million and consisted of the following, and are included in intangible assets on the Company’s consolidated balance sheet:
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
There was no evidence of potential impairment of intangible assets as of December 31, 2022.
Income Taxes
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
Uncertain Tax Positions
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, we must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2022, the total reserve for unrecognized tax benefits of $2.3 million. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.
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

See Note 16 “Income taxes” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on income taxes.

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
▪interest rate risk;
▪foreign currency exchange risk; and
▪other long-term investments price risk.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of December 31, 2022:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$4,161.5	300 bp decrease	$4,428.2	$266.7
		200 bp decrease	4,339.2	177.7
		100 bp decrease	4,250.3	88.8
		50 bp decrease	4,205.8	44.3
		50 bp increase	4,114.5	(47.0)
		100 bp increase	4,067.7	(93.8)
		200 bp increase	3,974.1	(187.4)
		300 bp increase	$3,880.5	$(281.0)
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of December 31, 2022:

	10% increase	10% decrease
	($ in millions)
British Pound to U.S. dollar	$(1.2)	$1.2
Euro to U.S. dollar	0.1	(0.1)
Swedish Krona to U.S. dollar	5.4	(5.4)
Swiss Franc to U.S. dollar	(0.2)	0.2
Canadian Dollar to U.S. dollar	$(3.2)	$3.2
Other Long-term Investments Price Risk
The carrying values of our other long-term investments are at either fair value, using the equity method, net asset value, or management's cost less any impairment, which is based on fair value, as of the balance sheet date. The fair values of these investments are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment or other market factors, including interest rates and foreign exchange. Assuming a hypothetical 10% and 30% increase or decrease in the value of our other long-term investments as of December 31, 2022, the carrying value of our other long-term investments would have increased or decreased by approximately $37.7 million and $113.2 million, pre-tax, respectively.
Investment in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Related Party Investment Funds as of December 31, 2022, the carrying value of these investments would have increased or decreased by approximately $12.9 million and $38.6 million, pre-tax, respectively.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
The following required information is incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2022 pursuant to Regulation 14A:
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

4.5
Second Supplemental Indenture, dated as of December 31, 2021, among Third Point Re (USA) Holdings Inc., as issuer, SiriusPoint Ltd. (formerly known as Third Point Reinsurance Ltd.), as guarantor, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 3, 2022).

4.6	7.00% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 13, 2015).
4.7	Description of Share Capital (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).
4.8	Warrant Agreement, dated February 26, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.9	Contingent Value Rights Agreement, dated February 26, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021).
4.10	Upside Rights, dated February 26, 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

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

4.15	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 7, 2021).
4.16
Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and Easterly Acquisition Corp. (including form of public warrant certificate) (incorporated by reference to Exhibit 4.1 to Sirius’ Annual Report on Form 10-K filed with the SEC on March 5, 2020).

4.17
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

10.2**	Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on July 15, 2013).
10.3**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.4**	Form of Employee Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).
10.5**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on July 15, 2013).
10.6**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.7**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).
10.8**	Third Point Reinsurance Ltd. Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).
10.9
Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 filed on July 15, 2013).

10.10†	Letter Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1 filed on July 15, 2013).
10.11**
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1/A filed by Third Point Reinsurance Ltd. on August 5, 2013).

10.12**
Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of March 22, 2017 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.13.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of April 1, 2019 (incorporated by reference to Exhibit 10.41.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.13.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of May 10, 2019 (incorporated by reference to Exhibit 10.41.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.14
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

10.15**
Letter Agreement, dated as of September 23, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020).

10.16**
Employee Restricted Share Award Agreement, dated as of October 1, 2020, by and between Third Point Reinsurance Ltd. and David W. Junius (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020).

10.17
Credit Agreement, dated as of November 2, 2020, by and among Third Point Reinsurance Ltd., the other subsidiaries of Third Point Reinsurance Ltd. from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2020).

10.18**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).

10.18.1**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the PSU Award granted on February 27, 2020 (incorporated by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.18.2**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.18.3**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.5 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.18.4**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.6 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.19**
Amended and Restated Employment Agreement dated as of February 15, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.20**
Amended and Restated Restricted Shares Agreement, dated as of February 15, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.21**
Employee Share Option Agreement, dated as of February 26, 2021, by and between Third Point Reinsurance Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.22**	David W. Junius Employment Offer Letter dated September 23, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.23**	Vievette Henry Employment Offer Letter dated January 28, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.24**	Prashanth Gangu Employment Offer Letter dated February 3, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.25**	Ming Zhang Employment Agreement dated November 3, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.26**
Employee Restricted Share Award Agreement, dated as of November 23, 2020, by and between Third Point Reinsurance Ltd. and Ming Zhang (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.27**	Amended and Restated Director Compensation Policy dated February 23, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.28**	Form of Director Restricted Shares Agreement (Special Award) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.29**	Form of Employee Restricted Shares Agreement (Legacy TPRE – Retention Awards) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.30**	Form of Employee Restricted Share Unit Agreement (Legacy Sirius - Retention Awards) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.31**	Form of Employee Restricted Shares Agreement (Sign-on Awards) (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.32**	Form of Employee Service Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.33**	Form of Employee Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.34**	Form of Employee Service Restricted Shares Agreement (prior performance cycles) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.35**	Form of Employee Service Restricted Share Unit Agreement (time vesting RSUs) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.36**
Form of Employee Performance Restricted Share Unit Agreement (performance vesting RSUs) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.37**	Amended and Restated SiriusPoint Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).
10.38
Loss Portfolio Transfer Reinsurance Agreement by and among SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and Pallas Reinsurance Company Ltd. dated as of October 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).

10.39
Third Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, dated August 6, 2020, between Third Point Advisors LLC, as General Partner, Third Point Reinsurance Ltd., Third Point Reinsurance Company Ltd., Third Point Reinsurance (USA) Ltd., and the initial limited partner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2020).

10.40
Fourth Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, dated as of February 23, 2022, by and among Third Point Advisors L.L.C., SiriusPoint Ltd., SiriusPoint Bermuda Insurance Company Ltd. and Sirius Re Holdings, Inc (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.41
Amended and Restated Investment Management Agreement, dated as of February 23, 2022, by and between Third Point LLC, SiriusPoint Ltd., SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and SiriusPoint International Insurance Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.42**
Settlement Agreement, dated as of April 6, 2022, by and between SiriusPoint Ltd. and Daniel Malloy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2022).

10.43**
Amendment to Employment Contract, dated as of December 3, 2021, by and between Monica Cramér Manhem and SiriusPoint Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022).

10.44**
Employment Contract, dated as of November 11, 2021, between SiriusPoint International Insurance Corporation (publ) and Andreas Kull (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022).

10.45**	Daniel Malloy Employment Offer Letter, dated as of June 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2022).
10.46**
Resignation Agreement and Release, dated as of May 16, 2022, by and between SiriusPoint Ltd. and Siddhartha Sankaran (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 17, 2022).

10.47**	Scott Egan Employment Letter, dated as of September 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2022).
10.48**	Stephen Yendall Employment Letter, dated as of October 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2022).
10.49**	David Govrin Employment Letter, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2022).
10.50**
Confidential Settlement Agreement and Release, dated as of September 30, 2022, by and between SiriusPoint Ltd. and Prashanth Gangu (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 2, 2022).

10.51**	Confidential Settlement Agreement and General Release, dated as of November 14, 2022, by and between Sirius Global Services LLC and Vievette Henry.
10.52**	Offer Letter Agreement, dated as of March 25, 2021, by and between Stuart Liddell and SiriusPoint Ltd.
10.53**	Bonus Letter Agreement, dated as of August 3, 2020, by and between Stuart Liddell and Sirius International Insurance Group Plc.
21.1	List of Subsidiaries as of December 31, 2022.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ernst & Young Ltd.
23.3	Third Point Enhanced LP Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Third Point Enhanced LP as of and for the year ended December 31, 2022
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
†    Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 24, 2023.
                            SIRIUSPOINT LTD.
                            (Registrant)
By:    /s/ Scott Egan
Name: Scott Egan
Title:     Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Yendall and Jimmy Yang, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Scott Egan	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2023
Scott Egan

/s/ Stephen Yendall	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Stephen Yendall

/s/ Anthony L. LeHan	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Anthony L. LeHan

/s/ Sharon Ludlow	Interim Board Chair and Director	February 24, 2023
Sharon Ludlow

/s/ Rafe de la Gueronniere	Director	February 24, 2023
Rafe de la Gueronniere

/s/ Gretchen A. Hayes	Director	February 24, 2023
Gretchen A. Hayes

/s/ Daniel Loeb	Director	February 24, 2023
Daniel Loeb

/s/ Mehdi A. Mahmud	Director	February 24, 2023
Mehdi A. Mahmud

/s/ Franklin Montross IV	Director	February 24, 2023
Franklin Montross IV

/s/ Jason Robart	Director	February 24, 2023
Jason Robart

/s/ Peter Tan	Director	February 24, 2023
Peter Tan

SIRIUSPOINT LTD.
All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in response to the items in the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of SiriusPoint Ltd. and its subsidiaries listed on the above index.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SiriusPoint Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SiriusPoint Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for the years then ended, including the related notes and schedules of condensed financial information of registrant, supplementary insurance information, and supplementary information for property-casualty insurance operations as of December 31, 2022 and 2021 and for the years then ended, reinsurance for the years ended December 31, 2022 and 2021, and summary of investments - other than investments in related parties as of December 31, 2022 appearing on the F pages listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Loss and Loss Adjustment Expense Reserves
As described in Notes 2 and 12 to the consolidated financial statements, the Company’s loss and loss adjustment expense reserves as of December 31, 2022 were $5,268.7 million. Loss and loss adjustment expense reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. As disclosed by management, the uncertainties are primarily due to the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims; the diversity of development patterns among different lines of business; and the reliance on cedents, managing general underwriters, and brokers for information regarding claims. Management applies judgment and uses several actuarial methods to perform the Company’s loss reserve analysis, which include the expected loss ratio method, paid loss development method, incurred loss development method, and Bornhuetter-Ferguson paid and incurred loss methods. Use of these methods involves key assumptions, including expected loss ratios and paid and incurred loss development factors. Key to the projection of ultimate loss is the selection and weighting of the actuarial methods.
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
February 24, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors
SiriusPoint Ltd. (formerly known as Third Point Reinsurance Ltd.)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SiriusPoint Ltd. (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Policy
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for assumed gross premiums written effective January 1, 2021, with retrospective application to all periods presented.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young Ltd.

We have served as the Company’s auditor from 2012 to 2020.

Hamilton, Bermuda
February 23, 2021, except for Notes 2, 4, 12 and 13 as to which the date is June 17, 2021 and for Note 4, Schedule II and Schedule III as to which the date is March 1, 2022.

SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	December 31, 2022	December 31, 2021
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2021 - N/A) (cost - $2,678.1; 2021 - N/A)	$2,635.5	$—
Debt securities, trading, at fair value (cost - $1,630.1; 2021 - $2,099.3)	1,526.0	2,085.6
Short-term investments, at fair value (cost - $984.5; 2021 - $1,076.0)	984.6	1,075.8
Investments in related party investment funds, at fair value	128.8	909.6
Other long-term investments, at fair value (cost - $392.0; 2021 - $443.0) (includes related party investments at fair value of $201.2 (2021 - $258.2))	377.2	456.1
Equity securities, trading, at fair value (cost - $1.8; 2021 - $4.5)	1.6	2.8
Total investments	5,653.7	4,529.9
Cash and cash equivalents	705.3	999.8
Restricted cash and cash equivalents	208.4	948.6
Redemption receivable from related party investment fund	18.5	250.0
Due from brokers	4.9	15.9
Interest and dividends receivable	26.7	8.3
Insurance and reinsurance balances receivable, net	1,876.9	1,708.2
Deferred acquisition costs and value of business acquired, net	294.9	218.8
Unearned premiums ceded	348.8	242.8
Loss and loss adjustment expenses recoverable, net	1,376.2	1,215.3
Deferred tax asset	200.3	182.0
Intangible assets	163.8	171.9
Other assets	157.9	126.8
Total assets	$11,036.3	$10,618.3
Liabilities
Loss and loss adjustment expense reserves	$5,268.7	$4,841.4
Unearned premium reserves	1,521.1	1,198.4
Reinsurance balances payable	813.6	688.3
Deposit liabilities	140.5	150.7
Securities sold, not yet purchased, at fair value	27.0	—
Securities sold under an agreement to repurchase	18.0	—
Due to brokers	—	6.5
Accounts payable, accrued expenses and other liabilities	266.6	229.8
Deferred tax liability	59.8	95.4
Liability-classified capital instruments	60.4	87.8
Debt	778.0	816.7
Total liabilities	8,953.7	8,115.0
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 162,177,653; 2021 - 161,929,777)	16.2	16.2
Additional paid-in capital	1,641.3	1,622.7
Retained earnings	262.2	665.0
Accumulated other comprehensive loss, net of tax	(45.0)	(0.2)
Shareholders’ equity attributable to SiriusPoint shareholders	2,074.7	2,503.7
Noncontrolling interests	7.9	(0.4)
Total shareholders’ equity	2,082.6	2,503.3
Total liabilities, noncontrolling interests and shareholders’ equity	$11,036.3	$10,618.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2022, 2021 and 2020
(expressed in millions of U.S. dollars, except per share and share amounts)

	2022	2021	2020
Revenues
Net premiums earned	$2,318.1	$1,717.0	$610.8
Net realized and unrealized investment gains (losses)	(225.5)	(16.9)	69.2
Net realized and unrealized investment gains (losses) from related party investment funds	(210.5)	304.0	195.0
Net investment income	113.3	25.4	14.7
Net realized and unrealized investment gains (losses) and net investment income	(322.7)	312.5	278.9
Other revenues	110.2	151.2	—
Total revenues	2,105.6	2,180.7	889.7
Expenses
Loss and loss adjustment expenses incurred, net	1,588.4	1,326.5	465.3
Acquisition costs, net	461.9	387.8	187.1
Other underwriting expenses	184.5	158.8	30.1
Net corporate and other expenses	312.8	266.6	41.9
Intangible asset amortization	8.1	5.9	—
Interest expense	38.6	34.0	8.2
Foreign exchange (gains) losses	(66.0)	(44.0)	5.2
Total expenses	2,528.3	2,135.6	737.8
Income (loss) before income tax (expense) benefit	(422.7)	45.1	151.9
Income tax (expense) benefit	36.7	10.7	(8.1)
Net income (loss)	(386.0)	55.8	143.8
Net (income) loss attributable to noncontrolling interests	(0.8)	2.3	(0.3)
Net income (loss) available to SiriusPoint	(386.8)	58.1	143.5
Dividends on Series B preference shares	(16.0)	(13.5)	—
Net income (loss) available to SiriusPoint common shareholders	$(402.8)	$44.6	$143.5
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(2.51)	$0.28	$1.54
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(2.51)	$0.27	$1.53
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	160,228,588	148,667,770	92,510,090
Diluted	160,228,588	150,156,466	92,957,799

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2022, 2021 and 2020
(expressed in millions of U.S. dollars)

	2022	2021	2020
Comprehensive income (loss)
Net income (loss)	$(386.0)	$55.8	$143.8
Other comprehensive loss, net of tax
Change in foreign currency translation	(5.0)	(0.2)	—
Unrealized losses from debt securities held as available for sale investments	(42.5)	—	—
Reclassifications from accumulated other comprehensive income	2.7	—	—
Total other comprehensive loss	(44.8)	(0.2)	—
Comprehensive income (loss)	(430.8)	55.6	143.8
Net (income) loss attributable to noncontrolling interests	(0.8)	2.3	(0.3)
Comprehensive income (loss) available to SiriusPoint	$(431.6)	$57.9	$143.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2022, 2021 and 2020
(expressed in millions of U.S. dollars)

	2022	2021	2020
Series B preference shares
Balance, beginning of period	$200.0	$—	$—
Issuance of preference shares, net	—	200.0	—
Balance, end of period	200.0	200.0	—
Common shares
Balance, beginning of period	16.2	9.6	9.5
Issuance of common shares, net	0.1	0.2	0.1
Issuance of common shares for Sirius Group acquisition	—	5.8	—
Issuance of common shares to related party	—	0.6	—
Common shares repurchased and retired	(0.1)	—	—
Balance, end of period	16.2	16.2	9.6
Additional paid-in capital
Balance, beginning of period	1,622.7	933.9	927.7
Issuance of common shares, net	—	2.8	(0.4)
Acquisition of Sirius Group	—	589.7	—
Issuance of common shares to related party	—	48.0	—
Share compensation	23.5	48.3	6.6
Common shares repurchased and retired	(4.9)	—	—
Balance, end of period	1,641.3	1,622.7	933.9
Retained earnings
Balance, beginning of period	665.0	620.4	476.9
Net income (loss)	(386.0)	55.8	143.8
Net (income) loss attributable to noncontrolling interests	(0.8)	2.3	(0.3)
Dividends on preference shares	(16.0)	(13.5)	—
Balance, end of year	262.2	665.0	620.4
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(0.2)	—	—
Net change in foreign currency translation adjustment
Balance, beginning of period	(0.2)	—	—
Net change in foreign currency translation adjustment	(5.0)	(0.2)	—
Balance, end of period	(5.2)	(0.2)	—
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	—	—	—
Unrealized gains (losses) from debt securities held as available for sale investments	(42.5)	—	—
Reclassifications from accumulated other comprehensive income	2.7	—	—
Balance, end of period	(39.8)	—	—
Balance, end of period	(45.0)	(0.2)	—
Shareholders’ equity attributable to SiriusPoint shareholders	2,074.7	2,503.7	1,563.9
Noncontrolling interests	7.9	(0.4)	1.4
Total shareholders’ equity	$2,082.6	$2,503.3	$1,565.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2022, 2021 and 2020
(expressed in millions of U.S. dollars)

	2022	2021	2020
Operating activities
Net income (loss)	$(386.0)	$55.8	$143.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	30.5	11.4	6.6
Net realized and unrealized (gain) loss on investments and derivatives	207.6	3.0	(62.5)
Net realized and unrealized (gain) loss on investment in related party investment funds	210.5	(304.0)	(195.0)
Other revenues	(27.4)	(100.1)	—
Gain from sale of consolidated subsidiary	—	(5.8)	—
Amortization of premium and accretion of discount, net	(17.2)	9.5	(3.8)
Amortization of intangible assets	8.1	5.9	—
Depreciation and other amortization	5.8	6.1	—
Other items, net	(33.8)	(22.6)	6.1
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(164.7)	(48.3)	38.6
Deferred acquisition costs and value of business acquired, net	(76.1)	(2.3)	23.6
Unearned premiums ceded	(106.0)	(33.3)	(17.3)
Loss and loss adjustment expenses recoverable, net	(160.9)	(390.2)	(8.9)
Deferred tax asset/liability	(53.9)	(44.8)	7.9
Other assets	(36.9)	34.8	(4.6)
Interest and dividends receivable	(18.4)	0.6	1.3
Loss and loss adjustment expense reserves	427.3	614.8	190.3
Unearned premium reserves	322.7	13.6	(51.3)
Reinsurance balances payable	125.3	223.0	1.8
Accounts payable, accrued expenses and other liabilities	36.8	(25.5)	(3.3)
Net cash provided by operating activities	293.3	1.6	73.3
Investing activities
Proceeds from redemptions from related party investment funds	741.8	200.0	—
Purchases of investments	(6,161.3)	(3,409.6)	(431.2)
Proceeds from sales and maturities of investments	4,110.7	2,687.9	532.2
Change in due to/from brokers, net	4.5	77.9	(95.0)
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	—	631.9	—
Proceeds from sale of consolidated subsidiary, net of cash sold	—	20.5	—
Net cash provided by (used in) investing activities	(1,304.3)	208.6	6.0
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	—	50.8	—
Taxes paid on withholding shares	(7.1)	(0.5)	(0.3)
Purchases of SiriusPoint common shares under share repurchase program	(5.0)	—	—
Proceeds from loans under an agreement to repurchase	17.6	—	—
Cash dividends paid to preference shareholders	(16.0)	(12.2)	—
Net payments on deposit liability contracts	(14.0)	(14.0)	(20.2)
Change in total noncontrolling interests, net	0.8	0.2	1.1
Net cash provided by (used in) financing activities	(23.7)	24.3	(19.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,034.7)	234.5	59.9
Cash, cash equivalents and restricted cash at beginning of year	1,948.4	1,713.9	1,654.0
Cash, cash equivalents and restricted cash at end of year	$913.7	$1,948.4	$1,713.9
Supplementary information
Interest paid in cash	$39.2	$39.3	$8.3
Income taxes paid (received) in cash	$(2.2)	$14.7	$0.1

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
The difference between the fair value of net assets acquired and the purchase price is recorded as a bargain purchase gain in other revenues in the consolidated statements of income (loss).
Intangible assets arising from our business acquisitions are classified as either finite or indefinite-lived intangible assets. Finite-lived intangible assets are amortized over their useful lives with the amortization expense being recognized in the consolidated statements of income (loss). The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. All of these assets are subject to impairment testing for the impairment or disposal of long-lived assets when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Indefinite-lived intangible assets are however not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. The Company initially evaluates indefinite-lived intangible assets using a qualitative approach to determine whether it is more likely than not that the fair value is greater than its carrying value. If the results of the qualitative evaluation indicate that it is more likely than not that the carrying value exceeds its fair value, the Company performs the quantitative test for impairment. If indefinite-lived intangible assets are impaired, such assets are written down to their fair values with the related expense recognized in the consolidated statements of income (loss).

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
The following tables provide a summary of the retrospective impact from the change in accounting policy on the Company’s consolidated financial statements:
Consolidated statement of income

	Year ended December 31, 2020
	As previously reported	Adjustment	As adjusted
Gross premiums written	$588.0	$0.5	$588.5
Gross premiums ceded	(39.7)	(6.6)	(46.3)
Net premiums written	548.3	(6.1)	542.2
Change in net unearned premium reserves	62.5	6.1	68.6
Net premiums earned	$610.8	$—	$610.8

Net income available to SiriusPoint common shareholders	$143.5	$—	$143.5
Consolidated statement of cash flow

	Year ended December 31, 2020
	As previously reported	Adjustment	As adjusted
Insurance and reinsurance balances receivable, net	$38.8	$(0.2)	$38.6
Deferred acquisition costs and value of business acquired, net	20.4	3.2	23.6
Unearned premiums ceded	(10.7)	(6.6)	(17.3)
Unearned premium reserves	(51.8)	0.5	(51.3)
Reinsurance balances payable	(1.3)	3.1	1.8
Net cash provided by operating activities	$73.3	$—	$73.3

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
Deferred acquisition costs
Deferred acquisition costs consist of commissions, brokerage expenses, excise taxes and other costs which are directly attributable to the successful acquisition or renewal of contracts and vary with the production of business. These costs are deferred and amortized over the period in which the related premiums are earned. Amortization of deferred acquisition costs are shown net of contractual commissions earned on reinsurance ceded within acquisition expenses, net in the consolidated statements of net income (loss).
Acquisition costs also include profit commissions which are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable under the contract terms.
As a result of the Sirius Group acquisition, a value of business acquired (“VOBA”) intangible asset was established. VOBA represents the expected future losses and expenses associated with the policies and contracts that were in-force as of the closing date of the transaction compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value, and the unearned premium reserve was estimated to be the VOBA. Amortization of VOBA is recorded in acquisition costs, net in the consolidated statements of net income (loss)

and the VOBA related asset is included in deferred acquisition costs and value of business acquired, net on the consolidated balance sheets. As of December 31, 2022, VOBA was fully amortized and therefore had no carrying value.
The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of expected loss and loss adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2022, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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
Deposit liabilities
Certain contracts do not transfer sufficient insurance risk to be deemed reinsurance contracts and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts transfer sufficient risk to be accounted for as reinsurance contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments. In some cases, the effective yield on the contract may be negative, which will result in the recognition of other income. Fixed interest credits on deposit accounted contracts are included in net corporate and other expenses in the consolidated statements of net income (loss).
Fair value measurement
The Company determines the fair value of financial instruments in accordance with current accounting guidance, which defines fair value and establishes a three level fair value hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Fair value is defined as the price that the Company would receive to sell an asset or would pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the estimated fair value of each individual security utilizing the highest level inputs available. Refer to Note 6 for additional information.
Investments
Short-term investments
Short-term investments consist of U.S. treasury bills, certificates of deposit and other securities, which, at the time of purchase, mature within a period of greater than three months but less than one year. Short-term investments are classified as trading securities, carried at fair value and disclosed as a separate line item in the consolidated balance sheets.
Debt Securities
The Company’s investments are classified as either trading securities or available for sale (“AFS”). Trading securities are carried at fair value with changes in fair value included in earnings in the consolidated statements of income (loss). AFS securities are held at fair value, net of an allowance for credit losses, and any decline in fair value that is believed to arise from factors other than credit is recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity. The Company has elected to classify debt securities, other than short-term investments, purchased on or after April 1, 2022 as AFS.

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
Other long-term investments
Other long-term investments consist primarily of hedge funds, private equity funds, and strategic investments. The fair values of hedge funds and private equity funds that produce net asset value (“NAV”) are generally recorded based upon the Company's proportionate interest in the underlying fund's NAV, which is deemed to approximate fair value or the equity method where applicable. In addition, due to a lag in reporting, some of the fund managers, fund administrators or both, are unable to provide final fund valuations as of the Company's reporting date. In these circumstances and where the fair value option is elected, the Company uses all credible information available to estimate fair value. This includes utilizing preliminary estimates reported by its fund managers and using information that is available to the Company with respect to the underlying investments, as necessary. The changes in fair value are reported in pre-tax revenues in net realized and unrealized investment gains (losses). Actual final fund valuations may differ from the Company's estimates and these differences are recorded in the period they become known as a change in estimates.
Other long-term investments include certain strategic investments that are carried at fair value, using the equity method or the cost adjusted for market observable events less impairment method. For strategic investments carried at fair value, management uses commonly accepted valuation methods (i.e., income approach, market approach). Where appropriate to utilize equity method, the Company recognizes its share of the investees’ income in net realized and unrealized investment gains (losses). Where criteria to be accounted for under the equity method is not met, we have elected to value our strategic investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transactions prices becoming available. See Note 9 for additional information.
Investments in related party investment funds
The Company invests in Third Point Enhanced LP (“TP Enhanced Fund”), Third Point Venture Offshore Fund I LP (“TP Venture Fund”) and Third Point Venture Offshore Fund II LP (“TP Venture Fund II”) (collectively, the “Related Party Investment Funds”), which are related party investment funds. The Company’s investments in the funds are stated at their fair value, that generally represents the Company’s proportionate interest in the funds as reported by the fund based on the NAV provided by the fund administrator. Increases or decreases in such fair value are recorded within net realized and unrealized investment gains (losses) from related party investment funds in the Company’s consolidated statements of income (loss). The Company records contributions and withdrawals related to its investments in the funds on the transaction date.
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
Share-based compensation
The Company accounts for its share-based compensation transactions using the fair value of the award at the grant date and accounts for forfeitures when they occur. Determining the fair value of share purchase options at the grant date requires estimation and judgment. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options and used a simplified method to develop the estimate of expected term, where appropriate.
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
Defined benefit plans
Certain SiriusPoint employees in Europe participate in defined benefit plans. The liability for the defined benefit plans that is reported on the consolidated balance sheets is the current value of the defined benefit obligation at the end of the period, reduced by the fair value of the plan's assets, with adjustments for actuarial gains and losses. The defined benefit pension plan obligation is calculated annually by independent actuaries. The current value of the defined benefit obligation is determined through discounting of expected future cash flows, using interest rates determined by current market interest rates. The service costs and actuarial gains and losses on the defined benefit obligation and the fair value on the plan assets are recognized in the consolidated statements of income (loss).
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
Other underwriting expenses and Net corporate and other expenses
Other underwriting expenses primarily consist of general and administrative expenses and other operating income and expenses associated with underwriting activities. Other underwriting expenses are also comprised of expenses relating to interest crediting features in certain reinsurance contracts and changes in fair value of reinsurance contracts accounted for as derivatives. Variable and fixed interest crediting features are calculated on funds transferred to the Company where interest is credited based on actual cash received into a notional experience account. The ceding company can typically elect to commute at specific points in time in exchange for the amounts held in the notional experience account. For those contracts that contain variable interest crediting features, actual investment returns realized by the Company are included in the calculation, which can increase the overall effective interest crediting rate on those contracts. Variable interest credit features are accounted for as embedded derivatives. Fixed interest credits on reinsurance contracts are included in other underwriting expenses in the consolidated statements of income (loss).
Net corporate and other expenses include services expenses, costs associated with operating as a publicly-traded company, non-underwriting activities, including service fee expenses from our MGA subsidiaries, and current expected credit losses (“CECL”) from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable and severance charges.
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of SiriusPoint America Insurance Company. The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are reported in shareholders’ equity, in accumulated other comprehensive loss. As of December 31, 2022, the Company had net unrealized foreign currency translation losses of $5.0 million recorded in accumulated other comprehensive loss on its consolidated balance sheet.
For non functional currencies, the resulting exchange gains and losses are reported as a component of net income (loss) in the period in which they arise within net realized and unrealized investment gains (losses) and net foreign exchange gains (losses).

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
Variable and voting interest entities
We evaluate our investments to determine whether those investments are variable interest entities ("VIEs") or voting interest entities (“VOEs”) and whether consolidation is required. The Company consolidates the results of operations and financial position of all VOEs in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VOE or VIE, depends on the facts and circumstances surrounding each entity.
VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest, but is based on other criteria discussed below.
FASB ASC Topic 810 Consolidation requires the consolidation of all VIEs by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and that will absorb a portion of the VIE’s expected losses or residual returns that could potentially be significant to the VIE. For VIEs the Company determines it has a variable interest in, it determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
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
Liability-classified capital instruments
As part of the consideration transferred in the acquisition of Sirius Group, the Company issued various instruments that were classified as liabilities based on their terms, notably the settlement features for each and any potential adjustments to the exercise price for the warrants issued. Liability-classified capital instruments reported in the consolidated balance sheets include Series A preference shares, Merger Warrants, Private Warrants, Sirius Group Public Warrants, Upside Rights and Contingent Value Rights. See Note 3 for additional information on each of these instruments. The liability-classified capital instruments are carried at fair value with changes in fair value included in other revenues in the consolidated statements of income (loss).
Recent accounting pronouncements
Recently Issued Accounting Standards Not Yet Adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendment clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
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
During the year ended December 31, 2022, the Company did not declare or pay dividends to Series A preference shareholders.
Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares will be subject to a conversion ratio calculation, which will be based on ultimate COVID-19 losses along with other measurement criteria, to convert to the Company’s common shares.
Series A preference shares are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2022, the Company recorded a gain of $18.6 million from the change in fair value of the Series A preference shares. As of December 31, 2022, the estimated fair value of the Series A preference shares is $1.8 million.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger warrants”). As of December 31, 2022, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2022, the Company recorded a gain of $17.8 million from the change in fair value of the Merger warrants. As of December 31, 2022, the estimated fair value of the Merger warrants is $14.7 million.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private warrants”) by Sirius Group to certain counterparties.

The Private warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2022, the Company recorded a loss of $1.7 million from the change in fair value of the Private warrants. As of December 31, 2022, the estimated fair value of the Private warrants is $4.9 million.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation, each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”). From February 26, 2021, holders of the Sirius Group Public Warrants have the right to receive the merger consideration that the holder of the Sirius Group Public Warrants would have received if such holder had exercised his, her or its warrants immediately prior to February 26, 2021. Because the exercise price of such Sirius Group Public Warrants of $18.89 was greater than the per share merger consideration, no such warrants were exercised prior to the completion of the merger and therefore no merger consideration was paid to holders of such warrants. The Sirius Group Public Warrants are not currently listed on any public exchange and will terminate in accordance with their terms.
The Sirius Group Public Warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2022, the Company recorded a gain of $1.1 million from the change in fair value of the Sirius Group Public Warrants. As of December 31, 2022, the Sirius Group Public Warrants had no estimated fair value.
Upside Rights
On February 26, 2021, the Company issued Upside Rights with respect to the consideration price of the Sirius Group acquisition. The Upside Rights expired without any value on February 26, 2022.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement with respect to the consideration price of the Sirius Group acquisition. The contingent value rights (“CVRs”) are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2022, the Company recorded a loss of $8.4 million from the change in fair value of the CVRs. As of December 31, 2022, the fair value of the CVRs is $39.0 million. The CVRs became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021.

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

The bargain purchase gain represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The gain from bargain purchase is included in other revenues in the consolidated statements of income (loss). The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
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
•Value of business acquired (“VOBA”) - the expected future losses and expenses associated with the policies and contracts that were in-force as of the closing date of the transaction were estimated and compared to the future premium remaining expected to be earned. The difference between the risk-adjusted future loss and expenses, discounted to present value and the unearned premium reserve, was estimated to be the VOBA. The Company recognized VOBA of $147.9 million as a result of the Sirius Group acquisition. As of December 31, 2022, VOBA was fully amortized and therefore had no carrying value (2021 - $50.0 million). In the year ended December 31, 2022, amortization of $50.0 million (2021- $97.9 million) was recorded in acquisition costs, net in the consolidated statements of net income (loss);
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

Identifiable intangible assets consisted of the following and are included in intangible assets on the Company’s consolidated balance sheets as of December 31, 2022 and 2021:

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization	Net balance at December 31, 2022
Distribution relationships	17 years	$75.0	$(1.9)	$73.1
MGA relationships	13 years	34.0	(9.4)	24.6
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	—	7.0
Trade name	16 years	16.0	(0.8)	15.2
Internally developed computer software	5 years	5.0	(1.9)	3.1
Identifiable intangible assets		$178.8	$(14.0)	164.8
Insurance licenses sold				(1.0)
Net identifiable intangible assets at December 31, 2022 related to the acquisition of Sirius Group (1)				$163.8

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization	Net balance at December 31, 2021
Distribution relationships	17 years	$75.0	$—	$75.0
MGA relationships	13 years	34.0	(4.9)	29.1
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	—	7.0
Trade name	16 years	16.0	(0.2)	15.8
Internally developed computer software	5 years	5.0	(0.8)	4.2
Identifiable intangible assets		$178.8	$(5.9)	172.9
Insurance licenses sold				(1.0)
Net identifiable intangible assets at December 31, 2021 related to the acquisition of Sirius Group (1)				$171.9
(1)No impairments were recorded in the years ended December 31, 2022 and 2021.

The estimated remaining amortization expense for the Company's intangible assets with finite lives is as follows:

2023	$11.1
2024	12.0
2025	11.4
2026	9.9
2027 and thereafter	71.6
Total remaining amortization expense	$116.0
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
Financial results
The following table summarizes the results of Sirius Group that have been included in the Company's consolidated statements of income for the year ended December 31, 2021:

For the period from February 26, 2021 to December 31, 2021
Total revenues	$1,224.3
Net loss	$(161.2)
Supplemental Pro Forma Information
Sirius Group’s results have been included in the Company's consolidated financial statements from February 26, 2021 to December 31, 2021 and for the year ended December 31, 2022. As such, the following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2021 and 2020, and assumes the acquisition of Sirius Group occurred on January 1, 2020. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2020 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Sirius Group. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Sirius Group, as they are nonrecurring.

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
4. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments: Reinsurance and Insurance & Services. The Company's segments each have managers who are responsible for the overall profitability of their segments and who are directly accountable to the Company's chief operating decision maker, the Chief Executive Officer ("CEO"). The CEO assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Segment income (loss). The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.
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
Property – consists of the Company’s underwriting lines of business that offer property catastrophe excess of loss, proportional property reinsurance, per risk property reinsurance, and agriculture reinsurance and property risk and pro rata on a worldwide basis. Property catastrophe excess of loss reinsurance treaties cover losses to a pool of risks from catastrophic events. Property proportional covers both attritional and catastrophic risks, property per risk covers loss to individual risk, and agriculture provides stop-loss reinsurance coverage, including to companies writing U.S. government-sponsored multi-peril crop insurance.
Insurance & Services
The Company provides insurance products to individuals and corporations directly, through agents/brokers or through delegated underwriting agreements with MGAs. The Company seeks to work with MGAs that have strong underwriting expertise, deep understanding of the customer/product niches and/or technology-driven approaches, and a sustainable competitive moat.
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including risk capital and equity and debt financing. Furthermore, the Company offers expertise in underwriting, pricing and product development to businesses it partners with. The Company’s process to identify and approve partner companies includes alignment of interests, disciplined management and strong oversight, which are believed to be critical for success. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties.
The Company makes both controlling and non-controlling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”).
The Insurance & Services segment provides coverage in the following product lines:
Accident and Health (“A&H”) – consists of life, accident and health coverage, and our MGA units (which include ArmadaCorp Capital, LLC (“Armada”) and International Medical Group, Inc. (“IMG”)). Armada’s products are offered in the United States while IMG offers accident, health and travel products on a worldwide basis.
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
Corporate includes the results of all runoff business, which represent certain classes of business that the Company no longer actively underwrites, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. In addition, revenue and expenses managed at the corporate level, including realized gains and losses (excluding net investment gains (losses) from Strategic Investments, which are allocated to the Segment results), net realized and unrealized investment gains (losses) from related party investment funds, other investment income, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the years ended December 31, 2022, 2021 and 2020:

	2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,521.4	$1,884.2	$3,405.6	$—	$4.1	$—	$3,409.7
Net premiums written	1,199.6	1,346.0	2,545.6	—	3.6	—	2,549.2
Net premiums earned	1,213.1	1,086.8	2,299.9	—	18.2	—	2,318.1
Loss and loss adjustment expenses incurred, net	855.9	718.7	1,574.6	(5.2)	19.0	—	1,588.4
Acquisition costs, net	310.3	273.2	583.5	(118.6)	(3.0)	—	461.9
Other underwriting expenses	113.8	62.8	176.6	—	7.9	—	184.5
Underwriting income (loss)	(66.9)	32.1	(34.8)	123.8	(5.7)	—	83.3
Services revenue	(0.2)	215.7	215.5	(133.4)	—	(82.1)	—
Services expenses	—	179.2	179.2	—	—	(179.2)	—
Net services fee income (loss)	(0.2)	36.5	36.3	(133.4)	—	97.1	—
Services noncontrolling loss	—	1.1	1.1	—	—	(1.1)	—
Net investment losses from Strategic Investments	(3.9)	(2.2)	(6.1)	—	—	6.1	—
Net services income (loss)	(4.1)	35.4	31.3	(133.4)	—	102.1	—
Segment income (loss)	(71.0)	67.5	(3.5)	(9.6)	(5.7)	102.1	83.3
Net realized and unrealized investment losses					(219.4)	(6.1)	(225.5)
Net realized and unrealized investment losses from related party investment funds					(210.5)	—	(210.5)
Net investment income					113.3	—	113.3
Other revenues					28.1	82.1	110.2
Net corporate and other expenses					(133.6)	(179.2)	(312.8)
Intangible asset amortization					(8.1)	—	(8.1)
Interest expense					(38.6)	—	(38.6)
Foreign exchange gains					66.0	—	66.0
Income (loss) before income tax benefit	$(71.0)	$67.5	(3.5)	(9.6)	(408.5)	(1.1)	(422.7)
Income tax benefit			—	—	36.7	—	36.7
Net loss			(3.5)	(9.6)	(371.8)	(1.1)	(386.0)
Net income attributable to noncontrolling interests			—	—	(1.9)	1.1	(0.8)
Net loss attributable to SiriusPoint			$(3.5)	$(9.6)	$(373.7)	$—	$(386.8)

Underwriting Ratios: (1)
Loss ratio	70.6%	66.1%	68.5%				68.5%
Acquisition cost ratio	25.6%	25.1%	25.4%				19.9%
Other underwriting expenses ratio	9.4%	5.8%	7.7%				8.0%
Combined ratio	105.6%	97.0%	101.6%				96.4%
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

	2021
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,350.4	$897.9	$2,248.3	$—	$(11.8)	$—	$2,236.5
Net premiums written	1,124.9	652.8	1,777.7	—	(43.5)	—	1,734.2
Net premiums earned	1,210.9	522.8	1,733.7	—	(16.7)	—	1,717.0
Loss and loss adjustment expenses incurred, net	989.4	320.6	1,310.0	(2.6)	19.1	—	1,326.5
Acquisition costs, net	302.7	149.7	452.4	(67.6)	3.0	—	387.8
Other underwriting expenses	105.5	29.2	134.7	—	24.1	—	158.8
Underwriting income (loss)	(186.7)	23.3	(163.4)	70.2	(62.9)	—	(156.1)
Services revenue	—	133.7	133.7	(82.6)	—	(51.1)	—
Services expenses	—	120.5	120.5	—	—	(120.5)	—
Net services fee income	—	13.2	13.2	(82.6)	—	69.4	—
Services noncontrolling loss	—	2.3	2.3	—	—	(2.3)	—
Net investment gains (losses) from Strategic Investments	0.3	(4.8)	(4.5)	—	—	4.5	—
Net services income	0.3	10.7	11.0	(82.6)	—	71.6	—
Segment income (loss)	(186.4)	34.0	(152.4)	(12.4)	(62.9)	71.6	(156.1)
Net realized and unrealized investment losses					(12.4)	(4.5)	(16.9)
Net realized and unrealized investment gains from related party investment funds					304.0	—	304.0
Net investment income					25.4	—	25.4
Other revenues					100.1	51.1	151.2
Net corporate and other expenses					(146.1)	(120.5)	(266.6)
Intangible asset amortization					(5.9)	—	(5.9)
Interest expense					(34.0)	—	(34.0)
Foreign exchange gains					44.0	—	44.0
Income (loss) before income tax benefit	$(186.4)	$34.0	(152.4)	(12.4)	212.2	(2.3)	45.1
Income tax benefit			—	—	10.7	—	10.7
Net income (loss)			(152.4)	(12.4)	222.9	(2.3)	55.8
Net loss attributable to noncontrolling interests			—	—	—	2.3	2.3
Net income (loss) available to SiriusPoint			$(152.4)	$(12.4)	$222.9	$—	$58.1

Underwriting Ratios: (1)
Loss ratio	81.7%	61.3%	75.6%				77.3%
Acquisition cost ratio	25.0%	28.6%	26.1%				22.6%
Other underwriting expenses ratio	8.7%	5.6%	7.8%				9.2%
Combined ratio	115.4%	95.5%	109.5%				109.1%
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

	2020
	Reinsurance	Insurance & Services	Core	Eliminations(2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$534.1	$25.5	$559.6	$—	$28.9	$—	$588.5
Net premiums written	497.3	16.0	513.3	—	28.9	—	542.2
Net premiums earned	575.6	7.1	582.7	—	28.1	—	610.8
Loss and loss adjustment expenses incurred, net	459.5	5.9	465.4	—	(0.1)	—	465.3
Acquisition costs, net	160.4	1.4	161.8	(0.1)	25.4	—	187.1
Other underwriting expenses	24.0	0.2	24.2	—	5.9	—	30.1
Underwriting loss	(68.3)	(0.4)	(68.7)	0.1	(3.1)	—	(71.7)
Services revenue	—	1.7	1.7	(1.7)	—	—	—
Services expenses	—	1.0	1.0	—	—	(1.0)	—
Net services fee income	—	0.7	0.7	(1.7)	—	1.0	—
Services noncontrolling income	—	(0.3)	(0.3)	—	—	0.3	—
Net services income	—	0.4	0.4	(1.7)	—	1.3	—
Segment loss	(68.3)	—	(68.3)	(1.6)	(3.1)	1.3	(71.7)
Net realized and unrealized investment gains					69.2	—	69.2
Net realized and unrealized investment gains from related party investment funds					195.0	—	195.0
Net investment income					14.7	—	14.7
Net corporate and other expenses					(40.9)	(1.0)	(41.9)
Interest expense					(8.2)	—	(8.2)
Foreign exchange losses					(5.2)	—	(5.2)
Income (loss) before income tax expense	$(68.3)	$—	(68.3)	(1.6)	221.5	0.3	151.9
Income tax expense			—	—	(8.1)	—	(8.1)
Net income (loss)			(68.3)	(1.6)	213.4	0.3	143.8
Net income attributable to noncontrolling interests			—	—	—	(0.3)	(0.3)
Net income (loss) available to SiriusPoint			$(68.3)	$(1.6)	$213.4	$—	$143.5

Underwriting Ratios: (1)
Loss ratio	79.8%	83.1%	79.9%				76.2%
Acquisition cost ratio	27.9%	19.7%	27.8%				30.6%
Other underwriting expenses ratio	4.2%	2.8%	4.2%				4.9%
Combined ratio	111.9%	105.6%	111.9%				111.7%
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

The following tables provide a breakdown of net premiums written by client location and underwriting location by reportable segment for the years ended December 31, 2022, 2021 and 2020:

	2022
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$746.9	$1,139.5	$0.5	$1,886.9
Europe	241.6	120.5	3.1	365.2
Bermuda, the Caribbean and Latin America	171.4	54.6	—	226.0
Asia and Other	39.7	31.4	—	71.1
Total net written premiums by client location	$1,199.6	$1,346.0	$3.6	$2,549.2
Net written premiums by underwriting location:
United States and Canada	$569.2	$931.3	$0.5	$1,501.0
Europe	384.4	255.0	0.4	639.8
Bermuda, the Caribbean and Latin America	243.6	159.7	2.7	406.0
Asia and Other	2.4	—	—	2.4
Total net written premiums by underwriting location	$1,199.6	$1,346.0	$3.6	$2,549.2

	2021
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$579.1	$560.3	$1.6	$1,141.0
Europe	309.5	36.4	(45.8)	300.1
Bermuda, the Caribbean and Latin America	114.3	13.7	—	128.0
Asia and Other	122.0	42.4	0.7	165.1
Total net written premiums by client location	$1,124.9	$652.8	$(43.5)	$1,734.2
Net written premiums by underwriting location:
United States and Canada	$447.1	$408.9	$1.6	$857.6
Europe	379.8	93.0	(17.5)	455.3
Bermuda, the Caribbean and Latin America	246.1	150.9	(27.9)	369.1
Asia and Other	51.9	—	0.3	52.2
Total net written premiums by underwriting location	$1,124.9	$652.8	$(43.5)	$1,734.2

	2020
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$300.1	$13.8	$—	$313.9
Europe	83.7	1.9	28.9	114.5
Bermuda, the Caribbean and Latin America	108.6	—	—	108.6
Asia and Other	4.9	0.3	—	5.2
Total net written premiums by client location	$497.3	$16.0	$28.9	$542.2
Net written premiums by underwriting location:
United States and Canada	$236.3	$4.9	$—	$241.2
Bermuda, the Caribbean and Latin America	261.0	11.1	28.9	301.0
Total net written premiums by underwriting location	$497.3	$16.0	$28.9	$542.2
No contract contributed more than 10% of gross premiums written for the years ended December 31, 2022, 2021 and 2020.

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$705.3	$999.8
Restricted cash securing letter of credit facilities (1)	34.3	500.2
Restricted cash securing reinsurance contracts (2)	148.9	431.8
Restricted cash held by managing general underwriters	25.2	16.6
Total cash, cash equivalents and restricted cash (3)	913.7	1,948.4
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,202.2	1,107.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,115.9	$3,055.4
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2022 and 2021:

	2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$230.7	$—	$230.7
Residential mortgage-backed securities	—	340.7	—	340.7
Commercial mortgage-backed securities	—	61.2	—	61.2
Corporate debt securities	—	415.7	—	415.7
U.S. government and government agency	1,546.2	4.4	—	1,550.6
Non-U.S. government and government agency	5.0	31.6	—	36.6
Total debt securities, available for sale	1,551.2	1,084.3	—	2,635.5
Asset-backed securities	—	553.7	—	553.7
Residential mortgage-backed securities	—	133.6	—	133.6
Commercial mortgage-backed securities	—	113.4	—	113.4
Corporate debt securities	—	363.5	—	363.5
U.S. government and government agency	264.1	6.3	—	270.4
Non-U.S. government and government agency	8.7	79.5	—	88.2
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	272.8	1,250.0	3.2	1,526.0
Total equity securities	1.6	—	—	1.6
Short-term investments	972.8	11.8	—	984.6
Other long-term investments	—	—	227.3	227.3
Derivative assets	—	—	9.5	9.5
	$2,798.4	$2,346.1	$240.0	5,384.5
Cost and equity method investments				104.8
Investments in funds valued at NAV				173.9
Total assets				$5,663.2
Liabilities
Total securities sold, not yet purchased	$27.0	$—	$—	$27.0
Securities sold under an agreement to repurchase	—	18.0	—	18.0
Liability-classified capital instruments	—	39.0	21.4	60.4
Derivative liabilities	—	—	8.6	8.6
Total liabilities	$27.0	$57.0	$30.0	$114.0

	2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$513.1	$—	$513.1
Residential mortgage-backed securities	—	301.9	—	301.9
Commercial mortgage-backed securities	—	147.3	—	147.3
Corporate debt securities	—	602.6	—	602.6
U.S. Government and government agency	360.9	24.5	—	385.4
Non-U.S. government and government agency	17.8	114.5	—	132.3
U.S. States, municipalities, and political subdivision	—	0.2	—	0.2
Preferred stocks	—	—	2.8	2.8
Total debt securities, trading	378.7	1,704.1	2.8	2,085.6
Fixed income mutual funds	2.1	—	—	2.1
Common stocks	0.7	—	—	0.7
Total equity securities	2.8	—	—	2.8
Short-term investments	1,073.2	2.6	—	1,075.8
Other long-term investments	—	—	262.0	262.0
Derivative assets	0.2	—	0.4	0.6
	$1,454.9	$1,706.7	$265.2	3,426.8
Cost and equity method investments				89.2
Investments in funds valued at NAV				1,014.5
Total assets				$4,530.5
Liabilities
Liability-classified capital instruments	$—	$30.6	$57.2	$87.8
Derivative liabilities	—	—	3.2	3.2
Total liabilities	$—	$30.6	$60.4	$91.0
During the years ended December 31, 2022 and December 31, 2021 the Company did not reclassify its assets or liabilities between Levels 2 and 3.
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2022:

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	Change in Unrealized Gains (Losses) in OCI	December 31, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$0.4	$—	$3.2
Other long-term investments	262.1	—	2.1	(24.7)	(12.2)	—	227.3
Derivative assets	0.4	—	43.3	—	(34.2)	—	9.5
Total assets	$265.3	$—	$45.4	$(24.7)	$(46.0)	$—	$240.0
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$35.8	$—	$(21.4)
Derivative liabilities	(3.2)	—	—	(3.4)	(2.0)	—	(8.6)
Total liabilities	$(60.4)	$—	$—	$(3.4)	$33.8	$—	$(30.0)
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
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the year ended December 31, 2021:

	January 1, 2021	Transfers in to (out of) Level 3	Purchases	Assets Acquired (1)	Sales	Realized and Unrealized Gains (Losses) (2)	December 31, 2021
Assets
Preferred stocks	$—	$—	$10.0	$2.8	$(10.0)	$—	$2.8
Other long-term investments	4.0	—	71.2	216.6	(24.9)	(4.8)	262.1
Derivative assets	1.2	(1.2)	—	0.3	(1.4)	1.5	0.4
Loan participations	—	—	9.0	32.8	(42.8)	1.0	—
Total assets	$5.2	$(1.2)	$90.2	$252.5	$(79.1)	$(2.3)	$265.3
Liabilities
Liability-classified capital instruments	$—	$27.0	$(137.6)	$—	$—	$53.4	$(57.2)
Contingent consideration liabilities	—	—	—	(0.7)	1.9	(1.2)	—
Derivative liabilities	(1.0)	1.2	(0.4)	(2.0)	—	(1.0)	(3.2)
Total liabilities	$(1.0)	$28.2	$(138.0)	$(2.7)	$1.9	$51.2	$(60.4)
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

Financial instruments disclosed, but not carried at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash, accrued investment income, certain other assets, certain other liabilities, and other financial instruments not included in the table below approximated their fair values as of December 31, 2022 and 2021, due to their respective short maturities. The following table includes financial instruments for which the carrying value differs from the estimated fair values as of December 31, 2022 and 2021. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$259.0	$258.6	$302.3	$296.3
2016 SIG Senior Notes	343.7	404.8	412.8	406.0
2015 Senior Notes	112.6	114.6	120.5	114.4
Series B preference shares	$186.0	$200.0	$220.9	$200.0
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
Declines in fair value related to a debt security that do not relate to a credit loss are recorded as a component of accumulated other comprehensive income (loss).

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of December 31, 2022 and 2021:

	December 31, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses (3)	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$234.1	$0.9	$(4.3)	$—	$230.7
Residential mortgage-backed securities	354.3	0.3	(13.9)	—	340.7
Commercial mortgage-backed securities	62.1	—	(0.9)	—	61.2
Corporate debt securities	428.5	0.5	(13.1)	(0.2)	415.7
U.S. government and government agency (1)	1,561.9	3.2	(14.5)	—	1,550.6
Non-U.S. government and government agency	37.2	—	(0.7)	0.1	36.6
Total debt securities, available for sale(2)(3)	$2,678.1	$4.9	$(47.4)	$(0.1)	$2,635.5
Debt securities, trading
Asset-backed securities	$575.5	$0.1	$(21.9)	$—	$553.7
Residential mortgage-backed securities	155.9	—	(22.3)	—	133.6
Commercial mortgage-backed securities	130.5	—	(17.1)	—	113.4
Corporate debt securities	391.4	—	(27.2)	(0.7)	363.5
U.S. government and government agency (1)	278.6	—	(8.2)	—	270.4
Non-U.S. government and government agency	95.8	—	(4.0)	(3.6)	88.2
Preferred stocks	2.4	0.8	—	—	3.2
Total debt securities, trading	$1,630.1	$0.9	$(100.7)	$(4.3)	$1,526.0

	December 31, 2021
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Asset-backed securities	$512.6	$0.9	$(0.4)	$—	$513.1
Residential mortgage-backed securities	306.5	—	(4.6)	—	301.9
Commercial mortgage-backed securities	148.4	0.6	(1.7)	—	147.3
Corporate debt securities	605.5	0.6	(3.5)	—	602.6
U.S. government and government agency(1)	388.1	0.1	(2.8)	—	385.4
Non-U.S. government and government agency	135.4	0.3	(2.6)	(0.8)	132.3
U.S. states, municipalities and political subdivision	0.2	—	—	—	0.2
Preferred stocks	2.6	0.2	—	—	2.8
Total debt securities (2)(3)	$2,099.3	$2.7	$(15.6)	$(0.8)	$2,085.6
(1)The Company had $27.0 million short positions in long duration U.S. Treasuries as of December 31, 2022 (As of December 31, 2021, there were no short positions in long duration U.S. Treasuries). These amounts are included in securities sold, not yet purchased in the consolidated balance sheets.
(2)As of December 31, 2022, all debt securities classified as available for sale that are in a gross unrealized loss position have been in a gross unrealized loss position for less than 12 months. As of December 31, 2021, there were no debt securities classified as available for sale.
(3)As of December 31, 2022, the Company did not record an allowance for credit losses on the AFS portfolio. As of December 31, 2021, there were no debt securities classified as available for sale.
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of December 31, 2022 was approximately 1.8 years, including short-term investments (2021 - 1.6 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading (“trading”) and AFS as of December 31, 2022 and 2021 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2022				December 31, 2021
	Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$240.4	$230.9	$104.2	$104.0	$145.6	$145.1
Due after one year through five years	426.5	407.0	1,822.7	1,802.0	870.4	862.4
Due after five years through ten years	63.4	55.7	95.8	92.3	69.6	68.6
Due after ten years	35.5	28.5	4.9	4.6	43.6	44.4
Mortgage-backed and asset-backed securities	861.9	800.7	650.5	632.6	967.5	962.3
Preferred stocks	2.4	3.2	—	—	2.6	2.8
Total debt securities	$1,630.1	$1,526.0	$2,678.1	$2,635.5	$2,099.3	$2,085.6
(1) As of December 31, 2021, there were no debt securities classified as available for sale.
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of December 31, 2022 and 2021:

	2022		2021
	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$564.4	$172.8	$696.4
AA	523.2	1,907.6	884.1
A	181.1	188.9	278.5
BBB	158.1	149.9	153.1
Other	99.2	216.3	73.5
Total debt securities (1)(2)	$1,526.0	$2,635.5	$2,085.6
(1)Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's ("S&P") and 2) Moody's Investors Service.
(2)As of December 31, 2021, there were no debt securities classified as available for sale.
As of December 31, 2022, the above totals included $95.3 million of sub-prime securities. Of this total, $56.1 million were rated AAA, $20.0 million rated AA and $19.2 million were unrated. As of December 31, 2021, the above totals included $51.8 million of sub-prime securities. Of this total, $35.1 million were rated AAA, $16.1 million rated AA and $0.6 million rated A.

Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of December 31, 2022 and 2021 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
December 31, 2022
Equity securities	$1.8	$—	$(0.2)	$—	$1.6
Other long-term investments	$392.0	$27.5	$(41.8)	$(0.5)	$377.2
December 31, 2021
Equity securities	$4.5	$0.1	$(2.0)	$0.2	$2.8
Other long-term investments	$443.0	$28.9	$(16.8)	$1.0	$456.1
The carrying value of other long-term investments as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Hedge funds and private equity funds (1)	$84.9	$195.7
Strategic Investments (2)	262.0	215.3
Other investments (2)	30.3	45.1
Total other long-term investments	$377.2	$456.1
(1)Includes $45.1 million of investments carried at NAV (December 31, 2021 - $115.2 million) and $25.1 million of investments classified as Level 3 (December 31, 2021 - $80.5 million) within the fair value hierarchy.
(2)As of December 31, 2022, the Company had $16.0 million of unfunded commitments relating to these investments (December 31, 2021 - $13.8 million).
Hedge funds and private equity funds
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table summarizes investments in hedge funds and private equity interests by investment objective and sector as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fair value	Unfunded commitments	Fair value	Unfunded commitments
Hedge funds
Long/short multi-sector	$8.8	$—	$19.8	$—
Distressed mortgage credit	—	—	24.6	—
Private credit	20.7	—	24.2	—
Other	0.2	—	1.7	—
Total hedge funds	29.7	—	70.3	—
Private equity funds
Energy infrastructure & services	10.2	5.0	48.4	19.0
Multi-sector	6.6	5.1	10.1	5.1
Healthcare	19.9	0.3	31.0	2.2
Life settlement	13.6	—	12.9	—
Manufacturing/Industrial	—	—	19.9	—
Private equity secondaries	0.4	0.1	0.5	0.4
Other	4.5	21.0	2.6	—
Total private equity funds	55.2	31.5	125.4	26.7
Total hedge and private equity funds included in other long-term investments	$84.9	$31.5	$195.7	$26.7
(1)The table excludes the Company’s investments in TP Enhanced Fund, TP Venture Fund and TP Venture Fund II. See “Investment in related party investment funds” below for additional information.

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
The following summarizes the December 31, 2022 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Notice Period
Redemption Frequency	1-29 days notice	30-59 days notice	60-89 days notice	90-119 days notice	120+ days notice	Total
Quarterly	$—	$0.1	$8.7	$0.1	$—	$8.9
Semi-annual	—	—	0.1	—	—	0.1
Annual	—	—	—	0.1	20.6	20.7
Total	$—	$0.1	$8.8	$0.2	$20.6	$29.7
Certain of the hedge fund and private equity fund investments in which the Company is invested are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of December 31, 2022, $6.3 million in distributions were outstanding from these investments.
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
As of December 31, 2022, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 – 5 years	5 – 10 years	Total
Private equity funds – expected lock-up or commitment period remaining	$19.5	$19.9	$15.8	$55.2
Investment in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Third Point Enhanced LP	$100.3	$878.2
Third Point Venture Offshore Fund I LP	26.0	31.4
Third Point Venture Offshore Fund II LP	2.5	—
Investments in related party investment funds, at fair value	$128.8	$909.6
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

As of December 31, 2022, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of December 31, 2022, the Company had $9.5 million of unfunded commitments related to TP Venture Fund. As of December 31, 2022, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
Investment in Third Point Venture Offshore Fund II LP
On June 30, 2022, SiriusPoint Bermuda entered into the Amended and Restated Exempted Limited Partnership Agreement (“2022 Venture II LPA”) of TP Venture Fund II”). In accordance with the 2022 Venture II LPA, Third Point Venture GP II LLC (“TP Venture GP II”) serves as the general partner of TP Venture Fund II.
The TP Venture Fund II investment strategy, as implemented by Third Point LLC, is to generate attractive risk-adjusted returns through a concentrated portfolio of investments in privately-held companies, primarily in the expansion through late/pre-IPO stage. The TP Venture Fund may also invest in early stage companies. Due the nature of the fund, withdrawals are not permitted. Distributions prior to the expected termination date of the fund include, but are not limited to, dividends or proceeds arising from the liquidation of the fund's underlying investments.
As of December 31, 2022, the Company had $22.5 million of unfunded commitments related to TP Venture Fund II. As of December 31, 2022, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.

8. Total realized and unrealized investment gains (losses) and net investment income
Total realized and unrealized investment gains (losses) and net investment income for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
Debt securities, available for sale	$35.1	$—	$—
Debt securities, trading	(115.6)	(4.9)	72.7
Short-term investments	17.7	1.6	—
Other long-term investments	(10.6)	35.2	—
Equity securities	(0.4)	(2.5)	—
Net realized and unrealized investment gains (losses) from related party investment funds	(210.5)	304.0	195.0
Realized and unrealized investment gains and net investment income before other investment expenses and investment income (loss) on cash and cash equivalents	(284.3)	333.4	267.7
Investment expenses	(20.3)	(11.6)	(1.1)
Net investment loss on cash and cash equivalents	(18.1)	(9.3)	12.3
Total realized and unrealized investment gains (losses) and net investment income (loss)	$(322.7)	$312.5	$278.9
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
Gross realized gains	$56.2	$40.4	$64.3
Gross realized losses	(132.3)	(9.6)	(15.9)
Net realized gains (losses) on investments	(76.1)	30.8	48.4
Net unrealized gains (losses) on investments	(149.4)	(47.7)	20.8
Net realized and unrealized gains (losses) on investments (1) (2)	$(225.5)	$(16.9)	$69.2
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $5.6 million from related party investments included in other long-term investments for the year ended December 31, 2022 (2021 - $12.9 million and 2020 - none).
Net realized investment gains (losses)
Net realized investment gains (losses) for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
Debt securities, available for sale	$2.7	$—	$—
Debt securities, trading	(66.7)	12.3	46.4
Short-term investments	(2.9)	(0.1)	—
Equity securities	(2.3)	(0.1)	—
Other long-term investments	2.9	14.1	—
Net investment income (loss) on cash and cash equivalents	(9.8)	4.6	2.0
Net realized investment gains (losses) (1)	$(76.1)	$30.8	$48.4
(1)Includes realized gains (losses) due to foreign currency of $(25.2) million for the year ended December 31, 2022 (2021 - $4.5 million and 2020 - $1.6 million).

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
Debt securities, trading (1)	$(105.0)	$(40.2)	$14.9
Short-term investments	(0.3)	1.4	—
Equity securities	1.8	(2.5)	—
Other long-term investments	(25.7)	11.2	—
Net investment income (loss) on cash and cash equivalents	(20.2)	(17.6)	5.9
Net unrealized investment gains (losses) (2)	$(149.4)	$(47.7)	$20.8
(1)Includes unrealized losses, excluding foreign currency, of $15.0 million for the year ended December 31, 2022 (2021 - $23.9 million and 2020 - none).
(2)Includes unrealized gains (losses) due to foreign currency of $17.9 million for the year ended December 31, 2022 (2021 - $(32.8) million and 2020 - $6.0 million).
The following table summarizes the amount of total (losses) included in earnings attributable to unrealized investment (losses) – Level 3 investments for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Debt securities, trading	$0.7	$—	$—
Other long-term investments	(15.4)	(5.7)	—
Total unrealized investment (losses) – Level 3 investments	$(14.7)	$(5.7)	$—
9. Investments in unconsolidated entities
The Company’s investments in unconsolidated entities are included within other long-term investments and consist of investments in common equity securities or similar instruments, which give the Company the ability to exert significant influence over the investee's operating and financial policies. Such investments may be accounted for under either the equity method ("equity method eligible entities") or, alternatively, the Company may elect to account for them under the fair value option (“equity method eligible unconsolidated entities”).
The following table presents the components of other long-term investments as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Equity method eligible unconsolidated entities, using the fair value option (1)	$147.9	$168.1
Equity method investments	41.8	83.2
Other unconsolidated investments, at fair value (2)	124.5	198.8
Other unconsolidated investments, at cost (3)	63.0	6.0
Total other long-term investments	$377.2	$456.1
(1)Excludes the Company’s investments in Related Party Investment Funds, which are equity method eligible but are carried outside of other long-term investments. See Notes 7 and 11 for additional information on these related party investment funds.
(2)Includes other long-term investments that are not equity method eligible and are measured at fair value.
(3)The Company has elected to apply the cost adjusted for market observable events less impairment measurement alternative to investments that do not meet the criteria to be accounted for under the equity method, in which the investment is measured at cost and remeasured to fair value when impaired or upon observable transaction prices.
10. Derivatives
The Company holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are presented within foreign exchange (gains) losses. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. The Company holds $15.2 million in collateral associated with the foreign currency derivatives.
Weather Derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within net corporate and other expenses. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of December 31, 2022. The Company does not provide or hold any collateral associated with the weather derivatives.
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
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$9.0	$—	$425.1	$—	$1.3	$83.6
Foreign currency swaps	—	1.5	264.6	—	1.7	40.0
Weather derivatives	—	4.9	30.6	—	0.8	6.2
Foreign currency futures contracts	—	—	—	0.2	—	133.9
Equity warrants	—	—	—	0.1	—	0.1
Interest rate cap	$—	$—	$—	$—	$—	$250.0
(1)Derivative assets are classified within other assets in the Company's consolidated balance sheets.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company's consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's consolidated statements of income (loss) relating to derivatives during the years ended December 31, 2022, 2021 and 2020:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2022	2021	2020
Foreign currency futures contracts	Foreign exchange (gains) losses	$(32.1)	$(8.0)	$—
Foreign currency forwards	Foreign exchange (gains) losses	(8.1)	(1.3)	—
Weather derivatives	Other revenues	7.3	0.9	—
Foreign currency swaps	Foreign exchange (gains) losses	1.5	0.2	—
Equity warrants	Net realized and unrealized investment gains (losses)	(0.1)	(0.3)	—
Foreign currency call options	Foreign exchange (gains) losses	$—	$0.4	$—

Underwriting-related derivatives
The following tables identify the listing currency, fair value and notional amounts of underwriting-related derivatives included in the consolidated balance sheets as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
Derivative assets	Listing currency	Fair Value	Notional Amounts (1)	Fair Value	Notional Amounts (1)
Reinsurance contracts accounted for as derivative assets	British Pound	$0.5	$16.5	$1.2	$49.3

Reinsurance contracts accounted for as derivative liabilities	British Pound	$2.2	$76.4	$0.1	$37.4
(1)The absolute notional exposure represents the Company’s derivative activity as of December 31, 2022 and 2021, which is representative of the volume of derivatives held during the period.
11. Variable and voting interest entities
The Company consolidates the results of operations and financial position of every voting interest entity ("VOE") in which it has a controlling financial interest and variable interest entities (“VIE”) in which it is considered to be the primary beneficiary in accordance with guidance in ASC 810, Consolidation. The consolidation assessment, including the determination as to whether an entity qualifies as a VOE or VIE, depends on the facts and circumstances surrounding each entity.
Consolidated variable interest entities
Alstead Re
Alstead Re Insurance Company (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of December 31, 2022, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $14.0 million and $9.0 million, respectively (December 31, 2021 - $9.8 million and $5.5 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Arcadian because the Company can exercise control over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of December 31, 2022 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of December 31, 2022, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $32.3 million and $9.7 million, respectively (December 31, 2021 - $29.0 million and $7.0 million, respectively).
Joyn
Joyn Insurance Services Inc. (“Joyn”) was considered a VIE through the third quarter of 2022 and the Company concluded that it was the primary beneficiary of Joyn because the Company could have exercised control over the activities that most significantly impact the economic performance of Joyn. As a result, the Company had consolidated the results of Joyn in its consolidated financial statements. During the quarter ended December 31, 2022, an additional investment was made in Joyn by third parties, after which Joyn no longer met the criterion for consolidation. During the year ended December 31, 2022, the Company recognized a pre-tax loss of $8.7 million related to Joyn, recorded in other revenues in the Company’s consolidated statements of income (loss). As of December 31, 2022, the investment in Joyn is recorded in other long-term investments in the Company’s consolidated balance sheets utilizing cost adjusted for market observable events less impairment method.
As of December 31, 2021, Joyn’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $7.8 million and $4.1 million, respectively.

Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. The Company’s ownership in Alta Signa as of December 31, 2022 was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of December 31, 2022, Alta Signa’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $8.0 million and $2.1 million, respectively.
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the years ended December 31, 2022 and 2021:

	2022	2021
Balance, beginning of period	$(0.4)	$1.4
Sirius Group acquisition and other business combinations (1)	0.8	0.3
Net income (loss) attributable to noncontrolling interests	0.8	(2.3)
Contributions (Redemptions)	—	0.2
Derecognition of noncontrolling interest (2)	6.7	—
Balance, end of period	$7.9	$(0.4)
(1)See Note 3 for additional information related to the acquisition of Sirius Group.
(2)See above for additional information on the derecognition of noncontrolling interest in Joyn.
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of December 31, 2022 and December 31, 2021:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
December 31, 2022
Other long-term investments (1)	$211.5	$144.0	$2.0	$146.0
December 31, 2021
Other long-term investments (1)	$326.2	$177.5	$2.1	$179.6
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of December 31, 2022, the Company and TP GP hold interests of approximately 89.4% and 10.6%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
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
Investment in Third Point Venture Offshore Fund II LP
TP Venture GP II controls all of the investment decision-making authority of the TP Venture Fund II. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund II. The Company’s maximum exposure to loss corresponds to the value of its investment in TP Venture Fund II. See Note 7 for additional information on the Company’s investment in TP Venture Fund II.
12. Loss and loss adjustment expense reserves
As of December 31, 2022 and 2021, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2022	December 31, 2021
Case loss and loss adjustment expense reserves	$1,980.2	$1,916.8
Incurred but not reported loss and loss adjustment expense reserves	3,226.5	2,868.2
Unallocated loss adjustment expense reserves	62.0	55.8
Deferred gains on retroactive reinsurance contracts	—	0.6
	$5,268.7	$4,841.4
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
Catastrophe event estimates
Some of the Company’s contracts are exposed to losses from catastrophes (either natural catastrophes or man-made catastrophes). Given the high-severity, low-frequency nature of these events, the losses typically generated from catastrophe events do not lend themselves to traditional actuarial reserving methods, such as those described above. Therefore, the reserving approach for these types of coverages is to estimate the ultimate cost associated with a single loss event rather than analyzing the historical development patterns of past losses for estimating ultimate losses for an entire contract. The Company estimates reserves for these catastrophe events on a contract-by-contract basis by means of a review of policies with known or potential exposure to a particular loss event. The Company considers the following information when making these contract-by-contract estimates of catastrophe event losses: information provided by cedents and brokers; industry loss estimates; our estimated market share; catastrophe model output; and the terms and conditions of the contracts with exposure to those events. Initial estimates are established in the period that a catastrophe event occurs and are then monitored each subsequent quarter, considering the latest information available.
Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Gross reserves for loss and loss adjustment expenses, beginning of year	$4,841.4	$1,310.1	$1,111.7
Less: loss and loss adjustment expenses recoverable, beginning of year	(1,215.3)	(14.4)	(5.5)
Less: deferred charges on retroactive reinsurance contracts	(1.4)	(6.0)	(6.7)
Net reserves for loss and loss adjustment expenses, beginning of year	3,624.7	1,289.7	1,099.5
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,609.7	1,369.1	431.5
Prior years	(21.3)	(42.6)	33.8
Total incurred loss and loss adjustment expenses	1,588.4	1,326.5	465.3
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(316.1)	(271.2)	(73.6)
Prior years	(939.2)	(1,178.9)	(209.5)
Total net paid losses	(1,255.3)	(1,450.1)	(283.1)
Foreign currency translation	(66.3)	(9.2)	8.0
Amounts acquired as a result of Sirius Group acquisition (1)	—	2,467.8	—
Net reserves for loss and loss adjustment expenses, end of year	3,891.5	3,624.7	1,289.7
Plus: loss and loss adjustment expenses recoverable, end of year	1,376.2	1,215.3	14.4
Plus: deferred charges on retroactive reinsurance contracts (2)	1.0	1.4	6.0
Gross reserves for loss and loss adjustment expenses, end of year	$5,268.7	$4,841.4	$1,310.1
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
For the year ended December 31, 2022, the Company recorded $21.3 million of net favorable prior year loss reserve development driven by favorable development due to reserve releases in COVID-19 and A&H reserves due to better than expected loss experience, with the most significant offsetting movements being reserve strengthening in direct Workers’ Compensation reserves based on reported loss emergence, and in the Property lines, driven by the current elevated level of inflation.

For the year ended December 31, 2021, the Company recorded $42.6 million of net favorable prior year loss reserve development driven by $18.6 million of net favorable prior year reserve development in the Reinsurance segment as a result of better than expected loss reserve emergence on historical property events relating to multiple accident years and better than expected attritional loss experience, $13.5 million of net favorable prior year reserve development in the Insurance & Services segment as a result of better than expected loss experience in A&H for recent accident years, and $10.5 million of net favorable prior year reserve development in Corporate as a result of better than expected loss experience on property and contingency classes moved to runoff in 2021.
For the year ended December 31, 2020, the Company recorded $33.8 million of net adverse prior years loss reserve development, which includes $18.8 million increase in loss reserves resulting from increases in premium earnings estimates on certain contracts and $15.0 million of net adverse reserve development related to increases in loss reserve estimates. In total, the change in net underwriting loss for prior periods due to loss reserve development and adjustments to premium earnings estimates, after the impact of any offsetting changes in acquisition costs as a result of sliding scale or profit commissions, resulted in a $30.5 million increase in the net underwriting loss for the year ended December 31, 2020. The adverse underwriting loss development was a result of accumulated loss experience and cedent reserving increases, indicating that underlying casualty loss trends were higher than initial pricing and reserving.
Incurred and paid development tables by accident year
The Company manages its business on the basis of two operating segments, Reinsurance and Insurance & Services. The Company has disaggregated its loss information presented in the tables below by line of business in each segment. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2022. All accident years prior to the current year have been restated and presented using the current year exchange rate.
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
Reinsurance
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Reinsurance segment for the year ended December 31, 2022. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2013 through 2021 is presented as supplementary information and is unaudited:
Aviation & Space

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$38.4	$34.3	$31.2	$29.9	$30.8	$30.9	$31.0	$30.7	$31.4	$31.6	$—
2014	—	31.8	34.3	30.8	29.8	29.7	28.3	30.0	29.2	29.7	(2.2)
2015	—	—	34.6	31.0	35.0	34.0	33.3	33.5	34.3	34.9	1.7
2016	—	—	—	31.7	32.0	33.0	35.3	34.9	35.2	36.3	(0.1)
2017	—	—	—	—	33.7	42.6	43.8	45.3	45.7	48.4	0.5
2018	—	—	—	—	—	47.7	50.3	58.2	60.7	63.2	3.1
2019	—	—	—	—	—	—	60.2	71.6	75.7	93.8	21.2
2020	—	—	—	—	—	—	—	39.8	41.5	39.9	1.5
2021	—	—	—	—	—	—	—	—	41.9	37.5	9.8
2022	—	—	—	—	—	—	—	—	—	58.2	46.0
Total										$473.5	$81.5

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$12.4	$18.1	$22.1	$24.7	$26.4	$27.1	$28.4	$28.5	$29.4	$29.4
2014	—	6.2	14.2	19.7	22.0	23.6	24.2	25.7	25.3	25.8
2015	—	—	8.8	18.2	24.2	30.5	32.0	32.8	33.4	34.0
2016	—	—	—	7.5	19.2	26.3	28.7	32.0	33.2	34.3
2017	—	—	—	—	8.9	23.5	32.2	35.5	39.1	40.6
2018	—	—	—	—	—	14.2	27.3	36.5	42.2	46.2
2019	—	—	—	—	—	—	8.3	22.3	32.3	37.7
2020	—	—	—	—	—	—	—	10.8	22.1	29.5
2021	—	—	—	—	—	—	—	—	6.5	15.0
2022	—	—	—	—	—	—	—	—	—	6.9
Total										$299.4
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									174.1
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									2.4
Aviation & Space - net reserves for loss and allocated loss adjustment expenses, end of year										$176.5

Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$72.1	$53.4	$57.9	$57.9	$57.9	$57.8	$57.4	$57.6	$57.0	$57.2	$—
2014	—	178.1	178.3	182.4	171.5	172.6	171.8	172.3	171.8	171.3	0.8
2015	—	—	223.5	256.7	237.5	237.6	237.9	240.4	240.4	239.8	5.9
2016	—	—	—	270.3	267.2	265.5	261.7	264.6	265.2	264.6	12.1
2017	—	—	—	—	246.2	253.5	254.7	258.8	261.9	262.5	27.7
2018	—	—	—	—	—	317.3	340.4	346.8	349.3	351.9	63.7
2019	—	—	—	—	—	—	388.8	423.9	441.4	446.0	138.3
2020	—	—	—	—	—	—	—	377.7	416.8	414.9	214.3
2021	—	—	—	—	—	—	—	—	351.8	342.5	211.9
2022	—	—	—	—	—	—	—	—	—	391.4	317.5
Total										$2,942.1	$992.2

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$11.3	$27.8	$40.4	$46.8	$51.4	$53.6	$55.0	$55.4	$56.0	$55.9
2014	—	51.1	128.3	147.6	153.5	161.1	164.3	166.2	167.2	168.2
2015	—	—	75.7	151.7	184.6	201.3	210.9	218.9	223.7	226.7
2016	—	—	—	64.9	171.4	196.4	212.3	224.0	232.3	239.3
2017	—	—	—	—	82.3	136.1	157.2	180.1	199.0	212.6
2018	—	—	—	—	—	57.2	111.2	151.0	211.2	237.5
2019	—	—	—	—	—	—	45.5	116.2	181.2	236.9
2020	—	—	—	—	—	—	—	38.0	65.7	137.2
2021	—	—	—	—	—	—	—	—	29.1	77.9
2022	—	—	—	—	—	—	—	—	—	24.6
Total										$1,616.8
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									1,325.3
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									9.5
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$1,334.8

Contingency

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$—
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	0.5	0.5	1.1	0.7	0.8	0.7	—
2018	—	—	—	—	—	1.4	1.7	1.5	1.6	1.4	—
2019	—	—	—	—	—	—	1.8	1.8	1.8	1.8	—
2020	—	—	—	—	—	—	—	13.7	11.2	11.7	1.2
2021	—	—	—	—	—	—	—	—	8.4	10.4	0.1
2022	—	—	—	—	—	—	—	—	—	8.7	0.6
Total										$34.8	$1.9

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	(0.1)	0.1	0.4	0.6	0.6	0.6
2018	—	—	—	—	—	(0.1)	0.8	1.3	1.3	1.4
2019	—	—	—	—	—	—	(0.1)	1.1	1.2	1.5
2020	—	—	—	—	—	—	—	3.2	4.1	11.2
2021	—	—	—	—	—	—	—	—	3.6	7.3
2022	—	—	—	—	—	—	—	—	—	4.0
Total										$26.1
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									8.7
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									0.8
Contingency - net reserves for loss and allocated loss adjustment expenses, end of year										$9.5

Credit & Bond

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$29.1	$28.3	$27.4	$27.0	$27.8	$27.4	$27.7	$27.8	$28.3	$28.7	$0.8
2014	—	25.1	24.6	25.2	23.2	22.2	22.0	21.9	22.1	22.1	(2.0)
2015	—	—	23.7	23.3	22.5	20.9	20.0	19.4	19.4	19.7	0.6
2016	—	—	—	19.3	17.9	17.6	16.7	16.3	16.6	16.0	0.1
2017	—	—	—	—	24.3	25.0	24.0	22.5	22.5	21.5	3.2
2018	—	—	—	—	—	30.8	31.3	30.5	30.8	29.7	1.5
2019	—	—	—	—	—	—	40.2	38.4	38.0	35.1	3.0
2020	—	—	—	—	—	—	—	44.7	41.1	38.9	10.5
2021	—	—	—	—	—	—	—	—	22.5	21.6	9.6
2022	—	—	—	—	—	—	—	—	—	37.5	25.8
Total										$270.8	$53.1

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$11.1	$19.0	$22.0	$23.2	$23.9	$24.0	$24.2	$24.2	$24.5	$26.2
2014	—	7.5	13.6	17.9	19.9	20.5	20.9	20.9	21.0	21.2
2015	—	—	4.6	12.6	16.8	18.1	18.2	18.1	18.0	18.3
2016	—	—	—	5.3	10.4	13.2	14.3	14.7	15.0	15.3
2017	—	—	—	—	3.9	10.2	14.4	15.5	15.9	17.3
2018	—	—	—	—	—	8.2	17.6	22.9	24.2	25.4
2019	—	—	—	—	—	—	9.7	20.7	26.8	28.5
2020	—	—	—	—	—	—	—	18.6	20.6	23.5
2021	—	—	—	—	—	—	—	—	4.4	7.2
2022	—	—	—	—	—	—	—	—	—	7.7
Total										$190.6
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									80.2
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									2.5
Credit & Bond - net reserves for loss and allocated loss adjustment expenses, end of year										$82.7

Marine & Energy

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$19.9	$17.8	$16.6	$15.8	$15.4	$15.4	$15.5	$15.6	$15.2	$14.9	$0.5
2014	—	21.7	20.3	18.7	17.4	16.9	17.6	17.5	17.5	17.4	(0.2)
2015	—	—	26.7	28.6	26.5	26.0	25.8	26.3	26.2	26.2	—
2016	—	—	—	29.9	28.2	24.5	24.4	24.5	24.4	24.5	—
2017	—	—	—	—	34.1	30.0	29.0	31.5	31.1	31.2	0.3
2018	—	—	—	—	—	18.8	20.3	20.3	20.0	20.3	0.9
2019	—	—	—	—	—	—	18.5	18.9	19.1	19.2	0.6
2020	—	—	—	—	—	—	—	19.9	18.0	18.1	5.2
2021	—	—	—	—	—	—	—	—	24.6	22.8	11.8
2022	—	—	—	—	—	—	—	—	—	22.5	17.0
Total										$217.1	$36.1

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$2.5	$8.1	$10.9	$12.2	$12.4	$12.7	$12.9	$13.0	$13.0	$12.9
2014	—	3.8	9.8	13.2	14.5	15.0	15.1	16.1	16.1	16.1
2015	—	—	3.0	10.0	19.5	23.6	24.6	25.2	25.3	25.3
2016	—	—	—	5.9	14.2	17.5	20.1	22.1	23.1	23.6
2017	—	—	—	—	4.8	12.9	19.0	23.2	24.9	26.7
2018	—	—	—	—	—	2.8	8.7	14.3	15.0	15.9
2019	—	—	—	—	—	—	2.5	7.3	10.2	11.6
2020	—	—	—	—	—	—	—	1.9	6.3	8.4
2021	—	—	—	—	—	—	—	—	1.9	4.4
2022	—	—	—	—	—	—	—	—	—	2.7
Total										$147.6
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									69.5
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									0.9
Marine & Energy - net reserves for loss and allocated loss adjustment expenses, end of year										$70.4

Mortgage

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$0.3	$0.3	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$—
2014	—	3.6	0.7	0.7	0.6	0.6	0.6	0.6	0.6	0.5	—
2015	—	—	1.7	1.7	1.6	1.6	0.8	0.8	0.8	0.8	—
2016	—	—	—	5.9	5.5	5.8	1.4	2.2	1.9	1.7	0.3
2017	—	—	—	—	8.0	8.4	2.2	3.1	2.5	2.4	0.8
2018	—	—	—	—	—	11.2	4.3	5.5	4.9	4.3	2.1
2019	—	—	—	—	—	—	7.0	8.7	8.0	6.9	4.1
2020	—	—	—	—	—	—	—	12.0	11.8	7.8	5.0
2021	—	—	—	—	—	—	—	—	11.1	7.7	5.0
2022	—	—	—	—	—	—	—	—	—	8.8	6.3
Total										$41.0	$23.6

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$—	$—	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1
2014	—	—	0.6	0.6	0.6	0.6	0.6	0.6	0.6	0.6
2015	—	—	0.3	0.5	0.7	0.7	0.8	0.8	0.8	0.8
2016	—	—	—	0.1	0.5	0.8	1.0	1.0	1.0	1.0
2017	—	—	—	—	0.1	0.7	1.0	1.1	1.0	1.2
2018	—	—	—	—	—	0.3	1.2	1.3	1.4	1.4
2019	—	—	—	—	—	—	0.8	1.6	1.8	1.7
2020	—	—	—	—	—	—	—	1.4	1.5	1.3
2021	—	—	—	—	—	—	—	—	1.1	1.1
2022	—	—	—	—	—	—	—	—	—	0.9
Total										$10.1
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									30.9
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									—
Mortgage - net reserves for loss and allocated loss adjustment expenses, end of year										$30.9

Property

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$224.2	$247.2	$236.2	$233.0	$231.7	$231.4	$230.8	$231.2	$230.5	$230.1	$0.2
2014	—	198.3	203.0	201.3	205.5	205.8	205.5	205.2	205.5	205.5	(0.6)
2015	—	—	210.8	208.2	212.3	212.8	211.5	211.5	211.6	211.2	(5.6)
2016	—	—	—	286.0	285.6	288.3	288.6	286.6	285.8	285.6	0.8
2017	—	—	—	—	455.5	499.0	508.9	514.6	514.2	510.3	11.1
2018	—	—	—	—	—	452.8	510.1	516.9	510.0	502.4	16.6
2019	—	—	—	—	—	—	515.1	500.8	500.2	483.8	27.1
2020	—	—	—	—	—	—	—	563.1	554.9	524.0	104.1
2021	—	—	—	—	—	—	—	—	596.9	662.1	161.4
2022	—	—	—	—	—	—	—	—	—	334.7	171.4
Total										$3,949.7	$486.5

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$55.4	$166.2	$204.4	$216.6	$220.9	$222.7	$224.3	$225.6	$225.6	$225.9
2014	—	49.1	136.5	170.8	187.3	193.5	197.4	198.3	199.2	199.5
2015	—	—	52.5	144.2	177.1	192.8	201.0	203.3	205.3	205.8
2016	—	—	—	62.2	186.8	238.2	261.3	272.3	276.2	278.0
2017	—	—	—	—	86.6	311.4	398.6	453.7	465.9	480.4
2018	—	—	—	—	—	67.9	312.8	406.6	437.9	457.9
2019	—	—	—	—	—	—	67.5	291.6	380.4	414.5
2020	—	—	—	—	—	—	—	76.6	220.5	330.2
2021	—	—	—	—	—	—	—	—	79.2	232.5
2022	—	—	—	—	—	—	—	—	—	45.0
Total										$2,869.7
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									1,080.0
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									29.7
Property - net reserves for loss and allocated loss adjustment expenses, end of year										$1,109.7

Insurance & Services
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Insurance & Services segment for the year ended December 31, 2022. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2013 through 2021 is presented as supplementary information and is unaudited:
A&H

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$124.6	$122.2	$117.7	$117.2	$116.6	$115.8	$115.7	$115.5	$115.6	$115.5	$—
2014	—	130.4	131.5	130.0	130.0	129.1	129.0	128.9	129.1	129.1	0.1
2015	—	—	152.2	148.5	145.2	143.9	143.5	143.6	143.6	143.6	0.3
2016	—	—	—	172.3	172.0	167.9	166.4	166.2	165.8	165.9	2.3
2017	—	—	—	—	176.5	172.6	166.0	163.8	163.6	163.9	(0.6)
2018	—	—	—	—	—	200.2	207.6	205.5	203.8	203.8	(1.6)
2019	—	—	—	—	—	—	274.7	269.8	261.1	260.8	(1.5)
2020	—	—	—	—	—	—	—	311.3	305.4	282.8	13.7
2021	—	—	—	—	—	—	—	—	223.1	216.3	21.2
2022	—	—	—	—	—	—	—	—	—	355.1	156.6
Total										$2,036.8	$190.5

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$54.1	$102.7	$113.1	$114.5	$115.8	$115.2	$115.2	$115.3	$115.3	$115.3
2014		59.1	110.9	124.3	126.0	126.0	126.7	126.8	126.8	126.8
2015			75.2	129.6	141.0	142.6	142.9	143.0	143.0	143.0
2016				97.6	149.3	160.9	162.8	163.3	163.0	163.1
2017					58.8	146.9	159.5	160.3	160.7	160.8
2018						90.6	187.5	204.2	205.4	205.8
2019							130.9	235.6	252.6	255.7
2020								107.0	246.1	273.2
2021									120.6	182.8
2022										169.7
Total										$1,796.2
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									240.6
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									(0.4)
A&H - net reserves for loss and allocated loss adjustment expenses, end of year										$240.2

Environmental

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	0.4	0.1	0.1	0.1	0.1	—
2019	—	—	—	—	—	—	4.5	4.6	2.7	2.8	0.9
2020	—	—	—	—	—	—	—	3.6	3.2	3.4	2.9
2021	—	—	—	—	—	—	—	—	4.7	4.9	3.3
2022	—	—	—	—	—	—	—	—	—	11.8	11.4
Total										$23.0	$18.5

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	0.1	0.1	0.1
2019	—	—	—	—	—	—	—	0.9	1.8	1.9
2020	—	—	—	—	—	—	—	—	0.3	0.5
2021	—	—	—	—	—	—	—	—	—	0.8
2022	—	—	—	—	—	—	—	—	—	—
Total										$3.3
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									19.7
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									—
Environmental - net reserves for loss and allocated loss adjustment expenses, end of year										$19.7

Workers’ Compensation

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	1.5	1.5	1.1	1.2	0.6	0.2
2019	—	—	—	—	—	—	18.6	16.6	15.7	15.7	1.3
2020	—	—	—	—	—	—	—	45.8	46.9	47.6	2.8
2021	—	—	—	—	—	—	—	—	94.9	119.1	34.2
2022	—	—	—	—	—	—	—	—	—	97.7	67.9
Total										$280.7	$106.4

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	0.2	0.3	0.4	0.5
2019	—	—	—	—	—	—	1.3	6.8	10.0	12.6
2020	—	—	—	—	—	—	—	4.2	19.7	29.1
2021	—	—	—	—	—	—	—	—	10.4	43.9
2022	—	—	—	—	—	—	—	—	—	8.5
Total										$94.6
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									186.1
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									—
Workers’ Compensation - net reserves for loss and allocated loss adjustment expenses, end of year										$186.1

Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	2.6	2.2	2.2	1.1
2021	—	—	—	—	—	—	—	—	61.7	62.1	42.8
2022	—	—	—	—	—	—	—	—	—	238.2	213.3
Total										$302.5	$257.2

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	0.4	0.8	0.9
2021	—	—	—	—	—	—	—	—	1.4	12.5
2022	—	—	—	—	—	—	—	—	—	15.6
Total										$29.0
	Net reserves for loss and allocated loss adjustment expenses from 2013 to 2022									273.5
	Net reserves for loss and allocated loss adjustment expenses prior to 2013									2.0
Other - net reserves for loss and allocated loss adjustment expenses, end of year										$275.5

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss adjustment expense reserves as of December 31, 2022:

2022
Net reserves for loss and allocated loss adjustment expenses
Reinsurance
Aviation & Space	$176.5
Casualty	1,334.8
Contingency	9.5
Credit & Bond	82.7
Marine & Energy	70.4
Mortgage	30.9
Property	1,109.7
Insurance & Services
A&H	240.2
Environmental	19.7
Workers’ Compensation	186.1
Other	275.5
Corporate (1)	239.9
Net reserves for loss and allocated loss adjustment expenses, end of year	3,775.9

Loss and allocated loss adjustment expenses recoverable
Reinsurance
Aviation & Space	60.0
Casualty	9.1
Contingency	2.6
Credit & Bond	7.5
Marine & Energy	9.3
Mortgage	1.9
Property	527.3
Insurance & Services
A&H	72.5
Environmental	7.6
Workers’ Compensation	121.4
Other	129.6
Corporate	427.4
Total loss and allocated loss adjustment expenses recoverable	1,376.2

Unallocated loss adjustment expense reserves	62.0
Other items, net (2)	53.6
Deferred charges on retroactive reinsurance contracts	1.0
Gross reserves for loss and loss adjustment expenses, end of year	$5,268.7
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

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2022:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Reinsurance
Aviation & Space	19.1%	23.2%	15.3%	8.3%	6.4%	2.7%	3.4%	0.2%	2.4%	—%
Casualty	16.3%	20.8%	13.0%	10.2%	5.8%	3.5%	2.1%	1.0%	0.7%	(0.2)%
Contingency	30.3%	26.3%	51.8%	13.9%	3.6%	1.6%	0.1%	(1.4)%	—%	(19.1)%
Credit & Bond	29.9%	25.1%	15.5%	5.6%	2.5%	2.0%	0.4%	0.5%	1.0%	6.2%
Marine & Energy	14.7%	26.9%	20.9%	10.1%	4.8%	3.2%	2.2%	0.1%	0.2%	(0.2)%
Mortgage	12.6%	11.0%	3.7%	1.9%	0.8%	1.5%	0.4%	(0.3)%	(0.2)%	—%
Property	16.3%	38.9%	18.2%	7.7%	3.2%	1.8%	0.7%	0.4%	0.1%	0.2%
Insurance & Services
A&H	47.3%	41.5%	8.2%	1.0%	0.3%	—%	—%	—%	—%	—%
Environmental	0.7%	17.9%	17.1%	3.7%	4.4%	—%	—%	—%	—%	—%
Workers’ Compensation	8.7%	29.9%	19.9%	16.4%	11.7%	—%	—%	—%	—%	—%
Other	5.8%	17.8%	7.2%	8.3%	—%	—%	—%	—%	—%	—%
13. Third party reinsurance
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
The following tables provide a breakdown of the Company’s written and earned premiums and loss and loss adjustment expenses from direct business, reinsurance assumed and reinsurance ceded for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Written premiums:
Direct	$1,403.9	$718.0	$19.0
Assumed	2,005.8	1,518.5	569.5
Gross premiums written	3,409.7	2,236.5	588.5
Ceded	(860.5)	(502.3)	(46.3)
Net premiums written	$2,549.2	$1,734.2	$542.2

	2022	2021	2020
Premiums earned:
Direct	$1,153.6	$600.8	$1.0
Assumed	1,915.2	1,598.5	638.8
Gross premiums earned	3,068.8	2,199.3	639.8
Ceded	(750.7)	(482.3)	(29.0)
Net premiums earned	$2,318.1	$1,717.0	$610.8

	2022	2021	2020
Loss and loss adjustment expense:
Direct	$778.0	$349.3	$0.8
Assumed	1,386.8	1,506.1	483.2
Loss and loss adjustment expense incurred	2,164.8	1,855.4	484.0
Ceded	(576.4)	(528.9)	(18.7)
Loss and loss adjustment expense incurred, net	$1,588.4	$1,326.5	$465.3
Because retrocessional reinsurance contracts do not relieve the Company of its obligation to its insureds, the collectability of balances due from the Company's reinsurers is important to its financial strength. The Company monitors the financial strength and ratings of retrocessionaires on an ongoing basis. As of December 31, 2022, the Company had loss and loss adjustment expenses recoverable of $1,376.2 million (December 31, 2021 - $1,215.3 million). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets.
The following tables provide a listing of the Company’s loss and loss adjustment expenses recoverable by the reinsurer's S&P rating and the percentage of total recoverables as of December 31, 2022 and 2021. With certain reinsurers, if S&P's rating was not available, an equivalent AM Best rating was used.

	December 31, 2022
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$252.8	$41.2	$211.6	29.5%
A	370.6	48.5	322.1	44.9%
BBB or lower	246.7	104.8	141.9	19.8%
Not rated	506.1	464.2	41.9	5.8%
Total	$1,376.2	$658.7	$717.5	100.0%

	December 31, 2021
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$149.5	$1.7	147.8	22.6%
A	360.8	16.0	344.8	52.6%
BBB or lower	212.3	130.5	81.8	12.5%
Not rated	492.7	412.0	80.7	12.3%
Total	$1,215.3	$560.2	$655.1	100.0%
(1) S&P’s ratings as detailed above are: "AAA" (Extremely Strong), "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2) Not rated represents reinsurers who are not rated by either S&P or AM. Best. Included in the “Not rated” category as of December 31, 2022 is $327.7 million (2021 - $355.9 million) related to Pallas Reinsurance Ltd. as a result of the 2021 LPT, and the amount is fully collateralized.
The following tables provide a listing of the five highest loss and loss adjustment expenses recoverable by reinsurer, along with percentage of total recoverable amount, the reinsurer's S&P reinsurer rating and the percentage that the recoverable is collateralized as of December 31, 2022 and 2021:

	December 31, 2022
	Balance	% of Total	S&P rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$327.7	23.8%	Not rated	100.0%
General Insurance Corporation of India	184.9	13.4%	BBB	31.3%
Arch Reinsurance Ltd	79.6	5.8%	A+	1.3%
Swiss Reinsurance Company Ltd	68.6	5.0%	AA-	25.8%
Pie Casualty Insurance Company	$44.1	3.2%	Not rated	100.0%

	December 31, 2021
	Balance	% of Total	S&P rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$355.9	29.3%	Not rated	100.0%
General Insurance Corporation of India (1)	140.9	11.6%	BBB	89.4%
Swiss Reinsurance Company, Ltd.	34.8	2.9%	AA-	13.4%
Argo Capital Group Ltd.	28.6	2.4%	Not rated	100.0%
Lloyd’s of London	$27.4	2.3%	A+	51.8%
(1) Reflects an AM Best rating of "B++" (Good).
14. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
The Company's assets in scope of the current expected credit loss assessment as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Insurance and reinsurance balances receivable, net (1)	$1,876.9	$1,708.2
Loss and loss adjustment expenses recoverable, net	1,376.2	1,215.3
Other assets (2)	52.4	14.5
Total assets in scope	$3,305.5	$2,938.0
(1)As of December 31, 2022, one counterparty’s insurance and reinsurance balances receivable of $236.5 million exceeded 10% of the Company’s total insurance and reinsurance balances receivable (December 31, 2021 - no counterparties exceeded 10%).
(2)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $34.3 million as of December 31, 2022 (December 31, 2021 - $21.6 million). For the year ended December 31, 2022, the Company recorded current expected credit losses of $12.7 million (2021 - $21.0 million and 2020 - $0.6 million). These amounts are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of December 31, 2022, approximately 55% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 78% were rated A- or better.

15. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$264.3	6.0%	$303.1	4.1%
Unamortized discount	(5.7)		(6.8)
2017 SEK Subordinated Notes, carrying value	258.6		296.3
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	4.8		6.0
2016 Senior Notes, carrying value	404.8		406.0
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.4)		(0.6)
2015 Senior Notes, carrying value	114.6		114.4
Total debt	$778.0		$816.7
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
As a result of the Company’s merger with SIG, the Company assumed the existing and outstanding aggregate principal amount of the 2017 SEK Subordinated Notes pursuant to the First Supplemental Subordinated Indenture, dated May 27, 2021, among SIG, the Company and The Bank of New York Mellon, as trustee (the “Trustee”). The Company was in compliance with all debt covenants as of and for the period ended December 31, 2022.
For the year ended December 31, 2022, the Company recorded $13.2 million of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes (2021 - $11.1 million). For the year ended December 31, 2022, the Company also recognized $38.0 million of foreign exchange (losses) gains on the translation of the 2017 SEK Subordinated Notes into USD from SEK (2021 - $25.2 million).
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
As a result of the Company’s merger with SIG, the Company assumed the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee. The Company was in compliance with all debt covenants as of and for the period ended December 31, 2022.
For the year ended December 31, 2022, the Company recorded $17.2 million of interest expense, inclusive of amortization of premium, on the 2016 Senior Notes (2021 - $14.7 million).

2015 Senior Notes
As of December 31, 2022, the Company had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Company was in compliance with all debt covenants as of and for the years ended December 31, 2022 and December 31, 2021.
As a result of the Company’s merger with Third Point Re (USA) Holdings Inc, the Company acquired the existing and outstanding aggregate principal amount of the 2015 Senior Notes pursuant to the Second Supplemental Indenture, dated December 31, 2021, among Third Point Re (USA) Holdings Inc, the Company and the Trustee.
For the year ended December 31, 2022, the Company recorded $8.2 million of interest expense, inclusive of amortization of issuance costs, on the 2015 Senior Notes (2021 - $8.2 million).
Interest expense
Total interest expense incurred by the Company for its indebtedness for the year ended December 31, 2022 was $38.6 million (2021 - $34.0 million).
Standby letter of credit facilities
As of December 31, 2022, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$380.0	$288.0	$15.8	$205.9
Uncommitted - Secured letters of credit facilities	n/a	982.4	18.5	1,188.5
		$1,270.4	$34.3	$1,394.4
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of December 31, 2022, there were no outstanding borrowings under the Facility.
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

The following is a summary of the Company’s income (loss) before income tax (expense) benefit by jurisdiction for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Bermuda	$(151.7)	$178.5	$113.6
U.S.	(47.0)	21.8	38.1
U.K.	(9.7)	1.9	0.2
Sweden	(174.6)	(138.1)	—
Luxembourg	(37.2)	(20.5)	—
Other	(2.5)	1.5	—
Income (loss) before income tax (expense) benefit	$(422.7)	$45.1	$151.9
For the years ended December 31, 2022, 2021 and 2020, income tax (expense) benefit consisted of the following:

	2022	2021	2020
Current tax (expense) benefit:
U.S. Federal	$1.6	$(3.5)	$(0.1)
State	(0.9)	(1.8)	—
Non-U.S.	(3.2)	(18.2)	—
Total current tax (expense) benefit	(2.5)	(23.5)	(0.1)
Deferred tax (expense) benefit:
U.S. Federal	20.7	(13.1)	(8.0)
State	2.0	(4.8)	—
Non-U.S.	16.5	52.1	—
Total deferred tax (expense) benefit	39.2	34.2	(8.0)
Total income tax (expense) benefit	$36.7	$10.7	$(8.1)
Effective Rate Reconciliation
The following table presents a reconciliation of expected income taxes to income tax (expense) benefit for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Tax (expense) benefit at the 0% Bermuda statutory rate	$—	$—	$—
Differences in taxes resulting from:
Non-Bermuda earnings	52.9	17.6	(8.0)
Change in valuation allowance	(14.3)	10.5	—
Foreign currency effects	(10.7)	(19.0)	—
Change in uncertain tax positions	8.0	(8.0)	(0.1)
Provision-to-return true up	3.9	(0.5)	—
Tax rate change	2.7	4.3	—
Tax on Safety Reserve	(2.4)	(1.0)	—
Non-taxable/deductible income	(1.4)	7.2	—
Other, net	(1.3)	0.5	—
State taxes expense	(0.7)	(0.9)	—
Total income tax (expense) benefit	$36.7	$10.7	$(8.1)

For the year ended December 31, 2022, the non-Bermuda component of pre-tax income (loss) was $(270.8) million (2021 - $(133.5) million and 2020 - $38.3 million).
The Tax Cuts and Jobs Act (“TCJA”) includes a Base Erosion and Anti-Abuse Tax (“BEAT”) provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to

12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of December 31, 2022 and December 31, 2021.
The Company has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or to one of its intermediary subsidiaries as dividends or otherwise, they may be subject to withholding tax by the source country and/or income tax by the recipient country. The Company generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in connection with guidance and proposals from the Organization for Economic Cooperation and Development (OECD). Accordingly, such payments or distributions may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments. It is not practicable to estimate the income tax liabilities that might be incurred if such earnings were remitted since it is driven by facts at the time of distribution.
Deferred Tax Inventory
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Non-U.S. net operating loss carryforwards	$301.1	$273.3
Unearned premiums	22.1	13.4
U.S. federal net operating loss and capital carryforwards	17.8	19.4
Purchase accounting	16.9	17.8
Tax credit carryforwards	16.0	26.2
Investment basis differences	10.7	5.9
Discounting of loss and loss adjustment expense reserves	9.3	7.6
Unrealized losses on investments	9.0	—
Incentive compensation and benefit accruals	5.8	5.7
Deferred interest	4.3	3.9
Allowance for doubtful accounts	4.0	2.9
Other items	4.0	5.2
Total gross deferred tax assets	421.0	381.3
Valuation allowance	(114.3)	(113.3)
Total adjusted deferred tax asset	$306.7	$268.0

Deferred tax liabilities:
Safety reserve	$126.5	$150.1
Deferred acquisition costs	22.5	6.7
Intangible assets	13.4	14.3
Foreign currency translation on investments	0.9	1.7
Unrealized gains on investments	—	3.8
Other Items	2.9	4.8
Total deferred tax liabilities	166.2	181.4
Net deferred tax assets	$140.5	$86.6
Of the net deferred tax asset, net of valuation allowance, of $140.5 million as of December 31, 2022, $70.9 million relates to net deferred tax assets in U.S. subsidiaries, $129.6 million relates to net deferred tax assets in Luxembourg subsidiaries,

$5.2 million relates to net deferred tax liabilities in UK subsidiaries, $53.9 million relates to net deferred tax liabilities in Sweden subsidiaries, and $0.9 million relates to net deferred tax liabilities in other jurisdictions.
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
Based on this approach, for the year ended December 31, 2022, the Company recorded $114.3 million in the valuation allowance applicable to deferred tax assets. Of the $114.3 million, $69.4 million relates to net operating loss carryforwards in Luxembourg subsidiaries, $38.5 million relates primarily to net operating loss carryforward in the United Kingdom and $6.4 million relates to foreign tax credits in the United States.
Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2022, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2022
	United States	Luxembourg	Sweden	U.K.	Total
2023-2027	$3.0	$—	$—	$—	$3.0
2028-2042	63.0	74.8	—	—	137.8
No expiration date	21.1	723.6	312.1	150.3	1,207.1
Total	87.1	798.4	312.1	150.3	1,347.9
Gross deferred tax asset	18.0	199.1	64.3	37.6	319.0
Valuation allowance	—	(69.4)	—	(37.6)	(107.0)
Net deferred tax asset	$18.0	$129.7	$64.3	$—	$212.0
The Company expects to utilize net operating loss carryforwards in Luxembourg of $524.1 million but does not expect to utilize the remainder based on forecasted taxable income. The U.S. net operating loss carryforwards of $87.1 million are subject to an annual limitation on utilization under Internal Revenue Code Section 382. Of the Section 382 limited loss carryforwards, $3.0 million will expire between 2023 and 2025, $63.0 million will expire between 2036 and 2039 and the remaining $21.1 million does not expire. The Company expects to utilize all of the U.S. net operating loss carryforwards.
Foreign Tax Credits
As of December 31, 2022, there are U.S. foreign tax credits carryforwards available of $8.1 million, of which minimal amount expires in 2023 and the remaining will expire between 2024 and 2031. As of December 31, 2022, there are alternative minimum tax credit carryforwards of $0.1 million which do not expire and are expected to become fully refundable beginning in the 2024 tax year under the TCJA. Further, there are Swedish foreign tax credits carryforwards available of $7.8 million and will start to expire in 2026.
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

The following table is a reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2022 and 2021:

	Permanent differences (1)	Temporary differences (2)	Interest and penalties (3)	Total
Balance as of January 1, 2021	$1.1	$—	$0.5	$1.6
Acquisition of Sirius Group	0.7	0.1	0.1	0.9
Changes in prior year tax positions	(0.1)	(0.1)	0.1	(0.1)
Tax positions taken during the current year	8.0	0.3	—	8.3
Balance as of December 31, 2021	9.7	0.3	0.7	10.7
Changes in prior year tax positions	(8.0)	(0.3)	—	(8.3)
Lapse in statute of limitations	(0.1)	—	—	(0.1)
Balance as of December 31, 2022	$1.6	$—	$0.7	$2.3
(1)Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
(2)Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the consolidated balance sheets and its tax basis.
(3)Net of tax benefit.
As of December 31, 2022, the total reserve for unrecognized tax benefits is $2.3 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of December 31, 2022 would be recorded as an income tax benefit and would impact the effective tax rate.
The Company classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2022, the Company did not recognize interest expense, net of any tax benefit (2021 - $0.1 million and 2020 - none). As of December 31, 2022, the balance of accrued interest, net of any tax benefit, is $0.7 million (2021 - $0.7 million).
Tax Examinations
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2018.
17. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Common shares issued and outstanding, beginning of year	161,929,777	95,582,733	94,225,498
Issuance of common shares, net of forfeitures and shares withheld	942,923	3,133,969	1,012,939
Shares repurchased	(695,047)	—	—
Options exercised	—	220,000	—
Performance restricted shares granted, net of forfeitures and shares withheld	—	(1,431,963)	344,296
Issuance of common shares for Sirius Group acquisition	—	58,331,196	—
Issuance of common shares to related party	—	6,093,842	—
Common shares issued and outstanding, end of year	162,177,653	161,929,777	95,582,733
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the years ended December 31, 2022, 2021 and 2020, the Company did not pay any dividends to its common shareholders.
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
During the year ended December 31, 2022, the Company declared and paid dividends of $16.0 million (2021 - $12.1 million) to the Series B preference shareholders.
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
During the year ended December 31, 2022, the Company repurchased 695,047 of its common shares in the open market for $5.0 million at a weighted average cost, including commissions, of $7.17 per share. Common shares repurchased by the Company during the period were retired.
As of December 31, 2022 the Company was authorized to repurchase up to an aggregate of $56.3 million of outstanding common shares, CVRs and warrants under its repurchase program.
18. Share-based compensation and employee benefit plans
Share-based compensation
As of December 31, 2022, the Company’s share-based awards consisted of Restricted Share Units (“RSUs”), Performance Share Units (“PSUs”), Restricted Share Awards (“RSAs”) and options.
As part of the 2022-2024 annual long-term incentive award cycle, the Company granted to its employees a number of RSUs pursuant to the terms and conditions of the SiriusPoint Ltd. 2013 Omnibus Incentive Plan. The RSUs generally vest over three years in equal, one-third installments on each anniversary of the award grant date subject to continued provision of services through the applicable vesting date. As of December 31, 2022, 17,018,916 (December 31, 2021 - 18,532,406) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The total share-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 was $26.8 million, $22.6 million and $6.6 million, respectively.
As of December 31, 2022, the Company had $24.2 million (December 31, 2021 - $37.0 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.7 years (December 31, 2021 - 2.4 years).

Restricted Share Units
RSU activity for the year ended December 31, 2022 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2022	3,428,888	$10.14
Granted	4,928,981	6.53
Forfeited	(1,214,252)	5.89
Vested	(1,982,204)	9.85
Balance as of December 31, 2022	5,161,413	$7.29
RSUs with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted Share Awards
Restricted share award activity for the year ended December 31, 2022 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2022	2,590,194	$10.13
Granted	237,118	6.01
Forfeited	(292,989)	8.80
Vested	(825,715)	10.22
Balance as of December 31, 2022	1,708,608	$7.40
RSAs vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Performance Share Units
PSU activity for the year ended December 31, 2022 was as follows:

	Number of non- vested PSUs	Number of non- vested PSUs probable of vesting	Weighted average grant date fair value of PSUs probable of vesting
Balance as of January 1, 2022	1,085,294	1,085,294	$10.30
Granted	—	—	—
Forfeited	(495,502)	(495,502)	10.33
Vested	(13,114)	(13,114)	10.36
Balance as of December 31, 2022	576,678	576,678	$9.85
PSUs vest over four distinct performance periods subject to participant’s continued provision of services to the Company until the vesting date.
Options
The share options issued to management under the Share Incentive Plan are subject to a service condition. The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model used the following assumptions for options granted during the year ended December 31, 2022 and December 31, 2021 (there were no options granted for the year ended December 31, 2020):

	2022	2021
Dividend yield	—%	—%
Risk free interest rate	3.57%	1.55%
Expected volatility(1)	32.30%	34.17%
Expected life (in years)	6.3	6.5
Weighted average grant date fair value	$1.93	$3.28
(1) The volatility assumption used was based on the average estimated volatility of a reinsurance peer group.
The options activity for the years ended December 31, 2022 were as follows:

	Number of options	Weighted average exercise price
Outstanding as of January 1, 2022	7,087,095	$12.61
Granted	2,905,709	6.94
Forfeited and expired	(4,650,065)	12.92
Exercised	—	—
Outstanding as of December 31, 2022	5,342,739	9.25
Exercisable as of December 31, 2022	2,781,527	$11.01
As of December 31, 2022 the weighted average remaining contractual term for options outstanding and exercisable was 4.0 years and 1.6 years, respectively (2021 - 2.0 years and 2.1 years, respectively).
As of December 31, 2022, the aggregate intrinsic value of options outstanding and options exercisable was immaterial (December 31, 2021 - nil). For the year ended December 31, 2022, the Company did not receive proceeds from the exercise of options (2021 - $2.2 million).
Employee Benefit Plans
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
As of December 31, 2022, the projected benefit obligation of SiriusPoint International’s various benefit plans was $18.3 million (2021 - $20.4 million) and the funded status was $6.0 million (2021 - $2.3 million). As of December 31, 2022, the Swedish plan had a funded status of $7.6 million (2021 - $6.0 million) and the German plan had a funded status of $(1.6) million (2021 - $(3.7) million). The accumulated benefit obligation for the year ended December 31, 2022 was $13.5 million (2021 - $20.4 million).
Defined contribution plans
In the United Kingdom, SiriusPoint International contributes 12% of the employee's salary. Contributed funds are invested into an annuity of the employee's choice. In Belgium, SiriusPoint International contributes 6.5% - 8.5% of the employee's salary. In Switzerland, employees are eligible to participate in an industry-sponsored pension plan, which is a combination of a defined contribution and a defined benefit plan. SiriusPoint International incurs 60% - 70% of the total premium charges and the employees incur the remaining 30% - 40%. In Sweden, the insurance industry’s occupational pension plan is a combination of a defined contribution and a defined benefit plan, in which SiriusPoint International contributes 5.5% - 31.3% of the employee's salary dependent on base salary. In Bermuda, SiriusPoint Bermuda's employees are eligible for retirement benefits through defined contribution retirement plans. SiriusPoint Bermuda and employees contribute an amount equal to a specified percentage of each employee's salary. The Company’s U.S. subsidiaries’ employees are eligible for retirement benefits through 401(k) retirement savings plans. These plans provide qualifying employees with matching contributions from the Company based on the amount of employee contribution. Total expenses related to the Company’s contributions to the above defined contribution plans was $6.1 million for the year ended December 31, 2022 (2021 - $6.9 million and 2020 - $0.9 million).
19. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Weighted-average number of common shares outstanding:	($ in millions, except share and per share amounts)
Basic number of common shares outstanding	160,228,588	148,667,770	92,510,090
Dilutive effect of options	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of restricted share units	—	1,488,696	447,709
Diluted number of common shares outstanding	160,228,588	150,156,466	92,957,799
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(402.8)	$44.6	$143.5
Net income allocated to SiriusPoint participating common shareholders	—	(3.4)	(1.1)
Net income (loss) allocated to SiriusPoint common shareholders	$(402.8)	$41.2	$142.4
Basic earnings (loss) per share available to SiriusPoint common shareholders	$(2.51)	$0.28	$1.54
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$(402.8)	$44.6	$143.5
Net income allocated to SiriusPoint participating common shareholders	—	(3.4)	(1.1)
Net income (loss) allocated to SiriusPoint common shareholders	$(402.8)	$41.2	$142.4
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$(2.51)	$0.27	$1.53
For the years ended December 31, 2022, 2021 and 2020, options of 4,257,266, 7,087,095 and 3,741,266, respectively, and warrants of 31,123,755, 31,123,755 and 3,494,979, respectively, were excluded from the computation of diluted earnings (loss) per share available to SiriusPoint common shareholders.
For the year ended December 31, 2021, Upside Rights of 10,000,000 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
20. Related party transactions
In addition to the transactions disclosed in Notes 7 and 11 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
Insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross written premiums of $336.4 million during the year ended December 31, 2022 (2021 - $214.0 million). As of December 31, 2022, the Company had total receivables from these related parties of $59.6 million and payables of $4.6 million (2021 - $35.6 million and no payables).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Third Point Enhanced LP	$100.3	$878.2
Third Point Venture Offshore Fund I LP	26.0	31.4
Third Point Venture Offshore Fund II LP	2.5	—
Investments in related party investment funds, at fair value	128.8	909.6
Third Point Optimized Credit Portfolio (1)(2)	530.7	—
Total investments managed by related parties	$659.5	$909.6
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets.
(2)Includes $59.9 million of asset-backed securities withdrawn as a redemption in-kind from the TP Enhanced Fund.
As of December 31, 2022, $350.0 million of withdrawals from the TP Enhanced Fund remain to be reinvested in, or contractually committed to, the TPOC Portfolio or other Third Point strategies, pursuant to the 2022 LPA.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Management and advisory fees	$7.3	$17.9	$14.5
Performance fees - fixed income and other investments (1)	—	—	14.0
Performance fees (before loss carryforward)	(1.2)	75.7	51.8
Performance fees - loss carryforward utilized	—	—	(0.5)
Total management and performance fees to related parties (2)	$6.1	$93.6	$79.8
(1)Pursuant to the terms of the 2020 LPA, the performance of certain fixed income and other investments managed by Third Point LLC were subject to 20% performance fees for the year ended December 31, 2020 only.
(2)Management, advisory and performance fees for the Related Party Investment Funds, where applicable, are presented within net realized and unrealized investment gains from related party investment funds in the consolidated statements of income (loss)
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
Pursuant to the 2022 IMA, effective February 23, 2022, the Company will also pay Third Point LLC a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the TPOC Portfolio, net of any expenses, and a fixed advisory fee of $1.5 million per annum.
Performance fees
Third Point Enhanced LP
Pursuant to the 2019 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investments in related party investment fund, at fair value” on the Company’s consolidated balance sheet since the fees are charged at the TP Enhanced Fund level.
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
Third Point Optimized Credit
Pursuant to the 2022 IMA, the Company will pay Third Point LLC, from the assets of each sub-account, an annual incentive fee equal to 15% of outperformance over a specified benchmark. The performance fee is included as part of Net investment income on the Company’s consolidated statements of income (loss).

21. Commitments and contingencies
Concentrations of credit risk
The Company has exposure to credit risk as it relates to its business written through brokers, if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company may remain liable to the insured for the deficiency. These brokers are fairly large and well established, and there are no indications they are financially distressed. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. The following table sets forth the Company’s premiums written by source that individually contributed more than 10% of total gross premiums written for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
Aon Corporation and subsidiaries	$625.5	18.3%	$536.6	24.0%	$189.1	32.1%
Guy Carpenter & Company and subsidiaries	441.9	13.0%	414.1	18.5%	164.6	28.0%
Arthur J. Gallagher & Co. and subsidiaries	216.8	6.4%	244.2	10.9%	67.6	11.5%
Other	2,125.5	62.3%	1,041.6	46.6%	167.2	28.4%
	$3,409.7	100.0%	$2,236.5	100.0%	$588.5	100.0%
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
Lloyd's Central Fund
The Lloyd's Central Fund is available to satisfy claims if a member of Lloyd's is unable to meet its obligations to policyholders. The Company has an obligation to pay contributions to the Lloyd's Central Fund each year based on gross written premium. The Company estimates the Lloyd's Central Fund contributions to be $0.6 million (based on the December 31, 2022 GBP to USD exchange rate) which is 0.35% of gross written premium. The Council of Lloyd's have the power to levy an additional contribution on members if it considered necessary, and the maximum additional contribution is currently 5.0% of capacity.
Financing
See Note 15 for additional information related to the Company’s debt obligations.
Letters of Credit
See Note 15 for additional information related to the Company’s letter of credit facilities.
Liability-classified capital instruments
See Note 3 for additional information related to the contingent value consideration components of the Sirius Group acquisition.

Promissory Note & Loan Agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of December 31, 2022.
On July 2, 2021, the Company entered into a loan and security agreement with Joyn, pursuant to which the Company has lent Joyn $11.5 million. In the year ended December 31, 2022, $1.4 million of unsecured promissory notes were also issued by Joyn to the Company, of which $0.3 million was subsequently repaid. As a part of Joyn’s recapitalization in December 2022, all outstanding promissory notes and the loan were converted into equity.
On March 7, 2022, the Company entered into an Unsecured Convertible Promissory Note agreement with Player’s Health, pursuant to which the Company has lent $8.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 6.0% per annum.
Restructuring Plan
On November 2, 2022, the Company announced a restructuring of our underwriting platform to support the future shape of our business. In line with our strategy to strengthen underwriting results and align our operating platform to our business portfolio, we have made changes to the structure and composition of our international branch network (the "Restructuring Plan"). In the fourth quarter of 2022, the Company incurred approximately $30.0 million of costs to implement the Restructuring Plan, which primarily related to severance expense. These costs were included as part of net corporate and other expenses on the Company’s consolidated statements of income (loss).
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
Leases
The Company operates in Bermuda, the United States and Europe, and leases office space under various non-cancelable operating lease agreements.
During the year ended December 31, 2022, the Company recognized operating lease expense of $12.8 million (2021 - $10.5 million and 2020 - $0.9 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases. As of December 31, 2022 the Company had $25.9 million (December 31, 2021 - $27.4 million) of operating lease right-of-use assets included in other assets. As of December 31, 2022 the Company had $30.3 million (December 31, 2021 - $32.5 million) of operating lease liabilities included in accounts payable, accrued expenses and other liabilities.
The following table presents the lease balances within the consolidated balance sheets as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$25.9	$27.4
Operating lease liabilities	$30.3	$32.5

Weighted average lease term (years)	5.5	5.0
Weighted average discount rate	3.1%	2.4%

Future minimum rental commitments as of December 31, 2022 under these leases are expected to be as follows:

Future Payments
2023	$9.2
2024	5.9
2025	4.6
2026	3.7
2027 and thereafter	9.7
Total future annual minimum rental payments	33.1
Less: present value discount	(2.8)
Total lease liability as of December 31, 2022	$30.3
22. Statutory requirements
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
The BMA acts as the group supervisor for the Company. The Company is currently completing its group BSCR for the year ended December 31, 2022, which must be filed with the BMA on or before May 31, 2023, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. During 2022 and 2021, the Company did not pay any dividends to its common shareholders.
The Company has two Bermuda based insurance subsidiaries: SiriusPoint Bermuda, a Class 4 insurer, and Alstead Re, a Class 3A insurer. Each of these Bermuda insurance subsidiaries are registered under the Insurance Act and are subject to regulation and supervision of the BMA. The Company is currently completing its BSCRs for SiriusPoint Bermuda and Alstead Re for the year ended December 31, 2022, which must be filed with the BMA on or before April 30, 2023, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. Each of the Company’s Bermuda based insurance subsidiaries met their target level of required statutory economic capital and surplus for the year ended December 31, 2021. The following is a summary of available and required statutory economic capital and surplus of the Bermuda based insurance subsidiaries as of December 31, 2021:

December 31, 2021
Available statutory economic capital and surplus
SiriusPoint Ltd.	$3,119.1
SiriusPoint Bermuda	3,333.5
Alstead Re	4.6
Required statutory economic capital and surplus
SiriusPoint Ltd.	1,558.3
SiriusPoint Bermuda	1,531.6
Alstead Re	$1.6
The following is a summary of the statutory net income (loss) for the Bermuda based insurance subsidiaries for the years ended December 31, 2022 and 2021:

	2022	2021
SiriusPoint Bermuda	$(360.1)	$90.6
Alstead Re	$0.9	$(0.4)
The Bermuda based insurance subsidiaries are also required to maintain a minimum liquidity ratio whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2022, all liquidity ratio requirements were met.
SiriusPoint Bermuda’s ability to pay dividends is limited under Bermuda law and regulations. SiriusPoint Bermuda may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, SiriusPoint Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless SiriusPoint Bermuda files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause SiriusPoint Bermuda to fail to meet its capital requirements. As of December 31, 2022, SiriusPoint Bermuda could pay dividends of approximately $713.5 million (2021 - $844.4 million) without providing an affidavit to the BMA. SiriusPoint Bermuda indirectly owns SiriusPoint International, SiriusPoint America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions.
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
The Company participates in the Lloyd's market through the 100% ownership of SiriusPoint Corporate Member Ltd., a Lloyd's corporate member, which in turn provides underwriting stamp capacity to Syndicate 1945. The Company has its own Lloyd's managing agent, SiriusPoint International Managing Agency, which manages Syndicate 1945. Lloyd's approved net capacity for 2022 was £89.0 million, or approximately $107.5 million (based on the December 31, 2022 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
SiriusPoint International is subject to regulation and supervision by the Swedish Financial Supervisory Authority ("SFSA"). Under Solvency II, the SFSA also acts as the European Economic Area group supervisor, with Sirius Group International S.a.r.l. ("SGI") serving as the highest European entity subject to the SFSA's group supervision. Solvency II regulation in Europe gives the SFSA the option to waive European-level group supervision if certain legal requirements are met. As of December 31, 2022, the SFSA has not exercised this option.
For the year ended December 31, 2022, SiriusPoint International’s statutory net income (loss) was $(69.6) million (2021 - $289.5 million). The Company is currently completing its statutory returns for SiriusPoint International and SGI for the year ended December 31, 2022, which must be filed with the SFSA on or before April 8, 2023 and May 20, 2023, respectively, and at this time, the Company believes it will exceed the target level of required capital and surplus.
SiriusPoint International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the SFSA. Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. SiriusPoint International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2022, SiriusPoint International had $437.4 million (based on the December 31, 2022 SEK to USD exchange rate) of unrestricted equity on a stand alone basis (the lower of the two approaches) available to pay dividends in 2022 (2021 - $560.3 million). The amount of dividends available to be paid by SiriusPoint International in any given year is also subject to cash flow and earnings generated by SiriusPoint International's business, the maintenance of adequate solvency capital ratios for SiriusPoint International and the consolidated SGI group, as well as to dividends received from its subsidiaries. Earnings generated by SiriusPoint International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During 2022, SiriusPoint International did not declare a dividend and paid SEK 25.1 million (or $2.3 million on date of payment) of dividends declared prior to 2022.
U.S.
SiriusPoint America, SiriusPoint Specialty Insurance Corporation (“SiriusPoint Specialty”) and Oakwood Insurance Company (“Oakwood”) are subject to regulation and supervision by the National Association of Insurance Commissioners ("NAIC") and the department of insurance in the state of domicile. The NAIC uses risk-based capital ("RBC") standards for U.S. property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. As of December 31, 2022, the NAIC risk-based capital authorized control level for SiriusPoint America, SiriusPoint Specialty, and Oakwood was $152.2 million, $9.2 million and $0.3 million, respectively, and the subsidiaries’ available capital exceeded their respective RBC requirements.
The following is a summary of estimated actual and required statutory capital and surplus of the U.S. based insurance and reinsurance subsidiaries as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Actual statutory capital and surplus
SiriusPoint America	$508.8	$581.5
SiriusPoint Specialty	57.0	55.2
Oakwood	39.4	39.7
Required statutory capital and surplus(1)
SiriusPoint America	152.2	112.4
SiriusPoint Specialty	46.0	47.0
Oakwood	$7.5	$7.5
(1)Equals the authorized control level of the NAIC risk-based capital.

The following is a summary of the statutory net income (loss) for the U.S. based insurance and reinsurance subsidiaries for the years ended December 31, 2022 and 2021:

	2022	2021
SiriusPoint America	$(56.2)	$28.9
SiriusPoint Specialty	(8.1)	(7.1)
Oakwood	$(0.2)	$(0.4)
The principal differences between the statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities.
Under the normal course of business, SiriusPoint America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, SiriusPoint America has dividend capacity as of December 31, 2022, without prior regulatory approval. As of December 31, 2022, SiriusPoint America had approximately $508.8 million (2021 - $581.5 million) of statutory surplus and $9.9 million (2021 - $69.0 million) of earned surplus, and could pay approximately $9.9 million (2021 - $11.0 million) to its parent company. During 2022, SiriusPoint America did not pay a dividend to its immediate parent.
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
As of December 31, 2022, SiriusPoint International's Safety Reserve was SEK 6.0 billion, or $0.6 billion (based on the December 31, 2022 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($118.9 million based on the December 31, 2022 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.

SIRIUSPOINT LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
As of December 31, 2022
(expressed in millions of U.S. dollars)

	Cost or amortized cost	Fair value	Balance sheet value
Assets
Asset-backed securities	$234.1	$230.7	$230.7
Residential mortgage-backed securities	354.3	340.7	340.7
Commercial mortgage-backed securities	62.1	61.2	61.2
Bank debt	—	—	—
Corporate debt securities	428.5	415.7	415.7
U.S. government and government agency	1,561.9	1,550.6	1,550.6
Non-U.S. government and government agency	37.2	36.6	36.6
Total debt securities, available for sale	2,678.1	2,635.5	2,635.5
Asset-backed securities	575.5	553.7	553.7
Residential mortgage-backed securities	155.9	133.6	133.6
Commercial mortgage-backed securities	130.5	113.4	113.4
Corporate debt securities	391.4	363.5	363.5
U.S. government and government agency	278.6	270.4	270.4
Non-U.S. government and government agency	95.8	88.2	88.2
Preferred stocks	2.4	3.2	3.2
Total debt securities, trading	1,630.1	1,526.0	1,526.0
Total short-term investments	984.5	984.6	984.6
Total equity securities	1.8	1.6	1.6
Total other long-term investments	159.0	176.0	176.0
Total investments in securities	$5,453.5	$5,323.7	$5,323.7

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Balance Sheets
As of December 31, 2022 and 2021
(expressed in millions of U.S. dollars)

	December 31, 2022	December 31, 2021
Assets
Total investments	$19.4	$13.0
Cash and cash equivalents	5.6	7.9
Investment in subsidiaries	2,875.9	3,405.6
Amounts due from affiliates	14.7	—
Other assets	12.8	12.7
Total assets	$2,928.4	$3,439.2
Liabilities
Accounts payable, accrued expenses and other liabilities	$15.3	$17.4
Amounts due to affiliates	—	13.6
Liability-classified capital instruments	60.4	87.8
Debt	778.0	816.7
Total liabilities	853.7	935.5
Shareholders’ equity
Series B preference shares	200.0	200.0
Common shares	16.2	16.2
Additional paid-in capital	1,641.3	1,622.7
Retained earnings	262.2	665.0
Accumulated other comprehensive loss	(45.0)	(0.2)
Total shareholders’ equity	2,074.7	2,503.7
Total liabilities and shareholders’ equity	$2,928.4	$3,439.2
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Income
For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Revenues
Total realized and unrealized investment gains and net investment income	$6.4	$1.3	$—
Other revenues	30.6	100.2	—
Equity in earnings (losses) of subsidiaries	(360.2)	90.1	169.9
Total revenues	(323.2)	191.6	169.9
Expenses
Net corporate and other expenses	64.9	109.5	26.4
Interest expense	38.6	34.0	—
Foreign exchange gains	(38.1)	(18.2)	—
Total expenses	65.4	125.3	26.4
Income (loss) before income tax (expense) benefit	(388.6)	66.3	143.5
Income tax (expense) benefit	1.8	(8.2)	—
Net income (loss) available to SiriusPoint	(386.8)	58.1	143.5
Dividends on Series B preference shares	(16.0)	(13.5)	—
Net income (loss) available to SiriusPoint common shareholders	$(402.8)	$44.6	$143.5
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Income
For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Comprehensive income (loss)
Net income (loss) available to SiriusPoint	$(386.8)	$58.1	$143.5
Other comprehensive loss
Change in foreign currency translation, net of tax	(5.0)	(0.2)	—
Unrealized gains (losses) from debt securities held as available for sale investments	(42.5)	—	—
Reclassifications from accumulated other comprehensive income	2.7	—	—
Total other comprehensive loss	(44.8)	(0.2)	—
Comprehensive income (loss) available to SiriusPoint	$(431.6)	$57.9	$143.5
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Cash Flow
For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Operating activities
Net income (loss) available to SiriusPoint	$(386.8)	$58.1	$143.5
Adjustments to reconcile net income available to SiriusPoint to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	360.2	(90.1)	(169.9)
Dividend received by parent	125.0	74.0	135.2
Share compensation expense	30.6	11.7	0.7
Net realized and unrealized gain on investments and derivatives	(6.4)	(1.3)	—
Amortization of premium and accretion of discount, net	(0.5)	(0.7)	—
Other revenues	(27.4)	(100.1)	—
Other items, net	(38.0)	(25.4)	—
Changes in assets and liabilities:
Other assets	(0.1)	0.8	(4.2)
Accounts payable, accrued expenses and other liabilities	(2.5)	15.8	(2.4)
Amounts due from (to) affiliates	(28.3)	86.1	(102.3)
Net cash provided by operating activities	25.8	28.9	0.6
Investing activities
Purchases of investments	—	(11.8)	—
Proceeds from sales and maturities of investments	—	4.1	—
Acquisition of Sirius Group	—	(51.6)	—
Net cash used in investing activities	—	(59.3)	—
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	—	50.8	—
Taxes paid on withholding shares	(7.1)	(0.5)	(0.4)
Purchases of SiriusPoint common shares under share repurchase program	(5.0)	—	—
Cash dividends paid to preference shareholders	(16.0)	(12.2)	—
Net cash provided by (used in) financing activities	(28.1)	38.1	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2.3)	7.7	0.2
Cash, cash equivalents and restricted cash at beginning of year	7.9	0.2	—
Cash, cash equivalents and restricted cash at end of year	$5.6	$7.9	$0.2
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule III - Supplementary Insurance Information
As of and for the years ended December 31, 2022, 2021 and 2020
(expressed in millions of U.S. dollars)

	As of and for the year ended December 31, 2022
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Total realized and unrealized investment gains (losses) and net investment income	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$175.7	$3,512.2	$843.9	$1,213.1	$(3.9)	$855.9	$310.3	$113.8	$1,199.6
Insurance & Services	119.1	1,068.5	676.8	1,086.8	(2.2)	718.7	273.2	62.8	1,346.0
Corporate & Eliminations(1)	0.1	688.0	0.4	18.2	(316.6)	13.8	(121.6)	7.9	3.6
	$294.9	$5,268.7	$1,521.1	$2,318.1	$(322.7)	$1,588.4	$461.9	$184.5	$2,549.2

	As of and for the year ended December 31, 2021
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Total realized and unrealized investment gains (losses) and net investment income	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$147.5	$3,435.7	$687.5	$1,210.9	$0.3	$999.6	$302.7	$105.5	$1,124.9
Insurance & Services	71.2	511.1	498.4	522.8	(4.8)	320.6	149.7	29.2	652.8
Corporate & Eliminations(1)	0.1	894.6	12.5	(16.7)	317.0	6.3	(64.6)	24.1	(43.5)
	$218.8	$4,841.4	$1,198.4	$1,717.0	$312.5	$1,326.5	$387.8	$158.8	$1,734.2

	As of and for the year ended December 31, 2020
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Total realized and unrealized investment gains and net investment income	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$69.5	$1,084.1	$261.9	$575.6	$—	$459.5	$160.4	$24.0	$497.3
Insurance & Services	(0.9)	6.3	19.5	7.1	—	5.9	1.4	0.2	16.0
Corporate & Eliminations(1)	—	219.7	3.4	28.1	278.9	(0.1)	25.3	5.9	28.9
	$68.6	$1,310.1	$284.8	$610.8	$278.9	$465.3	$187.1	$30.1	$542.2
(1)Corporate & Eliminations includes the results of all runoff business and non-underwriting income and expenses.

SIRIUSPOINT LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2022, 2021 and 2020
(expressed in millions of U.S. dollars)

	Direct premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2022	$1,403.9	$860.5	$2,005.8	$2,549.2	78.7%
Year ended December 31, 2021	$718.0	$502.3	$1,518.5	$1,734.2	87.6%
Year ended December 31, 2020	$19.0	$46.3	$569.5	$542.2	105.0%

SIRIUSPOINT LTD.
Schedule VI - Supplementary Information for Property-Casualty Insurance Operations
As of and for the years ended December 31, 2022, 2021 and 2020
(expressed in millions of U.S. dollars)

	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium reserves	Net premiums earned	Total realized and unrealized investment gains (losses) and net investment income	Loss and loss expenses incurred related to current year	Loss and loss expenses incurred related to prior year	Acquisition costs, net	Net paid losses and loss expenses	Net premiums written
2022	$294.9	$5,268.7	$1,521.1	$2,318.1	$(322.7)	$1,609.7	$(21.3)	$461.9	$1,255.3	$2,549.2
2021	218.8	4,841.4	1,198.4	1,717.0	312.5	1,369.1	(42.6)	387.8	1,450.1	1,734.2
2020	$68.6	$1,310.1	$284.8	$610.8	$278.9	$431.5	$33.8	$187.1	$283.1	$542.2