Form 10-Q
period 2023-03-31
SiriusPoint Ltd
filed 2023-05-03
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of April 28, 2023, the registrant had 162,954,629 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2023 and December 31, 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	March 31, 2023	December 31, 2022
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2022 - $0.0) (cost - $3,585.9; 2022 - $2,678.1)	$3,565.9	$2,635.5
Debt securities, trading, at fair value (cost - $1,199.9; 2022 - $1,630.1)	1,120.2	1,526.0
Short-term investments, at fair value (cost - $595.3; 2022 - $984.5)	594.0	984.6
Investments in related party investment funds, at fair value	117.9	128.8
Other long-term investments, at fair value (cost - $372.9; 2022 - $392.0) (includes related party investments at fair value of $199.1 (2022 - $201.2))	361.9	377.2
Equity securities, trading, at fair value (cost - $1.6; 2022 - $1.8)	1.6	1.6
Total investments	5,761.5	5,653.7
Cash and cash equivalents	763.6	705.3
Restricted cash and cash equivalents	211.0	208.4
Redemption receivable from related party investment fund	11.6	18.5
Due from brokers	6.5	4.9
Interest and dividends receivable	33.5	26.7
Insurance and reinsurance balances receivable, net	2,261.0	1,876.9
Deferred acquisition costs, net	357.1	294.9
Unearned premiums ceded	462.3	348.8
Loss and loss adjustment expenses recoverable, net	1,392.0	1,376.2
Deferred tax asset	175.7	200.3
Intangible assets	161.9	163.8
Other assets	209.5	157.9
Total assets	$11,807.2	$11,036.3
Liabilities
Loss and loss adjustment expense reserves	$5,318.9	$5,268.7
Unearned premium reserves	1,833.1	1,521.1
Reinsurance balances payable	1,004.9	813.6
Deposit liabilities	141.2	140.5
Securities sold, not yet purchased, at fair value	19.4	27.0
Securities sold under an agreement to repurchase	20.3	18.0
Due to brokers	60.1	—
Accounts payable, accrued expenses and other liabilities	275.7	266.6
Deferred tax liability	59.4	59.8
Liability-classified capital instruments	47.0	60.4
Debt	779.2	778.0
Total liabilities	9,559.2	8,953.7
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 162,367,173; 2022 - 162,177,653)	16.2	16.2
Additional paid-in capital	1,642.6	1,641.3
Retained earnings	400.8	262.2
Accumulated other comprehensive loss, net of tax	(23.0)	(45.0)
Shareholders’ equity attributable to SiriusPoint shareholders	2,236.6	2,074.7
Noncontrolling interests	11.4	7.9
Total shareholders’ equity	2,248.0	2,082.6
Total liabilities, noncontrolling interests and shareholders’ equity	$11,807.2	$11,036.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

1

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2023 and 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	2023	2022
Revenues
Net premiums earned	$595.5	$529.3
Net realized and unrealized investment gains (losses)	11.3	(81.9)
Net realized and unrealized investment gains (losses) from related party investment funds	0.8	(131.0)
Net investment income	61.5	7.8
Net realized and unrealized investment gains (losses) and net investment income	73.6	(205.1)
Other revenues	15.8	37.2
Total revenues	684.9	361.4
Expenses
Loss and loss adjustment expenses incurred, net	267.1	340.1
Acquisition costs, net	119.7	108.5
Other underwriting expenses	52.2	47.2
Net corporate and other expenses	61.8	77.4
Intangible asset amortization	2.4	1.9
Interest expense	10.8	9.3
Foreign exchange (gains) losses	0.1	(19.4)
Total expenses	514.1	565.0
Income (loss) before income tax expense	170.8	(203.6)
Income tax expense	(25.8)	(9.7)
Net income (loss)	145.0	(213.3)
Net (income) loss attributable to noncontrolling interests	(2.4)	0.3
Net income (loss) available to SiriusPoint	142.6	(213.0)
Dividends on Series B preference shares	(4.0)	(4.0)
Net income (loss) available to SiriusPoint common shareholders	$138.6	$(217.0)
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.80	$(1.36)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.78	$(1.36)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	160,905,860	159,867,593
Diluted	164,130,946	159,867,593

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2023 and 2022
(expressed in millions of U.S. dollars)

	2023	2022
Comprehensive income (loss)
Net income (loss)	$145.0	$(213.3)
Other comprehensive income, net of tax
Change in foreign currency translation	(0.3)	0.8
Unrealized gains from debt securities held as available for sale investments	22.9	—
Reclassifications from accumulated other comprehensive losses	(0.6)	—
Total other comprehensive income	22.0	0.8
Comprehensive income (loss)	167.0	(212.5)
Net (income) loss attributable to noncontrolling interests	(2.4)	0.3
Comprehensive income (loss) available to SiriusPoint	$164.6	$(212.2)
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2023 and 2022
(expressed in millions of U.S. dollars)

	2023	2022
Series B preference shares
Balance, beginning of period	$200.0	$200.0
Issuance of preference shares, net	—	—
Balance, end of period	200.0	200.0
Common shares
Balance, beginning of period	16.2	16.2
Issuance of common shares, net	—	0.1
Common shares repurchased and retired	—	(0.1)
Balance, end of period	16.2	16.2
Additional paid-in capital
Balance, beginning of period	1,641.3	1,622.7
Issuance of common shares, net	—	—
Share compensation	2.5	5.3
Common shares repurchased and retired	—	(4.6)
Change in ownership interest in subsidiary	(1.2)	—
Balance, end of period	1,642.6	1,623.4
Retained earnings
Balance, beginning of period	262.2	665.0
Net income (loss)	145.0	(213.3)
Net (income) loss attributable to noncontrolling interests	(2.4)	0.3
Dividends on preference shares	(4.0)	(4.0)
Balance, end of period	400.8	448.0
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(45.0)	(0.2)
Net change in foreign currency translation adjustment
Balance, beginning of period	(5.2)	(0.2)
Net change in foreign currency translation adjustment	(0.3)	0.8
Balance, end of period	(5.5)	0.6
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	(39.8)	—
Unrealized gains from debt securities held as available for sale investments	22.9	—
Reclassifications from accumulated other comprehensive losses	(0.6)	—
Balance, end of period	(17.5)	—
Balance, end of period	(23.0)	0.6
Shareholders’ equity attributable to SiriusPoint shareholders	2,236.6	2,288.2
Noncontrolling interests	11.4	(0.7)
Total shareholders’ equity	$2,248.0	$2,287.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2023 and 2022
(expressed in millions of U.S. dollars)

	2023	2022
Operating activities
Net income (loss)	$145.0	$(213.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	5.6	11.1
Net realized and unrealized (gain) loss on investments and derivatives	(12.7)	72.8
Net realized and unrealized (gain) loss on investment in related party investment funds	(0.8)	131.0
Other revenues	25.1	(11.8)
Amortization of premium and accretion of discount, net	(20.2)	8.5
Amortization of intangible assets	2.4	1.9
Other items, net	(2.8)	(3.8)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(376.9)	(227.6)
Deferred acquisition costs and value of business acquired, net	(62.2)	(52.2)
Unearned premiums ceded	(113.5)	(122.9)
Loss and loss adjustment expenses recoverable, net	(15.8)	(63.3)
Deferred tax asset/liability	24.2	4.0
Other assets	(53.8)	22.9
Interest and dividends receivable	(6.8)	(2.4)
Loss and loss adjustment expense reserves	50.2	94.6
Unearned premium reserves	312.0	306.5
Reinsurance balances payable	191.3	85.2
Accounts payable, accrued expenses and other liabilities	3.9	(41.1)
Net cash provided by operating activities	94.2	0.1
Investing activities
Proceeds from redemptions from related party investment funds	18.5	350.0
Purchases of investments	(1,259.4)	(1,369.5)
Proceeds from sales and maturities of investments	1,188.5	919.7
Change in due to/from brokers, net	58.5	(28.6)
Net cash provided by (used in) investing activities	6.1	(128.4)
Financing activities
Taxes paid on withholding shares	(3.0)	(5.7)
Purchases of SiriusPoint common shares under share repurchase program	—	(4.7)
Proceeds from loans under an agreement to repurchase	2.3	—
Cash dividends paid to preference shareholders	(4.0)	(4.0)
Settlement of Contingent Value Rights	(38.5)	—
Net proceeds (payments) on deposit liability contracts	3.8	(6.8)
Net cash used in financing activities	(39.4)	(21.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	60.9	(149.5)
Cash, cash equivalents and restricted cash at beginning of period	913.7	1,948.4
Cash, cash equivalents and restricted cash at end of period	$974.6	$1,798.9

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2023.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2022 Form 10-K.
Recently issued accounting standards
Accounting pronouncements issued during the three months ended March 31, 2023 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
3. Significant transactions
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The 2023 LPT covers approximately $1.3 billion of loss reserves as of September 30, 2022. The transaction is expected to close and incept on or around June 30, 2023. The actual ceded reserves and premium paid will be based on the aforementioned September 30, 2022 amounts, decreased by the amount of paid losses between September 30, 2022 and June 30, 2023. The Company expects this transaction to result in a gain upon closing, which will be deferred and amortized over the claim payout period of the subject business, and the final amount of the gain will be dependent upon factors including reserve development and claim payments through June 30, 2023. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of the booked reserves as of the inception of the contract.
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
Property – consists of the Company’s underwriting lines of business that offer property catastrophe excess of loss, proportional property reinsurance, per risk property reinsurance, and agriculture reinsurance and property risk and pro rata on a worldwide basis. Property catastrophe excess of loss reinsurance treaties cover losses to a pool of risks from catastrophic events. Proportional property covers both attritional and catastrophic risks, per risk property covers loss to individual risk, and agriculture provides stop-loss reinsurance coverage, including to companies writing U.S. government-sponsored multi-peril crop insurance.
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
The Insurance & Services segment provides coverage in the following product lines:
Accident and Health (“A&H”) – consists of life, accident and health coverage, and MGA units (which include ArmadaCorp Capital, LLC (“Armada”) and International Medical Group, Inc. (“IMG”)). Armada’s products are offered in the United States while IMG offers accident, health and travel products on a worldwide basis.
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
Corporate includes the results of all runoff business, which represent certain classes of business that the Company no longer actively underwrites, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. In addition, revenue and expenses managed at the corporate level, including realized gains and losses (excluding net investment gains (losses) from Strategic Investments, which are allocated to the segment results), net realized and unrealized investment gains (losses) from related party investment funds, other investment income, non-services related other revenues, non-services related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2023 and 2022:

	Three months ended March 31, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$396.2	$664.0	$1,060.2	$—	$50.3	$—	$1,110.5
Net premiums written	311.0	452.6	763.6	—	28.1	—	791.7
Net premiums earned	259.5	291.2	550.7	—	44.8	—	595.5
Loss and loss adjustment expenses incurred, net	85.6	172.5	258.1	(1.3)	10.3	—	267.1
Acquisition costs, net	66.0	71.7	137.7	(32.5)	14.5	—	119.7
Other underwriting expenses	28.2	19.3	47.5	—	4.7	—	52.2
Underwriting income	79.7	27.7	107.4	33.8	15.3	—	156.5
Services revenue	0.2	63.6	63.8	(34.3)	—	(29.5)	—
Services expenses	—	45.5	45.5	—	—	(45.5)	—
Net services fee income	0.2	18.1	18.3	(34.3)	—	16.0	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net investment losses from Strategic Investments	—	(3.9)	(3.9)	—	—	3.9	—
Net services income	0.2	12.6	12.8	(34.3)	—	21.5	—
Segment income	79.9	40.3	120.2	(0.5)	15.3	21.5	156.5
Net realized and unrealized investment gains (losses)					15.2	(3.9)	11.3
Net realized and unrealized investment gains from related party investment funds					0.8	—	0.8
Net investment income					61.5	—	61.5
Other revenues					(13.7)	29.5	15.8
Net corporate and other expenses					(16.3)	(45.5)	(61.8)
Intangible asset amortization					(2.4)	—	(2.4)
Interest expense					(10.8)	—	(10.8)
Foreign exchange losses					(0.1)	—	(0.1)
Income before income tax expense	$79.9	$40.3	120.2	(0.5)	49.5	1.6	170.8
Income tax expense			—	—	(25.8)	—	(25.8)
Net income			120.2	(0.5)	23.7	1.6	145.0
Net income attributable to noncontrolling interest			—	—	(0.8)	(1.6)	(2.4)
Net income available to SiriusPoint			$120.2	$(0.5)	$22.9	$—	$142.6

Underwriting Ratios: (1)
Loss ratio	33.0%	59.2%	46.9%				44.9%
Acquisition cost ratio	25.4%	24.6%	25.0%				20.1%
Other underwriting expenses ratio	10.9%	6.6%	8.6%				8.8%
Combined ratio	69.3%	90.4%	80.5%				73.8%
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

	Three months ended March 31, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$524.2	$483.5	$1,007.7	$—	$2.0	$—	$1,009.7
Net premiums written	374.9	337.5	712.4	—	1.5	—	713.9
Net premiums earned	307.6	212.8	520.4	—	8.9	—	529.3
Loss and loss adjustment expenses incurred, net	194.5	134.0	328.5	(1.2)	12.8	—	340.1
Acquisition costs, net	79.9	53.5	133.4	(25.6)	0.7	—	108.5
Other underwriting expenses	30.1	15.7	45.8	—	1.4	—	47.2
Underwriting income (loss)	3.1	9.6	12.7	26.8	(6.0)	—	33.5
Services revenue	—	56.8	56.8	(30.8)	—	(26.0)	—
Services expenses	—	43.3	43.3	—	—	(43.3)	—
Net services fee income	—	13.5	13.5	(30.8)	—	17.3	—
Services noncontrolling loss	—	0.8	0.8	—	—	(0.8)	—
Net investment losses from Strategic Investments	—	(0.3)	(0.3)	—	—	0.3	—
Net services income	—	14.0	14.0	(30.8)	—	16.8	—
Segment income (loss)	3.1	23.6	26.7	(4.0)	(6.0)	16.8	33.5
Net realized and unrealized investment losses					(81.6)	(0.3)	(81.9)
Net realized and unrealized investment losses from related party investment funds					(131.0)	—	(131.0)
Net investment income					7.8	—	7.8
Other revenues					11.2	26.0	37.2
Net corporate and other expenses					(34.1)	(43.3)	(77.4)
Intangible asset amortization					(1.9)	—	(1.9)
Interest expense					(9.3)	—	(9.3)
Foreign exchange gains					19.4	—	19.4
Income (loss) before income tax benefit	$3.1	$23.6	26.7	(4.0)	(225.5)	(0.8)	(203.6)
Income tax expense			—	—	(9.7)	—	(9.7)
Net income (loss)			26.7	(4.0)	(235.2)	(0.8)	(213.3)
Net loss attributable to noncontrolling interest			—	—	—	0.3	0.3
Net income (loss) available to SiriusPoint			$26.7	$(4.0)	$(235.2)	$(0.5)	$(213.0)

Underwriting Ratios: (1)
Loss ratio	63.2%	63.0%	63.1%				64.3%
Acquisition cost ratio	26.0%	25.1%	25.6%				20.5%
Other underwriting expenses ratio	9.8%	7.4%	8.8%				8.9%
Combined ratio	99.0%	95.5%	97.5%				93.7%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$763.6	$705.3
Restricted cash securing letter of credit facilities (1)	138.7	34.3
Restricted cash securing reinsurance contracts (2)	49.7	148.9
Restricted cash held by managing general underwriters	22.6	25.2
Total cash, cash equivalents and restricted cash (3)	974.6	913.7
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,072.7	2,202.2
Total cash, cash equivalents, restricted cash and restricted investments	$3,047.3	$3,115.9
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$414.4	$—	$414.4
Residential mortgage-backed securities	—	417.8	—	417.8
Commercial mortgage-backed securities	—	92.8	—	92.8
Corporate debt securities	—	943.4	—	943.4
U.S. government and government agency	1,632.9	4.2	—	1,637.1
Non-U.S. government and government agency	3.5	56.9	—	60.4
Total debt securities, available for sale	1,636.4	1,929.5	—	3,565.9
Asset-backed securities	—	443.5	—	443.5
Residential mortgage-backed securities	—	132.4	—	132.4
Commercial mortgage-backed securities	—	111.2	—	111.2
Corporate debt securities	—	294.4	—	294.4
U.S. government and government agency	84.8	6.4	—	91.2
Non-U.S. government and government agency	5.8	38.5	—	44.3
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	90.6	1,026.4	3.2	1,120.2
Total equity securities	1.6	—	—	1.6
Short-term investments	583.5	10.5	—	594.0
Other long-term investments	—	0.4	227.4	227.8
Derivative assets	—	—	11.3	11.3
	$2,312.1	$2,966.8	$241.9	5,520.8
Cost and equity method investments				95.0
Investments in funds valued at NAV				157.0
Total assets				$5,772.8
Liabilities
Total securities sold, not yet purchased	$19.4	$—	$—	$19.4
Securities sold under an agreement to repurchase	—	20.3	—	20.3
Liability-classified capital instruments	—	—	47.0	47.0
Derivative liabilities	—	—	8.4	8.4
Total liabilities	$19.4	$20.3	$55.4	$95.1

	December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$230.7	$—	$230.7
Residential mortgage-backed securities	—	340.7	—	340.7
Commercial mortgage-backed securities	—	61.2	—	61.2
Corporate debt securities	—	415.7	—	415.7
U.S. government and government agency	1,546.2	4.4	—	1,550.6
Non-U.S. government and government agency	5.0	31.6	—	36.6
Total debt securities, available for sale	1,551.2	1,084.3	—	2,635.5
Asset-backed securities	—	553.7	—	553.7
Residential mortgage-backed securities	—	133.6	—	133.6
Commercial mortgage-backed securities	—	113.4	—	113.4
Corporate debt securities	—	363.5	—	363.5
U.S. Government and government agency	264.1	6.3	—	270.4
Non-U.S. government and government agency	8.7	79.5	—	88.2
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	272.8	1,250.0	3.2	1,526.0
Total equity securities	1.6	—	—	1.6
Short-term investments	972.8	11.8	—	984.6
Other long-term investments	—	—	227.3	227.3
Derivative assets	—	—	9.5	9.5
	$2,798.4	$2,346.1	$240.0	5,384.5
Cost and equity method investments				104.8
Investments in funds valued at NAV				173.9
Total assets				$5,663.2
Liabilities
Total securities sold, not yet purchased	$27.0	$—	$—	$27.0
Securities sold under an agreement to repurchase	—	18.0	—	18.0
Liability-classified capital instruments	—	39.0	21.4	60.4
Derivative liabilities	—	—	8.6	8.6
Total liabilities	$27.0	$57.0	$30.0	$114.0
During the three months ended March 31, 2023, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2022 - no reclassifications).
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
The fair value of the Company's investments in certain hedge funds and certain private equity funds are also determined using NAV. The hedge fund's administrator provides quarterly updates of fair value in the form of the Company's proportional interest in the underlying fund's NAV, which is deemed to approximate fair value, generally with a three month delay in valuation. The private equity funds provide monthly, quarterly, or semi-annual partnership capital statements primarily with a one or three month delay which are used as a basis for valuation. These private equity investments vary in investment strategies and are not actively traded in any open markets. Due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's reporting date. This includes utilizing preliminary estimates reported by its fund managers and using other information that is available to the Company with respect to the underlying investments, as necessary.
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
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2023:

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	March 31, 2023
Assets
Preferred stocks	$3.2	$—	$—	$—	$—	$3.2
Other long-term investments	227.3	—	0.4	—	(0.3)	227.4
Derivative assets	9.5	—	2.5	(2.1)	1.4	11.3
Total assets	$240.0	$—	$2.9	$(2.1)	$1.1	$241.9
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$—	$—	$(25.6)	$(47.0)
Derivative liabilities	(8.6)	—	(3.2)	1.5	1.9	(8.4)
Total liabilities	$(30.0)	$—	$(3.2)	$1.5	$(23.7)	$(55.4)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total realized and unrealized investment gains (losses) and net investment income in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other revenue net of foreign exchange (gains) losses, in the consolidated statements of income (loss).
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2022:

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	March 31, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$0.5	$3.3
Other long-term investments	336.9	(40.6)	34.2	(10.0)	(5.2)	315.3
Derivative assets	0.4	—	—	(1.7)	(1.1)	(2.4)
Total assets	$340.1	$(40.6)	$34.2	$(11.7)	$(5.8)	$316.2
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$15.1	$(42.1)
Derivative liabilities	(3.2)	—	(1.9)	—	0.3	(4.8)
Total liabilities	$(60.4)	$—	$(1.9)	$—	$15.4	$(46.9)
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

The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2023 and December 31, 2022. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$238.6	$260.1	$259.0	$258.6
2016 Senior Notes	336.0	404.5	343.7	404.8
2015 Senior Notes	107.0	114.6	112.6	114.6
Series B preference shares	$182.4	$200.0	$186.0	$200.0
7. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities held for trading, debt securities available for sale, short-term investments, equity securities, and other long-term investments which are classified as trading securities with the exception of debt securities held as available for sale. Realized investment gains and losses on debt securities are reported in pre-tax revenues. Unrealized investment gains and losses on debt securities are reported based on classification. Trading securities flow through pre-tax revenues, whereas securities classified as available for sale flow through other comprehensive income (loss).
For debt securities classified as available for sale for which a decline in the fair value between the amortized cost is due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding impact to the consolidated statements of income (loss). The allowance is limited to the difference between amortized cost and fair value. A credit losses impairment assessment is performed on securities using both quantitative and qualitative factors. Qualitative factors include significant declines in fair value below amortized cost. Additionally, a qualitative assessment is also performed over debt securities to evaluate potential credit losses. Examples of qualitative indicators include issuer credit downgrades as well as changes to credit spreads.
Declines in fair value related to a debt security that do not relate to a credit loss are recorded as a component of accumulated other comprehensive income (loss).

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses (2)	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$419.9	$2.0	$(7.5)	$—	$414.4
Residential mortgage-backed securities	428.3	2.1	(12.6)	—	417.8
Commercial mortgage-backed securities	93.4	0.2	(0.8)	—	92.8
Corporate debt securities	945.8	7.5	(9.7)	(0.2)	943.4
U.S. government and government agency(1)	1,637.6	8.1	(8.6)	—	1,637.1
Non-U.S. government and government agency	60.9	0.1	(0.5)	(0.1)	60.4
Total debt securities, available for sale (2)(3)	$3,585.9	$20.0	$(39.7)	$(0.3)	$3,565.9
Debt securities, trading
Asset-backed securities	$461.3	$—	$(17.8)	$—	$443.5
Residential mortgage-backed securities	151.5	—	(19.1)	—	132.4
Commercial mortgage-backed securities	127.8	—	(16.6)	—	111.2
Corporate debt securities	314.6	—	(19.8)	(0.4)	294.4
U.S. government and government agency (1)	94.9	—	(3.7)	—	91.2
Non-U.S. government and government agency	47.4	—	(3.1)	—	44.3
Preferred stocks	2.4	0.8	—	—	3.2
Total debt securities, trading	$1,199.9	$0.8	$(80.1)	$(0.4)	$1,120.2

	December 31, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$234.1	$0.9	$(4.3)	$—	$230.7
Residential mortgage-backed securities	354.3	0.3	(13.9)	—	340.7
Commercial mortgage-backed securities	62.1	—	(0.9)	—	61.2
Corporate debt securities	428.5	0.5	(13.1)	(0.2)	415.7
U.S. government and government agency (1)	1,561.9	3.2	(14.5)	—	1,550.6
Non-U.S. government and government agency	37.2	—	(0.7)	0.1	36.6
Total debt securities, available for sale (2)(3)	$2,678.1	$4.9	$(47.4)	$(0.1)	$2,635.5
Debt securities, trading
Asset-backed securities	$575.5	$0.1	$(21.9)	$—	$553.7
Residential mortgage-backed securities	155.9	—	(22.3)	—	133.6
Commercial mortgage-backed securities	130.5	—	(17.1)	—	113.4
Corporate debt securities	391.4	—	(27.2)	(0.7)	363.5
U.S. government and government agency (1)	278.6	—	(8.2)	—	270.4
Non-U.S. government and government agency	95.8	—	(4.0)	(3.6)	88.2
Preferred stocks	2.4	0.8	—	—	3.2
Total debt securities, trading	$1,630.1	$0.9	$(100.7)	$(4.3)	$1,526.0
(1)The Company had $19.4 million of short positions in long duration U.S. Treasuries as of March 31, 2023 (December 31, 2022 - $27.0 million). These amounts are included in securities sold, not yet purchased in the consolidated balance sheets.
(2)As of March 31, 2023 and December 31, 2022, all debt securities classified as available for sale that are in a gross unrealized loss position have been in a gross unrealized loss position for less than 12 months.
(3)As of March 31, 2023 and December 31, 2022, the Company did not record an allowance for credit losses on the available for sale (“AFS”) portfolio.

The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of March 31, 2023 was approximately 2.1 years, including short-term investments (December 31, 2022 - approximately 1.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading (“trading”) and AFS as of March 31, 2023 and December 31, 2022 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Debt securities, trading		Debt securities, AFS
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
March 31, 2023
Due in one year or less	$161.5	$158.9	$348.3	$346.8
Due after one year through five years	206.9	193.9	2,125.7	2,124.5
Due after five years through ten years	53.2	47.7	167.5	167.0
Due after ten years	35.3	29.4	2.8	2.6
Mortgage-backed and asset-backed securities	740.6	687.1	941.6	925.0
Preferred stocks	2.4	3.2	—	—
Total debt securities	$1,199.9	$1,120.2	$3,585.9	$3,565.9
December 31, 2022
Due in one year or less	$240.4	$230.9	$104.2	$104.0
Due after one year through five years	426.5	407.0	1,822.7	1,802.0
Due after five years through ten years	63.4	55.7	95.8	92.3
Due after ten years	35.5	28.5	4.9	4.6
Mortgage-backed and asset-backed securities	861.9	800.7	650.5	632.6
Preferred stocks	2.4	3.2	—	—
Total debt securities	$1,630.1	$1,526.0	$2,678.1	$2,635.5

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of March 31, 2023 and December 31, 2022. Credit ratings are assigned based on Standard & Poor’s Rating Services (“S&P”). In the absence of an S&P rating, Moody’s Investors Service (“Moody’s”) ratings are used.

	March 31, 2023		December 31, 2022
	Debt securities, trading	Debt securities, AFS	Debt securities, trading	Debt securities, AFS
AAA	$469.7	$325.0	$564.4	$172.8
AA	282.3	2,153.8	523.2	1,907.6
A	144.2	546.4	181.1	188.9
BBB	141.2	275.7	158.1	149.9
Other	82.8	265.0	99.2	216.3
Total debt securities	$1,120.2	$3,565.9	$1,526.0	$2,635.5
As of March 31, 2023, the above totals included $115.6 million of sub-prime securities. Of this total, $60.2 million was rated AAA, $24.2 million rated AA, $2.9 million rated BBB and $28.3 million were unrated. As of December 31, 2022, the above totals included $95.3 million of sub-prime securities. Of this total, $56.1 million were rated AAA, $20.0 million rated AA and $19.2 million were unrated.

Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains (losses), and fair values of the Company’s equity securities and other long-term investments as of March 31, 2023 and December 31, 2022 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
March 31, 2023
Equity securities	$1.6	$—	$(0.2)	$0.2	$1.6
Other long-term investments	$372.9	$31.0	$(46.9)	$4.9	$361.9
December 31, 2022
Equity securities	$1.8	$—	$(0.2)	$—	$1.6
Other long-term investments	$392.0	$27.5	$(41.8)	$(0.5)	$377.2
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Hedge funds and private equity funds (1)	$80.9	$84.9
Strategic Investments (2)	250.5	262.0
Other investments (2)	30.5	30.3
Total other long-term investments	$361.9	$377.2
(1)Includes $55.7 million of investments carried at NAV (December 31, 2022 - $45.1 million) and $25.2 million of investments classified as Level 3 (December 31, 2022 - $25.1 million) within the fair value hierarchy.
(2)As of March 31, 2023, the Company had $11.8 million of unfunded commitments relating to these investments (December 31, 2022 - $16.0 million).

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
The following table presents the components of other long-term investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Equity method eligible unconsolidated entities, using the fair value option	$146.4	$147.9
Equity method investments	45.2	41.8
Other unconsolidated investments, at fair value (1)	120.5	124.5
Other unconsolidated investments, at cost (2)	49.8	63.0
Total other long-term investments	$361.9	$377.2
(1)Includes other long-term investments that are not equity method eligible and are measured at fair value.
(2)The Company has elected to apply the cost adjusted for market observable events impairment measurement alternative to investments that do not meet the criteria to be accounted for under the equity method, in which the investment is measured at cost and remeasured to fair value when impaired or upon observable transaction prices.
Equity method eligible unconsolidated entities, using the fair value option, exclude the Company’s investment in Third Point Enhanced LP (“TP Enhanced Fund”), Third Point Venture Offshore Fund I LP (“TP Venture Fund”), Third Point Venture Offshore Fund II LP (“TP Venture Fund II”), collectively, the “Related Party Investment Funds.” Refer to “Investments in related party investment funds” discussed below.

Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Third Point Enhanced LP	$89.4	$100.3
Third Point Venture Offshore Fund I LP	26.1	26.0
Third Point Venture Offshore Fund II LP	2.4	2.5
Investments in related party investment funds, at fair value	$117.9	$128.8
Investment in Third Point Enhanced LP
On February 23, 2022, the Company entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP with Third Point Advisors LLC (“TP GP”) and the other parties thereto (the “2022 LPA”), which amended and restated the Third Amended and Restated Exempted Limited Partnership Agreement dated August 6, 2020 (the “2020 LPA”).
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
As of March 31, 2023, the Company had no unfunded commitments related to TP Enhanced Fund.
Investment in Third Point Venture Offshore Fund I LP
On March 1, 2021, SiriusPoint Bermuda entered into the Amended and Restated Exempted Limited Partnership Agreement (“2021 Venture LPA”) of TP Venture Fund which became effective on March 1, 2021. In accordance with the 2021 Venture LPA, Third Point Venture GP LLC (“TP Venture GP”) serves as the general partner of TP Venture Fund.
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
As of March 31, 2023, the Company had $9.5 million of unfunded commitments related to TP Venture Fund. As of March 31, 2023, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
Investment in Third Point Venture Offshore Fund II LP
On June 30, 2022, SiriusPoint Bermuda entered into the Amended and Restated Exempted Limited Partnership Agreement (“2022 Venture II LPA”) of TP Venture Fund II. In accordance with the 2022 Venture II LPA, Third Point Venture GP II LLC (“TP Venture GP II”) serves as the general partner of TP Venture Fund II.
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
As of March 31, 2023, the Company had $22.5 million of unfunded commitments related to TP Venture Fund II. As of March 31, 2023, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.

8. Total realized and unrealized investment gains (losses) and net investment income
Net realized and unrealized investment gains (losses) and net investment income for the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Debt securities, available for sale	$35.1	$—
Debt securities, trading	29.1	(59.3)
Short-term investments	8.4	(1.7)
Other long-term investments	4.4	(1.0)
Equity securities	—	(0.1)
Net realized and unrealized investment gains (losses) from related party investment funds	0.8	(131.0)
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	77.8	(193.1)
Investment expenses	(5.4)	(4.2)
Net investment income (loss) on cash and cash equivalents	1.2	(7.8)
Total realized and unrealized investment gains (losses) and net investment income	$73.6	$(205.1)
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Gross realized gains	$5.8	$11.2
Gross realized losses	(15.6)	(13.8)
Net realized (losses) on investments	(9.8)	(2.6)
Net unrealized gains (losses) on investments	21.1	(79.3)
Net realized and unrealized gains (losses) on investments (1)(2)	$11.3	$(81.9)
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized gains from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $1.8 million from related party investments included in other-long term investments for the three months ended March 31, 2023 (2022 - $1.6 million).
Net realized investment (losses)
Net realized investment (losses) for the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Debt securities, available for sale	$(0.6)	$—
Debt securities, trading	(7.4)	(4.2)
Short-term investments	(0.2)	(0.2)
Equity securities	—	(2.3)
Other long-term investments	(0.4)	0.3
Net investment income (loss) on cash and cash equivalents	(1.2)	3.8
Net realized investment (losses)	$(9.8)	$(2.6)

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Debt securities, trading	$23.0	$(64.1)
Short-term investments	(0.4)	(2.0)
Equity securities	—	2.1
Other long-term investments	(3.0)	(3.2)
Net investment income (loss) on cash and cash equivalents	1.5	(12.1)
Net unrealized investment gains (losses)	$21.1	$(79.3)
The following table summarizes the amount of total (losses) included in earnings attributable to unrealized investment (losses) – Level 3 investments for the three months ended March 31, 2023 and 2022:

	2023	2022
Debt securities, trading	$0.1	$0.5
Other long-term investments	(4.8)	(3.9)
Total unrealized investment (losses) – Level 3 investments	$(4.7)	$(3.4)
9. Derivatives
The Company holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are presented within foreign exchange (gains) losses. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of March 31, 2023, the Company holds $14.2 million in collateral associated with the foreign currency derivatives (December 31, 2022 - $15.2 million).
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within other revenues. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of March 31, 2023. The Company does not provide or hold any collateral associated with the weather derivatives.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$8.0	$—	$558.0	$9.0	$—	$425.1
Foreign currency swaps	2.8	1.9	552.4	—	1.5	264.6
Weather derivatives	$—	$4.6	$30.6	$—	$4.9	$30.6
(1)Derivative assets are classified within other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income (loss) relating to derivatives during the three months ended March 31, 2023 and 2022:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2023	2022
Foreign currency forwards	Foreign exchange gains	$(1.6)	$(1.0)
Foreign currency futures contracts	Foreign exchange gains	—	(5.9)
Weather derivatives	Other revenues	3.5	(0.5)
Equity warrants	Net realized and unrealized investment gains (losses)	—	(0.1)
Foreign currency swaps	Foreign exchange gains	$(1.6)	$—
10. Variable and voting interest entities
The Company consolidates the results of operations and financial position of every voting interest entity ("VOE") in which it has a controlling financial interest and variable interest entities (“VIE”) in which it is considered to be the primary beneficiary in accordance with guidance in ASC 810, Consolidation. The consolidation assessment, including the determination as to whether an entity qualifies as a VOE or VIE, depends on the facts and circumstances surrounding each entity.
Consolidated variable interest entities
Alstead Re
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of March 31, 2023, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $15.8 million and $10.0 million, respectively (December 31, 2022 - $14.0 million and $9.0 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Arcadian because the Company can exercise control over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of March 31, 2023 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of March 31, 2023, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $35.6 million and $6.6 million, respectively (December 31, 2022 - $32.3 million and $9.7 million, respectively).
Banyan
In January 2023, Banyan Risk Ltd. (“Banyan”) completed the recapitalization in which the Company’s ownership decreased from 100% to 49%. Banyan was consolidated through the year ended December 31, 2022 as the Company was its sole owner. As a result of the recapitalization, new investors obtained equity ownership and the Company reevaluated the criteria for consolidation. Banyan is considered a VIE and the Company is the primary beneficiary of Banyan because the Company can exercise control over the activities that most significantly impact the economic performance of Banyan. As a result, the Company has continued to consolidate the results of Banyan in its consolidated financial statements. As of March 31, 2023, Banyan’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $8.9 million and $0.8 million, respectively (December 31, 2022 - $8.0 million and $1.1 million, respectively).
Joyn
Joyn Insurance Services Inc. (“Joyn”) was considered a VIE through the third quarter of 2022 and the Company concluded that it was the primary beneficiary of Joyn because the Company could have exercised control over the activities that most significantly impacted the economic performance of Joyn. As a result, the Company had consolidated the results of Joyn in its consolidated financial statements. During the fourth quarter of 2022, an additional investment was made in Joyn by third parties, after which Joyn no longer met the criterion for consolidation. As of March 31, 2023, the investment in Joyn is recorded in other long-term investments in the Company’s consolidated balance sheets utilizing cost adjusted for market observable events less impairment method.
Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. The Company’s ownership in Alta Signa as of March 31, 2023 was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of March 31, 2023, Alta Signa’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $8.6 million and $1.6 million, respectively (December 31, 2022 - $8.0 million and $2.1 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three months ended March 31, 2023 and 2022:

	2023	2022
Balance, beginning of period	$7.9	$(0.4)
Net income (loss) attributable to noncontrolling interests	2.4	(0.3)
Contributions (Redemptions)	1.1	—
Balance, end of period	$11.4	$(0.7)
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

The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of March 31, 2023 and December 31, 2022:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
March 31, 2023
Other long-term investments (1)	$211.5	$144.0	$2.0	$146.0
December 31, 2022
Other long-term investments (1)	$211.5	$144.0	$2.0	$146.0
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of March 31, 2023, the Company and TP GP hold interests of approximately 89.4% and 10.6%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
The following is a summarized income statement of the TP Enhanced Fund for the three months ended March 31, 2023 and 2022, and summarized balance sheet as of March 31, 2023 and December 31, 2022.
This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s consolidated statements of income (loss).

TP Enhanced Fund summarized income statement	2023	2022
Total investment income (loss)	$2.1	$(137.7)
Total expenses	0.9	5.4
Net income (loss)	$1.2	$(143.1)
The following table is a summarized balance sheet of TP Enhanced Fund as of March 31, 2023 and December 31, 2022 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	March 31, 2023	December 31, 2022
Total assets	$114.1	$260.6
Total liabilities	13.9	148.6
Total partners' capital	$100.2	$112.0
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

11. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2023 and 2022:

	2023	2022
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,268.7	$4,841.4
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,376.2)	(1,215.3)
Less: deferred charges on retroactive reinsurance contracts	(1.0)	(1.4)
Net reserves for loss and loss adjustment expenses, beginning of period	3,891.5	3,624.7
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	372.5	345.6
Prior years	(105.4)	(5.5)
Total incurred loss and loss adjustment expenses	267.1	340.1
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(36.4)	(38.3)
Prior years	(202.1)	(254.1)
Total net paid losses	(238.5)	(292.4)
Foreign currency translation	6.0	(16.3)
Net reserves for loss and loss adjustment expenses, end of period	3,926.1	3,656.1
Plus: loss and loss adjustment expenses recoverable, end of period	1,392.0	1,278.6
Plus: deferred charges on retroactive reinsurance contracts (1)	0.8	1.3
Gross reserves for loss and loss adjustment expenses, end of period	$5,318.9	$4,936.0
(1)Deferred charges on retroactive contracts are recorded in other assets on the Company’s consolidated balance sheets.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the three months ended March 31, 2023, the Company recorded $105.4 million of net favorable prior year loss reserve development driven by decreases in the domestic and international property and casualty lines of business in the Reinsurance segment and Accident & Health in the Insurance & Service segment. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through March 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers.
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
12. Allowance for expected credit losses
The Company is exposed to credit losses through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.

The Company's assets in scope of the current expected credit loss assessment as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Insurance and reinsurance balances receivable, net	$2,261.0	$1,876.9
Loss and loss adjustment expenses recoverable, net	1,392.0	1,376.2
Other assets (1)	71.1	52.4
Total assets in scope	$3,724.1	$3,305.5
(1)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $34.3 million as of March 31, 2023 (December 31, 2022 - $34.3 million). For the three months ended March 31, 2023, the Company did not record any change to current expected credit losses (2022 - $12.5 million). These amounts are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of March 31, 2023, approximately 60% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 79% were rated A- or better.
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$265.7	6.7%	$264.3	6.0%
Unamortized discount	(5.6)		(5.7)
2017 SEK Subordinated Notes, carrying value	260.1		258.6
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	4.5		4.8
2016 Senior Notes, carrying value	404.5		404.8
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.4)		(0.4)
2015 Senior Notes, carrying value	114.6		114.6
Total debt	$779.2		$778.0
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2023 and December 31, 2022.
Standby letter of credit facilities
As of March 31, 2023, the Company had entered into the following letter of credit facilities:

	March 31, 2023
	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$380.0	$295.0	$16.3	$241.3
Uncommitted - Secured letters of credit facilities	n/a	973.0	122.4	1,035.5
		$1,268.0	$138.7	$1,276.8

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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2023, there were no outstanding borrowings under the Facility.
14. Income taxes
The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The Company and its Bermuda-domiciled subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company and its Bermuda-domiciled subsidiaries are not subject to any income or capital gains taxes in Bermuda. In the event that such taxes are imposed, the Company and its Bermuda-domiciled subsidiaries would be exempted from any such taxes until March 2035 under the Tax Assurance Certificates issued to such entities pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966, as amended.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Canada, Germany, Gibraltar, Hong Kong (China), Luxembourg, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.
For the three months ended March 31, 2023, the Company recorded income tax expense of $25.8 million (2022 - $9.7 million) on pre-tax income (loss) of $170.8 million (2022 - $(203.6) million). The effective tax rate for the three months ended March 31, 2023 was 15.1%. The difference between the effective tax rate on income (losses) from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the three months ended March 31, 2023 and 2022, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
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
The total reserve for unrecognized tax benefits as of March 31, 2023 did not materially change compared to December 31, 2022. The total reserve is $2.3 million as of March 31, 2023. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of March 31, 2023 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.

15. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the three months ended March 31, 2023 and 2022:

	2023	2022
Common shares issued and outstanding, beginning of period	162,177,653	161,929,777
Issuance of common shares, net of forfeitures and shares withheld	189,520	656,822
Shares repurchased	—	(645,047)
Common shares issued and outstanding, end of period	162,367,173	161,941,552
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the three months ended March 31, 2023 and 2022, the Company did not pay any dividends to its common shareholders.
Preference shares
The Company’s authorized share capital also consists of 30,000,000 preference shares with a par value of $0.10 each.
Series B preference shares
The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PB”. The Company has 8,000,000 of Series B preference shares outstanding, par value $0.10. Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0% per annum. The preference shareholders have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares will have the right to elect two directors.
The dividend rate will reset on each five-year anniversary of issuance at a rate equal to the five-year U.S. treasury rate at such time plus 7.298%. The Series B preference shares are perpetual and have no fixed maturity date. The Series B preference shares provide for redemption rights by the Company (i) in whole, or in part, on each five-year anniversary of issuance at 100%, (ii) in whole, but not in part, (a) upon certain rating agency events, at 102%, (b) upon certain capital disqualification events, at 100%, and (c) upon certain tax events, at 100%.
During the three months ended March 31, 2023, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders (2022 - $4.0 million).
Share repurchases
As of March 31, 2023, the Company was authorized to repurchase up to an aggregate of $56.3 million of outstanding common shares and warrants under its repurchase program.
During the three months ended March 31, 2023, the Company did not repurchase any of its common shares in the open market. During the three months ended March 31, 2022, the Company repurchased 645,047 of its common shares in the open market for $4.7 million at a weighted average cost, including commissions, of $7.26 per share. Common shares repurchased by the Company during the period were retired.

16. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three months ended March 31, 2023 and 2022:

	2023	2022
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	160,905,860	159,867,593
Dilutive effect of options	138,464	—
Dilutive effect of warrants	—	—
Dilutive effect of restricted share awards and units	3,086,622	—
Dilutive effect of Series A preference shares	—	—
Diluted number of common shares outstanding	164,130,946	159,867,593
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$138.6	$(217.0)
Net income allocated to SiriusPoint participating shareholders	(10.5)	—
Net income (loss) allocated to SiriusPoint common shareholders	$128.1	$(217.0)
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.80	$(1.36)
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$138.6	$(217.0)
Net income allocated to SiriusPoint participating shareholders	(10.5)	—
Net income (loss) allocated to SiriusPoint common shareholders	$128.1	$(217.0)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.78	$(1.36)
For the three months ended March 31, 2023, options of 3,910,700, warrants of 32,516,293 and restricted share units of 48,900 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
For the three months ended March 31, 2022, options of 3,469,887, warrants of 31,123,755 and Upside Rights of 10,000,000 were excluded from the computation of diluted loss per share available to SiriusPoint common shareholders.
17. Related party transactions
In addition to the transactions disclosed in Notes 7 and 10 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
Insurance and reinsurance contracts with certain of the Company’s insurance and MGA affiliates resulted in gross written premiums of $67.5 million during the three months ended March 31, 2023 (2022 - $61.2 million). As of March 31, 2023, the Company had total receivables from these related parties of $41.0 million and payables of $4.0 million (December 31, 2022 - $59.6 million and $4.6 million, respectively).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Third Point Enhanced LP	$89.4	$100.3
Third Point Venture Offshore Fund I LP	26.1	26.0
Third Point Venture Offshore Fund II LP	2.4	2.5
Investments in related party investment funds, at fair value	117.9	128.8
Third Point Optimized Credit Portfolio (1)	549.2	530.7
Total investments managed by related parties	$667.1	$659.5
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
Management and advisory fees	$1.7	$2.7
Performance fees	—	0.2
Total management, advisory and performance fees to related parties (1)	$1.7	$2.9
(1)Management, advisory and performance fees for the Related Party Investment Funds, where applicable, are presented within net realized and unrealized investment gains from related party investment funds in the consolidated statements of income (loss).
Management and advisory fees
Third Point Enhanced LP
Pursuant to the 2020 LPA, effective February 26, 2021, and the 2022 LPA, effective February 23, 2022, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Enhanced Fund level and are calculated based on 1.25% per annum of the investment in TP Enhanced Fund.
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
Performance fees
Third Point Enhanced LP
Pursuant to the 2020 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investments in related party investment fund, at fair value” on the Company’s consolidated balance sheets since the fees are charged at the TP Enhanced Fund level.
The performance fee is subject to a loss carryforward provision pursuant to which TP GP is required to maintain a loss recovery account, which represents the sum of all prior period net loss amounts and not subsequently offset by prior year net profit amounts, and that is allocated to future profit amounts until the loss recovery account has returned to a positive balance. Until such time, no performance fees are payable, provided that the loss recovery account balance shall be reduced proportionately to reflect any withdrawals from TP Enhanced Fund. The 2020 LPA preserves the loss carryforward attributable to our investment in TP Enhanced Fund when contributions to TP Enhanced Fund are made within nine months of certain types of withdrawals from TP Enhanced Fund.
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
18. Commitments and contingencies
Financing
See Note 13 for additional information related to the Company’s debt obligations.
Letters of credit
See Note 13 for additional information related to the Company’s letter of credit facilities.
Liability-classified capital instruments
On February 26, 2021, the Company completed its acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”). The aggregate consideration for the transaction included the issuance of preference shares, warrants, and other contingent value components, which are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets.
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
During the three months ended March 31, 2023, the Company did not declare or pay dividends to holders of Series A Preference Shares.
During the three months ended March 31, 2023, the Company recorded a loss of $5.3 million from the change in fair value of the Series A Preference Shares. As of March 31, 2023, the fair value of the Series A Preference Shares is $7.1 million.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger warrants”). As of March 31, 2023, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
During the three months ended March 31, 2023, the Company recorded a loss of $16.0 million from the change in fair value of the Merger warrants. As of March 31, 2023, the estimated fair value of the Merger warrants is $30.7 million.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private warrants”) by Sirius Group to certain counterparties.
During the three months ended March 31, 2023, the Company recorded a loss of $4.3 million from the change in fair value of the Private warrants. As of March 31, 2023, the estimated fair value of the Private warrants is $9.2 million.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation (“Easterly”), each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”).
During the three months ended March 31, 2023, there was no change in the fair value of the Sirius Group Public Warrants. The Sirius Group Public Warrants have no estimated fair value as of March 31, 2023.
Upside Rights
On February 26, 2021, the Company issued Upside Rights with respect to the consideration price of the Sirius Group acquisition. The Upside Rights expired without any value on February 26, 2022.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement with respect to the consideration price of the Sirius Group acquisition. The contingent value rights (“CVRs”) became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021. The CVRs matured on February 26, 2023 and were settled for $38.5 million.
Promissory notes & loan agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of March 31, 2023.

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
During the three months ended March 31, 2023, the Company recognized operating lease expense of $2.5 million (2022 - $2.9 million) including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
The following table presents the lease balances within the consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$24.1	$25.9
Operating lease liabilities(2)	$28.1	$30.3

Weighted average lease term (years)	5.5	5.5
Weighted average discount rate	3.1%	3.1%
(1) Operating lease right-of-use assets are included in other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of March 31, 2023 under these leases are expected to be as follows:

Future Payments
Remainder of 2023	$6.7
2024	5.9
2025	4.6
2026	3.8
2027 and thereafter	9.7
Total future annual minimum rental payments	30.7
Less: present value discount	(2.6)
Total lease liability as of March 31, 2023	$28.1
19. Subsequent event
Indication of Interest
On April 12, 2023, the Company acknowledged that Dan Loeb, and certain of his affiliates, disclosed in a Schedule 13D/A filing an indication of interest to explore a potential acquisition of all, or substantially all, of the outstanding common shares of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The terms “we,” “our,” “us” and the “Company,” as used in this report, refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries.
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
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
•SiriusPoint’s response to any acquisition proposal that may be received from Daniel Loeb or any other party, including any actions that may be considered by the Company’s board of directors or any committee thereof; and
•other risks and factors listed under “Risk Factors” in our 2022 Form 10-K and other subsequent periodic reports filed with the Securities and Exchange Commission.
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
Overview
We are a holding company domiciled in Bermuda. Through our subsidiaries, we provide multi-line insurance and reinsurance products and services on a worldwide basis. We aim to be a highly diversified business with a sustainable and scalable underwriting platform, and a portfolio of insurance-related businesses. We seek to leverage our underwriting talent and capabilities, proven management expertise and geographical footprint, to build on our existing portfolio and identify new opportunities to create value. We intend to allocate our capital to the best opportunities and react quickly to new risks. We are focused on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines. As of March 31, 2023, we had equity stakes in 35 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business.
Products and Services
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
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. This includes the Third Point Optimized Credit fixed income strategy, which is predominately investment grade and managed by Third Point LLC, to which we are contractually obligated to reinvest part of the Third Point Enhanced LP (“TP Enhanced Fund”) withdrawals. Third Point LLC continues to manage a portion of our alternative investments, including TP Enhanced Fund, Third Point Venture Offshore Fund I LP (“TP Venture Fund”) and Third Point Venture Offshore Fund II LP (“TP Venture Fund II”), totaling 1.8% of SiriusPoint’s investment portfolio at March 31, 2023, as well as working with us on asset-liability management strategies that are tailored to our risk and capital considerations.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.
Recent Developments
Indication of Interest
On April 12, 2023, the Company acknowledged that Dan Loeb, and certain of his affiliates, disclosed in a Schedule 13D/A filing an indication of interest to explore a potential acquisition of all, or substantially all, of the outstanding common shares of the Company.
Our Board established a special committee of independent directors (the “Committee”) to review any acquisition proposal made by Mr. Loeb, if and when a proposal is received. In connection with forming the Committee, our Board agreed that it would not move forward with any transaction unless it is first approved by the Committee. There is no assurance that any definitive agreement will be executed with Mr. Loeb or any other party, or that a proposal or any other transaction will be approved or consummated.
Ratings
On March 22, 2023, Fitch Ratings revised our outlook from negative to stable to reflect recent underwriting performance improvement.
On April 19, 2023, AM Best affirmed our financial strength rating and outlook.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, we agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a fund withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The 2023 LPT covers approximately $1.3 billion of loss reserves as of September 30, 2022. The transaction is expected to close and incept on or around June 30, 2023. The actual ceded reserves and premium paid will be based on the aforementioned September 30, 2022 amounts, decreased by the amount of paid losses between September 30, 2022 and June 30, 2023. We expect this transaction to result in a gain upon closing, which will be deferred and amortized over the claim payout period of the subject business, and the final amount of the gain will be dependent upon factors including reserve development and claim payments through June 30, 2023. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of the booked reserves as of the inception of the contract.
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
As inflation continues to be elevated, we have evaluated the impact on our underwriting results and reserves. We proactively adjusted trend assumptions in our pricing. As of March 31, 2023, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	2023	2022
	($ in millions, except for per share data and ratios)
Combined ratio	73.8%	93.7%
Core underwriting income (1)	$107.4	$12.7
Core net services income (1)	$12.8	$14.0
Core income (1)	$120.2	$26.7
Core combined ratio (1)	80.5%	97.5%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	28.3%	(39.5)%
Book value per common share (2)	$12.54	$11.56
Book value per diluted common share (2)	$12.31	$11.32
Tangible book value per diluted common share (1) (2)	$11.41	$10.43
(1)Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures.”
(2)Prior year comparatives represent amounts as of December 31, 2022.
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

Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2023 and 2022 was calculated as follows:

	2023	2022
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$138.6	$(217.0)
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	1,874.7	2,303.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,036.6	2,088.2
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$1,955.7	$2,196.0
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	28.3%	(39.5)%
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2023 was due to net income for the three months ended March 31, 2023 compared to a net loss for three months ended March 31, 2022, primarily as a result of increased underwriting income due to favorable prior year development and increased net investment income and income in related party investment funds.
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
As of March 31, 2023, book value per common share was $12.54, representing an increase of $0.98 per share, or 8.5%, from $11.56 per share as of December 31, 2022. As of March 31, 2023, book value per diluted common share was $12.31, representing an increase of $0.99 per share, or 8.7%, from $11.32 per share as of December 31, 2022. As of March 31, 2023, tangible book value per diluted common share was $11.41, representing an increase of $0.98 per share, or 9.4%, from $10.43 per share as of December 31, 2022. The increases were primarily due to net income in the current period.
Consolidated Results of Operations—Three months ended March 31, 2023 and 2022:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2023 and 2022:

	2023	2022	Change
	($ in millions)
Total underwriting income	$156.5	$33.5	$123.0
Net realized and unrealized investment gains (losses) and net investment income	73.6	(205.1)	278.7
Other revenues	15.8	37.2	(21.4)
Net corporate and other expenses	(61.8)	(77.4)	15.6
Intangible asset amortization	(2.4)	(1.9)	(0.5)
Interest expense	(10.8)	(9.3)	(1.5)
Foreign exchange gains (losses)	(0.1)	19.4	(19.5)
Income tax expense	(25.8)	(9.7)	(16.1)
Net income (loss)	$145.0	$(213.3)	$358.3
The key changes in our consolidated results for the three months ended March 31, 2023 compared to the prior year period are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended March 31, 2023 was driven by improved favorable prior year loss reserve development of $105.4 million compared to $5.5 million for the three months ended March 31, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through March 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, which represents $101.6 million of the favorable loss reserve development. See “Segment Results” below for additional information.
Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	($ in millions)
Debt securities, trading	$1,120.2	$1,526.0
Debt securities, available for sale	3,565.9	2,635.5
Total debt securities (1)	4,686.1	4,161.5
Short-term investments	594.0	984.6
Investments in Related Party Investment Funds	117.9	128.8
Other long-term investments	361.9	377.2
Equity securities	1.6	1.6
Total investments	5,761.5	5,653.7
Cash and cash equivalents	763.6	705.3
Restricted cash and cash equivalents (2)	211.0	208.4
Total invested assets and cash(1)	$6,736.1	$6,567.4
(1)Includes $549.2 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of March 31, 2023 (December 31, 2022 - $530.7 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments as of March 31, 2023 was net investment income of $61.5 million primarily driven by increases in interest and dividend income due to the change in the mix of our investment portfolio, prioritizing fixed income securities. These fixed income securities are primarily made up of U.S. treasury and corporate debt positions which yield increased investment income due to a higher interest rate environment. Additionally, there was an increase in total debt securities of $524.6 million which was partially offset by a decrease of $390.6 million of short-term investments as of March 31, 2023, due to the maturity of short-term bonds purchased in 2022 and the rotation into corporate debt and similar structured products.
We extended the duration of our fixed income portfolio to 2.1 years, excluding cash and cash equivalents, to secure yield on our corporate and structured credit securities (December 31, 2022 - 1.8 years). We have maintained the position of our fixed income portfolio backing net loss reserves at an effective duration of 2.5 years, excluding cash and cash equivalents, which matches the duration of our economic liabilities (December 31, 2022 - 2.5 years).
The Company has elected to classify debt securities purchased on or after April 1, 2022 as available for sale (“AFS”). This election was made as the AFS model more accurately reflects the investment strategy as we do not actively trade individual securities within our investment portfolio. The AFS portfolio has been funded by sales of the trading portfolio and reallocation of investments from the TP Enhanced Fund.

Investment Results
The following is a summary of the results from investments and cash for the three months ended March 31, 2023 and 2022:

	2023	2022
	($ in millions)
Net investment income	$66.9	$12.0
Change in fair value of trading portfolio (1)	21.1	(79.3)
Net realized investment losses	(9.8)	(2.6)
Net realized and unrealized investment gains (losses) from related party investment funds	0.8	(131.0)
Investment results	79.0	(200.9)
Investment expenses	(5.4)	(4.2)
Total realized and unrealized investment gains (losses) and net investment income	$73.6	$(205.1)
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.
The following is a summary of the results from investments by investment classification, for the three months ended March 31, 2023 and 2022:

	2023	2022
	($ in millions)
Debt securities, available for sale	$35.1	$—
Debt securities, trading	29.1	(59.3)
Short-term investments	8.4	(1.7)
Other long-term investments	4.4	(1.0)
Equity securities	—	(0.1)
Net realized and unrealized investment gains (losses) from Related Party Investment Funds	0.8	(131.0)
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	77.8	(193.1)
Investment expenses	(5.4)	(4.2)
Net investment income (loss) on cash and cash equivalents	1.2	(7.8)
Total realized and unrealized investment gains (losses) and net investment income	$73.6	$(205.1)
Investment Returns
The following is a summary of the net returns for our investments on a U.S. Dollar and local currency basis for the three months ended March 31, 2023 and 2022:

	2023	2022
TP Enhanced Fund	1.0%	(15.3)%
TP Venture Fund	0.2%	(8.3)%
TP Venture Fund II (1)	(5.6)%	n/a
SiriusPoint total fixed income investments (2)(3)
In U.S. dollars	1.8%	(1.8)%
In local currencies	1.8%	(1.7)%
SiriusPoint total equity securities and other long-term investments
In U.S. dollars	2.8%	(0.1)%
In local currencies	3.0%	(0.1)%
(1)TP Venture Fund II was funded on October 6, 2022; therefore there is no comparative return.
(2)Fixed income investments exclude cash and cash equivalents.
(3)Includes returns of 2.3% from investments in the TPOC Portfolio for the three months ended March 31, 2023.
Total realized and unrealized investment gains and net investment income for the three months ended March 31, 2023 was primarily attributable to investment results from our debt and short-term investment portfolio of $72.6 million. These fixed income positions returned 1.8% in U.S. dollars and an original currency basis. These returns were driven by dividend and interest income primarily on U.S. treasury bills and corporate debt positions, which make up 51.5% of our total investments, compared to 26.2% of our portfolio as of March 31, 2022.
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
Other Revenues
For the three months ended March 31, 2023, other revenues primarily consisted of $29.5 million of service fee revenue from MGAs and a gain of $4.5 million from the sale of renewal rights of our environmental business, offset by a loss of $25.0 million from the change in fair value of liability-classified capital instruments, primarily due to the increase in the SiriusPoint common share price. For the three months ended March 31, 2022, other revenues consisted of $26.0 million of service fee revenue from MGAs and a gain of $11.8 million from the change in fair value of liability-classified capital instruments.
Net Corporate and Other Expenses
Net corporate and other expenses include services expenses, costs associated with operating as a publicly-traded company, non-underwriting activities, including service fee expenses from our MGA subsidiaries, and current expected credit losses (“CECL”) from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The decrease in net corporate and other expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by the change in the financial statement line item mapping to reclassify certain compensation costs, including compensation expenses, previously included in Net corporate and other expense into Other underwriting expense. This change in estimate was based in part on an assessment of the amount of time certain employees spend on underwriting-related activities versus other activities for 2023, which resulted in additional overhead expenses being allocated to Other underwriting expenses and less to Net corporate and other expenses. Additionally, the decrease was driven by lower current expected credit expense losses, offset by higher services expenses and a $7.0 million restructuring charge.
For the three months ended March 31, 2023, we recorded no changes in current expected credit expense losses as compared to a $12.5 million loss in the same period in 2022, which was primarily driven by credit exposure to Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers. See Note 12 “Allowance for expected credit losses” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a more detailed discussion on the credit loss methodology.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2023 was $2.4 million (2022 - $1.9 million). The increase in amortization for the three months ended March 31, 2023 was due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes. Total interest expense for the three months ended March 31, 2023 was $10.8 million (2022 - $9.3 million). The increase in interest expense was due to the increased variable rate on the 2017 SEK Subordinated Notes.
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
The foreign exchange losses of $0.1 million for the three months ended March 31, 2023, were primarily due to $12.7 million of foreign exchange gains from our international operations which were offset by $1.4 million of foreign currency losses on the 2017 SEK Subordinated Notes, as a result of the strengthening of the Swedish Krona and $11.3 million losses on derivatives used to hedge exposures.
The foreign exchange gains of $19.4 million for the three months ended March 31, 2022 were primarily due to the strengthening of the U.S. Dollar on our international operations and from the foreign currency effects of the 2017 SEK Subordinated Notes.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total realized and unrealized investment gains (losses) and net investment income” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
On an aggregate basis, the effects of foreign exchange resulted in a charges to net income of $1.5 million and comprehensive income of $0.9 million for the three months ended March 31, 2023.
Income Tax Expense
The increase in income tax expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is due to increased underwriting and investment income.
Segment Results — Three months ended March 31, 2023 and 2022
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results.
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features.

The following tables set forth the operating segment results and ratios for the three months ended March 31, 2023 and 2022:

	2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$396.2	$664.0	$1,060.2	$—	$50.3	$—	$1,110.5
Net premiums written	311.0	452.6	763.6	—	28.1	—	791.7
Net premiums earned	259.5	291.2	550.7	—	44.8	—	595.5
Loss and loss adjustment expenses incurred, net	85.6	172.5	258.1	(1.3)	10.3	—	267.1
Acquisition costs, net	66.0	71.7	137.7	(32.5)	14.5	—	119.7
Other underwriting expenses	28.2	19.3	47.5	—	4.7	—	52.2
Underwriting income	79.7	27.7	107.4	33.8	15.3	—	156.5
Services revenue	0.2	63.6	63.8	(34.3)	—	(29.5)	—
Services expenses	—	45.5	45.5	—	—	(45.5)	—
Net services fee income	0.2	18.1	18.3	(34.3)	—	16.0	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net investment losses from Strategic Investments	—	(3.9)	(3.9)	—	—	3.9	—
Net services income	0.2	12.6	12.8	(34.3)	—	21.5	—
Segment income	$79.9	$40.3	$120.2	$(0.5)	$15.3	$21.5	$156.5

Underwriting Ratios: (1)
Loss ratio	33.0%	59.2%	46.9%				44.9%
Acquisition cost ratio	25.4%	24.6%	25.0%				20.1%
Other underwriting expenses ratio	10.9%	6.6%	8.6%				8.8%
Combined ratio	69.3%	90.4%	80.5%				73.8%
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
Core Results
Collectively, the sum of our two segments, Reinsurance and Insurance & Services, constitute our “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Core Premium Volume
Gross premiums written increased by $52.5 million, or 5.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Net premiums written increased by $51.2 million, or 7.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Net premiums earned increased by $30.3 million, or 5.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increases in premium volume were primarily a result of increased contribution from strategic partnerships and growth in our Insurance & Services segment, reflecting strong growth in A&H, partially offset by a decrease in the Reinsurance segment as we execute the Restructuring Plan.
Core Underwriting Results
The improvement in net underwriting results was primarily driven by increased favorable prior year loss reserve development and lower expenses.

For the three months ended March 31, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $7.0 million, or 1.3 percentage points on the combined ratio, compared to $6.9 million, or 1.3 percentage points on the combined ratio, for the three months ended March 31, 2022.
Losses incurred included $91.9 million of favorable prior year loss reserve development for the three months ended March 31, 2023, compared to $5.0 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, favorable prior year loss reserve development was driven by decreases in the domestic and international property and casualty lines of business in the Reinsurance segment and Accident & Health in the Insurance & Service segment. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through March 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers.
Core Services Results
Services revenue was $63.8 million for the three months ended March 31, 2023 compared to $56.8 million for the three months ended March 31, 2022. The increase was primarily due to higher services revenue in IMG from increased demand for travel insurance products and services, services revenue from Alta Signa, as we entered into the strategic partnership in the second quarter of 2022, as well as continued growth in Arcadian.
For the three months ended March 31, 2023, net services fee income increased to $18.3 million compared to net services fee income of $13.5 million for the three months ended March 31, 2022 primarily due to increased services revenue from Arcadian and Alta Signa.
We generated net services income of $12.8 million for the three months ended March 31, 2023, compared to net services income of $14.0 million for the three months ended March 31, 2022. Net services income for the three months ended March 31, 2023 included net investment losses from Strategic Investments of $3.9 million compared to $0.3 million for the three months ended March 31, 2022.
Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three months ended March 31, 2023 and 2022:

	2023	2022	Change
	($ in millions)
Gross premiums written	$396.2	$524.2	$(128.0)
Net premiums written	311.0	374.9	(63.9)
Net premiums earned	259.5	307.6	(48.1)
Loss and loss adjustment expenses incurred, net	85.6	194.5	(108.9)
Acquisition costs, net	66.0	79.9	(13.9)
Other underwriting expenses	28.2	30.1	(1.9)
Underwriting income	79.7	3.1	76.6
Services revenues	0.2	—	0.2
Net services income	0.2	—	0.2
Segment income	$79.9	$3.1	$76.8

Underwriting ratios: (1)
Loss ratio	33.0%	63.2%	(30.2)%
Acquisition cost ratio	25.4%	26.0%	(0.6)%
Other underwriting expense ratio	10.9%	9.8%	1.1%
Combined ratio	69.3%	99.0%	(29.7)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Premium Volume
Gross premiums written in the Reinsurance segment decreased by $128.0 million, or 24.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by a reduction in both the Property and Casualty lines as we execute the Restructuring Plan.
Underwriting Results
The increase in net underwriting results for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to increased favorable prior year loss reserve development. Favorable prior year loss reserve development was $74.6 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through March 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers.
For the three months ended March 31, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $6.0 million, compared to $6.9 million, for the three months ended March 31, 2022.
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
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three months ended March 31, 2023 and 2022:

	2023	2022	Change
	($ in millions)
Gross premiums written	$664.0	$483.5	$180.5
Net premiums written	452.6	337.5	115.1
Net premiums earned	291.2	212.8	78.4
Loss and loss adjustment expenses incurred, net	172.5	134.0	38.5
Acquisition costs, net	71.7	53.5	18.2
Other underwriting expenses	19.3	15.7	3.6
Underwriting income	27.7	9.6	18.1
Services revenue	63.6	56.8	6.8
Services expenses	45.5	43.3	2.2
Net services fee income	18.1	13.5	4.6
Services noncontrolling (income) loss	(1.6)	0.8	(2.4)
Net investment losses from Strategic Investments	(3.9)	(0.3)	(3.6)
Net services income	12.6	14.0	(1.4)
Segment income	$40.3	$23.6	$16.7

Underwriting ratios: (1)
Loss ratio	59.2%	63.0%	(3.8)%
Acquisition cost ratio	24.6%	25.1%	(0.5)%
Other underwriting expense ratio	6.6%	7.4%	(0.8)%
Combined ratio	90.4%	95.5%	(5.1)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Premium Volume
Gross premiums written in the Insurance & Services segment increased by $180.5 million, or 37.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by growth across Insurance & Services, including growth in premiums from strategic partnerships and A&H.
Underwriting Results
The improvement in underwriting income of $18.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to increased favorable prior year loss reserve development and premium growth that generated underwriting income.
Favorable prior year loss reserve development was $17.3 million for the three months ended March 31, 2023, compared to $4.9 million for the three months ended March 31, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through March 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers.
Services Results
The increase in services revenue of $6.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher services revenue in IMG from increased demand for its travel products and services, services revenue from Alta Signa, as we entered into the strategic partnership in the second quarter of 2022, as well as continued growth in Arcadian.
The decrease in net services income of $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to net investment losses from Strategic Investments of $3.9 million compared to $0.3 million for the three months ended March 31, 2022.
Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. The following table sets forth underwriting results and the period over period changes for the three months ended March 31, 2023 and 2022:

	2023	2022	Change
	($ in millions)
Gross premiums written	$50.3	$2.0	$48.3
Net premiums written	28.1	1.5	26.6
Net premiums earned	44.8	8.9	35.9
Loss and loss adjustment expenses incurred, net	10.3	12.8	(2.5)
Acquisition costs, net	14.5	0.7	13.8
Other underwriting expenses	4.7	1.4	3.3
Underwriting income (loss)	$15.3	$(6.0)	$21.3
Corporate results include the effect of certain business lines no longer actively written due to the Restructuring Plan. Underwriting income for the three months ended March 31, 2023 is primarily due to favorable prior year loss reserve development of $13.5 million, which was primarily the result of management reflecting the continued favorable reported loss emergence through March 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, offset by $5.9 million of catastrophe losses, net of reinsurance and reinstatement premiums. For the three months ended March 31, 2022, the underwriting loss was driven by losses from the Russian/Ukraine conflict, including losses from the property lines of business, of $5.3 million.
Non-GAAP Financial Measures
We have included certain financial measures that are not calculated under standards or rules that comprise U.S. GAAP. Such measures, including Core underwriting income, Core net services income, Core income, Core combined ratio, accident year loss ratio, accident year combined ratio, attritional loss ratio and tangible book value per diluted common share, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of non-GAAP measures to the most comparable U.S. GAAP measures are included below.
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
Core combined ratio - calculated by dividing the sum of Core loss and loss adjustment expenses incurred, net, acquisition costs, net and other underwriting expenses by Core net premiums earned. Accident year loss ratio and accident year combined ratio are calculated by excluding prior year loss reserve development to present the impact of current accident year net loss and loss adjustment expenses on the Core loss ratio and Core combined ratio, respectively. Attritional loss ratio excludes catastrophe losses from the accident year loss ratio as they are not predictable as to timing and amount. These ratios are useful indicators of our underwriting profitability.
See Note 4 “Segment reporting” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information and a calculation of Core income (loss).
Tangible Book Value Per Diluted Common Share
Tangible book value per diluted common share, as presented, is a non-GAAP financial measure and the most comparable U.S. GAAP measure is book value per common share. Tangible book value per diluted common share excludes the total number of unvested restricted shares, at period end, and intangible assets. While restricted shares are outstanding, they are excluded because they are unvested. Further, management believes that effects of intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. The tangible book value per diluted common share is also useful because it provides a more accurate measure of the realizable value of shareholder returns, excluding intangible assets.

The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,036.6	$1,874.7
Intangible assets	(161.9)	(163.8)
Tangible diluted common shareholders' equity attributable to SiriusPoint common shareholders	$1,874.7	$1,710.9

Common shares outstanding	162,367,173	162,177,653
Effect of dilutive stock options, restricted share units, warrants and Series A preference shares	3,023,030	3,492,795
Book value per diluted common share denominator	165,390,203	165,670,448
Unvested restricted shares	(1,134,473)	(1,708,608)
Tangible book value per diluted common share denominator	164,255,730	163,961,840

Book value per common share	$12.54	$11.56
Book value per diluted common share	$12.31	$11.32
Tangible book value per diluted common share	$11.41	$10.43
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
For additional commitments and contingencies that may affect our liquidity requirements see Note 18 “Commitments and contingencies” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three months ended March 31, 2023, SiriusPoint did not pay any dividends to its common shareholders.
During the three months ended March 31, 2023, SiriusPoint declared and paid dividends of $4.0 million to the Series B preference shareholders (2022 - $4.0 million).
For the three months ended March 31, 2023, SiriusPoint received $59.2 million (2022 - $50.0 million) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $713.5 million as of December 31, 2022, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2022 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, and S&P. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint.
In connection with our group capital, as assessed by rating agencies and the Bermuda Monetary Authority, we expect that the 2023 LPT (which is projected to close on June 30, 2023, subject to regulatory approvals and other closing conditions), together with the first quarter 2023 release of reserves linked to the 2023 LPT, is expected to result in a net increase in such capital in excess of $150 million. This projected capital increase is expected to be attributable primarily to a reduction in required capital associated with reserve risks and an increase in available capital due to the cession of loss reserves to the 2023 LPT below their original carrying value due to the first quarter 2023 reserve release. For additional information see Note 3 “Significant transactions” and Note 11 “Loss and loss adjustment expense reserves” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2023, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
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

The following table represents a summary of our debt obligations as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$265.7	6.7%	$264.3	6.0%
Unamortized discount	(5.6)		(5.7)
2017 SEK Subordinated Notes, carrying value	260.1		258.6
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	4.5		4.8
2016 Senior Notes, carrying value	404.5		404.8
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.4)		(0.4)
2015 Senior Notes, carrying value	114.6		114.6
Total debt	$779.2		$778.0
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2016 Senior Notes and 2015 Senior Notes, please refer to Note 16 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2022 Form 10-K.
Debt Covenants
As of March 31, 2023, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes and the 2015 Senior Notes.
Series A Preference Shares
SiriusPoint has 11,720,987 Series A preference shares outstanding, par value of $0.10 per share. The Series A preference shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions.
As of March 31, 2023, the estimated fair value of the Series A preference shares was $7.1 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the three months ended March 31, 2023, the Company did not declare or pay dividends to Series A preference shareholders.
For further details and discussion with respect to the Series A preference shares, see Note 18 “Commitments and contingencies” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Series B Preference Shares
SiriusPoint has 8,000,000 of Series B preference shares outstanding, par value $0.10, which are listed on the New York Stock Exchange under the symbol “SPNT PB.” Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0%.
As of March 31, 2023, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three months ended March 31, 2023, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 15 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of March 31, 2023, $1,268.0 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of March 31, 2023.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of March 31, 2023, total cash and cash equivalents and debt securities with a fair value of $1,415.5 million were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash, Restricted Cash and Cash Equivalents and Restricted Investments
Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with original maturity dates of 90 days or less. We invest a portion of the collateral securing certain reinsurance contracts in U.S. treasury securities and sovereign debt. This portion of the collateral is included in debt securities in the consolidated balance sheets and is disclosed as part of restricted investments. In addition, restricted investments also pertain to limited partnership interests in Third Point funds securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled.
Restricted cash and cash equivalents and restricted investments decreased by $126.9 million, or 5.3%, to $2,283.7 million as of March 31, 2023 from $2,410.6 million as of December 31, 2022. The decrease was due to a decrease in investments securing reinsurance contracts and letters of credit.
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
Operating, investing and financing cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	2023	2022
	($ in millions)
Net cash provided by operating activities	$94.2	$0.1
Net cash provided by (used in) investing activities	6.1	(128.4)
Net cash used in financing activities	(39.4)	(21.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	60.9	(149.5)
Cash, cash equivalents and restricted cash at beginning of period	913.7	1,948.4
Cash, cash equivalents and restricted cash at end of period	$974.6	$1,798.9
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in the collection of premiums which have outpaced the payment of claims in addition to the decrease in catastrophe losses paid compared to the prior year.
Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2023 primarily relates to the increase in sales and maturities of U.S. treasuries during the period. Cash flows used in investing activities for the three months ended March 31, 2022 primarily relates to the increase in purchases of debt securities during the period as a result of migrating the investment portfolio from equity to fixed income that is in line with the risk appetite and our strategic priorities. The increase in investing activity was also impacted by a rotation from U.S. treasuries into corporate debt to secure yield in a higher interest rate environment.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2023 primarily consisted of $38.5 million for the settlement of CVRs, $4.0 million for cash dividends paid to preference shareholders, $3.8 million for payments on deposit liability contracts and $3.0 million for taxes paid on withholding shares. Cash flows used in financing activities for the three months ended March 31, 2022 primarily consisted of $6.8 million for payments on deposit liability contracts, $4.7 million for shares repurchased, and $4.0 million for cash dividends paid to preference shareholders.
Financial Condition
As of March 31, 2023, total shareholders’ equity was $2,248.0 million, compared to $2,082.6 million as of December 31, 2022. The increase was primarily due to net income of $138.6 million in the three months ended March 31, 2023.
Contractual Obligations
There have been no material changes to our contractual obligations from our 2022 Form 10-K.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2022 Form 10-K.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2022, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, including evaluation of risk transfer, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments, (4) valuation of components of purchase consideration, loss and adjustment expenses reserves and intangible assets relating to acquisition of Sirius Group and (5) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Form 10-K.
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
We manage the interest rate risk associated with our portfolio of fixed income investments by matching asset backing reserves with that of our economic liabilities, in addition to monitoring the average of investment-grade corporate securities; U.S. government and agency securities; foreign government, agency and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of March 31, 2023:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$4,686.1	300 bp decrease	$5,020.9	$334.8
		200 bp decrease	4,909.1	223.0
		100 bp decrease	4,797.2	111.1
		50 bp decrease	4,741.3	55.2
		50 bp increase	4,626.7	(59.4)
		100 bp increase	4,567.9	(118.2)
		200 bp increase	4,450.5	(235.6)
		300 bp increase	$4,333.0	$(353.1)
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of March 31, 2023:

	10% increase	10% decrease
	($ in millions)
Euro to U.S. dollar	$(0.7)	$0.7
Swedish Krona to U.S. dollar	10.3	(10.3)
British Pound to U.S. dollar	(0.7)	0.7
South African Rand to U.S. Dollar	(0.2)	0.2
Canadian Dollar to U.S. dollar	$(2.7)	$2.7

Other Long-term Investments Price Risk
The carrying values of our other long-term investments are at either fair value, using the equity method, net asset value, or management's cost less any impairment, which is based on fair value, as of the balance sheet date. The fair values of these investments are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment or other market factors, including interest rates and foreign exchange. Assuming a hypothetical 10% and 30% increase or decrease in the value of our other long-term investments as of March 31, 2023, the carrying value of our other long-term investments would have increased or decreased by approximately $36.2 million and $108.6 million, pre-tax, respectively.
Investments in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Related Party Investment Funds as of March 31, 2023, the carrying value of these investments would have increased or decreased by approximately $11.8 million and $35.4 million, pre-tax, respectively.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2023, we implemented a new accounting and financial reporting system, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - Other Information
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
ITEM 1A. Risk Factors
There have been no material changes to the Company's risk factors disclosed in Part I, Item 1A of our 2022 Form 10-K.
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
As of March 31, 2023, a maximum value of approximately $56.3 million of common shares and warrants may yet be purchased under the program.
The Company did not make any repurchases of common shares during the three months ended March 31, 2023.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits

10.1*
Master Agreement, dated as of March 2, 2023, by and among SiriusPoint International Försäkringsaktiebolag (publ), Sirius International Managing Agency Limited (in its capacity as the managing agent for Sirius International Syndicate 1945 at Lloyd’s), and Pallas Reinsurance Company Ltd.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*    Management contracts or compensatory plans or arrangements. Schedules, exhibits and certain non-material and competitively sensitive information have been redacted from this filed version.
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

SiriusPoint Ltd.
Date: May 3, 2023
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Yendall
Stephen Yendall
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)