Form 10-Q
period 2023-06-30
SiriusPoint Ltd
filed 2023-08-02
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of July 28, 2023, the registrant had 164,501,084 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2023 and December 31, 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	June 30, 2023	December 31, 2022
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2022 - $0.0) (cost - $4,241.3; 2022 - $2,678.1)	$4,172.1	$2,635.5
Debt securities, trading, at fair value (cost - $802.3; 2022 - $1,630.1)	753.2	1,526.0
Short-term investments, at fair value (cost - $555.1; 2022 - $984.5)	559.2	984.6
Investments in related party investment funds, at fair value	111.3	128.8
Other long-term investments, at fair value (cost - $377.6; 2022 - $392.0) (includes related party investments at fair value of $199.4 (2022 - $201.2))	355.4	377.2
Equity securities, trading, at fair value (cost - $1.8; 2022 - $1.8)	1.6	1.6
Total investments	5,952.8	5,653.7
Cash and cash equivalents	676.2	705.3
Restricted cash and cash equivalents	95.2	208.4
Redemption receivable from related party investment fund	5.0	18.5
Due from brokers	18.2	4.9
Interest and dividends receivable	36.8	26.7
Insurance and reinsurance balances receivable, net	2,252.1	1,876.9
Deferred acquisition costs, net	340.3	294.9
Unearned premiums ceded	481.3	348.8
Loss and loss adjustment expenses recoverable, net	2,276.7	1,376.2
Deferred tax asset	164.3	200.3
Intangible assets	158.5	163.8
Other assets	165.4	157.9
Total assets	$12,622.8	$11,036.3
Liabilities
Loss and loss adjustment expense reserves	$5,338.8	$5,268.7
Unearned premium reserves	1,819.2	1,521.1
Reinsurance balances payable	1,845.4	813.6
Deposit liabilities	137.8	140.5
Deferred gain on retroactive reinsurance	21.2	—
Debt	765.9	778.0
Securities sold, not yet purchased, at fair value	—	27.0
Securities sold under an agreement to repurchase	11.0	18.0
Due to brokers	28.1	—
Deferred tax liability	61.0	59.8
Liability-classified capital instruments	65.4	60.4
Accounts payable, accrued expenses and other liabilities	261.3	266.6
Total liabilities	10,355.1	8,953.7
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 163,200,630; 2022 - 162,177,653)	16.3	16.2
Additional paid-in capital	1,645.6	1,641.3
Retained earnings	467.1	262.2
Accumulated other comprehensive loss, net of tax	(74.2)	(45.0)
Shareholders’ equity attributable to SiriusPoint shareholders	2,254.8	2,074.7
Noncontrolling interests	12.9	7.9
Total shareholders’ equity	2,267.7	2,082.6
Total liabilities, noncontrolling interests and shareholders’ equity	$12,622.8	$11,036.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2023 and 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues
Net premiums earned	$703.8	$568.8	$1,299.3	$1,098.1
Net realized and unrealized investment gains (losses)	(1.8)	(98.4)	9.5	(180.3)
Net realized and unrealized investment losses from related party investment funds	(0.9)	(60.5)	(0.1)	(191.5)
Net investment income	68.5	17.4	130.2	25.2
Net realized and unrealized investment gains (losses) and net investment income	65.8	(141.5)	139.6	(346.6)
Other revenues	(1.7)	45.8	14.1	83.0
Total revenues	767.9	473.1	1,453.0	834.5
Expenses
Loss and loss adjustment expenses incurred, net	407.0	360.3	674.1	700.4
Acquisition costs, net	126.2	123.6	245.9	232.1
Other underwriting expenses	43.3	46.1	95.5	93.3
Net corporate and other expenses	70.3	72.0	130.3	149.4
Intangible asset amortization	2.9	2.0	5.3	3.9
Interest expense	11.7	9.4	24.5	18.7
Foreign exchange (gains) losses	17.4	(56.5)	17.5	(75.9)
Total expenses	678.8	556.9	1,193.1	1,121.9
Income (loss) before income tax (expense) benefit	89.1	(83.8)	259.9	(287.4)
Income tax (expense) benefit	(16.8)	27.7	(42.6)	18.0
Net income (loss)	72.3	(56.1)	217.3	(269.4)
Net income attributable to noncontrolling interests	(2.0)	(0.7)	(4.4)	(0.4)
Net income (loss) available to SiriusPoint	70.3	(56.8)	212.9	(269.8)
Dividends on Series B preference shares	(4.0)	(4.0)	(8.0)	(8.0)
Net income (loss) available to SiriusPoint common shareholders	$66.3	$(60.8)	$204.9	$(277.8)
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.38	$(0.38)	$1.18	$(1.74)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.37	$(0.38)	$1.14	$(1.74)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	162,027,831	160,258,883	161,473,011	160,064,319
Diluted	166,708,932	160,258,883	165,997,198	160,064,319

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2023 and 2022
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Comprehensive income (loss)
Net income (loss)	$72.3	$(56.1)	$217.3	$(269.4)
Other comprehensive loss, net of tax
Change in foreign currency translation	1.5	(1.2)	1.2	(0.4)
Unrealized losses from debt securities held as available for sale investments	(54.9)	(9.8)	(32.0)	(9.8)
Reclassifications from accumulated other comprehensive income	2.2	—	1.6	—
Total other comprehensive loss	(51.2)	(11.0)	(29.2)	(10.2)
Comprehensive income (loss)	21.1	(67.1)	188.1	(279.6)
Net income attributable to noncontrolling interests	(2.0)	(0.7)	(4.4)	(0.4)
Comprehensive income (loss) available to SiriusPoint	$19.1	$(67.8)	$183.7	$(280.0)
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended June 30, 2023 and 2022
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0	$200.0
Issuance of preference shares, net	—	—	—	—
Balance, end of period	200.0	200.0	200.0	200.0
Common shares
Balance, beginning of period	16.2	16.2	16.2	16.2
Issuance of common shares, net	0.1	—	0.1	0.1
Common shares repurchased and retired	—	—	—	(0.1)
Balance, end of period	16.3	16.2	16.3	16.2
Additional paid-in capital
Balance, beginning of period	1,642.6	1,623.4	1,641.3	1,622.7
Issuance of common shares, net	0.1	—	0.1	—
Share compensation	0.9	7.2	3.4	12.5
Common shares repurchased and retired	—	(0.3)	—	(4.9)
Exercise of Warrants	2.0	—	2.0	—
Change in ownership interest in subsidiary	—	—	(1.2)	—
Balance, end of period	1,645.6	1,630.3	1,645.6	1,630.3
Retained earnings
Balance, beginning of period	400.8	448.0	262.2	665.0
Net income (loss)	72.3	(56.1)	217.3	(269.4)
Net income attributable to noncontrolling interests	(2.0)	(0.7)	(4.4)	(0.4)
Dividends on preference shares	(4.0)	(4.0)	(8.0)	(8.0)
Balance, end of period	467.1	387.2	467.1	387.2
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(23.0)	0.6	(45.0)	(0.2)
Net change in foreign currency translation adjustment
Balance, beginning of period	(5.5)	0.6	(5.2)	(0.2)
Net change in foreign currency translation adjustment	1.5	(1.2)	1.2	(0.4)
Balance, end of period	(4.0)	(0.6)	(4.0)	(0.6)
Unrealized losses from debt securities held as available for sale investments
Balance, beginning of period	(17.5)	—	(39.8)	—
Unrealized losses from debt securities held as available for sale investments	(54.9)	(9.8)	(32.0)	(9.8)
Reclassifications from accumulated other comprehensive income	2.2	—	1.6	—
Balance, end of period	(70.2)	(9.8)	(70.2)	(9.8)
Balance, end of period	(74.2)	(10.4)	(74.2)	(10.4)
Shareholders’ equity attributable to SiriusPoint shareholders	2,254.8	2,223.3	2,254.8	2,223.3
Noncontrolling interests	12.9	0.8	12.9	0.8
Total shareholders’ equity	$2,267.7	$2,224.1	$2,267.7	$2,224.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2023 and 2022
(expressed in millions of U.S. dollars)

	2023	2022
Operating activities
Net income (loss)	$217.3	$(269.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	10.8	18.9
Net realized and unrealized (gain) loss on investments and derivatives	(12.6)	163.2
Net realized and unrealized loss on investment in related party investment funds	0.1	191.5
Other revenues	44.1	(37.2)
Amortization of premium and accretion of discount, net	(36.3)	8.6
Amortization of intangible assets	5.3	3.9
Other items, net	(4.2)	(42.3)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(370.4)	(224.5)
Deferred acquisition costs, net	(45.4)	(52.5)
Unearned premiums ceded	(132.5)	(132.8)
Loss and loss adjustment expenses recoverable, net	(900.5)	(42.2)
Deferred tax asset/liability	37.2	(34.3)
Other assets	(12.4)	(5.0)
Interest and dividends receivable	(10.1)	(6.3)
Loss and loss adjustment expense reserves	70.1	99.4
Unearned premium reserves	298.1	358.8
Deferred gain on retroactive reinsurance	21.2	—
Reinsurance balances payable	1,031.8	70.7
Accounts payable, accrued expenses and other liabilities	(5.3)	(23.3)
Net cash provided by operating activities	206.3	45.2
Investing activities
Proceeds from redemptions from related party investment funds	30.9	654.0
Contributions to related party investment funds	—	(4.0)
Purchases of investments	(3,092.3)	(2,915.7)
Proceeds from sales and maturities of investments	2,749.1	1,705.7
Change in due to/from brokers, net	14.8	(45.4)
Net cash used in investing activities	(297.5)	(605.4)
Financing activities
Taxes paid on withholding shares	(7.5)	(6.5)
Purchases of SiriusPoint common shares under share repurchase program	—	(5.0)
Proceeds from loans under an agreement to repurchase	9.3	17.5
Cash dividends paid to preference shareholders	(8.0)	(8.0)
Settlement of Contingent Value Rights	(38.5)	—
Net proceeds from exercise of Warrants	1.5	—
Net payments on deposit liability contracts	(7.3)	(9.8)
Change in total noncontrolling interests, net	(0.6)	0.8
Net cash used in financing activities	(51.1)	(11.0)
Net decrease in cash, cash equivalents and restricted cash	(142.3)	(571.2)
Cash, cash equivalents and restricted cash at beginning of period	913.7	1,948.4
Cash, cash equivalents and restricted cash at end of period	$771.4	$1,377.2

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the U.S. Securities and Exchange Commission on February 24, 2023.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the six months ended June 30, 2023 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
Other than described below, there have been no material changes to the Company’s significant accounting policies as described in its 2022 Form 10-K.
Retroactive Reinsurance
A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative loss and loss adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In any period in which there is a revised estimate of loss and loss adjustment expenses and the loss portfolio transfer is in a gain position, the deferred gain is recalculated as if the revised estimate was available at the inception date of the loss portfolio transfer and the change in the deferred gain is recognized in earnings. The deferred gain is disclosed as a separate line item in the Company’s consolidated balance sheets and changes in the deferred gain are recognized within losses incurred in the Company’s income statement.
Recently issued accounting standards
Accounting pronouncements issued during the three and six months ended June 30, 2023 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.
3. Significant transactions
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period, and included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. Upon closing, the Company recorded an initial estimate of a deferred gain of $21.2 million, which is disclosed as Deferred gain on retroactive reinsurance in the Company’s consolidated balance sheets, and will be amortized over the claim payout period of the subject business. Funds held payable of $884.4 million are included in Reinsurance balances payable in the Company’s consolidated balance sheets. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of the booked reserves as of the inception of the contract.
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
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned. Net services income (loss) consists of services revenues (fee for service revenue), services expenses, services non-controlling (income) loss and net investment gains (losses) from Strategic Investments. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income (loss). These items are reconciled to the consolidated presentation in the segment measure reclass column below and include net investment gains (losses) from Strategic Investments where Insurance & Services holds private equity investments. Also included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
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

The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$387.1	$462.7	$849.8	$—	$37.3	$—	$887.1
Net premiums written	341.3	291.6	632.9	—	37.3	—	670.2
Net premiums earned	320.7	339.6	660.3	—	43.5	—	703.8
Loss and loss adjustment expenses incurred, net	167.0	227.7	394.7	(1.5)	13.8	—	407.0
Acquisition costs, net	62.4	84.0	146.4	(35.9)	15.7	—	126.2
Other underwriting expenses	12.0	25.5	37.5	—	5.8	—	43.3
Underwriting income	79.3	2.4	81.7	37.4	8.2	—	127.3
Services revenues	(2.8)	62.2	59.4	(37.0)	—	(22.4)	—
Services expenses	—	50.0	50.0	—	—	(50.0)	—
Net services fee income (loss)	(2.8)	12.2	9.4	(37.0)	—	27.6	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net investment losses from Strategic Investments	—	(4.1)	(4.1)	—	—	4.1	—
Net services income (loss)	(2.8)	6.4	3.6	(37.0)	—	33.4	—
Segment income	76.5	8.8	85.3	0.4	8.2	33.4	127.3
Net realized and unrealized investment gains (losses)					2.3	(4.1)	(1.8)
Net realized and unrealized investment losses from related party investment funds					(0.9)	—	(0.9)
Net investment income					68.5	—	68.5
Other revenues					(24.1)	22.4	(1.7)
Net corporate and other expenses					(20.3)	(50.0)	(70.3)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(11.7)	—	(11.7)
Foreign exchange losses					(17.4)	—	(17.4)
Income before income tax expense	$76.5	$8.8	85.3	0.4	1.7	1.7	89.1
Income tax expense			—	—	(16.8)	—	(16.8)
Net income (loss)			85.3	0.4	(15.1)	1.7	72.3
Net income attributable to noncontrolling interest			—	—	(0.3)	(1.7)	(2.0)
Net income (loss) available to SiriusPoint			$85.3	$0.4	$(15.4)	$—	$70.3

Underwriting Ratios: (1)
Loss ratio	52.1%	67.0%	59.8%				57.8%
Acquisition cost ratio	19.5%	24.7%	22.2%				17.9%
Other underwriting expenses ratio	3.7%	7.5%	5.7%				6.2%
Combined ratio	75.3%	99.2%	87.7%				81.9%
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

	Three months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$378.3	$433.9	$812.2	$—	$0.4	$—	$812.6
Net premiums written	321.5	301.4	622.9	—	0.1	—	623.0
Net premiums earned	319.5	244.3	563.8	—	5.0	—	568.8
Loss and loss adjustment expenses incurred, net	204.7	154.8	359.5	(1.1)	1.9	—	360.3
Acquisition costs, net	86.3	63.9	150.2	(26.8)	0.2	—	123.6
Other underwriting expenses	28.7	15.8	44.5	—	1.6	—	46.1
Underwriting income (loss)	(0.2)	9.8	9.6	27.9	1.3	—	38.8
Services revenues	—	56.6	56.6	(36.7)	—	(19.9)	—
Services expenses	—	44.8	44.8	—	—	(44.8)	—
Net services fee income	—	11.8	11.8	(36.7)	—	24.9	—
Services noncontrolling income	—	(0.7)	(0.7)	—	—	0.7	—
Net investment losses from Strategic Investments	—	(0.5)	(0.5)	—	—	0.5	—
Net services income	—	10.6	10.6	(36.7)	—	26.1	—
Segment income (loss)	(0.2)	20.4	20.2	(8.8)	1.3	26.1	38.8
Net realized and unrealized investment losses					(97.9)	(0.5)	(98.4)
Net realized and unrealized investment losses from related party investment funds					(60.5)	—	(60.5)
Net investment income					17.4	—	17.4
Other revenues					25.9	19.9	45.8
Net corporate and other expenses					(27.2)	(44.8)	(72.0)
Intangible asset amortization					(2.0)	—	(2.0)
Interest expense					(9.4)	—	(9.4)
Foreign exchange gains					56.5	—	56.5
Income (loss) before income tax benefit	$(0.2)	$20.4	20.2	(8.8)	(95.9)	0.7	(83.8)
Income tax benefit			—	—	27.7	—	27.7
Net income (loss)			20.2	(8.8)	(68.2)	0.7	(56.1)
Net income attributable to noncontrolling interest			—	—	—	(0.7)	(0.7)
Net income (loss) available to SiriusPoint			$20.2	$(8.8)	$(68.2)	$—	$(56.8)

Underwriting Ratios: (1)
Loss ratio	64.1%	63.4%	63.8%				63.3%
Acquisition cost ratio	27.0%	26.2%	26.6%				21.7%
Other underwriting expenses ratio	9.0%	6.5%	7.9%				8.1%
Combined ratio	100.1%	96.1%	98.3%				93.1%
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

	Six months ended June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$783.3	$1,126.7	$1,910.0	$—	$87.6	$—	$1,997.6
Net premiums written	652.3	744.2	1,396.5	—	65.4	—	1,461.9
Net premiums earned	580.2	630.8	1,211.0	—	88.3	—	1,299.3
Loss and loss adjustment expenses incurred, net	252.6	400.2	652.8	(2.8)	24.1	—	674.1
Acquisition costs, net	128.4	155.7	284.1	(68.4)	30.2	—	245.9
Other underwriting expenses	40.2	44.8	85.0	—	10.5	—	95.5
Underwriting income	159.0	30.1	189.1	71.2	23.5	—	283.8
Services revenues	(2.6)	125.8	123.2	(71.3)	—	(51.9)	—
Services expenses	—	95.5	95.5	—	—	(95.5)	—
Net services fee income (loss)	(2.6)	30.3	27.7	(71.3)	—	43.6	—
Services noncontrolling income	—	(3.3)	(3.3)	—	—	3.3	—
Net investment losses from Strategic Investments	—	(8.0)	(8.0)	—	—	8.0	—
Net services income (loss)	(2.6)	19.0	16.4	(71.3)	—	54.9	—
Segment income	156.4	49.1	205.5	(0.1)	23.5	54.9	283.8
Net realized and unrealized investment gains (losses)					17.5	(8.0)	9.5
Net realized and unrealized investment losses from related party investment funds					(0.1)	—	(0.1)
Net investment income					130.2	—	130.2
Other revenues					(37.8)	51.9	14.1
Net corporate and other expenses					(34.8)	(95.5)	(130.3)
Intangible asset amortization					(5.3)	—	(5.3)
Interest expense					(24.5)	—	(24.5)
Foreign exchange losses					(17.5)	—	(17.5)
Income before income tax expense	$156.4	$49.1	205.5	(0.1)	51.2	3.3	259.9
Income tax expense			—	—	(42.6)	—	(42.6)
Net income			205.5	(0.1)	8.6	3.3	217.3
Net income attributable to noncontrolling interests			—	—	(1.1)	(3.3)	(4.4)
Net income available to SiriusPoint			$205.5	$(0.1)	$7.5	$—	$212.9

Underwriting Ratios: (1)
Loss ratio	43.5%	63.4%	53.9%				51.9%
Acquisition cost ratio	22.1%	24.7%	23.5%				18.9%
Other underwriting expenses ratio	6.9%	7.1%	7.0%				7.4%
Combined ratio	72.5%	95.2%	84.4%				78.2%
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

	Six months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$902.5	$917.4	$1,819.9	$—	$2.4	$—	$1,822.3
Net premiums written	696.4	638.9	1,335.3	—	1.6	—	1,336.9
Net premiums earned	627.1	457.1	1,084.2	—	13.9	—	1,098.1
Loss and loss adjustment expenses incurred, net	399.2	288.8	688.0	(2.3)	14.7	—	700.4
Acquisition costs, net	166.2	117.4	283.6	(52.4)	0.9	—	232.1
Other underwriting expenses	58.8	31.5	90.3	—	3.0	—	93.3
Underwriting income (loss)	2.9	19.4	22.3	54.7	(4.7)	—	72.3
Services revenues	—	113.4	113.4	(67.5)	—	(45.9)	—
Services expenses	—	88.1	88.1	—	—	(88.1)	—
Net services fee income	—	25.3	25.3	(67.5)	—	42.2	—
Services noncontrolling loss	—	0.1	0.1	—	—	(0.1)	—
Net investment losses from Strategic Investments	—	(0.8)	(0.8)	—	—	0.8	—
Net services income	—	24.6	24.6	(67.5)	—	42.9	—
Segment income (loss)	2.9	44.0	46.9	(12.8)	(4.7)	42.9	72.3
Net realized and unrealized investment losses					(179.5)	(0.8)	(180.3)
Net realized and unrealized investment losses from related party investment funds					(191.5)	—	(191.5)
Net investment income					25.2	—	25.2
Other revenues					37.1	45.9	83.0
Net corporate and other expenses					(61.3)	(88.1)	(149.4)
Intangible asset amortization					(3.9)	—	(3.9)
Interest expense					(18.7)	—	(18.7)
Foreign exchange gains					75.9	—	75.9
Income (loss) before income tax expense	$2.9	$44.0	46.9	(12.8)	(321.4)	(0.1)	(287.4)
Income tax expense			—	—	18.0	—	18.0
Net income (loss)			46.9	(12.8)	(303.4)	(0.1)	(269.4)
Net income attributable to noncontrolling interests			—	—	(0.5)	0.1	(0.4)
Net income (loss) available to SiriusPoint			$46.9	$(12.8)	$(303.9)	$—	$(269.8)

Underwriting Ratios: (1)
Loss ratio	63.7%	63.2%	63.5%				63.8%
Acquisition cost ratio	26.5%	25.7%	26.2%				21.1%
Other underwriting expenses ratio	9.4%	6.9%	8.3%				8.5%
Combined ratio	99.6%	95.8%	98.0%				93.4%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$676.2	$705.3
Restricted cash securing letter of credit facilities (1)	31.9	34.3
Restricted cash securing reinsurance contracts (2)	38.1	148.9
Restricted cash held by managing general underwriters	25.2	25.2
Total cash, cash equivalents and restricted cash (3)	771.4	913.7
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,517.5	2,202.2
Total cash, cash equivalents, restricted cash and restricted investments	$3,288.9	$3,115.9
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$704.8	$—	$704.8
Residential mortgage-backed securities	—	684.4	—	684.4
Commercial mortgage-backed securities	—	133.7	—	133.7
Corporate debt securities	—	1,483.5	—	1,483.5
U.S. government and government agency	1,079.3	4.2	—	1,083.5
Non-U.S. government and government agency	3.2	79.0	—	82.2
Total debt securities, available for sale	1,082.5	3,089.6	—	4,172.1
Asset-backed securities	—	358.8	—	358.8
Residential mortgage-backed securities	—	80.5	—	80.5
Commercial mortgage-backed securities	—	72.7	—	72.7
Corporate debt securities	—	101.4	—	101.4
U.S. government and government agency	108.9	—	—	108.9
Non-U.S. government and government agency	1.7	29.2	—	30.9
Total debt securities, trading	110.6	642.6	—	753.2
Total equity securities	1.6	—	—	1.6
Short-term investments	540.4	18.8	—	559.2
Other long-term investments	—	—	235.0	235.0
Derivative assets	—	—	4.1	4.1
	$1,735.1	$3,751.0	$239.1	5,725.2
Cost and equity method investments				88.2
Investments in funds valued at NAV				143.5
Total assets				$5,956.9
Liabilities
Securities sold under an agreement to repurchase	$—	$11.0	$—	$11.0
Liability-classified capital instruments	—	—	65.4	65.4
Derivative liabilities	—	—	26.6	26.6
Total liabilities	$—	$11.0	$92.0	$103.0

	December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$230.7	$—	$230.7
Residential mortgage-backed securities	—	340.7	—	340.7
Commercial mortgage-backed securities	—	61.2	—	61.2
Corporate debt securities	—	415.7	—	415.7
U.S. government and government agency	1,546.2	4.4	—	1,550.6
Non-U.S. government and government agency	5.0	31.6	—	36.6
Total debt securities, available for sale	1,551.2	1,084.3	—	2,635.5
Asset-backed securities	—	553.7	—	553.7
Residential mortgage-backed securities	—	133.6	—	133.6
Commercial mortgage-backed securities	—	113.4	—	113.4
Corporate debt securities	—	363.5	—	363.5
U.S. Government and government agency	264.1	6.3	—	270.4
Non-U.S. government and government agency	8.7	79.5	—	88.2
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	272.8	1,250.0	3.2	1,526.0
Total equity securities	1.6	—	—	1.6
Short-term investments	972.8	11.8	—	984.6
Other long-term investments	—	—	227.3	227.3
Derivative assets	—	—	9.5	9.5
	$2,798.4	$2,346.1	$240.0	5,384.5
Cost and equity method investments				104.8
Investments in funds valued at NAV				173.9
Total assets				$5,663.2
Liabilities
Total securities sold, not yet purchased	$27.0	$—	$—	$27.0
Securities sold under an agreement to repurchase	—	18.0	—	18.0
Liability-classified capital instruments	—	39.0	21.4	60.4
Derivative liabilities	—	—	8.6	8.6
Total liabilities	$27.0	$57.0	$30.0	$114.0
During the six months ended June 30, 2023, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2022 - no reclassifications).
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
The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2023:

	April 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	June 30, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.4	—	6.3	(0.3)	1.6	235.0
Derivative assets	11.3	—	0.3	(10.5)	3.0	4.1
Total assets	$241.9	$—	$6.6	$(13.1)	$3.7	$239.1
Liabilities
Liability-classified capital instruments	$(47.0)	$—	$0.6	$—	$(19.0)	$(65.4)
Derivative liabilities	(8.4)	—	16.8	(7.6)	(27.4)	(26.6)
Total liabilities	$(55.4)	$—	$17.4	$(7.6)	$(46.4)	$(92.0)

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	June 30, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.3	—	6.6	(0.3)	1.4	235.0
Derivative assets	9.5	—	2.8	(12.6)	4.4	4.1
Total assets	$240.0	$—	$9.4	$(15.2)	$4.9	$239.1
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$0.6	$—	$(44.6)	$(65.4)
Derivative liabilities	(8.6)	—	13.5	(6.2)	(25.3)	(26.6)
Total liabilities	$(30.0)	$—	$14.1	$(6.2)	$(69.9)	$(92.0)
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2022:

	April 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	June 30, 2022
Assets
Preferred stocks	$3.3	$—	$—	$—	$(0.1)	$3.2
Other long-term investments	242.4	—	—	(0.7)	—	241.7
Derivative assets	(2.4)	—	0.6	(0.9)	0.3	(2.4)
Total assets	$243.3	$—	$0.6	$(1.6)	$0.2	$242.5
Liabilities
Liability-classified capital instruments	$(42.1)	$—	$—	$—	$31.4	$(10.7)
Derivative liabilities	(4.8)	—	5.0	—	(5.2)	(5.0)
Total liabilities	$(46.9)	$—	$5.0	$—	$26.2	$(15.7)

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$0.4	$3.2
Other long-term investments	262.1	—	1.6	(19.6)	(2.4)	241.7
Derivative assets	0.4	—	0.6	(2.6)	(0.8)	(2.4)
Total assets	$265.3	$—	$2.2	$(22.2)	$(2.8)	$242.5
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$46.5	$(10.7)
Derivative liabilities	(3.2)	—	3.1	—	(4.9)	(5.0)
Total liabilities	$(60.4)	$—	$3.1	$—	$41.6	$(15.7)
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2023 and December 31, 2022. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$250.0	$247.1	$259.0	$258.6
2016 Senior Notes	332.3	404.2	343.7	404.8
2015 Senior Notes	107.1	114.6	112.6	114.6
Series B preference shares	$202.4	$200.0	$186.0	$200.0
7. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities held for trading, debt securities available for sale, short-term investments, equity securities, and other long-term investments which are classified as trading securities with the exception of debt securities held as available for sale. Realized investment gains and losses on debt securities are reported in pre-tax revenues. Unrealized investment gains and losses on debt securities are reported based on classification. Trading securities flow through pre-tax revenues, whereas securities classified as available for sale (“AFS”) flow through other comprehensive income (loss).
For debt securities classified as AFS for which a decline in the fair value between the amortized cost is due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding impact to the consolidated statements of income (loss). The allowance is limited to the difference between amortized cost and fair value. A credit losses impairment assessment is performed on securities using both quantitative and qualitative factors. Qualitative factors include significant declines in fair value below amortized cost. Additionally, a qualitative assessment is also performed over debt securities to evaluate potential credit losses. Examples of qualitative indicators include issuer credit downgrades as well as changes to credit spreads.
Declines in fair value related to a debt security that do not relate to a credit loss are recorded as a component of accumulated other comprehensive income (loss).
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses (2)	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$712.0	$2.7	$(9.9)	$—	$704.8
Residential mortgage-backed securities	700.8	2.0	(18.4)	—	684.4
Commercial mortgage-backed securities	136.5	0.1	(2.9)	—	133.7
Corporate debt securities	1,507.8	1.0	(25.6)	0.4	1,483.6
U.S. government and government agency(1)	1,101.3	0.2	(18.0)	—	1,083.5
Non-U.S. government and government agency	82.9	—	(1.4)	0.6	82.1
Total debt securities, available for sale (2)	$4,241.3	$6.0	$(76.2)	$1.0	$4,172.1
Debt securities, trading
Asset-backed securities	$371.1	$0.1	$(12.5)	$—	$358.7
Residential mortgage-backed securities	93.8	—	(13.2)	—	80.6
Commercial mortgage-backed securities	82.4	—	(9.7)	—	72.7
Corporate debt securities	110.0	—	(8.4)	(0.3)	101.3
U.S. government and government agency (1)	112.5	—	(3.5)	—	109.0
Non-U.S. government and government agency	32.5	—	(1.6)	—	30.9
Total debt securities, trading	$802.3	$0.1	$(48.9)	$(0.3)	$753.2

	December 31, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$234.1	$0.9	$(4.3)	$—	$230.7
Residential mortgage-backed securities	354.3	0.3	(13.9)	—	340.7
Commercial mortgage-backed securities	62.1	—	(0.9)	—	61.2
Corporate debt securities	428.5	0.5	(13.1)	(0.2)	415.7
U.S. government and government agency (1)	1,561.9	3.2	(14.5)	—	1,550.6
Non-U.S. government and government agency	37.2	—	(0.7)	0.1	36.6
Total debt securities, available for sale (2)	$2,678.1	$4.9	$(47.4)	$(0.1)	$2,635.5
Debt securities, trading
Asset-backed securities	$575.5	$0.1	$(21.9)	$—	$553.7
Residential mortgage-backed securities	155.9	—	(22.3)	—	133.6
Commercial mortgage-backed securities	130.5	—	(17.1)	—	113.4
Corporate debt securities	391.4	—	(27.2)	(0.7)	363.5
U.S. government and government agency (1)	278.6	—	(8.2)	—	270.4
Non-U.S. government and government agency	95.8	—	(4.0)	(3.6)	88.2
Preferred stocks	2.4	0.8	—	—	3.2
Total debt securities, trading	$1,630.1	$0.9	$(100.7)	$(4.3)	$1,526.0
(1)The Company had no short positions in long duration U.S. Treasuries as of June 30, 2023 (December 31, 2022 - $27.0 million). This amount was included in securities sold, not yet purchased in the consolidated balance sheets.
(2)As of June 30, 2023 and December 31, 2022, the Company did not record an allowance for credit losses on the AFS portfolio.
As of June 30, 2023, the market value of debt securities classified as AFS which have remained in a gross unrealized loss position for greater than 12 months is $4.3 million with an unrealized loss of $0.1 million (December 31, 2022 - no securities in an unrealized loss position for greater than 12 months).
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of June 30, 2023 was approximately 2.5 years, including short-term investments (December 31, 2022 - approximately 1.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading (“trading”) and AFS as of June 30, 2023 and December 31, 2022 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Debt securities, trading		Debt securities, AFS
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
June 30, 2023
Due in one year or less	$141.6	$141.2	$205.5	$204.1
Due after one year through five years	57.9	52.9	2,313.3	2,275.7
Due after five years through ten years	20.6	18.4	170.5	167.0
Due after ten years	34.9	28.7	2.7	2.4
Mortgage-backed and asset-backed securities	547.3	512.0	1,549.3	1,522.9
Total debt securities	$802.3	$753.2	$4,241.3	$4,172.1
December 31, 2022
Due in one year or less	$240.4	$230.9	$104.2	$104.0
Due after one year through five years	426.5	407.0	1,822.7	1,802.0
Due after five years through ten years	63.4	55.7	95.8	92.3
Due after ten years	35.5	28.5	4.9	4.6
Mortgage-backed and asset-backed securities	861.9	800.7	650.5	632.6
Preferred stocks	2.4	3.2	—	—
Total debt securities	$1,630.1	$1,526.0	$2,678.1	$2,635.5

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of June 30, 2023 and December 31, 2022. Credit ratings are assigned based on Standard & Poor’s Rating Services (“S&P”). In the absence of an S&P rating, Moody’s Investors Service (“Moody’s”) ratings are used.

	June 30, 2023		December 31, 2022
	Debt securities, trading	Debt securities, AFS	Debt securities, trading	Debt securities, AFS
AAA	$351.0	$618.1	$564.4	$172.8
AA	238.4	1,945.2	523.2	1,907.6
A	47.6	911.9	181.1	188.9
BBB	54.0	380.4	158.1	149.9
Other	62.2	316.5	99.2	216.3
Total debt securities	$753.2	$4,172.1	$1,526.0	$2,635.5
As of June 30, 2023, the above totals included $146.6 million of sub-prime securities. Of this total, $85.9 million was rated AAA, $28.9 million rated AA, $7.4 million rated BBB and $24.4 million were unrated. As of December 31, 2022, the above totals included $95.3 million of sub-prime securities. Of this total, $56.1 million were rated AAA, $20.0 million rated AA and $19.2 million were unrated.
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains (losses), and fair values of the Company’s equity securities and other long-term investments as of June 30, 2023 and December 31, 2022 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
June 30, 2023
Equity securities	$1.8	$—	$(0.4)	$0.2	$1.6
Other long-term investments	$377.6	$28.8	$(50.8)	$(0.2)	$355.4
December 31, 2022
Equity securities	$1.8	$—	$(0.2)	$—	$1.6
Other long-term investments	$392.0	$27.5	$(41.8)	$(0.5)	$377.2

The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Hedge funds and private equity funds (1)	$73.1	$84.9
Strategic Investments (2)	252.1	262.0
Other investments (2)	30.2	30.3
Total other long-term investments	$355.4	$377.2
(1)Includes $47.6 million of investments carried at NAV (December 31, 2022 - $45.1 million) and $25.4 million of investments classified as Level 3 (December 31, 2022 - $25.1 million) within the fair value hierarchy.
(2)As of June 30, 2023, the Company had $14.7 million of unfunded commitments relating to these investments (December 31, 2022 - $16.0 million).
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
The following table presents the components of other long-term investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Equity method eligible unconsolidated entities, using the fair value option	$153.5	$147.9
Equity method investments	41.5	41.8
Other unconsolidated investments, at fair value (1)	113.7	124.5
Other unconsolidated investments, at cost (2)	46.7	63.0
Total other long-term investments	$355.4	$377.2
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
Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Third Point Enhanced LP	$83.9	$100.3
Third Point Venture Offshore Fund I LP	25.1	26.0
Third Point Venture Offshore Fund II LP	2.3	2.5
Investments in related party investment funds, at fair value	$111.3	$128.8
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
As of June 30, 2023, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of June 30, 2023, the Company had $9.5 million of unfunded commitments related to TP Venture Fund. As of June 30, 2023, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
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
As of June 30, 2023, the Company had $22.5 million of unfunded commitments related to TP Venture Fund II. As of June 30, 2023, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.

8. Total realized and unrealized investment gains (losses) and net investment income
Net realized and unrealized investment gains (losses) and net investment income for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Debt securities, available for sale	$48.5	$2.9	$83.6	$2.9
Debt securities, trading	10.5	(60.9)	$39.6	$(120.2)
Short-term investments	5.9	(0.9)	14.3	(2.6)
Other long-term investments	(3.8)	(0.6)	0.6	(1.6)
Derivative instruments	3.5	—	3.5	—
Equity securities	—	(0.3)	—	(0.4)
Net realized and unrealized investment losses from related party investment funds	(0.9)	(60.5)	(0.1)	(191.5)
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	63.7	(120.3)	141.5	(313.4)
Investment expenses	(5.1)	(3.4)	(10.5)	(7.4)
Net investment income (loss) on cash and cash equivalents	7.2	(17.8)	8.6	(25.8)
Total realized and unrealized investment gains (losses) and net investment income	$65.8	$(141.5)	$139.6	$(346.6)
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross realized gains	$19.1	$12.2	$24.9	$23.5
Gross realized losses	(45.7)	(47.4)	(61.3)	(61.2)
Net realized (losses) on investments	(26.6)	(35.2)	(36.4)	(37.7)
Net unrealized gains (losses) on investments	24.8	(63.2)	45.9	(142.6)
Net realized and unrealized gains (losses) on investments (1)(2)	$(1.8)	$(98.4)	$9.5	$(180.3)
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized losses from available for sale investments, net of tax.
(2)Includes net realized and unrealized (losses) of $(4.5) million and $(2.7) million from related party investments included in other-long term investments for the three and six months ended June 30, 2023, respectively (2022 - $0.3 million and $0.8 million, respectively).
Net realized investment (losses)
Net realized investment (losses) for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Debt securities, available for sale	$2.2	$0.2	$1.6	$0.2
Debt securities, trading	(32.5)	(18.0)	(39.9)	(22.2)
Short-term investments	(1.2)	0.1	(1.4)	(0.1)
Equity securities	—	—	—	(2.3)
Other long-term investments	(0.7)	(2.1)	(1.1)	(1.8)
Net investment income (loss) on cash and cash equivalents	5.6	(15.4)	4.4	(11.5)
Net realized investment (losses)	$(26.6)	$(35.2)	$(36.4)	$(37.7)

Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Debt securities, trading	$28.9	$(57.0)	$51.9	$(121.1)
Short-term investments	1.1	(2.6)	0.7	(4.6)
Derivative instruments	3.5	—	3.5	—
Equity securities	—	(0.3)	—	1.8
Other long-term investments	(4.8)	0.4	(7.8)	(2.8)
Net investment loss on cash and cash equivalents	(3.9)	(3.7)	(2.4)	(15.9)
Net unrealized investment gains (losses)	$24.8	$(63.2)	$45.9	$(142.6)
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Debt securities, trading	$(0.9)	$—	$(0.8)	$0.5
Other long-term investments	2.0	1.6	(2.8)	(2.3)
Total unrealized investment gains (losses) – Level 3 investments	$1.1	$1.6	$(3.6)	$(1.8)
9. Derivatives
The Company holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are presented within foreign exchange (gains) losses. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of June 30, 2023, the Company holds $36.4 million in collateral associated with the foreign currency derivatives (December 31, 2022 - $15.2 million).
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within other revenues. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of June 30, 2023. The Company does not provide or hold any collateral associated with the weather derivatives.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$—	$6.4	$311.8	$9.0	$—	$425.1
Foreign currency swaps	—	10.6	254.9	—	1.5	264.6
Weather derivatives	—	5.4	30.6	—	4.9	30.6
Interest rate swaps	$4.1	$—	$—	$—	$—	$—
(1)Derivative assets are classified within other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income (loss) relating to derivatives during the three and six months ended June 30, 2023 and 2022:

		Three months ended		Six months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Foreign currency forwards	Foreign exchange gains	$(13.3)	$(5.8)	$(14.9)	$(6.8)
Foreign currency futures contracts	Foreign exchange gains	—	(24.9)	—	(30.8)
Weather derivatives	Other revenues	(0.3)	0.2	3.2	(0.4)
Equity warrants	Net realized and unrealized investment gains (losses)	—	—	—	(0.1)
Foreign currency swaps	Foreign exchange gains	(12.0)	—	(13.6)	—
Interest rate swaps	Net realized and unrealized investment gains (losses)	$3.5	$—	$3.5	$—
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of June 30, 2023, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $18.4 million and $12.8 million, respectively (December 31, 2022 - $14.0 million and $9.0 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Arcadian because the Company can exercise control over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of June 30, 2023 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of June 30, 2023, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $50.0 million and $8.3 million, respectively (December 31, 2022 - $32.3 million and $9.7 million, respectively).

Banyan
In January 2023, Banyan Risk Ltd. (“Banyan”) completed the recapitalization in which the Company’s ownership decreased from 100% to 49%. Banyan was consolidated through the year ended December 31, 2022 as the Company was its sole owner. As a result of the recapitalization, new investors obtained equity ownership and the Company reevaluated the criteria for consolidation. Banyan is considered a VIE and the Company is the primary beneficiary of Banyan because the Company can exercise control over the activities that most significantly impact the economic performance of Banyan. As a result, the Company has continued to consolidate the results of Banyan in its consolidated financial statements. As of June 30, 2023, Banyan’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $4.7 million and $0.7 million, respectively (December 31, 2022 - $8.0 million and $1.1 million, respectively).
Joyn
Joyn Insurance Services Inc. (“Joyn”) was considered a VIE through the third quarter of 2022 and the Company concluded that it was the primary beneficiary of Joyn because the Company could have exercised control over the activities that most significantly impacted the economic performance of Joyn. As a result, the Company had consolidated the results of Joyn in its consolidated financial statements. During the fourth quarter of 2022, an additional investment was made in Joyn by third parties, after which Joyn no longer met the criterion for consolidation. As of June 30, 2023, the investment in Joyn is recorded in other long-term investments in the Company’s consolidated balance sheets utilizing cost adjusted for market observable events less impairment method.
Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. The Company’s ownership in Alta Signa as of June 30, 2023 was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of June 30, 2023, Alta Signa’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $7.9 million and $1.6 million, respectively (December 31, 2022 - $8.0 million and $2.1 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance, beginning of period	$11.4	$(0.7)	$7.9	$(0.4)
Business combinations	—	0.8	—	0.8
Net income attributable to noncontrolling interests	2.0	0.7	4.4	0.4
Contributions (Redemptions)	(0.5)	—	0.6	—
Balance, end of period	$12.9	$0.8	$12.9	$0.8
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

The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of June 30, 2023 and December 31, 2022:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
June 30, 2023
Other long-term investments (1)	$215.1	$144.0	$2.0	$146.0
December 31, 2022
Other long-term investments (1)	$211.5	$144.0	$2.0	$146.0
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of June 30, 2023, the Company and TP GP hold interests of approximately 89.4% and 10.6%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
The following is a summarized income statement of the TP Enhanced Fund for the three and six months ended June 30, 2023 and 2022, and summarized balance sheet as of June 30, 2023 and December 31, 2022.
This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s consolidated statements of income (loss).

	Three months ended		Six months ended
TP Enhanced Fund summarized income statement	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income (loss)	$—	$(57.9)	$2.1	$(195.6)
Total expenses	0.5	4.6	1.4	10.0
Net income (loss)	$(0.5)	$(62.5)	$0.7	$(205.6)
The following table is a summarized balance sheet of TP Enhanced Fund as of June 30, 2023 and December 31, 2022 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	June 30, 2023	December 31, 2022
Total assets	$100.5	$260.6
Total liabilities	6.3	148.6
Total partners' capital	$94.2	$112.0
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

11. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,268.7	$4,841.4
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,376.2)	(1,215.3)
Less: deferred charges on retroactive reinsurance contracts	(1.0)	(1.4)
Net reserves for loss and loss adjustment expenses, beginning of period	3,891.5	3,624.7
Net reserves for loss and loss adjustment expenses disposed (1)	(884.4)	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	812.5	712.3
Prior years	(138.4)	(11.9)
Total incurred loss and loss adjustment expenses	674.1	700.4
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(121.2)	(92.1)
Prior years	(479.5)	(474.3)
Total net paid losses	(600.7)	(566.4)
Foreign currency translation	2.1	(76.6)
Net reserves for loss and loss adjustment expenses, end of period	3,082.6	3,682.1
Plus: loss and loss adjustment expenses recoverable, end of period	2,276.7	1,257.5
Plus: deferred (gains) charges on retroactive reinsurance (2)	(20.5)	1.2
Gross reserves for loss and loss adjustment expenses, end of period	$5,338.8	$4,940.8
(1)Net reserves for loss and loss adjustment expenses disposed represents the transfer of reserves under the 2023 LPT.
(2)Deferred charges on retroactive reinsurance are recorded in other assets on the Company’s consolidated balance sheets. Deferred gains on retroactive reinsurance are presented as a separate line item on the Company’s consolidated balance sheets.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the six months ended June 30, 2023, the Company recorded $138.4 million of net favorable prior year loss reserve development primarily resulting from management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, which represents $118.2 million of the favorable loss reserve development.
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

The Company's assets in scope of the current expected credit loss assessment as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Insurance and reinsurance balances receivable, net	$2,252.1	$1,876.9
Loss and loss adjustment expenses recoverable, net	2,276.7	1,376.2
Other assets (1)	76.3	52.4
Total assets in scope	$4,605.1	$3,305.5
(1)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $34.3 million as of June 30, 2023 (December 31, 2022 - $34.3 million). For the three and six months ended June 30, 2023, the Company did not record any change to the current expected credit (gains) losses (2022 - $(1.8) million and $10.7 million, respectively). Changes to the current expected credit (gains) losses are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of June 30, 2023, approximately 59% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 79% were rated A- or better.
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$254.9	7.8%	$264.3	6.0%
Unamortized discount	(7.8)		(5.7)
2017 SEK Subordinated Notes, carrying value	247.1		258.6
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	4.2		4.8
2016 Senior Notes, carrying value	404.2		404.8
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.4)		(0.4)
2015 Senior Notes, carrying value	114.6		114.6
Total debt	$765.9		$778.0
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended June 30, 2023 and December 31, 2022.
Standby letter of credit facilities
As of June 30, 2023, the Company had entered into the following letter of credit facilities:

	June 30, 2023
	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$395.0	$310.0	$17.6	$214.7
Uncommitted - Secured letters of credit facilities	n/a	987.0	14.3	1,164.3
		$1,297.0	$31.9	$1,379.0

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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2023, there were no outstanding borrowings under the Facility.
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
For the three and six months ended June 30, 2023, the Company recorded income tax (expense) benefit of $(16.8) million and $(42.6) million, respectively (2022 - $27.7 million and $18.0 million, respectively) on pre-tax income (loss) of $89.1 million and $259.9 million, respectively (2022 - $(83.8) million and $(287.4) million, respectively). The effective tax rates for the three and six months ended June 30, 2023 were 18.9% and 16.4%, respectively. The difference between the effective tax rate on income (losses) from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the six months ended June 30, 2023 and 2022, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
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
The total reserve for unrecognized tax benefits is $2.3 million as of June 30, 2023, which did not materially change compared to December 31, 2022. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of June 30, 2023 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.

15. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the six months ended June 30, 2023 and 2022:

	2023	2022
Common shares issued and outstanding, beginning of period	162,177,653	161,929,777
Issuance of common shares, net of forfeitures and shares withheld	1,022,977	1,094,101
Shares repurchased	—	(695,047)
Common shares issued and outstanding, end of period	163,200,630	162,328,831
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the six months ended June 30, 2023 and 2022, the Company did not pay any dividends to its common shareholders.
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
During the three and six months ended June 30, 2023, the Company declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders (2022 - $4.0 million and $8.0 million, respectively).
Share repurchases
As of June 30, 2023, the Company was authorized to repurchase up to an aggregate of $56.3 million of outstanding common shares and warrants under its repurchase program.
During the three and six months ended June 30, 2023, the Company did not repurchase any of its common shares in the open market.
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

16. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	162,027,831	160,258,883	161,473,011	160,064,319
Dilutive effect of options	494,422	—	307,705	—
Dilutive effect of warrants	1,304,823	—	951,655	—
Dilutive effect of restricted share awards and units	2,881,856	—	3,264,827	—
Dilutive effect of Series A preference shares	—	—	—	—
Diluted number of common shares outstanding	166,708,932	160,258,883	165,997,198	160,064,319
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$66.3	$(60.8)	$204.9	$(277.8)
Net income allocated to SiriusPoint participating shareholders	(4.8)	—	(15.1)	—
Net income (loss) allocated to SiriusPoint common shareholders	$61.5	$(60.8)	$189.7	$(277.8)
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.38	$(0.38)	$1.18	$(1.74)
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$66.3	$(60.8)	$204.9	$(277.8)
Net income allocated to SiriusPoint participating shareholders	(4.8)	—	(15.1)	—
Net income (loss) allocated to SiriusPoint common shareholders	$61.5	$(60.8)	$189.7	$(277.8)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.37	$(0.38)	$1.14	$(1.74)
For the three and six months ended June 30, 2023, options of 2,327,965 and 2,756,476, respectively, warrants of 27,097,859 and 27,097,859, respectively, and restricted share units of 20,042 and 397,151, respectively, were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
For the three and six months ended June 30, 2022, options of 4,019,196 and 4,222,338, respectively, and warrants of 31,123,755 and 31,123,755, respectively, were excluded from the computation of diluted loss per share attributable to SiriusPoint common shareholders.
17. Related party transactions
In addition to the transactions disclosed in Notes 7 and 10 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three and six months ended June 30, 2023, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross premiums written of $79.8 million and $147.3 million, respectively (2022 - $56.8 million and $118.0 million, respectively). As of June 30, 2023, the Company had total receivables from these related parties of $21.0 million and payables of $0.0 million (December 31, 2022 - $59.6 million and $4.6 million, respectively).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Third Point Enhanced LP	$83.9	$100.3
Third Point Venture Offshore Fund I LP	25.1	26.0
Third Point Venture Offshore Fund II LP	2.3	2.5
Investments in related party investment funds, at fair value	111.3	128.8
Third Point Optimized Credit Portfolio (1)	558.9	530.7
Total investments managed by related parties	$670.2	$659.5
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Management and advisory fees	$2.5	$2.5	$4.2	$5.2
Performance fees	—	(1.5)	—	(1.3)
Total management, advisory and performance fees to related parties (1)	$2.5	$1.0	$4.2	$3.9
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
During the six months ended June 30, 2023, the Company did not declare or pay dividends to holders of Series A Preference Shares.
During the three and six months ended June 30, 2023, the Company recorded losses of $8.2 million and $13.5 million, respectively, from the change in fair value of the Series A Preference Shares. As of June 30, 2023, the fair value of the Series A Preference Shares is $15.3 million.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger warrants”). As of June 30, 2023, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
During the three and six months ended June 30, 2023, the Company recorded losses of $8.6 million and $24.6 million, respectively, from the change in fair value of the Merger warrants. As of June 30, 2023, the estimated fair value of the Merger warrants is $39.3 million.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private warrants”) by Sirius Group to certain counterparties.
During the three and six months ended June 30, 2023, the Company recorded losses of $2.1 million and $6.4 million, respectively, from the change in fair value of the Private warrants. As of June 30, 2023, the estimated fair value of the Private warrants is $11.3 million.
During the three and six months ended June 30, 2023, 325,530 Private warrants were exercised out of 5,418,434 originally issued.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation (“Easterly”), each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”).
During the three and six months ended June 30, 2023, there was no change in the fair value of the Sirius Group Public Warrants. The Sirius Group Public Warrants have no estimated fair value as of June 30, 2023.
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

Promissory notes & loan agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of June 30, 2023.
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
During the three and six months ended June 30, 2023, the Company recognized operating lease expense of $2.6 million and $5.1 million, respectively (2022 - $2.8 million and $5.7 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
The following table presents the lease balances within the consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$22.5	$25.9
Operating lease liabilities(2)	$25.7	$30.3

Weighted average lease term (years)	5.4	5.5
Weighted average discount rate	3.1%	3.1%
(1) Operating lease right-of-use assets are included in other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of June 30, 2023 under these leases are expected to be as follows:

Future Payments
Remainder of 2023	$4.1
2024	5.8
2025	4.5
2026	3.7
2027 and thereafter	9.6
Total future annual minimum rental payments	27.7
Less: present value discount	(2.0)
Total lease liability as of June 30, 2023	$25.7

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
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “targets,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
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
•SiriusPoint’s response to any acquisition proposal that may be received from any party, including any actions that may be considered by the Company’s board of directors or any committee thereof; and
•other risks and factors listed under “Risk Factors” in our 2022 Form 10-K and other subsequent periodic reports filed with the Securities and Exchange Commission.
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
Overview
We are a holding company domiciled in Bermuda. Through our subsidiaries, we provide multi-line insurance and reinsurance products and services on a worldwide basis. We aim to be a highly diversified business with a sustainable and scalable underwriting platform, and a portfolio of insurance-related businesses. We seek to leverage our underwriting talent and capabilities, proven management expertise and geographical footprint, to build on our existing portfolio and identify new opportunities to create value. We intend to allocate our capital to the best opportunities and react quickly to new risks. We are focused on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines. We have equity stakes in 33 entities (MGAs, Insurtech and Other), after we sold our equity stakes in two entities since the last quarter. These entities, which include consolidated and non-consolidated MGAs, underwrite or distribute a wide range of lines of business. See “Segment Results” below for additional information.
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
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. This includes the Third Point Optimized Credit fixed income strategy, which is predominately investment grade and managed by Third Point LLC, to which we are contractually obligated to reinvest part of the Third Point Enhanced LP (“TP Enhanced Fund”) withdrawals. Third Point LLC continues to manage a portion of our alternative investments, including TP Enhanced Fund, Third Point Venture Offshore Fund I LP (“TP Venture Fund”) and Third Point Venture Offshore Fund II LP (“TP Venture Fund II”), totaling 1.7% of SiriusPoint’s investment portfolio at June 30, 2023, as well as working with us on asset-liability management strategies that are tailored to our risk and capital considerations.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.
Recent Developments
Indication of Interest
On April 12, 2023, we acknowledged that Dan Loeb, and certain of his affiliates, disclosed in a Schedule 13D/A filing an indication of interest to explore a potential acquisition of all, or substantially all, of the outstanding common shares of the Company (“Indication of Interest”).
On May 12, 2023, we acknowledged that Dan Loeb, and certain of his affiliates, disclosed in a Schedule 13D/A filing the decision to conclude discussions regarding a potential transaction to acquire the Company.
Ratings
On March 22, 2023, Fitch Ratings revised our outlook from negative to stable to reflect recent underwriting performance improvement.
On April 19, 2023, AM Best affirmed our financial strength rating and outlook.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, we agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period. Upon closing, we recorded funds held payable of $884.4 million and an initial estimate of a deferred gain of $21.2 million, which will be amortized over the claim payout period of the subject business. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of the booked reserves as of the inception of the contract.
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

Interest Rates and Inflation
In recent periods, Central banks’ monetary policies across the globe resulted in increased interest rates. While the rise in interest rates negatively affects the fair value of current debt security holdings, it also provides higher reinvestment rates upon maturity or sales of our existing portfolio. Additionally, our 2017 SEK Subordinated Notes bear interest at a variable rate based on the Stockholm Interbank Offered Rate plus a margin.
As inflation continues to be elevated, we have evaluated the impact on our underwriting results and reserves. We proactively adjusted trend assumptions in our pricing. As of June 30, 2023, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions, except for per share data and ratios)
Combined ratio	81.9%	93.1%	78.2%	93.4%
Core underwriting income (1)	$81.7	$9.6	$189.1	$22.3
Core net services income (1)	$3.6	$10.6	$16.4	$24.6
Core income (1)	$85.3	$20.2	$205.5	$46.9
Core combined ratio (1)	87.7%	98.3%	84.4%	98.0%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	13.0%	(11.8)%	20.9%	(25.7)%
Book value per common share (2)	$12.59	$11.56	$12.59	$11.56
Book value per diluted common share (2)	$12.29	$11.32	$12.29	$11.32
Tangible book value per diluted common share (1) (2)	$11.39	$10.43	$11.39	$10.43
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

Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and six months ended June 30, 2023 and 2022 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$66.3	$(60.8)	$204.9	$(277.8)
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,036.6	2,088.2	1,874.7	2,303.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,054.8	2,023.3	2,054.8	2,023.3
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,045.7	$2,055.8	$1,964.8	$2,163.5
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	13.0%	(11.8)%	20.9%	(25.7)%
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended June 30, 2023 was due to net income for the three months ended June 30, 2023 compared to a net loss for three months ended June 30, 2022, primarily as a result of increased underwriting income due to favorable prior year loss reserve development and increased net investment income and income in related party investment funds.
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the six months ended June 30, 2023 was due to net income for the six months ended June 30, 2023, primarily as a result of increased underwriting income due to favorable prior year loss reserve development and lower catastrophe losses and increased net investment income and income in related party investment funds, compared to a net loss for the six months ended June 30, 2022, primarily as a result of realized and unrealized investment losses.
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
As of June 30, 2023, book value per common share was $12.59, representing an increase of $0.05 per share, or 0.4%, from $12.54 per share as of March 31, 2023. As of June 30, 2023, book value per diluted common share was $12.29, representing a decrease of $0.02 per share, or 0.2%, from $12.31 per share as of March 31, 2023. As of June 30, 2023, tangible book value per diluted common share was $11.39, representing a decrease of $0.02 per share, or 0.2%, from $11.41 per share as of March 31, 2023. The decreases were primarily due to dilution from Private warrants.
As of June 30, 2023, book value per common share was $12.59, representing an increase of $1.03 per share, or 8.9%, from $11.56 per share as of December 31, 2022. As of June 30, 2023, book value per diluted common share was $12.29, representing an increase of $0.97 per share, or 8.6%, from $11.32 per share as of December 31, 2022. As of June 30, 2023, tangible book value per diluted common share was $11.39, representing an increase of $0.96 per share, or 9.2%, from $10.43 per share as of December 31, 2022. The increases were primarily due to net income in the current period.

Consolidated Results of Operations—Three and six months ended June 30, 2023 and 2022:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2023 and 2022:

	Three months ended			Six months ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
	($ in millions)
Total underwriting income	$127.3	$38.8	$88.5	$283.8	$72.3	$211.5
Net realized and unrealized investment gains (losses) and net investment income	65.8	(141.5)	207.3	139.6	(346.6)	486.2
Other revenues	(1.7)	45.8	(47.5)	14.1	83.0	(68.9)
Net corporate and other expenses	(70.3)	(72.0)	1.7	(130.3)	(149.4)	19.1
Intangible asset amortization	(2.9)	(2.0)	(0.9)	(5.3)	(3.9)	(1.4)
Interest expense	(11.7)	(9.4)	(2.3)	(24.5)	(18.7)	(5.8)
Foreign exchange gains (losses)	(17.4)	56.5	(73.9)	(17.5)	75.9	(93.4)
Income tax (expense) benefit	(16.8)	27.7	(44.5)	(42.6)	18.0	(60.6)
Net income (loss)	$72.3	$(56.1)	$128.4	$217.3	$(269.4)	$486.7
The key changes in our consolidated results for the three and six months ended June 30, 2023 compared to the prior year periods are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended June 30, 2023 was driven by improved favorable prior year loss reserve development of $33.0 million compared to $6.4 million for the three months ended June 30, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, including $16.6 million resulting from a reduction in unallocated loss adjustment expenses related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT. See “Segment Results” below for additional information. In addition, there were no property catastrophe losses for the three months ended June 30, 2023 compared to $16.2 million for the three months ended June 30, 2022.
The improvement in net underwriting results for the six months ended June 30, 2023 was driven by improved favorable prior year loss reserve development of $138.4 million compared to $11.9 million for the six months ended June 30, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, which represents $118.2 million of the favorable loss reserve development. See “Segment Results” below for additional information. In addition, catastrophe losses, net of reinsurance and reinstatement premiums, were $12.9 million, or 1.0 percentage points on the combined ratio, for the six months ended June 30, 2023, compared to $23.1 million, or 2.1 percentage points on the combined ratio, for the six months ended June 30, 2022. The lower catastrophe losses were a result of the Company’s significant reduction in catastrophe exposed business. In the six months ended June 30, 2023, the Company continued its efforts to reduce its exposure to catastrophe exposed business by reducing its overall probable maximum loss (“PML”) by approximately 10% from December 31, 2022. The improvement in underwriting results was partially offset by $18.9 million, or 1.5 percentage points on the combined ratio, of overhead expenses included in Other underwriting expense for the six months ended June 30, 2023 that were previously included in Net corporate and other expenses for the six months ended June 30, 2022.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	($ in millions)
Debt securities, available for sale	$4,172.1	$2,635.5
Debt securities, trading	753.2	1,526.0
Total debt securities (1)	4,925.3	4,161.5
Short-term investments	559.2	984.6
Investments in Related Party Investment Funds	111.3	128.8
Other long-term investments	355.4	377.2
Equity securities	1.6	1.6
Total investments	5,952.8	5,653.7
Cash and cash equivalents	676.2	705.3
Restricted cash and cash equivalents (2)	95.2	208.4
Total invested assets and cash(1)	$6,724.2	$6,567.4
(1)Includes $558.9 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of June 30, 2023 (December 31, 2022 - $530.7 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments as of June 30, 2023 was net investment income of $68.5 million primarily driven by increases in interest and dividend income due to the change in the mix of our investment portfolio, prioritizing fixed income securities. These fixed income securities are primarily made up of U.S. treasury and corporate debt positions which yield increased investment income due to a higher interest rate environment. Additionally, there was an increase in total debt securities of $763.8 million which was partially offset by a decrease of $425.4 million of short-term investments as of June 30, 2023, due to the maturity of short-term bonds purchased in 2022 and the rotation into corporate debt and similar structured products.
We extended the duration of our fixed income portfolio to 2.5 years, excluding cash and cash equivalents, to secure yield on our corporate and structured credit securities (December 31, 2022 - 1.8 years). With the impact of the 2023 LPT, we have increased the position of our fixed income portfolio backing net loss reserves to an effective duration of 2.7 years, excluding cash and cash equivalents, which matches the duration of our economic liabilities (December 31, 2022 - 2.5 years). The average credit rating of our investment portfolio is AA as of June 30, 2023 (AA at December 31, 2022) with no defaults in the investment portfolio.
The Company has elected to classify debt securities purchased on or after April 1, 2022 as available for sale which has resulted in decreased volatility in net income. This election was made as the AFS model more accurately reflects the investment strategy as we do not actively trade individual securities within our investment portfolio. The AFS portfolio has been funded by sales of the trading portfolio and reallocation of investments from the TP Enhanced Fund.

Investment Results
The following is a summary of the results from investments and cash for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Net investment income	$73.6	$20.8	$140.7	$32.6
Change in fair value of trading portfolio (1)	24.8	(63.2)	45.9	(142.6)
Net realized investment losses	(26.6)	(35.2)	(36.4)	(37.7)
Net realized and unrealized investment losses from related party investment funds	(0.9)	(60.5)	(0.1)	(191.5)
Investment results	70.9	(138.1)	150.1	(339.2)
Investment expenses	(5.1)	(3.4)	(10.5)	(7.4)
Total realized and unrealized investment gains (losses) and net investment income	$65.8	$(141.5)	$139.6	$(346.6)
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.
The following is a summary of the results from investments by investment classification, for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Debt securities, available for sale	$48.5	$2.9	$83.6	$2.9
Debt securities, trading	10.5	(60.9)	39.6	(120.2)
Short-term investments	5.9	(0.9)	14.3	(2.6)
Other long-term investments	(3.8)	(0.6)	0.6	(1.6)
Derivative instruments	3.5	—	3.5	—
Equity securities	—	(0.3)	—	(0.4)
Net realized and unrealized investment losses from Related Party Investment Funds	(0.9)	(60.5)	(0.1)	(191.5)
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	63.7	(120.3)	141.5	(313.4)
Investment expenses	(5.1)	(3.4)	(10.5)	(7.4)
Net investment income (loss) on cash and cash equivalents	7.2	(17.8)	8.6	(25.8)
Total realized and unrealized investment gains (losses) and net investment income	$65.8	$(141.5)	$139.6	$(346.6)

Investment Returns
The following is a summary of the net returns for our investments on a U.S. Dollar and local currency basis for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
TP Enhanced Fund	(0.5)%	(12.5)%	0.6%	(25.9)%
TP Venture Fund	0.1%	(9.8)%	0.3%	(17.3)%
TP Venture Fund II (1)	(2.7)%	n/a	(8.2)%	n/a
SiriusPoint total fixed income investments (2)(3)
In U.S. dollars	0.1%	(1.8)%	1.9%	(3.6)%
In local currencies	0.1%	(1.3)%	1.9%	(3.0)%
SiriusPoint total equity securities and other long-term investments
In U.S. dollars	(0.7)%	(0.5)%	2.1%	(0.6)%
In local currencies	(0.9)%	(0.3)%	2.0%	(0.5)%
(1)TP Venture Fund II was funded on October 6, 2022; therefore there is no comparative return.
(2)Fixed income investments exclude cash and cash equivalents.
(3)Includes returns of 0.1% and 2.4% from investments in the TPOC Portfolio for the three and six months ended June 30, 2023, respectively.
Total realized and unrealized investment gains and net investment income for the three months ended June 30, 2023 was primarily attributable to net investment results from our debt and short-term investment portfolio of $64.9 million. These fixed income positions returned 0.1% in U.S. dollars and an original currency basis, inclusive of marked to market losses on AFS securities of $52.7 million. These returns were driven by dividend and interest income primarily on U.S. treasury bills and corporate debt positions which make up 46.6% of our total investments as of June 30, 2023, compared to 28.5% of our portfolio as of June 30, 2022.
Total realized and unrealized investment gains and net investment income for the six months ended June 30, 2023 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $137.5 million. Increased dividend and investment income is due to the ongoing re-positioning of the portfolio to focus on investing in high grade fixed income securities.
Total realized and unrealized investment losses and net investment loss for the three months ended June 30, 2022 was primarily attributable to a net investment loss of $57.3 million from our investment in the TP Enhanced Fund, corresponding to a (12.5)% return driven by a detraction from long event/fundamental equities; credit, including corporate credit and asset-backed securities; and from late stage private positions. These losses were partially offset by contribution from interest rate hedges and single name short equity positions. In addition to losses on the TP Enhanced Fund, we recognized losses of $58.0 million, or (1.8)%, on our debt securities and $0.9 million, or (0.5)%, on our equity securities and other long-term investment portfolios, primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads. Our fixed income portfolio is positioned shorter than liabilities.
Total realized and unrealized investment losses and net investment loss for the six months ended June 30, 2022 was primarily attributable to a net investment loss of $185.6 million from our investment in the TP Enhanced Fund, corresponding to a (25.9)% return driven by a detraction from long event/fundamental equities; credit, including corporate credit and asset-backed securities; and from late stage private positions. These losses were partially offset by contribution from interest rate hedges and single name short equity positions. In addition to losses on the TP Enhanced Fund, we recognized losses of $117.3 million, or (3.6)%, on our debt securities and $2.0 million, or (0.6)%, on our equity securities and other long-term investment portfolios, primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads.
Based on management’s view and expectation, the Company has targeted that it will achieve between $220 million and $240 million of net investment income for the full year 2023.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.

Other Revenues
For the three months ended June 30, 2023, other revenues primarily consisted of a loss of $19.1 million from the change in fair value of liability-classified capital instruments from the increase in the Company’s common share price and $22.4 million of service fee revenue from MGAs. For the three months ended June 30, 2022, other revenues consisted of a gain of $25.3 million from the change in fair value of liability-classified capital instruments and $19.9 million of service fee revenue from MGAs. The decrease is driven by the loss from the change in fair value of liability-classified capital instruments due to the increase in the Company’s common share price, partially offset by an increase in service fee revenue primarily due to higher services fee revenue from International Medical Group, Inc. (“IMG”) from improved market conditions.
For the six months ended June 30, 2023, other revenues primarily consisted of $51.9 million of service fee revenue from MGAs and a gain of $4.5 million from the sale of renewal rights of our environmental business, partially offset by a loss of $44.1 million from the change in fair value of liability-classified capital instruments. For the six months ended June 30, 2022, other revenues consisted of $45.9 million of service fee revenue from MGAs and a gain of $37.2 million from the change in fair value of liability-classified capital instruments. The decrease in other revenues is driven by the loss from the change in fair value of liability-classified capital instruments due to the increase in the Company’s common share price, partially offset by an increase in service fee revenue primarily resulting from IMG from improved market conditions.
Net Corporate and Other Expenses
Net corporate and other expenses include services expenses, costs associated with operating as a publicly-traded company, non-underwriting activities, including service fee expenses from our MGA subsidiaries, restructuring charges, and current expected credit losses from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The decrease in Net corporate and other expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by the reclassification of certain compensation costs, including compensation expenses, previously included in Net corporate and other expense into Other underwriting expense. For the three months ended June 30, 2023, $9.3 million of costs were included in Other underwriting expenses that were previously included in Net corporate and other expenses in the three months ended June 30, 2022. This change in estimate was based in part on an assessment of the amount of time certain employees spend on underwriting-related activities versus other activities for 2023, which resulted in additional overhead expenses being allocated to Other underwriting expenses and less to Net corporate and other expenses. The decrease was partially offset by restructuring charges of $8.8 million incurred for the three months ended June 30, 2023, which include severance-related charges, compared to $11.7 million of severance and other related charges for the three months ended June 30, 2022. In addition, the Company incurred $6.7 million of costs associated with the 2023 LPT and the Indication of Interest in the three months ended June 30, 2023.
The decrease in Net corporate and other expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the reclassifications addressed above. For the six months ended June 30, 2023, $18.9 million of costs were included in Other underwriting expenses that were previously included in Net corporate and other expenses in the six months ended June 30, 2022. These amounts were offset by restructuring charges of $18.8 million, which include severance-related charges, for the six months ended June 30, 2023 compared to $12.6 million of severance and other related charges for the six months ended June 30, 2022. The Company expects that in total $25 million of restructuring charges will be incurred in 2023. In addition, the Company incurred $7.9 million of costs associated with the 2023 LPT and the Indication of Interest in the six months ended June 30, 2023.
Service fee expense increased to $50.0 million for the three months ended June 30, 2023 compared to $44.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, service fee expense increased to $95.5 million compared to $88.1 million for the six months ended June 30, 2022. This was due to the increased service expenses from IMG for both periods.
For the three and six months ended June 30, 2023, we did not record a current expected credit loss as there was no significant change in the allowance from December 31, 2022. For the three and six months ended June 30, 2022, we recorded a current expected credit (gain) loss of $(1.8) million and $10.7 million, respectively. The current expected credit loss for the six months ended June 30, 2022 was primarily due to credit exposure to Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers.

Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended June 30, 2023 was $2.9 million and $5.3 million, respectively (2022 - $2.0 million and $3.9 million, respectively). The increases in amortization were due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes as well as interest associated with certain reinsurance contracts. Total interest expense for the three and six months ended June 30, 2023 was $11.7 million and $24.5 million, respectively (2022 - $9.4 million and $18.7 million, respectively). The increases in interest expense were due to the increased variable rate on the 2017 SEK Subordinated Notes.
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
The foreign exchange losses of $17.4 million for the three months ended June 30, 2023 were primarily due to $16.5 million of foreign exchange losses from our international operations and net losses $0.9 million of foreign currency losses on the 2017 SEK Subordinated Notes and a swap designed to minimize currency exposure on the notes as a result of the weakening of the Swedish Krona relative to the U.S. dollar.
The foreign exchange losses of $17.5 million for the six months ended June 30, 2023 were primarily due to $16.5 million of foreign exchange gains from our international operations which were offset by $1.0 million of foreign currency losses on the 2017 SEK Subordinated Notes, as a result of the weakening of the Swedish Krona relative to the U.S. dollar.
The foreign exchange gains of $56.5 million for the three months ended June 30, 2022 were primarily due to $85.4 million of foreign exchange gains from our international operations and the foreign currency effects of the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
The foreign exchange gains of $75.9 million for the six months ended June 30, 2022 were primarily due to $112.0 million of foreign exchange gains from our international operations and the foreign currency effects of the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total realized and unrealized investment gains (losses) and net investment income” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $7.4 million and comprehensive income of $7.0 million for the three months ended June 30, 2023 and charges to net income of $6.0 million and comprehensive income of $5.4 million for the six months ended June 30, 2023.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2023 compared to income tax benefit for the three and six months ended June 30, 2022 is due to increased underwriting and investment income.
Segment Results — Three and six months ended June 30, 2023 and 2022
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and

Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features.
The following tables set forth the operating segment results and ratios for the three months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$387.1	$462.7	$849.8	$—	$37.3	$—	$887.1
Net premiums written	341.3	291.6	632.9	—	37.3	—	670.2
Net premiums earned	320.7	339.6	660.3	—	43.5	—	703.8
Loss and loss adjustment expenses incurred, net	167.0	227.7	394.7	(1.5)	13.8	—	407.0
Acquisition costs, net	62.4	84.0	146.4	(35.9)	15.7	—	126.2
Other underwriting expenses	12.0	25.5	37.5	—	5.8	—	43.3
Underwriting income	79.3	2.4	81.7	37.4	8.2	—	127.3
Services revenues	(2.8)	62.2	59.4	(37.0)	—	(22.4)	—
Services expenses	—	50.0	50.0	—	—	(50.0)	—
Net services fee income (loss)	(2.8)	12.2	9.4	(37.0)	—	27.6	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net investment losses from Strategic Investments	—	(4.1)	(4.1)	—	—	4.1	—
Net services income (loss)	(2.8)	6.4	3.6	(37.0)	—	33.4	—
Segment income	$76.5	$8.8	$85.3	$0.4	$8.2	$33.4	$127.3

Underwriting Ratios: (1)
Loss ratio	52.1%	67.0%	59.8%				57.8%
Acquisition cost ratio	19.5%	24.7%	22.2%				17.9%
Other underwriting expenses ratio	3.7%	7.5%	5.7%				6.2%
Combined ratio	75.3%	99.2%	87.7%				81.9%
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

	Three months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$378.3	$433.9	$812.2	$—	$0.4	$—	$812.6
Net premiums written	321.5	301.4	622.9	—	0.1	—	623.0
Net premiums earned	319.5	244.3	563.8	—	5.0	—	568.8
Loss and loss adjustment expenses incurred, net	204.7	154.8	359.5	(1.1)	1.9	—	360.3
Acquisition costs, net	86.3	63.9	150.2	(26.8)	0.2	—	123.6
Other underwriting expenses	28.7	15.8	44.5	—	1.6	—	46.1
Underwriting income (loss)	(0.2)	9.8	9.6	27.9	1.3	—	38.8
Services revenues	—	56.6	56.6	(36.7)	—	(19.9)	—
Services expenses	—	44.8	44.8	—	—	(44.8)	—
Net services fee income	—	11.8	11.8	(36.7)	—	24.9	—
Services noncontrolling income	—	(0.7)	(0.7)	—	—	0.7	—
Net investment losses from Strategic Investments	—	(0.5)	(0.5)	—	—	0.5	—
Net services income	—	10.6	10.6	(36.7)	—	26.1	—
Segment income (loss)	$(0.2)	$20.4	$20.2	$(8.8)	$1.3	$26.1	$38.8

Underwriting Ratios: (1)
Loss ratio	64.1%	63.4%	63.8%				63.3%
Acquisition cost ratio	27.0%	26.2%	26.6%				21.7%
Other underwriting expenses ratio	9.0%	6.5%	7.9%				8.1%
Combined ratio	100.1%	96.1%	98.3%				93.1%
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
Core Premium Volume
Gross premiums written increased by $37.6 million, or 4.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Net premiums written increased by $10.0 million, or 1.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Net premiums earned increased by $96.5 million, or 17.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increases in premium volume were primarily a result of growth across Insurance & Services, including growth in premiums from strategic partnerships, as well as growth in the property and casualty lines of business in the North America reinsurance business. The Company will continue to prioritize underwriting profitability over premium growth as we look to improve return on average common shareholders’ equity attributable to SiriusPoint common shareholders and other key performance indicators. SiriusPoint measures premium rate change in its premium renewals at June 1 and July 1, as these are both important renewal dates. At July 1, 2023, the Company experienced positive premium rate increases with an average rate change at around 7% across our renewal portfolio, mainly driven by around 30% rate increases in the US Property portfolio. As part of the remediation of the international property catastrophe book, we continued exiting businesses consistent with our desire to manage our PML and market share.
Core Underwriting Results
The improvement in net underwriting results was primarily driven by increased favorable prior year loss reserve development, lower catastrophe losses and favorable expense ratios (both commission and other underwriting expense ratios), which results in a higher underwriting gain.

Losses incurred included $25.2 million of favorable prior year loss reserve development for the three months ended June 30, 2023, compared to $1.5 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, favorable prior year loss reserve development was driven by decreases in the domestic and international property and casualty lines of business in the Reinsurance segment, partially offset by loss emergence in the property and casualty business lines in the Insurance & Service segment. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.
For the three months ended June 30, 2023, there were no significant catastrophe losses compared to $16.2 million, or 2.9 percentage points on the combined ratio, for the three months ended June 30, 2022.
Core Services Results
Services revenues was $59.4 million for the three months ended June 30, 2023 compared to $56.6 million for the three months ended June 30, 2022. The increase was primarily due to higher services revenues in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian Risk Capital Ltd. (“Arcadian”).
For the three months ended June 30, 2023, net services fee income decreased to $9.4 million compared to net services fee income of $11.8 million for the three months ended June 30, 2022 primarily due to increased services expenses from IMG and lower income from weather derivatives. Service margin, which is calculated as Net service fee income as a percentage of services revenues, decreased to 15.8% for the three months ended June 30, 2023 from 20.8% for the three months ended June 30, 2022.
We generated net services income of $3.6 million for the three months ended June 30, 2023, compared to net services income of $10.6 million for the three months ended June 30, 2022. Net services income for the three months ended June 30, 2023 included net investment losses from Strategic Investments of $4.1 million compared to losses of $0.5 million for the three months ended June 30, 2022.

The following tables set forth the operating segment results and ratios for the six months ended June 30, 2023 and 2022:

	Six months ended June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$783.3	$1,126.7	$1,910.0	$—	$87.6	$—	$1,997.6
Net premiums written	652.3	744.2	1,396.5	—	65.4	—	1,461.9
Net premiums earned	580.2	630.8	1,211.0	—	88.3	—	1,299.3
Loss and loss adjustment expenses incurred, net	252.6	400.2	652.8	(2.8)	24.1	—	674.1
Acquisition costs, net	128.4	155.7	284.1	(68.4)	30.2	—	245.9
Other underwriting expenses	40.2	44.8	85.0	—	10.5	—	95.5
Underwriting income	159.0	30.1	189.1	71.2	23.5	—	283.8
Services revenues	(2.6)	125.8	123.2	(71.3)	—	(51.9)	—
Services expenses	—	95.5	95.5	—	—	(95.5)	—
Net services income (loss)	(2.6)	30.3	27.7	(71.3)	—	43.6	—
Services noncontrolling income	—	(3.3)	(3.3)	—	—	3.3	—
Net investment losses from Strategic Investments	—	(8.0)	(8.0)	—	—	8.0	—
Net services income (loss)	(2.6)	19.0	16.4	(71.3)	—	54.9	—
Segment income	$156.4	$49.1	$205.5	$(0.1)	$23.5	$54.9	$283.8

Underwriting Ratios: (1)
Loss ratio	43.5%	63.4%	53.9%				51.9%
Acquisition cost ratio	22.1%	24.7%	23.5%				18.9%
Other underwriting expenses ratio	6.9%	7.1%	7.0%				7.4%
Combined ratio	72.5%	95.2%	84.4%				78.2%
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

	Six months ended June 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$902.5	$917.4	$1,819.9	$—	$2.4	$—	$1,822.3
Net premiums written	696.4	638.9	1,335.3	—	1.6	—	1,336.9
Net premiums earned	627.1	457.1	1,084.2	—	13.9	—	1,098.1
Loss and loss adjustment expenses incurred, net	399.2	288.8	688.0	(2.3)	14.7	—	700.4
Acquisition costs, net	166.2	117.4	283.6	(52.4)	0.9	—	232.1
Other underwriting expenses	58.8	31.5	90.3	—	3.0	—	93.3
Underwriting income (loss)	2.9	19.4	22.3	54.7	(4.7)	—	72.3
Services revenues	—	113.4	113.4	(67.5)	—	(45.9)	—
Services expenses	—	88.1	88.1	—	—	(88.1)	—
Net services fee income	—	25.3	25.3	(67.5)	—	42.2	—
Services noncontrolling loss	—	0.1	0.1	—	—	(0.1)	—
Net investment losses from Strategic Investments	—	(0.8)	(0.8)	—	—	0.8	—
Net services income	—	24.6	24.6	(67.5)	—	42.9	—
Segment income (loss)	$2.9	$44.0	$46.9	$(12.8)	$(4.7)	$42.9	$72.3

Underwriting Ratios: (1)
Loss ratio	63.7%	63.2%	63.5%				63.8%
Acquisition cost ratio	26.5%	25.7%	26.2%				21.1%
Other underwriting expenses ratio	9.4%	6.9%	8.3%				8.5%
Combined ratio	99.6%	95.8%	98.0%				93.4%
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
Core Premium Volume
Gross premiums written increased by $90.1 million, or 5.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Net premiums written increased by $61.2 million, or 4.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Net premiums earned increased by $126.8 million, or 11.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increases in premium volume were primarily driven by growth across Insurance & Services, including growth in premiums from strategic partnerships, partially offset by a decrease in the Reinsurance segment as we execute the Restructuring Plan.
Core Underwriting Results
We generated underwriting income of $189.1 million and a combined ratio of 84.4% for the six months ended June 30, 2023, compared to underwriting income of $22.3 million and a combined ratio of 98.0% for the six months ended June 30, 2022. The improvement in net underwriting results was primarily driven by favorable prior year loss reserve development, lower catastrophe losses, and favorable expense ratios (both commission and other underwriting expense ratios), which results in a higher underwriting gain.
For the six months ended June 30, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $7.0 million, or 0.6 percentage points on the combined ratio, compared to $23.1 million, or 2.1 percentage points on the combined ratio for the six months ended June 30, 2022. For the six months ended June 30, 2022, losses from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business, were $13.2 million, or 1.2 percentage points on the combined ratio.

Losses incurred included $117.1 million of favorable loss reserve development for the six months ended June 30, 2023 compared to favorable loss reserve development of $6.5 million for the six months ended June 30, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.
Core Services Results
Services revenues was $123.2 million for the six months ended June 30, 2023 compared to $113.4 million for the six months ended June 30, 2022. The increase was primarily due to higher services revenues in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian.
For the six months ended June 30, 2023, net services fee income increased to $27.7 million from $25.3 million for the six months ended June 30, 2022 primarily due to increased services revenues from IMG and Arcadian for the six months ended June 30, 2023. Service margin, which is calculated as net service fee income as a percentage of services revenues, remained stable at 22.5% for the six months ended June 30, 2023 compared six months ended June 30, 2022.
We recognized net services income of $16.4 million for the six months ended June 30, 2023, compared to $24.6 million for the six months ended June 30, 2022. Net services income for the six months ended June 30, 2023 included net investment losses from Strategic Investments of $8.0 million compared to losses of $0.8 million for the six months ended June 30, 2022.
Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three and six months ended June 30, 2023 and 2022:

	Three months ended			Six months ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
	($ in millions)
Gross premiums written	$387.1	$378.3	$8.8	$783.3	$902.5	$(119.2)
Net premiums written	341.3	321.5	19.8	652.3	696.4	(44.1)
Net premiums earned	320.7	319.5	1.2	580.2	627.1	(46.9)
Loss and loss adjustment expenses incurred, net	167.0	204.7	(37.7)	252.6	399.2	(146.6)
Acquisition costs, net	62.4	86.3	(23.9)	128.4	166.2	(37.8)
Other underwriting expenses	12.0	28.7	(16.7)	40.2	58.8	(18.6)
Underwriting income (loss)	79.3	(0.2)	79.5	159.0	2.9	156.1
Services revenues	(2.8)	—	(2.8)	(2.6)	—	(2.6)
Net services loss	(2.8)	—	(2.8)	(2.6)	—	(2.6)
Segment income (loss)	$76.5	$(0.2)	$76.7	$156.4	$2.9	$153.5

Underwriting ratios: (1)
Loss ratio	52.1%	64.1%	(12.0)%	43.5%	63.7%	(20.2)%
Acquisition cost ratio	19.5%	27.0%	(7.5)%	22.1%	26.5%	(4.4)%
Other underwriting expense ratio	3.7%	9.0%	(5.3)%	6.9%	9.4%	(2.5)%
Combined ratio	75.3%	100.1%	(24.8)%	72.5%	99.6%	(27.1)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment increased by $8.8 million, or 2.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as the North America reinsurance business experienced growth in the property and casualty lines of business. This was partially offset by lower premiums written in International reinsurance, primarily in the property lines, as we execute the Restructuring Plan.
Gross premiums written in the Reinsurance segment decreased by $119.2 million, or 13.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by lower premiums written in International reinsurance, primarily in the property lines, as we execute the Restructuring Plan.
Underwriting Results
The increase in net underwriting results for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to increased favorable prior year loss reserve development and lower catastrophe losses. Favorable prior year loss reserve development was $25.9 million for the three months ended June 30, 2023 compared to adverse development of $4.6 million for the three months ended June 30, 2022. The favorable prior year loss reserve development for three months ended June 30, 2023 was primarily the result of management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.
The increase in net underwriting results for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was due primarily to higher favorable loss reserve development and lower catastrophe losses. Net favorable prior year loss reserve development was $100.5 million for the six months ended June 30, 2023 compared to net adverse prior year loss reserve development of $4.5 million for the six months ended June 30, 2022. The favorable loss reserve development for the six months ended June 30, 2023 was primarily the result of management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.
For the three months ended June 30, 2023, there were no significant catastrophe losses compared to $16.2 million, for the three months ended June 30, 2022. For the six months ended June 30, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $6.0 million, compared to $23.1 million for the six months ended June 30, 2022.
Insurance & Services Segment
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies including risk capital and equity and debt financing. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. The Insurance & Services segment provides coverage in the following product lines: A&H (including business generated by IMG and Armada), Environmental, Workers' Compensation, and other lines of business including a cross section of property and casualty lines. At June 30, 2023, we had equity stakes in 33 entities (MGA, Insurtech and Other) which underwrite or distribute a wide range of lines of business, including workers’ compensation, general liability, professional liability, directors & offices, credit and bond, cyber, commercial automobile, accident & health, and other specialty insurance classes. We consolidate five MGAs in our financial statements: Arcadian Risk Capital Ltd. (“Arcadian”), ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”), Banyan Risk Ltd. (“Banyan Risk”) and International Medical Group, Inc. (“IMG”). Of the remaining investments, we provide underwriting capacity in the form of insurance or reinsurance to 18 MGAs, while 10 are equity investments only.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three and six months ended June 30, 2023 and 2022:

	Three months ended			Six months ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
	($ in millions)
Gross premiums written	$462.7	$433.9	$28.8	$1,126.7	$917.4	$209.3
Net premiums written	291.6	301.4	(9.8)	744.2	638.9	105.3
Net premiums earned	339.6	244.3	95.3	630.8	457.1	173.7
Loss and loss adjustment expenses incurred, net	227.7	154.8	72.9	400.2	288.8	111.4
Acquisition costs, net	84.0	63.9	20.1	155.7	117.4	38.3
Other underwriting expenses	25.5	15.8	9.7	44.8	31.5	13.3
Underwriting income	2.4	9.8	(7.4)	30.1	19.4	10.7
Services revenues	62.2	56.6	5.6	125.8	113.4	12.4
Services expenses	50.0	44.8	5.2	95.5	88.1	7.4
Net services fee income	12.2	11.8	0.4	30.3	25.3	5.0
Services noncontrolling (income) loss	(1.7)	(0.7)	(1.0)	(3.3)	0.1	(3.4)
Net investment losses from Strategic Investments	(4.1)	(0.5)	(3.6)	(8.0)	(0.8)	(7.2)
Net services income	6.4	10.6	(4.2)	19.0	24.6	(5.6)
Segment income	$8.8	$20.4	$(11.6)	$49.1	$44.0	$5.1

Underwriting ratios: (1)
Loss ratio	67.0%	63.4%	3.6%	63.4%	63.2%	0.2%
Acquisition cost ratio	24.7%	26.2%	(1.5)%	24.7%	25.7%	(1.0)%
Other underwriting expense ratio	7.5%	6.5%	1.0%	7.1%	6.9%	0.2%
Combined ratio	99.2%	96.1%	3.1%	95.2%	95.8%	(0.6)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written increased by $28.8 million, or 6.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by growth across Insurance & Services, including growth in premiums from strategic partnerships, mainly Arcadian.
Gross premiums written increased by $209.3 million, or 22.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by growth across Insurance & Services, including growth in premiums from strategic partnerships, mainly Arcadian and Corvus Insurance, and A&H.
Consolidated MGAs
Gross premiums written generated by the consolidated MGAs in the aggregate increased by $16.2 million, or 10.5%, to $170.3 million for the three months ended June 30, 2023 compared to $154.0 million for the three months ended June 30, 2022, primarily driven by increases in Arcadian.
Gross premiums written generated by the consolidated MGAs in the aggregate increased by $36.8 million, or 11.1%, to $368.4 million for the six months ended June 30, 2023 compared to $331.6 million for the six months ended June 30, 2022, primarily driven by increases in IMG.
Book value for the consolidated MGAs was $90.8 million as of June 30, 2023, compared to $85 million at December 31, 2022.

Underwriting Results
The decrease in underwriting income of $7.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to decreased favorable prior year loss reserve development. Net adverse prior year loss reserve development was $0.7 million for the three months ended June 30, 2023, compared to net favorable prior year loss reserve development of $6.1 million for the three months ended June 30, 2022. The adverse prior year loss reserve development was primarily the result of loss emergence from certain strategic partnerships.
The improvement in underwriting income of $10.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by the increased favorable prior loss reserve development. Net favorable prior year loss reserve development was $16.6 million for the six months ended June 30, 2023, compared to favorable prior year loss reserve development of $11.0 million for the six months ended June 30, 2022, which was primarily driven by better than expected reported loss emergence in A&H.
Services Results
The increase in services revenues of $5.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to higher services revenues in IMG from increased demand for its travel products and services, as well as continued growth in Arcadian.
The increase in services revenues of $12.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to higher services revenues in IMG from increased demand for its travel products and services, as well as continued growth in Arcadian.
The decrease in net services income of $4.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to net investment losses from Strategic Investments of $4.1 million compared to $0.5 million for the three months ended June 30, 2022.
The decrease in net services income of $5.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to net investment losses from Strategic Investments of $8.0 million compared to $0.8 million for the six months ended June 30, 2022, partially offset by higher margins achieved in our IMG business for the six months ended June 30, 2023.
Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. The following table sets forth underwriting results and the period over period changes for the three and six months ended June 30, 2023 and 2022:

	Three months ended			Six months ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
	($ in millions)
Gross premiums written	$37.3	$0.4	$36.9	$87.6	$2.4	$85.2
Net premiums written	37.3	0.1	37.2	65.4	1.6	63.8
Net premiums earned	43.5	5.0	38.5	88.3	13.9	74.4
Loss and loss adjustment expenses incurred, net	13.8	1.9	11.9	24.1	14.7	9.4
Acquisition costs, net	15.7	0.2	15.5	30.2	0.9	29.3
Other underwriting expenses	5.8	1.6	4.2	10.5	3.0	7.5
Underwriting income (loss)	$8.2	$1.3	$6.9	$23.5	$(4.7)	$28.2
Corporate results include the effect of certain business lines no longer actively written due to the Restructuring Plan. Underwriting income for the three months ended June 30, 2023 is primarily due to favorable prior year loss reserve development of $7.8 million, which was primarily the result of management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.

Underwriting income for the six months ended June 30, 2023 is primarily due to favorable loss reserve development of $21.3 million, due to management reflecting the continued favorable reported loss emergence through June 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT, compared to an underwriting loss for the six months ended June 30, 2022 reflecting losses from the Russian/Ukraine conflict, including losses from the property lines of business, of $5.3 million.
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

The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,054.8	$1,874.7
Intangible assets	(158.5)	(163.8)
Tangible diluted common shareholders' equity attributable to SiriusPoint common shareholders	$1,896.3	$1,710.9

Common shares outstanding	163,200,630	162,177,653
Effect of dilutive stock options, restricted share units, warrants and Series A preference shares	3,964,586	3,492,795
Book value per diluted common share denominator	167,165,216	165,670,448
Unvested restricted shares	(649,528)	(1,708,608)
Tangible book value per diluted common share denominator	166,515,688	163,961,840

Book value per common share	$12.59	$11.56
Book value per diluted common share	$12.29	$11.32
Tangible book value per diluted common share	$11.39	$10.43
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
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three and six months ended June 30, 2023, SiriusPoint did not pay any dividends to its common shareholders.
During the three and six months ended June 30, 2023, SiriusPoint declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders (2022 - $4.0 million and $8.0 million, respectively).
For the three and six months ended June 30, 2023, SiriusPoint received $20.0 million and $79.2 million, respectively (2022 - $25.0 million and $75.0 million, respectively), of distributions from SiriusPoint Bermuda Insurance Company Ltd.

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
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, and S&P. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. The Company’s 2022 filed BSCR ratio was 217%. Further, the Company filed its first quarter 2023 Bermuda Quarterly Financial Return, the most recent period available, with the ratio improving to 219%.
In connection with our group capital, as assessed by rating agencies and the Bermuda Monetary Authority, the 2023 LPT, together with the first half of 2023 release of reserves linked to the 2023 LPT, is expected to result in a net increase in capital in excess of $150 million and more than 15% improvement in the BSCR ratio compared to December 31, 2022. This projected capital increase is expected to be attributable primarily to a reduction in required capital associated with reserve risks and an increase in available capital due to the cession of loss reserves to the 2023 LPT below their original carrying value due to the first half of 2023 favorable prior year loss reserve development. For additional information see Note 3 “Significant transactions” and Note 11 “Loss and loss adjustment expense reserves” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2023, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
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

The following table represents a summary of our debt obligations as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$254.9	7.8%	$264.3	6.0%
Unamortized discount	(7.8)		(5.7)
2017 SEK Subordinated Notes, carrying value	247.1		258.6
2016 Senior Notes, at face value	400.0	4.5%	400.0	4.5%
Unamortized premium	4.2		4.8
2016 Senior Notes, carrying value	404.2		404.8
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.4)		(0.4)
2015 Senior Notes, carrying value	114.6		114.6
Total debt	$765.9		$778.0
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2016 Senior Notes and 2015 Senior Notes, please refer to Note 16 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2022 Form 10-K.
Debt Covenants
As of June 30, 2023, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes and the 2015 Senior Notes.
Series A Preference Shares
SiriusPoint has 11,720,987 Series A preference shares outstanding, par value of $0.10 per share. The Series A preference shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions.
As of June 30, 2023, the estimated fair value of the Series A preference shares was $15.3 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the six months ended June 30, 2023, the Company did not declare or pay dividends to Series A preference shareholders.
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
As of June 30, 2023, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three and six months ended June 30, 2023, the Company declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 15 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of June 30, 2023, $1,297.0 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of June 30, 2023.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of June 30, 2023, total cash and cash equivalents and debt securities with a fair value of $1,410.9 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments increased by $202.1 million, or 8.4%, to $2,612.7 million as of June 30, 2023 from $2,410.6 million as of December 31, 2022. The increase was due to an increase in investments securing reinsurance contracts and letters of credit.
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
Operating, investing and financing cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	2023	2022
	($ in millions)
Net cash provided by operating activities	$206.3	$45.2
Net cash used in investing activities	(297.5)	(605.4)
Net cash used in financing activities	(51.1)	(11.0)
Net decrease in cash, cash equivalents and restricted cash	(142.3)	(571.2)
Cash, cash equivalents and restricted cash at beginning of period	913.7	1,948.4
Cash, cash equivalents and restricted cash at end of period	$771.4	$1,377.2
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in the collection of premiums due to the increase in premiums written which have outpaced the payment of claims.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2023 primarily relates to the increase in sales and maturities of U.S. treasuries during the period. Cash flows used in investing activities for the six months ended June 30, 2022 primarily relates to the increase in purchases of debt securities during the period resulting from increased premium volume and net investment income from our fixed income portfolio.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2023 primarily consisted of $38.5 million for the settlement of CVRs, $8.0 million for cash dividends paid to preference shareholders, and $7.5 million for taxes paid on withholding shares, partially offset by $9.3 million of funds provided from loans related to agreements to repurchase securities. Cash flows used in financing activities for the six months ended June 30, 2022 primarily consisted of $9.8 million for payments on deposit liability contracts, $8.0 million for cash dividends paid to preference shareholders, $6.5 million for taxes paid on withholding shares and $5.0 million for shares repurchased, partially offset by $17.5 million of funds provided from loans related to agreements to repurchase securities.
Financial Condition
As of June 30, 2023, total shareholders’ equity was $2,267.7 million, compared to $2,082.6 million as of December 31, 2022. The increase was primarily due to net income of $204.9 million in the six months ended June 30, 2023.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of June 30, 2023:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$4,925.3	300 bp decrease	$5,308.9	$383.6
		200 bp decrease	5,180.6	255.3
		100 bp decrease	5,052.3	127.0
		50 bp decrease	4,988.1	62.8
		50 bp increase	4,857.3	(68.0)
		100 bp increase	4,790.6	(134.7)
		200 bp increase	4,657.3	(268.0)
		300 bp increase	$4,524.0	$(401.3)
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of June 30, 2023:

	10% increase	10% decrease
	($ in millions)
Euro to U.S. dollar	$(1.1)	$1.1
Swedish Krona to U.S. dollar	7.1	(7.1)
British Pound to U.S. dollar	(2.1)	2.1
South African Rand to U.S. Dollar	(0.4)	0.4
Canadian Dollar to U.S. dollar	$(3.8)	$3.8

Other Long-term Investments Price Risk
The carrying values of our other long-term investments are at either fair value, using the equity method, net asset value, or management's cost less any impairment, which is based on fair value, as of the balance sheet date. The fair values of these investments are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment or other market factors, including interest rates and foreign exchange. Assuming a hypothetical 10% and 30% increase or decrease in the value of our other long-term investments as of June 30, 2023, the carrying value of our other long-term investments would have increased or decreased by approximately $35.5 million and $106.6 million, pre-tax, respectively.
Investments in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Related Party Investment Funds as of June 30, 2023, the carrying value of these investments would have increased or decreased by approximately $11.1 million and $33.4 million, pre-tax, respectively.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2023, we implemented new accounting and financial reporting systems, including the general ledger. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new general ledger.
There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the amount remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million of the Company’s outstanding common shares in the aggregate.
As of June 30, 2023, a maximum value of approximately $56.3 million of common shares and warrants may yet be purchased under the program.
The Company did not make any repurchases of common shares during the three and six months ended June 30, 2023.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits

10.1*	Employment Agreement dated May 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2023)
10.2*	SiriusPoint Ltd. 2023 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2023)
10.3	Amendment No.1 to Credit Agreement dated as of June 15, 2023, by and among SiriusPoint Ltd., each lender party to the Credit Agreement and JPMorgan Chase Bank, N.A as administrative agent
10.4	Loss Portfolio Transfer Reinsurance and Retrocession Agreement by and between SiriusPoint International Forsakringsaktiebolag (PUBL) and Pallas Reinsurance Company Ltd. dated as of June 30, 2023
10.5
Loss Portfolio Transfer Reinsurance and Retrocession Agreement by and between Sirius International Managing Agency Limited (In Its Capacity as the Managing Agent for Sirius International Syndicate 1945 at Lloyds) and Pallas Reinsurance Company Ltd. dated as of June 30,2023

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
Date: August 2, 2023
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Yendall
Stephen Yendall
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)