Form 10-Q
period 2023-09-30
SiriusPoint Ltd
filed 2023-11-08
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of November 3, 2023, the registrant had 167,580,193 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2023 and December 31, 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	September 30, 2023	December 31, 2022
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2022 - $0.0) (cost - $4,554.8; 2022 - $2,678.1)	$4,423.3	$2,635.5
Debt securities, trading, at fair value (cost - $659.1; 2022 - $1,630.1)	616.4	1,526.0
Short-term investments, at fair value (cost - $544.7; 2022 - $984.5)	548.7	984.6
Investments in related party investment funds, at fair value	109.9	128.8
Other long-term investments, at fair value (cost - $356.0; 2022 - $392.0) (includes related party investments at fair value of $188.1 (2022 - $201.2))	326.1	377.2
Equity securities, trading, at fair value (cost - $1.8; 2022 - $1.8)	1.6	1.6
Total investments	6,026.0	5,653.7
Cash and cash equivalents	703.5	705.3
Restricted cash and cash equivalents	107.7	208.4
Redemption receivable from related party investment fund	2.4	18.5
Due from brokers	21.5	4.9
Interest and dividends receivable	41.1	26.7
Insurance and reinsurance balances receivable, net	2,057.6	1,876.9
Deferred acquisition costs, net	333.0	294.9
Unearned premiums ceded	464.7	348.8
Loss and loss adjustment expenses recoverable, net	2,314.2	1,376.2
Deferred tax asset	180.6	200.3
Intangible assets	155.6	163.8
Other assets	183.3	157.9
Total assets	$12,591.2	$11,036.3
Liabilities
Loss and loss adjustment expense reserves	$5,448.8	$5,268.7
Unearned premium reserves	1,762.8	1,521.1
Reinsurance balances payable	1,733.4	813.6
Deposit liabilities	135.8	140.5
Deferred gain on retroactive reinsurance	25.8	—
Debt	763.5	778.0
Securities sold, not yet purchased, at fair value	—	27.0
Securities sold under an agreement to repurchase	—	18.0
Due to brokers	39.1	—
Deferred tax liability	81.2	59.8
Liability-classified capital instruments	62.0	60.4
Accounts payable, accrued expenses and other liabilities	273.4	266.6
Total liabilities	10,325.8	8,953.7
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 165,068,101; 2022 - 162,177,653)	16.5	16.2
Additional paid-in capital	1,661.4	1,641.3
Retained earnings	507.5	262.2
Accumulated other comprehensive loss, net of tax	(135.4)	(45.0)
Shareholders’ equity attributable to SiriusPoint shareholders	2,250.0	2,074.7
Noncontrolling interests	15.4	7.9
Total shareholders’ equity	2,265.4	2,082.6
Total liabilities, noncontrolling interests and shareholders’ equity	$12,591.2	$11,036.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Net premiums earned	$613.0	$612.6	$1,848.2	$1,710.7
Net realized and unrealized investment gains (losses)	(7.1)	(56.1)	2.4	(236.4)
Net realized and unrealized investment gains (losses) from related party investment funds	0.1	(8.3)	—	(199.8)
Net investment income	75.1	36.2	205.3	61.4
Net realized and unrealized investment gains (losses) and net investment income	68.1	(28.2)	207.7	(374.8)
Other revenues	21.5	13.1	35.6	96.1
Total revenues	702.6	597.5	2,091.5	1,432.0
Expenses
Loss and loss adjustment expenses incurred, net	373.1	497.9	1,015.9	1,198.3
Acquisition costs, net	129.5	116.8	361.0	348.9
Other underwriting expenses	36.6	44.8	132.1	138.1
Net corporate and other expenses	63.4	70.8	193.7	220.2
Intangible asset amortization	2.9	2.1	8.2	6.0
Interest expense	19.8	9.4	44.3	28.1
Foreign exchange (gains) losses	(1.8)	(51.6)	15.7	(127.5)
Total expenses	623.5	690.2	1,770.9	1,812.1
Income (loss) before income tax (expense) benefit	79.1	(92.7)	320.6	(380.1)
Income tax (expense) benefit	(15.3)	(0.9)	(56.6)	17.1
Net income (loss)	63.8	(93.6)	264.0	(363.0)
Net income attributable to noncontrolling interests	(2.3)	(0.8)	(6.7)	(1.2)
Net income (loss) available to SiriusPoint	61.5	(94.4)	257.3	(364.2)
Dividends on Series B preference shares	(4.0)	(4.0)	(12.0)	(12.0)
Net income (loss) available to SiriusPoint common shareholders	$57.5	$(98.4)	$245.3	$(376.2)
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.33	$(0.61)	$1.40	$(2.35)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.32	$(0.61)	$1.36	$(2.35)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	163,738,528	160,321,270	162,233,695	160,150,911
Diluted	168,516,508	160,321,270	166,920,744	160,150,911

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Comprehensive income (loss)
Net income (loss)	$63.8	$(93.6)	$264.0	$(363.0)
Other comprehensive loss, net of tax
Change in foreign currency translation	(1.1)	(3.6)	0.1	(4.0)
Unrealized losses from debt securities held as available for sale investments	(56.2)	(39.7)	(89.9)	(49.5)
Reclassifications from accumulated other comprehensive (loss)	(2.2)	—	(0.6)	—
Total other comprehensive loss	(59.5)	(43.3)	(90.4)	(53.5)
Comprehensive income (loss)	4.3	(136.9)	173.6	(416.5)
Net income attributable to noncontrolling interests	(2.3)	(0.8)	(6.7)	(1.2)
Comprehensive income (loss) available to SiriusPoint	$2.0	$(137.7)	$166.9	$(417.7)
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0	$200.0
Issuance of preference shares, net	—	—	—	—
Balance, end of period	200.0	200.0	200.0	200.0
Common shares
Balance, beginning of period	16.3	16.2	16.2	16.2
Issuance of common shares, net	—	—	0.1	0.1
Exercise of options and warrants	0.2	—	0.2	—
Common shares repurchased and retired	—	—	—	(0.1)
Balance, end of period	16.5	16.2	16.5	16.2
Additional paid-in capital
Balance, beginning of period	1,645.6	1,630.3	1,641.3	1,622.7
Issuance of common shares, net	—	—	0.1	—
Share compensation	3.2	2.9	6.6	15.4
Exercise of options and warrants	12.6	—	14.6	—
Common shares repurchased and retired	—	—	—	(4.9)
Change in ownership interest in subsidiary	—	—	(1.2)	—
Balance, end of period	1,661.4	1,633.2	1,661.4	1,633.2
Retained earnings
Balance, beginning of period	450.0	387.2	262.2	665.0
Net income (loss)	63.8	(93.6)	264.0	(363.0)
Net income attributable to noncontrolling interests	(2.3)	(0.8)	(6.7)	(1.2)
Dividends on preference shares	(4.0)	(4.0)	(12.0)	(12.0)
Balance, end of period	507.5	288.8	507.5	288.8
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(75.9)	(10.4)	(45.0)	(0.2)
Net change in foreign currency translation adjustment
Balance, beginning of period	(4.0)	(0.6)	(5.2)	(0.2)
Net change in foreign currency translation adjustment	(1.1)	(3.6)	0.1	(4.0)
Balance, end of period	(5.1)	(4.2)	(5.1)	(4.2)
Unrealized losses from debt securities held as available for sale investments
Balance, beginning of period	(71.9)	(9.8)	(39.8)	—
Unrealized losses from debt securities held as available for sale investments	(56.2)	(39.7)	(89.9)	(49.5)
Reclassifications from accumulated other comprehensive income (loss)	(2.2)	—	(0.6)	—
Balance, end of period	(130.3)	(49.5)	(130.3)	(49.5)
Balance, end of period	(135.4)	(53.7)	(135.4)	(53.7)
Shareholders’ equity attributable to SiriusPoint shareholders	2,250.0	2,084.5	2,250.0	2,084.5
Noncontrolling interests	15.4	8.3	15.4	8.3
Total shareholders’ equity	$2,265.4	$2,092.8	$2,265.4	$2,092.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2023 and 2022
(expressed in millions of U.S. dollars)

	2023	2022
Operating activities
Net income (loss)	$264.0	$(363.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	15.7	22.2
Net realized and unrealized loss on investments and derivatives	1.8	205.3
Net realized and unrealized loss on investment in related party investment funds	—	199.8
Other revenues	44.4	(39.0)
Amortization of premium and accretion of discount, net	(57.5)	(1.7)
Amortization of intangible assets	8.2	6.0
Other items, net	(9.5)	(49.5)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(174.8)	(242.4)
Deferred acquisition costs, net	(38.1)	(59.8)
Unearned premiums ceded	(115.9)	(136.3)
Loss and loss adjustment expenses recoverable, net	(938.0)	(93.9)
Deferred tax asset/liability	41.1	(44.1)
Other assets	(33.3)	(4.7)
Interest and dividends receivable	(14.4)	(8.7)
Loss and loss adjustment expense reserves	180.1	359.1
Unearned premium reserves	241.7	374.4
Deferred gain on retroactive reinsurance	25.8	—
Reinsurance balances payable	919.8	105.6
Accounts payable, accrued expenses and other liabilities	6.8	16.0
Net cash provided by operating activities	367.9	245.3
Investing activities
Proceeds from redemptions from related party investment funds	35.9	654.8
Contributions to related party investment funds	(0.9)	(4.0)
Purchases of investments	(3,952.2)	(4,648.5)
Proceeds from sales and maturities of investments	3,499.4	2,628.0
Change in due to/from brokers, net	22.5	5.8
Net cash used in investing activities	(395.3)	(1,363.9)
Financing activities
Taxes paid on withholding shares	(9.2)	(6.9)
Purchases of SiriusPoint common shares under share repurchase program	—	(5.0)
Proceeds from (repayment of) loans under an agreement to repurchase	(18.0)	17.5
Cash dividends paid to preference shareholders	(12.0)	(12.0)
Settlement of Contingent Value Rights	(38.5)	—
Net proceeds from exercise of options and warrants	10.4	—
Net payments on deposit liability contracts	(7.6)	(12.7)
Change in total noncontrolling interests, net	(0.2)	0.8
Net cash used in financing activities	(75.1)	(18.3)
Net decrease in cash, cash equivalents and restricted cash	(102.5)	(1,136.9)
Cash, cash equivalents and restricted cash at beginning of period	913.7	1,948.4
Change in cash of assets held for sale	—	(20.0)
Cash, cash equivalents and restricted cash at end of period	$811.2	$791.5

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
The results for the nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full calendar year.
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
Recently issued accounting standards
Accounting pronouncements issued during the three and nine months ended September 30, 2023 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.
3. Significant transactions
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period, and included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. As of September 30, 2023, the Company recorded funds held payable of $862.5 million in Reinsurance balances payable in the Company’s consolidated balance sheets and the Company’s estimate of deferred gain is $25.8 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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
Insurance & Services offers expertise in underwriting, pricing and product development to businesses it partners with. The Company’s process to identify and approve partner companies includes alignment of interests, disciplined management and strong oversight, which are believed to be critical for success. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties.

The Company has made both controlling and non-controlling equity investments and debt investments in MGAs and other insurance-related business (collectively, “Strategic Investments”). In 2023, the Company is pursuing an optimization of its Strategic Investments, which results in the sale of certain of its ownership positions. As a result, net investment gains (losses) from Strategic Investments are no longer considered Core income to Insurance & Services and are reported in Corporate results. Comparative prior period amounts have been restated for this change.
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
Environmental – consists of an environmental insu1rance book in the U.S. comprised of four core products that revolve around pollution coverage, which are premises pollution liability, contractor's pollution/pollution liability and professional liability.
Workers’ Compensation – consists of state-mandated insurance coverage that provides medical, disability, survivor, burial, and rehabilitation benefits to employees who are injured or killed due to a work-related injury or illness.
Other – consists of a cross section of property and casualty lines, including but not limited to property, general liability, excess liability, commercial auto, professional liability, directors and officers, cyber, surety, marine, and other specialty classes.
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned. Net services income (loss) consists of services revenues (fee for service revenue), services expenses, and services non-controlling (income) loss. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income (loss). These items are reconciled to the consolidated presentation in the segment measure reclass column below. Included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
Segment results are shown prior to corporate eliminations. Corporate eliminations are included in the elimination column below as necessary to reconcile to underwriting income (loss), net services income (loss), and segment income (loss) to the consolidated statements of income (loss).
Corporate includes the results of all runoff business, which represent certain classes of business that the Company no longer actively underwrites, including those that have asbestos and environmental and other latent liability exposures, certain reinsurance contracts that have interest crediting features, and certain property catastrophe exposed business that the Company does not currently actively underwrite. In addition, revenue and expenses managed at the corporate level, including realized gains and losses, other investment income, including gains (losses) from Strategic Investments, net realized and unrealized investment gains (losses) from related party investment funds, non-services related other revenues, non-services related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$265.4	$460.1	$725.5	$—	$33.3	$—	$758.8
Net premiums written	243.2	290.4	533.6	—	32.4	—	566.0
Net premiums earned	256.9	318.4	575.3	—	37.7	—	613.0
Loss and loss adjustment expenses incurred, net	136.2	219.6	355.8	(1.2)	18.5	—	373.1
Acquisition costs, net	69.4	76.3	145.7	(37.2)	21.0	—	129.5
Other underwriting expenses	14.4	16.9	31.3	—	5.3	—	36.6
Underwriting income (loss)	36.9	5.6	42.5	38.4	(7.1)	—	73.8
Services revenues	(0.2)	58.8	58.6	(38.3)	—	(20.3)	—
Services expenses	—	48.7	48.7	—	—	(48.7)	—
Net services fee income (loss)	(0.2)	10.1	9.9	(38.3)	—	28.4	—
Services noncontrolling income	—	(2.4)	(2.4)	—	—	2.4	—
Net services income (loss)	(0.2)	7.7	7.5	(38.3)	—	30.8	—
Segment income (loss)	36.7	13.3	50.0	0.1	(7.1)	30.8	73.8
Net realized and unrealized investment losses					(7.1)	—	(7.1)
Net realized and unrealized investment gains from related party investment funds					0.1	—	0.1
Net investment income					75.1	—	75.1
Other revenues					1.2	20.3	21.5
Net corporate and other expenses					(14.7)	(48.7)	(63.4)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(19.8)	—	(19.8)
Foreign exchange gains					1.8	—	1.8
Income before income tax expense	$36.7	$13.3	50.0	0.1	26.6	2.4	79.1
Income tax expense			—	—	(15.3)	—	(15.3)
Net income			50.0	0.1	11.3	2.4	63.8
Net (income) loss attributable to noncontrolling interest			—	—	0.1	(2.4)	(2.3)
Net income available to SiriusPoint			$50.0	$0.1	$11.4	$—	$61.5

Underwriting Ratios: (1)
Loss ratio	53.0%	69.0%	61.8%				60.9%
Acquisition cost ratio	27.0%	24.0%	25.3%				21.1%
Other underwriting expenses ratio	5.6%	5.3%	5.4%				6.0%
Combined ratio	85.6%	98.3%	92.5%				88.0%
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

	Three months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$318.4	$524.9	$843.3	$—	$0.5	$—	$843.8
Net premiums written	267.1	366.7	633.8	—	0.6	—	634.4
Net premiums earned	304.5	305.4	609.9	—	2.7	—	612.6
Loss and loss adjustment expenses incurred, net	286.3	217.8	504.1	(1.5)	(4.7)	—	497.9
Acquisition costs, net	69.8	81.0	150.8	(34.0)	—	—	116.8
Other underwriting expenses	28.0	15.3	43.3	—	1.5	—	44.8
Underwriting income (loss)	(79.6)	(8.7)	(88.3)	35.5	5.9	—	(46.9)
Services revenues	3.4	52.5	55.9	(35.4)	—	(20.5)	—
Services expenses	—	47.2	47.2	—	—	(47.2)	—
Net services fee income	3.4	5.3	8.7	(35.4)	—	26.7	—
Services noncontrolling loss	—	0.5	0.5	—	—	(0.5)	—
Net services income	3.4	5.8	9.2	(35.4)	—	26.2	—
Segment income (loss)	(76.2)	(2.9)	(79.1)	0.1	5.9	26.2	(46.9)
Net realized and unrealized investment losses					(56.1)	—	(56.1)
Net realized and unrealized investment losses from related party investment funds					(8.3)	—	(8.3)
Net investment income					36.2	—	36.2
Other revenues					(7.4)	20.5	13.1
Net corporate and other expenses					(23.6)	(47.2)	(70.8)
Intangible asset amortization					(2.1)	—	(2.1)
Interest expense					(9.4)	—	(9.4)
Foreign exchange gains					51.6	—	51.6
Loss before income tax expense	$(76.2)	$(2.9)	(79.1)	0.1	(13.2)	(0.5)	(92.7)
Income tax expense			—	—	(0.9)	—	(0.9)
Net loss			(79.1)	0.1	(14.1)	(0.5)	(93.6)
Net income attributable to noncontrolling interest			—	—	(1.3)	0.5	(0.8)
Net loss attributable to SiriusPoint			$(79.1)	$0.1	$(15.4)	$—	$(94.4)

Underwriting Ratios: (1)
Loss ratio	94.0%	71.3%	82.7%				81.3%
Acquisition cost ratio	22.9%	26.5%	24.7%				19.1%
Other underwriting expenses ratio	9.2%	5.0%	7.1%				7.3%
Combined ratio	126.1%	102.8%	114.5%				107.7%
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

	Nine months ended September 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,019.3	$1,571.6	$2,590.9	$—	$120.9	$—	$2,711.8
Net premiums written	866.1	1,019.4	1,885.5	—	97.8	—	1,983.3
Net premiums earned	788.2	934.0	1,722.2	—	126.0	—	1,848.2
Loss and loss adjustment expenses incurred, net	368.5	608.8	977.3	(4.0)	42.6	—	1,015.9
Acquisition costs, net	186.7	228.7	415.4	(105.6)	51.2	—	361.0
Other underwriting expenses	54.6	61.7	116.3	—	15.8	—	132.1
Underwriting income	178.4	34.8	213.2	109.6	16.4	—	339.2
Services revenues	(2.8)	184.6	181.8	(109.6)	—	(72.2)	—
Services expenses	—	144.2	144.2	—	—	(144.2)	—
Net services fee income (loss)	(2.8)	40.4	37.6	(109.6)	—	72.0	—
Services noncontrolling income	—	(5.7)	(5.7)	—	—	5.7	—
Net services income (loss)	(2.8)	34.7	31.9	(109.6)	—	77.7	—
Segment income	175.6	69.5	245.1	—	16.4	77.7	339.2
Net realized and unrealized investment gains					2.4	—	2.4
Net realized and unrealized investment gains from related party investment funds					—	—	—
Net investment income					205.3	—	205.3
Other revenues					(36.6)	72.2	35.6
Net corporate and other expenses					(49.5)	(144.2)	(193.7)
Intangible asset amortization					(8.2)	—	(8.2)
Interest expense					(44.3)	—	(44.3)
Foreign exchange losses					(15.7)	—	(15.7)
Income before income tax expense	$175.6	$69.5	245.1	—	69.8	5.7	320.6
Income tax expense			—	—	(56.6)	—	(56.6)
Net income			245.1	—	13.2	5.7	264.0
Net income attributable to noncontrolling interests			—	—	(1.0)	(5.7)	(6.7)
Net income available to SiriusPoint			$245.1	$—	$12.2	$—	$257.3

Underwriting Ratios: (1)
Loss ratio	46.8%	65.2%	56.7%				55.0%
Acquisition cost ratio	23.7%	24.5%	24.1%				19.5%
Other underwriting expenses ratio	6.9%	6.6%	6.8%				7.1%
Combined ratio	77.4%	96.3%	87.6%				81.6%
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

	Nine months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,220.9	$1,442.3	$2,663.2	$—	$2.9	$—	$2,666.1
Net premiums written	963.5	1,005.6	1,969.1	—	2.2	—	1,971.3
Net premiums earned	931.6	762.5	1,694.1	—	16.6	—	1,710.7
Loss and loss adjustment expenses incurred, net	685.5	506.6	1,192.1	(3.8)	10.0	—	1,198.3
Acquisition costs, net	236.0	198.4	434.4	(86.4)	0.9	—	348.9
Other underwriting expenses	86.8	46.8	133.6	—	4.5	—	138.1
Underwriting income (loss)	(76.7)	10.7	(66.0)	90.2	1.2	—	25.4
Services revenues	3.4	165.9	169.3	(102.9)	—	(66.4)	—
Services expenses	—	135.3	135.3	—	—	(135.3)	—
Net services fee income	3.4	30.6	34.0	(102.9)	—	68.9	—
Services noncontrolling loss	—	0.6	0.6	—	—	(0.6)	—
Net services income	3.4	31.2	34.6	(102.9)	—	68.3	—
Segment income (loss)	(73.3)	41.9	(31.4)	(12.7)	1.2	68.3	25.4
Net realized and unrealized investment losses					(236.4)	—	(236.4)
Net realized and unrealized investment losses from related party investment funds					(199.8)	—	(199.8)
Net investment income					61.4	—	61.4
Other revenues					29.7	66.4	96.1
Net corporate and other expenses					(84.9)	(135.3)	(220.2)
Intangible asset amortization					(6.0)	—	(6.0)
Interest expense					(28.1)	—	(28.1)
Foreign exchange gains					127.5	—	127.5
Income (loss) before income tax benefit	$(73.3)	$41.9	(31.4)	(12.7)	(335.4)	(0.6)	(380.1)
Income tax benefit			—	—	17.1	—	17.1
Net loss			(31.4)	(12.7)	(318.3)	(0.6)	(363.0)
Net income attributable to noncontrolling interests			—	—	(1.8)	0.6	(1.2)
Net loss attributable to SiriusPoint			$(31.4)	$(12.7)	$(320.1)	$—	$(364.2)

Underwriting Ratios: (1)
Loss ratio	73.6%	66.4%	70.4%				70.0%
Acquisition cost ratio	25.3%	26.0%	25.6%				20.4%
Other underwriting expenses ratio	9.3%	6.1%	7.9%				8.1%
Combined ratio	108.2%	98.5%	103.9%				98.5%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$703.5	$705.3
Restricted cash securing letter of credit facilities (1)	36.8	34.3
Restricted cash securing reinsurance contracts (2)	45.7	148.9
Restricted cash held by managing general underwriters	25.2	25.2
Total cash, cash equivalents and restricted cash (3)	811.2	913.7
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,556.0	2,202.2
Total cash, cash equivalents, restricted cash and restricted investments	$3,367.2	$3,115.9
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$802.6	$—	$802.6
Residential mortgage-backed securities	—	777.1	—	777.1
Commercial mortgage-backed securities	—	168.9	—	168.9
Corporate debt securities	—	1,533.5	—	1,533.5
U.S. government and government agency	1,071.4	4.2	—	1,075.6
Non-U.S. government and government agency	4.3	61.3	—	65.6
Total debt securities, available for sale	1,075.7	3,347.6	—	4,423.3
Asset-backed securities	—	304.2	—	304.2
Residential mortgage-backed securities	—	56.2	—	56.2
Commercial mortgage-backed securities	—	67.4	—	67.4
Corporate debt securities	—	62.6	—	62.6
U.S. government and government agency	108.8	—	—	108.8
Non-U.S. government and government agency	0.7	16.5	—	17.2
Total debt securities, trading	109.5	506.9	—	616.4
Total equity securities	1.6	—	—	1.6
Short-term investments	503.4	45.3	—	548.7
Other long-term investments	—	—	181.7	181.7
Derivative assets	—	—	5.5	5.5
	$1,690.2	$3,899.8	$187.2	5,777.2
Cost and equity method investments				83.9
Investments in funds valued at NAV				170.4
Total assets				$6,031.5
Liabilities
Liability-classified capital instruments	$—	$—	$62.0	$62.0
Derivative liabilities	—	—	35.5	35.5
Total liabilities	$—	$—	$97.5	$97.5

	December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$230.7	$—	$230.7
Residential mortgage-backed securities	—	340.7	—	340.7
Commercial mortgage-backed securities	—	61.2	—	61.2
Corporate debt securities	—	415.7	—	415.7
U.S. government and government agency	1,546.2	4.4	—	1,550.6
Non-U.S. government and government agency	5.0	31.6	—	36.6
Total debt securities, available for sale	1,551.2	1,084.3	—	2,635.5
Asset-backed securities	—	553.7	—	553.7
Residential mortgage-backed securities	—	133.6	—	133.6
Commercial mortgage-backed securities	—	113.4	—	113.4
Corporate debt securities	—	363.5	—	363.5
U.S. Government and government agency	264.1	6.3	—	270.4
Non-U.S. government and government agency	8.7	79.5	—	88.2
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	272.8	1,250.0	3.2	1,526.0
Total equity securities	1.6	—	—	1.6
Short-term investments	972.8	11.8	—	984.6
Other long-term investments	—	—	227.3	227.3
Derivative assets	—	—	9.5	9.5
	$2,798.4	$2,346.1	$240.0	5,384.5
Cost and equity method investments				104.8
Investments in funds valued at NAV				173.9
Total assets				$5,663.2
Liabilities
Total securities sold, not yet purchased	$27.0	$—	$—	$27.0
Securities sold under an agreement to repurchase	—	18.0	—	18.0
Liability-classified capital instruments	—	39.0	21.4	60.4
Derivative liabilities	—	—	8.6	8.6
Total liabilities	$27.0	$57.0	$30.0	$114.0
During the nine months ended September 30, 2023, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2022 - no reclassifications).
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
The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2023:

	July 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	September 30, 2023
Assets
Other long-term investments	$235.0	$(25.3)	$—	$(14.4)	$(13.6)	$181.7
Derivative assets	4.1	—	4.1	(5.2)	2.5	5.5
Total assets	$239.1	$(25.3)	$4.1	$(19.6)	$(11.1)	$187.2
Liabilities
Liability-classified capital instruments	$(65.4)	$—	$—	$3.8	$(0.4)	$(62.0)
Derivative liabilities	(26.6)	—	(14.3)	11.6	(6.2)	(35.5)
Total liabilities	$(92.0)	$—	$(14.3)	$15.4	$(6.6)	$(97.5)

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	September 30, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.3	(25.3)	6.6	(14.7)	(12.2)	181.7
Derivative assets	9.5	—	2.8	(13.7)	6.9	5.5
Total assets	$240.0	$(25.3)	$9.4	$(30.7)	$(6.2)	$187.2
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$—	$3.8	$(44.4)	$(62.0)
Derivative liabilities	(8.6)	—	(8.5)	13.1	(31.5)	(35.5)
Total liabilities	$(30.0)	$—	$(8.5)	$16.9	$(75.9)	$(97.5)
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

The following table presents the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2022:

	July 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	September 30, 2022
Assets
Preferred stocks	$3.2	$—	$—	$—	$—	$3.2
Other long-term investments	241.7	—	0.3	(6.5)	6.4	241.9
Derivative assets	(2.4)	—	—	(0.2)	(0.3)	(2.9)
Total assets	$242.5	$—	$0.3	$(6.7)	$6.1	$242.2
Liabilities
Liability-classified capital instruments	$(10.7)	$—	$—	$—	$3.4	$(7.3)
Derivative liabilities	(5.0)	—	—	(7.8)	(5.7)	(18.5)
Total liabilities	$(15.7)	$—	$—	$(7.8)	$(2.3)	$(25.8)

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$0.4	$3.2
Other long-term investments	262.1	—	1.9	(26.1)	4.0	241.9
Derivative assets	0.4	—	0.6	(2.8)	(1.1)	(2.9)
Total assets	$265.3	$—	$2.5	$(28.9)	$3.3	$242.2
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$49.9	$(7.3)
Derivative liabilities	(3.2)	—	(4.7)	—	(10.6)	(18.5)
Total liabilities	$(60.4)	$—	$(4.7)	$—	$39.3	$(25.8)
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values at September 30, 2023 and December 31, 2022. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$247.5	$245.0	$259.0	$258.6
2016 Senior Notes	345.4	403.8	343.7	404.8
2015 Senior Notes	107.8	114.7	112.6	114.6
Series B preference shares	$197.6	$200.0	$186.0	$200.0
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
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses (2)	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$812.9	$3.4	$(13.7)	$—	$802.6
Residential mortgage-backed securities	826.1	1.1	(50.1)	—	777.1
Commercial mortgage-backed securities	174.7	0.1	(5.9)	—	168.9
Corporate debt securities	1,577.0	0.2	(42.6)	(1.1)	1,533.5
U.S. government and government agency(1)	1,096.9	—	(21.4)	—	1,075.5
Non-U.S. government and government agency	67.2	—	(1.4)	(0.1)	65.7
Total debt securities, available for sale (2)	$4,554.8	$4.8	$(135.1)	$(1.2)	$4,423.3
Debt securities, trading
Asset-backed securities	$310.9	$0.3	$(7.0)	$—	$304.2
Residential mortgage-backed securities	69.6	—	(13.3)	—	56.3
Commercial mortgage-backed securities	77.2	—	(9.9)	—	67.3
Corporate debt securities	70.7	—	(9.3)	1.1	62.5
U.S. government and government agency (1)	112.4	—	(3.6)	—	108.8
Non-U.S. government and government agency	18.3	—	(1.0)	—	17.3
Total debt securities, trading	$659.1	$0.3	$(44.1)	$1.1	$616.4

	December 31, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$234.1	$0.9	$(4.3)	$—	$230.7
Residential mortgage-backed securities	354.3	0.3	(13.9)	—	340.7
Commercial mortgage-backed securities	62.1	—	(0.9)	—	61.2
Corporate debt securities	428.5	0.5	(13.1)	(0.2)	415.7
U.S. government and government agency (1)	1,561.9	3.2	(14.5)	—	1,550.6
Non-U.S. government and government agency	37.2	—	(0.7)	0.1	36.6
Total debt securities, available for sale (2)	$2,678.1	$4.9	$(47.4)	$(0.1)	$2,635.5
Debt securities, trading
Asset-backed securities	$575.5	$0.1	$(21.9)	$—	$553.7
Residential mortgage-backed securities	155.9	—	(22.3)	—	133.6
Commercial mortgage-backed securities	130.5	—	(17.1)	—	113.4
Corporate debt securities	391.4	—	(27.2)	(0.7)	363.5
U.S. government and government agency (1)	278.6	—	(8.2)	—	270.4
Non-U.S. government and government agency	95.8	—	(4.0)	(3.6)	88.2
Preferred stocks	2.4	0.8	—	—	3.2
Total debt securities, trading	$1,630.1	$0.9	$(100.7)	$(4.3)	$1,526.0
(1)The Company had no short positions in long duration U.S. Treasuries as of September 30, 2023 (December 31, 2022 - $27.0 million). This amount was included in securities sold, not yet purchased in the consolidated balance sheets.
(2)As of September 30, 2023 and December 31, 2022, the Company did not record an allowance for credit losses on the AFS portfolio.
As of September 30, 2023, the market value of debt securities classified as AFS which have remained in a gross unrealized loss position for greater than 12 months is $3.3 million with an unrealized loss of $0.1 million (December 31, 2022 - no securities in an unrealized loss position for greater than 12 months).
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of September 30, 2023 was approximately 2.7 years, including short-term investments (December 31, 2022 - approximately 1.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of September 30, 2023 and December 31, 2022 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	Debt securities, trading		Debt securities, AFS
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
September 30, 2023
Due in one year or less	$106.3	$107.1	$261.0	$258.8
Due after one year through five years	41.7	37.7	2,330.6	2,273.8
Due after five years through ten years	19.6	17.0	146.2	139.2
Due after ten years	33.9	26.8	3.3	2.9
Mortgage-backed and asset-backed securities	457.6	427.8	1,813.7	1,748.6
Total debt securities	$659.1	$616.4	$4,554.8	$4,423.3
December 31, 2022
Due in one year or less	$240.4	$230.9	$104.2	$104.0
Due after one year through five years	426.5	407.0	1,822.7	1,802.0
Due after five years through ten years	63.4	55.7	95.8	92.3
Due after ten years	35.5	28.5	4.9	4.6
Mortgage-backed and asset-backed securities	861.9	800.7	650.5	632.6
Preferred stocks	2.4	3.2	—	—
Total debt securities	$1,630.1	$1,526.0	$2,678.1	$2,635.5

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of September 30, 2023 and December 31, 2022. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	September 30, 2023		December 31, 2022
	Debt securities, trading	Debt securities, AFS	Debt securities, trading	Debt securities, AFS
AAA	$297.2	$762.2	$564.4	$172.8
AA	188.0	2,074.3	523.2	1,907.6
A	49.8	998.1	181.1	188.9
BBB	71.5	462.9	158.1	149.9
Other	9.9	125.8	99.2	216.3
Total debt securities	$616.4	$4,423.3	$1,526.0	$2,635.5
As of September 30, 2023, the above totals included $131.9 million of sub-prime securities. Of this total, $97.3 million was rated AAA, $13.3 million rated AA and $21.3 million rated BBB. As of December 31, 2022, the above totals included $95.3 million of sub-prime securities. Of this total, $56.1 million were rated AAA, $20.0 million rated AA and $19.2 million were unrated.
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains (losses), and fair values of the Company’s equity securities and other long-term investments as of September 30, 2023 and December 31, 2022 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
September 30, 2023
Equity securities	$1.8	$—	$(0.4)	$0.2	$1.6
Other long-term investments	$356.0	$28.9	$(62.7)	$3.9	$326.1
December 31, 2022
Equity securities	$1.8	$—	$(0.2)	$—	$1.6
Other long-term investments	$392.0	$27.5	$(41.8)	$(0.5)	$377.2

The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Hedge funds and private equity funds (1)	$76.8	$84.9
Strategic investments (2)	219.2	262.0
Other investments (2)	30.1	30.3
Total other long-term investments	$326.1	$377.2
(1)Includes $76.8 million of investments carried at NAV (December 31, 2022 - $45.1 million) and no investments classified as Level 3 (December 31, 2022 - $25.1 million) within the fair value hierarchy.
(2)As of September 30, 2023, the Company had $14.7 million of unfunded commitments relating to these investments (December 31, 2022 - $16.0 million).
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
The following table presents the components of other long-term investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Equity method eligible unconsolidated entities, using the fair value option	$150.2	$147.9
Equity method investments	37.8	41.8
Other unconsolidated investments, at fair value (1)	92.0	124.5
Other unconsolidated investments, at cost (2)	46.0	63.0
Total other long-term investments	$326.1	$377.2
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
Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Third Point Enhanced LP	$81.6	$100.3
Third Point Venture Offshore Fund I LP	25.1	26.0
Third Point Venture Offshore Fund II LP	3.2	2.5
Investments in related party investment funds, at fair value	$109.9	$128.8
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
As of September 30, 2023, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of September 30, 2023, the Company had $9.5 million of unfunded commitments related to TP Venture Fund. As of September 30, 2023, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
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
As of September 30, 2023, the Company had $21.6 million of unfunded commitments related to TP Venture Fund II. As of September 30, 2023, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.

8. Total realized and unrealized investment gains (losses) and net investment income
Net realized and unrealized investment gains (losses) and net investment income for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Debt securities, available for sale	$54.0	$12.5	$137.6	$15.4
Debt securities, trading	9.4	(21.2)	49.0	(141.4)
Short-term investments	7.6	(6.1)	21.9	(8.7)
Other long-term investments	(5.7)	7.1	(5.1)	5.5
Derivative instruments	0.8	—	4.3	—
Equity securities	—	(0.1)	—	(0.5)
Net realized and unrealized investment gains (losses) from related party investment funds	0.1	(8.3)	—	(199.8)
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	66.2	(16.1)	207.7	(329.5)
Investment expenses	(4.0)	(6.9)	(14.5)	(14.5)
Net investment income (loss) on cash and cash equivalents	5.9	(5.2)	14.5	(30.8)
Total realized and unrealized investment gains (losses) and net investment income	$68.1	$(28.2)	$207.7	$(374.8)
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross realized gains	$16.5	$23.6	$41.4	$47.0
Gross realized losses	(12.4)	(45.9)	(73.7)	(107.1)
Net realized gains (losses) on investments	4.1	(22.3)	(32.3)	(60.1)
Net unrealized gains (losses) on investments	(11.2)	(33.8)	34.7	(176.3)
Net realized and unrealized gains (losses) on investments (1)(2)	$(7.1)	$(56.1)	$2.4	$(236.4)
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized losses from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $(7.3) million and $(10.0) million from related party investments included in other-long term investments for the three and nine months ended September 30, 2023, respectively (2022 - $0.2 million and $1.0 million, respectively).

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Debt securities, available for sale	$(2.2)	$1.8	$(0.6)	$2.0
Debt securities, trading	(1.1)	(29.6)	(41.0)	(51.8)
Short-term investments	—	(0.4)	(1.4)	(0.5)
Equity securities	—	—	—	(2.3)
Other long-term investments	9.6	5.0	8.5	3.2
Net investment income (loss) on cash and cash equivalents	(2.2)	0.9	2.2	(10.7)
Net realized investment gains (losses)	$4.1	$(22.3)	$(32.3)	$(60.1)
Net realized investment gains for Other long-term investments for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Hedge funds and private equity funds	$6.7	$0.2	$5.7	$0.6
Strategic investments	2.9	4.8	2.8	2.9
Other investments	—	—	—	(0.3)
Net realized investment gains on Other long-term investments	$9.6	$5.0	$8.5	$3.2
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Debt securities, trading	$0.2	$(7.5)	$52.1	$(128.6)
Short-term investments	0.1	(14.3)	0.8	(18.9)
Derivative instruments	0.8	—	4.3	—
Equity securities	—	(0.1)	—	1.7
Other long-term investments	(16.0)	(2.3)	(23.8)	(5.1)
Net investment income (loss) on cash and cash equivalents	3.7	(9.6)	1.3	(25.4)
Net unrealized investment gains (losses)	$(11.2)	$(33.8)	$34.7	$(176.3)
Net unrealized investment losses for Other long-term investments for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Hedge funds and private equity funds	$4.1	$(5.2)	$4.1	$(3.5)
Strategic investments	(20.1)	1.2	(27.9)	(4.2)
Other investments	—	1.7	—	2.6
Net unrealized investment losses on Other long-term investments	$(16.0)	$(2.3)	$(23.8)	$(5.1)

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Debt securities, trading	$—	$0.1	$(0.8)	$0.6
Other long-term investments	(8.0)	2.6	(10.8)	0.3
Total unrealized investment gains (losses) – Level 3 investments	$(8.0)	$2.7	$(11.6)	$0.9
9. Derivatives
The Company holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are presented within foreign exchange (gains) losses. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of September 30, 2023, the Company holds $42.4 million in collateral associated with the foreign currency derivatives (December 31, 2022 - $15.2 million).
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within other revenues. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of September 30, 2023. The Company does not provide or hold any collateral associated with the weather derivatives.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$0.7	$9.7	$316.3	$9.0	$—	$425.1
Foreign currency swaps	—	12.6	264.6	—	1.5	264.6
Weather derivatives	—	5.5	30.6	—	4.9	30.6
Interest rate swaps	$4.8	$3.7	$62.7	$—	$—	$—
(1)Derivative assets are classified within other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income (loss) relating to derivatives during the three and nine months ended September 30, 2023 and 2022:

		Three months ended		Nine months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Foreign currency forwards	Foreign exchange gains	$(0.9)	$(7.5)	$(15.8)	$(14.3)
Foreign currency futures contracts	Foreign exchange gains	—	(22.0)	—	(52.8)
Weather derivatives	Other revenues	(1.7)	0.1	1.3	(0.3)
Equity warrants	Net realized and unrealized investment gains (losses)	—	—	—	(0.1)
Foreign currency swaps	Foreign exchange gains	(0.3)	—	(13.9)	—
Interest rate swaps	Net realized and unrealized investment gains (losses)	$0.8	$—	$4.3	$—
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of September 30, 2023, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $15.5 million and $9.8 million, respectively (December 31, 2022 - $14.0 million and $9.0 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Arcadian because the Company can exercise control over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of September 30, 2023 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of September 30, 2023, Arcadian’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $88.3 million and $11.0 million, respectively (December 31, 2022 - $32.3 million and $9.7 million, respectively).

Banyan
In January 2023, Banyan Risk Ltd. (“Banyan”) completed the recapitalization in which the Company’s ownership decreased from 100% to 49%. Banyan was consolidated through the year ended December 31, 2022 as the Company was its sole owner. As a result of the recapitalization, new investors obtained equity ownership and the Company reevaluated the criteria for consolidation. Banyan is considered a VIE and the Company is the primary beneficiary of Banyan because the Company can exercise control over the activities that most significantly impact the economic performance of Banyan. As a result, the Company has continued to consolidate the results of Banyan in its consolidated financial statements. As of September 30, 2023, Banyan’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $4.8 million and $1.0 million, respectively (December 31, 2022 - $8.0 million and $1.1 million, respectively).
Joyn
Joyn Insurance Services Inc. (“Joyn”) was considered a VIE through the third quarter of 2022 and the Company concluded that it was the primary beneficiary of Joyn because the Company could have exercised control over the activities that most significantly impacted the economic performance of Joyn. As a result, the Company had consolidated the results of Joyn in its consolidated financial statements. During the fourth quarter of 2022, an additional investment was made in Joyn by third parties, after which Joyn no longer met the criterion for consolidation. As of September 30, 2023, the investment in Joyn is recorded in other long-term investments in the Company’s consolidated balance sheets utilizing cost adjusted for market observable events less impairment method.
Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. The Company’s ownership in Alta Signa as of September 30, 2023 was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of September 30, 2023, Alta Signa’s assets and liabilities, after intercompany eliminations, included in the Company’s consolidated balance sheets were $7.0 million and $1.5 million, respectively (December 31, 2022 - $8.0 million and $2.1 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance, beginning of period	$12.9	$0.8	$7.9	$(0.4)
Business combinations	—	—	—	0.8
Net income attributable to noncontrolling interests	2.3	0.8	6.7	1.2
Contributions (Redemptions)	0.2	—	0.8	—
Derecognition of noncontrolling interest (1)	—	6.7	—	6.7
Balance, end of period	$15.4	$8.3	$15.4	$8.3
(1)As of September 30, 2022, the Company recognized the losses previously allocated to the Joyn noncontrolling interest shareholders, which resulted in a pre-tax loss during the three and nine months ended September 30, 2022 of $6.7 million recorded in other revenues in the Company’s consolidated statements of income (loss).
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of September 30, 2023 and December 31, 2022:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
September 30, 2023
Other long-term investments (1)	$203.1	$139.9	$1.9	$141.8
December 31, 2022
Other long-term investments (1)	$211.5	$144.0	$2.0	$146.0
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of September 30, 2023, the Company and TP GP hold interests of approximately 89.3% and 10.7%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
The following is a summarized income statement of the TP Enhanced Fund for the three and nine months ended September 30, 2023 and 2022, and summarized balance sheet as of September 30, 2023 and December 31, 2022.
This summarized income statement of TP Enhanced Fund reflects the main components of total investment income and expenses of TP Enhanced Fund. This summarized income statement is not a breakdown of the Company’s proportional investment income in TP Enhanced Fund as presented in the Company’s consolidated statements of income (loss).

	Three months ended		Nine months ended
TP Enhanced Fund summarized income statement	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income (loss)	$—	$(8.1)	$2.1	$(203.7)
Total expenses	0.4	2.1	1.8	12.1
Net income (loss)	$(0.4)	$(10.2)	$0.3	$(215.8)
The following table is a summarized balance sheet of TP Enhanced Fund as of September 30, 2023 and December 31, 2022 and reflects the underlying assets and liabilities of TP Enhanced Fund. This summarized balance sheet is not a breakdown of the Company’s proportional interests in the underlying assets and liabilities of TP Enhanced Fund.

TP Enhanced Fund summarized balance sheet	September 30, 2023	December 31, 2022
Total assets	$94.4	$260.6
Total liabilities	3.5	148.6
Total partners' capital	$90.9	$112.0
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
11. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,268.7	$4,841.4
Less: loss and loss adjustment expenses recoverable, beginning of period	(1,376.2)	(1,215.3)
Less: deferred charges on retroactive reinsurance contracts	(1.0)	(1.4)
Net reserves for loss and loss adjustment expenses, beginning of period	3,891.5	3,624.7
Net reserves for loss and loss adjustment expenses transferred (1)	(860.6)	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,179.0	1,215.5
Prior years	(163.1)	(17.2)
Total incurred loss and loss adjustment expenses	1,015.9	1,198.3
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(161.7)	(180.4)
Prior years	(709.7)	(616.1)
Total net paid losses	(871.4)	(796.5)
Foreign currency translation	(15.6)	(136.3)
Net reserves for loss and loss adjustment expenses, end of period	3,159.8	3,890.2
Plus: loss and loss adjustment expenses recoverable, end of period	2,314.2	1,309.2
Plus: deferred (gains) charges on retroactive reinsurance (2)	(25.2)	1.1
Gross reserves for loss and loss adjustment expenses, end of period	$5,448.8	$5,200.5
(1)Net reserves for loss and loss adjustment expenses transferred represents the transfer of reserves under the 2023 LPT.
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
For the nine months ended September 30, 2023, the Company recorded $163.1 million of net favorable prior year loss reserve development primarily resulting from management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, which represents $122.2 million of the favorable loss reserve development.
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
The Company's assets in scope of the current expected credit loss assessment as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Insurance and reinsurance balances receivable, net	$2,057.6	$1,876.9
Loss and loss adjustment expenses recoverable, net	2,314.2	1,376.2
Other assets (1)	78.5	52.4
Total assets in scope	$4,450.3	$3,305.5
(1)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $34.3 million as of September 30, 2023 (December 31, 2022 - $34.3 million). For the three and nine months ended September 30, 2023, the Company did not record any change to the current expected credit (gains) losses (2022 - $(0.7) million and $10.0 million, respectively). Changes to the current expected credit (gains) losses are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best and S&P credit ratings to determine the allowance each quarter. As of September 30, 2023, approximately 58% of the total gross assets in scope were balances with counterparties rated by either AM Best or S&P and, of the total rated, 82% were rated A- or better.
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$252.2	7.5%	$264.3	6.0%
Unamortized discount	(7.2)		(5.7)
2017 SEK Subordinated Notes, carrying value	245.0		258.6
2016 Senior Notes, at face value	400.0	4.6%	400.0	4.5%
Unamortized premium	3.8		4.8
2016 Senior Notes, carrying value	403.8		404.8
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.3)		(0.4)
2015 Senior Notes, carrying value	114.7		114.6
Total debt	$763.5		$778.0
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2023 and December 31, 2022.

Standby letter of credit facilities
As of September 30, 2023, the Company had entered into the following letter of credit facilities:

	September 30, 2023
	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$304.0	$16.9	$214.1
Uncommitted - Secured letters of credit facilities	n/a	960.2	19.9	1,151.8
		$1,264.2	$36.8	$1,365.9
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2023, there were no outstanding borrowings under the Facility.
14. Income taxes
The Company is subject to income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. The Company and its Bermuda-domiciled subsidiaries are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, the Company and its Bermuda-domiciled subsidiaries are not subject to any income or capital gains taxes in Bermuda. In recent months, the Government of Bermuda announced that it is expected to enact, before year end 2023, a 15% corporate income tax that will be effective for tax years beginning on or after January 1, 2025 (the “Proposed Bermudian CIT”). The Government of Bermuda opened a second public comment period through October 30, 2023, and is expected to release full draft legislation on November 11, 2023 with a third public comment period ending on November 24, 2023, with a view to enactment on or before December 31, 2023. The Company will be required to record the financial statement impact, if any, of the new legislation for the period of enactment. The Company is closely analyzing the Proposed Bermudian CIT and the related potential tax and financial statement consequences. It is possible that the net impact on deferred taxes and the effective tax rate may be material in light of specific technical provisions proposed in the October 2023 announcement. The Proposed Bermudian CIT, if implemented, may subject us to additional income taxes, which may adversely affect our results of operations.
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
For the three and nine months ended September 30, 2023, the Company recorded income tax (expense) benefit of $(15.3) million and $(56.6) million, respectively (2022 - $0.9 million and $17.1 million, respectively) on pre-tax income (loss) of $79.1 million and $320.6 million, respectively (2022 - $(92.7) million and $(380.1) million, respectively). The effective tax rates for the three and nine months ended September 30, 2023 were 18.6% and 17.7%, respectively. The difference between the effective tax rate on income (losses) from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.

In arriving at the estimated annual effective tax rate for the nine months ended September 30, 2023 and 2022, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year. Based on applicable U.S. GAAP guidance, jurisdictions with a projected loss for the full year where no tax benefit can be recognized are excluded from the estimation of the annual effective tax rate.
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
The total reserve for unrecognized tax benefits is $2.3 million as of September 30, 2023, which did not materially change compared to December 31, 2022. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of September 30, 2023 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.
15. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the nine months ended September 30, 2023 and 2022:

	2023	2022
Common shares issued and outstanding, beginning of period	162,177,653	161,929,777
Issuance of common shares, net of forfeitures and shares withheld	1,172,575	1,078,208
Issuance of common shares upon exercise of warrants	1,517,873	—
Issuance of common shares upon exercise of options	200,000	—
Shares repurchased	—	(695,047)
Common shares issued and outstanding, end of period	165,068,101	162,312,938
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the nine months ended September 30, 2023 and 2022, the Company did not pay any dividends to its common shareholders.
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
During the three and nine months ended September 30, 2023, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2022 - $4.0 million and $12.0 million, respectively).

Share repurchases
As of September 30, 2023, the Company was authorized to repurchase up to an aggregate of $56.3 million of outstanding common shares and warrants under its repurchase program.
During the three and nine months ended September 30, 2023, the Company did not repurchase any of its common shares in the open market.
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
16. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	163,738,528	160,321,270	162,233,695	160,150,911
Dilutive effect of options	768,241	—	524,398	—
Dilutive effect of warrants	1,026,591	—	1,045,214	—
Dilutive effect of restricted share awards and units	2,983,148	—	3,117,437	—
Dilutive effect of Series A preference shares	—	—	—	—
Diluted number of common shares outstanding	168,516,508	160,321,270	166,920,744	160,150,911
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$57.5	$(98.4)	$245.3	$(376.2)
Net income allocated to SiriusPoint participating shareholders	(4.0)	—	(17.8)	—
Net income (loss) allocated to SiriusPoint common shareholders	$53.5	$(98.4)	$227.5	$(376.2)
Basic earnings (loss) per share available to SiriusPoint common shareholders	$0.33	$(0.61)	$1.40	$(2.35)
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$57.5	$(98.4)	$245.3	$(376.2)
Net income allocated to SiriusPoint participating shareholders	(4.0)	—	(17.8)	—
Net income (loss) allocated to SiriusPoint common shareholders	$53.5	$(98.4)	$227.5	$(376.2)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$0.32	$(0.61)	$1.36	$(2.35)
For the three and nine months ended September 30, 2023, options of 525,718 and 2,767,880, respectively, warrants of 27,097,859 and 27,097,859, respectively, and restricted share units of 60,887 and 112,304, respectively, were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
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

(Re)insurance contracts
During the three and nine months ended September 30, 2023, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross premiums written of $78.7 million and $226.0 million, respectively (2022 - $144.9 million and $262.9 million, respectively). As of September 30, 2023, the Company had total receivables from these related parties of $31.3 million and no payables (December 31, 2022 - $224.6 million and $0.1 million, respectively).
Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Third Point Enhanced LP	$81.6	$100.3
Third Point Venture Offshore Fund I LP	25.1	26.0
Third Point Venture Offshore Fund II LP	3.2	2.5
Investments in related party investment funds, at fair value	109.9	128.8
Third Point Optimized Credit Portfolio (1)	550.9	530.7
Total investments managed by related parties	$660.8	$659.5
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Management and advisory fees	$1.3	$0.9	$5.5	$6.1
Performance fees	0.9	—	0.9	(1.3)
Total management, advisory and performance fees to related parties (1)	$2.2	$0.9	$6.4	$4.8
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
During the nine months ended September 30, 2023, the Company did not declare or pay dividends to holders of Series A Preference Shares.
During the three and nine months ended September 30, 2023, the Company recorded losses of $5.7 million and $19.2 million, respectively, from the change in fair value of the Series A Preference Shares. As of September 30, 2023, the fair value of the Series A Preference Shares is $21.0 million.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”). As of September 30, 2023, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
During the three and nine months ended September 30, 2023, the Company recorded a gain of $8.4 million and a loss of $16.2 million, respectively, from the change in fair value of the Merger Warrants. As of September 30, 2023, the estimated fair value of the Merger Warrants is $30.9 million.
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private Warrants”) by Sirius Group to certain counterparties. The Private Warrants mature on November 5, 2023. Subsequent to September 30, 2023 and prior to their expiration, the remaining outstanding warrants were exercised.
During the three and nine months ended September 30, 2023, the Company recorded losses of $2.6 million and $9.0 million, respectively, from the change in fair value of the Private Warrants. As of September 30, 2023, the estimated fair value of the Private Warrants is $10.1 million.
During the three and nine months ended September 30, 2023, 1,717,374 and 2,042,904 Private Warrants were exercised out of 5,418,434 originally issued.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation (“Easterly”), each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”).
During the three and nine months ended September 30, 2023, there was no change in the fair value of the Sirius Group Public Warrants. The Sirius Group Public Warrants had no estimated fair value as of September 30, 2023 and expired without exercise on October 27, 2023.
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
Promissory notes & loan agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of September 30, 2023.
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
During the three and nine months ended September 30, 2023, the Company recognized operating lease expense of $2.6 million and $7.7 million, respectively (2022 - $2.9 million and $8.6 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
The following table presents the lease balances within the consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$26.1	$25.9
Operating lease liabilities(2)	$29.8	$30.3

Weighted average lease term (years)	4.3	5.5
Weighted average discount rate	2.9%	3.1%
(1) Operating lease right-of-use assets are included in other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Future minimum rental commitments as of September 30, 2023 under these leases are expected to be as follows:

Future Payments
Remainder of 2023	$1.6
2024	6.5
2025	5.7
2026	4.9
2027 and thereafter	13.0
Total future annual minimum rental payments	31.7
Less: present value discount	(1.9)
Total lease liability as of September 30, 2023	$29.8
19. Quarterly financial results
Revision of Q2 and Q1 2023 interim financial statements
In connection with the preparation of its third quarter 2023 financial statements, the Company identified certain immaterial errors in its previously issued 2023 interim financial statements, primarily relating to a manual calculation in our property catastrophe business, and also an overnight data transfer error. This resulted in the incorrect recognition of Net premiums earned. The Company performed an analysis in accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the errors were not material, both individually and in the aggregate, to any previously issued financial statements, and were not intentional. Although not required to do so, but in an effort to provide transparency and in line with good practice, Management has elected to revise the previously issued 2023 interim financial statements when they are next presented. The impacts on those financial statements of these future revisions are presented below. The financial statements for the three and nine months ended September 30, 2023 reflect the correction of these errors in the manner described above.
Notwithstanding, the consolidated financial statements included in this report on Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

The impacts of the future revisions on the Company’s previously issued consolidated financial statements as of and for the periods indicated are as follows:

	Three months ended June 30, 2023			Three months ended March 31, 2023
	As previously reported	Revision	As revised	As previously reported	Revision	As revised
Revenues
Net premiums earned	$703.8	$(64.1)	$639.7	$595.5	$—	$595.5
Net realized and unrealized investment losses	(1.8)	—	(1.8)	11.3	—	11.3
Net realized and unrealized investment losses from related party investment funds	(0.9)	—	(0.9)	0.8	—	0.8
Net investment income	68.5	—	68.5	61.7	—	61.7
Net realized and unrealized investment losses and net investment income	65.8	—	65.8	73.8	—	73.8
Other revenues	(1.7)	7.0	5.3	15.8	(7.0)	8.8
Total revenues	767.9	(57.1)	710.8	685.1	(7.0)	678.1
Expenses
Loss and loss adjustment expenses incurred, net	407.0	(31.3)	375.7	267.1	—	267.1
Acquisition costs, net	126.2	(14.4)	111.8	119.7	—	119.7
Other underwriting expenses	43.3	—	43.3	52.2	—	52.2
Net corporate and other expenses	70.3	—	70.3	60.0	—	60.0
Intangible asset amortization	2.9	—	2.9	2.4	—	2.4
Interest expense	11.7	—	11.7	12.8	—	12.8
Foreign exchange gains	17.4	—	17.4	0.1	—	0.1
Total expenses	678.8	(45.7)	633.1	514.3	—	514.3
Income before income tax expense	89.1	(11.4)	77.7	170.8	(7.0)	163.8
Income tax expense	(16.8)	1.0	(15.8)	(25.8)	0.3	(25.5)
Net income	72.3	(10.4)	61.9	145.0	(6.7)	138.3
Net income attributable to noncontrolling interests	(2.0)	—	(2.0)	(2.4)	—	(2.4)
Net income available to SiriusPoint	70.3	(10.4)	59.9	142.6	(6.7)	135.9
Dividends on Series B preference shares	(4.0)	—	(4.0)	(4.0)	—	(4.0)
Net income available to SiriusPoint common shareholders	$66.3	$(10.4)	$55.9	$138.6	$(6.7)	$131.9
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.38	$(0.06)	$0.32	$0.80	$(0.04)	$0.76
Diluted earnings per share available to SiriusPoint common shareholders	$0.37	$(0.06)	$0.31	$0.78	$(0.04)	$0.74
Weighted average number of common shares used in the determination of earnings per share
Basic	162,027,831		162,027,831	160,905,860		160,905,860
Diluted	166,708,932		166,708,932	164,130,946		164,130,946

	Six months ended June 30, 2023
	As previously reported	Revision	As revised
Revenues
Net premiums earned	$1,299.3	$(64.1)	$1,235.2
Net realized and unrealized investment gains	9.5	—	9.5
Net realized and unrealized investment losses from related party investment funds	(0.1)	—	(0.1)
Net investment income	130.2	—	130.2
Net realized and unrealized investment gains (losses) and net investment income	139.6	—	139.6
Other revenues	14.1	—	14.1
Total revenues	1,453.0	(64.1)	1,388.9
Expenses
Loss and loss adjustment expenses incurred, net	674.1	(31.3)	642.8
Acquisition costs, net	245.9	(14.4)	231.5
Other underwriting expenses	95.5	—	95.5
Net corporate and other expenses	130.3	—	130.3
Intangible asset amortization	5.3	—	5.3
Interest expense	24.5	—	24.5
Foreign exchange gains	17.5	—	17.5
Total expenses	1,193.1	(45.7)	1,147.4
Income before income tax (expense) benefit	259.9	(18.4)	241.5
Income tax expense	(42.6)	1.3	(41.3)
Net income	217.3	(17.1)	200.2
Net income attributable to noncontrolling interests	(4.4)	—	(4.4)
Net income available to SiriusPoint	212.9	(17.1)	195.8
Dividends on Series B preference shares	(8.0)	—	(8.0)
Net income available to SiriusPoint common shareholders	$204.9	$(17.1)	$187.8
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$1.18	$(0.10)	$1.08
Diluted earnings per share available to SiriusPoint common shareholders	$1.14	$(0.09)	$1.05
Weighted average number of common shares used in the determination of earnings per share
Basic	161,473,011		161,473,011
Diluted	165,997,198		165,997,198

The following tables provide a summary of the corrections to the impacted financial statement line items on the Company’s consolidated balance sheet, consolidated statement of comprehensive income, and consolidated statement of cash flows.
Condensed consolidated balance sheet

	June 30, 2023
	As previously reported	Revision	As revised
Insurance and reinsurance balances receivable, net	$2,252.1	$(32.5)	$2,219.6
Deferred acquisition costs, net	340.3	2.3	342.6
Unearned premiums ceded	481.3	3.5	484.8
Loss and loss adjustment expenses recoverable, net	2,276.7	(0.1)	2,276.6
Deferred tax assets	164.3	(0.4)	163.9
Total assets	12,622.8	(27.2)	12,595.6

Loss and loss adjustment expense reserves	5,338.8	(31.4)	5,307.4
Unearned premium reserves	1,819.2	23.0	1,842.2
Total liabilities	10,355.1	(8.4)	10,346.7

Retained earnings	467.1	(17.1)	450.0
Accumulated other comprehensive loss, net of tax	(74.2)	(1.7)	(75.9)
Total shareholders’ equity	$2,267.7	$(18.8)	$2,248.9

	March 31, 2023
	As previously reported	Revision	As revised
Deferred tax assets	$175.7	$0.3	$176.0
Total assets	11,807.2	0.3	11,807.5

Accounts payable, accrued expenses and other liabilities	275.7	7.0	282.7
Total liabilities	9,559.2	7.0	9,566.2

Retained earnings	400.8	(6.7)	394.1
Total shareholders’ equity	$2,248.0	$(6.7)	$2,241.3

Condensed consolidated statement of comprehensive income

	Three months ended June 30, 2023			Six months ended June 30, 2023
	As previously reported	Revision	As revised	As previously reported	Revision	As revised
Net income	$72.3	$(10.4)	$61.9	$217.3	$(17.1)	$200.2
Unrealized losses from debt securities held as available for sale investments	(54.9)	(1.7)	(56.6)	(32.0)	(1.7)	(33.7)
Comprehensive income available to SiriusPoint	$19.1	$(12.1)	$7.0	$183.7	$(18.8)	$164.9
Condensed consolidated statement of cash flows

	Six months ended June 30, 2023
	As previously reported	Revision	As revised
Net income	$217.3	$(17.1)	$200.2
Net realized and unrealized loss on investments and derivatives	(12.6)	(1.7)	(14.3)
Insurance and reinsurance balances receivable, net	(370.4)	32.5	(337.9)
Deferred acquisition costs, net	(45.4)	(2.3)	(47.7)
Unearned premiums ceded	(132.5)	(3.5)	(136.0)
Loss and loss adjustment expenses recoverable, net	(900.5)	0.1	(900.4)
Deferred tax asset/ liability	37.2	0.4	37.6
Loss and loss adjustment expense reserves	70.1	(31.4)	38.7
Unearned premium reserves	298.1	23.0	321.1
Net cash provided by operating activities	$206.3	$—	$206.3

	Three months ended March 31, 2023
	As previously reported	Revision	As revised
Net income	$145.0	$(6.7)	$138.3
Deferred tax asset/ liability	24.2	(0.3)	23.9
Accounts payable, accrued expenses and other liabilities	3.9	7.0	10.9
Net cash provided by operating activities	$94.2	$—	$94.2

Revised operating segment results for the three and six months ended June 30, 2023 are as follows:

	Three months ended June 30, 2023
	As revised
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$357.7	$447.5	$805.2	$—	$37.3	$—	$842.5
Net premiums written	311.9	276.4	588.3	—	37.3	—	625.6
Net premiums earned	271.8	324.4	596.2	—	43.5	—	639.7
Loss and loss adjustment expenses incurred, net	146.7	216.7	363.4	(1.5)	13.8	—	375.7
Acquisition costs, net	51.3	80.7	132.0	(35.9)	15.7	—	111.8
Other underwriting expenses	12.0	25.5	37.5	—	5.8	—	43.3
Underwriting income	61.8	1.5	63.3	37.4	8.2	—	108.9
Services revenues	(2.8)	62.2	59.4	(36.9)	—	(22.5)	—
Services expenses	—	50.0	50.0	—	—	(50.0)	—
Net services fee income (loss)	(2.8)	12.2	9.4	(36.9)	—	27.5	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net services income (loss)	(2.8)	10.5	7.7	(36.9)	—	29.2	—
Segment income	59.0	12.0	71.0	0.5	8.2	29.2	108.9
Net realized and unrealized investment losses					(1.8)	—	(1.8)
Net realized and unrealized investment losses from related party investment funds					(0.9)	—	(0.9)
Net investment income					68.5	—	68.5
Other revenues					(17.2)	22.5	5.3
Net corporate and other expenses					(20.3)	(50.0)	(70.3)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(11.7)	—	(11.7)
Foreign exchange losses					(17.4)	—	(17.4)
Income before income tax expense	$59.0	$12.0	71.0	0.5	4.5	1.7	77.7
Income tax expense			—	—	(15.8)	—	(15.8)
Net income (loss)			71.0	0.5	(11.3)	1.7	61.9
Net income attributable to noncontrolling interest			—	—	(0.3)	(1.7)	(2.0)
Net income (loss) available to SiriusPoint			$71.0	$0.5	$(11.6)	$—	$59.9

Underwriting Ratios: (1)
Loss ratio	54.0%	66.8%	61.0%				58.7%
Acquisition cost ratio	18.9%	24.9%	22.1%				17.5%
Other underwriting expenses ratio	4.4%	7.9%	6.3%				6.8%
Combined ratio	77.3%	99.6%	89.4%				83.0%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned. Prior to the revision, the reported Core and consolidated combined ratios were 87.7% and 81.9%, respectively.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	Six months ended June 30, 2023
	As revised
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$753.9	$1,111.5	$1,865.4	$—	$87.6	$—	$1,953.0
Net premiums written	622.9	729.0	1,351.9	—	65.4	—	1,417.3
Net premiums earned	531.3	615.6	1,146.9	—	88.3	—	1,235.2
Loss and loss adjustment expenses incurred, net	232.3	389.2	621.5	(2.8)	24.1	—	642.8
Acquisition costs, net	117.3	152.4	269.7	(68.4)	30.2	—	231.5
Other underwriting expenses	40.2	44.8	85.0	—	10.5	—	95.5
Underwriting income	141.5	29.2	170.7	71.2	23.5	—	265.4
Services revenues	(2.6)	125.8	123.2	(71.3)	—	(51.9)	—
Services expenses	—	95.5	95.5	—	—	(95.5)	—
Net services fee income (loss)	(2.6)	30.3	27.7	(71.3)	—	43.6	—
Services noncontrolling income	—	(3.3)	(3.3)	—	—	3.3	—
Net services income (loss)	(2.6)	27.0	24.4	(71.3)	—	46.9	—
Segment income	138.9	56.2	195.1	(0.1)	23.5	46.9	265.4
Net realized and unrealized investment gains					9.5	—	9.5
Net realized and unrealized investment losses from related party investment funds					(0.1)	—	(0.1)
Net investment income					130.2	—	130.2
Other revenues					(37.8)	51.9	14.1
Net corporate and other expenses					(34.8)	(95.5)	(130.3)
Intangible asset amortization					(5.3)	—	(5.3)
Interest expense					(24.5)	—	(24.5)
Foreign exchange losses					(17.5)	—	(17.5)
Income before income tax expense	$138.9	$56.2	195.1	(0.1)	43.2	3.3	241.5
Income tax expense			—	—	(41.3)	—	(41.3)
Net income			195.1	(0.1)	1.9	3.3	200.2
Net income attributable to noncontrolling interest			—	—	(1.1)	(3.3)	(4.4)
Net income available to SiriusPoint			$195.1	$(0.1)	$0.8	$—	$195.8

Underwriting Ratios: (1)
Loss ratio	43.7%	63.2%	54.2%				52.0%
Acquisition cost ratio	22.1%	24.8%	23.5%				18.7%
Other underwriting expenses ratio	7.6%	7.3%	7.4%				7.7%
Combined ratio	73.4%	95.3%	85.1%				78.4%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned. Prior to the revision, the reported Core and consolidated combined ratios were 84.4% and 78.2%, respectively.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The terms “we,” “our,” “us” and the “Company,” as used in this report, refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries.
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
•the performance of financial markets, impact of inflation and interest rates, and foreign currency fluctuations;
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
•geopolitical uncertainty, including the ongoing conflicts in Europe and the Middle East;
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
Any one of these factors or a combination of these factors could materially affect our financial condition or future results of operations and could influence whether any forward-looking statements contained in this report ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Overview
We are a holding company domiciled in Bermuda. Through our subsidiaries, we provide multi-line insurance and reinsurance products and services on a worldwide basis. We aim to be a highly diversified business with a sustainable and scalable underwriting platform, and a portfolio of insurance-related businesses. We seek to leverage our underwriting talent and capabilities, proven management expertise and geographical footprint, to build on our existing portfolio and identify new opportunities to create value. We intend to allocate our capital to the best opportunities and react quickly to new risks. We are focused on optimizing capital allocation and rebalancing towards insurance and higher margin and growth lines. As of September 30, 2023, we have equity stakes in 31 entities (MGAs, Insurtech and Other), after selling our equity stakes in three entities during the quarter. We also sold two additional equity stakes in October 2023. These entities, which include consolidated and non-consolidated MGAs, underwrite or distribute a wide range of lines of business. See “Segment Results” below for additional information.
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
Under our investment strategy, our fixed income investments, which comprise the majority of our portfolio, are outsourced to a diversified range of third-party asset managers. This includes the Third Point Optimized Credit fixed income strategy, which is predominately investment grade and managed by Third Point LLC, to which we are contractually obligated to reinvest part of the Third Point Enhanced LP (“TP Enhanced Fund”) withdrawals. Third Point LLC continues to manage a portion of our alternative investments, including TP Enhanced Fund, Third Point Venture Offshore Fund I LP (“TP Venture Fund”) and Third Point Venture Offshore Fund II LP (“TP Venture Fund II”), totaling 1.6% of SiriusPoint’s investment portfolio at September 30, 2023, as well as working with us on asset-liability management strategies that are tailored to our risk and capital considerations.
Our investment objective is to maximize long-term after-tax total return while (1) limiting the investment risk within prudent risk tolerance thresholds, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.
Recent Developments
Standstill Agreement with Mr. Daniel S. Loeb
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
On August 9, 2023, we entered into a standstill agreement (the “Agreement”) with Dan Loeb, which provides that he will not, subject to certain limited exceptions, make a take-over or purchase proposal for the Company or acquire more than 9.5% of the outstanding shares of the Company or an amount of ownership requiring regulatory approval. Further, the Agreement provides that Dan Loeb would not take any action in support of or make any proposal with respect to controlling, changing or influencing the Company’s management, business, capitalization or corporate structure.
Ratings
On March 22, 2023, Fitch Ratings revised our outlook from negative to stable to reflect recent underwriting performance improvement.
On April 19, 2023, AM Best affirmed our financial strength rating and outlook.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, we agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period. As of September 30, 2023, we recorded funds held payable of $862.5 million and our estimate of deferred gain is $25.8 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
Restructuring Plan
On November 2, 2022, we announced a restructuring of our underwriting platform to support the future shape of our business. In line with our strategy to strengthen underwriting results and align our operating platform to our business portfolio, we have made changes to the structure and composition of our international branch network (the "Restructuring Plan"). We have reduced the locations from which SiriusPoint underwrites property catastrophe reinsurance. As a result, we are in the process of closing our offices in Hamburg, Miami and Singapore, and reducing our footprint in Liege and Toronto. Following the anticipated closures and scaling of our operating platform, we will continue to serve clients and underwrite all property catastrophe business from Bermuda.
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
As inflation continues to be elevated, we have evaluated the impact on our underwriting results and reserves. We proactively adjusted trend assumptions in our pricing. As of September 30, 2023, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions, except for per share data and ratios)
Combined ratio	88.0%	107.7%	81.6%	98.5%
Core underwriting income (loss) (1)	$42.5	$(88.3)	$213.2	$(66.0)
Core net services income (1)	$7.5	$9.2	$31.9	$34.6
Core income (loss) (1)	$50.0	$(79.1)	$245.1	$(31.4)
Core combined ratio (1)	92.5%	114.5%	87.6%	103.9%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	11.3%	(20.1)%	16.7%	(24.0)%
Book value per common share (2)	$12.42	$11.56	$12.42	$11.56
Book value per diluted common share (2)	$12.11	$11.32	$12.11	$11.32
Tangible book value per diluted common share (1) (2)	$11.19	$10.43	$11.19	$10.43
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

Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and nine months ended September 30, 2023 and 2022 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$57.5	$(98.4)	$245.3	$(376.2)
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,036.0	2,023.3	1,874.7	2,303.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,050.0	1,884.5	2,050.0	1,884.5
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,043.0	$1,953.9	$1,962.4	$2,094.1
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	11.3%	(20.1)%	16.7%	(24.0)%
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended September 30, 2023 was due to net income for the three months ended September 30, 2023, primarily as a result of increased underwriting income due to favorable prior year loss reserve development and increased net investment income and income in related party investment funds, compared to a net loss for the three months ended September 30, 2022, primarily as a result of realized and unrealized investment losses.
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the nine months ended September 30, 2023 was due to net income for the nine months ended September 30, 2023, primarily as a result of increased underwriting income due to favorable prior year loss reserve development and lower catastrophe losses, as well as increased net investment income and income in related party investment funds, compared to a net loss for the nine months ended September 30, 2022, primarily as a result of realized and unrealized investment losses and higher catastrophe losses.
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
As of September 30, 2023, book value per common share was $12.42, representing a decrease of $0.06 per share, or 0.5%, from $12.48 per share as of June 30, 2023. As of September 30, 2023, book value per diluted common share was $12.11, representing a decrease of $0.07 per share, or 0.6%, from $12.18 per share as of June 30, 2023. As of September 30, 2023, tangible book value per diluted common share was $11.19, representing a decrease of $0.04 per share, or 0.4%, from $11.23 per share as of June 30, 2023. The decreases were primarily due to other comprehensive losses and additional shares outstanding.
As of September 30, 2023, book value per common share was $12.42, representing an increase of $0.86 per share, or 7.4%, from $11.56 per share as of December 31, 2022. As of September 30, 2023, book value per diluted common share was $12.11, representing an increase of $0.79 per share, or 7.0%, from $11.32 per share as of December 31, 2022. As of September 30, 2023, tangible book value per diluted common share was $11.19, representing an increase of $0.76 per share, or 7.3%, from $10.43 per share as of December 31, 2022. The increases were primarily due to net income in the current period.

Consolidated Results of Operations—Three and nine months ended September 30, 2023 and 2022:
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended			Nine months ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
	($ in millions)
Total underwriting income (loss)	$73.8	$(46.9)	$120.7	$339.2	$25.4	$313.8
Net realized and unrealized investment gains (losses) and net investment income	68.1	(28.2)	96.3	207.7	(374.8)	582.5
Other revenues	21.5	13.1	8.4	35.6	96.1	(60.5)
Net corporate and other expenses	(63.4)	(70.8)	7.4	(193.7)	(220.2)	26.5
Intangible asset amortization	(2.9)	(2.1)	(0.8)	(8.2)	(6.0)	(2.2)
Interest expense	(19.8)	(9.4)	(10.4)	(44.3)	(28.1)	(16.2)
Foreign exchange gains (losses)	1.8	51.6	(49.8)	(15.7)	127.5	(143.2)
Income tax (expense) benefit	(15.3)	(0.9)	(14.4)	(56.6)	17.1	(73.7)
Net income (loss)	$63.8	$(93.6)	$157.4	$264.0	$(363.0)	$627.0
The key changes in our consolidated results for the three and nine months ended September 30, 2023 compared to the prior year periods are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended September 30, 2023 was driven by lower catastrophe losses and improved favorable prior year loss reserve development. Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2023 were $12.0 million, or 2.0 percentage points on the combined ratio, including Hawaii wildfires, Hurricane Idalia, and Storm Hans, compared to $114.6 million or 18.7 points on the combined ratio for the three months ended September 30, 2022, primarily from Hurricane Ian. The lower catastrophe losses were a result of the Company’s significant reduction in catastrophe exposed business. Favorable prior year loss reserve development for the three months ended September 30, 2023 was $24.7 million compared to $5.3 million for the three months ended September 30, 2022, was primarily the result of management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves.
The improvement in net underwriting results for the nine months ended September 30, 2023 was driven by improved favorable prior year loss reserve development of $163.1 million compared to $17.2 million for the nine months ended September 30, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, which represents $122.2 million of the favorable loss reserve development. See “Segment Results” below for additional information. In addition, catastrophe losses, net of reinsurance and reinstatement premiums, were $24.9 million, or 1.3 percentage points on the combined ratio, for the nine months ended September 30, 2023, primarily driven by the Turkey Earthquake and Chile Wildfire, compared to $137.7 million, or 8.0 percentage points on the combined ratio, for the nine months ended September 30, 2022, primarily driven by Hurricane Ian. The lower catastrophe losses were a result of the Company’s significant reduction in catastrophe exposed business, evidenced by the reduction its overall probable maximum loss (“PML”) by approximately 10% at June 30, 2023, the latest date measured, from December 31, 2022. The improvement in underwriting results was partially offset by $28.9 million, or 1.6 percentage points on the combined ratio, of overhead expenses included in Other underwriting expense for the nine months ended September 30, 2023 that were previously included in Net corporate and other expenses for the nine months ended September 30, 2022.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	($ in millions)
Debt securities, available for sale	$4,423.3	$2,635.5
Debt securities, trading	616.4	1,526.0
Total debt securities (1)	5,039.7	4,161.5
Short-term investments	548.7	984.6
Investments in Related Party Investment Funds	109.9	128.8
Other long-term investments	326.1	377.2
Equity securities	1.6	1.6
Total investments	6,026.0	5,653.7
Cash and cash equivalents	703.5	705.3
Restricted cash and cash equivalents (2)	107.7	208.4
Total invested assets and cash(1)	$6,837.2	$6,567.4
(1)Includes $550.9 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of September 30, 2023 (December 31, 2022 - $530.7 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments as of September 30, 2023 was net investment income of $75.1 million primarily driven by increases in interest and dividend income due to the change in the mix of our investment portfolio, prioritizing fixed income securities. These fixed income securities are primarily made up of U.S. treasury and corporate debt positions which yield increased investment income due to a higher interest rate environment. Additionally, there was an increase in total debt securities of $878.2 million which was partially offset by a decrease of $435.9 million of short-term investments as of September 30, 2023, due to the maturity of short-term bonds purchased in 2022 and the rotation into corporate debt and similar structured products.
We extended the weighted-asset duration of our fixed income portfolio to 2.7 years, excluding cash and cash equivalents, to secure yield on our corporate and structured credit securities (December 31, 2022 - 1.8 years). With the impact of the 2023 LPT, we have increased the position of our fixed income portfolio backing net loss reserves to an effective duration of 2.7 years, excluding cash and cash equivalents, which matches the duration of our economic liabilities (December 31, 2022 - 2.5 years). The average credit rating of our investment portfolio is AA as of September 30, 2023 (December 31, 2022 - AA) with no defaults in the investment portfolio.
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

Investment Results
The following is a summary of the results from investments and cash for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Net investment income	$79.1	$43.1	$219.8	$75.9
Change in fair value of trading portfolio (1)	(11.2)	(33.8)	34.7	(176.3)
Net realized investment gains (losses)	4.1	(22.3)	(32.3)	(60.1)
Net realized and unrealized investment gains (losses) from related party investment funds	0.1	(8.3)	—	(199.8)
Investment results	72.1	(21.3)	222.2	(360.3)
Investment expenses	(4.0)	(6.9)	(14.5)	(14.5)
Total realized and unrealized investment gains (losses) and net investment income	$68.1	$(28.2)	$207.7	$(374.8)
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.
The following is a summary of the results from investments by investment classification, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Debt securities, available for sale	$54.0	$12.5	$137.6	$15.4
Debt securities, trading	9.4	(21.2)	49.0	(141.4)
Short-term investments	7.6	(6.1)	21.9	(8.7)
Other long-term investments	(5.7)	7.1	(5.1)	5.5
Derivative instruments	0.8	—	4.3	—
Equity securities	—	(0.1)	—	(0.5)
Net realized and unrealized investment gains (losses) from Related Party Investment Funds	0.1	(8.3)	—	(199.8)
Realized and unrealized investment gains (losses) and net investment income before other investment expenses and investment loss on cash and cash equivalents	66.2	(16.1)	207.7	(329.5)
Investment expenses	(4.0)	(6.9)	(14.5)	(14.5)
Net investment income (loss) on cash and cash equivalents	5.9	(5.2)	14.5	(30.8)
Total realized and unrealized investment gains (losses) and net investment income	$68.1	$(28.2)	$207.7	$(374.8)
Investment Returns
Total realized and unrealized investment gains and net investment income for the three months ended September 30, 2023 was primarily attributable to net investment results from our debt and short-term investment portfolio of $71.0 million. These returns were driven by dividend and interest income primarily on U.S. treasury bills and corporate debt positions, which make up 46.2% of our total investments as of September 30, 2023, compared to 28.6% of our portfolio as of September 30, 2022.
Total realized and unrealized investment gains and net investment income for the nine months ended September 30, 2023 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $208.5 million. Increased dividend and investment income is due to the ongoing re-positioning of the portfolio to focus on investing in high grade fixed income securities.
Total realized and unrealized investment losses and net investment income for the three months ended September 30, 2022 was primarily attributable to losses on the fixed income portfolio of $8.7 million or a (1.2)% return, on our debt securities primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads. We also recognized a net investment loss of $8.4 million from our investment in the TP Enhanced Fund, corresponding to a (3.2)% return.
Total realized and unrealized investment losses and net investment loss for the nine months ended September 30, 2022 was primarily attributable to a net investment loss of $194.0 million from our investment in the TP Enhanced Fund, corresponding to a (28.2)% return. We also recognized losses of $126.0 million, or a (4.7)% return, on our debt securities and $5.0 million, or a 0.7% return, on our equity securities and other long-term investment portfolios, primarily due to rising interest rates and to a lesser extent foreign currency movements and widening credit spreads.
Based on management’s view and expectation, the Company has targeted that it will achieve between $250 million and $260 million of net investment income for the full year 2023.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended September 30, 2023, other revenues primarily consisted of $20.3 million of service fee revenue from MGAs. For the three months ended September 30, 2022, other revenues consisted of $20.5 million of service fee revenue from MGAs, a gain of $1.8 million from the change in fair value of liability-classified capital instruments, and a $6.7 million impairment loss related to our investment in Joyn. The increase is primarily driven by the Joyn impairment loss during the three months ended September 30, 2022.
For the nine months ended September 30, 2023, other revenues primarily consisted of $72.2 million of service fee revenue from MGAs and a gain of $4.5 million from the sale of renewal rights of our environmental business, partially offset by a loss of $44.4 million from the change in fair value of liability-classified capital instruments. For the nine months ended September 30, 2022, other revenues consisted of $66.4 million of service fee revenue from MGAs and $39.0 million from the change in fair value of liability-classified capital instruments, partially offset by a $6.7 million impairment loss related to our investment in Joyn. The decrease in other revenues is driven by the loss from the change in fair value of liability-classified capital instruments due to the increase in the Company’s common share price, partially offset by an increase in service fee revenue primarily resulting from IMG from improved market conditions.
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
The decrease in Net corporate and other expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily driven by the reclassification of certain compensation costs, including compensation expenses, previously included in Net corporate and other expense into Other underwriting expense. For the three months ended September 30, 2023, $9.7 million of costs were included in Other underwriting expenses that were previously included in Net corporate and other expenses in the three months ended September 30, 2022. This change in estimate was based in part on an assessment of the amount of time certain employees spend on underwriting-related activities versus other activities for 2023, which resulted in additional overhead expenses being allocated to Other underwriting expenses and less to Net corporate and other expenses. The decrease included restructuring charges of $5.1 million incurred for the three months ended September 30, 2023, which include severance-related charges, compared to $5.9 million of severance and other related charges for the three months ended September 30, 2022.
The decrease in Net corporate and other expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by the reclassifications addressed above. For the nine months ended September 30, 2023, $28.9 million of costs were included in Other underwriting expenses that were previously included in Net corporate and other expenses in the nine months ended September 30, 2022. These amounts were offset by restructuring charges of $23.8 million, which include severance-related charges, for the nine months ended September 30, 2023 compared to $17.7 million of severance and other related charges for the nine months September 30, 2022. The Company expects that in total $25 million of restructuring charges will be incurred in 2023. In addition, the Company incurred $7.9 million of costs associated with the 2023 LPT and the Indication of Interest in the nine months ended September 30, 2023.

Service fee expense increased to $48.7 million for the three months ended September 30, 2023 compared to $47.2 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, service fee expense increased to $144.2 million compared to $135.3 million for the nine months ended September 30, 2022. This was due to the increased service expenses from IMG for both periods.
For the three and nine months ended September 30, 2023, the Company did not record a current expected credit loss as there was no significant change in the allowance from December 31, 2022. For the three and nine months ended September 30, 2022, we recorded current expected credit (gains) losses of $(0.7) million and $10.0 million, respectively. The current expected credit loss for the nine months ended September 30, 2022 was primarily due to credit exposure to Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended September 30, 2023 was $2.9 million and $8.2 million, respectively (2022 - $2.1 million and $6.0 million, respectively). The increases in amortization were due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes as well as interest associated with certain reinsurance contracts. Total interest expense for the three and nine months ended September 30, 2023 was $19.8 million and $44.3 million, respectively (2022 - $9.4 million and $28.1 million, respectively). The increases in interest expense were due to the interest expense associated with funds held on the 2023 LPT, in addition to increases in the variable interest rate on the 2017 SEK Subordinated Note.
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
The foreign exchange gains of $1.8 million for the three months ended September 30, 2023 were primarily due to $2.5 million of foreign exchange gains from our international operations.
The foreign exchange losses of $15.7 million for the nine months ended September 30, 2023 were primarily due to $14.0 million of foreign exchange losses from our international operations.
The foreign exchange gains of $51.6 million for the three months ended September 30, 2022 were primarily due to $51.9 million of foreign exchange gains from our international operations and $19.2 million of foreign currency effects from the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
The foreign exchange gains of $127.5 million for the nine months ended September 30, 2022 were primarily due to $114.5 million of foreign exchange gains from our international operations and $54.3 million of foreign currency effects from the 2017 SEK Subordinated Notes, as a result of the strengthening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total realized and unrealized investment gains (losses) and net investment income” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $2.3 million and comprehensive income of $4.1 million for the three months ended September 30, 2023 and charges to net income of $8.0 million and comprehensive income of $8.0 million for the nine months ended September 30, 2023.

Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2023 compared to income tax expense for the three months ended September 30, 2022 is due to increased underwriting and investment income.
Segment Results — Three and nine months ended September 30, 2023 and 2022
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features.
The following tables set forth the operating segment results and ratios for the three months ended September 30, 2023 and 2022:

	Three months ended September 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$265.4	$460.1	$725.5	$—	$33.3	$—	$758.8
Net premiums written	243.2	290.4	533.6	—	32.4	—	566.0
Net premiums earned	256.9	318.4	575.3	—	37.7	—	613.0
Loss and loss adjustment expenses incurred, net	136.2	219.6	355.8	(1.2)	18.5	—	373.1
Acquisition costs, net	69.4	76.3	145.7	(37.2)	21.0	—	129.5
Other underwriting expenses	14.4	16.9	31.3	—	5.3	—	36.6
Underwriting income (loss)	36.9	5.6	42.5	38.4	(7.1)	—	73.8
Services revenues	(0.2)	58.8	58.6	(38.3)	—	(20.3)	—
Services expenses	—	48.7	48.7	—	—	(48.7)	—
Net services fee income (loss)	(0.2)	10.1	9.9	(38.3)	—	28.4	—
Services noncontrolling income	—	(2.4)	(2.4)	—	—	2.4	—
Net services income (loss)	(0.2)	7.7	7.5	(38.3)	—	30.8	—
Segment income (loss)	$36.7	$13.3	$50.0	$0.1	$(7.1)	$30.8	$73.8

Underwriting Ratios: (1)
Loss ratio	53.0%	69.0%	61.8%				60.9%
Acquisition cost ratio	27.0%	24.0%	25.3%				21.1%
Other underwriting expenses ratio	5.6%	5.3%	5.4%				6.0%
Combined ratio	85.6%	98.3%	92.5%				88.0%
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

	Three months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$318.4	$524.9	$843.3	$—	$0.5	$—	$843.8
Net premiums written	267.1	366.7	633.8	—	0.6	—	634.4
Net premiums earned	304.5	305.4	609.9	—	2.7	—	612.6
Loss and loss adjustment expenses incurred, net	286.3	217.8	504.1	(1.5)	(4.7)	—	497.9
Acquisition costs, net	69.8	81.0	150.8	(34.0)	—	—	116.8
Other underwriting expenses	28.0	15.3	43.3	—	1.5	—	44.8
Underwriting income (loss)	(79.6)	(8.7)	(88.3)	35.5	5.9	—	(46.9)
Services revenues	3.4	52.5	55.9	(35.4)	—	(20.5)	—
Services expenses	—	47.2	47.2	—	—	(47.2)	—
Net services fee income	3.4	5.3	8.7	(35.4)	—	26.7	—
Services noncontrolling loss	—	0.5	0.5	—	—	(0.5)	—
Net services income	3.4	5.8	9.2	(35.4)	—	26.2	—
Segment income (loss)	$(76.2)	$(2.9)	$(79.1)	$0.1	$5.9	$26.2	$(46.9)

Underwriting Ratios: (1)
Loss ratio	94.0%	71.3%	82.7%				81.3%
Acquisition cost ratio	22.9%	26.5%	24.7%				19.1%
Other underwriting expenses ratio	9.2%	5.0%	7.1%				7.3%
Combined ratio	126.1%	102.8%	114.5%				107.7%
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
Core Premium Volume
Gross premiums written decreased by $117.8 million, or 14.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Net premiums written decreased by $100.2 million, or 15.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Net premiums earned decreased by $34.6 million, or 5.7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decreases in premium volume were primarily a result of lower premiums written in International reinsurance, primarily in the property lines, as we execute the Restructuring Plan. The Company will continue to prioritize underwriting profitability over premium growth as we look to improve return on average common shareholders’ equity attributable to SiriusPoint common shareholders and other key performance indicators. SiriusPoint measures premium rate change in its premium renewals at June 1 and July 1, as these are both important renewal dates.
Core Underwriting Results
The improvement in net underwriting results was primarily driven by increased favorable prior year loss reserve development, lower catastrophe losses and favorable expense ratios (both commission and other underwriting expense ratios), which results in a higher underwriting gain.
Losses incurred included $12.6 million of favorable prior year loss reserve development for the three months ended September 30, 2023, compared to adverse prior year loss reserve development of $2.6 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, favorable prior year loss reserve development was driven by decreases in property in Reinsurance and A&H in Insurance & Services, partially offset by loss emergence in the casualty business lines in the Insurance & Service segment. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves.

For the three months ended September 30, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $6.7 million, or 1.2 percentage points on the combined ratio, which includes losses of $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia, compared to $114.6 million, or 18.8 percentage points on the combined ratio, for the three months ended September 30, 2022, including $80.1 million for Hurricane Ian and $34.5 million for other third quarter 2022 catastrophe events.
Core Services Results
Services revenues was $58.6 million for the three months ended September 30, 2023 compared to $55.9 million for the three months ended September 30, 2022. The increase was primarily due to higher services revenues in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian Risk Capital Ltd. (“Arcadian”).
For the three months ended September 30, 2023, net services fee income increased to $9.9 million compared to net services fee income of $8.7 million for the three months ended September 30, 2022 primarily due to increased services expenses from IMG. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 16.9% for the three months ended September 30, 2023 from 15.6% for the three months ended September 30, 2022.
We generated net services income of $7.5 million for the three months ended September 30, 2023, compared to net services income of $9.2 million for the three months ended September 30, 2022. The decrease is driven by higher services noncontrolling income from our consolidated MGAs.
The following tables set forth the operating segment results and ratios for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,019.3	$1,571.6	$2,590.9	$—	$120.9	$—	$2,711.8
Net premiums written	866.1	1,019.4	1,885.5	—	97.8	—	1,983.3
Net premiums earned	788.2	934.0	1,722.2	—	126.0	—	1,848.2
Loss and loss adjustment expenses incurred, net	368.5	608.8	977.3	(4.0)	42.6	—	1,015.9
Acquisition costs, net	186.7	228.7	415.4	(105.6)	51.2	—	361.0
Other underwriting expenses	54.6	61.7	116.3	—	15.8	—	132.1
Underwriting income	178.4	34.8	213.2	109.6	16.4	—	339.2
Services revenues	(2.8)	184.6	181.8	(109.6)	—	(72.2)	—
Services expenses	—	144.2	144.2	—	—	(144.2)	—
Net services fee income (loss)	(2.8)	40.4	37.6	(109.6)	—	72.0	—
Services noncontrolling income	—	(5.7)	(5.7)	—	—	5.7	—
Net services income (loss)	(2.8)	34.7	31.9	(109.6)	—	77.7	—
Segment income	$175.6	$69.5	$245.1	$—	$16.4	$77.7	$339.2

Underwriting Ratios: (1)
Loss ratio	46.8%	65.2%	56.7%				55.0%
Acquisition cost ratio	23.7%	24.5%	24.1%				19.5%
Other underwriting expenses ratio	6.9%	6.6%	6.8%				7.1%
Combined ratio	77.4%	96.3%	87.6%				81.6%
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

	Nine months ended September 30, 2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,220.9	$1,442.3	$2,663.2	$—	$2.9	$—	$2,666.1
Net premiums written	963.5	1,005.6	1,969.1	—	2.2	—	1,971.3
Net premiums earned	931.6	762.5	1,694.1	—	16.6	—	1,710.7
Loss and loss adjustment expenses incurred, net	685.5	506.6	1,192.1	(3.8)	10.0	—	1,198.3
Acquisition costs, net	236.0	198.4	434.4	(86.4)	0.9	—	348.9
Other underwriting expenses	86.8	46.8	133.6	—	4.5	—	138.1
Underwriting income (loss)	(76.7)	10.7	(66.0)	90.2	1.2	—	25.4
Services revenues	3.4	165.9	169.3	(102.9)	—	(66.4)	—
Services expenses	—	135.3	135.3	—	—	(135.3)	—
Net services fee income	3.4	30.6	34.0	(102.9)	—	68.9	—
Services noncontrolling loss	—	0.6	0.6	—	—	(0.6)	—
Net services income	3.4	31.2	34.6	(102.9)	—	68.3	—
Segment income (loss)	$(73.3)	$41.9	$(31.4)	$(12.7)	$1.2	$68.3	$25.4

Underwriting Ratios: (1)
Loss ratio	73.6%	66.4%	70.4%				70.0%
Acquisition cost ratio	25.3%	26.0%	25.6%				20.4%
Other underwriting expenses ratio	9.3%	6.1%	7.9%				8.1%
Combined ratio	108.2%	98.5%	103.9%				98.5%
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
Core Premium Volume
Gross premiums written decreased by $72.3 million, or 2.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Net premiums written decreased by $83.6 million, or 4.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Net premiums earned increased by $28.1 million, or 1.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decreases in written premium volume were primarily driven by a decrease in the Reinsurance segment as we execute the Restructuring Plan.
Core Underwriting Results
We generated underwriting income of $213.2 million and a combined ratio of 87.6% for the nine months ended September 30, 2023, compared to an underwriting loss of $66.0 million and a combined ratio of 103.9% for the nine months ended September 30, 2022. The improvement in net underwriting results was primarily driven by favorable prior year loss reserve development, lower catastrophe losses, and favorable expense ratios (both commission and other underwriting expense ratios), which results in a higher underwriting gain.
For the nine months ended September 30, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $13.7 million, or 0.8 percentage points on the combined ratio, which includes losses of $6.8 million from the Turkey Earthquake, $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia, compared to $137.7 million, or 8.1 percentage points on the combined ratio, for the nine months ended September 30, 2022, including $80.1 million for Hurricane Ian and $57.6 million for other catastrophe events, including the South Africa floods and France hail storms. For the nine months ended September 30, 2022, losses from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business, were $12.9 million, or 0.8 percentage points on the combined ratio.

Losses incurred included $129.7 million of favorable loss reserve development for the nine months ended September 30, 2023 compared to $3.9 million for the nine months ended September 30, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.
Core Services Results
Services revenues was $181.8 million for the nine months ended September 30, 2023 compared to $169.3 million for the nine months ended September 30, 2022. The increase was primarily due to higher services revenues in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian.
For the nine months ended September 30, 2023, net services fee income increased to $37.6 million from $34.0 million for the nine months ended September 30, 2022 primarily due to increased services revenues from IMG and Arcadian for the nine months ended September 30, 2023. Service margin, which is calculated as net service fee income as a percentage of services revenues, remained stable at 20.7% for the nine months ended September 30, 2023 compared to 20.1% for the nine months ended September 30, 2022.
We generated net services income of $31.9 million for the nine months ended September 30, 2023, compared to $34.6 million for the nine months ended September 30, 2022. The decrease is driven by higher services noncontrolling income from our consolidated MGAs.
Reinsurance Segment
Reinsurance consists of our underwriting lines of business which offer Aviation & Space, Casualty, Contingency, Credit & Bond, Marine & Energy, Mortgage, and Property on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended			Nine months ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
	($ in millions)
Gross premiums written	$265.4	$318.4	$(53.0)	$1,019.3	$1,220.9	$(201.6)
Net premiums written	243.2	267.1	(23.9)	866.1	963.5	(97.4)
Net premiums earned	256.9	304.5	(47.6)	788.2	931.6	(143.4)
Loss and loss adjustment expenses incurred, net	136.2	286.3	(150.1)	368.5	685.5	(317.0)
Acquisition costs, net	69.4	69.8	(0.4)	186.7	236.0	(49.3)
Other underwriting expenses	14.4	28.0	(13.6)	54.6	86.8	(32.2)
Underwriting income (loss)	36.9	(79.6)	116.5	178.4	(76.7)	255.1
Services revenues	(0.2)	3.4	(3.6)	(2.8)	3.4	(6.2)
Net services income (loss)	(0.2)	3.4	(3.6)	(2.8)	3.4	(6.2)
Segment income (loss)	$36.7	$(76.2)	$112.9	$175.6	$(73.3)	$248.9

Underwriting ratios: (1)
Loss ratio	53.0%	94.0%	(41.0)%	46.8%	73.6%	(26.8)%
Acquisition cost ratio	27.0%	22.9%	4.1%	23.7%	25.3%	(1.6)%
Other underwriting expense ratio	5.6%	9.2%	(3.6)%	6.9%	9.3%	(2.4)%
Combined ratio	85.6%	126.1%	(40.5)%	77.4%	108.2%	(30.8)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Premium Volume
Gross premiums written in the Reinsurance segment decreased by $53.0 million, or 16.6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by lower premiums written in International reinsurance, primarily in the property lines, as we execute the Restructuring Plan.
Gross premiums written in the Reinsurance segment decreased by $201.6 million, or 16.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by lower premiums written in International reinsurance, primarily in the property lines, as we execute the Restructuring Plan. This was partially offset by growth in North America reinsurance in the property and casualty lines of business.
Underwriting Results
The increase in net underwriting results was primarily due to lower catastrophe losses, net of reinsurance and reinstatement premiums, of $6.8 million or 2.6 percentage points on the combined ratio, for the three months ended September 30, 2023, which includes losses of $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia, compared to $114.6 million or 37.6 percentage points on the combined ratio for the three months ended September 30, 2022 primarily due to Hurricane Ian.
The increase in net underwriting results for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to higher favorable prior year loss reserve development and lower catastrophe losses. Net favorable prior year loss reserve development was $119.7 million for the nine months ended September 30, 2023 compared to net favorable prior year loss reserve development of $11.8 million for the nine months ended September 30, 2022. The favorable loss reserve development for the nine months ended September 30, 2023 was primarily the result of management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT. For the nine months ended September 30, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $12.8 million or 1.6 percentage points on the combined ratio, which includes losses of $5.7 million from the Turkey Earthquake, $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia, compared to $137.7 million or 14.8 percentage points on the combined ratio for the nine months ended September 30, 2022 primarily due to Hurricane Ian, South Africa floods and France hail storms.
Insurance & Services Segment
Insurance & Services offers a comprehensive set of services for startup MGAs and insurance services companies. Furthermore, we offer expertise in underwriting, pricing and product development to businesses with whom we partner. The Insurance & Services segment predominantly provides insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. The Insurance & Services segment provides coverage in the following product lines: A&H (including business generated by IMG and Armada), Environmental, Workers' Compensation, and other lines of business including a cross section of property and casualty lines. As of September 30, 2023, we have equity stakes in 31 entities (MGA, Insurtech and Other) which underwrite or distribute a wide range of lines of business, including workers’ compensation, general liability, professional liability, directors & offices, credit and bond, cyber, commercial automobile, accident & health, and other specialty insurance classes. As of September 30, 2023, we consolidated five MGAs in our financial statements: Arcadian Risk Capital Ltd. (“Arcadian”), ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”), Banyan Risk Ltd. (“Banyan Risk”) and International Medical Group, Inc. (“IMG”). In October 2023, we sold two additional equity stakes, including Banyan. Banyan and SiriusPoint will continue their current underwriting relationship. Of the remaining investments, we provide underwriting capacity in the form of insurance or reinsurance to 16 MGAs, while 9 are equity investments only.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended			Nine months ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
	($ in millions)
Gross premiums written	$460.1	$524.9	$(64.8)	$1,571.6	$1,442.3	$129.3
Net premiums written	290.4	366.7	(76.3)	1,019.4	1,005.6	13.8
Net premiums earned	318.4	305.4	13.0	934.0	762.5	171.5
Loss and loss adjustment expenses incurred, net	219.6	217.8	1.8	608.8	506.6	102.2
Acquisition costs, net	76.3	81.0	(4.7)	228.7	198.4	30.3
Other underwriting expenses	16.9	15.3	1.6	61.7	46.8	14.9
Underwriting income (loss)	5.6	(8.7)	14.3	34.8	10.7	24.1
Services revenues	58.8	52.5	6.3	184.6	165.9	18.7
Services expenses	48.7	47.2	1.5	144.2	135.3	8.9
Net services fee income	10.1	5.3	4.8	40.4	30.6	9.8
Services noncontrolling (income) loss	(2.4)	0.5	(2.9)	(5.7)	0.6	(6.3)
Net services income	7.7	5.8	1.9	34.7	31.2	3.5
Segment income (loss)	$13.3	$(2.9)	$16.2	$69.5	$41.9	$27.6

Underwriting ratios: (1)
Loss ratio	69.0%	71.3%	(2.3)%	65.2%	66.4%	(1.2)%
Acquisition cost ratio	24.0%	26.5%	(2.5)%	24.5%	26.0%	(1.5)%
Other underwriting expense ratio	5.3%	5.0%	0.3%	6.6%	6.1%	0.5%
Combined ratio	98.3%	102.8%	(4.5)%	96.3%	98.5%	(2.2)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written decreased by $64.8 million, or 12.3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by decreases in premiums from strategic partnerships, mainly Pie and Corvus Insurance.
Gross premiums written increased by $129.3 million, or 9.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by growth across Insurance & Services, including growth in premiums from strategic partnerships, and A&H.
Consolidated MGAs
Gross premiums written generated by the consolidated MGAs in the aggregate decreased by $23.9 million, or 13.7%, to $150.2 million for the three months ended September 30, 2023 compared to $174.1 million for the three months ended September 30, 2022, primarily driven by decreases in Arcadian.
Gross premiums written generated by the consolidated MGAs in the aggregate increased by $11.0 million, or 2.2%, to $516.7 million for the nine months ended September 30, 2023 compared to $505.7 million for the nine months ended September 30, 2022, primarily driven by increases in IMG.
Book value for the consolidated MGAs was $91.7 million as of September 30, 2023, compared to $85 million at December 31, 2022.
Underwriting Results
The improvement in underwriting income of $14.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to decreased adverse prior year loss reserve development. Net adverse prior year loss reserve development was $6.6 million for the three months ended September 30, 2023, compared to $18.9 million for the three months ended September 30, 2022 due to improved favorable loss reserve emergence in A&H and lower adverse prior year loss development in workers compensation.
The improvement in underwriting income of $24.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by the increased favorable prior loss reserve development. Net favorable prior year loss reserve development was $10.0 million for the nine months ended September 30, 2023, which was primarily driven by favorable loss reserve development in A&H, compared to adverse prior year loss reserve development of $7.9 million for the nine months ended September 30, 2022.
Services Results
The increase in services revenues of $6.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to higher services revenues in IMG from increased demand for its travel products and services, as well as continued growth in Arcadian.
The increase in services revenues of $18.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher services revenues in IMG from increased demand for its travel products and services, as well as continued growth in Arcadian.
The increase in net services income of $1.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to higher margins achieved in Arcadian.
The increase in net services income of $3.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher margins achieved in Arcadian.
Corporate
Corporate includes the results of all runoff business, which represent certain classes of business that we no longer actively underwrite, including those that have asbestos and environmental and other latent liability exposures and certain reinsurance contracts that have interest crediting features. Corporate results also include the effect of certain business lines no longer actively written due to the Restructuring Plan. The following table sets forth underwriting results and the period over period changes for the three and nine months ended September 30, 2023 and 2022:

	Three months ended			Nine months ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
	($ in millions)
Gross premiums written	$33.3	$0.5	$32.8	$120.9	$2.9	$118.0
Net premiums written	32.4	0.6	31.8	97.8	2.2	95.6
Net premiums earned	37.7	2.7	35.0	126.0	16.6	109.4
Loss and loss adjustment expenses incurred, net	18.5	(4.7)	23.2	42.6	10.0	32.6
Acquisition costs, net	21.0	—	21.0	51.2	0.9	50.3
Other underwriting expenses	5.3	1.5	3.8	15.8	4.5	11.3
Underwriting income (loss)	$(7.1)	$5.9	$(13.0)	$16.4	$1.2	$15.2
Underwriting loss for the three months ended September 30, 2023 is primarily due to higher catastrophe losses, net of reinsurance and reinstatement premiums, including $5.0 million from Storm Hans, in addition to a single runoff contract that is generating a high attritional losses incurred without significant earned premiums, partially offset by favorable prior year loss reserve development of $12.1 million, primarily resulting from management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves.
Underwriting income for the nine months ended September 30, 2023 is primarily due to favorable loss reserve development of $33.4 million, due to management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.

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
Core net services income - consists of services revenues which include commissions, brokerage and fee income related to consolidated MGAs, and other revenues, and services expenses which include direct expenses related to consolidated MGAs, services noncontrolling income which represent minority ownership interests in consolidated MGAs. Net investment gains (losses) from Strategic Investments which are net investment gains/losses from our investment holdings, are no longer included in Core net services income, with comparative financial periods restated. Net services income is a key indicator of the profitability of the Company's services provided.
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
Tangible Book Value Per Diluted Common Share
Tangible book value per diluted common share, as presented, is a non-GAAP financial measure and the most comparable U.S. GAAP measure is book value per common share. Tangible book value per diluted common share excludes intangible assets. Starting in 2023, the Company will no longer exclude restricted shares from calculation of Tangible Book Value per Diluted Common Share, as the unvested restricted shares outstanding are no longer considered material. The resulting change in Tangible Book Value per Diluted Common Share is ($0.04) per share at September 30, 2023 and thus the Company will no longer adjust the calculation. Further, management believes that effects of intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. The tangible book value per diluted common share is also useful because it provides a more accurate measure of the realizable value of shareholder returns, excluding intangible assets.

The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,050.0	$1,874.7
Intangible assets	(155.6)	(163.8)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$1,894.4	$1,710.9

Common shares outstanding	165,068,101	162,177,653
Effect of dilutive stock options, restricted share units, warrants and Series A preference shares	4,236,254	3,492,795
Book value per diluted common share denominator	169,304,355	165,670,448
Unvested restricted shares	—	(1,708,608)
Tangible book value per diluted common share denominator	169,304,355	163,961,840

Book value per common share	$12.42	$11.56
Book value per diluted common share	$12.11	$11.32
Tangible book value per diluted common share	$11.19	$10.43
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
SiriusPoint is a holding company and has no substantial operations of its own and its assets consist primarily of its investments in subsidiaries. Its cash needs primarily consist of the payment of corporate expenses, interest payments on senior and subordinated notes, investment opportunities and dividends to preference shareholders. SiriusPoint may also require cash to fund share repurchases. Cash at the subsidiaries is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, general and administrative expenses and to purchase investments. The insurance and reinsurance business of our operating subsidiaries inherently provide liquidity, as premiums are received in advance of the time losses are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types of business we write.
For additional commitments and contingencies that may affect our liquidity requirements see Note 18 “Commitments and contingencies” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three and nine months ended September 30, 2023, SiriusPoint did not pay any dividends to its common shareholders.
During the three and nine months ended September 30, 2023, SiriusPoint declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2022 - $4.0 million and $12.0 million, respectively).
For the three and nine months ended September 30, 2023, SiriusPoint received $10.0 million and $89.2 million, respectively (2022 - $20.0 million and $95.0 million, respectively), of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of

SiriusPoint’s subsidiaries, which was approximately $713.5 million as of December 31, 2022, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2022 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, and S&P. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. The Company’s 2022 filed BSCR ratio was 217%. Further, the Company filed its second quarter 2023 Bermuda Quarterly Financial Return, the most recent period available, with the ratio improving to 238%.
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
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2023, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
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

The following table represents a summary of our debt obligations as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$252.2	7.5%	$264.3	6.0%
Unamortized discount	(7.2)		(5.7)
2017 SEK Subordinated Notes, carrying value	245.0		258.6
2016 Senior Notes, at face value	400.0	4.6%	400.0	4.5%
Unamortized premium	3.8		4.8
2016 Senior Notes, carrying value	403.8		404.8
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.3)		(0.4)
2015 Senior Notes, carrying value	114.7		114.6
Total debt	$763.5		$778.0
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2016 Senior Notes and 2015 Senior Notes, please refer to Note 16 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2022 Form 10-K.
Debt Covenants
As of September 30, 2023, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes and the 2015 Senior Notes.
Series A Preference Shares
SiriusPoint has 11,720,987 Series A preference shares outstanding, par value of $0.10 per share. The Series A preference shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions.
As of September 30, 2023, the estimated fair value of the Series A preference shares was $21.0 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the nine months ended September 30, 2023, the Company did not declare or pay dividends to Series A preference shareholders.
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
As of September 30, 2023, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 15 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of September 30, 2023, $1,264.2 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of September 30, 2023.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of September 30, 2023, total cash and cash equivalents and debt securities with a fair value of $1,402.7 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments increased by $253.1 million, or 10.5%, to $2,663.7 million as of September 30, 2023 from $2,410.6 million as of December 31, 2022. The increase was due to an increase in investments securing reinsurance contracts and letters of credit.
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
Operating, investing and financing cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	2023	2022
	($ in millions)
Net cash provided by operating activities	$367.9	$245.3
Net cash used in investing activities	(395.3)	(1,363.9)
Net cash used in financing activities	(75.1)	(18.3)
Net decrease in cash, cash equivalents and restricted cash	(102.5)	(1,136.9)
Cash, cash equivalents and restricted cash at beginning of period	913.7	1,948.4
Change in cash of assets held for sale	—	(20.0)
Cash, cash equivalents and restricted cash at end of period	$811.2	$791.5

Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in the collection of premiums due to the increase in premiums written which have outpaced the payment of claims.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2023 primarily relates to the increase in sales and maturities of U.S. treasuries during the period. Cash flows used in investing activities for the nine months ended September 30, 2022 primarily relates to the increase in purchases of debt securities during the period resulting from increased premium volume.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2023 primarily consisted of $38.5 million for the settlement of CVRs, $18.0 million for the repayment of loans related to agreements to repurchase securities, $12.0 million for cash dividends paid to preference shareholders, $9.2 million for taxes paid on withholding shares and $7.6 million for payments on deposit liability contracts, partially offset by $10.4 million of proceeds from the exercise warrants and options. Cash flows used in financing activities for the nine months ended September 30, 2022 primarily consisted of $12.7 million for payments on deposit liability contracts, $12.0 million for cash dividends paid to preference shareholders, $6.9 million for taxes paid on withholding shares and $5.0 million for shares repurchased, partially offset by $17.5 million of funds provided from loans related to agreements to repurchase securities.
Financial Condition
As of September 30, 2023, total shareholders’ equity was $2,265.4 million, compared to $2,082.6 million as of December 31, 2022. The increase was primarily due to net income of $245.3 million, partially offset by accumulated other comprehensive loss from unrealized losses from available for sale debt securities of $89.9 million, for the nine months ended September 30, 2023.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of September 30, 2023:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,039.7	300 bp decrease	5,450.0	$410.3
		200 bp decrease	5,313.1	273.4
		100 bp decrease	5,176.3	136.6
		50 bp decrease	5,107.8	68.1
		50 bp increase	4,966.8	(72.9)
		100 bp increase	4,894.2	(145.5)
		200 bp increase	4,749.1	(290.6)
		300 bp increase	4,604.0	$(435.7)
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

The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2023:

	10% increase	10% decrease
	($ in millions)
Euro to U.S. dollar	$(2.6)	$2.6
Swedish Krona to U.S. dollar	(3.4)	3.4
British Pound to U.S. dollar	1.5	(1.5)
South African Rand to U.S. Dollar	(1.0)	1.0
Canadian Dollar to U.S. dollar	$0.4	$(0.4)
Other Long-term Investments Price Risk
The carrying values of our other long-term investments are at either fair value, using the equity method, net asset value, or management's cost less any impairment, which is based on fair value, as of the balance sheet date. The fair values of these investments are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment or other market factors, including interest rates and foreign exchange. Assuming a hypothetical 10% and 30% increase or decrease in the value of our other long-term investments as of September 30, 2023, the carrying value of our other long-term investments would have increased or decreased by approximately $32.6 million and $97.8 million, pre-tax, respectively.
Investments in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Related Party Investment Funds as of September 30, 2023, the carrying value of these investments would have increased or decreased by approximately $11.0 million and $33.0 million, pre-tax, respectively.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weakness in the Company’s internal control over financial reporting, as further described below.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weakness in internal control over financial reporting described below, the consolidated financial statements included in this report on Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.
Material Weakness in Internal Control Over Financial Reporting
During the third quarter of 2023, the Company identified a material weakness in our internal control over financial reporting, which existed as of September 30, 2023. The Company identified that following a change in the financial reporting process in first quarter 2023, it did not have an adequate control in place to calculate and fully reconcile written and earned premiums, primarily relating to a manual calculation in our property catastrophe business, and also an overnight data transfer error. This material weakness resulted in the misstatement of our written and earned premiums for three and six months ended June 30, 2023. While immaterial, the Company has elected to revise such financial statements for transparency.
Remediation Plan and Status
Management has started to design and implement changes to our internal control over financial reporting to ensure that the material weakness will be remediated in a timely fashion. An additional control has been implemented to ensure the accuracy of the Net premiums earned calculations. Management expects to complete the remediation within a short period of time in light of the specific nature of the material weakness and the remediation plan in place.
Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
Except for the risk factor below, there have been no material changes to the Company's risk factors disclosed in Part I, Item 1A of our 2022 Form 10-K.
Changes in laws related to tax practices in Bermuda may adversely affect our results of operations
In recent months, the Government of Bermuda announced that it is expected to enact, before year end 2023, a 15% corporate income tax that will be effective for tax years beginning on or after January 1, 2025 (the “Proposed Bermudian CIT”). The Government of Bermuda opened a second public comment period through October 30, 2023, and is expected to release full draft legislation on November 11, 2023 with a third public comment period ending on November 24, 2023, with a view to enactment on or before December 31, 2023. The Company will be required to record the financial statement impact, if any, of the new legislation for the period of enactment. The Company is closely analyzing the Proposed Bermudian CIT and the related potential tax and financial statement consequences. It is possible that the net impact on deferred taxes and the effective tax rate may be material in light of specific technical provisions proposed in the October 2023 announcement. The Proposed Bermudian CIT, if implemented, may subject us to additional income taxes, which may adversely affect our results of operations.

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
As of September 30, 2023, a maximum value of approximately $56.3 million of common shares and warrants may yet be purchased under the program.
The Company did not make any repurchases of common shares during the three and nine months ended September 30, 2023.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Date: November 8, 2023
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Yendall
Stephen Yendall
Chief Financial Officer
(Principal Financial Officer)

/s/ Anthony L. LeHan
Anthony L. LeHan
Chief Accounting Officer
(Principal Accounting Officer)